Form 10-Q
period 2013-06-30
Prologis, Inc.; Prologis, L.P.
filed 2013-08-08
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Prologis, Inc.’s common stock outstanding as of August 1, 2013 was approximately 498,605,600.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2013 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of June 30, 2013, the REIT owned an approximate 99.62% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.38% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

i

PART 1.

Item  1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Investments in real estate properties	$20,898,865	$25,809,123
Less accumulated depreciation	2,422,909	2,480,660

Net investments in real estate properties	18,475,956	23,328,463
Investments in and advances to unconsolidated entities	3,884,766	2,195,782
Notes receivable backed by real estate	189,636	188,000
Assets held for sale	25,330	26,027

Net investments in real estate	22,575,688	25,738,272

Cash and cash equivalents	385,424	100,810
Restricted cash	26,642	176,926
Accounts receivable	124,980	171,084
Other assets	924,834	1,123,053

Total assets	$24,037,568	$27,310,145

LIABILITIES AND EQUITY
Liabilities:
Debt	$8,417,310	$11,790,794
Accounts payable and accrued expenses	651,081	611,770
Other liabilities	628,618	1,115,911
Liabilities related to assets held for sale	18,057	18,334

Total liabilities	9,715,066	13,536,809

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	100,000	582,200
Common stock: $0.01 par value; 498,597 shares and 461,770 shares issued and outstanding at June 30, 2013 and at December 31, 2012, respectively	4,986	4,618
Additional paid-in capital	17,939,829	16,411,855
Accumulated other comprehensive loss	(541,355)	(233,563)
Distributions in excess of net earnings	(3,704,034)	(3,696,093)

Total Prologis stockholders’ equity	13,799,426	13,069,017
Noncontrolling interests	523,076	704,319

Total equity	14,322,502	13,773,336

Total liabilities and equity	$24,037,568	$27,310,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$294,267	$372,010	$648,913	$727,896
Rental recoveries	78,470	96,449	177,207	182,961
Investment management income	43,608	30,993	77,243	63,350
Development management and other income	3,129	1,729	5,321	4,842

Total revenues	419,474	501,181	908,684	979,049

Expenses:
Rental expenses	112,581	125,918	245,907	244,151
Investment management expenses	25,006	15,075	44,915	31,956
General and administrative expenses	54,909	51,415	111,106	111,574
Depreciation and amortization	158,965	178,756	335,454	358,315
Other expenses	6,771	7,227	11,124	11,562
Merger, acquisition and other integration expenses	—	21,186	—	31,914
Impairment of real estate properties	—	—	—	3,185

Total expenses	358,232	399,577	748,506	792,657

Operating income	61,242	101,604	160,178	186,392

Other income (expense):
Earnings from unconsolidated entities, net	8,421	3,889	33,189	17,884
Interest expense	(92,508)	(127,582)	(207,498)	(260,551)
Interest and other income, net	4,492	5,912	16,119	11,013
Gains on acquisitions and dispositions of investments in real estate, net	61,035	520	399,880	268,291
Foreign currency and derivative gains (losses), net	(7,744)	12,753	(6,860)	(14,022)
Gains (losses) on early extinguishment of debt, net	(32,608)	(500)	(49,959)	4,919
Impairment of other assets	—	—	—	(16,135)

Total other income (expense)	(58,912)	(105,008)	184,871	11,399

Earnings (loss) before income taxes	2,330	(3,404)	345,049	197,791
Current income tax expense	24,838	17,995	80,345	29,068
Deferred income tax benefit	(4,350)	(9,920)	(7,991)	(8,869)

Total income tax expense	20,488	8,075	72,354	20,199

Earnings (loss) from continuing operations	(18,158)	(11,479)	272,695	177,592

Discontinued operations:
Income (loss) attributable to disposed properties and assets held for sale	(294)	6,273	(49)	19,051
Net gains on dispositions	13,467	9,874	19,301	21,123

Total discontinued operations	13,173	16,147	19,252	40,174

Consolidated net earnings (loss)	(4,985)	4,668	291,947	217,766
Net loss (earnings) attributable to noncontrolling interests	7,284	(2,739)	(4,819)	(2,857)

Net earnings attributable to controlling interests	2,299	1,929	287,128	214,909
Preferred stock dividends	3,816	10,049	14,121	20,616
Loss on preferred stock redemption	—	—	9,108	—

Net earnings (loss) attributable to common stockholders	$(1,517)	$(8,120)	$263,899	$194,293

Weighted average common shares outstanding - Basic	486,032	459,878	473,892	459,549

Weighted average common shares outstanding - Diluted	486,032	459,878	480,009	464,696

Net earnings (loss) per share attributable to common stockholders - Basic:
Continuing operations	$(0.03)	$(0.06)	$0.52	$0.33
Discontinued operations	0.03	0.04	0.04	0.09

Net earnings (loss) per share attributable to common stockholders - Basic	$0.00	$(0.02)	$0.56	$0.42

Net earnings (loss) per share attributable to common stockholders - Diluted:
Continuing operations	$(0.03)	$(0.06)	$0.51	$0.33
Discontinued operations	0.03	0.04	0.04	0.09

Net earnings (loss) per share attributable to common stockholders - Diluted	$0.00	$(0.02)	$0.55	$0.42

Dividends per common share	$0.28	$0.28	$0.56	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net earnings (loss)	$(4,985)	$4,668	$291,947	$217,766
Other comprehensive income (loss):
Foreign currency translation losses, net	(51,998)	(127,443)	(338,252)	(168,684)
Unrealized gains and amortization on derivative contracts, net	6,565	1,247	19,201	4,702

Comprehensive income (loss)	(50,418)	(121,528)	(27,104)	53,784
Net loss (earnings) attributable to noncontrolling interests	7,284	(2,739)	(4,819)	(2,857)
Comprehensive loss attributable to noncontrolling interests	7,864	11,959	11,259	12,492

Comprehensive income (loss) attributable to common stockholders	$(35,270)	$(112,308)	$(20,664)	$63,419

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2013

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
	Preferred Stock	Number of Shares	Par Value	Additional Paid-in Capital	Other Comprehensive Loss	in Excess of Net Earnings	Non- controlling interests	Total Equity
Balance as of January 1, 2013	$582,200	461,770	$4,618	$16,411,855	$(233,563)	$(3,696,093)	$704,319	$13,773,336
Consolidated net earnings	—	—	—	—	—	287,128	4,819	291,947
Effect of common stock plans	—	1,149	11	55,328	—	—	—	55,339
Issuance of stock in equity offering, net of issuance costs	—	35,650	357	1,437,688	—	—	—	1,438,045
Redemption of preferred stock	(482,200)	—	—	8,593	—	(9,108)	—	(482,715)
Issuance of warrants	—	—	—	32,359	—	—	—	32,359
Capital contributions, net	—	—	—	—	—	—	77,823	77,823
Settlement of noncontrolling interests	—	28	—	(4,994)	—	—	(245,862)	(250,856)
Foreign currency translation losses, net	—	—	—	—	(326,920)	—	(11,332)	(338,252)
Unrealized gains and amortization on derivative contracts, net	—	—	—	—	19,128	—	73	19,201
Distributions and allocations	—	—	—	(1,000)	—	(285,961)	(6,764)	(293,725)

Balance as of June 30, 2013	$100,000	498,597	$4,986	$17,939,829	$(541,355)	$(3,704,034)	$523,076	$14,322,502

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Consolidated net earnings	$291,947	$217,766
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(27,205)	(35,205)
Stock-based compensation awards, net	21,990	16,169
Depreciation and amortization	336,843	379,602
Earnings from unconsolidated entities, net	(33,189)	(17,884)
Distributions and changes in operating receivables from unconsolidated entities	51,312	14,461
Amortization of debt and lease intangibles	4,399	13,144
Non-cash merger, acquisition and other integration expenses	—	5,379
Impairment of real estate properties and other assets	—	19,320
Net gains on dispositions in discontinued operations	(19,301)	(21,123)
Gains on acquisitions and dispositions of investments in real estate, net	(399,880)	(268,291)
Losses (gains) on early extinguishment of debt, net	49,959	(4,919)
Unrealized foreign currency and derivative losses, net	5,923	9,717
Deferred income tax benefit	(7,991)	(8,869)
Decrease (increase) in restricted cash, accounts receivable and other assets	54,979	(103,574)
Decrease in accounts payable and accrued expenses and other liabilities	(126,218)	(55,588)

Net cash provided by operating activities	203,568	160,105

Investing activities:
Real estate development activity	(313,769)	(381,487)
Real estate acquisitions, net of cash received	(336,956)	(74,823)
Tenant improvements and lease commissions on previously leased space	(70,678)	(60,822)
Non-development capital expenditures	(30,109)	(24,915)
Investments in and advances to unconsolidated entities, net	(598,371)	(50,366)
Return of investment from unconsolidated entities	147,661	208,834
Proceeds from dispositions and contributions of real estate properties	3,620,074	891,266
Acquisition of NAIF II and other unconsolidated entities, net of cash received	—	(317,328)

Net cash provided by investing activities	2,417,852	190,359

Financing activities:
Proceeds from issuance of common stock, net	1,502,342	23,064
Dividends paid on common stock	(270,776)	(259,922)
Dividends paid on preferred stock	(17,414)	(26,964)
Redemption of preferred stock	(482,500)	—
Noncontrolling interest contributions	76,984	36,920
Noncontrolling interest distributions	(8,824)	(7,825)
Purchase of noncontrolling interest	(243,046)	(127,523)
Debt and equity issuance costs paid	(45,352)	(9,694)
Net proceeds from (payments on) credit facilities, net	(194,028)	220,742
Repurchase of debt	(1,776,913)	(1,314,387)
Proceeds from issuance of debt	256,825	1,378,119
Payments on debt	(1,083,075)	(152,431)

Net cash used in financing activities	(2,285,777)	(239,901)

Effect of foreign currency exchange rate changes on cash	(51,029)	6,996
Net increase in cash and cash equivalents	284,614	117,559
Cash and cash equivalents, beginning of period	100,810	176,072

Cash and cash equivalents, end of period	$385,424	$293,631

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Investments in real estate properties	$20,898,865	$25,809,123
Less accumulated depreciation	2,422,909	2,480,660

Net investments in real estate properties	18,475,956	23,328,463
Investments in and advances to unconsolidated entities	3,884,766	2,195,782
Notes receivable backed by real estate	189,636	188,000
Assets held for sale	25,330	26,027

Net investments in real estate	22,575,688	25,738,272

Cash and cash equivalents	385,424	100,810
Restricted cash	26,642	176,926
Accounts receivable	124,980	171,084
Other assets	924,834	1,123,053

Total assets	$24,037,568	$27,310,145

LIABILITIES AND CAPITAL
Liabilities:
Debt	$8,417,310	$11,790,794
Accounts payable and accrued expenses	651,081	611,770
Other liabilities	628,618	1,115,911
Liabilities related to assets held for sale	18,057	18,334

Total liabilities	9,715,066	13,536,809

Capital:
Partners’ capital:
General partner - preferred	100,000	582,200
General partner - common	13,699,426	12,486,817
Limited partners	52,081	51,194

Total partners’ capital	13,851,507	13,120,211
Noncontrolling interests	470,995	653,125

Total capital	14,322,502	13,773,336

Total liabilities and capital	$24,037,568	$27,310,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$294,267	$372,010	$648,913	$727,896
Rental recoveries	78,470	96,449	177,207	182,961
Investment management income	43,608	30,993	77,243	63,350
Development management and other income	3,129	1,729	5,321	4,842

Total revenues	419,474	501,181	908,684	979,049

Expenses:
Rental expenses	112,581	125,918	245,907	244,151
Investment management expenses	25,006	15,075	44,915	31,956
General and administrative expenses	54,909	51,415	111,106	111,574
Depreciation and amortization	158,965	178,756	335,454	358,315
Other expenses	6,771	7,227	11,124	11,562
Merger, acquisition and other integration expenses	—	21,186	—	31,914
Impairment of real estate properties	—	—	—	3,185

Total expenses	358,232	399,577	748,506	792,657

Operating income	61,242	101,604	160,178	186,392

Other income (expense):
Earnings from unconsolidated entities, net	8,421	3,889	33,189	17,884
Interest expense	(92,508)	(127,582)	(207,498)	(260,551)
Interest and other income, net	4,492	5,912	16,119	11,013
Gains on acquisitions and dispositions of investments in real estate, net	61,035	520	399,880	268,291
Foreign currency and derivative gains (losses), net	(7,744)	12,753	(6,860)	(14,022)
Gains (losses) on early extinguishment of debt, net	(32,608)	(500)	(49,959)	4,919
Impairment of other assets	—	—	—	(16,135)

Total other income (expense)	(58,912)	(105,008)	184,871	11,399

Earnings (loss) before income taxes	2,330	(3,404)	345,049	197,791
Current income tax expense	24,838	17,995	80,345	29,068
Deferred income tax benefit	(4,350)	(9,920)	(7,991)	(8,869)

Total income tax expense	20,488	8,075	72,354	20,199

Earnings (loss) from continuing operations	(18,158)	(11,479)	272,695	177,592

Discontinued operations:
Income (loss) attributable to disposed properties and assets held for sale	(294)	6,273	(49)	19,051
Net gains on dispositions	13,467	9,874	19,301	21,123

Total discontinued operations	13,173	16,147	19,252	40,174

Consolidated net earnings (loss)	(4,985)	4,668	291,947	217,766
Net loss (earnings) attributable to noncontrolling interests	7,209	(2,792)	(3,762)	(1,969)

Net earnings attributable to controlling interests	2,224	1,876	288,185	215,797
Preferred unit distributions	3,816	10,049	14,121	20,616
Loss on preferred unit redemption	—	—	9,108	—

Net earnings (loss) attributable to common unitholders	$(1,592)	$(8,173)	$264,956	$195,181

Weighted average common units outstanding - Basic	487,925	461,842	475,785	461,559

Weighted average common units outstanding - Diluted	487,925	461,842	480,009	464,696

Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations	$(0.03)	$(0.05)	$0.52	$0.33
Discontinued operations	0.03	0.03	0.04	0.09

Net earnings (loss) per unit attributable to common unitholders - Basic	$0.00	$(0.02)	$0.56	$0.42

Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations	$(0.03)	$(0.05)	$0.51	$0.33
Discontinued operations	0.03	0.03	0.04	0.09

Net earnings (loss) per unit attributable to common unitholders - Diluted	$0.00	$(0.02)	$0.55	$0.42

Distributions per common unit	$0.28	$0.28	$0.56	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net earnings (loss)	$(4,985)	$4,668	$291,947	$217,766
Other comprehensive income (loss):
Foreign currency translation losses, net	(51,998)	(127,443)	(338,252)	(168,684)
Unrealized gains and amortization on derivative contracts, net	6,565	1,247	19,201	4,702

Comprehensive income (loss)	(50,418)	(121,528)	(27,104)	53,784
Net loss (earnings) attributable to noncontrolling interests	7,209	(2,792)	(3,762)	(1,969)
Comprehensive loss attributable to noncontrolling interests	7,801	11,333	10,089	11,866

Comprehensive income (loss) attributable to common unitholders	$(35,408)	$(112,987)	$(20,777)	$63,681

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Six Months Ended June 30, 2013

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance as of January 1, 2013	21,300	$582,200	461,770	$12,486,817	1,893	$51,194	$653,125	$13,773,336
Consolidated net earnings	—	—	—	287,128	—	1,057	3,762	291,947
Effect of REIT’s common stock plans	—	—	1,149	55,339	—	—	—	55,339
Issuance of units in exchange for contribution of equity offering proceeds	—	—	35,650	1,438,045	—	—	—	1,438,045
Redemption of preferred units	(19,300)	(482,200)	—	(515)	—	—	—	(482,715)
Issuance of warrants by the REIT	—	—	—	32,359	—	—	—	32,359
Capital contributions, net	—	—	—	—	—	—	77,823	77,823
Settlement of noncontrolling interests	—	—	28	(4,994)	—	—	(245,862)	(250,856)
Foreign currency translation losses, net	—	—	—	(326,920)	—	(1,243)	(10,089)	(338,252)
Unrealized gains and amortization on derivative contracts, net	—	—	—	19,128	—	73	—	19,201
Distributions and allocations	—	—	—	(286,961)	—	1,000	(7,764)	(293,725)

Balance as of June 30, 2013	2,000	$100,000	498,597	$13,699,426	1,893	$52,081	$470,995	$14,322,502

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Consolidated net earnings	$291,947	$217,766
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(27,205)	(35,205)
REIT stock-based compensation awards, net	21,990	16,169
Depreciation and amortization	336,843	379,602
Earnings from unconsolidated entities, net	(33,189)	(17,884)
Distributions and changes in operating receivables from unconsolidated entities	51,312	14,461
Amortization of debt and lease intangibles	4,399	13,144
Non-cash merger, acquisition and other integration expenses	—	5,379
Impairment of real estate properties and other assets	—	19,320
Net gains on dispositions in discontinued operations	(19,301)	(21,123)
Gains on acquisitions and dispositions of investments in real estate, net	(399,880)	(268,291)
Losses (gains) on early extinguishment of debt, net	49,959	(4,919)
Unrealized foreign currency and derivative losses, net	5,923	9,717
Deferred income tax benefit	(7,991)	(8,869)
Decrease (increase) in restricted cash, accounts receivable and other assets	54,979	(103,574)
Decrease in accounts payable and accrued expenses and other liabilities	(126,218)	(55,588)

Net cash provided by operating activities	203,568	160,105

Investing activities:
Real estate development activity	(313,769)	(381,487)
Real estate acquisitions, net of cash received	(336,956)	(74,823)
Tenant improvements and lease commissions on previously leased space	(70,678)	(60,822)
Non-development capital expenditures	(30,109)	(24,915)
Investments in and advances to unconsolidated entities, net	(598,371)	(50,366)
Return of investment from unconsolidated entities	147,661	208,834
Proceeds from dispositions and contributions of real estate properties	3,620,074	891,266
Acquisition of NAIF II and other unconsolidated entities, net of cash received	—	(317,328)

Net cash provided by investing activities	2,417,852	190,359

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	1,502,342	23,064
Distributions paid on common partnership units	(271,836)	(266,529)
Distributions paid on preferred units	(17,414)	(26,964)
Redemption of preferred stock	(482,500)	—
Noncontrolling interest contributions	76,984	36,920
Noncontrolling interest distributions	(7,764)	(6,722)
Purchase of noncontrolling interest	(243,046)	(122,019)
Debt and equity issuance costs paid	(45,352)	(9,694)
Net proceeds from (payments on) credit facilities, net	(194,028)	220,742
Repurchase of debt	(1,776,913)	(1,314,387)
Proceeds from issuance of debt	256,825	1,378,119
Payments on debt	(1,083,075)	(152,431)

Net cash used in financing activities	(2,285,777)	(239,901)

Effect of foreign currency exchange rate changes on cash	(51,029)	6,996
Net increase in cash and cash equivalents	284,614	117,559
Cash and cash equivalents, beginning of period	100,810	176,072

Cash and cash equivalents, end of period	$385,424	$293,631

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Business. Prologis, Inc. (the “REIT”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through our controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties primarily in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Strategic Capital Management. Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Strategic Capital Management segment (previously referred to as Private Capital) represents the long-term management of co-investment ventures and other unconsolidated entities. See Note 13 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and Operating Partnership collectively.

As of June 30, 2013, the REIT owned an approximate 99.62% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.38% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

In December 2011, the FASB issued an accounting standard update that requires disclosures about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB clarified that the guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria under GAAP or subject to a master netting arrangement or similar agreement. We adopted this standard as of January 1, 2013 and it did not have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update to clarify the scope of current U.S. GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of in-substance real estate as a result of default on the subsidiary’s nonrecourse debt. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. We adopted this standard as of January 1, 2013 and it did not have any impact on our Consolidated Financial Statements.

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

On February 22, 2012, we dissolved the unconsolidated co-investment venture Prologis California and divided the portfolio equally with our partner. The net value of the assets and liabilities distributed represented the fair value of our ownership interest in the co-investment venture on that date. In accordance with the accounting rules for business combinations, we marked our equity investment in Prologis California from its carrying value to the estimated fair value which resulted in a gain of $273.0 million for the six months ended June 30, 2012. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations. The allocation of net assets acquired was $496.3 million in real estate assets, $17.7 million of net other assets and $150.0 million in debt.

3.	Real Estate

Investments in real estate properties are presented at cost, and consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Industrial operating properties (1):
Improved land	$4,141,908	$5,317,123
Buildings and improvements	13,613,747	17,291,125
Development portfolio, including cost of land (2)	939,794	951,643
Land (3)	1,710,583	1,794,364
Other real estate investments (4)	492,833	454,868

Total investments in real estate properties	20,898,865	25,809,123
Less accumulated depreciation	2,422,909	2,480,660

Net investments in properties	$18,475,956	$23,328,463

(1)	At June 30, 2013 and December 31, 2012, we had 1,652 and 1,853 industrial properties consisting of 263.0 million square feet and 316.3 million square feet, respectively. In 2013, in connection with our two new ventures in Japan and Europe, we contributed 207 properties with a net carrying value of $4.6 billion, consisting of 58.3 million square feet for gross proceeds of $4.9 billion. In connection with the wind down of Japan Fund 1 in June 2013, we purchased 14 properties aggregating 1.8 million square feet with an estimated value of $212.5 million from the venture. See Note 4 for further discussion on these transactions.
(2)	At June 30, 2013, the development portfolio consisted of 31 properties aggregating 15.3 million square feet under development with estimated completion dates primarily in 2013 and 2014 and 12 properties aggregating 2.8 million square feet of pre-stabilized completed properties. At December 31, 2012, the development portfolio consisted of 30 properties aggregating 13.2 million square feet that were under development and 15 properties aggregating 4.8 million square feet that were pre-stabilized completed properties.
(3)	Land consisted of 10,392 acres and 10,915 acres at June 30, 2013 and December 31, 2012, respectively, and included land parcels that we may develop or sell depending on market conditions and other factors.
(4)	Included in other investments were: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) earnest money deposits associated with potential acquisitions; (vi) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; and (vii) costs related to future development projects, including purchase options on land.

At June 30, 2013, excluding our assets held for sale, we owned real estate properties in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

During the six months ended June 30, 2013, we recognized Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in continuing operations of $399.9 million. This included gains of $1.8 million and $337.9 million, net of the deferral of the gains due to our ongoing investment from the contributions of properties in the first quarter to our new ventures in Europe and Japan, respectively. Also included is a $56.9 million gain related to the contribution of one property to our new venture in Japan and the wind down of Prologis Japan Fund I during the second quarter. See Note 4 for further discussion of these transactions.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

See Note 5 for further discussion of properties we sold to third parties that are reported in discontinued operations.

4.	Unconsolidated Entities

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with strategic capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 15-50%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s rights and participation and our level of control of the entity. This note details our unconsolidated co-investment ventures. See Note 9 for more detail regarding our consolidated investments.

We also have investments in joint ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other unconsolidated joint ventures, collectively, as unconsolidated entities.

Our investments in and advances to our unconsolidated entities are summarized below (in thousands):

	June 30,	December 31,
	2013	2012
Unconsolidated co-investment ventures	$3,708,196	$2,013,080
Other joint ventures	176,570	182,702

Totals	$3,884,766	$2,195,782

Unconsolidated Co-Investment Ventures

As of June 30, 2013, we had investments in and managed 12 unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. Investment Management Income includes revenues we earn for the management services we provide to unconsolidated entities and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn incentive returns or promotes based on the third party investor returns over time. In addition, we may earn fees for services provided to develop a building within the co-investment venture. These are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

In the first quarter of 2013, we launched the initial public offering for Nippon Prologis REIT, Inc. (“NPR”). NPR is a long-term investment vehicle for our stabilized properties in Japan. On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion), net cash proceeds of ¥158 billion ($1.7 billion). At the time, we had a 15% ownership interest that we accounted for under the equity method. As a result of this transaction, we recognized a gain of $337.9 million, net of a $59.6 million deferral due to our ongoing investment. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. We recognized $38.6 million of current tax expense in connection with this contribution.

On March 19, 2013, we closed Prologis European Logistics Partners Sàrl (“PELP”), a joint venture with Norges Bank Investment Management (“NBIM”), which is the manager of the Norwegian Government Pension Fund Global. We have a 50% ownership interest that we account for under the equity method. The venture has an initial term of 15 years, which may be extended for an additional 15-year period, and thereafter extended upon negotiation between partners. We will have the ability to reduce our ownership to 20% following the second anniversary of closing. The venture acquired a portfolio for approximately €2.3 billion ($3.0 billion) consisting of 195 properties in 11 target European global markets that were contributed by us. As a result of this transaction, we recognized a gain of $1.8 million, net of a deferred gain due to our ongoing investment. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. In connection with the closing, a warrant NBIM received at signing to acquire six million shares of Prologis common stock with a strike price of $35.64 became exercisable. The warrant can be net share settled.

In connection with the wind down of Prologis Japan Fund I, in June 2013 we purchased 14 properties from the venture and the venture sold the remaining eight properties aggregating 4.3 million square feet to NPR, based on appraised values. In addition, we contributed one pre-stabilized building to NPR for $232.6 million. As a result of the combined transactions, we recorded a net gain of $56.9 million in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. In connection with the contribution of the development building to NPR, we recognized $8.3 million of current tax expense.

NPR completed a secondary offering in June 2013 to fund the purchase of these properties. In connection with this offering, we invested ¥14.2 billion ($151.1 million) that temporarily increased our ownership interest to 17%. In July 2013, the underwriters exercised the overallotment option and our ownership interest decreased to 15%.

On August 6, 2013, Prologis North American Fund III sold $427.5 million of properties to a third party and we acquired the remaining properties for $529.0 million. All debt was paid in full at closing.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Summarized information regarding our investments in the co-investment ventures is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings from unconsolidated co-investment ventures:
Americas (1)	$(874)	$(6,749)	$13,394	$(4,466)
Europe (2)	8,761	7,172	16,303	15,169
Asia (3)	(16)	730	2,469	2,208

Total earnings from unconsolidated co-investment ventures, net	$7,871	$1,153	$32,166	$12,911

Investment management and other income:
Americas	$14,818	$16,081	$30,895	$33,604
Europe (2)	13,854	9,325	24,467	18,462
Asia (3)	14,239	5,088	20,981	9,842

Total investment management income	42,911	30,494	76,343	61,908
Development management and other income	333	2	1,380	78

Total	$43,244	$30,496	$77,723	$61,986

1)	During the first quarter of 2013, we recognized a gain of $8.7 million representing our share of the gain from the sale of two properties in February 2013 in the Prologis Brazil Logistics Partners Fund (“Brazil Fund”).
2)	In the first quarter of 2013, we launched PELP, which we started accounting for under the equity method. Our proportionate share of its net earnings is included in 2013 from the date it commenced operations (see above for additional information).
3)	In the first quarter of 2013, we launched NPR, which we started accounting for under the equity method. Our proportionate share of its net earnings is included in 2013 from the date it commenced operations. In addition, in connection with the wind down of Prologis Japan Fund I in June 2013, the venture sold eight properties to NPR and we acquired the remaining 14 properties (see above for additional information).

Investment Management Income includes fees and incentives we earn for services provided to our unconsolidated co-investment ventures (shown above), as well as fees earned from other unconsolidated entities and third parties of $0.7 million and $0.9 million during the three and six months ended June 30, 2013, respectively and $0.5 million and $1.5 million during the three and six months ended June 30, 2012, respectively.

Information about our investments in the co-investment ventures is as follows (dollars in thousands):

	Weighted Average Ownership Percentage		Investment in and Advances to
	June 30,	December 31,	June 30,	December 31,
Unconsolidated co-investment ventures by region	2013	2012	2013	2012
Americas	21.6%	23.2%	$1,106,713	$1,111,831
Europe (1)	39.6%	29.7%	2,173,996	722,748
Asia (1)(2)	17.2%	19.2%	427,487	178,501

Totals	28.4%	25.1%	$3,708,196	$2,013,080

(1)	As discussed above, the primary reason for the increase in our investments in and advances to our unconsolidated entities in Europe and Asia is due to PELP and NPR.
(2)	As discussed above, we substantially completed the wind down of Prologis Japan Fund I in June 2013. The investments in and advances to amount for Asia, as of June 30, 2013, includes a receivable from Prologis Japan Fund I of $93.1 million for the estimated remaining net proceeds.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Summarized financial information of the co-investment ventures (for the entire entity, not our proportionate share) and our investment in such ventures is presented below (dollars in millions):

2013	Americas	Europe	Asia	Total
For the three months ended June 30, 2013 (1):
Revenues	$183.1	$206.9	$53.8	$443.8
Net earnings	$3.5	$14.2	$8.2	$25.9
For the six months ended June 30, 2013 (1):
Revenues	$365.2	$355.3	$99.1	$819.6
Net earnings (2)	$33.8	$44.8	$12.4	$91.0
As of June 30, 2013(1):
Total assets	$9,074.3	$9,937.4	$4,122.0	$23,133.7
Amounts due to us (3)	$26.9	$79.2	$153.8	$259.9
Third party debt (4)	$3,950.2	$2,639.5	$1,404.5	$7,994.2
Total liabilities	$4,160.2	$3,647.4	$1,582.8	$9,390.4
Noncontrolling interest	$1.5	$9.4	$—	$10.9
Venture partners’ equity	$4,912.6	$6,280.6	$2,539.2	$13,732.4
Our weighted average ownership (5)	21.6%	39.6%	17.2%	28.4%
Our investment balance (6)	$1,106.7	$2,174.0	$427.5	$3,708.2
Deferred gains, net of amortization (7)	$145.3	$181.6	$69.8	$396.7

2012	Americas	Europe	Asia	Total
For the three months ended June 30, 2012:
Revenues	$185.8	$120.9	$35.0	$341.7
Net earnings (loss)	$(28.0)	$24.3	$(0.9)	$(4.6)
For the six months ended June 30, 2012 (1):
Revenues	$396.2	$245.9	$69.8	$711.9
Net earnings (loss)	$(38.1)	$48.0	$4.7	$14.6
As of December 31, 2012:
Total assets	$9,070.4	$6,605.2	$1,937.0	$17,612.6
Amounts due to us (3)	$31.9	$33.3	$7.7	$72.9
Third party debt (4)	$3,835.5	$2,384.2	$972.9	$7,192.6
Total liabilities	$4,170.4	$2,953.8	$1,062.5	$8,186.7
Noncontrolling interest	$1.4	$7.5	$—	$8.9
Venture partners’ equity	$4,898.6	$3,643.9	$874.5	$9,417.0
Our weighted average ownership (5)	23.2%	29.7%	19.2%	25.1%
Our investment balance (6)	$1,111.8	$722.8	$178.5	$2,013.1
Deferred gains, net of amortization (7)	$147.9	$181.6	$0.1	$329.6

(1)	As discussed in Note 2, in 2012, we concluded two of our co-investment ventures in the Americas whose results are not included in 2013 (NAIF II and Prologis California). First quarter of 2012 included activities for these ventures only through the transaction date. In addition, in the first quarter of 2013, we launched two new co-investment ventures, PELP and NPR, and the results of these ventures are included in the three and six months ended June 30, 2013. In June 2013, Prologis Japan Fund I substantially completed the wind down process. See above for more details on these transactions.
(2)	During the first quarter of 2013, the Brazil Fund sold two buildings for a net gain of $21.1 million.
(3)	As of June 30, 2013, we had one note receivable from Prologis SGP Mexico of $19.8 million; a receivable from PELP for the remaining sale proceeds of $67.7 million until final closing audits are completed; and a receivable from Prologis Japan Fund I for the estimated remaining net sale proceeds of $93.1 million that will be repaid by the end of the year. As of December 31, 2012, we had one note receivable from Prologis SGP Mexico of $19.7 million. The remaining amounts generally represent current balances from services provided by us to the co-investment ventures.
(4)	As of June 30, 2013, we did not guarantee any third party debt of our co-investment ventures. As of December 31, 2012, we guaranteed $30.4 million of the third party debt of certain co-investment ventures.
(5)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.
(6)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next subfootnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.
(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The venture may obtain financing for the properties and therefore the equity commitment may be less than the acquisition price of the real estate. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period and we may make additional cash investments in these ventures.

The following table is a summary of remaining equity commitments as of June 30, 2013 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$100.0	Open-Ended
Venture Partners	$31.5

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Prologis European Properties Fund II (3) (4)
Prologis	$111.2	March 2015
Venture Partner	$27.5

Europe Logistics Venture 1 (3)
Prologis	$53.7	February 2014
Venture Partner	$304.3

Prologis European Logistics Partners (3) (5)
Prologis	$277.5	January 2014
Venture Partner	$277.5

Prologis Targeted Europe Logistics Fund (3) (6)
Prologis	$143.9	(6)
Venture Partner	$2.6

Prologis China Logistics Venture 1 (7)
Prologis	$65.9	March 2015
Venture Partner	$373.4

Total
Prologis	$776.8
Venture Partners	$1,114.9

(1)	During the six months ended June 30, 2013, equity commitments of $11.5 million were obtained from third party investors and $10.0 million of third party equity commitments were called. In June 2013, we committed to contribute an additional $100.0 million to the venture. In July 2013, additional equity commitments of $30.0 million were obtained from third party investors and the venture called all outstanding commitments from us and the third parties, which increased our ownership.
(2)	These equity commitments will be called only to pay outstanding debt of the venture. The relevant debt is due in the third quarter of 2013, with an option to extend until the third quarter of 2014.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar.
(4)	During the six months ended June 30, 2013, equity commitments of €30.0 million ($39.2 million) were obtained from a new third party investor and we committed to contribute €125.0 million ($163.5 million). To fund the extension of a building and to repay debt, this venture called capital of €49.0 million ($63.7 million) in April 2013. We contributed €40.0 million ($52.0 million), which included our share of the capital called, as well as an additional investment that increased our ownership interest in this venture, while the remaining €9.0 million ($11.8 million) was called from third parties. In July 2013, an additional €95.0 million ($124.3 million) of equity commitments were obtained from third party investors. Also in July, the venture called capital of €160.0 million ($209.3 million) to fund a contribution from us and increase net equity of which €92.3 million ($120.7 million) was from third parties and €67.7 million ($88.6 million) was our share thereby increasing our ownership.
(5)	This venture was formed in March 2013, with an equity commitment of €2.4 billion ($3.1 billion), which included €1.2 billion ($1.6 billion) commitment from both our partner and us. As discussed above, in March we contributed 195 properties to this venture using the majority of the equity commitments. In June 2013, the venture obtained additional equity commitments of €138 million ($180.5 million) of which €69.0 million ($90.3 million) was our share. These commitments were called in July 2013 to fund the acquisition of properties from a third party.
(6)	Equity commitments of €160.0 million ($209.5 million) and €2.0 million ($2.6 million) were obtained from us and a third party, respectively, during the second quarter of 2013. Subsequently, we contributed €50.0 million ($65.6 million) reducing our total equity commitment as of June 30, 2013. In July 2013, the venture called the remaining commitments from us and the third party to repay debt, which increased our ownership.
(7)	Equity commitments of $10.0 million of which $1.5 million was our share were called during the second quarter of 2013 to fund development.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Other Joint Ventures

Our investments in and advances to these entities are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Americas	$102,142	$106,655
Europe	47,303	48,503
Asia	27,125	27,544

Total investments in and advances to other joint ventures	$176,570	$182,702

5.	Assets Held for Sale and Discontinued Operations

Held for Sale

As of June 30, 2013, we had land and two operating properties that met the criteria to be classified as held for sale. The amounts included in held for sale, as of June 30, 2013, include real estate investment balances and the related assets and liabilities for each property.

Discontinued Operations

During the six months ended June 30, 2013, we disposed of 20 operating properties aggregating 1.9 million square feet to third parties. During all of 2012, we disposed of land, land subject to ground leases and 200 operating properties aggregating 27.2 million square feet to third parties.

The operations of the properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

Discontinued operations are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Rental income and recoveries	$643	$24,351	$2,671	$59,453
Rental expenses	(478)	(8,597)	(1,245)	(18,178)
Depreciation and amortization expense	(447)	(9,022)	(1,388)	(21,287)
Interest expense	(12)	(459)	(87)	(937)

Income (loss) attributable to disposed properties and assets held for sale	(294)	6,273	(49)	19,051
Net gains on dispositions	13,467	9,874	19,301	21,123

Total discontinued operations	$13,173	$16,147	$19,252	$40,174

6.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

Our debt consisted of the following (dollars in thousands):

	June 30, 2013		December 31, 2012
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.6%	$630,836	1.5%	$888,966
Senior notes (3)	5.6%	4,436,785	5.6%	5,223,136
Exchangeable senior notes (4)	3.3%	397,481	4.6%	876,884
Secured mortgage debt (5)	5.1%	1,974,909	4.0%	3,625,908
Secured mortgage debt of consolidated entities	4.5%	308,204	4.4%	450,923
Other debt of consolidated entities	4.8%	14,437	4.8%	67,749
Other debt	1.8%	654,658	1.8%	657,228

Totals	4.7%	$8,417,310	4.4%	$11,790,794

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($1.2 billion) and Japanese yen ($0.6 billion).
(3)	In the second quarter of 2013, we incurred $32.6 million of debt extinguishment costs, primarily due to the prepayment of $350 million senior notes that were scheduled to mature in 2014, that were included in Gains (Losses) on Early Extinguishment of Debt, Net in our Consolidated Statements of Operations. In addition, we repaid $202.3 million of outstanding senior notes at maturity.
(4)	The weighted average coupon interest rate was 3.3% and 2.8% as of June 30, 2013 and December 31, 2012, respectively. During the second quarter of 2013, we repaid $342.2 million of these notes. As of June 30, 2013, we only have one series of exchangeable notes outstanding with a coupon interest rate of 3.3%.
(5)	In the first quarter of 2013, we repaid $1.4 billion of outstanding secured mortgage debt with the proceeds received from contributions of properties to PELP and NPR. In addition, we transferred $353.2 million of debt to PELP in connection with the contribution.

Credit Facilities

During the six months ended June 30, 2013, we had a global senior credit facility where funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis up to $1.6 billion (subject to currency fluctuations). On July 11, 2013, we terminated the existing facility and entered into a new facility (collectively the “Global Facility”), where we may draw in the aforementioned currencies on a revolving basis in an aggregate amount not exceeding $2.0 billion (subject to currency fluctuations). We may increase the Global Facility to $3.0 billion (subject to currency fluctuations and obtaining additional lender commitments). The Global Facility is scheduled to mature on July 11, 2017; however, we may extend the maturity date by six months twice, subject to satisfaction of certain conditions and payment of an extension fee. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

We also have a ¥36.5 billion (approximately $369.0 million at June 30, 2013) Japanese yen revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $571.2 million at June 30, 2013) subject to obtaining additional lender commitments. Pricing under the Revolver was consistent with the Global Facility pricing as of June 30, 2013. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.

Commitments and availability under our Credit Facilities as of June 30, 2013 were as follows (dollars in millions):

Aggregate lender - commitments	$2,026.1
Less:
Borrowings outstanding	630.8
Outstanding letters of credit	68.2

Current availability	$1,327.1

In February 2013, we entered into a $500 million bridge loan under which we can borrow in U. S. dollar, euro or yen. We borrowed ¥20 billion ($215.7 million) under the bridge loan to make our initial cash investment in NPR. In connection with the contribution of properties to NPR, we paid the borrowings outstanding on this bridge loan and terminated the facility.

Exchangeable Senior Notes

The accounting for the exchangeable senior notes requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency and Derivative Gains (Losses), Net. The fair value of the derivative associated with our exchangeable notes was a liability of $52.9 million and $39.8 million at June 30, 2013 and December 31, 2012, respectively. We recognized an unrealized loss of $12.1 million and $13.1 million for the three and six months ended June 30, 2013, respectively, and an unrealized gain of $14.4 million and an unrealized loss of $12.4 million for the three and six months ended June 30, 2012, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2013 and for each of the years in the ten-year period ending December 31, 2022 and thereafter was as follows (in millions):

	Prologis
	Unsecured				Secured		Consolidated	Total
	Senior	Exchangeable	Credit	Other	Mortgage		Entities’	Consolidated
Maturity	Debt	Notes	Facilities	Debt	Debt	Total	Debt (1)	Debt
2013 (2)	$92	$—	$—	$—	$41	$133	$42	$175
2014 (2) (3)	557	—	322	638	475	1,992	36	2,028
2015	175	460	309	1	149	1,094	25	1,119
2016	640	—	—	1	312	953	126	1,079
2017	700	—	—	1	264	965	4	969
2018	900	—	—	1	113	1,014	74	1,088
2019	647	—	—	1	294	942	2	944
2020	662	—	—	1	9	672	2	674
2021	—	—	—	1	135	136	2	138
2022	—	—	—	—	7	7	2	9
Thereafter	—	—	—	10	137	147	6	153

Subtotal	4,373	460	631	655	1,936	8,055	321	8,376
Unamortized premiums (discounts), net	64	(63)	—	—	39	40	1	41

Total	$4,437	$397	$631	$655	$1,975	$8,095	$322	$8,417

(1)	Our consolidated entities have $7.6 million available to borrow under credit facilities.
(2)	We expect to use the proceeds from property dispositions, cash on hand, and borrowings on our Credit Facilities to repay 2013 maturities of our wholly owned debt. Of the amounts maturing in 2014, we expect to extend or pay these amounts with proceeds from asset sales, available cash and borrowings on our Credit Facilities. The maturities in 2013 of debt of our consolidated but not wholly owned subsidiaries includes $42.0 million of secured mortgage debt, which we expect to extend, or pay, through the issuance of new debt, with proceeds from asset sales, available cash, or equity contributions to our consolidated entities by us and our venture partners.
(3)	On July 10, 2013, we repaid $160.0 million of secured mortgage debt with a scheduled maturity date in 2014.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of June 30, 2013, we were in compliance with all covenants.

7.	Other Liabilities

Other liabilities consisted of the following, net of amortization, if applicable, as of June 30, 2013 and December 31, 2012 (in thousands):

	2013	2012
Income tax liabilities	$173,652	$463,102
Tenant security deposits	153,149	174,137
Unearned rents	63,731	115,020
Deferred income	41,704	50,025
Lease intangible liabilities	30,407	53,289
Environmental	25,812	30,075
Value added taxes payable	4,930	31,399
Other	135,233	198,864

Total other liabilities	$628,618	$1,115,911

The decrease in other liabilities from December 31, 2012 to June 30, 2013 is principally due to the NPR and PELP contributions. See Note 4 for more details on these transactions.

8.	Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership

Operating Partnership

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. In addition, other third parties and certain current and former directors and officers of the REIT own common limited partnership units that make up approximately 0.38% of the common partnership units.

Common Stock

On April 30, 2013, we completed a public offering of 35.65 million shares of common stock at a price of $41.60 per share, generating approximately $1.4 billion in net proceeds.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In June 2013, we entered into an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under the new agreement.

Preferred Stock of the REIT

On April 19, 2013, we redeemed all of the outstanding series L, M, O, P, R, and S preferred stock. We recognized a loss of $9.1 million in the first quarter of 2013, which primarily represented the difference between redemption value and carrying value net of deferred issuance costs. This amount was recognized in March when use notified the holders of our intent to redeem these series of preferred stock.

We have two million shares of series Q preferred stock, our only remaining outstanding series of preferred stock, with a liquidation preference of $50 per share and a par value of $0.01, which will be redeemable at our option on and after November 13, 2026.

9.	Noncontrolling Interests

Operating Partnership

We report noncontrolling interests related to several entities we consolidate but do not own 100% of the common equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of the REIT’s common stock (or cash), generally at a rate of one share of common stock to one unit. We evaluated the noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer to determine whether temporary or permanent equity classification on the balance sheet is appropriate, including the requirement to settle in unregistered shares, and determined that these units meet the requirements to qualify for presentation as permanent equity. We also consolidate several entities in which we do not own 100% and the units of the entity are not exchangeable into our common stock.

If we contribute a property to a consolidated co-investment venture, the property is still reflected in our Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties, which represents the cash we receive from our partners.

During the three months ended June 30, 2013, net loss attributable to noncontrolling interests was $7.3 million, of which $12.4 million was a loss from continuing operations and $5.1 million was income from discontinued operations. All other periods were not considered significant.

In June 2013, we acquired our partners’ interest in Prologis Institutional Alliance Fund II, a consolidated co-investment venture. In connection with this transaction, we paid $243.0 million and issued 804,734 limited partnership units worth $31.3 million in one of our limited partnerships based primarily on appraised values of the properties. These units are exchangeable into an equal number of shares of our common stock. The difference between the amount we paid and the noncontrolling interest balance at the time was not significant, but was adjusted through equity with no gain or loss recognized. As a result of this transaction, the assets and liabilities associated with this venture are now wholly owned in our Consolidated Balance Sheets.

Based on the venture’s cumulative returns to the investors over the life of the venture, we earned a promote fee from Prologis Institutional Alliance Fund II of approximately $18.0 million from the fund. Of that amount, approximately $13.0 million represented the third party investors’ portion and is reflected as a component of Noncontrolling Interest in our Consolidated Statements of Operations. We also recognized approximately $3.0 million of expense in Investment Management Expenses in our Consolidated Statements of Operations representing the estimated cash bonus to be paid out to certain employees.

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of June 30, 2013, the REIT owned an approximate 99.62% common general partnership interest in the Operating Partnership.

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2013	2012	2013	2012	2013	2012	2013	2012
Partnerships with exchangeable units (1)	various	various	$74,432	$44,476	$578,654	$826,605	$—	$—
Prologis Institutional Alliance Fund II (2)	N/A	28.2%	—	280,751	—	571,668	—	178,778
Mexico Fondo Logistico (AFORES) (3)	20.0%	20.0%	216,466	157,843	452,048	388,960	208,564	214,084
Brazil Fund (4)	50.0%	50.0%	77,807	66,494	—	—	—	—
Prologis AMS	38.5%	38.5%	62,803	59,631	145,030	160,649	55,988	63,749
Other consolidated entities	various	various	39,487	43,930	374,634	404,825	58,257	62,061

Operating Partnership noncontrolling interests			470,995	653,125	1,550,366	2,352,707	322,809	518,672
Limited partners in the Operating Partnership (5)			52,081	51,194	—	—	—	—

REIT noncontrolling interests			$523,076	$704,319	$1,550,366	$2,352,707	$322,809	$518,672

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(1)	At June 30, 2013 and December 31, 2012, there were 1,949,501 and 1,173,571 limited partnership units, respectively, that were exchangeable into an equal number of shares of the REIT’s common stock. This includes the 804,734 units issued as part of the Prologis Institutional Alliance Fund II transaction. In the second quarter of 2013, 1,053 limited partnership units were redeemed for cash and the remaining limited partnership units of one of our limited partnerships were redeemed for 27,751 shares of common stock. All of these outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly dividends paid on our common stock.
(2)	As disclosed above, we acquired our partners’ interest in June 2013.
(3)	In the second quarter of 2013, we contributed land and five properties aggregating 0.7 million square feet to this entity for $52.1 million. As this entity is consolidated, we did not record a gain on this transaction.
(4)	We have a 50% ownership interest in and consolidate the Brazil Fund that in turn has investments in several joint ventures that are accounted for on the equity method. The Brazil Fund’s assets are primarily investments in unconsolidated entities of $127.2 million at June 30, 2013. For additional information of our unconsolidated investment, see Note 4.
(5)	At June 30, 2013 and December 31, 2012, 1,893,266 units were associated with the limited partners in the Operating Partnership and were exchangeable into an equal number of shares of the REIT’s common stock. All of these outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly distributions paid on our common stock.

10.	Long-Term Compensation

Under its incentive plans, Prologis had stock options and full value awards (restricted stock, restricted share units (“RSUs”) and performance based shares (“PSAs”)) outstanding.

Summary of Activity

The activity for the six months ended June 30, 2013, with respect to our stock options, was as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2012	7,513,217
Exercised	(752,015)
Forfeited / Expired	(278,517)

Balance at June 30, 2013	6,482,685	$36.23	6,333,605

The activity for the six months ended June 30, 2013, with respect to our unvested restricted stock, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	687,277
Vested	(347,520)
Forfeited	(2,992)

Balance at June 30, 2013	336,765	$34.01

The activity for the six months ended June 30, 2013, with respect to our RSU and PSA awards, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at December 31, 2012	1,999,348
Granted	1,217,852
Vested	(797,121)
Forfeited	(17,414)

Balance at June 30, 2013	2,402,665	$36.72	79,306

During the six months ended we granted 1,217,852 RSUs which, generally, will vest over three years.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Outperformance Plan

In February 2013, we granted points under our outperformance plan with an aggregate fair value of $23.9 million as of the date of the grant. Such points relate to a three-year performance period that began on January 1, 2013 and will end on December 31, 2015. If the compensation pool for this performance period is funded, the participants’ points will be paid in the form of restricted common stock. As the 2013 award is equity-classified, the fair value of the award is measured at the grant-date and amortized over the performance period. We recognized $4.0 million of compensation expense, during the six months ended June 30, 2013, for the 2013 award.

On May 1, 2013, the compensation committee of the Board approved a modification of the settlement terms for the award granted under our outperformance plan in 2012. The 2012 award is now payable in shares of common stock instead of cash and was reclassified from liability to equity based on the fair value at the modification date using the Monte Carlo simulation model. The new grant-date fair value less the amount of compensation expense recognized to date is amortized over the remaining performance period, through December 31, 2014. We recognized $9.0 million of compensation expense, during the six months ended June 30, 2013, for the 2012 award based on the fair value of $36.1 million as of the modification date in May 2013.

11.	Earnings Per Common Share / Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REIT	2013	2012	2013	2012
Net earnings (loss) attributable to common stockholders	$(1,517)	$(8,120)	$263,899	$194,293
Noncontrolling interest attributable to exchangeable limited partnership units	—	—	1,599	1,069

Adjusted net earnings (loss) attributable to common stockholders	$(1,517)	$(8,120)	$265,498	$195,362

Weighted average common shares outstanding - Basic (1)	486,032	459,878	473,892	459,549
Incremental weighted average effect on exchange of limited partnership units	—	—	3,039	3,299
Incremental weighted average effect of stock awards and warrants	—	—	3,078	1,848

Weighted average common shares outstanding - Diluted (2)	486,032	459,878	480,009	464,696

Net earnings (loss) per share attributable to common stockholders -
Basic	$0.00	$(0.02)	$0.56	$0.42
Diluted	$0.00	$(0.02)	$0.55	$0.42
Operating Partnership
Net earnings (loss) attributable to common unitholders	$(1,592)	$(8,173)	$264,956	$195,181
Noncontrolling interest attributable to exchangeable limited partnership units	—	—	542	121

Adjusted net earnings (loss) attributable to common unitholders	$(1,592)	$(8,173)	$265,498	$195,302

Weighted average common partnership units outstanding - Basic (1)	487,925	461,842	475,785	461,559
Incremental weighted average effect on exchange of limited partnership units	—	—	1,146	1,289
Incremental weighted average effect of stock awards and warrants of the REIT	—	—	3,078	1,848

Weighted average common partnership units outstanding - Diluted (3)	487,925	461,842	480,009	464,696

Net earnings (loss) per unit attributable to common unitholders -
Basic	$0.00	$(0.02)	$0.56	$0.42
Diluted	$0.00	$(0.02)	$0.55	$0.42

(1)	The increase in shares / units between the periods is due to an equity offering in April 2013. See Note 8 for more information.
(2)	Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 3,039 and 3,250 for the three months ended June 30, 2013 and 2012, respectively, and 3,053 and 3,299 for the six months ended June 30, 2013 and 2012, respectively. Total weighted average potentially dilutive stock awards and warrants outstanding (in thousands) were 14,047 and 9,835 for the three months ended June 30, 2013 and 2012, respectively, and 14,032 and 9,977 for the six months ended June 30, 2013 and 2012, respectively. Total weighted average potentially dilutive exchangeable debt outstanding (in thousands) were 11,879 for the three months and six months ended June 30, 2013 and 2012.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(3)	Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 1,146 and 1,285 for the three months ended June 30, 2013 and 2012, respectively, and 1,160 and 1,289 for the six months ended June 30, 2013 and 2012, respectively. Total weighted average potentially dilutive stock awards and warrants outstanding (in thousands) were 14,047 and 9,835 for the three months ended June 30, 2013 and 2012, respectively, and 14,032 and 9,977 for the six months ended June 30, 2013 and 2012, respectively. Total weighted average potentially dilutive exchangeable debt outstanding (in thousands) were 11,879 for the three months and six months ended June 30, 2013 and 2012.

12.	Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts. Foreign currency contracts, including forwards and options, may be used to manage foreign currency exposure. We may use interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading or speculative purposes. The majority of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk.

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

Foreign currency hedges

We hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency derivative contracts to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. We measure the effectiveness of our net investment hedges by using the changes in forward exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, all changes in fair value of the forward currency derivative contracts designated as net investment hedges are reported in equity in the foreign currency translation component of Accumulated Other Comprehensive Loss and offsets translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which are also recorded in Accumulated Other Comprehensive Loss. Ineffectiveness, if any, is recognized in earnings.

In 2013, we entered into seven foreign currency contracts that expire in June 2017 and June 2018 with an aggregate notional amount of €599.9 million ($800.0 million using the weighted average forward rate of 1.33) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. We also entered into three foreign currency contracts that expire in June 2018 with an aggregate notional amount of ¥24.1 billion ($250.0 million using the weighted average forward rate of 96.54) to hedge a portion of our investment in Japan at a fixed yen rate in U.S. dollars. Pursuant to these contracts, we will sell either euro or yen and buy U.S. dollars at the forward rate upon maturity. In addition, we will receive quarterly payments in U.S. dollars at a predetermined rate with no corresponding payments by us. These derivatives were designated and qualify as hedging instruments and, therefore, the changes in fair value of these derivatives were recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In the fourth quarter of 2012, we entered into foreign currency contracts that expired in April and May 2013. During 2013, we settled these contracts with a combined notional amount of $1.3 billion. As a result, we recorded a loss of $1.1 million and a gain of $4.3 million, in Other Comprehensive Income (Loss) for the three and six months ended June 30, 2013, respectively.

We had $12.4 million recorded in Other Assets at June 30, 2013, and $17.5 million recorded in Accounts Payable and Accrued Expenses at December 31, 2012 in our Consolidated Balance Sheets relating to the fair value of our net investment hedges. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, were gains of $12.4 million and losses of $17.5 million, respectively. None of our net investment hedges were ineffective during the three and six months ended June 30, 2013, and therefore, there was no impact on earnings.

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

We have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We had two interest rate swap contracts, including one contract denominated in euro and one contract denominated in U.S dollar, outstanding at June 30, 2013. We had $6.3 million and $28.0 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to our unsettled derivative contracts at June 30, 2013 and December 31, 2012, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. The amounts reclassified to interest expense for the three and six months ended June 30, 2013 and 2012 were not considered material. For the next twelve months from June 30, 2013, we estimate that an additional expense of $1.1 million will be reclassified into interest expense. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 were losses of $14.7 million and $33.8 million, respectively. To the extent the hedged debt is paid off early, the amounts in Comprehensive Income (Loss) are recognized as Gains (Losses) on Early Extinguishment of Debt in our Consolidated Statements of Operations.

Losses on a derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred. Losses due to hedge ineffectiveness were not considered material during the three and six months ended June 30, 2013. We recorded gains of $2.3 million and $1.4 million during the three and six months ended June 30, 2012, respectively.

The following table summarizes the activity in our derivative instruments (in millions) for the six months ended June 30:

	2013			2012
	Foreign Currency Contracts	Interest Rate Swaps (1)	Interest Rate Caps	Foreign Currency Forwards	Interest Rate Swaps	Interest Rate Caps
Notional amounts at January 1	$1,303.8	$1,314.8	$—	$—	$1,496.5	$—
New contracts	1,050.0	—	—	—	444.2	—
Acquired contracts (2)	—	—	—	—	71.0	—
Matured or expired contracts	(1,303.8)	(1,230.2)	—	—	(456.0)	—

Notional amounts at June 30	$1,050.0	$84.6	$—	$—	$1,555.7	$—

(1)	During the six months ended June 30, 2013, we settled 12 contracts with a notional value of $319.9 million, and contributed 13 contracts with a notional value of $383.9 million related to the transfer of assets to the newly formed PELP co-investment venture. We also settled five contracts in Japan with a notional value of $526.4 million in connection with the contributions of properties to NPR.
(2)	During the six months ended June 30, 2012, we acquired one interest rate swap contract with a notional amount of $71.0 million in connection with the acquisition of our interest in NAIF II.

In connection with the contributions to NPR, we reclassified a loss related to interest rate swaps of $7.8 million for the during the first quarter of 2013 from Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets to Gains (Losses) on Early Extinguishment of Debt, net in our Consolidated Statements of Operations.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Fair Value Measurements on a Recurring and Non-recurring Basis

At June 30, 2013, other than the derivatives discussed above and in Note 6, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Non-financial assets measured at fair value on a non-recurring basis in our Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. There were no assets that met this criteria at June 30, 2013.

Fair Value of Financial Instruments

At June 30, 2013 and December 31, 2012, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At June 30, 2013 and December 31, 2012, the fair value of our derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. The fair values of our net investment hedges are based upon the change in the spot rate at the end of the period as compared to the strike price at inception.

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

At June 30, 2013 and December 31, 2012, the fair value of our senior notes and exchangeable senior notes has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2013 and December 31, 2012, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$630,836	$633,796	$888,966	$893,577
Senior notes	4,436,785	4,916,105	5,223,136	5,867,124
Exchangeable senior notes	397,481	535,066	876,884	1,007,236
Secured mortgage debt	1,974,909	2,115,313	3,625,908	3,765,556
Secured mortgage debt of consolidated entities	308,204	312,707	450,923	455,880
Other debt of consolidated entities	14,437	14,432	67,749	68,751
Other debt	654,658	657,501	657,228	660,951

Total debt	$8,417,310	$9,184,920	$11,790,794	$12,719,075

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

13.	Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital Management. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

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

•

Strategic Capital Management – This represents the long-term management of unconsolidated co-investment ventures and other joint ventures. We have direct and long-standing relationships with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended venture structures and other joint ventures, while providing complete portfolio management and financial reporting services. We recognize fees and incentives earned for services performed on behalf of the unconsolidated entities and certain third parties.

We report the costs associated with our Strategic Capital Management segment for all periods presented in the line item Investment Management Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the co-investment ventures provided by individuals who are assigned to our Investment Management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio, including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Investment Management Expenses), by using the square feet owned by the respective portfolios. We are further reimbursed by the co-investment ventures for certain expenses associated with managing these co-investment ventures.

Each entity we manage is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the Strategic Capital Management segment are in the Americas (Brazil, Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China and Japan).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Real estate operations:
Americas	$322,022	$304,959	$637,425	$585,174
Europe	29,295	109,639	128,761	221,316
Asia	24,549	55,590	65,255	109,209

Total Real Estate Operations segment	375,866	470,188	831,441	915,699

Strategic capital management:
Americas	15,428	16,470	31,615	34,824
Europe	13,854	9,326	24,467	18,463
Asia	14,326	5,197	21,161	10,063

Total Strategic Capital Management segment	43,608	30,993	77,243	63,350

Total revenues	$419,474	$501,181	$908,684	$979,049

Net operating income:
Real estate operations:
Americas	$220,996	$210,748	$441,744	$408,172
Europe	18,492	83,011	85,699	167,055
Asia	17,026	43,284	46,967	84,759

Total Real Estate Operations segment	256,514	337,043	574,410	659,986

Strategic capital management:
Americas	361	7,798	3,244	15,745
Europe	7,530	5,418	14,401	10,802
Asia	10,711	2,702	14,683	4,847

Total Strategic Capital Management segment	18,602	15,918	32,328	31,394

Total segment net operating income	275,116	352,961	606,738	691,380
Reconciling items:
General and administrative expenses	(54,909)	(51,415)	(111,106)	(111,574)
Depreciation and amortization	(158,965)	(178,756)	(335,454)	(358,315)
Merger, acquisition and other integration expenses	—	(21,186)	—	(31,914)
Impairment of real estate properties	—	—	—	(3,185)
Earnings from unconsolidated entities, net	8,421	3,889	33,189	17,884
Interest expense	(92,508)	(127,582)	(207,498)	(260,551)
Interest and other income, net	4,492	5,912	16,119	11,013
Gains on acquisitions and dispositions of investments in real estate, net	61,035	520	399,880	268,291
Foreign currency and derivative gains (losses), net	(7,744)	12,753	(6,860)	(14,022)
Gains (losses) on early extinguishment of debt, net	(32,608)	(500)	(49,959)	4,919
Impairment of other assets	—	—	—	(16,135)

Total reconciling items	(272,786)	(356,365)	(261,689)	(493,589)

Earnings (loss) before income taxes	$2,330	$(3,404)	$345,049	$197,791

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets:
Real estate operations:
Americas	$15,217,342	$15,304,053
Europe	2,173,011	5,738,257
Asia	1,866,825	3,476,996

Total Real Estate Operations segment	19,257,178	24,519,306

Strategic capital management (1):
Americas	23,657	24,373
Europe	58,974	61,266
Asia	4,309	6,108

Total Strategic Capital Management segment	86,940	91,747

Total segment assets	19,344,118	24,611,053

Reconciling items:
Investments in and advances to other unconsolidated entities	3,884,766	2,195,782
Notes receivable backed by real estate	189,636	188,000
Assets held for sale	25,330	26,027
Cash and cash equivalents	385,424	100,810
Other assets	208,294	188,473

Total reconciling items	4,693,450	2,699,092

Total assets	$24,037,568	$27,310,145

(1)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Strategic Capital Management segment.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

14.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2013 and 2012 are as follows:

•	In connection with acquiring our partners’ interest in Prologis Institutional Alliance Fund II, we issued 804,734 limited partnership units worth $31.3 million in one of our limited partnerships.

•

As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received ownership interests of $1.3 billion, representing a 50% ownership interest, and PELP assumed $353.2 million of secured debt.

•

During the six months ended June 30, 2013 and 2012, we capitalized portions of the total cost of our stock-based compensation awards of $8.1 million and $4.2 million, respectively, to the investment basis of our real estate or other assets.

•	See Note 2 for discussion on the acquisition of our two unconsolidated co-investment ventures in 2012.

The amount of interest paid in cash, net of amounts capitalized, for the six months ended June 30, 2013 and 2012 was $225.2 million and $267.8 million, respectively.

During the six months ended June 30, 2013 and 2012, cash paid for income taxes, net of refunds, was $57.0 million and $18.4 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of June 30, 2013, the related consolidated statements of operations and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, the related consolidated statement of equity for the six-month period ended June 30, 2013, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2013

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of June 30, 2013, the related consolidated statements of operations and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, the related consolidated statement of capital for the six-month period ended June 30, 2013, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012.These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

August 8, 2013

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

Management’s Overview

We are the leading global owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of June 30, 2013, on an owned and managed basis, we had properties and development projects totaling 563 million square feet (52.3 million square meters) in 21 countries. These properties are leased to approximately 4,500 customers, including third-party logistics providers, manufacturers, retailers, transportation companies, and other enterprises.

Of the approximately 563 million square feet of our owned and managed portfolio as of June 30, 2013:

•	526 million square feet were in our operating portfolio with a gross book value of $39.6 billion that were 93.7% occupied;

•	27 million square feet were in our development portfolio with a total expected investment of $2.3 billion that were 51.5% leased;

•	10 million square feet consisted of properties in which we have an ownership interest but do not manage and other properties we own, including assets held for sale; and

•	the largest customer and 25 largest customers accounted for 1.8% and 17.3%, respectively, of our annualized base rent.

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

Our business strategy includes two operating segments: Real Estate Operations and Strategic Capital Management. We generate revenues, earnings, net operating income (calculated as rental income less rental expenses), funds from operations (“FFO” as described below) and cash flows through our segments primarily through three lines of business, as follows:

Real Estate Operations Segment

Rental Operations—This represents the primary source of our core revenue, earnings and FFO. We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We seek to generate long-term internal growth in rental income by maintaining a high occupancy rate at our properties, by controlling expenses and through contractual rent increases on existing space and renewals on rollover space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. Our rental income is diversified due to both our global presence and our broad customer base. We expect to generate long-term internal growth in rents by increasing our occupancy rate and through rent increases on existing space and renewals on rollovers. We believe that our property management and leasing teams, regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies, allowing us to leverage our global platform and provide flexible solutions for our customers as well as for us.

Capital Deployment Activities—Our development and re-development activities support our rental operations and are therefore included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of new properties. Depending on several factors, we may develop properties for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. Properties that we choose to contribute or sell may result in the recognition of gains or losses. We develop directly as well as with certain of our partners in a variety of co-investment ventures.

Strategic Capital Management Segment—We invest with partners and investors through our co-investment ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, long duration ventures, open ended funds with leading global institutions. We also access alternative sources of public equity such as NPR. These private and public vehicles source strategic capital for distinct geographies across our global platform. We believe our co-investment with our investors is achieved through our significant co-investment of approximately 15-50%. We generate investment management revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may also earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investments with investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures, such as the two ventures formed in the first quarter of 2013 and discussed below, and through the growth in existing ventures with new third-party capital and additional investments by us.

At the time of our merger on June 3, 2011 (the “Merger”), we established five key strategic priorities to guide our path through the end of 2013. These priorities were:

•	to align our portfolio with our investment strategy while serving the needs of our customers;

•	to strengthen our financial position and build one of the top balance sheets in the REIT industry;

•	to streamline our strategic capital management (previously called private capital) business and position it for substantial growth;

•	to improve the utilization of our low yielding assets; and

•	to build the most effective and efficient organization in the REIT industry and to become the employer of choice among top professionals interested in real estate as a career.

Over the last two years, we have been focused on these priorities and we believe we have achieved our objectives six months ahead of schedule, as detailed below.

Align our Portfolio with our Investment Strategy

We have categorized our portfolio into three main market categories – global, regional and other markets. At the time of Merger, 79% of our portfolio was in global markets and our goal was to have 85% of our portfolio in global markets. We met this goal as of June 30, 2013, whereby the global markets represented 85% of our owned and managed platform (based on gross book value) and regional markets represented approximately 11% of our owned and managed platform. We intend to hold only the highest quality Class-A product in our regional markets. We also own a small number of assets in other markets that we plan to exit from in an orderly fashion in the next few years.

Strengthen our Financial Position

Our intent was to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the REIT industry. We have lowered our financial risk by reducing leverage and maintaining staggered debt maturities, to increase our financial flexibility and provide for continued access to capital markets in order to capitalize on market opportunities across the entire business cycle as they arise. We have reduced our debt by $3.7 billion since the Merger and improved all of our debt metrics significantly. We used the proceeds from: (i) the contributions of properties to our two new co-investment ventures in Japan and Europe to also minimize our foreign currency exposure; (ii) through dispositions of properties to third parties to align our portfolio with our investment strategy; and (iii) the issuance of equity ($2.6 billion, net of offering costs and underwriters’ discounts). We have reduced our exposure to foreign currency exchange fluctuations by borrowing in local currency where appropriate, utilizing derivative contracts to hedge our foreign denominated equity and by holding assets outside the United States primarily in co-investment ventures in which we maintain an ownership interest and provide services generating investment management income. We have improved our share of net equity denominated in U.S. dollars from 45% at the time of the Merger to 75% at June 30, 2013. We expect to further increase our share of equity denominated in U.S. dollars over time.

Streamline Strategic Capital Management Business

We have worked and continue to work with our partners to rationalize certain of our co-investment ventures. Some of our legacy co-investment ventures had fee structures that did not adequately compensate us for the services we provide. Therefore, we have terminated or restructured certain of these co-investment ventures. In other cases, we may combine some co-investment ventures to gain operational efficiencies. In every case, however, we have worked and will continue to work very closely with our partners and venture investors who have been and will be active participants in these decisions. We have made tremendous progress in repositioning this business to focus on larger, long duration ventures, open end funds and geographically focused public entities and expect to continue with these activities during 2013 and 2014. We plan to continually grow our strategic capital management business with the deployment of the capital commitments we have already raised, formation of new co-investment ventures and raising incremental capital in both our private and public formats across our global platform. Since the Merger, we have raised a significant amount of new third-party strategic equity. We have reduced the number of our co-investment ventures from 22 at Merger to 15 at June 30, 2013.

Improve the Utilization of Our Low Yielding Assets

We expected to increase the value of our low yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects, as well as monetizing our land through development or sale to third parties. We have increased occupancy 300 basis points to 93.7% as of June 30, 2013, from the Merger and expect to further increase occupancy by year-end. In this current environment, our leasing personnel are focused on increasing rents on lease turnover and we may sacrifice the occupancy gain, temporarily, in order to obtain the higher rent. In our total owned and managed portfolio, we experienced increased rents on turnover of 2.0% and 4.0% in the first and second quarters of 2013, following 17 consecutive quarters of decreases. Since the Merger, we have monetized approximately $865 million of our land bank, principally through development starts. A significant part of our business is our development platform and we have continued to experience strong development returns with an average yield of 7.8% on the developments since Merger.

Build the most effective and efficient organization in the REIT industry and become the employer of choice among top professionals interested in real estate as a career.

We realized more than $115 million of cost synergies on an annualized basis, compared to the combined expenses of AMB Property Corporation and ProLogis on a pre-Merger basis. These synergies included gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. In addition, we implemented a new enterprise wide system that includes a property management/billing system (implemented in April 2012), a human resources system (implemented in July 2012), a general ledger and accounting system and a data warehouse (both implemented in January 2013). In connection with this implementation, we are striving to utilize the most effective global business processes with the enhanced system functionality, and have also implemented several analytical management tools to further empower and assist our regional and local teams. In early 2012, we implemented two new compensation plans that we believe will better align employees’ compensation with our company performance. We are focused on building a culture of accountability and empowerment. With these tools, we believe our people are equipped to manage their divisional profitability, overhead efficiency and business risk.

We believe the scale and quality of our operating platform, the skill set of our team and the strength of our balance sheet provide us with unique competitive advantages going forward. We intend to focus on the following three key priorities to grow our company, in the coming years:

•

Capitalize on rental recovery—As noted earlier, during the first and second quarters of 2013 in our owned and managed portfolio, we had rent increases on rollovers of 2% and 4%, respectively, and we are seeing increasing rents across most of our markets. We believe the demand for logistics facilities continues to be strong globally and will support increased rents. As we are able to recover the majority of our rental expenses from customers, this increase in rent translates into increased net operating income and earnings.

•

Realize value from our land bank through development—We believe the key to a successful development program is having strategic land control and, in this regard, we believe we are well-positioned. Our land bank is increasingly undervalued allowing us to realize this value going forward through development at high incremental returns. We believe our current land bank has the potential to build nearly 200 million of additional square feet.

•

Scale our business to grow earnings—We believe we have the infrastructure in place to allow us to increase our investments in real estate either directly through acquisitions of properties or by increased investment in our co-investment ventures. We are beginning to see our acquisition pipeline grow through both third party real estate transactions and opportunities to increase our ownership interest in our co-investment ventures. We completed an equity offering in April 2013 in order to take advantage of some of these investment opportunities.

We expect these three strategies will enable us to generate growth in revenue, earnings, net operating income and FFO (each as described below) for our shareholders in the coming years.

Summary of 2013

During the six months ended June 30, 2013, and through the date of this report, we completed the following activities in support of our strategic priorities:

•	In the first quarter of 2013, we formed two new ventures, one in Japan and one in Europe:

•

In early 2013, we launched the initial public offering for Nippon Prologis REIT, Inc. (“NPR”). NPR will serve as the long-term investment vehicle for our stabilized properties in Japan. On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion). This resulted in ¥158 billion ($1.7 billion) in net cash proceeds and a gain of $337.9 million after the deferral of 15%, which represents our ongoing ownership interest in NPR.

•

On March 19, 2013, we closed on a euro-denominated co-investment venture, Prologis European Logistics Partners Sàrl (“PELP”). PELP is structured as a 50/50 joint venture and has an initial term of 15 years, which may be extended for an additional 15-year period. At closing, the venture acquired a portfolio of 195 properties from us for an aggregate purchase price of €2.3 billion ($3.0 billion). This resulted in €1.0 billion ($1.3 billion) in net cash proceeds and a gain of $1.8 million after the deferral of 50%, which represents our ongoing ownership interest in PELP. In the fourth quarter of 2012, we recognized an impairment charge of $135.3 million to adjust the carrying value of the portfolio of assets to the expected proceeds upon contribution.

•	We concluded three ventures, one in Japan and two in the United States:

•

In connection with the wind down of Prologis Japan Fund I in June 2013, we purchased 14 properties from the venture and the venture sold the remaining eight properties to NPR. In addition, we contributed one development building to NPR for $232.6 million. As a result of the combined transactions, we recorded a net gain of $56.9 million. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations.

•

In June 2013, we acquired our partners’ interest in Prologis Institutional Alliance Fund II, a consolidated co-investment venture. In connection with this transaction, we paid $243.0 million and issued 804,734 limited partnership units worth $31.3 million in one of our limited partnerships. These units are exchangeable into an equal number of shares of our common stock. Based on the venture’s cumulative returns to the investors over the life of the venture, we earned a promote payment of approximately $18.0 million from the venture. Of that amount, approximately $13.0 million represents the third party investors’ portion and is reflected as a component of noncontrolling interest in our Consolidated Statements of Operations. We also recognized approximately $3.0 million of expense in Investment Management Expenses in our Consolidated Statement of Operations representing the estimated cash bonus to be paid out to certain employees. As a result, the assets and liabilities associated with this venture are now wholly owned in our Consolidated Balance Sheets.

•

On August 6, 2013, Prologis North American Fund III sold 73 properties to a third party for $427.5 million and we acquired the remaining 18 properties for $529.0 million. All debt of the venture was paid in full at closing.

•

Excluding the Prologis Institutional Alliance Fund II transaction discussed above, we invested an additional $488.4 million in three ventures, two in Europe and one in the United States, which increased our overall ownership:

•

During 2013, we invested €137.3 million ($178.9 million) in Prologis European Properties Fund II, of which €67.7 million ($88.6 million) was invested in July. As a result of these investments, our ownership interest increased to 33.9%.

•

During 2013, we invested €160.0 million ($209.5 million) in Prologis Targeted Europe Logistics Fund, of which €110.0 million ($143.9 million) was invested in July. As a result of these investments, our ownership interest increased.

•	In July 2013, we invested $100.0 million in Prologis Targeted U.S. Logistics Fund, which increased our ownership interest to 27.0%.

•

Excluding the NPR and PELP transactions discussed above, we generated aggregate proceeds of $500.2 million from the disposition of land and 20 operating buildings to third parties and the contribution of two operating buildings and one pre-stabilized development building to two unconsolidated co-investment ventures during the six months ended June 30, 2013. We recognized a net gain of $60.1 million in continuing operations and a net gain of $19.3 million in discontinued operations as a result of these transactions.

•	In April 2013, we issued 35.65 million shares of common stock in a public offering at a price of $41.60 per share, generating approximately $1.4 billion in net proceeds (“Equity Offering”).

•

As a result and in combination with our significant contribution and disposition activity, along with the Equity Offering, we decreased our total debt to $8.4 billion at June 30, 2013 from $11.8 billion at December 31, 2012 and we increased our U.S. dollar net investment equity to 75%. Through this activity:

•

We repaid $1.4 billion of outstanding secured mortgage debt with the proceeds from contributions of properties to PELP and NPR and we transferred $353.2 million of debt to PELP in connection with the contributions during the first quarter 2013. In addition, we repaid $552.3 million in senior notes and $342.2 million in exchangeable senior notes.

•	In April 2013, we redeemed $482.5 million of our preferred stock.

•

We entered into several cross currency derivative contracts to hedge our net equity investment in euro ($800 million at an average economic exchange rate of 1.33 and terms ranging from 4 to 5 years); and yen ($250 million at an average economic exchange rate of 96.54 and a term of 5 years).

•

We commenced construction of 25 projects on an owned and managed basis during the six months ended June 30, 2013, aggregating 9.2 million square feet with a total expected investment of $698.5 million (our share was $519.4 million), including 11 projects (29% of the total expected investment) that were 100% leased prior to the start of development. We used $173.5 million of land we already owned for these projects. We expect these developments to be completed by February 2015 or earlier.

•

During the first half of 2013, we leased a total of 72.1 million square feet in our owned and managed portfolio and incurred average turnover costs (tenant improvements and leasing costs) of $1.40 per square foot. This compares to the first half of 2012 when we leased 65.9 million square feet in our owned and managed portfolio with turnover costs of $1.33 per square foot. The increase in turnover costs is due to the longer term on the leases signed. As of June 30, 2013, our total owned and managed operating portfolio was 93.7% occupied and 94.2% leased as compared to 94.0% occupied and 94.5% leased at December 31, 2012 and 92.4% occupied and 92.7% leased at June 30, 2012.

•

Our effective rental rates increased 4.0% over in place rents on leases signed for our owned and managed portfolio during the second quarter of 2013. Rent change is continuing its upward trend in our portfolio and we expect positive rollover for the full year 2013. During the six months ended June 30, 2013 we retained 81.3% of customers whose leases were expiring as compared to 80.3% during the first six months of 2012.

Operational Outlook

The recovery in industrial real estate markets is strengthening around the globe. Operating fundamentals improved during the quarter and we believe this trend will continue as the leading indicators of industrial real estate demand are sound; Global trade is expected to grow 3.1% in 2013 and accelerate into 2014 with growth exceeding 5%, according to the International Monetary Fund. Based on our own internal surveys, facility utilization by our customers is at its highest level since we began collecting the data in 2007, which may lead to more space requirements to support our customers’ increased demand.

U.S. market conditions continued to improve during the last quarter and over the last twelve months the market has absorbed 189 million square feet of space during the last four quarters; significantly above the 59 million square feet of development completions during the same period per data from CBRE. The excess of demand of 118 million square feet is the highest in the 33 years of data. Market occupancy was 92.3% for the quarter ended June 30, 2013, up 80 basis points from the prior year. Market rents are increasing and the recovery has broadened to more markets. Reflecting the improvement in the operating environment, we are increasing our internal 2013 net absorption forecast for the U.S. to 180 million square feet, up from 150 million square feet.

Demand momentum has been similarly positive in Mexico, where the market occupancy rate across the six largest logistics markets (Mexico City, Monterrey, Guadalajara, Juarez, Reynosa and Tijuana) was 91.2% for the quarter ended June 30, 2013, up 60 basis points from the prior year. Economic growth in Brazil has slowed but demand for modern logistics product remains strong as companies need to serve a growing consumer market in Brazil. It continues to be an underserved logistics market as growing gross domestic product and increasing consumption results in new requirements for Class-A distribution space.

In our view, the outlook for the market environment in Europe is also improving. While Europe continues to be in recession, net absorption has been positive since we began collecting this data in the first quarter of 2011. We believe the market has reached an inflection point; rents are moving in a positive direction, much like the initial recovery trends we saw several years ago in the U.S.

In both Japan and China, the availability of Class-A distribution space remains constrained. Supply chain reconfiguration in Japan and political initiatives are increasing consumer and business confidence. These strong market conditions are creating new demand for logistics facilities.

The lack of supply of modern logistics facilities and limited development starts is leading to market rent increases in more of our markets. We expect to use our strategic land positions to support increased development activity in this environment. Our development business comprises speculative development, build-to-suit development, value-added conversions and redevelopment. We will develop directly and within our co-investment ventures, depending on location, market conditions, submarkets or building sites and availability of capital.

Results of Operations

Six Months Ended June 30, 2013 and 2012

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the six months ended June 30 (dollars in thousands):

	2013	2012
Net operating income – Real Estate Operations segment	$574,410	$659,986
Net operating income – Strategic Capital Management segment	32,328	31,394
Other:
General and administrative expenses	(111,106)	(111,574)
Depreciation and amortization	(335,454)	(358,315)
Merger, acquisition and other integration expenses	—	(31,914)
Impairment of real estate properties	—	(3,185)
Earnings from unconsolidated entities, net	33,189	17,884
Interest expense	(207,498)	(260,551)
Interest and other income, net	16,119	11,013
Gains on acquisitions and dispositions of investments in real estate, net	399,880	268,291
Foreign currency and derivative losses, net	(6,860)	(14,022)
Gains (losses) on early extinguishment of debt, net	(49,959)	4,919
Impairment of other assets	—	(16,135)
Income tax expense	(72,354)	(20,199)

Earnings from continuing operations	$272,695	$177,592

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

	2013	2012
Rental and other income	$831,441	$915,699
Rental and other expenses	257,031	255,713

Total net operating income—Real Estate Operations segment	$574,410	$659,986

The decrease in net operating income in 2013 from 2012 is primarily due to the impact of properties contributed to NPR on February 14, 2013 and to PELP on March 19, 2013. The decrease has been slightly offset by increased occupancy in our consolidated operating properties (from 91.9% at June 30, 2012 to 93.1% at June 30, 2013) and the completion and stabilization of new development properties. The decreased net operating income in this segment from contributions was offset by increased earnings from unconsolidated entities, increased income from Investment Management revenues and lower interest expense.

In our consolidated portfolio, we leased 40.7 million square feet for the six months ended June 30, 2013 compared to 38.8 million square feet for the six months ended June 30, 2012. We calculate the change in effective rental rates on leases signed during the quarter as compared to the previous rent on that same space in our total owned and managed portfolio. During the first and second quarters of 2013, the percentage change was an increase of 2.0% and 3.8%, respectively, compared to decreases of 1.1% and 3.9% during the first and second quarters of 2012, respectively. Prior to 2013, we had 17 quarters in which we experienced decreases in rental rates on turnover. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were 72.1% and 74.9% of total rental expenses for the six months ended June 30, 2013 and 2012, respectively. Our margins generally differ by region. Due to the significant transactions in Europe and Japan in the first quarter of 2013, our total margins have slightly decreased from 2012 to 2013.

Our consolidated operating properties were as follows (square feet in thousands):

	Number of Properties	Square Feet	Occupied %
June 30, 2013 (1)	1,652	262,972	93.1%
December 31, 2012	1,853	316,347	93.7%
June 30, 2012	1,927	327,991	91.9%

(1)	The decrease in properties and square feet from December 31, 2012 to June 30, 2013 is principally related to the contributions of 195 properties to PELP and 12 properties to NPR in the first quarter of 2013, as discussed above. The decrease in occupancy percentage of our consolidated portfolio is due higher occupancy in the properties that were contributed.

Strategic Capital Management Segment

The net operating income of the Strategic Capital Management segment consists of fees and incentive returns or promotes earned for services performed for our unconsolidated co-investment ventures and certain joint ventures and third parties, reduced by our direct costs of managing these entities and the properties they own.

The direct costs associated with our Strategic Capital Management segment totaled $44.9 million and $32.0 million for the six months ended June 30, 2013 and 2012, respectively, and are included in the line item Investment Management Expenses in our Consolidated Statements of Operations in Item I. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Strategic Capital Management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio, including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses in our Consolidated Statement of Operations in Item I) and the properties owned by the unconsolidated entities (included in Investment Management Expenses in our Consolidated Statement of Operations in Item I), by using the square feet owned by the respective portfolios. These costs increased principally due to the new co-investment ventures formed in the first quarter of 2013 and the costs of a bonus to be paid related to a consolidated venture.

As discussed above, we earned a promote payment of $18.0 million from Prologis Institutional Alliance Fund II, of which $13.0 million is reflected as a component of noncontrolling interest. As a result, it is not included in our calculation of net operating income from this segment.

The net operating income from the Strategic Capital Management segment, representing fees earned reduced by investment management expenses, for the six months ended June 30 was as follows (in thousands):

	2013	2012
Americas (1)	$3,244	$15,745
Europe (2)	14,401	10,802
Asia (3)	14,683	4,847

Total net operating income—Strategic Capital Management segment	$32,328	$31,394

(1)	Represents the fees earned by us from six and ten unconsolidated co-investment ventures for the six months ended June 30, 2013 and 2012, respectively. The decrease in net operating income in 2013 is due to the successful conclusion of four co-investment ventures in the United States during 2012. Also included in 2013 is an expense of $3.0 million, which represents the estimated cash bonus to be paid out in connection with the promote earned from the conclusion of a consolidated co-investment venture (Prologis Institutional Alliance Fund II) as discussed above. As of June 30, 2013, we had six unconsolidated co-investment ventures (three in the United States, two in Mexico and one in Brazil).

(2)	Represents the fees earned by us from four and three unconsolidated co-investment ventures for the six months ended June 30, 2013 and 2012, respectively. During the first quarter of 2013, we added one new co-investment venture, PELP, as discussed earlier, and recognized fees beginning March 19, 2013.
(3)	Represents the fees earned by us from our investments in our unconsolidated co-investment ventures for the six months ended June 30, 2013 and 2012, respectively. During the first quarter of 2013, we added one new co-investment venture, NPR, as discussed earlier, and recognized fees beginning February 14, 2013. During the second quarter of 2013, we essentially concluded our other co-investment venture in Japan and now have only one co-investment venture in Japan and one in China.

See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated entities.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the six months ended June 30 consisted of the following (in thousands):

	2013	2012
Gross overhead	$216,467	$192,481
Less: rental expenses	(16,697)	(17,008)
Less: investment management expenses	(44,915)	(31,956)
Capitalized amounts	(43,749)	(31,943)

G&A expenses	$111,106	$111,574

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as other G&A costs. The capitalized costs for the six months ended June 30, was as follows (in thousands):

	2013	2012
Development activities	$32,852	$19,406
Leasing activities	10,075	12,380
Costs related to internally developed software	822	157

Total capitalized G&A expenses	$43,749	$31,943

For the six months ended June 30, 2013 and 2012, the capitalized salaries and related costs represented 25.0% and 20.5%, respectively, of our total salaries and related costs. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses. We increased our development activity in the fourth quarter of 2012, which has led to increased capitalized costs.

Depreciation and Amortization

Depreciation and amortization expenses were $335.5 million and $358.3 million for the six months ended June 30, 2013 and 2012, respectively. The decrease is primarily due to less depreciation as a result of contributions of properties to the two new co-investment ventures in the first quarter of 2013, offset by additional depreciation and amortization from completed and leased development properties.

Earnings from Unconsolidated Entities, Net

We recognized earnings related to our investment in unconsolidated entities that are accounted for on the equity method of $33.2 million and $17.9 million for the six months ended June 30, 2013 and 2012, respectively. The earnings increased in 2013 from 2012 due to additional earnings from investments in the two new co-investment ventures in the first quarter of 2013, partially offset by the consolidation of certain co-investment ventures in 2012 previously accounted for under the equity method. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollar, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our total owned and managed portfolio. See the discussion of our portfolio results in the section, “Portfolio Information”. See also Note 4 to our Consolidated Financial Statements in Item I for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense from continuing operations for the six months ended June 30 included the following components (in thousands):

	2013	2012
Gross interest expense	$252,288	$294,474
Amortization of discount (premium), net	(21,391)	(16,489)
Amortization of deferred loan costs	7,579	9,131

Interest expense before capitalization	238,476	287,116
Capitalized amounts	(30,978)	(26,565)

Net interest expense	$207,498	$260,551

Gross interest expense decreased in 2013 from 2012 primarily due to lower debt levels as a result of the repayment of debt in the first and second quarter of 2013 and throughout 2012. We decreased our debt to $8.4 billion at June 30, 2013 from $11.8 billion at December 31, 2012 and $12.4 billion at June 30, 2012.

Our weighted average effective interest rate (including amortization of deferred loan costs) was 4.9% and 4.8% for the six month period ended June 30, 2013 and 2012, respectively. See Note 6 to our Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

During the six months ended June 30, 2013, we recognized net gains on dispositions of investments in real estate in continuing operations of $399.9 million. As discussed above, this included a $337.9 million gain (after the deferral of the gain related to our ongoing investment) related to the contributions of properties to NPR during the first quarter of 2013. We also recorded a net gain of $56.9 million in connection with the wind down of Prologis Japan Fund I and contribution of one building to NPR. See Note 4 to our Consolidated Financial Statements in Item 1 for more details on these transactions.

During the six months ended June 30, 2012, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $268.3 million. This included a $273.0 million gain related to the acquisition of a previously unconsolidated entity, Prologis California, in February 2012. The gain represented the adjustment to fair value of our equity investment at the time we gained control and consolidated the entity. See Note 2 to our Consolidated Financial Statements in Item 1 for more details on this transaction.

Foreign Currency and Derivative Gains (Losses), Net

We and certain of our foreign consolidated subsidiaries may have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Losses, Net in our Consolidated Statements of Comprehensive Income (Loss) in Item I. This treatment is applicable to intercompany debt that is deemed to be long-term in nature.

If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. We recognized net foreign currency exchange gains of $5.4 million and losses of $0.2 million for the six months ended June 30, 2013 and 2012, respectively, related to the remeasurement of debt. Predominantly the gains and losses recognized in earnings relate to the remeasurement of intercompany loans between the United States parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollar to the euro, to the Japanese yen and to the British pound sterling. In addition, we recognized net foreign currency exchange gains of $1.0 million and losses of $1.4 million from the settlement of transactions with third parties during the six months ended June 30, 2013 and 2012, respectively.

For our exchangeable debt, we separate the fair value of the derivative instrument (exchange feature) from the exchangeable debt instrument and account for it separately as a derivative. We adjust the derivative instrument at each reporting period to fair value with the resulting adjustment being recorded in earnings. We recognized an unrealized loss of $13.3 million and $12.4 million for the six months ended June 30, 2013 and 2012, respectively.

Gains (losses) on Early Extinguishment of Debt, Net

During the six months ended June 30, 2013, we extinguished certain secured mortgage debt and certain senior notes prior to maturity, which resulted in the recognition of losses of $50.0 million. During the six months ended June 30, 2012, we extinguished certain secured mortgage debt, unsecured credit facilities of PEPR and two term loans prior to maturity, which resulted in the recognition of $4.9 million in net gains. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees and pre-payment penalties. Included in the loss in 2013 is $7.8 million that was reclassified from Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet in Item I related to interest rate swaps. These swaps were associated with secured mortgage debt in Japan that was repaid before maturity with the proceeds received from the contribution to NPR.

Income Tax Expense

During the six months ended June 30, 2013 and 2012, our current income tax expense was $80.3 million and $29.1 million, respectively. The increase in current income tax expense is primarily due to the gain recognized upon contribution of certain properties to NPR that were held in one of our taxable REIT subsidiaries, as well as other taxes in Japan. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates.

During the six months ended June 30, 2013 and 2012, we recognized a net deferred tax benefit of $8.0 million and $8.9 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the United States or in foreign jurisdictions.

Discontinued Operations

During the six months ended June 30, 2013, we disposed of 20 operating properties aggregating 1.9 million square feet to third parties that met the criteria for discontinued operations. During all of 2012, we disposed of land, land subject to ground leases and 200 properties aggregating 27.2 million square feet to third parties that met the criteria for discontinued operations. The net gains or losses on disposition of these properties are reflected in discontinued operations during the period, along with the results of operations of these properties for all periods presented.

See Note 5 to our Consolidated Financial Statements in Item 1.

Net Earnings Attributable to Noncontrolling Interest

As discussed above, in June 2013, we earned a promote fee of approximately $18.0 million from Prologis Institutional Alliance Fund II. Of that amount, $13.0 million represented the third party investors’ portion and was reflected as a component of noncontrolling interest.

Loss on Preferred Stock/Unit Redemption

In April 2013, we redeemed all of the outstanding series L, M, O, P, R and S preferred stock. We recognized a loss of $9.1 million in the first quarter of 2013, which primarily represented the difference between redemption value and carrying value net of deferred issuance costs. This amount was recognized in March when we notified the holders of our intent to redeem these series of preferred stock.

Other Comprehensive Income (Loss) – Foreign Currency Translation Losses, Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Foreign Currency Translation Losses, Net in our Consolidated Statements of Other Comprehensive Income (Loss) in Item I.

During the six months ended June 30, 2013 and 2012, we recorded unrealized losses of $338.3 million and $168.7 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollar upon consolidation. At the time we contributed properties to NPR and PELP, we had recorded unrealized foreign currency translation gains related to the net assets of these properties upon translation into U.S. dollar. Due to the contributions, these gains were reversed resulting in an unrealized loss of approximately $190 million for the six months ended June 30, 2013. In addition, we recorded net unrealized losses in 2013 due to the weakening of yen and euro to the U.S. dollar, from the beginning to the end of the period. In 2012, the unrealized losses are mainly the result of the weakening of euro and yen to the U.S. dollar, from the beginning to the end of the period.

Three Months Ended June 30, 2013 and 2012

Our results for the three months ended June 30, 2013 include a full quarter of results related to the formation of NPR and PELP, while the results for the three months ended June 30, 2012 do not include results for the formation of NPR and PELP. Except as separately discussed above, the changes in net earnings attributable to common shares and its components for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, are similar to the changes for the six month periods ended on the same dates.

Portfolio Information

Our total owned and managed portfolio of properties, which includes operating industrial properties and does not include properties under development, properties held for sale or non-industrial properties, was as follows (square feet in thousands):

	June 30, 2013 (1)		December 31, 2012		June 30, 2012
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,652	262,972	1,853	316,347	1,927	327,991
Unconsolidated	1,353	265,961	1,163	208,753	1,161	209,710

Totals	3,005	528,933	3,016	525,100	3,088	537,701

(1)	As discussed earlier, during the first quarter of 2013, 207 properties were contributed into our new co-investment ventures, PELP and NPR.

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated entities (accounted for on the equity method) that are managed by us (referred to as “unconsolidated entities”), in our same store analysis. We have defined the same store portfolio, for the three months ended June 30, 2013, as those properties that were in operation at January 1, 2012, and have been in operation throughout the three-month periods in both 2013 and 2012. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollar, for both periods. The same store portfolio, for the three months ended June 30, 2013, included 508.2 million of aggregated square feet.

	For the Three Months Ended June 30,
	2013	2012	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$294,267	$372,010
Rental recoveries per our Consolidated Statements of Operations	78,470	96,449
Adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(23,945)	(11,101)
Effect of changes in foreign currency exchange rates and other	(4,846)	(8,717)
Unconsolidated entities:
Rental income and recoveries of properties managed by us and owned by our unconsolidated entities	424,766	309,201

Same store portfolio — rental income (2)(3)	768,712	757,842	1.43%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$112,581	$125,918
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(13,416)	(2,204)
Effect of changes in foreign currency exchange rates and other	5,981	132
Unconsolidated entities:
Rental expenses of properties managed by us and owned by our unconsolidated entities	105,530	79,660

Same store portfolio — rental expenses (3)(4)	210,676	203,506	3.52%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$260,156	$342,541
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(10,529)	(8,897)
Effect of changes in foreign currency exchange rates and other	(10,827)	(8,849)
Unconsolidated entities:
Net operating income of properties managed by us and owned by our unconsolidated entities	319,236	229,541

Same store portfolio — net operating income (3)	558,036	554,336	0.67%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated entities (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the unconsolidated entities, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.
(3)	These amounts include activity of both our consolidated industrial properties and those owned by our unconsolidated entities (accounted for on the equity method) and managed by us.
(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

Liquidity and Capital Resources

Overview

We consider our ability to generate cash from operating activities, dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service, dividend and distribution requirements.

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis, Inc. and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments for the remainder of 2013 of $175 million;

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•

depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this might include acquisitions from our co-investment ventures, including the acquisition of $529.0 million of properties in Prologis North American Industrial Fund III, which closed August 6, 2013); and

•

depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

(a)	As of June 30, 2013, we had 43 properties in our development portfolio that were 56.7% leased with a current investment of $948.7 million and a total expected investment of $1.6 billion when completed and leased, leaving $602.3 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($385.4 million at June 30, 2013);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions or sales of properties to co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($1.3 billion available as of June 30, 2013), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

As of June 30, 2013, we had $8.4 billion of debt. During the six months ended June 30, 2013, we decreased our debt by $3.4 billion. The decrease in debt was primarily due to the cash proceeds received from the contributions of properties to our two new co-investment ventures in Japan and Europe and the Equity Offering.

During the six months ended June 30, 2013, we had a global senior credit facility where funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis up to $1.6 billion (subject to currency fluctuations). On July 11, 2013, we terminated the existing facility and entered into a new facility (collectively the “Global Facility”), where we may draw in the aforementioned currencies on a revolving basis in an aggregate amount not exceeding $2.0 billion (subject to currency fluctuations). We may increase the Global Facility to $3.0 billion (subject to currency fluctuations and obtaining additional lender commitments). The Global Facility is scheduled to mature on July 11, 2017; however, we may extend the maturity date by six months twice, subject to satisfaction of certain conditions and payment of an extension fee. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

As of June 30, 2013, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

See Note 6 to our Consolidated Financial Statements in Item 1 for further discussion on our debt.

Redemption of Stock

In April 2013, we redeemed all of the outstanding series L, M, O, P, R, and S preferred stock. We recognized a loss of $9.1 million in the first quarter of 2013, which primarily represented the difference between redemption value and carrying value net of deferred issuance costs. This amount was recognized in March when we notified the holders of our intent to redeem these series of preferred stock.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The venture may obtain financing for the properties and therefore the equity commitment may be less than the acquisition price of the real estate. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period and we may make additional cash investments in these ventures.

The following table is a summary of remaining equity commitments as of June 30, 2013 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$100.0	Open-Ended
Venture Partners	$31.5

Prologis SGP Mexico (2)		(2)
Prologis	$24.6
Venture Partner	$98.1

Prologis European Partners Fund II (3)(4)
Prologis	$111.2	March 2015
Venture Partner	$27.5

Europe Logistics Venture 1 (3)
Prologis	$53.7	February 2014
Venture Partner	$304.3

Prologis European Logistics Partners (3)(5)
Prologis	$277.5	January 2014
Venture Partner	$277.5

Prologis Targeted Europe Logistics Fund (3)(6)
Prologis	$143.9	(6)
Venture Partner	$2.6

Prologis China Logistics Venture 1 (7)
Prologis	$65.9	March 2015
Venture Partner	$373.4

Total Unconsolidated
Prologis	$776.8
Venture Partners	$1,114.9

Prologis Brazil Logistics Partners Fund (8)
Prologis	$92.5	December 2013
Venture Partner	$92.5

Total Consolidated
Prologis	$92.5
Venture Partners	$92.5

Grand Total
Prologis	$869.3
Venture Partners	$1,207.4

(1)	During the six months ended June 30, 2013, equity commitments of $11.5 million were obtained from third party investors and $10.0 million of third party equity commitments were called. In June 2013, we committed to contribute an additional $100.0 million to the venture. In July 2013, additional equity commitments of $30.0 million were obtained from third party investors and the venture called all outstanding commitments from us and the third parties, which increased our ownership.
(2)	These equity commitments will be called only to pay outstanding debt of the venture. The relevant debt is due in the third quarter of 2013, with an option to extend until the third quarter of 2014.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar.
(4)	During the six months ended June 30, 2013, equity commitments of €30.0 million ($39.2 million) were obtained from a new third party investor and we committed to contribute €125.0 million ($163.5 million). To fund the extension of a building and to repay debt, this venture called capital of €49.0 million ($63.7 million) in April 2013. We contributed €40.0 million ($52.0 million), which included our share of the capital called, as well as an additional investment that increased our ownership interest in this venture, while the remaining €9.0 million ($11.8 million) was called from third parties. In July 2013, an additional €95.0 million ($124.3 million) of equity commitments were obtained from third party investors. Also in July, the venture called capital of €160.0 million ($209.3 million) to fund a contribution from us and increase net equity of which €92.3 million ($120.7 million) was from third parties and €67.7 million ($88.6 million) was our share thereby increasing our ownership.
(5)	This venture was formed in March 2013, with an equity commitment of €2.4 billion ($3.1 billion), which included €1.2 billion ($1.6 billion) commitment from both our partner and us. As discussed above, in March we contributed 195 properties to this venture using the majority of the equity commitments. In June 2013, the venture obtained additional equity commitments of €138 million ($180.5 million) of which €69.0 million ($90.3 million) was our share. These commitments were called in July 2013 to fund the acquisition of properties from a third party.
(6)	Equity commitments of €160.0 million ($209.5 million) and €2.0 million ($2.6 million) were obtained from us and a third party, respectively, during the second quarter of 2013. Subsequently, we contributed €50.0 million ($65.6 million) reducing our total equity commitment as of June 30, 2013. In July 2013, the venture called the remaining commitments from us and the third party to repay debt, which increased our ownership.

(7)	Equity commitments of $10.0 million of which $1.5 million was our share were called during the second quarter of 2013 to fund development.
(8)	Equity commitments of $43.4 million were called during the second quarter of 2013 to fund ongoing development of which $21.7 million was our share.

For more information on our investments in unconsolidated co-investment ventures, see Note 4 to our Consolidated Financial Statements in Item 1.

Cash Provided by Operating Activities

For the six months ended June 30, 2013 and 2012, operating activities provided net cash of $203.6 million and $160.1 million, respectively. In the first six months of 2013 and 2012, cash provided by operating activities was less than the cash distributions paid on common and preferred stock by $84.6 million and $126.8 million, respectively. We used proceeds from the disposition and contribution of real estate properties ($3.6 billion in 2013 and $891.3 million in 2012) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the six months ended June 30, 2013 and 2012, investing activities provided net cash of $2.4 billion and $190.4 million, respectively. The following are the significant activities for both periods presented:

•

We generated cash from contributions and dispositions of properties and land parcels of $3.6 billion and $891.3 million during 2013 and 2012, respectively. The increase in 2013 is due to the contribution of real estate properties to our new co-investment ventures, PELP and NPR that generated cash proceeds of $1.3 billion and $1.9 billion, respectively. In 2013, we disposed of land and 20 operating properties to third parties and contributed 210 properties to unconsolidated entities. In 2012, we disposed of land, land subject to ground leases and 95 operating properties to third parties and contributed 1 property to an unconsolidated entity.

•

We invested $313.8 million and $381.5 million in 2013 and 2012, respectively, in real estate development and leasing costs for first generation leases. We have 31 properties under development and 12 properties that are completed but not stabilized as of June 30, 2013 and we expect to continue to develop new properties as the opportunities arise.

•

We invested $100.8 million and $85.7 million in our operating properties during 2013 and 2012, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

In 2013, we acquired 113 acres of land and 18 properties for a combined total of $337.0 million, which includes the properties acquired in connection with the wind down of Prologis Japan Fund I, as discussed above. In 2012, we acquired 167 acres of land and 8 properties for a purchase price of $74.8 million.

•

In 2013 and 2012, we invested cash of $598.4 million and $50.4 million, respectively, in unconsolidated entities net of repayment of advances by the entities. Our investment in 2013 principally relates to our investment in NPR of $372.3 million, Prologis European Properties Fund II of $91.7 million, Prologis Targeted Europe Logistics Fund of $66.4 million, and Brazil Fund of $53.9 million. See Note 4 to our Consolidated Financial Statements for more detail on these investments.

•

We received distributions from unconsolidated entities as a return of investment of $147.7 million and $208.8 million during 2013 and 2012, respectively. We received $95.0 million during 2012, which represented a return of capital, from one of our other joint ventures that held a note receivable that was repaid during the quarter.

•

In connection with the acquisition of NAIF II in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million. The loan repayment was reduced by the cash acquired in the consolidation of NAIF II.

For the six months ended June 30, 2013 and 2012, financing activities used net cash of $2.3 billion and $239.9 million, respectively. The following are the significant activities for both periods presented:

•	In April 2013, we received net proceeds of $1.4 billion from the issuance of 35.65 million shares of common stock.

•	We generated proceeds from the issuance of common stock under our incentive stock plans, principally stock options, of $19.0 million and $23.1 million in 2013 and 2012, respectively.

•	In 2013, we paid $482.5 million to redeem all of the outstanding series L, M, O, P, R and S of preferred stock.

•

We paid distributions of $270.8 million and $259.9 million to our common stockholders during 2013 and 2012, respectively. We paid dividends on our preferred stock of $17.4 million and $27.0 million during 2013 and 2012, respectively.

•

In 2013, we purchased our partners’ interest in Prologis Institutional Alliance Fund II for $243.0 million. In 2012, we purchased an additional interest in PEPR for $107.3 million and Prologis Institutional Alliance Fund II for $14.1 million. Additionally, limited partners in the Operating Partnership exchanged units for cash of $5.5 million.

•

In 2013 and 2012, noncontrolling interest partners made contributions of $77.0 million and $36.9 million, respectively. In 2013, contributions from noncontrolling interest partners were primarily for the purchase of real estate properties by our consolidated co-investment venture, Mexico Fondo Logistico. In addition, we distributed $8.8 million and $7.8 million to various noncontrolling interest partners in 2013 and 2012, respectively.

•

In 2013 and 2012, we repurchased and extinguished exchangeable senior notes, secured mortgage debt, senior notes, and secured mortgage and other debt of consolidated entities for $1.8 billion and $1.3 billion, respectively.

•	We made net payments on our credit facilities of $194.0 million and received net proceeds of $220.7 million during 2013 and 2012, respectively.

•

We made net payments of $1.1 billion and $152.4 million on regularly scheduled debt principal and maturity payments during 2013 and 2012, respectively. In 2013, we repaid $263.7 million of outstanding senior notes and $483.6 million of exchangeable senior notes.

•	In 2013 and 2012, we issued secured mortgage debt, senior term loan debt, and other debt of $256.8 million and $1.4 billion, respectively.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at June 30, 2013 of $3.7 billion. These unconsolidated ventures had total third party debt of $8.0 billion (in the aggregate, not our proportionate share) at June 30, 2013 that matures as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Discount/ Premium	Total (1)	Prologis Ownership % at 6/30/13
Prologis North American Industrial Fund	$80.0	$—	$108.7	$444.0	$205.0	$354.5	$—	$1,192.2	23%
Prologis North American Industrial Fund III (2)	282.9	364.2	—	—	—	—	(0.5)	646.6	20%
Prologis Targeted U.S. Logistics Fund	98.7	86.3	180.1	166.5	14.2	1,123.1	14.9	1,683.8	24%
Prologis Mexico Industrial Fund	—	—	—	—	214.1	—	—	214.1	20%
Prologis SGP Mexico	60.7	3.9	4.1	144.8	—	—	—	213.5	22%
Prologis European Properties Fund II	3.5	525.7	317.4	235.1	62.3	509.7	(3.8)	1,649.9	33%
Prologis Targeted Europe Logistics Fund	4.7	388.6	225.9	2.3	2.4	—	6.0	629.9	39%
Prologis European Logistics Partners	81.0	273.2	—	—	—	—	5.5	359.7	50%
Nippon Prologis REIT	—	84.9	—	235.5	20.2	914.9	—	1,255.5	17%
Prologis China Logistics Venture 1	—	—	—	149.0	—	—	—	149.0	15%

Total co-investment ventures	$611.5	$1,726.8	$836.2	$1,377.2	$518.2	$2,902.2	$22.1	$7,994.2

(1)	As of June 30, 2013, we do not guarantee any third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.
(2)	On August 6, 2013, this venture sold $427.5 million of properties to a third party and we acquired the remaining properties for $529.0 million. All debt was paid in full at closing.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash distribution of $0.28 per common share for the second quarter on June 28, 2013. Our future common share distributions may vary and will be determined by our Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At June 30, 2013, we had one series of preferred stock outstanding, our 8.54% series Q preferred stock with a $100 million redemption value. On April 19, 2013, we redeemed all of the outstanding series L, M, O, P, R and S preferred stock. The dividends on preferred stock are payable quarterly in arrears.

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

We analyze our operating performance primarily by the rental income of our real estate and the revenue driven by our strategic capital management business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities. As a result, although these items have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long-term.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for the three and six months ended June 30 as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
FFO:
Reconciliation of net earnings (loss) to FFO measures:
Net earnings (loss) attributable to common stockholders	$(1,517)	$(8,120)	$263,899	$194,293
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	153,229	174,516	323,469	349,965
Net gains on non-FFO dispositions and acquisitions	(8,010)	(2,210)	(109,690)	(164,234)
Reconciling items related to noncontrolling interests	(719)	(3,950)	(3,660)	(16,004)
Our share of reconciling items included in earnings from unconsolidated entities	37,931	34,444	63,414	68,982

Subtotal-NAREIT defined FFO	180,914	194,680	537,432	433,002
Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	8,133	(14,519)	7,495	9,717
Deferred income tax benefit	(4,350)	(5,809)	(2,216)	(4,758)
Our share of reconciling items included in earnings from unconsolidated entities	17,541	(1,681)	17,327	(3,218)

FFO, as defined by Prologis	202,238	172,671	560,038	434,743
Adjustments to arrive at Core FFO, including our share of unconsolidated entities:
Net losses (gains) on acquisitions and dispositions of investments in real estate, net of related income taxes	(33,806)	838	(226,222)	(103,893)
Losses (gains) on early extinguishment of debt and redemption of preferred stock, net	32,608	500	59,067	(4,919)
Our share of reconciling items included in earnings from unconsolidated entities	2,297	6,125	(1,609)	8,920
Impairment charges	—	—	—	19,320
Merger, acquisition and other integration expenses	—	21,186	—	31,914

Core FFO	$203,337	$201,320	$391,274	$386,085

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in period end interest rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates. The failure to hedge effectively against exchange and interest rate changes may materially adversely affect our results of operations and financial position.

Interest Rate Risk

Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. As of June 30, 2013, we had a total of $1.5 billion of variable rate debt outstanding, of which $630.8 million was outstanding on our credit facilities, $637.4 million was outstanding under a multi-currency senior term loan and $220.7 million was outstanding secured mortgage debt. As of June 30, 2013, we have entered into interest rate swap agreements to fix $84.6 million of our variable rate secured mortgage debt.

Our primary interest rate risk not subject to interest rate swap agreements is created by the variable rate credit facilities, senior term loan and selected secured mortgage debt. During the six months ended June 30, 2013, we had weighted average daily outstanding borrowings of $1.5 billion on our variable rate debt not subject to interest rate swap agreements. Based on the results of a sensitivity analysis assuming a 10% adverse change in interest rates based on our outstanding balances during the period, the impact was $1.3 million, which equates to a change in interest rates of 18 basis points.

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

In 2013, we entered into seven foreign currency forward contracts that expire in June 2017 and June 2018 with an aggregate notional amount of €599.9 million ($800.0 million using the forward rate of 1.33) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. We also entered into three foreign currency forward contracts that expire in June 2018 with an aggregate notional amount of ¥24.1 billion ($250.0 million using the forward rate of 96.54) to hedge a portion of our investment in Japan at a fixed yen rate in U.S. dollars. Based on a sensitivity analysis, a strengthening or weakening of the U.S. dollar against the euro and Japanese yen by 10% would result in a $105.0 million positive or negative change, respectively, in our cash flows upon settlement of the forward contracts. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives will be recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets in Item I. We may enter into similar agreements in the future to further hedge our investments in Europe, Japan or other regions outside the United States. As of June 30, 2013, approximately 75% of our net equity was denominated in U.S. dollar.

Item 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of June 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

As of June 30, 2013, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, Prologis, Inc. issued 27,751 shares upon redemption of partnership units in one of our limited partnerships and another one of our limited partnerships issued 804,734 partnership units, all which are redeemable for cash or common stock of Prologis, Inc. Such securities were issued in reliance on an exemption from registration under section 4(2) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

10.1	Global Senior Credit Agreement dated as of July 11, 2013, among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 15, 2013).

10.2	First Amendment dated as of July 11, 2013, to the Senior Term Loan Agreement dated as of February 2, 2012, among Prologis, Inc., Prologis, L.P., various affiliates thereof, various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 16, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ Thomas S. Olinger
Thomas S. Olinger
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Managing Director and Chief Accounting Officer

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Thomas S. Olinger
Thomas S. Olinger
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Managing Director and Chief Accounting Officer

Date: August 8, 2013

Index to Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

10.1	Global Senior Credit Agreement dated as of July 11, 2013, among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 15, 2013).

10.2	First Amendment dated as of July 11, 2013, to the Senior Term Loan Agreement dated as of February 2, 2012, among Prologis, Inc., Prologis, L.P., various affiliates thereof, various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 16, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase