Form 10-Q
period 2013-09-30
Prologis, Inc.; Prologis, L.P.
filed 2013-11-05
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Prologis, Inc.’s common stock outstanding as of October 30, 2013, was approximately 498,723,600.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2013, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of September 30, 2013, the REIT owned an approximate 99.63% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.37% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PART 1.

Item  1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Investments in real estate properties	$21,599,908	$25,809,123
Less accumulated depreciation	2,540,370	2,480,660

Net investments in real estate properties	19,059,538	23,328,463
Investments in and advances to unconsolidated entities	4,210,305	2,195,782
Notes receivable backed by real estate	189,663	188,000
Assets held for sale	3,958	26,027

Net investments in real estate	23,463,464	25,738,272

Cash and cash equivalents	121,693	100,810
Restricted cash	42,488	176,926
Accounts receivable	137,879	171,084
Other assets	1,024,019	1,123,053

Total assets	$24,789,543	$27,310,145

LIABILITIES AND EQUITY
Liabilities:
Debt	$9,119,317	$11,790,794
Accounts payable and accrued expenses	692,241	611,770
Other liabilities	713,069	1,115,911
Liabilities related to assets held for sale	1,394	18,334

Total liabilities	10,526,021	13,536,809

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	100,000	582,200
Common stock: $0.01 par value; 498,603 shares and 461,770 shares issued and outstanding at September 30, 2013 and at December 31, 2012, respectively	4,986	4,618
Additional paid-in capital	17,952,611	16,411,855
Accumulated other comprehensive loss	(451,658)	(233,563)
Distributions in excess of net earnings	(3,852,846)	(3,696,093)

Total Prologis stockholders’ equity	13,753,093	13,069,017
Noncontrolling interests	510,429	704,319

Total equity	14,263,522	13,773,336

Total liabilities and equity	$24,789,543	$27,310,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$297,044	$372,491	$941,969	$1,096,600
Rental recoveries	82,268	94,240	258,334	276,107
Investment management income	48,322	31,714	125,565	95,064
Development management and other income	2,551	1,017	7,872	5,859

Total revenues	430,185	499,462	1,333,740	1,473,630

Expenses:
Rental expenses	108,912	126,431	353,272	369,284
Investment management expenses	22,023	15,730	66,938	47,686
General and administrative expenses	55,034	55,886	166,140	167,460
Depreciation and amortization	158,889	190,148	492,690	547,036
Other expenses	6,370	5,580	17,494	17,142
Merger, acquisition and other integration expenses	—	20,659	—	52,573
Impairment of real estate properties	—	9,778	—	12,963

Total expenses	351,228	424,212	1,096,534	1,214,144

Operating income	78,957	75,250	237,206	259,486

Other income (expense):
Earnings from unconsolidated entities, net	26,365	2,563	59,554	20,447
Interest expense	(84,885)	(122,817)	(292,383)	(383,369)
Interest and other income, net	5,653	8,758	21,772	19,771
Gains on acquisitions and dispositions of investments in real estate, net	46,074	12,677	445,954	280,968
Foreign currency and derivative gains (losses), net	6,875	(5,908)	15	(19,930)
Gains (losses) on early extinguishment of debt, net	(114,196)	—	(164,155)	4,919
Impairment of other assets	—	—	—	(16,135)

Total other income (expense)	(114,114)	(104,727)	70,757	(93,329)

Earnings (loss) before income taxes	(35,157)	(29,477)	307,963	166,157
Current income tax expense (benefit)	11,012	(18,099)	91,357	10,969
Deferred income tax expense (benefit)	1,168	(1,884)	(6,823)	(10,753)

Total income tax expense (benefit)	12,180	(19,983)	84,534	216

Earnings (loss) from continuing operations	(47,337)	(9,494)	223,429	165,941

Discontinued operations:
Income (loss) attributable to disposed properties and assets held for sale	(127)	8,054	1,753	29,262
Net gains (losses) on dispositions, including related impairment charges and taxes	40,297	(31,458)	59,598	(10,335)

Total discontinued operations	40,170	(23,404)	61,351	18,927

Consolidated net earnings (loss)	(7,167)	(32,898)	284,780	184,868
Net loss (earnings) attributable to noncontrolling interests	1,768	(3,323)	(3,051)	(6,180)

Net earnings (loss) attributable to controlling interests	(5,399)	(36,221)	281,729	178,688
Preferred stock dividends	2,135	10,305	16,256	30,921
Loss on preferred stock redemption	—	—	9,108	—

Net earnings (loss) attributable to common stockholders	$(7,534)	$(46,526)	$256,365	$147,767

Weighted average common shares outstanding - Basic	497,989	460,079	482,007	459,720

Weighted average common shares outstanding - Diluted	499,848	461,979	488,409	464,938

Net earnings (loss) per share attributable to common stockholders - Basic:
Continuing operations	$(0.10)	$(0.05)	$0.40	$0.28
Discontinued operations	0.08	(0.05)	0.13	0.04

Net earnings (loss) per share attributable to common stockholders - Basic	$(0.02)	$(0.10)	$0.53	$0.32

Net earnings (loss) per share attributable to common stockholders - Diluted:
Continuing operations	$(0.10)	$(0.05)	$0.40	$0.28
Discontinued operations	0.08	(0.05)	0.13	0.04

Net earnings (loss) per share attributable to common stockholders - Diluted	$(0.02)	$(0.10)	$0.53	$0.32

Dividends per common share	$0.28	$0.28	$0.84	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Consolidated net earnings (loss)	$(7,167)	$(32,898)	$284,780	$184,868
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	88,001	175,832	(250,251)	7,148
Unrealized gains (losses) and amortization on derivative contracts, net	2,638	(5,067)	21,839	(365)

Comprehensive income	83,472	137,867	56,368	191,651
Net loss (earnings) attributable to noncontrolling interests	1,768	(3,323)	(3,051)	(6,180)
Comprehensive income (loss) attributable to noncontrolling interests	(942)	(2,054)	10,317	10,438

Comprehensive income attributable to common stockholders	$84,298	$132,490	$63,634	$195,909

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2013

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	interests	Equity
Balance as of January 1, 2013	$582,200	461,770	$4,618	$16,411,855	$(233,563)	$(3,696,093)	$704,319	$13,773,336
Consolidated net earnings	—	—	—	—	—	281,729	3,051	284,780
Effect of common stock plans	—	1,155	11	71,525	—	—	—	71,536
Issuance of stock in equity offering, net of issuance costs	—	35,650	357	1,437,635	—	—	—	1,437,992
Redemption of preferred stock	(482,200)	—	—	8,593	—	(9,108)	—	(482,715)
Issuance of warrants	—	—	—	32,359	—	—	—	32,359
Capital contributions	—	—	—	—	—	—	112,316	112,316
Settlement of noncontrolling interests	—	28	—	(8,219)	—	—	(244,599)	(252,818)
Foreign currency translation losses, net	—	—	—	—	(239,853)	—	(10,398)	(250,251)
Unrealized gains and amortization on derivative contracts, net	—	—	—	—	21,758	—	81	21,839
Distributions and allocations	—	—	—	(1,137)	—	(429,374)	(54,341)	(484,852)

Balance as of September 30, 2013	$100,000	498,603	$4,986	$17,952,611	$(451,658)	$(3,852,846)	$510,429	$14,263,522

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Consolidated net earnings	$284,780	$184,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(37,425)	(47,041)
Stock-based compensation awards, net	34,253	24,054
Depreciation and amortization	496,085	577,898
Earnings from unconsolidated entities, net	(59,554)	(20,447)
Distributions and changes in operating receivables from unconsolidated entities	71,234	30,321
Amortization of debt and lease intangibles	6,583	17,360
Non-cash merger, acquisition and other integration expenses	—	14,508
Impairment of real estate properties and other assets	—	29,098
Net losses (gains) on dispositions, including related impairment charges, in discontinued operations	(60,531)	10,335
Gains on acquisitions and dispositions of investments in real estate, net	(445,954)	(280,968)
Losses (gains) on early extinguishment of debt, net	164,155	(4,919)
Unrealized foreign currency and derivative losses (gains), net	(3,000)	15,558
Deferred income tax benefit	(6,823)	(10,753)
Increase in restricted cash, accounts receivable and other assets	(37,726)	(186,450)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(73,829)	19,926

Net cash provided by operating activities	332,248	373,348

Investing activities:
Real estate development activity	(541,678)	(595,065)
Real estate acquisitions, net of cash received	(402,358)	(173,492)
Tenant improvements and lease commissions on previously leased space	(105,324)	(91,920)
Non-development capital expenditures	(56,378)	(48,438)
Investments in and advances to unconsolidated entities, net	(1,036,410)	(70,207)
Return of investment from unconsolidated entities	356,969	237,784
Proceeds from dispositions and contributions of real estate properties	3,913,670	1,010,789
Acquisition of unconsolidated entities, net of cash received	(461,823)	(317,328)

Net cash provided by (used in) investing activities	1,666,668	(47,877)

Financing activities:
Proceeds from issuance of common stock, net	1,502,394	29,442
Dividends paid on common stock	(411,539)	(389,159)
Dividends paid on preferred stock	(19,549)	(37,269)
Redemption of preferred stock	(482,500)	—
Noncontrolling interest contributions	110,552	41,781
Noncontrolling interest distributions	(54,297)	(22,541)
Purchase of noncontrolling interest	(247,803)	(137,664)
Debt and equity issuance costs paid	(65,056)	(10,745)
Net proceeds from credit facilities, net	158,586	270,878
Repurchase and early extinguishment of debt	(2,682,905)	(1,314,387)
Proceeds from issuance of debt	1,565,883	1,389,984
Payments on debt	(1,302,876)	(166,198)

Net cash used in financing activities	(1,929,110)	(345,878)

Effect of foreign currency exchange rate changes on cash	(48,923)	2,523
Net increase (decrease) in cash and cash equivalents	20,883	(17,884)
Cash and cash equivalents, beginning of period	100,810	176,072

Cash and cash equivalents, end of period	$121,693	$158,188

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Investments in real estate properties	$21,599,908	$25,809,123
Less accumulated depreciation	2,540,370	2,480,660

Net investments in real estate properties	19,059,538	23,328,463
Investments in and advances to unconsolidated entities	4,210,305	2,195,782
Notes receivable backed by real estate	189,663	188,000
Assets held for sale	3,958	26,027

Net investments in real estate	23,463,464	25,738,272

Cash and cash equivalents	121,693	100,810
Restricted cash	42,488	176,926
Accounts receivable	137,879	171,084
Other assets	1,024,019	1,123,053

Total assets	$24,789,543	$27,310,145

LIABILITIES AND CAPITAL
Liabilities:
Debt	$9,119,317	$11,790,794
Accounts payable and accrued expenses	692,241	611,770
Other liabilities	713,069	1,115,911
Liabilities related to assets held for sale	1,394	18,334

Total liabilities	10,526,021	13,536,809

Capital:
Partners’ capital:
General partner - preferred	100,000	582,200
General partner - common	13,653,093	12,486,817
Limited partners	50,532	51,194

Total partners’ capital	13,803,625	13,120,211
Noncontrolling interests	459,897	653,125

Total capital	14,263,522	13,773,336

Total liabilities and capital	$24,789,543	$27,310,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$297,044	$372,491	$941,969	$1,096,600
Rental recoveries	82,268	94,240	258,334	276,107
Investment management income	48,322	31,714	125,565	95,064
Development management and other income	2,551	1,017	7,872	5,859

Total revenues	430,185	499,462	1,333,740	1,473,630

Expenses:
Rental expenses	108,912	126,431	353,272	369,284
Investment management expenses	22,023	15,730	66,938	47,686
General and administrative expenses	55,034	55,886	166,140	167,460
Depreciation and amortization	158,889	190,148	492,690	547,036
Other expenses	6,370	5,580	17,494	17,142
Merger, acquisition and other integration expenses	—	20,659	—	52,573
Impairment of real estate properties	—	9,778	—	12,963

Total expenses	351,228	424,212	1,096,534	1,214,144

Operating income	78,957	75,250	237,206	259,486

Other income (expense):
Earnings from unconsolidated entities, net	26,365	2,563	59,554	20,447
Interest expense	(84,885)	(122,817)	(292,383)	(383,369)
Interest and other income, net	5,653	8,758	21,772	19,771
Gains on acquisitions and dispositions of investments in real estate, net	46,074	12,677	445,954	280,968
Foreign currency and derivative gains (losses), net	6,875	(5,908)	15	(19,930)
Gains (losses) on early extinguishment of debt, net	(114,196)	—	(164,155)	4,919
Impairment of other assets	—	—	—	(16,135)

Total other income (expense)	(114,114)	(104,727)	70,757	(93,329)

Earnings (loss) before income taxes	(35,157)	(29,477)	307,963	166,157
Current income tax expense (benefit)	11,012	(18,099)	91,357	10,969
Deferred income tax expense (benefit)	1,168	(1,884)	(6,823)	(10,753)

Total income tax expense (benefit)	12,180	(19,983)	84,534	216

Earnings (loss) from continuing operations	(47,337)	(9,494)	223,429	165,941

Discontinued operations:
Income (loss) attributable to disposed properties and assets held for sale	(127)	8,054	1,753	29,262
Net gains (losses) on dispositions, including related impairment charges and taxes	40,297	(31,458)	59,598	(10,335)

Total discontinued operations	40,170	(23,404)	61,351	18,927

Consolidated net earnings (loss)	(7,167)	(32,898)	284,780	184,868
Net loss (earnings) attributable to noncontrolling interests	1,720	(3,475)	(2,042)	(5,444)

Net earnings (loss) attributable to controlling interests	(5,447)	(36,373)	282,738	179,424
Preferred unit distributions	2,135	10,305	16,256	30,921
Loss on preferred unit redemption	—	—	9,108	—

Net earnings (loss) attributable to common unitholders	$(7,582)	$(46,678)	$257,374	$148,503

Weighted average common units outstanding - Basic	499,848	461,979	483,889	461,693

Weighted average common units outstanding - Diluted	499,848	461,979	488,409	464,938

Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations	$(0.10)	$(0.05)	$0.40	$0.28
Discontinued operations	0.08	(0.05)	0.13	0.04

Net earnings (loss) per unit attributable to common unitholders - Basic	$(0.02)	(0.10)	$0.53	$0.32

Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations	$(0.10)	$(0.05)	$0.40	$0.28
Discontinued operations	0.08	(0.05)	0.13	0.04

Net earnings (loss) per unit attributable to common unitholders - Diluted	$(0.02)	$(0.10)	$0.53	$0.32

Distributions per common unit	$0.28	$0.28	$0.84	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net earnings (loss)	$(7,167)	$(32,898)	$284,780	$184,868
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	88,001	175,832	(250,251)	7,148
Unrealized gains (losses) and amortization on derivative contracts, net	2,638	(5,067)	21,839	(365)

Comprehensive income	83,472	137,867	56,368	191,651
Net loss (earnings) attributable to noncontrolling interests	1,720	(3,475)	(2,042)	(5,444)
Comprehensive income (loss) attributable to noncontrolling interests	(579)	(1,356)	9,510	10,510

Comprehensive income attributable to common unitholders	$84,613	$133,036	$63,836	$196,717

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Nine Months Ended September 30, 2013

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance as of January 1, 2013	21,300	$582,200	461,770	$12,486,817	1,893	$51,194	$653,125	$13,773,336
Consolidated net earnings	—	—	—	281,729	—	1,009	2,042	284,780
Effect of REIT’s common stock plans	—	—	1,155	71,536	—	—	—	71,536
Issuance of units in exchange for contribution of equity offering proceeds	—	—	35,650	1,437,992	—	—	—	1,437,992
Redemption of preferred units	(19,300)	(482,200)	—	(515)	—	—	—	(482,715)
Issuance of warrants by the REIT	—	—	—	32,359	—	—	—	32,359
Capital contributions	—	—	—	—	—	—	112,316	112,316
Settlement of noncontrolling interests	—	—	28	(8,219)	—	—	(242,599)	(250,818)
Foreign currency translation losses, net	—	—	—	(239,853)	—	(888)	(9,510)	(250,251)
Unrealized gains and amortization on derivative contracts, net	—	—	—	21,758	—	81	—	21,839
Distributions and allocations	—	—	—	(430,511)	(50)	(864)	(55,477)	(486,852)

Balance as of September 30, 2013	2,000	$100,000	498,603	$13,653,093	1,843	$50,532	$459,897	$14,263,522

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Consolidated net earnings	$284,780	$184,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(37,425)	(47,041)
REIT stock-based compensation awards, net	34,253	24,054
Depreciation and amortization	496,085	577,898
Earnings from unconsolidated entities, net	(59,554)	(20,447)
Distributions and changes in operating receivables from unconsolidated entities	71,234	30,321
Amortization of debt and lease intangibles	6,583	17,360
Non-cash merger, acquisition and other integration expenses	—	14,508
Impairment of real estate properties and other assets	—	29,098
Net losses (gains) on dispositions, including related impairment charges, in discontinued operations	(60,531)	10,335
Gains on acquisitions and dispositions of investments in real estate, net	(445,954)	(280,968)
Losses (gains) on early extinguishment of debt, net	164,155	(4,919)
Unrealized foreign currency and derivative losses (gains), net	(3,000)	15,558
Deferred income tax benefit	(6,823)	(10,753)
Increase in restricted cash, accounts receivable and other assets	(37,726)	(186,450)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(73,829)	19,926

Net cash provided by operating activities	332,248	373,348

Investing activities:
Real estate development activity	(541,678)	(595,065)
Real estate acquisitions, net of cash received	(402,358)	(173,492)
Tenant improvements and lease commissions on previously leased space	(105,324)	(91,920)
Non-development capital expenditures	(56,378)	(48,438)
Investments in and advances to unconsolidated entities, net	(1,036,410)	(70,207)
Return of investment from unconsolidated entities	356,969	237,784
Proceeds from dispositions and contributions of real estate properties	3,913,670	1,010,789
Acquisition of unconsolidated entities, net of cash received	(461,823)	(317,328)

Net cash provided by (used in) investing activities	1,666,668	(47,877)

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	1,502,394	29,442
Distributions paid on common partnership units	(415,115)	(396,408)
Distributions paid on preferred units	(19,549)	(37,269)
Redemption of preferred stock	(482,500)	—
Noncontrolling interest contributions	110,552	41,781
Noncontrolling interest distributions	(52,721)	(20,906)
Purchase of noncontrolling interest	(245,803)	(132,050)
Debt and equity issuance costs paid	(65,056)	(10,745)
Net proceeds from credit facilities, net	158,586	270,878
Repurchase and early extinguishment of debt	(2,682,905)	(1,314,387)
Proceeds from issuance of debt	1,565,883	1,389,984
Payments on debt	(1,302,876)	(166,198)

Net cash used in financing activities	(1,929,110)	(345,878)

Effect of foreign currency exchange rate changes on cash	(48,923)	2,523
Net increase (decrease) in cash and cash equivalents	20,883	(17,884)
Cash and cash equivalents, beginning of period	100,810	176,072

Cash and cash equivalents, end of period	$121,693	$158,188

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Business. Prologis, Inc. (the “REIT”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through the REIT’s controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties primarily in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Investment Management. Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Investment Management segment (previously referred to as Private Capital) represents the long-term management of co-investment ventures and other unconsolidated entities. See Note 13 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and Operating Partnership collectively.

As of September 30, 2013, the REIT owned an approximate 99.63% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.37% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

Recent Accounting Pronouncements. In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on the accounting for currency translation adjustment (“CTA”) when a parent sells or transfers part of its ownership interest in a foreign subsidiary. When a company sells a subsidiary or group of assets that constitute a business while maintaining ownership of the foreign entity in which those assets or subsidiary reside, a complete or substantially complete liquidation of the foreign entity is required in order for a parent entity to release CTA to earnings. However, for a company that sells all or part of its ownership interest in a foreign entity, CTA is released upon the loss of a controlling financial interest in a consolidated foreign entity or partial sale of an equity method investment in a foreign entity. For step acquisitions, the CTA associated with the previous equity-method investment is fully released when control is obtained and consolidation occurs. The guidance is effective for us on January 1, 2014, and we do not expect the guidance to have a material impact on the Consolidated Financial Statements.

In February 2013, the FASB issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new guidance was effective for us on January 1, 2013 for annual and interim periods. We adopted this standard as of January 1, 2013, and it did not have a material impact on the Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update that requires disclosures about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB clarified that the guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria under GAAP or subject to a master netting arrangement or similar agreement. We adopted this standard as of January 1, 2013, and it did not have a material impact on the Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update to clarify the scope of current GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of in-substance real estate as a result of default on the subsidiary’s nonrecourse debt. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. We adopted this standard as of January 1, 2013, and it did not have any impact on the Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.	Business Combinations

Acquisitions of Unconsolidated Co-Investment Ventures

On August 6, 2013, we concluded the unconsolidated co-investment venture Prologis North American Industrial Fund III (“NAIF III”). The venture sold 73 properties aggregating 9.5 million square feet to a third party for proceeds of $427.5 million and subsequently paid off all the remaining debt obligations of the venture. Following the sale of these properties, we acquired our partner’s 80% ownership in this venture and now own 100% of the remaining assets and liabilities. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in our Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF III from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of net assets acquired was $519.2 million in real estate assets and $22.0 million of net other assets. As a result of these transactions, we have recorded a gain of $43.7 million in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net, in the Consolidated Statements of Operations, for the three and nine months ended September 30, 2013. We have substantially completed the purchase price allocation and we do not expect future revisions, if any, to have a significant impact on our financial position or results of operations. The impact of the results in 2013 for the properties acquired from NAIF III was not significant.

On February 3, 2012, we acquired our partner’s 63% interest in and now own 100% of our previously unconsolidated co-investment venture, Prologis North American Industrial Fund II (“NAIF II”), and we repaid the loan from NAIF II to our partner for a total of $336.1 million. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in our Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF II from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations. The allocation of net assets acquired was $1.6 billion in real estate assets, $27.3 million of net other assets and $875.4 million in debt. We did not record a gain or loss with this transaction, as the carrying value of our investment was equal to the estimated fair value.

On February 22, 2012, we dissolved the unconsolidated co-investment venture Prologis California and divided the portfolio equally with our partner. The net value of the assets and liabilities distributed represented the fair value of our ownership interest in the co-investment venture on that date. In accordance with the accounting rules for business combinations, we marked our equity investment in Prologis California from its carrying value to the estimated fair value which resulted in a gain of $273.0 million for the nine months ended September 30, 2012. The gain was recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations. The allocation of net assets acquired was $496.3 million in real estate assets, $17.7 million of net other assets and $150.0 million in debt.

In connection with the acquisitions in 2012, our results for 2012 included rental income and rental expenses for the properties acquired of $124.0 million and $30.3 million, respectively, of which $9.2 million of rental income and $1.8 million of rental expenses were included in discontinued operations.

3.	Real Estate

Investments in real estate properties are presented at cost, and consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Industrial operating properties (1):
Improved land	$4,311,193	$5,317,123
Buildings and improvements	14,093,704	17,291,125
Development portfolio, including cost of land (2)	1,084,959	951,643
Land (3)	1,643,055	1,794,364
Other real estate investments (4)	466,997	454,868

Total investments in real estate properties	21,599,908	25,809,123
Less accumulated depreciation	2,540,370	2,480,660

Net investments in properties	$19,059,538	$23,328,463

(1)	At September 30, 2013 and December 31, 2012, we had 1,650 and 1,853 industrial properties consisting of 268.5 million square feet and 316.3 million square feet, respectively. In 2013, in connection with our two new ventures in Japan and Europe, we contributed 207 properties with a net carrying value of $4.6 billion, consisting of 58.3 million square feet for gross proceeds of $4.9 billion. At September 30, 2013, we had 30 properties aggregating 9.9 million square feet with an estimated value of $713.1 million that were acquired in connection with the wind down of Prologis Japan Fund 1 in June 2013 and the NAIF III acquisition in August 2013. See Notes 2 and 4 for further discussion on these transactions.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(2)	At September 30, 2013, the development portfolio consisted of 32 properties aggregating 15.1 million square feet under development with estimated completion dates primarily in 2013 and 2014 and 14 properties aggregating 6.3 million square feet of pre-stabilized completed properties. At December 31, 2012, the development portfolio consisted of 30 properties aggregating 13.2 million square feet that were under development and 15 properties aggregating 4.8 million square feet that were pre-stabilized completed properties.
(3)	Land consisted of 10,217 acres and 10,915 acres at September 30, 2013 and December 31, 2012, respectively, and included land parcels that we may develop or sell depending on market conditions and other factors.
(4)	Included in other investments were: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land; (vi) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; and (vii) earnest money deposits associated with potential acquisitions.

At September 30, 2013, excluding our assets held for sale, we owned real estate properties in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

During the nine months ended September 30, 2013, we recognized Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statement of Operations of $446.0 million. This principally included: (i) a combined gain from the contributions of properties to our new ventures in Japan and Europe in the first quarter of $337.9 million, net of the deferral of the gains due to our ongoing investments, (ii) a gain of $56.9 million in the second quarter related to the contribution of one property to our new venture in Japan and the wind down of Prologis Japan Fund I, and (iii) a gain of $43.7 million in the third quarter from the conclusion of NAIF III. See Notes 2 and 4 for further discussion of these transactions. The majority of the current income tax expense in 2013 relates to asset sales and contributions of certain properties that were held in certain foreign subsidiaries or taxable REIT subsidiaries.

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

Our investments in and advances to our unconsolidated entities are summarized below (in thousands):

	September 30,	December 31,
	2013	2012
Unconsolidated co-investment ventures	$4,035,790	$2,013,080
Other joint ventures	174,515	182,702

Totals	$4,210,305	$2,195,782

Unconsolidated Co-Investment Ventures

As of September 30, 2013, we had investments in and managed 11 unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. Investment Management Income includes revenues we earn for the management services we provide to unconsolidated entities and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn incentive returns or promotes based on the third party investor returns over time. In addition, we may earn fees for services provided to develop a building within the co-investment venture. These are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

In the first quarter of 2013, we launched the initial public offering for Nippon Prologis REIT, Inc. (“NPR”). NPR is a long-term investment vehicle for our stabilized properties in Japan. On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion), net of cash proceeds of ¥158 billion ($1.7 billion). At the time, we had a 15% ownership interest that we accounted for under the equity method. As a result of this transaction, we recognized a gain of $337.9 million, net of a $59.6 million deferral due to our ongoing investment. The gain was recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. We recognized $38.6 million of current tax expense in connection with this contribution.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In connection with the wind down of Prologis Japan Fund I in June 2013, we purchased 14 properties from the venture and the venture sold the remaining 6 properties aggregating 4.3 million square feet to NPR, based on appraised values. In addition, we contributed one pre-stabilized building to NPR for $232.6 million. As a result of the combined transactions, we recorded a net gain of $56.9 million in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. To fund these combined transactions, we contributed ¥14.2 billion ($144.0 million), which retained our 15% ownership interest following the exercise of the overallotment option by the underwriter. In connection with the contribution of the development building to NPR, we recognized $8.3 million of current tax expense.

On March 19, 2013, we closed Prologis European Logistics Partners Sàrl (“PELP”), a joint venture with Norges Bank Investment Management (“NBIM”), which is the manager of the Norwegian Government Pension Fund Global. We have a 50% ownership interest that we account for under the equity method. The venture has an initial term of 15 years, which may be extended for an additional 15-year period, and thereafter extended upon negotiation between partners. We will have the ability to reduce our ownership to 20% following the second anniversary of closing. The venture acquired a portfolio from us for approximately €2.3 billion ($3.0 billion) consisting of 195 properties in 11 target European global markets. As a result of this transaction, we recognized a gain of $1.8 million, net of a deferred gain due to our ongoing investment. The gain was recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. In connection with the closing, a warrant NBIM received at signing to acquire six million shares of Prologis common stock with a strike price of $35.64 became exercisable. The warrant can be net share settled.

In August 2013 we concluded NAIF III. See Note 2 for information regarding this transaction.

Subsequent to quarter end, on October 2, 2013, we acquired our partner’s interest in Prologis SGP Mexico (“SGP Mexico”), one of our co-investment ventures, and concluded the venture.

Summarized information regarding our investments in the co-investment ventures is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings (loss) from unconsolidated co-investment ventures:
Americas (1)	$1,664	$(3,912)	$15,058	$(8,378)
Europe (2)	20,005	5,858	36,308	21,027
Asia (3)	4,100	432	6,569	2,640

Total earnings from unconsolidated co-investment ventures, net	$25,769	$2,378	$57,935	$15,289

Investment management and other income:
Americas	$17,512	$16,937	$48,407	$50,541
Europe (2)	20,037	9,546	44,504	28,008
Asia (3)	9,840	5,131	30,821	14,973

Total investment management income	47,389	31,614	123,732	93,522
Development management and other income	551	106	1,931	184

Total	$47,940	$31,720	$125,663	$93,706

1)	During the three and nine months ended September 30, 2013, we recognized gains of $1.2 million and $10.0 million, respectively, representing our share of the gain from the sale of one and three properties, respectively, by the Prologis Brazil Logistics Partners Fund and related joint ventures (“Brazil Fund”).
2)	We launched PELP, which we account for under the equity method. Our proportionate share of its net earnings is included in 2013 from the date it commenced operations (see above for additional information).
3)	We launched NPR, which we account for under the equity method. Our proportionate share of its net earnings is included in 2013 from the date it commenced operations (see above for additional information).

Investment Management Income includes fees and incentives we earn for services provided to our unconsolidated co-investment ventures (shown above), as well as fees earned from other unconsolidated entities and third parties of $0.9 million and $1.9 million during the three and nine months ended September 30, 2013, respectively and $0.1 million and $1.6 million during the three and nine months ended September 30, 2012, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Information about our investments in the co-investment ventures is as follows (dollars in thousands):

	Weighted Average Ownership Percentage		Investment in and Advances to
	September 30,	December 31,	September 30,	December 31,
Unconsolidated co-investment ventures by region	2013	2012	2013	2012
Americas	23.5%	23.2%	$1,211,275	$1,111,831
Europe (1)	41.3%	29.7%	2,492,282	722,748
Asia (1) (2)	15.1%	19.2%	332,233	178,501

Totals	30.4%	25.1%	$4,035,790	$2,013,080

(1)	As discussed above, the primary reason for the increase in our investments in and advances to our unconsolidated entities in Europe and Asia is due to PELP and NPR, respectively.
(2)	As discussed above, we completed the wind down of Prologis Japan Fund I in June 2013.

Summarized financial information of the co-investment ventures (for the entire entity, not our proportionate share) and our investment in such ventures is presented below (dollars in millions):

2013	Americas	Europe	Asia	Total
For the three months ended September 30, 2013 (1):
Revenues	$173.2	$215.3	$56.8	$445.3
Net earnings (2)	$9.1	$41.9	$15.7	$66.7
For the nine months ended September 30, 2013 (1):
Revenues	$538.4	$571.6	$160.0	$1,270.0
Net earnings (2)	$34.9	$77.8	$32.9	$145.6
As of September 30, 2013 (1):
Total assets	$8,433.4	$11,471.4	$3,477.3	$23,382.1
Amounts due to us (3)	$38.3	$44.8	$94.7	$177.8
Third party debt (4)	$3,277.2	$2,715.7	$1,441.8	$7,434.7
Total liabilities	$3,620.7	$4,409.7	$1,532.4	$9,562.8
Noncontrolling interest	$1.6	$10.7	$—	$12.3
Venture partners’ equity	$4,811.1	$7,051.0	$1,944.9	$13,807.0
Our weighted average ownership (5)	23.5%	41.3%	15.1%	30.4%
Our investment balance (6)	$1,211.3	$2,492.3	$332.2	$4,035.8
Deferred gains, net of amortization (7)	$141.1	$184.3	$69.5	$394.9

2012	Americas	Europe	Asia	Total
For the three months ended September 30, 2012:
Revenues	$184.8	$115.5	$36.0	$336.3
Net earnings (loss)	$(20.6)	$9.6	$4.2	$(6.8)
For the nine months ended September 30, 2012 (1):
Revenues	$581.0	$361.4	$105.8	$1,048.2
Net earnings (loss)	$(66.5)	$49.0	$8.9	$(8.6)
As of December 31, 2012:
Total assets	$9,070.4	$6,605.2	$1,937.0	$17,612.6
Amounts due to us (3)	$31.9	$33.3	$7.7	$72.9
Third party debt (4)	$3,835.5	$2,384.2	$972.9	$7,192.6
Total liabilities	$4,170.4	$2,953.8	$1,062.5	$8,186.7
Noncontrolling interest	$1.4	$7.5	$—	$8.9
Venture partners’ equity	$4,898.6	$3,643.9	$874.5	$9,417.0
Our weighted average ownership (5)	23.2%	29.7%	19.2%	25.1%
Our investment balance (6)	$1,111.8	$722.8	$178.5	$2,013.1
Deferred gains, net of amortization (7)	$147.9	$181.6	$0.1	$329.6

(1)	As discussed above and in Note 2, we have had significant activity with our unconsolidated co-investment ventures in 2012 and 2013. We concluded Prologis California and NAIF II in 2012 and NAIF III and the Prologis Japan Fund I in 2013 and only included the results of these ventures through the transaction dates. In 2013, we launched two new co-investment ventures (PELP and NPR) and the results of these ventures are included from the date these ventures acquired the properties.
(2)	During the three and nine months ended September 30, 2013, the Brazil Fund sold one and three buildings for a net gain of $2.9 million and $24.0 million, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(3)	As of September 30, 2013, we had receivables from PELP and Prologis Japan Fund I for the remaining sale proceeds of $34.8 million and $8.1 million, respectively, which we expect will be repaid by the end of the year. As of September 30, 2013 and December 31, 2012, we had a note receivable from SGP Mexico of $19.7 million. As discussed earlier, we acquired our partner’s interest in SGP Mexico on October 2, 2013 at which time the note receivable was settled. The remaining amounts generally represent current balances for services provided by us to the co-investment ventures.
(4)	As of September 30, 2013, we did not guarantee any third party debt of our co-investment ventures. As of December 31, 2012, we guaranteed $30.4 million of the third party debt of certain co-investment ventures.
(5)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.
(6)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next subfootnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.
(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

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

The following table is a summary of remaining equity commitments as of September 30, 2013 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	(1)
Venture Partners	$150.0

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Prologis European Properties Fund II (3) (4)
Prologis	$23.4	March 2015
Venture Partner	$302.1

Europe Logistics Venture 1 (3)
Prologis	$55.5	February 2014
Venture Partner	$314.5

Prologis European Logistics Partners (3) (5)
Prologis	$193.3	January 2014
Venture Partner	$193.3

Prologis China Logistics Venture 1 (6)
Prologis	$63.2	March 2015
Venture Partner	$358.0

Total
Prologis	$360.0
Venture Partners	$1,416.0

(1)	During the nine months ended September 30, 2013, equity commitments of $191.5 million were obtained from third party investors and we committed to contribute an additional $100.0 million. To fund the acquisition of properties during the third quarter, the venture called capital of $171.5 million, of which $71.5 million was from third parties and $100.0 million was from us, resulting in an increase of our ownership. In October 2013, the venture raised an additional $53.5 million from third party investors and called equity commitments of $101.8 million from third party investors to repay debt and fund the acquisition of properties.
(2)	As discussed above, we acquired our partner’s interest on October 2, 2013, and therefore have no remaining equity commitments after that date.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar.
(4)	During the nine months ended September 30, 2013, equity commitments of €325.0 million ($436.4 million) were obtained from new third party investors and we committed to contribute €125.0 million ($165.5 million). To meet the capital requirements of the venture, including the repayment of debt and contribution of properties by us, the venture called capital of €209.0 million ($276.3 million) of which €101.3 million ($134.3 million) was from third parties and €107.7 million ($142.1 million) was our share, increasing our ownership.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(5)	This venture was formed in March 2013 with an equity commitment of €2.4 billion ($3.1 billion), which included €1.2 billion ($1.6 billion) commitment from both our partner and us. As discussed above, in March we contributed 195 properties to this venture using the majority of the equity commitments. In June 2013, the venture obtained additional equity commitments of €138.0 million ($180.5 million) of which €69.0 million ($90.3 million) was our share. These commitments were called in July 2013 to fund the acquisition of properties from a third party.
(6)	Equity commitments of $36.0 million of which $5.4 million was our share were called during 2013 to fund development.

In addition, during the nine months ended September 30, 2013, Prologis Targeted European Logistics Fund had equity commitments of €160.0 million ($209.5 million) and €2.0 million ($2.6 million) which were obtained from us and a third party, respectively. The venture called the commitments from us and the third party to repay debt, which increased our ownership. In October 2013, the venture raised additional equity commitments of €99.0 million ($136.6 million) from third party investors, which have subsequently been called.

Other Joint Ventures

Our investments in and advances to these entities are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Americas	$97,253	$106,655
Europe	50,166	48,503
Asia	27,096	27,544

Total investments in and advances to other joint ventures	$174,515	$182,702

5.	Assets Held for Sale and Discontinued Operations

Held for Sale

As of September 30, 2013, we had land that met the criteria to be classified as held for sale. The amounts included in held for sale, as of September 30, 2013, include real estate investment balances and the related assets and liabilities for each property.

Discontinued Operations

During the nine months ended September 30, 2013, we disposed of 39 operating properties aggregating 4.8 million square feet to third parties. During all of 2012, we disposed of land, land subject to ground leases and 200 operating properties aggregating 27.2 million square feet to third parties.

The operations of the properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as Discontinued Operations in the Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

Discontinued operations are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Rental income and recoveries	$801	$23,910	$8,602	$88,245
Rental expenses	(575)	(7,364)	(3,368)	(26,840)
Depreciation and amortization	(353)	(8,148)	(3,394)	(30,862)
Interest expense	—	(344)	(87)	(1,281)

Income (loss) attributable to disposed properties and assets held for sale	(127)	8,054	1,753	29,262
Net gains (losses) on dispositions, net of taxes	40,297	(4,049)	59,598	17,074
Impairment Charges	—	(27,409)	—	(27,409)

Total discontinued operations	$40,170	$(23,404)	$61,351	$18,927

6.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Our debt consisted of the following (dollars in thousands):

	September 30, 2013		December 31, 2012
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.2%	$992,776	1.5%	$888,966
Senior notes	5.1%	4,980,625	5.6%	5,223,136
Exchangeable senior notes (3)	3.3%	397,481	4.6%	876,884
Secured mortgage debt (4)	5.2%	1,772,342	4.0%	3,625,908
Secured mortgage debt of consolidated entities	4.5%	296,783	4.4%	450,923
Other debt of consolidated entities	4.5%	4,345	4.8%	67,749
Term loan and other debt	1.7%	674,965	1.8%	657,228

Totals	4.3%	$9,119,317	4.4%	$11,790,794

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).
(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($1.4 billion) and Japanese yen ($0.5 billion).
(3)	The weighted average coupon interest rate was 3.3% and 2.8% as of September 30, 2013 and December 31, 2012, respectively. During the second quarter of 2013, we repaid $342.2 million of these notes. As of September 30, 2013, we have one series of exchangeable notes outstanding with a coupon interest rate of 3.3%.
(4)	In the first quarter of 2013, we repaid $1.4 billion of outstanding secured mortgage debt with the proceeds received from contributions of properties to PELP and NPR. In addition, we transferred $353.2 million of debt to PELP in connection with the contribution.

Credit Facilities

On July 11, 2013, we terminated our existing global senior credit facility (the “Global Facility”) and entered into a new facility. Under the new facility funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis up to $2.0 billion (subject to currency fluctuations). We may increase the Global Facility to $3.0 billion (subject to currency fluctuations and obtaining additional lender commitments). The Global Facility is scheduled to mature on July 11, 2017; however, we may extend the maturity date by six months twice, subject to satisfaction of certain conditions and payment of an extension fee. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

On August 14, 2013, we entered into a fourth amended and restated Japanese yen revolver (the “Revolver”). As a result, we increased our availability under the Revolver to ¥45.0 billion (approximately $461.2 million at September 30, 2013). The Revolver matures on May 14, 2018. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $579.0 million at September 30, 2013) subject to obtaining additional lender commitments. Pricing under the Revolver was consistent with the Global Facility pricing as of September 30, 2013. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.

Commitments and availability under our Credit Facilities as of September 30, 2013, were as follows (dollars in millions):

Aggregate lender - commitments	$2,504.4
Less:
Borrowings outstanding	992.8
Outstanding letters of credit	72.3

Current availability	$1,439.3

In February 2013, we entered into a $500 million bridge loan under which we can borrow in U. S. dollar, euro or yen. We borrowed ¥20 billion ($215.7 million) under the bridge loan to make our initial cash investment in NPR. In connection with the contribution of properties to NPR, we paid the borrowings outstanding on this bridge loan and terminated the facility.

Senior Notes

In connection with the equity offering in April 2013 (see Note 8 for additional details), we repaid $202.3 million of outstanding senior notes at maturity and incurred $32.6 million of debt extinguishment costs, primarily due to the prepayment of $350.0 million of senior notes that were scheduled to mature in 2014. In August 2013, we issued $1.25 billion of senior notes, consisting of $400.0 million at an interest rate of 2.75% maturing in 2019, at 99.97% of par value for an all-in rate of 2.76%; and $850.0 million at an interest rate of 4.25% maturing in 2023, at 99.74% of par value for an all-in rate of 4.28%. In connection with this issuance, we tendered several series of debt maturing in 2018 through 2020 and acquired an aggregate principal amount of debt equal to $611.4 million and recognized $114.1 million loss from the early extinguishment. We used the remaining proceeds of this issuance to repay borrowings on our Credit Facilities.

In October 2013, we commenced an any and all tender offer through which we purchased $261.7 million in principal amount of our senior notes that mature in 2017 for a premium of $41.2 million, which will be recognized as a loss on early extinguishment of debt. In conjunction with this tender, we commenced another tender offer through which we may repurchase a portion of our senior notes that mature in 2018 for an aggregate purchase price up to approximately $45 million including premiums and accrued interest. The second tender offer is expected to expire on November 21, 2013. To fund the repurchase of these notes and repay borrowings on our Credit Facilities, on November 1, 2013, we issued $500 million in principal amount of senior notes with an interest rate of 3.35% and a maturity date of February 1, 2021.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Exchangeable Senior Notes

The accounting for the exchangeable senior notes requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Operations. The fair value of the derivative associated with our exchangeable notes was a liability of $46.4 million and $39.8 million at September 30, 2013 and December 31, 2012, respectively. We recognized an unrealized gain of $6.5 million and an unrealized loss of $6.6 million for the three and nine months ended September 30, 2013, respectively, and an unrealized loss of $6.7 million and $19.1 million for the three and nine months ended September 30, 2012, respectively.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2013 and for each of the years in the ten-year period ending December 31, 2022, and thereafter were as follows (in millions):

	Prologis
	Unsecured				Secured		Consolidated	Total
	Senior	Exchangeable	Credit	Other	Mortgage		Entities’	Consolidated
Maturity	Debt	Notes	Facilities	Debt	Debt	Total	Debt (1)	Debt
2013 (2)	$—	$—	$—	$—	$48	$48	$30	$78
2014 (2)	574	—	—	659	291	1,524	27	1,551
2015	175	460	—	1	164	800	25	825
2016	641	—	—	1	310	952	126	1,078
2017	700	—	850	1	229	1,780	4	1,784
2018	862	—	142	1	113	1,118	74	1,192
2019	693	—	—	1	294	988	2	990
2020	444	—	—	1	9	454	2	456
2021	—	—	—	—	137	137	2	139
2022	—	—	—	—	7	7	3	10
Thereafter	850	—	—	10	137	997	6	1,003

Subtotal	4,939	460	992	675	1,739	8,805	301	9,106
Unamortized premiums (discounts), net	42	(63)	—	—	33	12	1	13

Total	$4,981	$397	$992	$675	$1,772	$8,817	$302	$9,119

(1)	Our consolidated entities have $13.7 million available to borrow under credit facilities.
(2)	We expect to use cash on hand to repay 2013 maturities of our wholly owned debt. Of the amounts maturing in 2014, we expect to refinance or repay these amounts with proceeds from asset sales, available cash and borrowings on our Credit Facilities. The maturities in 2013 of debt of our consolidated but not wholly owned subsidiaries includes $30.1 million of secured mortgage debt, which we expect to refinance or repay, through the issuance of new debt, with proceeds from asset sales, available cash or equity contributions to our consolidated entities by us and our venture partners. Included in other debt is a term loan that can be extended until 2017 (three times each at one year), subject to satisfaction of certain conditions and payment of an extension fee.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of September 30, 2013, we were in compliance with all covenants.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Other Liabilities

Other liabilities consisted of the following, net of amortization, if applicable, as of September 30, 2013 and December 31, 2012 (in thousands):

	2013	2012
Tenant security deposits	$192,114	$174,137
Income tax liabilities	168,876	463,102
Unearned rents	72,648	115,020
Deferred income	41,425	50,025
Value added taxes payable	29,836	31,399
Lease intangible liabilities	29,500	53,289
Environmental	20,064	30,075
Other	158,606	198,864

Total other liabilities	$713,069	$1,115,911

The decrease in other liabilities from December 31, 2012 to September 30, 2013, is principally due to the NPR and PELP contributions. See Note 4 for more details on these transactions.

8.	Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership

Operating Partnership

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. In addition, other third parties and certain current and former directors and officers of the REIT own common limited partnership units that make up approximately 0.37% of the common partnership units.

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

If we contribute a property to a consolidated co-investment venture, the property is still reflected in the Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties, which represents the cash we receive from our partners.

During the nine months ended September 30, 2013, net earnings attributable to noncontrolling interests was $3.1 million, of which $4.6 million was a loss from continuing operations and $7.7 million was income from discontinued operations. All other periods were not considered significant.

In June 2013, we acquired our partners’ interest in Prologis Institutional Alliance Fund II, a consolidated co-investment venture. In connection with this transaction, we paid $245.8 million and issued 804,734 limited partnership units worth $31.3 million in one of our limited partnerships based primarily on appraised values of the properties. These units are exchangeable into an equal number of shares of our common stock. The

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

difference between the amount we paid and the noncontrolling interest balance at the time was not significant, but was adjusted through equity with no gain or loss recognized. As a result of this transaction, the assets and liabilities associated with this venture are now wholly owned in our Consolidated Balance Sheets.

In the second quarter of 2013, we earned a promote fee from Prologis Institutional Alliance Fund II of $18.8 million from the fund, which was based on the venture’s cumulative returns to the investors over the life of the venture. Of that amount, $13.5 million represented the third party investors’ portion and is reflected as a component of Noncontrolling Interest in the Consolidated Statements of Operations for the nine months ended September 30, 2013. We also recognized approximately $3.0 million of expense for the nine months ended September 30, 2013, in Investment Management Expenses in the Consolidated Statements of Operations, representing the cash bonus paid out to certain employees pursuant to the terms of the Prologis Promote Plan, previously referred to as the Private Capital Plan.

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of September 30, 2013, the REIT owned an approximate 99.63% common general partnership interest in the Operating Partnership.

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2013	2012	2013	2012	2013	2012	2013	2012
Partnerships with exchangeable units (1)	various	various	$74,611	$44,476	$589,352	$826,605	$—	$—
Prologis Institutional Alliance Fund II (2)	N/A	28.2%	—	280,751	—	571,668	—	178,778
Mexico Fondo Logistico (AFORES) (3)	20.0%	20.0%	215,056	157,843	455,011	388,960	197,349	214,084
Brazil Fund (4)	50.0%	50.0%	68,503	66,494	—	—	—	—
Prologis AMS	38.5%	38.5%	63,005	59,631	145,102	160,649	44,861	63,749
Other consolidated entities	various	various	38,722	43,930	379,472	404,825	59,086	62,061

Operating Partnership noncontrolling interests			459,897	653,125	1,568,937	2,352,707	301,296	518,672
Limited partners in the Operating Partnership (5)			50,532	51,194	—	—	—	—

REIT noncontrolling interests			$510,429	$704,319	$1,568,937	$2,352,707	$301,296	$518,672

(1)	At September 30, 2013 and December 31, 2012, there were 1,949,501 and 1,173,571 limited partnership units, respectively, that were exchangeable into an equal number of shares of the REIT’s common stock. At September 30, 2013, this included the 804,734 units of one of our limited partnerships issued as part of the Prologis Institutional Alliance Fund II transaction. In the second quarter of 2013, 1,053 limited partnership units were redeemed for cash and the remaining limited partnership units of one of our limited partnerships were redeemed for 27,751 shares of common stock. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.
(2)	As disclosed above, we acquired our partners’ interest in June 2013.
(3)	In May 2013, we contributed land and five properties aggregating 0.7 million square feet to this entity for $52.1 million. As this entity is consolidated, we did not record a gain on this transaction.
(4)	We have a 50% ownership interest in and consolidate the Brazil Fund that in turn has investments in several joint ventures that are accounted for on the equity method. The Brazil Fund’s assets are primarily investments in unconsolidated entities of $139.6 million at September 30, 2013. For additional information on our unconsolidated investments, see Note 4.
(5)	At September 30, 2013 and December 31, 2012, there were 1,843,131 and 1,893,266 units respectively, that were associated with the limited partners in the Operating Partnership and were exchangeable into an equal number of shares of the REIT’s common stock. In the third quarter of 2013, 50,135 units were redeemed for cash. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

10.	Long-Term Compensation

Under its incentive plans, Prologis has stock options and full value awards (restricted stock, restricted share units (“RSUs”) and performance based shares (“PSAs”)) outstanding.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Summary of Activity

The activity for the nine months ended September 30, 2013, with respect to our stock options, was as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2012	7,513,217
Exercised	(755,264)
Forfeited / Expired	(322,925)

Balance at September 30, 2013	6,435,028	$36.04	6,290,114

The activity for the nine months ended September 30, 2013, with respect to our unvested restricted stock, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	687,277
Vested	(352,727)
Forfeited	(18,326)

Balance at September 30, 2013	316,224	$34.01

The activity for the nine months ended September 30, 2013, with respect to our RSU and PSA awards, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at December 31, 2012	1,999,348
Granted	1,288,457
Vested	(828,158)
Forfeited	(67,010)

Balance at September 30, 2013	2,392,637	$36.88	79,306

During the nine months ended September 30, 2013, we granted 1,288,457 RSUs which, generally, will vest over three years.

Outperformance Plan

In February 2013, we granted points under our outperformance plan with an aggregate fair value of $23.9 million as of the date of the grant. Such points relate to a three-year performance period that began on January 1, 2013, and will end on December 31, 2015. If the compensation pool for this performance period is funded, the participants’ points will be paid in the form of restricted common stock. As the 2013 award is equity-classified, the fair value of the award is measured at the grant-date and amortized over the performance period. We recognized $2.0 million and $6.0 million of compensation expense during the three and nine months ended September 30, 2013, respectively, for the 2013 award.

On May 1, 2013, the compensation committee of the Board approved a modification of the settlement terms for the award granted under our outperformance plan in 2012. The 2012 award is now payable in shares of common stock instead of cash and was reclassified from liability to equity based on the fair value at the modification date using the Monte Carlo simulation model. The new grant-date fair value less the amount of compensation expense recognized to date is amortized over the remaining performance period, through December 31, 2014. We recognized $3.0 million and $12.0 million of compensation expense during the three and nine months ended September 30, 2013, respectively, for the 2012 award based on the fair value of $36.1 million as of the modification date in May 2013.

11.	Earnings Per Common Share / Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REIT	2013	2012	2013	2012
Net earnings (loss) attributable to common stockholders	$(7,534)	$(46,526)	$256,365	$147,767
Noncontrolling interest attributable to exchangeable limited partnership units (1)	(48)	(152)	1,446	935

Adjusted net earnings (loss) attributable to common stockholders	$(7,582)	$(46,678)	$257,811	$148,702

Weighted average common shares outstanding - Basic (2)	497,989	460,079	482,007	459,720
Incremental weighted average effect on exchange of limited partnership units (1)	1,859	1,900	3,099	3,260
Incremental weighted average effect of stock awards and warrants	—	—	3,303	1,958

Weighted average common shares outstanding - Diluted (3)	499,848	461,979	488,409	464,938

Net earnings (loss) per share attributable to common stockholders - Basic and Diluted	$(0.02)	$(0.10)	$0.53	$0.32

Operating Partnership
Net earnings (loss) attributable to common unitholders	$(7,582)	$(46,678)	$257,374	$148,503
Noncontrolling interest attributable to exchangeable limited partnership units	—	—	437	199

Adjusted net earnings (loss) attributable to common unitholders	$(7,582)	$(46,678)	$257,811	$148,702

Weighted average common partnership units outstanding - Basic (2)	499,848	461,979	483,889	461,693
Incremental weighted average effect on exchange of limited partnership units	—	—	1,217	1,287
Incremental weighted average effect of stock awards and warrants of the REIT	—	—	3,303	1,958

Weighted average common partnership units outstanding - Diluted (3)	499,848	461,979	488,409	464,938

Net earnings (loss) per unit attributable to common unitholders - Basic and Diluted	$(0.02)	$(0.10)	$0.53	$0.32

(1)	Income (loss) allocated to the exchangeable Operating Partnership units not held by the REIT has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit amount is the same. Weighted average exchangeable Operating Partnership units outstanding (in thousands) were 1,859 and 1,900 for the three months ended September 30, 2013 and 2012, respectively and were 1,882 and 1,973 for the nine months ended September 30, 2013 and 2012, respectively.
(2)	The increase in shares/units between the periods is due to an equity offering in April 2013. See Note 8 for more information.
(3)	Total weighted average potentially dilutive stock awards and warrants outstanding (in thousands) were 14,133 and 9,633 for the three months ended September 30, 2013 and 2012, respectively, and 14,070 and 9,824 for the nine months ended September 30, 2013 and 2012, respectively. Total weighted average potentially dilutive shares/units from exchangeable debt outstanding (in thousands) were 11,879 for all periods presented. Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 1,950 and 1,285 for the three months ended September 30, 2013 and 2012, respectively and 1,426 and 1,287 for the nine months ended September 30, 2013 and 2012, respectively.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets within the line items Other Assets or Accounts Payable and Accrued Expenses, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are designated as, and qualify as, hedging instruments.

For derivatives that will be accounted for as hedging instruments in accordance with the accounting standards, at inception of the transaction, we formally designate and document: the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. The ineffective portion of a derivative financial instrument’s change in fair value, if any, is immediately recognized in earnings. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign currency fluctuations but do not meet the strict hedge accounting requirements.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations are recorded in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings. For cash flow hedges, we reclassify changes in the fair value of derivatives into the applicable line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings.

Our co-investment ventures may also enter into derivative contracts. As we act as the manager of these ventures, our ventures use the same risk mitigation and exposure limits related to counterparties. In addition, these ventures primarily follow the same hedging strategy as Prologis. For our consolidated co-investment ventures, the accounting treatment is as described in this footnote. For our unconsolidated co-investment ventures, we record our proportionate share of any earnings impact in Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations. In addition, for derivatives in our unconsolidated ventures that have been designated and qualify as hedging instruments, we record our proportionate share of the effective gain or loss as a component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. In both circumstances, we record the offsetting amount as Investments in and Advances to Unconsolidated Entities in the Consolidated Balance Sheets.

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

In 2013, we entered into seven foreign currency contracts that expire in June 2017 and June 2018 with an aggregate notional amount of €599.9 million ($800.0 million using the weighted average forward rate of 1.33) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. We also entered into three foreign currency contracts that expire in June 2018 with an aggregate notional amount of ¥24.1 billion ($250.0 million using the weighted average forward rate of 96.54) to hedge a portion of our investment in Japan at a fixed yen rate in U.S. dollars. Pursuant to these contracts, we will sell either euro or yen and buy U.S. dollars at the forward rate upon maturity. In addition, we will receive quarterly payments in U.S. dollars at a predetermined rate with no corresponding payments by us. These derivatives were designated and qualify as hedging instruments and, therefore, the changes in fair value of these derivatives were recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets.

In the fourth quarter of 2012, we entered into foreign currency contracts that expired in April and May 2013. These contracts were designated and qualified as hedging instruments. During 2013, we settled these contracts with a combined notional amount of $1.3 billion. As a result of these settlements, we have realized a gain of $4.3 million, in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2013, respectively.

We had $4.3 million recorded in Other Assets at September 30, 2013, and $15.6 million and $17.5 million recorded in Accounts Payable and Accrued Expenses at September 30, 2013 and December 31, 2012, respectively, in the Consolidated Balance Sheets relating to the fair value of our net investment hedges. Amounts included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, were losses of $2.3 million and $17.5 million, respectively. None of our net investment hedges were ineffective during the three and nine months ended September 30, 2013, therefore, there was no impact on earnings. For the three and nine months ended September, 30, 2013, we recorded losses of $21.7 million and gains of $12.6 million, respectively, in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income due to the change in fair value of our net investment hedges.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

variable rate debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets, liabilities or forecasted transactions caused by fluctuations in interest rates.

We have entered into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We had two interest rate swap contracts, including one contract denominated in euro and one contract denominated in U.S. dollar, outstanding at September 30, 2013. We had $6.2 million and $28.0 million accrued in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets relating to our unsettled derivative contracts at September 30, 2013 and December 31, 2012, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. The amounts reclassified to interest expense for the three and nine months ended September 30, 2013 were not considered significant. The amounts reclassified to interest expense for the three and nine months ended September 30, 2012 were $3.6 million and $9.4 million, respectively. For the next twelve months from September 30, 2013, we estimate that an additional expense of $1.2 million will be reclassified into interest expense. Amounts included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, were a losses of $14.8 million and $33.8 million, respectively. For the three and nine months ended September 30, 2013, we recorded gains of $2.6 million and $14.1 million, respectively, and for the three and nine months ended September 30, 2012, we recorded losses of $8.7 million and $9.8 million, respectively, in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income due to the change in fair value of these derivatives. To the extent the hedged debt is paid off early, the amounts in Accumulated Other Comprehensive Loss are recognized as Gains (Losses) on Early Extinguishment of Debt, Net in the Consolidated Statements of Operations.

Losses on a derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred. Losses due to hedge ineffectiveness were not considered material during the three and nine months ended September 30, 2013. We recorded losses of $0.6 million and $3.1 million during the three and nine months ended September 30, 2012, respectively.

The following table summarizes the activity in our derivative instruments (in millions) for the nine months ended September 30, 2013:

	2013			2012
	Foreign Currency Contracts	Interest Rate Swaps (1)	Interest Rate Caps	Foreign Currency Forwards	Interest Rate Swaps	Interest Rate Caps
Notional amounts at January 1	$1,303.8	$1,314.8	$—	$—	$1,496.5	$—
New contracts	1,050.0	—	—	—	444.2	—
Acquired contracts (2)	—	—	—	—	71.0	—
Matured or expired contracts	(1,303.8)	(1,230.2)	—	—	(460.0)	—

Notional amounts at September 30	$1,050.0	$84.6	$—	$—	$1,551.7	$—

(1)	During the nine months ended September 30, 2013, we settled 12 contracts with a notional value of $319.9 million, and contributed 13 contracts with a notional value of $383.9 million related to the transfer of assets to the newly formed PELP co-investment venture. We also settled five contracts in Japan with a notional value of $526.4 million in connection with the contributions of properties to NPR.
(2)	During the nine months ended September 30, 2012, we acquired one interest rate swap contract with a notional amount of $71.0 million in connection with the acquisition of our interest in NAIF II.

In connection with the contributions to NPR, we reclassified a loss related to interest rate swaps of $7.8 million during the first quarter of 2013 from Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets to Gains (Losses) on Early Extinguishment of Debt, Net in the Consolidated Statements of Operations.

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

Fair Value Measurements on a Recurring and Non-Recurring Basis

At September 30, 2013, other than the derivatives discussed above and in Note 6, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements.

Assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. There were no assets that met this criteria at September 30, 2013.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Fair Value of Financial Instruments

At September 30, 2013 and December 31, 2012, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At September 30, 2013 and December 31, 2012, the fair value of our derivative instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. The fair values of our net investment hedges are based upon the change in the spot rate at the end of the period as compared to the strike price at inception.

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

At September 30, 2013 and December 31, 2012, the fair value of our senior notes and exchangeable senior notes has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2013 and December 31, 2012, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$992,776	$993,310	$888,966	$893,577
Senior notes	4,980,625	5,415,442	5,223,136	5,867,124
Exchangeable senior notes	397,481	525,958	876,884	1,007,236
Secured mortgage debt	1,772,342	1,922,436	3,625,908	3,765,556
Secured mortgage debt of consolidated entities	296,783	304,063	450,923	455,880
Other debt of consolidated entities	4,345	4,345	67,749	68,751
Other debt	674,965	685,293	657,228	660,951

Total debt	$9,119,317	$9,850,847	$11,790,794	$12,719,075

13.	Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Investment Management. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This represents the direct long-term ownership of industrial operating properties and is the primary source of our core revenue and earnings. We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our Real Estate Operations segment also includes development and re-development activities. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. We provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. Land held for development, properties currently under development and land we own and lease to customers under ground leases are also included in this segment.

We own real estate in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

•

Investment Management. This represents the long-term management of unconsolidated co-investment ventures and other joint ventures. We have direct and long-standing relationships with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended venture structures and other joint ventures, while providing complete portfolio management and financial reporting services. We recognize fees and incentives earned for services performed on behalf of the unconsolidated entities and certain third parties.

We report the costs associated with our Investment Management segment for all periods presented in the line item Investment Management Expenses in the Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the co-investment ventures provided by individuals who are assigned to our Investment Management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio, including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses in the Consolidated Statements of Operations) and the properties owned by the unconsolidated entities (included in Investment Management Expenses in the Consolidated Statements of Operations), by using the square feet owned by the respective portfolios. We are further reimbursed by the co-investment ventures for certain expenses associated with managing these co-investment ventures.

Each entity we manage is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the Investment Management segment are in the Americas (Brazil, Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China and Japan).

We present the operations and net gains associated with properties sold to third parties or classified as held for sale as discontinued operations, which results in the restatement of prior year operating results to exclude the items presented as discontinued operations.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to Total Revenues in the Consolidated Statements of Operations; (ii) each reportable business segment’s net operating income from external customers to Earnings (Loss) before Income Taxes in the Consolidated Statements of Operations; and (iii) each reportable business segment’s assets to Total Assets in the Consolidated Balance Sheets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Earnings (Loss) before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Real estate operations:
Americas	$328,702	$303,465	$961,042	$883,758
Europe	26,199	104,804	154,961	326,120
Asia	26,962	59,479	92,172	168,688

Total Real Estate Operations segment	381,863	467,748	1,208,175	1,378,566

Investment management:
Americas	18,357	16,934	49,972	51,758
Europe	20,037	9,537	44,504	28,000
Asia	9,928	5,243	31,089	15,306

Total Investment Management segment	48,322	31,714	125,565	95,064

Total revenues	$430,185	$499,462	$1,333,740	$1,473,630

Net operating income:
Real estate operations:
Americas	$228,688	$210,004	$666,768	$614,594
Europe	18,625	79,103	104,324	246,158
Asia	19,268	46,630	66,317	131,388

Total Real Estate Operations segment	266,581	335,737	837,409	992,140

Investment management:
Americas	5,578	7,581	8,822	23,326
Europe	14,115	5,762	28,516	16,564
Asia	6,606	2,641	21,289	7,488

Total Investment Management segment	26,299	15,984	58,627	47,378

Total segment net operating income	292,880	351,721	896,036	1,039,518
Reconciling items:
General and administrative expenses	(55,034)	(55,886)	(166,140)	(167,460)
Depreciation and amortization	(158,889)	(190,148)	(492,690)	(547,036)
Merger, acquisition and other integration expenses	—	(20,659)	—	(52,573)
Impairment of real estate properties	—	(9,778)	—	(12,963)
Earnings from unconsolidated entities, net	26,365	2,563	59,554	20,447
Interest expense	(84,885)	(122,817)	(292,383)	(383,369)
Interest and other income, net	5,653	8,758	21,772	19,771
Gains on acquisitions and dispositions of investments in real estate, net	46,074	12,677	445,954	280,968
Foreign currency and derivative gains (losses), net	6,875	(5,908)	15	(19,930)
Gains (losses) on early extinguishment of debt, net	(114,196)	—	(164,155)	4,919
Impairment of other assets	—	—	—	(16,135)

Total reconciling items	(328,037)	(381,198)	(588,073)	(873,361)

Earnings (loss) before income taxes	$(35,157)	$(29,477)	$307,963	$166,157

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets:
Real estate operations:
Americas	$15,885,306	$15,304,053
Europe	2,160,506	5,738,257
Asia	1,926,527	3,476,996

Total Real Estate Operations segment	19,972,339	24,519,306

Investment management (1):
Americas	23,280	24,373
Europe	60,089	61,266
Asia	4,138	6,108

Total Investment Management segment	87,507	91,747

Total segment assets	20,059,846	24,611,053

Reconciling items:
Investments in and advances to other unconsolidated entities	4,210,305	2,195,782
Notes receivable backed by real estate	189,663	188,000
Assets held for sale	3,958	26,027
Cash and cash equivalents	121,693	100,810
Other assets	204,078	188,473

Total reconciling items	4,729,697	2,699,092

Total assets	$24,789,543	$27,310,145

(1)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Investment Management segment.

14.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2013 and 2012, are as follows:

•

As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received ownership interests of $1.3 billion, representing a 50% ownership interest, and PELP assumed $353.2 million of secured debt.

•

During the nine months ended September 30, 2013 and 2012, we received $19.5 million and $2.5 million, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities.

•

During the nine months ended September 30, 2013 and 2012, we capitalized portions of the total cost of our stock-based compensation awards of $12.5 million and $6.3 million, respectively, to the investment basis of our real estate or other assets.

•	See Note 2 for discussion on the acquisition of our unconsolidated co-investment ventures in 2013 and 2012.

The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2013 and 2012, was $308.9 million and $377.3 million, respectively.

During the nine months ended September 30, 2013 and 2012, cash paid for income taxes, net of refunds, was $80.3 million and $27.7 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of September 30, 2013, the related consolidated statements of operations and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, the related consolidated statement of equity for the nine month period ended September 30, 2013, and the related consolidated statements of cash flows for the nine month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

November 4, 2013

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of September 30, 2013, the related consolidated statements of operations and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, the related consolidated statement of capital for the nine-month period ended September 30, 2013, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012.These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

November 4, 2013

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2012 Annual Report on Form 10-K.

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

Management’s Overview

We are the leading global owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of September 30, 2013, on an owned and managed basis, we had properties and development projects totaling 562 million square feet (52.2 million square meters) in 21 countries. These properties are leased to approximately 4,500 customers, including third-party logistics providers, manufacturers, retailers, transportation companies, and other enterprises.

Of the approximately 562 million square feet of our owned and managed portfolio as of September 30, 2013:

•	523 million square feet were in our operating portfolio with a gross book value of $40.7 billion that were 93.9% occupied;

•	28 million square feet were in our development portfolio with a total expected investment of $2.3 billion that were 50.3% leased;

•	11 million square feet consisted of properties in which we have an ownership interest but do not manage and other properties we own, including assets held for sale; and

•	the largest customer and 25 largest customers accounted for 1.9% and 17.5%, respectively, of our annualized base rent.

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

Our business strategy includes two operating segments: Real Estate Operations and Investment Management. We generate revenues, earnings, net operating income (calculated as rental income less rental expenses), funds from operations (“FFO” as described below) and cash flows through our segments primarily through three lines of business, as follows:

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

        Capital Deployment Activities—Our development and re-development activities support our rental operations and are therefore included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of new properties. Depending on several factors, we may develop properties for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. During 2013, we recognized gains in continuing operations of $402.3 million from the disposition of properties – primarily properties we developed. We develop directly as well as with certain of our partners in a variety of co-investment ventures.

Investment Management Segment—We invest with partners and investors through our co-investment ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, long duration ventures and open ended funds with leading global institutions. We also access alternative sources of public equity such as the Nippon Prologis REIT, Inc. (“NPR”). These private and public vehicles source strategic capital for distinct geographies across our global platform.

We typically hold an ownership interest in these ventures between 15-50%. We generate investment management revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investments with investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures, such as the two ventures formed in the first quarter of 2013 and discussed below, and through the growth in existing ventures with new third-party capital and additional investments by us. As of September 30, 2013, we had 14 co-investment ventures (consolidated and unconsolidated) and approximately 90% of these ventures are long-life or perpetual vehicles (based on the gross book value of the buildings in these ventures).

Our Priorities

We believe the scale and quality of our operating platform, the skill set of our team and the strength of our balance sheet will provide us with unique competitive advantages going forward. We intend to focus on the following three key priorities to grow our company in the coming years:

•

Capitalize on rental recovery—As noted earlier, during the first nine months of 2013 in our owned and managed portfolio, we had rent increases on rollovers ranging from 2% to 6%. We are seeing increasing rents across most of our markets and expect that this will continue. We believe the demand for logistics facilities continues to be strong globally and will support increased rents. As we are able to recover the majority of our rental expenses from customers, this increase in rent translates into increased net operating income and earnings.

•

Create value from development, by utilizing our land bank, development expertise and customer relationships—We believe one of the keys to a successful development program is having strategic land control and, in this regard, we believe we are well-positioned. Our land bank is increasingly undervalued allowing us to realize this value going forward through development at high incremental returns. We believe our current land bank has the potential to build nearly 200 million of additional square feet. During the third quarter of 2013, we stabilized properties that we developed with a total expected investment of $500 million. We estimate that after our development and leasing activities, these buildings have a value that is 38% more than our invested cost.

•

Scale our business to grow earnings—We believe we have the infrastructure in place to allow us to increase our investments in real estate either directly through acquisitions of properties or by increased investment in our co-investment ventures. We are beginning to see our acquisition pipeline grow through both third party real estate transactions and opportunities to increase our ownership interest in our co-investment ventures. We completed an equity offering in April 2013 in order to take advantage of some of these investment opportunities and made investments in real estate and in our co-investment ventures as detailed below. In the third quarter, we increased our owned and managed portfolio by more than $1 billion, while keeping our expenses relatively flat.

We believe these three strategies will enable us to generate growth in revenue, earnings, net operating income and Core FFO (each as described below) for our shareholders in the coming years.

Merger Priorities

At the time of our merger on June 3, 2011 (the “Merger”), we established five key strategic priorities to guide our path through the end of 2013. Over the last two years, we have been focused on these priorities and we believe we achieved these objectives as of June 30, 2013, six months ahead of schedule as detailed below:

•

Align our Portfolio with our Investment Strategy. We have categorized our portfolio into three main market categories – global, regional and other markets. At the time of Merger, 79% of the total owned and managed portfolio was in global markets and our goal was to have 90% of the portfolio in global markets. We have substantially met this goal; as of September 30, 2013, global markets represented 86% of the owned and managed platform.

•

Strengthen our Financial Position. Our intent was to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the REIT industry. We have lowered our financial risk by reducing leverage and maintaining staggered debt maturities, to increase our financial flexibility and provide for continued access to capital markets in order to capitalize on market opportunities across the entire business cycle as they arise. As of June 30, 2013, we reduced our debt by $3.7 billion since the Merger and improved all of our debt metrics significantly. Although our debt may increase temporarily due to acquisitions and other growth initiatives (as it did in third quarter), we expect debt as a percentage of assets to continue to decrease over time.

We have reduced our exposure to foreign currency exchange fluctuations by borrowing in local currency where appropriate, utilizing derivative contracts to hedge our foreign denominated equity and by holding assets outside the United States primarily in co-investment ventures in which we maintain an ownership interest and provide services generating investment management income. As of September 30, 2013, we improved our share of net equity denominated in U.S. dollars to 73% from 45% at the time of the Merger. We expect our U.S. dollar denominated net equity to increase further in the fourth quarter.

•

Streamline Investment Management Business. We have worked and continue to work with our partners to rationalize certain of our co-investment ventures. Some of our legacy co-investment ventures contained fee structures that did not adequately compensate us for the services we provide. Therefore, we have terminated or restructured certain of these co-investment ventures. In other cases, we may combine some co-investment ventures to gain operational efficiencies. In every case, however, we have worked and will continue to work very closely with our partners and venture investors who have been and will be active participants in these decisions. We have made tremendous progress in repositioning this business to focus on larger, long duration ventures, open end funds and geographically focused public entities and expect to continue with these activities during 2013 and 2014. We plan to continually grow our investment management business with the deployment of the capital commitments we have already raised, formation of new co-investment ventures and raising incremental capital in both our private and public formats across our global platform. Since the Merger, we have raised a significant amount of new third-party strategic equity. We have reduced the number of our co-investment ventures from 22 at Merger to 14 at September 30, 2013, with approximately 90% being in long-life or perpetual vehicles.

•

Improve the Utilization of Our Low Yielding Assets. We expected to increase the value of our low yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects, as well as monetizing our land through development or sale to third parties. As of September 30, 2013, we increased occupancy 320 basis points from the Merger to 93.9% as of September 30, 2013, and expect to further increase occupancy by year-end. In this current environment, our leasing personnel are focused on increasing rents on lease turnover and we may sacrifice the occupancy gain, temporarily, in order to obtain the higher rent. In our owned and managed portfolio, we experienced increased rents on turnover in 2013 ranging from 2.0% to 6.1% (2.0% in the first quarter, 4.0% in the second quarter, and 6.1% in the third quarter). Since the Merger through September 30, 2013, we monetized approximately $1.0 billion of our land bank, principally through development starts. A significant part of our business is our development platform and we have continued to experience strong development returns with an average yield of 7.7% on the developments since Merger.

•

Build the most effective and efficient organization in the REIT industry and become the employer of choice among top professionals interested in real estate as a career. We realized more than $115 million of cost synergies on an annualized basis, compared to the combined expenses of AMB Property Corporation and ProLogis on a pre-Merger basis. These synergies included gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. In addition, we implemented a new enterprise wide system that includes a property management/billing system (implemented in April 2012), a human resources system (implemented in July 2012), a general ledger and accounting system and a data warehouse (both implemented in January 2013). In connection with this implementation, we strive to utilize the most effective global business processes with the enhanced system functionality, and have also implemented several analytical management tools to further empower and assist our regional and local teams. In early 2012, we implemented two new compensation plans that we believe will better align employees’ compensation with our company performance. We are focused on building a culture of accountability and empowerment. With these tools, we believe our people are equipped to manage their divisional profitability, overhead efficiency and business risk.

Summary of 2013

During the nine months ended September 30, 2013, and through the date of this report, we completed the following activities in support of our strategic priorities:

•	In the first quarter of 2013, we formed two new ventures, one in Japan and one in Europe:

•

In early 2013, we launched the initial public offering for NPR. NPR will serve as the long-term investment vehicle for our stabilized properties in Japan. On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion). This resulted in ¥158 billion ($1.7 billion) in net cash proceeds and a gain of $337.9 million after the deferral of 15%, which represents our ongoing ownership interest in NPR.

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

•	We concluded four ventures, one in Japan, two in the United States and one in Mexico:

•

In connection with the wind down of Prologis Japan Fund I in June 2013, we purchased 14 properties from the venture and the venture sold the remaining 6 properties to NPR. In addition, we contributed one development building to NPR for $232.6 million. As a result of the combined transactions, we recorded a net gain of $56.9 million.

•

In June 2013, we acquired our partners’ interest in Prologis Institutional Alliance Fund II, a consolidated co-investment venture. In connection with this transaction, we paid $243.0 million and issued 804,734 limited partnership units worth $31.3 million in one of our limited partnerships. These units are exchangeable into an equal number of shares of our common stock. Based on the venture’s cumulative returns to the investors over the life of the venture, we earned a promote payment of approximately $18.8 million from the venture. Of that amount, approximately $13.5 million represents the third party investors’ portion and is reflected as a component of noncontrolling interest in the Consolidated Statements of Operations in Item 1. We also recognized approximately $3.0 million of investment management expenses representing the estimated cash bonus to be paid out to certain employees under the Prologis Promote Plan, previously referred to as the Private Capital Plan. As a result, the assets and liabilities associated with this venture are now wholly owned.

•

On August 6, 2013, Prologis North American Industrial Fund III (“NAIF III”) sold 73 properties to a third party for $427.5 million and we acquired our partners 80% interest in the venture. All debt of the venture was paid in full at closing. As a result of the combined transactions, we recorded a net gain of $43.7 million.

•	On October 2, 2013, we acquired our partner’s interest in Prologis SGP Mexico (“SGP Mexico”), one of our co-investment ventures.

•

Excluding the transactions discussed above where we bought out our partners’ interests, we invested an additional $488.4 million, in some cases over and above our existing equity commitments, in three ventures:

•	We invested €137.3 million ($178.9 million) in Prologis European Properties Fund II, and increased our ownership interest to 33.9%.

•	We invested €160.0 million ($209.5 million) in Prologis Targeted Europe Logistics Fund, and increased our ownership interest to 49.2%.

•	We invested $100.0 million in Prologis Targeted U.S. Logistics Fund, and increased our ownership interest to 27.0%.

•

Excluding the NPR, PELP and NAIF III transactions discussed above, we generated aggregate proceeds of $815.6 million from the disposition of land and 39 operating buildings to third parties and the contribution of 13 operating buildings and 1 pre-stabilized development building to three unconsolidated co-investment ventures during the nine months ended September 30, 2013. We recognized a net gain of $62.5 million in continuing operations and a net gain of $59.6 million in discontinued operations as a result of these transactions.

•	In April 2013, we issued 35.65 million shares of common stock in a public offering at a price of $41.60 per share, generating approximately $1.4 billion in net proceeds (“Equity Offering”).

•

As a result and in combination with our significant contribution and disposition activity, along with the Equity Offering, we decreased our total debt to $9.1 billion at September 30, 2013, from $11.8 billion at December 31, 2012, and we increased our U.S. dollar net equity to 73%. Through this activity:

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

•

We commenced construction of 42 projects on an owned and managed basis during the nine months ended September 30, 2013, aggregating 15.7 million square feet with a total expected investment of $1.2 billion (our share was $982.0 million), including 18 projects (42% of the total expected investment) that were 100% leased prior to the start of development. We used $298.2 million of land we already owned for these projects. We expect these developments to be completed by February 2015 or earlier.

•

During the nine months ended September 30, 2013, we leased a total of 108.2 million square feet in our owned and managed portfolio and incurred average turnover costs (tenant improvements and leasing costs) of $1.42 per square foot. This compares to the nine months ended September 30, 2012, when we leased 104.8 million square feet in our owned and managed portfolio with turnover costs of $1.39 per square foot. The increase in turnover costs is due to the longer term and higher value on the leases signed. As of September 30, 2013, our owned and managed operating portfolio was 93.9% occupied and 94.3% leased as compared to 94.0% occupied and 94.5% leased at December 31, 2012, and 93.1% occupied and 93.6% leased at September 30, 2012

•

Our effective rental rates increased 6.1% over in place rents on leases signed for our owned and managed portfolio during the third quarter of 2013. Rent change is continuing its upward trend in our portfolio and we expect to continue to see increases in our rents on rollover. During the nine months ended September 30, 2013, we retained 81.1% of customers whose leases were expiring, as compared to 82.9% during the nine months ended September 30, 2012.

Operational Outlook

The recovery of logistics real estate markets is strengthening around the globe and net effective rents are growing in most of our markets in our view. Operating fundamentals improved during the quarter and we believe this trend will continue as the leading indicators of industrial real estate demand are strong. Global trade is expected to grow 2.9% in 2013 and accelerate into 2014 with growth of 4.9%, according to the International Monetary Fund. Based on our own internal surveys, space utilization in our facilities continues to trend higher, setting another record in the quarter. This means that our customers are short on space to handle their current needs and their future growth.

Market conditions in the U.S. further improved during the third quarter. Rental rates are increasing and growth has broadened to more markets in our view. The industrial market absorbed 221 million square feet during the last four quarters; significantly above the 68 million square feet of completions during the same period per data from CB Richard Ellis (“CBRE”). The excess of demand of 153 million square feet is the highest in the 33 years of data. Market occupancy was 92.6% for the quarter ended September 30, 2013, up 90 basis points from the prior year based upon data from CBRE. Occupied space stands only 1% above its 2007 level per CBRE, while imports are 9% higher and Gross Domestic Product, consumption and population are all 5-6% higher (per the Bureau of Economic Analysis and census data). Reflecting the improvement in the operating environment, we are increasing our internal 2013 net absorption forecast for the U.S. to 200 million square feet, up from 180 million square feet.

We believe the recovery in Europe is becoming more firmly established. Despite economic recession during portions of 2012 and 2013, net absorption for logistics facilities has been positive throughout, tightening vacancy rates based on data from CBRE, Jones Lang LaSalle and DTZ. For the first time in four years, sentiment among our customers is positive. We see net effective rents growing and the recovery broadening to more of our markets. We believe rent growth, combined with our view of declining capitalization rates, will lead to a strong recovery in European values.

The availability of Class-A distribution space remains highly constrained in our Asian markets in our view. In Japan, supply chain reconfiguration remains an ongoing positive driver in the marketplace. In addition, cyclical conditions remain positive. With the 2020 Olympics and elevated economic growth, we believe market conditions will remain favorable, which puts upward pressure on rents. Demand in China is accelerating and we see new requirements from retailers and e-commerce customers. Low vacancy conditions continue to lead to outsized rental rate growth in our view.

Operating fundamentals in our Latin American markets are outperforming modest macroeconomic momentum. In Mexico, demand has continued to recover and market occupancy rate across the six largest logistics markets (Mexico City, Monterrey, Guadalajara, Juarez, Reynosa and Tijuana) was 91.4% for the quarter ended September 30, 2013, up 100 basis points from the prior year, based on internally generated data. Brazil continues to be an underserved logistics market in our view. While the recovery of economic growth has been gradual, we observe strong demand for modern logistics in the marketplace as companies serve the growing consumer market.

We believe tightening vacancy rates across all our regions, coupled with a still-gradual pickup in new construction starts, is leading to notable rent increases in more of our markets. We expect to use our strategic land positions to support increased development activity in this environment. Our development business comprises speculative development, build-to-suit development, value-added conversions and redevelopment. We will develop directly and within our co-investment ventures, depending on location, market conditions, submarkets or building sites and availability of capital.

Results of Operations

Nine Months Ended September 30, 2013 and 2012

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings from Continuing Operations on the Consolidated Statements of Operations in Item 1 for the nine months ended September 30 (dollars in thousands):

	2013	2012
Net operating income—Real Estate Operations segment	$837,409	$992,140
Net operating income—Investment Management segment	58,627	47,378
Other:
General and administrative expenses	(166,140)	(167,460)
Depreciation and amortization	(492,690)	(547,036)
Merger, acquisition and other integration expenses	—	(52,573)
Impairment of real estate properties	—	(12,963)
Earnings from unconsolidated entities, net	59,554	20,447
Interest expense	(292,383)	(383,369)
Interest and other income, net	21,772	19,771
Gains on acquisitions and dispositions of investments in real estate, net	445,954	280,968
Foreign currency and derivative gains (losses), net	15	(19,930)
Gains (losses) on early extinguishment of debt, net	(164,155)	4,919
Impairment of other assets	—	(16,135)
Income tax expense	(84,534)	(216)

Earnings from continuing operations	$223,429	$165,941

See Note 13 to the Consolidated Financial Statements in Item 1 for additional information regarding our segments and a reconciliation of net operating income to Earnings (Loss) before Income Taxes.

Real Estate Operations Segment

The net operating income of the Real Estate Operations segment consisted of rental income and rental expenses from industrial properties that we own and consolidate and is impacted by our capital deployment activities. The size and percentage of occupancy of our consolidated operating portfolio fluctuates due to the timing of acquisitions, development activity and contributions. Such fluctuations affect the net operating income we recognize in this segment in a particular period. Also included in this segment is revenue from land we own and lease to customers under ground leases and development management and other income, offset by acquisition costs and land holding costs. The net operating income from the Real Estate Operations segment for the nine months ended September 30, excluding amounts presented as Discontinued Operations in the Consolidated Financial Statements in Item 1, was as follows (in thousands):

	2013	2012
Rental and other income	$1,208,175	$1,378,566
Rental and other expenses	370,766	386,426

Total net operating income—Real Estate Operations segment	$837,409	$992,140

Total net operating income margin—Real Estate Operations segment	69.3%	72.0%

The decrease in net operating income and net operating income margin in 2013 from 2012 is primarily due to the impact of properties contributed to NPR on February 14, 2013, and to PELP on March 19, 2013. The decrease has been slightly offset by increased occupancy in our consolidated operating properties (from 93.0% at September 30, 2012, to 93.3% at September 30, 2013) and the completion and stabilization of new development properties. The decreased net operating income in this segment from contributions was offset by increased earnings from unconsolidated entities, increased income from the Investment Management segment revenues and lower interest expense.

In our consolidated portfolio, we leased 62.2 million square feet for the nine months ended September 30, 2013, compared to 62.7 million square feet for the nine months ended September 30, 2012. We calculate the change in effective rental rates on leases signed during the quarter as compared to the previous rent on that same space in our owned and managed portfolio. During the first, second and third quarters of 2013, the percentage change was an increase of 2.0%, 3.8% and 6.2%, respectively, compared to decreases of 1.1%, 3.9% and 1.8% during the first, second and third quarters of 2012, respectively. Prior to 2013, we had 17 quarters in which we experienced decreases in rental rates on turnover. Under the terms of our lease agreements, we are able to recover a majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were 73.1% and 74.8% of total rental expenses for the nine months ended September 30, 2013 and 2012, respectively. Our margins generally differ by region. Due to the significant transactions in Europe and Japan in the first quarter of 2013, our total margins have slightly decreased from 2012 to 2013.

Our consolidated operating properties were as follows (square feet in thousands):

	Number of Properties	Square Feet	Occupied %
September 30, 2013 (1)	1,650	268,542	93.3%
December 31, 2012	1,853	316,347	93.7%
September 30, 2012	1,898	320,341	93.0%

(1)	The decrease in properties and square feet from December 31, 2012 to September 30, 2013 is principally related to the contributions of 195 properties to PELP and 12 properties to NPR in the first quarter of 2013, and other contributions and dispositions as discussed above.

Investment Management Segment

The net operating income of the Investment Management segment consists of fees and incentive returns or promotes earned for services performed for our unconsolidated co-investment ventures and certain joint ventures and third parties, reduced by our direct costs of managing these entities and the properties they own.

We had the following assets under management in this segment (in millions):

	September 30, 2013		December 31, 2012		September 30, 2012
	Square Feet	Gross Book Value	Square Feet	Gross Book Value	Square Feet	Gross Book Value
Americas	113	$8,515	127	$9,147	133	$9,688
Europe	124	10,748	70	6,671	67	6,241
Asia	19	3,156	11	1,765	11	1,930

Totals	256	$22,419	208	$17,583	211	$17,859

The direct costs associated with our Investment Management segment totaled $66.9 million and $47.7 million for the nine months ended September 30, 2013 and 2012, respectively, and are included in the line item Investment Management Expenses in the Consolidated Statements of Operations in Item 1. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Investment Management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio, including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses in the Consolidated Statement of Operations in Item 1) and the properties owned by the unconsolidated entities (included in Investment Management Expenses), by using the square feet owned by the respective portfolios. These costs increased principally due to NPR and PELP and the costs of a bonus paid under the Prologis Promote Plan related to a consolidated venture.

As discussed above, we earned a promote payment of approximately $18.8 million from Prologis Institutional Alliance Fund II, of which approximately $13.5 million is reflected as a component of noncontrolling interest. As a result, it is not included in our calculation of net operating income from this segment.

The net operating income from the Investment Management segment, representing fees earned by us from our unconsolidated co-investment ventures reduced by investment management expenses, for the nine months ended September 30 was as follows (in thousands):

	2013	2012
Americas (1)	$8,822	$23,326
Europe (2)	28,516	16,564
Asia (3)	21,289	7,488

Total net operating income—Investment Management segment	$58,627	$47,378

(1)	The decrease in net operating income in 2013 is due to the successful conclusion of four co-investment ventures in the United States during 2012 and one in 2013. Also included in 2013 is an expense of $3.0 million, which represents the cash bonus paid in connection with the promote earned from the conclusion of a consolidated co-investment venture (Prologis Institutional Alliance Fund II) as discussed above. As of September 30, 2013, we had five unconsolidated co-investment ventures (two in the United States, two in Mexico and one in Brazil).
(2)	The increase is due to PELP, for which we began earning fees March 19, 2013.
(3)	The increase is due to NPR, for which we began earning fees February 14, 2013. This is offset slightly from the conclusion of our other co-investment venture in Japan in the second quarter of 2013. As of September 30, 2013, we manage NPR in Japan and one venture in China.

See Note 4 to the Consolidated Financial Statements in Item 1 for additional information on our unconsolidated entities.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the nine months ended September 30 consisted of the following (in thousands):

	2013	2012
Gross overhead	$322,360	$287,967
Less: rental expenses	(24,679)	(26,438)
Less: investment management expenses	(66,938)	(47,686)
Capitalized amounts	(64,603)	(46,383)

G&A expenses	$166,140	$167,460

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as other G&A costs. The capitalized costs for the nine months ended September 30, was as follows (in thousands):

	2013	2012
Development activities	$49,454	$28,390
Leasing activities	14,179	17,829
Costs related to internally developed software	970	164

Total capitalized G&A expenses	$64,603	$46,383

For the nine months ended September 30, 2013 and 2012, the capitalized salaries and related costs represented 24.8% and 20.4%, respectively, of our total salaries and related costs. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses. We increased our development activity in the fourth quarter of 2012, which has led to increased capitalized costs in 2013.

Depreciation and Amortization

Depreciation and amortization expenses were $492.7 million and $547.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease is primarily due to less depreciation as a result of contributions of properties, offset slightly by additional depreciation and amortization from completed and leased development properties.

Earnings from Unconsolidated Entities, Net

We recognized earnings related to our investment in unconsolidated entities that are accounted for under the equity method of $59.6 million and $20.4 million for the nine months ended September 30, 2013 and 2012, respectively. The earnings increased in 2013 from 2012 due to additional earnings from NPR and PELP and the additional investments in existing ventures, partially offset by the conclusion and consolidation of certain co-investment ventures in 2013 and 2012 previously accounted for under the equity method. Also included in 2013 is income of $10.0 million which represents our share of a gain from the contribution of properties within the Brazil Logistics Partners Fund and related joint ventures. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollar, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our owned and managed portfolio. See the discussion of our portfolio results in the section, “Portfolio Information”. See also Note 4 to the Consolidated Financial Statements in Item 1 for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense from continuing operations for the nine months ended September 30 included the following components (in thousands):

	2013	2012
Gross interest expense	$362,536	$436,805
Amortization of discount (premium), net	(30,514)	(26,415)
Amortization of deferred loan costs	10,466	13,033

Interest expense before capitalization	342,488	423,423
Capitalized amounts	(50,105)	(40,054)

Net interest expense	$292,383	$383,369

Gross interest expense decreased in 2013 from 2012 primarily due to lower debt levels as a result of the repayment of debt during the nine months ended September 30, 2013, and throughout 2012. We decreased our debt to $9.1 billion at September 30, 2013, from $11.8 billion at December 31, 2012, and $12.6 billion at September 30, 2012. We increased our development activities in the fourth quarter of 2012, which has led to increased capitalized costs in 2013.

Our weighted average effective interest rate (including amortization of deferred loan costs) was 4.8% and 4.6% for the nine month period ended September 30, 2013 and 2012, respectively. See Note 6 to the Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

During the nine months ended September 30, 2013, we recognized gains on acquisitions and dispositions of investments in real estate of $446.0 million. This principally included: (i) a combined gain from the contributions of properties to our new ventures in Japan and Europe in the first quarter of $337.9 million, net of the deferral of the gains due to our ongoing investments, (ii) a gain of $56.9 million in the second quarter related to the contribution of one property to our new venture in Japan and the wind down of Prologis Japan Fund I, and (iii) a gain of $43.7 million in the third quarter from the conclusion of NAIF III, which represents the adjustment to fair value of our equity investment at the time we gained control and consolidated the entity.

During the nine months ended September 30, 2012, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $281.0 million. This included a $273.0 million gain related to the acquisition of a previously unconsolidated entity, Prologis California, in February 2012, and represents the adjustment to fair value of our equity investment at the time we gained control and consolidated the entity.

See Notes 2 and 4 to the Consolidated Financial Statements in Item 1 for more details on these transactions.

Foreign Currency and Derivative Gains (Losses), Net

We and certain of our foreign consolidated subsidiaries may have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Gains (Losses), Net. This treatment is applicable to intercompany debt that is deemed to be long-term in nature.

If the intercompany debt is deemed short-term in nature, we recognize a gain or loss in earnings when the debt is remeasured. We recognized net foreign currency exchange gains of $6.9 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively, related to the remeasurement of debt. The gains and losses recognized in earnings predominantly relate to the remeasurement of intercompany loans between the United States parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollar to the Japanese yen, to the euro and to the British pound sterling. In addition, we recognized net foreign currency exchange losses of $0.3 million and $1.4 million from the settlement of transactions with third parties during the nine months ended September 30, 2013 and 2012, respectively.

For our exchangeable debt, we separate the fair value of the derivative instrument (exchange feature) from the exchangeable debt instrument and account for it separately as a derivative. We adjust the derivative instrument at each reporting period to fair value with the resulting adjustment being recorded in earnings. We recognized unrealized losses of $6.6 million and $19.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Gains (losses) on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2013, we extinguished certain secured mortgage debt and certain senior notes prior to maturity, which resulted in the recognition of losses of $164.2 million. In May 2013, we incurred $32.6 million of debt extinguishment costs primarily related to the repayment of $350 million senior notes scheduled to mature in 2014. In August and September of 2013, we tendered for several series of debt maturing in 2018 through 2020 and acquired an aggregate principal amount of debt equal to $611.4 million and recognized $114.1 million in losses from the early extinguishment. In addition, we extinguished certain mortgage debt and senior notes prior to maturity, which resulted in the recognition of losses of $50.1 million. During the nine months ended September 30, 2012, we extinguished certain secured mortgage debt and two term loans prior to maturity, which resulted in the recognition of $4.9 million in net gains. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees and pre-payment penalties. Included in the loss in 2013 is $7.8 million that was reclassified from Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet in Item 1 related to interest rate swaps. These swaps were associated with secured mortgage debt in Japan that was repaid before maturity with the proceeds received from the contribution to NPR.

Income Tax Expense

During the nine months ended September 30, 2013 and 2012, our current income tax expense was $91.4 million and $11.0 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. The majority of the current income tax expense in 2013 relates to asset sales and contributions of certain properties that were held in certain foreign subsidiaries or taxable REIT subsidiaries.

During the nine months ended September 30, 2013 and 2012, we recognized a net deferred tax benefit of $6.8 million and $10.8 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the United States or in foreign jurisdictions.

Discontinued Operations

During the nine months ended September 30, 2013, we disposed of land and 39 operating properties aggregating 4.8 million square feet to third parties that met the criteria for discontinued operations. During all of 2012, we disposed of land, land subject to ground leases and 200 properties aggregating 27.2 million square feet to third parties that met the criteria for discontinued operations. The net gains or losses on disposition of these properties are reflected in discontinued operations during the period, along with the results of operations of these properties for all periods presented.

See Note 5 to the Consolidated Financial Statements in Item 1 for additional information on our discontinued operations.

Net Earnings Attributable to Noncontrolling Interest

As discussed above, in June 2013, we earned a promote fee of approximately $18.8 million from Prologis Institutional Alliance Fund II. Of that amount, $13.5 million represented the third party investors’ portion and was reflected as a component of noncontrolling interest.

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

Other Comprehensive Income (Loss)—Foreign Currency Translation Gains (Losses), Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Foreign Currency Translation Gains (Losses), Net.

During the nine months ended September 30, 2013 and 2012, we recorded unrealized losses of $250.3 million and unrealized gains of $7.1 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollar upon consolidation. At the time we contributed properties to NPR and PELP, we had recorded unrealized foreign currency translation gains related to the net assets of these properties upon translation into U.S. dollar. Due to the contributions, these gains were reversed resulting in an unrealized loss of approximately $190 million for the nine months ended September 30, 2013. In addition, we recorded net unrealized losses in 2013 due to the weakening of yen and euro to the U.S. dollar.

Three Months Ended September 30, 2013 and 2012

Our results for the three months ended September 30, 2013, include a full quarter of results related to the formation of NPR and PELP, while the results for the three months ended September 30, 2012, do not include results for the formation of NPR and PELP. Except as separately discussed above, the changes in net earnings attributable to common shares and its components for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, are similar to the changes for the nine month periods ended on the same dates.

Portfolio Information

Our total owned and managed portfolio of properties, which includes operating industrial properties and does not include properties under development, properties held for sale or non-industrial properties, was as follows (square feet in thousands):

	September 30, 2013 (1)		December 31, 2012		September 30, 2012
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,650	268,542	1,853	316,347	1,898	320,341
Unconsolidated	1,308	257,569	1,163	208,753	1,171	211,021

Totals	2,958	526,111	3,016	525,100	3,069	531,362

(1)	As discussed earlier, during the first quarter of 2013, 207 properties were contributed into PELP and NPR.

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated entities (accounted for on the equity method) that are managed by us (referred to as “unconsolidated entities”), in our same store analysis. We have defined the same store portfolio, for the three months ended September 30, 2013, as those properties that were in operation at January 1, 2012, and have been in operation throughout the three-month periods in both 2013 and 2012. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollar, for both periods. The same store portfolio, for the three months ended September 30, 2013, included 494.9 million of aggregated square feet.

	For the Three Months Ended September 30,
			Percentage
	2013	2012	Change
Rental Income (1) (2)
Consolidated:
Rental income per the Consolidated Statements of Operations	$297,044	$372,491
Rental recoveries per the Consolidated Statements of Operations	82,268	94,240
Adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(29,663)	(15,579)
Effect of changes in foreign currency exchange rates and other	376	(4,716)
Unconsolidated entities:
Rental income and recoveries of properties managed by us and owned by our unconsolidated entities	409,508	299,035

Same store portfolio—rental income (2) (3)	759,533	745,471	1.89%

Rental Expenses (1) (4)
Consolidated:
Rental expenses per the Consolidated Statements of Operations	$108,912	$126,431
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(10,779)	(3,795)
Effect of changes in foreign currency exchange rates and other	7,474	(952)
Unconsolidated entities:
Rental expenses of properties managed by us and owned by our unconsolidated entities	97,869	75,565

Same store portfolio—rental expenses (3) (4)	203,476	197,249	3.16%

Net Operating Income (1)
Consolidated:
Net operating income per the Consolidated Statements of Operations	$270,400	$340,300
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(18,884)	(11,784)
Effect of changes in foreign currency exchange rates and other	(7,098)	(3,764)
Unconsolidated entities:
Net operating income of properties managed by us and owned by our unconsolidated entities	311,639	223,470

Same store portfolio—net operating income (3)	556,057	548,222	1.43%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated entities (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the unconsolidated entities, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).
(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.
(3)	These amounts include activity of both our consolidated industrial properties and those owned by our unconsolidated entities (accounted for on the equity method) and managed by us.
(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis, Inc. and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments for the remainder of 2013 of $78 million and in 2014 of $1.6 billion (a);

•	completion of the development and leasing of the properties in our consolidated development portfolio (b);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•

depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this may include acquisitions from our co-investment ventures, such as the acquisition of our partner’s interest in SGP Mexico, which closed October 2, 2013); and

•

depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

(a)	The amounts due in 2014 include $659 million due on the term loan that can be extended until 2017 (three times each at one year), subject to satisfaction of certain conditions and payment of an extension fee.
(b)	As of September 30, 2013, we had 46 properties in our development portfolio that were 58.1% leased with a current investment of $1.1 billion and a total expected investment of $1.8 billion when completed and leased, leaving $693.4 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($121.7 million at September 30, 2013);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of operating properties, land parcels or other investments to third parties;

•	proceeds from the contributions or sales of development properties to co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($1.4 billion available as of September 30, 2013), other facilities or borrowing arrangements;

•

proceeds from the issuance of equity securities (we have an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under the new agreement under our at-the-market offering program; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

As of September 30, 2013, we had $9.1 billion of debt. During the nine months ended September 30, 2013, we decreased our debt by $2.7 billion. The decrease in debt was primarily due to the cash proceeds received from the contributions of properties and the Equity Offering. This was slightly offset by the issuance of $1.25 billion of senior notes in August 2013, consisting of $400.0 million at an interest rate of 2.75% maturing in 2019, and $850.0 million at an interest rate of 4.25% maturing in 2023. In connection with this issuance, we tendered for several series of debt maturing in 2017 through 2020 and acquired an aggregate principal amount of debt equal to $611.4 million. We used the remaining proceeds of this issuance to repay borrowings on our credit facilities.

On July 11, 2013, we terminated our existing global senior credit facility (the “Global Facility”) and entered into a new facility. Under the new facility funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis up to $2.0 billion (subject to currency fluctuations). We may increase the Global Facility to $3.0 billion (subject to currency fluctuations and obtaining additional lender commitments). The Global Facility is scheduled to mature on July 11, 2017; however, we may extend the maturity date by six months twice, subject to satisfaction of certain conditions and payment of an extension fee. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

On August 14, 2013, we entered into a fourth amended and restated Japanese yen revolver (the “Revolver”). As a result, we increased our availability under the Revolver to ¥45.0 billion (approximately $461.2 million at September 30, 2013). The Revolver matures on May 14, 2018. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $579.0 million at September 30, 2013) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

In October 2013, we commenced an any and all tender offer through which we purchased $261.7 million in principal amount of our senior notes that mature in 2017 for a premium of $41.2 million, which will be recognized as a loss on early extinguishment of debt. In conjunction with this tender, we commenced another tender offer through which we may repurchase a portion of our senior notes that mature in 2018 for an aggregate purchase price up to approximately $45 million including premiums and accrued interest. The second tender offer is expected to expire on November 21, 2013. To fund the repurchase of these notes and repay borrowings on our credit facilities, on November 1, 2013, we issued $500 million in principal amount of senior notes with an interest rate of 3.35% and a maturity date of February 1, 2021.

As of September 30, 2013, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

At September 30, 2013, our debt had a weighted average effective rate of 4.3% with an average maturity of 4.5 years. In addition as of September 30, 2013, we have $1.4 billion available under our credit facilities.

See Note 6 to the Consolidated Financial Statements in Item 1 for further discussion on our debt.

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

The following table is a summary of remaining equity commitments as of September 30, 2013 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	(1)
Venture Partners	$150.0

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Prologis European Partners Fund II (3)(4)
Prologis	$23.4	March 2015
Venture Partner	$302.1

Europe Logistics Venture 1 (3)
Prologis	$55.5	February 2014
Venture Partner	$314.5

Prologis European Logistics Partners (3)(5)
Prologis	$193.3	January 2014
Venture Partner	$193.3

Prologis China Logistics Venture 1 (6)
Prologis	$63.2	March 2015
Venture Partner	$358.0

Total Unconsolidated
Prologis	$360.0
Venture Partners	$1,416.0

Prologis Brazil Logistics Partners Fund (7)
Prologis	$61.0	December 2013
Venture Partner	$61.0

Total Consolidated
Prologis	$61.0
Venture Partners	$61.0

Grand Total
Prologis	$421.0
Venture Partners	$1,477.0

(1)	During the nine months ended September 30, 2013, equity commitments of $191.5 million were obtained from third party investors and we committed to contribute an additional $100.0 million. To fund the acquisition of properties during the third quarter, the venture called capital of $171.5 million, of which $71.5 million was from third parties and $100.0 million was from us, resulting in an increase of our ownership. In October 2013, the venture raised an additional $53.5 million from third party investors and called equity commitments of $101.8 million from third party investors to repay debt and fund the acquisition of properties.
(2)	As discussed above, we acquired our partner’s interest on October 2, 2013, and therefore have no remaining equity commitments after that date.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar.
(4)	During the nine months ended September 30, 2013, equity commitments of €325.0 million ($436.4 million) were obtained from new third party investors and we committed to contribute €125.0 million ($165.5 million). To meet the capital requirements of the venture, including the repayment of debt and contribution of properties by us, the venture called capital of €209.0 million ($276.3 million) of which €101.3 million ($134.3 million) was from third parties and €107.7 million ($142.1 million) was our share, increasing our ownership.
(5)	This venture was formed in March 2013 with an equity commitment of €2.4 billion ($3.1 billion), which included €1.2 billion ($1.6 billion) commitment from both our partner and us. As discussed above, in March we contributed 195 properties to this venture using the majority of the equity commitments. In June 2013, the venture obtained additional equity commitments of €138.0 million ($180.5 million) of which €69.0 million ($90.3 million) was our share. These commitments were called in July 2013 to fund the acquisition of properties from a third party.
(6)	Equity commitments of $36.0 million of which $5.4 million was our share were called during 2013 to fund development.
(7)	Equity commitments of $62.5 million of which $31.2 million was our share were called during the third quarter of 2013 to fund development.

In addition, during the nine months ended September 30, 2013, Prologis Targeted European Logistics Fund had equity commitments of €160.0 million ($209.5 million) and €2.0 million ($2.6 million) which were obtained from us and a third party, respectively. The venture called the commitments from us and the third party to repay debt, which increased our ownership. In October 2013, the venture raised additional equity commitments of €99.0 million ($136.6 million) from third party investors, which have subsequently been called.

For more information on our investments in unconsolidated co-investment ventures, see Note 4 to the Consolidated Financial Statements in Item 1.

Cash Provided by Operating Activities

For the nine months ended September 30, 2013 and 2012, operating activities provided net cash of $332.2 million and $373.3 million, respectively. In the first nine months of 2013 and 2012, cash provided by operating activities was less than the cash distributions paid on common and preferred stock by $98.8 million and $53.1 million, respectively. We used proceeds from the disposition and contribution of real estate properties ($3.9 billion in 2013 and $1.0 billion in 2012) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the nine months ended September 30, 2013 and 2012, investing activities provided net cash of $1.7 billion and used net cash of $47.9 million, respectively. The following are the significant activities for both periods presented:

•

We generated cash from contributions and dispositions of properties and land parcels of $3.9 billion and $1.0 billion during 2013 and 2012, respectively. The increase in 2013 is due to the contribution of real estate properties to our new co-investment ventures, PELP and NPR that generated cash proceeds of $1.3 billion and $1.9 billion, respectively. In 2013, we disposed of land and 39 operating properties to third parties and contributed 221 properties to unconsolidated entities. In 2012, we disposed of land, land subject to ground leases and 113 operating properties to third parties and contributed 2 properties to unconsolidated entities.

•

We invested $541.7 million and $595.1 million in 2013 and 2012, respectively, in real estate development and leasing costs for first generation leases. We have 32 properties under development and 14 properties that are completed but not stabilized as of September 30, 2013 and we expect to continue to develop new properties as the opportunities arise.

•

We invested $161.7 million and $140.4 million in our operating properties during 2013 and 2012, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

In connection with the conclusion of NAIF III in the third quarter of 2013, we paid net cash of $461.8 million to acquire our partners interest. In connection with the acquisition of the Prologis North American Industrial Fund II (“NAIF II”) in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million. The loan repayment was reduced by the cash acquired in the consolidation of NAIF II.

•

In 2013, we acquired 384 acres of land and 18 properties for a combined total of $402.4 million, which includes the properties acquired in connection with the wind down of Prologis Japan Fund I, as discussed above. In 2012, we acquired 350 acres of land and 10 properties for a purchase price of $173.5 million.

•

In 2013 and 2012, we invested cash of $1.0 billion and $70.2 million, respectively, in our unconsolidated co-investment ventures, net of repayment of advances by the entities. Our investment in 2013 principally relates to our investment in NPR of $366.4 million, Prologis Targeted Europe Logistics Fund of $210.0 million, Prologis European Properties Fund II of $163.1 million, Prologis Targeted U.S. Logistics Fund of $101.2 million, Prologis European Logistics Partners of $91.6 million, and Brazil Logistics Partners Fund and related joint ventures of $83.1 million. See Note 4 to the Consolidated Financial Statements in Item 1 for more detail on these investments.

•

We received distributions from unconsolidated entities as a return of investment of $357.0 million and $237.8 million during 2013 and 2012, respectively. We received $98.3 million in connection with the wind down of Prologis Japan Fund I in 2013. During 2012, we received $95.0 million, which represented a return of capital, from one of our other joint ventures that held a note receivable that was repaid during the quarter.

For the nine months ended September 30, 2013 and 2012, financing activities used net cash of $1.9 billion and $345.9 million, respectively. The following are the significant activities for both periods presented:

•	In April 2013, we received net proceeds of $1.4 billion from the issuance of 35.65 million shares of common stock.

•	We generated proceeds from the issuance of common stock under our incentive stock plans, principally stock options, of $19.0 million and $29.4 million in 2013 and 2012, respectively.

•	In 2013, we paid $482.5 million to redeem all of the outstanding series L, M, O, P, R and S of preferred stock.

•

We paid distributions of $411.5 million and $389.2 million to our common stockholders during 2013 and 2012, respectively. We paid dividends on our preferred stock of $19.5 million and $37.3 million during 2013 and 2012, respectively.

•

In 2013, we purchased our partners’ interest in Prologis Institutional Alliance Fund II for $245.8 million. In 2012, we purchased an additional interest in PEPR for $117.3 million and Prologis Institutional Alliance Fund II for $14.1 million. Additionally in 2013 and 2012, limited partners in the Operating Partnership exchanged units for cash of $2.0 million and $5.6 million, respectively.

•

In 2013 and 2012, noncontrolling interest partners made contributions of $110.6 million and $41.8 million, respectively. In 2013, contributions from noncontrolling interest partners were primarily for the purchase of real estate properties by Mexico Fondo Logistico and development within the Brazil Logistics Partners Fund and related joint ventures. In addition, we distributed $54.3 million and $22.5 million to various noncontrolling interest partners in 2013 and 2012, respectively.

•

In 2013 and 2012, we issued senior notes, secured mortgage debt, term loan debt, and other debt of $1.6 billion and $1.4 billion, respectively. In the third quarter of 2013, we issued $1.25 billion of senior notes. See Note 6 to the Consolidated Financial Statements in Item 1 for more detail on the senior note issuances.

•

During 2013, we extinguished senior notes and secured mortgage debt for $2.7 billion, of which $1.3 billion is the repayment of outstanding secured mortgage debt with the proceeds received from contributions of properties to PELP and NPR. During 2012, we extinguished certain secured mortgage debt, exchangeable senior notes, and two term loans for $1.3 billion.

•

We made net payments of $1.3 billion and $166.2 million on regularly scheduled debt principal and maturity payments during 2013 and 2012, respectively. In 2013, we repaid $355.3 million of outstanding senior notes, $483.6 million of exchangeable senior notes, $211.8 million of the term loan and other debt and $135.9 million of secured debt.

•	We received net proceeds of $158.6 million and $270.9 million from our credit facilities during 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at September 30, 2013, of $4.0 billion. These unconsolidated ventures had total third party debt of $7.4 billion (in the aggregate, not our proportionate share) at September 30, 2013, that matures as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Discount/ Premium	Total (1)	Prologis Ownership % at 9/30/13
Prologis Targeted U.S. Logistics Fund	$3.8	$86.3	$180.1	$166.5	$164.2	$1,123.1	$14.3	$1,738.3	27%
Prologis North American Industrial Fund	—	—	108.7	444.0	205.0	354.5	—	1,112.2	23%
Prologis SGP Mexico (2)	0.9	62.7	4.1	144.8	—	—	—	212.5	22%
Prologis Mexico Industrial Fund	—	—	—	—	214.1	—	—	214.1	20%
Prologis Targeted Europe Logistics Fund (3)	1.9	210.7	234.5	2.4	2.5	—	4.9	456.9	49%
Prologis European Properties Fund II (4)	1.8	547.9	332.4	218.2	65.9	512.9	(3.6)	1,675.5	34%
Prologis European Logistics Partners (5)	82.9	282.1	—	215.2	—	—	3.1	583.3	50%
Nippon Prologis REIT	—	86.1	—	238.8	20.5	927.5	—	1,272.9	15%
Prologis China Logistics Venture 1	—	—	—	169.0	—	—	—	169.0	15%

Total co-investment ventures	$91.3	$1,275.8	$859.8	$1,598.9	$672.2	$2,918.0	$18.7	$7,434.7

(1)	As of September 30, 2013, we do not guarantee any third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.
(2)	As discussed above, we acquired our partner’s interest on October 2, 2013. In connection with the acquisition of our partner’s interest, outstanding debt of $58.8 million was paid off and we assumed the remaining debt.
(3)	We expect that the co-investment venture will refinance or repay 2013 and 2014 maturities through available cash and the issuance of new debt.
(4)	In October 2013, the venture issued €300 million ($412.6 million) of unsecured senior notes in the euro bond market. The notes have an interest rate of 2.75% and mature in 2018. Proceeds from this issuance will be used for general corporate and finance purposes, including the payment of 2014 maturities.
(5)	We expect that the co-investment venture will repay 2013 and 2014 maturities through available cash or equity contributions from partners.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash distribution of $0.28 per common share for the third quarter on September 30, 2013. Our future common share distributions may vary and will be determined by our Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At September 30, 2013, we had one series of preferred stock outstanding, our 8.54% series Q preferred stock with a $100 million redemption value. On April 19, 2013, we redeemed all of the outstanding series L, M, O, P, R and S preferred stock. The dividends on preferred stock are payable quarterly in arrears.

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

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 1.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales, along with impairment charges, of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions and impairment charges of land and development properties, as well as our proportionate share of the gains and losses from dispositions and impairment charges on development properties recognized by our unconsolidated entities, in our definition of FFO.

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

(ii)	income tax expense related to the sale of investments in real estate and third-party acquisition costs related to the acquisition of real estate

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

We have also adjusted for some non-recurring items. The merger, acquisition and other integration expenses include costs we incurred in 2012 associated with the Merger with AMB Property Corporation and ProLogis and the acquisition of our co-investment venture Prologis European Properties and the integration of our systems and processes. We and our co-investment ventures have started and will continue to make acquisitions of properties. These acquisition costs are transaction based and not part of our core operations.

We analyze our operating performance primarily by the rental income of our real estate and the revenue driven by our investment management business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities. As a result, although these items have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long-term.

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

Limitations on Use of our FFO Measures

While we believe our defined FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Accordingly, these are only a few of the many measures we use when analyzing our business. Some of these limitations are:

•	The current income tax expenses and acquisition costs that are excluded from our defined FFO measures represent the taxes and transaction costs that are payable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
FFO:
Reconciliation of net earnings (loss) to FFO measures:
Net earnings (loss) attributable to common stockholders	$(7,534)	$(46,526)	$256,365	$147,767
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	152,743	185,589	474,559	534,127
Impairment charges on certain real estate properties	—	21,660	—	21,660
Net losses (gains) on non-FFO dispositions and acquisitions	(96,002)	11,096	(204,039)	(151,711)
Reconciling items related to noncontrolling interests	(4,023)	(6,084)	(7,683)	(22,088)
Our share of reconciling items included in earnings from unconsolidated entities	52,533	35,309	115,947	104,291

Subtotal-NAREIT defined FFO	97,717	201,044	635,149	634,046
Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	(8,082)	5,841	(587)	15,558
Deferred income tax expense (benefit)	1,168	(1,884)	(1,048)	(6,642)
Our share of reconciling items included in earnings from unconsolidated entities	(8,267)	890	9,060	(2,328)

FFO, as defined by Prologis	82,536	205,891	642,574	640,634
Adjustments to arrive at Core FFO, including our share of unconsolidated entities:
Net losses (gains) on acquisitions and dispositions of investments in real estate, net of expenses	7,294	(11,575)	(218,928)	(115,468)
Losses (gains) on early extinguishment of debt and redemption of preferred stock, net	114,196	—	173,263	(4,919)
Our share of reconciling items included in earnings from unconsolidated entities	2,869	1,460	1,260	10,380
Impairment charges	—	15,527	—	34,847
Merger, acquisition and other integration expenses	—	20,659	—	52,573

Core FFO	$206,895	$231,962	$598,169	$618,047

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

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results and position could be different than planned because of changes in foreign currency exchange rates.

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

In 2013, we entered into seven foreign currency forward contracts that expire in June 2017 and June 2018 with an aggregate notional amount of €599.9 million ($800.0 million using the forward rate of 1.33) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. We also entered into three foreign currency forward contracts that expire in June 2018 with an aggregate notional amount of ¥24.1 billion ($250.0 million using the forward rate of 96.54) to hedge a portion of our investment in Japan at a fixed yen rate in U.S. dollars. Based on a sensitivity analysis, a strengthening or weakening of the U.S. dollar against the euro and Japanese yen by 10% would result in a $105.0 million positive or negative change, respectively, in our cash flows upon settlement of the forward contracts. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives will be recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets in Item 1. We may enter into similar agreements in the future to further hedge our investments in Europe, Japan or other regions outside the United States. As of September 30, 2013, taking into account the net investment hedges, approximately 73% of our net equity was denominated in U.S. dollar.

Interest Rate Risk

Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. As of September 30, 2013, we had a total of $1.8 billion of variable rate debt outstanding, of which $992.8 million was outstanding on our credit facilities, $657.8 million was outstanding under a multi-currency senior term loan and $170.2 million was outstanding secured mortgage debt. As of September 30, 2013, we have entered into interest rate swap agreements to fix $84.6 million of our variable rate secured mortgage debt.

Our primary interest rate risk not subject to interest rate swap agreements is created by the variable rate credit facilities, senior term loan and selected secured mortgage debt. During the nine months ended September 30, 2013, we had weighted average daily outstanding borrowings of $1.5 billion on our variable rate debt not subject to interest rate swap agreements. Based on the results of a sensitivity analysis assuming a 10% adverse change in interest rates based on our outstanding balances during the period, the impact was $1.9 million, which equates to a change in interest rates of 17 basis points.

Item 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of September 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

As of September 30, 2013, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

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

4.1	Fifth Supplemental Indenture, dated as of August 15, 2013, among Prologis, Inc., Prologis, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

4.2	Officers’ Certificate related to the 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

4.3	Officers’ Certificate related to the 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

4.4	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

4.5	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

10.1	Global Senior Credit Agreement dated as of July 11, 2013, among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 15, 2013).

10.2	First Amendment dated as of July 11, 2013, to the Senior Term Loan Agreement dated as of February 2, 2012, among Prologis, Inc., Prologis, L.P., various affiliates thereof, various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 16, 2013).

10.3	Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.4	Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.5	Fourth Amended and Restated Revolving Credit Agreement dated as of August 14, 2013 among Prologis Japan Finance Y.K., as initial borrower, Prologis, Inc. and Prologis, L.P., as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.6	Guaranty of Payment, dated as of August 14, 2013, among Prologis, Inc. and Prologis, L.P., as guarantors, Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Fourth Amended and Restated Revolving Credit Agreement, dated as of August 14, 2013 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: November 4, 2013

Index to Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

4.1	Fifth Supplemental Indenture, dated as of August 15, 2013, among Prologis, Inc., Prologis, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

4.2	Officers’ Certificate related to the 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

4.3	Officers’ Certificate related to the 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

4.4	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

4.5	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).

10.1	Global Senior Credit Agreement dated as of July 11, 2013, among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 15, 2013).

10.2	First Amendment dated as of July 11, 2013, to the Senior Term Loan Agreement dated as of February 2, 2012, among Prologis, Inc., Prologis, L.P., various affiliates thereof, various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 16, 2013).

10.3	Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.4	Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.5	Fourth Amended and Restated Revolving Credit Agreement dated as of August 14, 2013 among Prologis Japan Finance Y.K., as initial borrower, Prologis, Inc. and Prologis, L.P., as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.6	Guaranty of Payment, dated as of August 14, 2013, among Prologis, Inc. and Prologis, L.P., as guarantors, Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Fourth Amended and Restated Revolving Credit Agreement, dated as of August 14, 2013 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase