Form 10-K
period 2013-12-31
Prologis, Inc.; Prologis, L.P.
filed 2014-02-26
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-13545 (Prologis, Inc.) 001-14245 (Prologis, L.P.)

Prologis, Inc.

Prologis, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Prologis, Inc.) Delaware (Prologis, L.P.)	94-3281941 (Prologis, Inc.) 94-3285362 (Prologis, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address or principal executive offices)	(Zip Code)

(415) 394-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Prologis, Inc.	Common Stock, $.01 par value	New York Stock Exchange
Prologis, L.P.	4.000% Notes due 2018	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2022	New York Stock Exchange
Prologis, L.P.	3.375% Notes due 2024	New York Stock Exchange

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

Prologis, Inc.: Yes ☐ No ☑            Prologis, L.P.: Yes ☐ No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2013, the aggregate market value of the voting common equity held by non-affiliates of Prologis, Inc. was $18,639,338,377.

The number of shares of Prologis, Inc.’s common stock outstanding as of February 21, 2014 was approximately 499,613,700.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2014 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company”, “Prologis”, “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (a “REIT”) and the general partner of the Operating Partnership. As of December 31, 2013, Prologis, Inc. owned an approximate 99.65% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.35% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

In order to highlight the differences between Prologis, Inc. and the Operating Partnership, there are separate sections in this report, as applicable, that separately discuss Prologis, Inc. and the Operating Partnership including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of Prologis, Inc. and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of Prologis.

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, management’s beliefs and assumptions made by management. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of properties, disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates, (ii) changes in financial markets, interest rates and foreign currency exchange rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, dispositions and development of properties, (v) maintenance of REIT status and tax structuring, (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings, (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures, (viii) risks of doing business internationally, including currency risks, (ix) environmental uncertainties, including risks of natural disasters, and (x) those additional factors discussed under Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

The Company

We are the leading global owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of December 31, 2013, on an owned and managed basis, we had properties and development projects totaling 569 million square feet (52.9 million square meters) in 21 countries. These properties are leased to more than 4,500 customers, including third-party logistics providers, transportation companies, retailers, manufacturers, and other enterprises.

Of the 569 million square feet (representing an investment of $45.5 billion) in our owned and managed portfolio as of December 31, 2013:

•	529 million square feet were in our operating portfolio with a gross book value of $41.5 billion that were 95.1 % occupied;

•	30 million square feet were in our development portfolio with a total expected investment of $2.4 billion that were 45.3% leased;

•	land available for future development was $1.6 billion;

•	10 million square feet consisted of properties in which we have an ownership interest but do not manage, including other non-industrial properties we own; and

•	the largest customer and 25 largest customers accounted for 1.8% and 17.2%, respectively, of our annualized base rent.

Prologis, Inc. commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and believes the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. The Operating Partnership was also formed in 1997.

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 15-50%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participating and other rights and our level of control of the entity. The co-investment ventures may have one or more investors.

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

Investment Strategy

We believe that growth in gross domestic product (“GDP”) and in global trade are important drivers of demand for our industrial real estate. Trade and GDP are correlated as higher levels of investment, production and consumption within a globalized economy are consistent with increased levels of imports and exports. As the world produces and consumes more, we believe that the volume of global trade will continue to increase at a rate in excess of growth in global GDP. Significant supply chain reconfiguration, obsolescence and customers’ preference to lease, rather than own, industrial real estate also drive demand for high quality distribution space.

Our investment strategy focuses on providing distribution and logistics space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. We have a deep global presence with assets under management of $45.5 billion (based on expected investment) spanning 21 countries on four continents. Our properties are primarily located in two main categories, global markets and regional markets. Global markets comprise approximately 30 of the largest markets tied to global trade. These markets feature large population centers with high per-capita consumption rates and are located near major airports, seaports and ground transportation systems. Regional markets benefit from large population centers but typically are not as tied to the global supply chain, but rather serve local consumption and are often less supply constrained. We intend to primarily hold only the highest quality class-A product in global and regional markets. As of December 31, 2013, global and regional markets represented approximately 84% and 14%, respectively of our overall owned and managed platform (based on our share of net operating income of the properties). We also own a small number of assets in other markets, which account for approximately 2% of our owned and managed platform. We generally plan to exit from these other markets in an orderly fashion in the next few years, although we may continue to opportunistically invest in other markets. We have local market knowledge, construction expertise and a commitment to sustainable design across our diverse portfolio. We are supported by a broad and diverse customer base, comprising relationships with multinational corporations that result in repeatable business.

Business Strategy and Operating Segments

Our business strategy includes two operating segments: Real Estate Operations and Investment Management.

Real Estate Operations Segment

Rental Operations - This represents the primary source of our revenue, earnings and funds from operations (“FFO”). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We expect to generate long-term internal growth in rental income by maintaining a high occupancy rate at our properties, by controlling expenses and through contractual rent increases on existing space and through rent increases on renewals on rollover space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. Our rental income is diversified due to both our global presence and our broad customer base. We believe that our property management and leasing teams, regular maintenance and capital expenditure programs, energy management and sustainability programs and risk management programs create cost efficiencies, allowing us to leverage our global platform and provide flexible solutions for our customers.

Capital Deployment - Capital deployment includes development, re-development and acquisition activities that support our rental operations and are therefore included with that line of business for segment reporting. We acquire, develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of new properties. Depending on several factors, we may develop properties for long-term hold, for contribution into one of our co-investment ventures, or occasionally for sale to third parties. During 2013, we recognized gains in continuing operations of $563 million from the disposition of properties – primarily properties we developed. We develop directly as well as with our partners in certain co-investment ventures.

Investment Management Segment - We invest with partners and investors through our co-investment ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, long duration ventures and open ended funds with leading global institutions. We also access alternative sources of public equity such as the Nippon Prologis REIT, Inc. (“NPR”) which began trading on the Tokyo Stock Exchange in early 2013. These private and public vehicles source strategic capital for distinct geographies across our global platform. We typically hold an ownership interest in these ventures between 15-50%. We generate investment management revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes during the life of a venture or upon liquidation. We believe our co-investments with investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We may grow this business with the formation of new ventures and through the growth in existing ventures with new third-party capital and additional investments by us. At December 31, 2013, we had 13 co-investment ventures with assets under management (consolidated and unconsolidated) and approximately 90% of these ventures (based on the gross book value of the buildings in these ventures) are long-life or perpetual vehicles.

Competition

The existence of competitively priced distribution space available in any market could have a material impact on our ability to rent space and on the rents that we can charge, which impacts both of our operating segments. To the extent we wish to acquire land for future development of properties in our Real Estate Operations segment or dispose of land, we may compete with local, regional, and national developers. We also face competition from investment managers for institutional capital within our Investment Management segment.

We believe we have competitive advantages due to (i) our ability to respond quickly to customers’ needs for high-quality distribution space in key global and regional distribution markets; (ii) our established relationships with key customers served by our local personnel; (iii) our ability to leverage our organizational scale and structure to provide a single point of contact for our global customers through our global customer solutions team; (iv) our property management and leasing expertise; (v) our relationships and proven track record with current and prospective investors in our investment management business; (vi) our global experience in the development and management of industrial properties; (vii) the strategic locations of our land that we expect to develop; and (viii) our personnel who are experienced in the land entitlement process.

Customers

We have a broad customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2013, in our Real Estate Operations segment, we had more than 3,500 customers occupying 253.5 million square feet of distribution space. On an owned and managed basis, we had more than 4,500 customers occupying 503.8 million square feet of distribution space. Our largest customer and 25 largest customers accounted for 1.6% and 22.6%, respectively, of our annualized base rent at December 31, 2013, for our Real Estate Operations segment and 1.8% and 17.2%, respectively, for our owned and managed portfolio (which includes our Real Estate Operations segment and our unconsolidated co-investment ventures).

We develop long-term relationships with our customers and understand their business and needs, serving as their strategic partner for real estate on a global basis. Keeping in close contact with customers and focusing on exceptional customer service sets us apart from other real estate providers as much more than a landlord. We believe that what we offer in terms of scope, scale and quality of assets of our owned and managed portfolio is unique. Our in-depth knowledge of our markets helps us stay ahead of trends and create forward-thinking solutions for their distribution networks. This depth of customer knowledge results in greater retention and expanded service, which garners additional business from the same customer across multiple geographies. In our Real Estate Operations segment, over half our annual base rent is derived from customers who lease from us in more than one location and, in some cases, more than one country, which is consistent with our owned and managed portfolio.

In our Investment Management segment, we also consider our partners and investors to be our customers. As of December 31, 2013, we partnered with 104 investors, several of which invest in multiple ventures.

Employees

We employ 1,468 persons across the globe. Our employees work in 4 countries in the Americas (873 persons), 15 countries in Europe (387 persons) and 3 countries in Asia (208 persons). Of the total, we have assigned 918 employees to our Real Estate Operations segment and 98 employees to our Investment Management segment. We have 452 employees who work in corporate and support positions who are not assigned to a segment. We believe our relationships with our employees are good. Our employees are not organized under collective bargaining agreements, although some of our employees in Europe are represented by statutory Works Councils and benefit from applicable labor agreements.

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

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have subjected a majority of the properties we have acquired, including land, to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Item 1A. Risk Factors and Note 20 to the Consolidated Financial Statements in Item 8.

Insurance Coverage

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage typically includes property damage and rental loss insurance resulting from such perils as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self insurance and through a wholly-owned captive insurance entity. The costs to insure our properties are primarily covered through reimbursements from our customers. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. See further discussion in Item 1A. Risk Factors.

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our financial condition, results of operations, distributable cash flow and value of our securities. These risks include, among others:

General

As a global company, we are subject to social, political and economic risks of doing business in many countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2013, we generated approximately $527 million or 30.1% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition, results of operations or cash flow include, but are not limited to, the following factors:

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

•	foreign ownership restrictions in operations with the respective countries; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

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

We have pursued, and intend to continue to pursue, growth opportunities in international markets where the U.S. dollar is not the functional currency. At December 31, 2013, approximately $7.3 billion or 29.5 % of our total assets are invested in a currency other than the U.S. dollar, primarily the British pound sterling, euro and Japanese yen. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our financial position, debt covenant ratios, results of operations and cash flow. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

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

As of December 31, 2013, approximately 32.6% of our consolidated operating properties or $5.8 billion (based on investment before depreciation) are located in California, which represented 24.4% of the aggregate square footage of our operating properties and 29.1% of our annualized base rent. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

In addition to California, we also have significant holdings (defined as more than 3% of total investment before depreciation) in operating properties in certain global and regional markets located in Central & Eastern Pennsylvania, Chicago, Dallas/Fort Worth, Japan, Mexico, New Jersey/New York City and South Florida. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities.

In addition, the unconsolidated entities in which we invest have concentrations of properties in the same markets mentioned above, as well as in markets in France, Germany, the Netherlands, Poland and the United Kingdom, and are subject to the economic conditions in those markets.

A number of our properties are located in areas that are known to be subject to earthquake activity. United States properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. International properties located in active seismic areas include Japan and Mexico. We generally carry earthquake insurance on our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles if we believe it is commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and in some specific instances have elected to self insure our earthquake exposure based on this analysis. We have elected not to carry earthquake insurance for our assets in Japan based on this analysis.

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

Our real estate development strategy is focused on monetizing land in the future through sales to third parties, development of industrial properties to hold for long-term investment or contribution or sale to an unconsolidated entity, depending on market conditions, our liquidity needs and other factors. We may expand investment in our development, renovation and redevelopment business and we will complete the build-out and leasing of our development platform. We may also develop, renovate and redevelop properties within existing or newly formed development co-investment ventures. The real estate development, renovation and redevelopment business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities, which include the following risks:

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	we may seek to sell certain land parcels and not be able to find a third party to acquire such land or the sales price will not allow us to recover our investment, resulting in impairment charges;

•	development opportunities that we explore may be abandoned and the related investment impaired;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	we may not be able to lease properties on favorable terms or at all;

•	construction costs, total investment amounts and our share of remaining funding may exceed our estimates and projects may not be completed, delivered or stabilized as planned;

•	we may not be able to attract third party investment in new development co-investment ventures or sufficient customer demand for our product;

•	we may not be able to capture the anticipated enhanced value created by our redevelopment projects on expected timetables or at all;

•	we may experience delays (temporary or permanent) if there is public or government opposition to our activities; and

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

We may contribute or sell properties to certain of our unconsolidated entities or third parties on a case-by-case basis. Our ability to sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties; market conditions, including the capitalization rates applicable to our properties; and other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or on favorable terms or at all. The unconsolidated entity or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions could be delayed. If we are unable to generate proceeds through property sales we may have to delay our deleveraging plans, which may result in adverse effects on our liquidity, distributable cash flow, debt covenants, and the market price of our securities.

We are subject to risks and liabilities in connection with forming co-investment ventures, investing in new or existing co-investment ventures, attracting third party investment and investing in and managing properties through co-investment ventures.

As of December 31, 2013, we had an investment in real estate containing approximately 270 million square feet held through unconsolidated entities. Our organizational documents do not limit the amount of available funds that we may invest in unconsolidated entities, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, attract third party investment or make additional investments in new or existing co-investment ventures, successfully develop or acquire properties through unconsolidated entities, or realize value from such unconsolidated entities. Our inability to do so may have an adverse effect on our growth, our earnings and the market price of our securities.

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

We generally seek to maintain sufficient influence over our unconsolidated entities to permit us to achieve our business objectives; however, we may not be able to do so. We have formed publicly traded investment vehicles, like our publicly traded REIT in Japan, for which we serve as sponsor and/or manager. We have contributed, and may continue to contribute, assets into such vehicles. As with any of our publicly traded entities or funds, there is a risk that our managerial relationship may be terminated.

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

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our global senior credit facility, Japanese yen-based credit agreement and certain other debt bears interest at variable rates. Increases in interest rates would increase our interest expense under these agreements. From time to time, we may enter into interest rate swap or cap agreements. Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle any swap breakage arrangements, if any, could be significant depending on the size of underlying financing and the applicable interest rates at the time of breakage. The failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial position. In addition, our unconsolidated entities may be unable to refinance indebtedness or meet payment obligations, which may impact our distributable cash flow and our financial condition and/or we may be required to recognize impairment charges of our investments.

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our global senior credit facility and Japanese yen-based credit agreement, the indentures under which our senior notes are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, the amount of our distributable cash flow and our financial condition could be adversely affected.

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

In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we may be subject to tax to the extent our income is not fully distributed. While historically we have satisfied these distribution requirements by making cash distributions to our stockholders, we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. For distributions with respect to taxable years ending on or before December 31, 2013, and in some cases declared as late as December 31, 2014, the REIT can satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock if certain conditions are met. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Further, in order to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.

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

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Internal Revenue Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Code were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

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

We are invested in real estate properties that are predominately industrial properties. In Japan, our industrial properties are generally multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for distribution, storage, packaging, assembly and light manufacturing of consumer and industrial products. The vast majority of our operating properties are used by our customers for bulk distribution.

Geographic Distribution

Our investment strategy focuses on providing distribution and logistics space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. Our properties are primarily located in two main market types, global markets and regional markets.

We manage our business on an “ownership blind” basis without regard to whether a particular property is wholly owned by us or owned by one of our co-investment ventures. We believe this allows us to make business decisions based on the property operations and not based on our ownership. As such, we have included the operating property information for our Real Estate Operations segment and our owned and managed portfolio. The owned and managed portfolio includes the properties we consolidate and the properties owned by our unconsolidated co-investment ventures reflected at 100% of Prologis’ basis, not our proportionate share.

Included in our Real Estate Operations segment are 70 buildings that are owned by entities we consolidate but of which we own less than 100%. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2013, or generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2013.

Dollars and square feet in the following tables are in thousands.

	Consolidated - Real Estate Operations Segment			Owned and Managed
Operating properties	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
Americas:
Global Markets:
United States:
Atlanta	11,641	$473,711	$40,256	15,122	$682,544
Baltimore/Washington	3,993	295,896	37,953	7,596	618,639
Central & Eastern Pennsylvania	12,261	742,091	68,760	14,842	894,956
Central Valley California	7,592	449,315	44,735	9,985	587,562
Chicago	26,190	1,496,703	196,157	36,566	2,187,163
Dallas/Fort Worth	17,528	753,568	109,625	23,915	1,135,489
Houston	6,146	288,460	47,633	10,907	644,994
New Jersey/New York City	13,798	1,051,973	116,625	20,678	1,824,860
San Francisco Bay Area	15,301	1,583,637	59,083	19,208	1,973,099
Seattle	3,386	319,743	44,430	10,758	994,090
South Florida	6,612	691,439	55,085	10,677	1,046,435
Southern California	42,343	3,766,502	401,537	57,284	5,149,176
On Tarmac	2,417	274,856	6,150	2,712	325,469
Canada	4,690	438,984	-	6,383	604,006
Mexico	21,460	1,254,170	344,626	30,964	1,858,728
Brazil	-	-	-	4,043	370,412
Regional Markets - United States:
Austin	1,006	60,056	-	2,213	140,969
Charlotte	1,836	71,626	14,307	2,275	97,661
Cincinnati	3,387	119,402	40,400	6,663	273,432
Columbus	6,791	250,142	34,279	9,344	360,972
Denver	3,895	227,374	29,646	5,136	292,220
Indianapolis	2,614	91,797	29,297	5,095	199,794
Las Vegas	2,882	152,275	-	3,585	205,693
Louisville	3,435	143,684	12,608	3,435	143,684
Memphis	4,577	156,959	23,691	5,297	183,679
Nashville	4,562	159,939	41,603	5,961	211,885
Orlando	2,959	184,449	-	4,178	277,403
Phoenix	2,036	104,417	-	2,528	129,233
Portland	826	51,465	8,940	2,052	150,855
San Antonio	3,759	163,349	22,502	5,606	260,810
Other Markets - United States	8,756	395,416	28,893	11,848	628,865

Subtotal Americas	248,679	16,213,398	1,858,821	356,856	24,454,777

Europe:
Global Markets:
Belgium	440	36,592	-	2,016	173,266
France	899	71,553	-	30,026	2,536,025
Germany	1,257	87,947	-	20,020	1,857,506
Netherlands	-	-	-	11,089	1,064,607
Poland	1,645	85,002	-	21,234	1,471,898
Spain	449	45,679	-	7,125	584,138
United Kingdom	834	83,350	-	20,077	2,590,057
Regional Markets:
Czech Republic	278	25,699	-	6,828	520,979
Hungary	201	12,163	-	5,348	386,789
Italy	1,277	86,843	-	8,378	540,323
Slovakia	548	32,412	-	4,620	332,142
Sweden	524	38,407	-	3,807	401,558
Other Markets	1,274	66,757	-	1,274	66,757

Subtotal Europe	9,626	672,404	-	141,842	12,526,045

Asia
Global Markets:
China	2,194	74,107	-	6,566	340,327
Japan	4,365	647,415	14,294	22,873	4,078,374
Singapore	942	145,032	-	942	145,032

Subtotal Asia	7,501	866,554	14,294	30,381	4,563,733

Total operating portfolio	265,806	$17,752,356	$1,873,115	529,079	$41,544,555
Value added properties (2)	1,291	48,708	-	2,311	87,274

Total operating properties	267,097	$17,801,064	$1,873,115	531,390	$41,631,829

	Investment in Land			Development Portfolio
Consolidated land and development portfolio in the Real Estate Operations segment	Acres	Estimated Build Out Potential (sq. ft.) (3)	Current Investment	Rentable Square Footage	Total Expected Investment (4)
Americas:
Global Markets:
United States:
Atlanta	613	8,655	$26,584	-	$-
Baltimore/Washington	97	1,147	10,245	395	42,742
Central & Eastern Pennsylvania	416	5,412	50,192	-	-
Central Valley California	1,144	20,560	42,304	-	-
Chicago	511	9,497	33,209	-	-
Dallas/Ft. Worth	428	7,583	30,329	2,023	83,665
Houston	81	1,191	9,201	282	17,184
New Jersey/New York City	183	2,841	76,281	2,645	275,544
Seattle	-	-	-	241	17,067
South Florida	341	5,794	151,377	312	27,585
Southern California	699	13,939	129,949	2,363	159,094
Canada	179	3,435	54,928	910	101,608
Mexico	789	14,530	152,090	1,944	121,970
Regional Markets:
United States:
Central Florida	129	1,901	27,027	-	-
Charlotte	20	308	1,389	-	-
Cincinnati	15	216	2,035	1,791	76,127
Columbus	142	2,364	4,705	767	29,992
Denver	49	836	6,281	402	23,556
Indianapolis	39	655	1,973	715	23,855
Las Vegas	75	1,281	7,818	-	-
Memphis	165	2,839	6,901	-	-
Phoenix	36	698	3,451	486	22,269
Portland	23	389	2,843	-	-
Other Markets - United States	565	8,790	37,358	-	-

Subtotal Americas	6,739	114,861	868,470	15,276	1,022,258

Europe:
Global Markets:
Belgium	27	526	10,744	-	-
France	448	7,992	79,745	1,322	71,058
Germany	112	2,239	25,752	-	-
Netherlands	56	1,538	53,355	-	-
Poland	696	12,958	89,516	376	24,350
Spain	100	2,021	17,031	-	-
United Kingdom	665	9,275	184,687	1,865	235,650
Regional Markets:
Czech Republic	191	3,201	38,501	238	15,304
Hungary	338	5,686	40,388	-	-
Italy	107	2,451	34,048	-	-
Slovakia	90	1,947	16,633	151	9,798
Sweden	-	-	-	164	20,159
Other markets	119	2,600	22,236	-	-

Subtotal Europe	2,949	52,434	612,636	4,116	376,319

Asia:
Global Markets:
China	18	172	8,793	131	5,707
Japan	41	2,173	26,267	3,538	459,131
Singapore	-	-	-	17	2,056

Subtotal Asia	59	2,345	35,060	3,686	466,894

Total land and development portfolio	9,747	169,640	$1,516,166	23,078	$1,865,471

The following is a summary of our investment in consolidated real estate properties at December 31, 2013 (in thousands):

Investment Before Depreciation
Industrial operating properties	$17,801,064
Development portfolio, including cost of land	1,021,017
Land	1,516,166
Other real estate investments (5)	486,230

Total consolidated real estate properties	$20,824,477

(1)	Certain of our consolidated properties are pledged as security under our secured mortgage debt and assessment bonds at December 31, 2013. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $26.0 million of encumbrances related to other real estate properties not included in the Real Estate Operations segment. See Schedule III — Real Estate and Accumulated Depreciation to the Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(2)	Value added properties represent properties that are expected to be repurposed to a better use or acquired properties with opportunities to improve operating challenges and create higher value.

(3)	Represents the estimated finished square feet available for rent upon completion of an industrial building on existing parcels of land included in this table.

(4)	Represents the total expected investment when the property under development is completed and leased. This includes the cost of land, development and leasing costs. As of December 31, 2013, 83% of the properties under development in the development portfolio are expected to be complete by December 31, 2014, and 13% of the properties under development are completed but not yet stabilized (defined as a property that has been completed for less than one year and is less than 90% occupied).

(5)	Included in other investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land; (vi) earnest money deposits associated with potential acquisitions; and (vii) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties.

Lease Expirations

We generally lease our properties on a long term basis (with a weighted average lease term of seven years). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place as of December 31, 2013, without giving effect to the exercise of renewal options or termination rights, if any (dollars and square feet in thousands).

Year	Number of Leases	Occupied Square Feet	Annualized Base Rent	% of Annualized Base Rent
Month-to-month	234	7,213	$23,871	1.8%
2014	904	36,110	180,084	13.9%
2015	877	48,321	235,977	18.2%
2016	746	45,931	226,200	17.4%
2017	507	36,245	184,766	14.2%
2018	394	26,539	152,013	11.7%
2019	217	22,944	115,797	8.9%
2020	81	7,876	46,865	3.6%
2021	50	6,164	28,558	2.2%
2022	34	3,074	20,045	1.5%
2023	46	5,631	38,640	3.0%
2024 and thereafter	46	7,132	47,203	3.6%

Total	4,136	253,180	$1,300,019	100%

Unconsolidated Co-Investment Ventures

Included in our owned and managed portfolio, at December 31, 2013, are investments in 1,323 real estate properties that we hold through our equity investments in unconsolidated co-investment ventures, primarily industrial properties that we also manage. Below is a summary of our unconsolidated co-investment ventures, which represents 100% of the venture, not our proportionate share, as of December 31, 2013 (in thousands).

	Operating Portfolio		Development Portfolio - Total Expected Investment	Investment in Land
Unconsolidated Co-Investment Venture	Square Feet	Gross Book Value
Americas:
Prologis Targeted U.S. Logistics Fund	48,490	$4,418,783	$3,024	$-
Prologis North American Industrial Fund	46,500	2,859,230	-	-
Prologis Mexico Industrial Fund	9,503	604,558	-	-
Prologis Brazil Logistics Partners Fund (“Brazil Fund”) and related joint ventures	4,044	370,412	202,316	45,238

Subtotal Americas	108,537	8,252,983	205,340	45,238

Europe:
Prologis Targeted Europe Logistics Fund	13,652	1,764,442	27,963	-
Prologis European Properties Fund II	62,364	5,691,874	9,823	-
Europe Logistics Venture 1	5,070	448,045	-	-
Prologis European Logistics Partners	51,790	3,976,242	19,251	-

Subtotal Europe	132,876	11,880,603	57,037	-

Asia:
Nippon Prologis REIT	18,508	3,430,960	-	-
Prologis China Logistics Venture 1	4,372	266,219	241,676	23,847

Subtotal Asia	22,880	3,697,179	241,676	23,847

Total	264,293	$23,830,765	$504,053	$69,085

For more information regarding our unconsolidated co-investment ventures, see Note 5 to the Consolidated Financial Statements in Item 8.

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

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the NYSE under the symbol “PLD.” The following table sets forth the high and low sale price of the common stock of Prologis, Inc., as reported in the NYSE Composite Tape, and the declared dividends per common share, for the periods indicated.

	High	Low	Dividends
2012
First Quarter	$36.03	$28.16	$0.28
Second Quarter	36.62	30.03	0.28
Third Quarter	37.58	31.03	0.28
Fourth Quarter	36.80	32.31	0.28
2013
First Quarter	$41.02	$37.04	$0.28
Second Quarter	45.52	35.09	0.28
Third Quarter	40.58	34.60	0.28
Fourth Quarter	40.99	35.71	0.28

On February 21, 2014, we had approximately 499,613,700 shares of common stock outstanding, which were held of record by approximately 5,787 stockholders.

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2008, to the cumulative total return of the Standard and Poor’s 500 Stock Index and the FTSE NAREIT Equity REITs Index from December 31, 2008 to December 31, 2013. The graph assumes an initial investment of $100 in the common stock of Prologis, Inc. (AMB pre-Merger) and each of the indices on December 31, 2008, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

In 2013, we paid a quarterly cash dividend of $0.28 per common share. Our future common stock dividends may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

On April 19, 2013, we redeemed all of the outstanding series L, M, O, P, R, and S preferred stock. On December 31, 2013, we had one remaining series of preferred stock outstanding, the “series Q preferred stock”.

Holders of preferred stock outstanding have limited voting rights, subject to certain conditions, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, preferred stock can be redeemed at our option. The following table sets forth the Company’s dividends paid or payable per share for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Series L preferred stock	$0.41	$1.63
Series M preferred stock	$0.42	$1.69
Series O preferred stock	$0.44	$1.75
Series P preferred stock	$0.43	$1.71
Series Q preferred stock	$4.27	$4.27
Series R preferred stock	$0.42	$1.69
Series S preferred stock	$0.42	$1.69

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

For more information regarding dividends, see Note 10 to the Consolidated Financial Statements in Item 8.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans see Notes 10 and 13 to the Consolidated Financial Statements in Item 8.

Other Stockholder Matters

Common Stock Plans

See our 2014 Proxy Statement or our subsequent amendment of this Form 10-K for further information relative to our equity compensation plans.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data related to our historical financial condition and results of operations for 2013 and the four preceding years for both Prologis, Inc. and the Operating Partnership. As previously discussed, since ProLogis was the accounting acquirer in the Merger, the historical results of ProLogis are included for the entire period presented and the combined company’s results are included subsequent to the Merger. Certain amounts for the years prior to 2013 presented in the table below have been reclassified to conform to the 2013 financial statement presentation and to reflect discontinued operations. The amounts in the tables below are in millions, except for per share/unit amounts.

	Years Ended December 31,
	2013	2012	2011 (1)	2010	2009
Operating Data:
Total revenues	$1,750	$1,961	$1,422	$827	$974
Earnings (loss) from continuing operations (2)	$230	$(106)	$(275)	$(1,605)	$(372)
Net earnings (loss) per share attributable to common stock / unitholders - Basic (2):
Continuing operations (3)	$0.40	$(0.35)	$(0.83)	$(7.42)	$(2.21)
Discontinued operations (3)	$0.25	$0.17	$0.32	$1.52	$2.20
Net earnings (loss) per share attributable to common stock / unitholders - Basic	$0.65	$(0.18)	$(0.51)	$(5.90)	$(0.01)
Net earnings (loss) per share attributable to common stock / unitholders - Diluted (2):
Continuing operations	$0.39	$(0.34)	$(0.82)	$(7.42)	$(2.21)
Discontinued operations	$0.25	$0.16	$0.31	$1.52	2.20
Net earnings (loss) per share attributable to common stock / unitholders - Diluted	$0.64	$(0.18)	$(0.51)	$(5.90)	$(0.01)
Common share / unit distributions per share / unit (2)	$1.12	$1.12	$1.06	$1.25	$1.57
Balance Sheet Data:
Total assets	$24,572	$27,310	$27,724	$14,903	$16,797
Total debt	$9,011	$11,791	$11,382	$6,506	$7,978
FFO (4):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common shares	$315	$(81)	$(188)	$(1,296)	$(3)
Total NAREIT defined adjustments	504	633	660	368	260
Total our defined adjustments	36	-	(60)	(46)	(71)

FFO, as defined by Prologis	$855	$552	$412	$(974)	$186
Total core defined adjustments	(42)	262	182	1,255	159

Core FFO (4)	$813	$814	$594	$281	$345

(1)	In 2011, we completed the Merger and an acquisition of one of our unconsolidated entities, Prologis European Properties – “PEPR Acquisition” (see Note 3 to the Consolidated Financial Statements in Item 8 for additional information). Activity in 2011 included seven months of results associated with the Merger and PEPR Acquisition.

(2)	We recognized significant gains on acquisitions and dispositions of investments in real estate of $0.7 billion in 2013. In 2010, we recognized impairment charges of $1.2 billion in real estate and goodwill. The historical shares and units of ProLogis were adjusted by the Merger exchange ratio of 0.4464 for the periods prior to the Merger. As a result, the per share/unit calculations were also adjusted.

(3)	Net earnings (loss) attributable to common unitholders for the Operating Partnership was $(0.34) and $0.16 for continuing operations and discontinued operations, respectively, in 2012 and was $(0.82) and $0.31 for continuing operations and discontinued operations, respectively, in 2011. For all other periods, the amounts for the Operating Partnership agreed to Prologis.

(4)	FFO and Core FFO are non-GAAP measures used in the real estate industry. See definitions and a complete reconciliation of FFO and Core FFO to net earnings in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this report and the matters described under Item 1A. Risk Factors.

Management’s Overview

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet will provide us with unique competitive advantages going forward. We have a straightforward plan for growth that is based on the following three key elements:

•

Capitalize on rental recovery. During 2013 in our owned and managed portfolio, we had quarterly rent increases on rollovers of 2%, 4%, 6% and 6%, following 17 quarters of decreases. Market rents are growing across the majority of our markets and we believe they have substantial room to further increase as they remain significantly below replacement-cost-justified rents. We believe demand for logistics facilities is strong across the globe and will support increases in net effective rents as many of our in place leases were originated during low rent periods, following the global financial crisis. As we are able to recover the majority of our rental expenses from customers, the increase in rent translates into increased net operating income, earnings and cash flows.

•

Create value from development; by utilizing our land bank, development expertise and customer relationships. We believe one of the keys to a successful development program is having strategic land control and, in this regard, we are well-positioned. Based on our current estimates, our land bank has the potential to support the development of nearly 200 million additional square feet. During 2013, we stabilized development projects with a total expected investment of $1.4 billion. We estimate that after our development and leasing activities, these buildings will have a value that is approximately 30% more than book value (using estimated yield and capitalization rates from our underwriting models). Based on our view of improving market conditions, we believe that our land bank is carried on the books below the current fair value and expect to realize this value going forward through development and sales.

•

Use our scale to grow earnings. We believe we have the infrastructure in place and the acquisition pipeline to allow us to increase our investments in real estate either directly through acquisitions of properties or by investing in our co-investment ventures with minimal increases to gross general and administrative expenses beyond property level expenses. We completed an equity offering in April 2013 in order to capitalize on these opportunities and we made investments in real estate, as well as in our co-investment ventures as detailed below.

We believe these three strategies will enable us to generate growth in revenue, earnings, net operating income, Core FFO and dividends for our shareholders in the coming years.

Since the Merger, we were focused on the following priorities (“The Ten Quarter Plan”), which we completed June 30, 2013:

•

Align our Portfolio with our Investment Strategy. We categorized our portfolio into three main market categories – global, regional and other markets. At the time of the Merger, 79% of the total owned and managed portfolio was in global markets and our goal was to have 90% of the portfolio in global markets. We substantially met this objective primarily through sales of assets in non-strategic locations, with a portion of the proceeds recycled into new developments. As of December 31, 2013, global markets represented 85% of the owned and managed platform, based on gross book value.

•

Strengthen our Financial Position. Our intent was to further strengthen our financial position by lowering our financial risk, reducing our currency exposure and building one of the strongest balance sheets in the REIT industry. By the end of 2013, we reduced our debt, improved our debt metrics, increased our financial flexibility and ensured continued access to capital markets. Although our debt may increase temporarily due to acquisitions and other growth initiatives (as it did during the last half of 2013), we expect debt as a percentage of assets to continue to decrease over time.

We have reduced our exposure to foreign currency exchange fluctuations by borrowing in local currencies where appropriate, utilizing derivative contracts to hedge our foreign denominated equity, as well as through holding assets outside the United States primarily in our co-investment ventures. As of December 31, 2013, we increased our share of net equity denominated in U.S. dollars to 77% from 45% at the time of the Merger. We expect our percentage of U.S. dollar denominated net equity to increase further in 2014.

•

Streamline our Investment Management Business. Several of our legacy co-investment ventures contained fee structures that did not adequately compensate us for the services we provide and as a result we terminated or restructured a number of these co-investment ventures. We substantially repositioned this business to focus on large, long duration ventures, open end ventures and geographically focused public entities and expect to continue with these activities in 2014. Since the Merger, we have raised a significant amount in third-party equity and we expect to grow our investment management business going forward. Growth will come from the deployment of the capital commitments we have already raised, as well as new incremental capital in both our private and public formats. We have reduced the number of our co-investment ventures from 22 at the time of the Merger to 13 at December 31, 2013, with approximately 90% in long-life or perpetual vehicles.

•

Improve the Utilization of Our Low Yielding Assets. We expected to increase the value of our low yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects, as well as monetizing our land through development or sale to third parties. We increased occupancy in our owned and managed portfolio 440 basis points from the Merger to 95.1% at December 31, 2013. From the Merger through December 31, 2013, we monetized approximately $890 million of our land bank through development starts and an additional $330 million through third-party sales.

•

Build the most effective and efficient organization in the REIT industry and become the employer of choice among top professionals interested in real estate as a career. We realized more than $115 million of cost synergies on an annualized basis, compared to the combined expenses of AMB and ProLogis on a pre-Merger basis. These synergies included gross general and administrative savings, as well as reduced global line of credit facility fees and lower amortization of non real estate assets. In addition, we implemented a new enterprise wide system that includes a property management/billing system (implemented in April 2012), a human resources system (implemented in July 2012), a general ledger and accounting system and a data warehouse (both implemented in January 2013).

Summary of 2013

•	We formed two new ventures and announced the formation of two additional ventures:

•

In early 2013, we launched the initial public offering for NPR. NPR will serve as the long-term investment vehicle for our stabilized properties in Japan. On February 14, 2013, NPR was listed on the Tokyo Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion). During 2013, NPR completed two follow on equity offerings and used the proceeds to buy properties from us at appraised value.

•

On March 19, 2013, we closed on a euro denominated co-investment venture, Prologis European Logistics Partners Sàrl (“PELP”). PELP is structured as a 50/50 joint venture with Norges Bank Investment Management (“NBIM”) and has an initial term of 15 years, which may be extended for an additional 15-year period. At closing, the venture acquired a portfolio of 195 properties from us for an aggregate purchase price of €2.3 billion ($3.0 billion). PELP acquired additional properties from us during 2013.

•

In November, we extended the relationship with our partner in China and formed Prologis China Logistics Venture 2. The venture is expected to build, acquire and manage properties in China. The venture has potential investment capacity of over $1 billion, including $588 million of committed equity of which $88 million is our share.

•

We announced the formation of Prologis U.S. Logistics Venture (“USLV”) with NBIM in December. We closed on the venture in January 2014 with a contribution of 66 operating properties aggregating 12.8 million square feet for an aggregate purchase price $1.0 billion. These properties were acquired by us in June and August through the acquisition of our partners’ interests in two previous co-investment ventures (Prologis Institutional Alliance Fund II (“Fund II”) and Prologis North American Industrial Fund III (“NAIF III”), which are described below). We own 55% of the equity and the venture will be consolidated for accounting purposes due to the structure and voting rights of the venture.

•	We concluded four ventures (one in Japan, two in the United States and one in Mexico):

•	In connection with the wind down of Prologis Japan Fund I in June 2013, we purchased 14 properties from the venture and the venture sold the remaining six properties to NPR.

•

In June 2013, we acquired our partners’ interest in Fund II, a consolidated co-investment venture. Based on the venture’s cumulative returns to the investors, we earned a promote payment of approximately $18.8 million from the venture. The third party investors’ portion of the promote payment was $13.5 million, which is reflected as a component of noncontrolling interest in the Consolidated Statements of Operations in Item 8. The assets and liabilities associated with this venture were wholly owned at December 31, 2013, and were subsequently contributed to USLV in January 2014.

•

On August 6, 2013, NAIF III sold 73 properties to a third party for $427.5 million and we acquired our partners 80% interest in the venture, which included 18 properties. All debt of the venture was paid in full at closing. As a result of these combined transactions, we recorded a net gain of $39.5 million. The assets and liabilities associated with this venture were wholly owned at December 31, 2013, and were subsequently contributed to USLV in January 2014.

•

On October 2, 2013, we acquired our partner’s 78.4% interest in Prologis SGP Mexico (“SGP Mexico”) and began consolidating its operating properties with an estimated total fair value of $409.5 million.

•

During the year and including the initial formation of the two new ventures discussed above, we contributed a total of 235 development properties to five of our unconsolidated co-investment ventures and generated net proceeds and net gains of $6.2 billion and $416.0 million, respectively. In addition, we contributed a total of 19 properties acquired from third parties to three of our co-investment ventures and generated net proceeds and net gains of $337.4 million and $139.2 million, respectively.

•	We generated net proceeds of $785.6 million from the dispositions of land and 89 operating buildings to third parties and recognized a net gain of $125.4 million.

•

In addition to the transactions discussed above, we invested a total of $505.7 million of new commitments (with cash and through contributions) in our unconsolidated co-investment ventures, which includes increasing our investment in three ventures:

•	We increased our ownership interest in Prologis European Properties Fund II to 32.5%.

•	We increased our ownership interest in Prologis Targeted Europe Logistics Fund to 43.1%.

•	We increased our ownership interest in Prologis Targeted U.S. Logistics Fund to 25.9%.

•	In April, we issued 35.65 million shares of common stock in a public offering at a price of $41.60 per share, generating approximately $1.4 billion in net proceeds (“Equity Offering”).

•	In April, we redeemed $482.5 million of our preferred stock.

•

We had a significant amount of capital markets activity in 2013. As a result and in combination with our significant contribution and disposition activity, along with the Equity Offering, we decreased our total debt to $9.0 billion at December 31, 2013, from $11.8 billion at December 31, 2012. We extended our maturities and lowered our borrowing costs by issuing several series of new debt and repurchasing existing higher coupon debt. Details of debt activity are as follows:

•	We issued senior notes during 2013 as follows (dollars in thousands):

	Principal Amount	Effective Interest Rate	Maturity Date
Senior Note Issuance Date:
August 15, 2013	$850,000	4.25%	August 15, 2023
August 15, 2013	$400,000	2.75%	February 15, 2019
November 1, 2013	$500,000	3.35%	February 1, 2021
December 3, 2013	€700,000	3.00%	January 18, 2022

•	We used the proceeds of the newly issued debt to buy back debt of $1.5 billion through tender offers or private transactions, which resulted in a loss on early extinguishment of $180.7 million.

•

We repaid $1.6 billion of outstanding secured mortgage debt (with an average borrowing cost of 2.4%) with the proceeds from the contribution of properties, primarily to PELP and NPR, and we transferred $548.0 million of outstanding mortgage debt in connection with contributions. In addition, we used proceeds generated from property dispositions and the Equity Offering to repay $564.5 million in senior notes and $483.6 million in exchangeable senior notes. As a result of our repayment of debt, we recorded a loss on early extinguishment of $96.3 million.

•

All of this activity decreased our borrowing costs to 4.2% at December 31, 2013, from 4.4% at December 31, 2012, and increased the remaining maturity from 43 months to 58 months for the same period. Also, the issuance of the euro denominated debt and derivative contracts increased the percentage of our total equity denominated in U.S. dollar to 77%.

•

We commenced construction of 68 development projects on an owned and managed basis, aggregating 23 million square feet with a total expected investment of $1.8 billion (our share was $1.5 billion), including 27 projects (42% of our share of the total expected investment) that were 100% leased prior to the start of development. These projects had an estimated weighted average yield at stabilization of 7.6% and an estimated development margin of 19.1%. We used $445.3 million of land we already owned for these projects. We expect these developments to be completed by June 2015 or earlier.

•

We leased a total of 151.9 million square feet in our owned and managed portfolio and incurred average turnover costs (tenant improvements and leasing costs) of $1.42 per square foot. At December 31, 2013, our owned and managed operating portfolio was 95.1% occupied and 95.1% leased as compared to 94.0% occupied and 94.5% leased at December 31, 2012.

•

Our rent change on roll over was positive in each quarter in 2013 for our owned and managed portfolio, ranging from 2% to 6%. Rent change in our portfolio is continuing its upward trend and we expect to continue to see increases in our rents on rollover. During 2013, we retained 82.6% of customers whose leases were expiring.

Operational Outlook

The recovery of the logistics real estate market further strengthened and broadened globally during 2013. Operating fundamentals continued to improve and we believe this trend will continue as the leading indicators of industrial real estate are strong. Global trade is expected to grow 4.9% in 2014 and 5.4% in 2015 (a). Based on our own internal surveys, space utilization in our facilities continues to trend higher, which means our customers are short on capacity to handle their current needs and their future growth.

Market conditions in the U.S. are very favorable and an ongoing supply and demand imbalance exists (b). The industrial market absorbed 233 million square feet in 2013, the highest level since 2005 (b). By contrast, development completions amounted to only 67 million square feet resulting in a demand imbalance of 166 million square feet, the highest on record (b). These conditions have driven U.S. market vacancy to a new record low of 7.2% (b). As customer demand remains active and supply pipelines are below historical norm, we expect vacancy to continue to decline and rental rates to continue to increase in 2014.

Operating conditions in our Latin American markets are positive and have outperformed uneven macroeconomic growth in 2013. In Mexico, demand has continued to recover and the market occupancy rate across the six largest logistics markets (Mexico City, Monterrey,

Guadalajara, Juarez, Reynosa and Tijuana) was 91.6% at the end of 2013, up 100 basis points from the prior year, based on internally generated data. In Brazil, despite a slowing economy, we believe it is an underserved logistics market and there is strong demand for modern logistics facilities as companies serve the growing consumer market.

In Europe, we believe we have seen the end of recessionary conditions in most countries. Customer sentiment continues to improve and broaden, which is translating into meaningful demand. Evidence for this includes pan-European market occupancy of 91.3%, higher than the level achieved in 2007 (c). The occupancy rate rose 1.0% in 2013 and we expect further gains in 2014. Economic momentum turned positive in 2013 and brighter macroeconomic prospects appear to be generating demand for logistics facilities, in our view. Our research indicates new starts for speculative development are near historic low levels. We expect net effective rents to continue to increase and the recovery to broaden to more of our markets. We believe high occupancy and rent growth, combined with declining capitalization rates will lead to a strong recovery in European industrial real estate values.

Expansionary market conditions are evident in our Asian markets. The availability of Class-A distribution space remains highly constrained and net effective rents are rising. In Japan, vacancy rates remain below 3% (a), and there is upward pressure on rents, especially in Tokyo and Osaka, as these markets have absorbed new deliveries. Increasing development costs, driven by higher land and construction pricing, are expected to keep new supply in balance. Demand in China is accelerating and we see new requirements from retailers and e-commerce customers. Low vacancy conditions continue to lead to outsized rental rate growth, in our view. Land availability has been constrained but appears to be improving. Barriers to supply continue to drive rents ahead of inflation, and we believe that we are well positioned with our development platform to meet this accelerating demand.

We believe elevated occupancy rates across our markets, coupled with the still-gradual pickup in new construction starts, are leading to notable increases in replacement-cost rents and effective rents. We expect to use our strategic land positions to support increased development activity in this environment. Our development business comprises speculative development, build-to-suit development, value-added conversions and redevelopment. We will develop directly and within our co-investment ventures, depending on location, market conditions, submarkets or building sites and availability of capital.

(a)	according to the International Monetary Fund.

(b)	according to CB Richard Ellis-Econometric Advisors (“CBRE”).

(c)	according to CBRE, Jones Lang LaSalle and DTZ.

Results of Operations

Real Estate Operations Segment

The rental income and rental expense we recognize is directly impacted by our consolidated operating portfolio. As mentioned earlier, we have had significant real estate activity during the last several years that has impacted the size of our portfolio. In addition, the operating fundamentals in our markets have been improving, which has impacted both the occupancy and rental rates we have experienced, as well as fueling development activity. Also included in this segment is revenue from land we own and lease to customers under ground leases and development management and other income, offset by acquisition, disposition and land holding costs. The results of properties sold to third parties have been reclassified to Discontinued Operations for all periods presented. Net operating income from the Real Estate Operations segment for the years ended December 31, was as follows (dollars in thousands):

	2013	2012	2011
Rental and other income	$1,239,496	$1,469,419	$1,026,825
Rental recoveries	331,518	364,320	257,327
Rental and other expenses	(478,920)	(517,795)	(372,719)

Net operating income - Real Estate Operations segment	$1,092,094	$1,315,944	$911,433

Operating margin	69.5%	71.8%	71.0%
Average occupancy	93.6%	92.6%	89.9%

Detail of our consolidated operating properties as of December 31, was as follows (square feet in thousands):

	2013	2012	2011
Number of properties	1,610	1,853	1,797
Square Feet	267,097	316,347	291,051
Occupied %	94.9%	93.7%	91.4%

Below are the key drivers that have influenced the net operating income (“NOI”) of this segment:

•

We contributed a significant amount of properties into our unconsolidated co-investment ventures during 2013. We generally used the proceeds from these contributions to repay debt and to fund future growth. As a result of the contributions of properties we made in 2013, our NOI decreased $299.4 million in 2013 from 2012. The net change in NOI from 2011 to 2012 related to contributions of properties during these periods was not significant. Since we have an ongoing ownership interest in these ventures, the results remain in Continuing Operations in the Consolidated Statements of Operations in Item 8. In addition to the decrease in NOI in this segment during 2013, we recognized a decrease in Interest Expense and an increase in Investment Management Income and Earnings from Unconsolidated Entities due to our continuing ownership in and management of these properties.

•	We completed the Merger and PEPR Acquisition during 2011 and as a result, NOI increased $216.1 million in 2012 from 2011 ($293.6 million in rental income and $77.5 million in rental expense).

•

Occupancy of the operating properties has continued to increase. In our Real Estate Operations segment, we leased a total of 87.6 million square feet and incurred average turnover costs of $1.71 per square foot. This compares to 2012, when we leased 92.4 million square feet with turnover costs of $1.41 per square feet. The increase in turnover costs is due to the longer term and higher value on the leases signed, resulting in higher leasing commissions.

•

We calculate the change in effective rental rates on leases signed during the quarter as compared to the previous rent on that same space. Rental rate change on rollover (in our total owned and managed operating portfolio) was negative for all periods in 2012 and 2011. Rental change on rollover was positive in all four quarters of 2013 and has continued to increase. Generally we believe that market rents are continuing to increase and the majority of leases that are rolling were put in place at the low end of the cycle. In addition, many of our leases have rent increases throughout the lease term that are based on the consumer price index and are therefore not included in rent leveling and increase the rental revenue we recognize.

•	We rationalized and acquired properties or a controlling interest in several of our unconsolidated co-investment ventures:

•	2013 — aggregated total portfolio of $1.1 billion and 16.3 million square feet; and

•	2012 — aggregated total portfolio of $2.3 billion and 46.3 million square feet.

•

We have also increased the size of our portfolio through acquisition activity and development activity. After the development properties are stabilized, we may contribute them to co-investment ventures or we may continue to hold and operate within our consolidated portfolio depending on various factors, including geography and market conditions. We expect to continue to increase our consolidated portfolio through both acquisition and development activity in the future.

•

Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 73.4%, 74.2% and 73.8% of total rental expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

Investment Management Segment

The net operating income from the Investment Management segment, representing fees and incentives earned for services performed reduced by Investment Management expenses (direct costs of managing these entities and the properties they own), for the years ended December 31 was as follows (dollars in thousands):

	2013	2012	2011
Net operating income — Investment Management Segment:
Americas:
Asset management and other fees	$52,030	$55,448	$60,240
Leasing commissions, acquisition and other transaction fees	14,078	13,974	16,632
Incentive returns	6,366	-	-
Investment management expenses	(53,689)	(37,785)	(34,228)

Subtotal Americas	18,785	31,637	42,644
Europe:
Asset management and other fees	53,190	32,951	34,934
Leasing commissions, acquisition and other transaction fees	10,604	4,096	11,153
Investment management expenses	(22,531)	(15,348)	(15,379)

Subtotal Europe	41,263	21,699	30,708
Asia:
Asset management and other fees	29,861	19,026	14,585
Leasing commissions, acquisition and other transaction fees	13,343	1,284	75
Investment management expenses	(13,059)	(10,687)	(5,355)

Subtotal Asia	30,145	9,623	9,305

Net operating income — Investment Management segment	$90,193	$62,959	$82,657

Operating Margin	50.3%	49.7%	60.1%

We had the following unconsolidated co-investment ventures under management as of December 31 (square feet and gross book value in thousands):

	2013	2012	2011
Americas:
Number of ventures	4	6	10
Square feet	108,537	127,455	190,541
Gross book value	$8,252,983	$9,190,638	$12,966,744
Europe:
Number of ventures	4	3	3
Square feet	132,876	70,294	67,088
Gross book value	$11,880,603	$6,670,689	$6,261,114
Asia:
Number of ventures	2	2	2
Square feet	22,880	11,004	10,123
Gross book value	$3,697,179	$1,764,608	$2,039,881
Total:
Number of ventures	10	11	15
Square feet	264,293	208,753	267,752
Gross book value	$23,830,765	$17,625,935	$21,267,739

Investment management income fluctuates due to the number and size of co-investment ventures that are under management. As noted earlier, we have formed some new ventures and we have acquired the controlling interest in several co-investment ventures, which results in us owning the properties and reporting them in our consolidated results. In addition, the Merger resulted in the addition of several ventures during 2011.

The direct costs associated with our Investment Management segment totaled $89.3 million, $63.8 million, and $55.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in the line item Investment Management Expenses in the Consolidated Statements of Operations in Item 8. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Investment Management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Investment Management Expenses), by using the square feet owned by the respective portfolios. The increase in Investment Management Expenses in 2013 was due to the addition of PELP and NPR and additional expense related to the incentive returns we recognized in 2013, offset somewhat by the conclusion of several ventures. The increase in Investment Management Expenses in 2012 was due to the increased investment management platform and infrastructure that was part of the Merger, offset partially with a decline due to the consolidation of PEPR in June 2011 and the acquisition of three of our co-investment ventures in 2012; Prologis North American Industrial Fund II, Prologis California and Prologis North American Fund 1 (collectively the “2012 Co-Investment Venture Acquisitions”).

We expect the net operating income of this segment to increase in 2014 due to NPR and PELP and the increased size of the existing ventures through acquisitions from us and third parties, as well as increased incentive returns.

See Note 5 to the Consolidated Financial Statements in Item 8 for additional information on our unconsolidated entities.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the years ended December 31 consisted of the following (in thousands):

	2013	2012	2011
Gross overhead	$434,933	$394,845	$332,632
Less: rental expenses	(32,918)	(35,954)	(24,741)
Less: investment management expenses	(89,278)	(63,820)	(54,962)
Capitalized amounts	(83,530)	(67,003)	(57,768)

G&A expenses	$229,207	$228,068	$195,161

The increase in G&A expenses and the various components from 2012 to 2013 was principally due to increased infrastructure to accommodate our growing business. In 2013, the gross book value for our owned and managed portfolio increased $1.4 billion to $45.5 billion at December 31, 2013. As discussed above, we allocate a portion of our G&A expenses that relate to property management functions to our Real Estate Operations segment and our Investment Management segment.

The increase in G&A expenses and the various components from 2011 to 2012 was due principally to the larger infrastructure associated with the combined company following the Merger and the PEPR Acquisition.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other general and administrative costs. The capitalized G&A costs for the years ended December 31, were as follows (in thousands):

	2013	2012	2011
Development activities	$64,113	$42,417	$34,301
Leasing activities	18,301	23,183	21,390
Costs related to internally developed software	1,116	1,403	2,077

Total capitalized G&A expenses	$83,530	$67,003	$57,768

For the years ended December 31, 2013, 2012 and 2011, the capitalized salaries and related costs represented 23.7%, 20.3%, and 20.0%, respectively, of our total salaries and related costs. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses.

Our development activity has increased over the last three years and therefore our capitalized costs have increased. We began consolidated development projects with a total expected investment of $1.4 billion, $1.3 billion (nearly half of which was started in the fourth quarter) and $0.8 billion during 2013, 2012, and 2011 respectively.

Depreciation and Amortization

Depreciation and amortization was $648.7 million, $724.3 million and $542.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease from 2012 to 2013 is primarily due to less depreciation as a result of contributions of properties, offset slightly by additional depreciation and amortization from completed and leased development properties and increased leasing activity. The increase from 2011 to 2012 is due to additional depreciation and amortization expenses associated with the assets (including intangible assets) acquired in the Merger and PEPR Acquisition during the second quarter of 2011 and the 2012 Co-Investment Venture Acquisitions, as well as completed and leased development properties and additional leasing and capital improvements in our operating properties.

Merger, Acquisition and Other Integration Expenses

We incurred significant transaction, integration and transitional costs related to the Merger and PEPR Acquisition during 2011 and 2012. See Note 14 to the Consolidated Financial Statements in Item 8 for more detail on these expenses.

Impairment of Real Estate Properties

During 2012 and 2011, we recognized impairment charges of real estate properties in continuing operations of $252.9 million and $21.2 million, respectively, due to our change of intent to no longer hold these assets for long-term investment. In 2012, these impairment charges related to our planned contribution of properties to PELP ($135.3 million), land parcels that we expected to sell to third parties ($88.9 million) and operating buildings we expected to contribute or sell ($28.7 million). See Notes 2 and 15 to the Consolidated Financial Statements in Item 8 for more detail on the process we took to value these assets and the related impairment charges recognized.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities of $97.2 million, $31.7 million and $59.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our total owned and managed portfolio. We have had significant changes in the co-investment ventures in which we have an ownership interest that has impacted the earnings we recognized. See discussion of our co-investment ventures above in the Investment Management segment discussion and in Note 5 to the Consolidated Financial Statements in Item 8 for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense from continuing operations included the following components (in thousands) for the years ended December 31:

	2013	2012	2011
Gross interest expense	$471,923	$578,518	$498,518
Amortization of discount (premium), net	(39,015)	(36,687)	228
Amortization of deferred loan costs	14,374	16,781	20,476

Interest expense before capitalization	447,282	558,612	519,222
Capitalized amounts	(67,955)	(53,397)	(52,651)

Net interest expense	$379,327	$505,215	$466,571

Gross interest expense decreased in 2013 compared to 2012 due to lower debt levels. In 2013, we decreased our debt by $2.8 billion to $9.0 billion at December 31, 2013.

Gross interest expense increased in 2012 compared to 2011 due to higher debt levels as a result of the Merger, the PEPR Acquisition and the 2012 Co-Investment Venture Acquisitions, offset slightly by lower effective borrowing costs.

Our weighted average effective interest rate was 4.7%, 4.6% and 5.6% for the years ended December 31, 2013, 2012 and 2011, respectively. During 2012 and 2013, we issued new debt with lower borrowing costs and used the proceeds to pay down or buy back our higher cost debt resulting in a weighted average effective interest rate of 4.2% as of December 31, 2013.

Our future interest expense, both gross interest and the portion capitalized, will vary depending on, among other things, our effective borrowing rate and the level of our development activities.

See Note 9 to the Consolidated Financial Statements in Item 8 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

In 2013, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $597.7 million, primarily related to contributions of operating properties to our unconsolidated entities. We received proceeds of $6.7 billion from the contribution of 254 properties aggregating 71.5 million square feet.

In 2012, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $305.6 million, which included $294.2 million of gains related to three 2012 co-investment ventures we acquired. The contributions of operating properties to our unconsolidated entities in 2012 resulted in cash proceeds of $381.9 million and net gains of $11.4 million.

During 2011, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $111.7 million. This included gains recognized in the second quarter related to the PEPR Acquisition ($85.9 million) and the acquisition of our partner’s interest in one of our other unconsolidated ventures in Japan ($13.5 million). The contributions of operating properties to our unconsolidated entities in 2011 resulted in cash proceeds of $590.8 million and net gains of $12.3 million.

If we realize a gain on contribution of a property to an unconsolidated entity, we recognize the portion attributable to the third party ownership in the entity. If we realize a loss on contribution, we recognize the full amount as soon as it is known. Due to our continuing involvement through our ownership in the unconsolidated entity, these dispositions are not included in discontinued operations.

Foreign Currency and Derivative Gains (Losses), Net

We and certain of our foreign consolidated subsidiaries may have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our third party and intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Loss, Net in the Consolidated Statements of Comprehensive Income (Loss). This treatment is applicable to third party debt that is designated as a hedge of our net investment and intercompany debt that is deemed to be long-term in nature.

If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. We recognized net foreign currency exchange gains of $9.2 million and $7.4 million in 2013 and 2012, respectively, and losses of $5.9 million in 2011, related to the settlement and remeasurement of debt. Predominantly the gains or losses recognized in earnings relate to the remeasurement of intercompany loans between the United States parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollar to the euro, Japanese yen and British pound sterling. In addition, we recognized net foreign currency exchange losses of $0.6 million and $5.6 million, and gains of $2.1 million from the settlement of transactions with third parties in 2013, 2012 and 2011, respectively.

We recognized unrealized losses of $42.2 million (which included an adjustment to the amortization of a discount associated with a derivative instrument in the fourth quarter of 2013) and $22.3 million in 2013 and 2012, respectively, and an unrealized gain of $45.0 million in 2011 on the derivative instrument (exchange feature) related to our exchangeable senior notes, which became exchangeable at the time of the Merger.

Gains (Losses) on Early Extinguishment of Debt, Net

During the years ended December 31, 2013, 2012 and 2011, we purchased portions of several series of senior notes, senior exchangeable notes and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of losses of $277.0 million and $14.1 million in 2013 and 2012, respectively, and gains of $0.3 million in 2011. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees. Included in this amount in 2012 are losses that were included in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income (Loss) in Item 8 related to hedge transactions and were deemed unrecoverable in the fourth quarter of 2012. These hedges were associated with debt that was repaid before maturity with the proceeds from the contributions to PELP in early 2013. See Note 9 to the Consolidated Financial Statements in Item 8 for more information regarding our debt repurchases.

Impairment of Other Assets

We recorded impairment charges in 2011 of $126.4 million on certain of our investments in and advances to unconsolidated entities, notes receivable and other assets, as we believed the decline in fair value to be other than temporary or we did not believe these amounts to be recoverable based on the present value of the estimated future cash flows associated with these assets, including estimated sales proceeds.

See Notes 2 and 15 to the Consolidated Financial Statements in Item 8 for further information on our process with regard to analyzing the recoverability of other assets.

Income Tax Benefit (Expense)

During the years ended December 31, 2013, 2012 and 2011, our current income tax expense was $126.2 million, $17.9 million and $21.6 million. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. The majority of the current income tax expense in 2013 relates to asset sales and contributions of certain properties that were held in foreign entities or taxable REIT subsidiaries.

In 2013, 2012 and 2011, we recognized a net deferred tax benefit of $19.4 million, $14.3 million and $19.8 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the United States or in foreign jurisdictions.

Our income taxes are discussed in more detail in Note 16 to the Consolidated Financial Statements in Item 8.

Discontinued Operations

Earnings from discontinued operations were $123.5 million, $75.9 million and $117.0 million for 2013, 2012 and 2011, respectively. Discontinued operations represent the results of operations of properties that have been sold to third parties or that are held for sale for all periods presented, along with the related gain or loss on sale. The results of operations that have been classified as discontinued operations are reported separately in the Consolidated Financial Statements in Item 8.

See Notes 4 and 8 to the Consolidated Financial Statements in Item 8 for further details on what is reported as discontinued operations.

Other Comprehensive Income (Loss) – Foreign Currency Translation Losses, Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Foreign Currency Translation Losses, Net in the Consolidated Statements of Comprehensive Income (Loss) in Item 8.

During 2013, we recorded unrealized losses of $234.7 million related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. This included approximately $190 million of foreign currency translation losses on the properties contributed to PELP and NPR due to the weakening of the euro and Japanese yen, respectively, to the U.S. dollar from December 31, 2012, through the date of the contributions. In addition we recorded net unrealized losses in 2013 due to the weakening of the Japanese yen to the U.S. dollar. During 2012, we recorded unrealized net losses of $79.0 million as the Japanese yen weakened relative to the U.S. dollar by 10.1% from December 31, 2011 to December 31, 2012, offset slightly by the euro and British pound sterling slightly strengthening against the U.S. dollar during the same period. During 2011, we recorded unrealized net losses of $192.6 million as the euro and British pound sterling remained relatively flat from December 31, 2010 to December 31, 2011, but both weakened relative to the U.S. dollar from the Merger and PEPR Acquisition date to December 31, 2011. These losses were offset slightly by the strengthening of the Japanese yen relative to the U.S. dollar during 2011.

Portfolio Information

Our total owned and managed portfolio includes operating industrial properties and does not include properties under development or properties held for sale and was as follows as of December 31 (square feet in thousands):

	2013		2012		2011
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,610	267,097	1,853	316,347	1,797	291,051
Unconsolidated	1,323	264,293	1,163	208,753	1,403	267,752

Totals	2,933	531,390	3,016	525,100	3,200	558,803

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio, and properties owned by the co-investment ventures (accounted for on the equity method) that are managed by us (referred to as “unconsolidated entities”) in our same store analysis. We have defined the same store portfolio, for the three months ended December 31, 2013, as those properties that were in operation at January 1, 2012, and have been in operation throughout the same three-month periods in both 2013 and 2012. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended December 31, 2013, included 489.8 million of aggregated square feet.

The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income and recoveries less rental expenses) for the full year, as included in the Consolidated Statements of Operations in Item 8, to the respective amounts in our same store portfolio analysis for the three months ended December 31, (dollars in thousands).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year

2013
Rental income and rental recoveries	$444,144	$363,956	$372,185	$379,208	$1,559,493
Rental expenses	130,354	109,837	106,811	104,936	451,938

Net operating income	$313,790	$254,119	$265,374	$274,272	$1,107,555

2012
Rental income and rental recoveries	$433,984	$459,290	$460,213	$470,294	$1,823,781
Rental expenses	115,674	123,248	124,401	127,916	491,239

Net operating income	$318,310	$336,042	$335,812	$342,378	$1,332,542

	For the Three Months Ended December 31,
	2013	2012	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per the Consolidated Statements of Operations	$301,627	$378,184
Rental recoveries per the Consolidated Statements of Operations	77,581	92,110
Adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(29,856)	(22,691)
Effect of changes in foreign currency exchange rates and other	(1,275)	(4,215)
Unconsolidated entities:
Rental income	409,482	308,012

Same store portfolio – rental income (2)(3)	$757,559	$751,400	0.8%
Rental Expenses (1)(4)
Consolidated:
Rental expenses per the Consolidated Statements of Operations	$104,936	$127,916
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(8,866)	(6,521)
Effect of changes in foreign currency exchange rates and other	4,777	516
Unconsolidated entities:
Rental expenses	95,997	83,644

Adjusted same store portfolio – rental expenses (3)(4)	$196,844	$205,555	(4.2)%
Net Operating Income (1)
Consolidated:
Net operating income per the Consolidated Statements of Operations	$274,272	$342,378
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(20,990)	(16,170)
Effect of changes in foreign currency exchange rates and other	(6,052)	(4,731)
Unconsolidated entities:
Net operating income	313,485	224,368

Adjusted same store portfolio – net operating income (3)	$560,715	$545,845	2.7%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated entities (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the unconsolidated entities, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included in “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include activity of both our consolidated industrial properties and those owned by our unconsolidated entities (accounted for on the equity method) and managed by us.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership, we expect our primary cash needs will consist of the following:

•

repayment of debt including payments on our credit facilities and scheduled principal payments in 2014 of $330 million, which does not include a $536 million senior term loan that was extended in January 2014 until 2015;

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

(a)	As of December 31, 2013, we had 57 properties in our development portfolio that were 54.3% leased with a current investment of $1.1 billion and a total expected investment of $1.9 billion when completed and leased, leaving $0.8 billion remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($491.1 million at December 31, 2013);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures, including the contribution of 66 operating properties we made to USLV in January 2014;

•	borrowing capacity under our current credit facility arrangements discussed below ($1.7 billion available as of December 31, 2013), other facilities or borrowing arrangements;

•

proceeds from the issuance of equity securities, including through an at-the-market offering program (we have an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis). We have not issued any shares of common stock under this program; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

As of December 31, 2013, we had $9.0 billion of debt with a weighted average interest rate of 4.2% and a weighted average maturity of 58 months. During 2013, we decreased our debt $2.8 billion, reduced our borrowing costs and lengthened the maturities (was $11.8 billion, 4.4% and 43 months, respectively, as of December 31, 2012) principally with the proceeds from the contribution and the sale of properties and the Equity Offering. We also issued $2.7 billion of senior notes during 2013 and used the proceeds to repay $1.7 billion of senior notes and balances on our credit facilities.

As of December 31, 2013, we had credit facilities with an aggregate borrowing capacity of $2.5 billion, of which $1.7 billion was available remaining capacity.

As of December 31, 2013, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

See Note 9 to the Consolidated Financial Statements in Item 8 for further information on our debt.

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

The following table is a summary of remaining equity commitments as of December 31, 2013 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$294.8	$294.8	Various
Prologis Targeted Europe Logistics Fund	136.0	183.4	319.4	June 2015
Prologis European Properties Fund II	12.0	154.9	166.9	September 2015
Europe Logistics Venture 1	25.7	145.8	171.5	December 2014
Prologis European Logistics Partners	255.7	255.7	511.4	February 2016
Prologis China Logistics Venture 1	61.7	349.6	411.3	March 2015
Prologis China Logistics Venture 2	88.2	500.0	588.2	November 2017

Total Unconsolidated	$579.3	$1,884.2	$2,463.5
Brazil Fund (1)	$56.9	$56.9	$113.8	December 2017

Total Consolidated	$56.9	$56.9	$113.8

Grand Total	$636.2	$1,941.1	$2,577.3

(1)	Equity commitments are denominated in Brazilian real and called and reported in U.S. dollars. During 2013, to fund development the venture called capital of $99.6 million, of which $49.8 million was from third parties and $49.8 million was our share.

For more information on our unconsolidated co-investment ventures, see Note 5 to the Consolidated Financial Statements in Item 8.

Cash Provided by Operating Activities

Net cash provided by operating activities was $485.0 million, $463.5 million and $207.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011, cash provided by operating activities was less than the cash dividends paid on common and preferred stock by $88.9 million, $104.3 million and $207.0 million, respectively. We used a portion of the cash proceeds from the disposition of real estate properties ($5.4 billion in 2013, $2.0 billion in 2012 and $1.6 billion in 2011) to fund dividends on common and preferred stock not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the years ended December 31, 2013, 2012 and 2011, investing activities provided net cash of $2.3 billion and $529.6 million and used net cash of $233.1 million, respectively. The following are the significant activities for all periods presented:

•

We generated cash from contributions and dispositions of properties and land parcels of $5.4 billion in 2013, $2.0 billion in 2012 and $1.6 billion in 2011. The increase in 2013 is primarily due to the initial contribution of real estate properties in the first quarter of 2013 to our new co-investment ventures, PELP and NPR, that generated cash proceeds of $1.3 billion and $1.9 billion, respectively. In 2013, we disposed of land and 89 operating properties to third parties and contributed 254 operating properties to unconsolidated co-investment ventures. In 2012, we disposed of land and 200 operating properties to third parties and contributed 25 operating properties to unconsolidated co-investment ventures. In 2011, we disposed of land and 94 operating properties to third parties that included the majority of our non-industrial assets and contributed 57 operating properties to unconsolidated co-investment ventures.

•

In 2013, 2012 and 2011, we invested $845.2 million, $793.3 million and $811.0 million, respectively, in real estate development and leasing costs for first generation leases. We have 46 properties under development and 11 properties that are completed but not stabilized as of December 31, 2013, and we expect to continue to develop new properties as the opportunities arise.

•

We invested $228.0 million, $214.2 million and $144.1 million in our operating properties during 2013, 2012 and 2011, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

In 2013, we paid net cash of $678.6 million to acquire our partners’ interest in NAIF III and SGP Mexico. In connection with the acquisition of NAIF II in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million. The loan repayment was reduced by the cash acquired in the consolidation of NAIF II. Also in 2012, we paid $47.8 million in connection with the acquisition of two of our unconsolidated co-investment ventures.

•

In 2013, we acquired 536 acres of land and 26 operating properties for a combined total of $514.6 million, which includes properties acquired in connection with the wind-down of Prologis Japan Fund I. In 2012, we acquired 1,537 acres of land and 12 operating properties for a combined total of $254.4 million. In 2011, we acquired 78 acres of land and 8 operating properties for a combined total of $214.8 million.

•

In 2013, 2012 and 2011, we invested cash of $1.2 billion, $165.0 million and $37.8 million, respectively, in our unconsolidated entities, net of repayment of advances by the entities. Our investment in 2013 principally relates to our investment in NPR of $411.5 million, Prologis Targeted Europe Logistics Fund of $210.2 million, Prologis European Properties Fund II of $167.2 million, PELP of $162.3 million, the Brazil Fund and related joint ventures of $111.5 million and Prologis Targeted U.S. Logistics Fund of $104.8 million. See Note 5 to the Consolidated Financial Statements for more detail on these investments.

•

We received distributions from unconsolidated entities as a return of investment of $411.9 million, $291.7 million and $170.2 million during 2013, 2012 and 2011, respectively. We received $106.3 million in connection with the wind down of Prologis Japan Fund I in 2013. During 2012, we received $95.0 million, which represented a return of capital, from one of our other joint ventures that held a note receivable that was repaid during the quarter.

•	In 2012, we received a full redemption of a $55.0 million note receivable that was issued in 2011 through the sale of non-industrial assets.

•	In connection with the Merger in 2011, we acquired $234.0 million in cash.

•

In 2011, we used $1.0 billion of cash to purchase units in PEPR. The acquisition was funded with borrowings on a new €500 million bridge facility (“PEPR Bridge Facility”), put in place for the acquisition, and borrowings under our other credit facilities that were subsequently paid from our equity offering in 2011 (see below for more detail).

For the years ended December 31, 2013, 2012 and 2011, financing activities used net cash of $2.4 billion and $1.1 billion and provided net cash of $163.3 million, respectively. The following are the significant activities for all periods presented:

•

In April 2013, we received net proceeds of $1.4 billion from the issuance of 35.65 million shares of common stock. In June 2011, we completed an equity offering and issued 34.5 million shares of common stock and received net proceeds of approximately $1.1 billion.

•

We generated proceeds from the issuance of common stock under our incentive stock plans, principally stock options, of $22.4 million and $31.0 million in 2013 and 2012, respectively. We had minimal activity in 2011.

•	In 2013, we paid $482.5 million to redeem all of the outstanding series L, M, O, P, R and S of preferred stock.

•

We paid distributions of $552.2 million, $520.3 million and $387.1 million to our common stockholders during 2013, 2012 and 2011, respectively. We paid dividends on our preferred stock of $21.7 million, $47.6 million, and $27.0 million during 2013, 2012 and 2011, respectively.

•

In 2013, we purchased our partners’ interest in Fund II for $245.8 million. In 2012, we purchased an additional interest in PEPR for $117.3 million, Fund II for $14.1 million, and our partner’s interest in certain properties in the Brazil Fund and related joint ventures of $4.4 million. Additionally in 2013 and 2012, limited partners in the Operating Partnership redeemed units for cash of $4.9 million and $5.8 million, respectively.

•

In 2013, 2012 and 2011, partners in consolidated co-investment ventures made contributions of $145.5 million, $70.8 million and $123.9 million, respectively, primarily for the purchase of real estate properties by Mexico Fondo Logistico and development within the Brazil Fund and related joint ventures.

•

In 2013, 2012, and 2011, we distributed $116.0 million, $44.1 million, and $17.4 million to various noncontrolling interests, respectively. The distribution in 2013 includes cash distributions of $40.6 million to our partners in Prologis AMS due to the disposition of a portfolio of properties.

•

In 2013, we incurred $3.6 billion of debt principally senior notes and term loan. In 2012, we incurred $1.4 billion of debt, principally secured mortgage debt and senior term loan. In 2011, we incurred $577.9 million in secured mortgage debt and borrowed $721.0 million on the PEPR Bridge Facility. See Note 9 to the Consolidated Financial Statements for more detail on the senior note issuances in 2013.

•

During 2013, we extinguished senior notes and secured mortgage debt for $4.0 billion, of which $1.6 billion is the repayment of outstanding secured mortgage debt primarily with the proceeds received from contributions of properties to PELP and NPR and $2.4 billion is the repayment of senior notes. During 2012 and 2011, we extinguished certain senior notes, exchangeable senior notes, secured mortgage debt, senior term loans and other debt for $1.7 billion and $894.2 million, respectively.

•

We made payments of $2.0 billion, $196.7 million and $975.5 million on regularly scheduled debt principal and maturity payments during 2013, 2012 and 2011, respectively. In 2013, we repaid $355.3 million of outstanding senior notes, $483.6 million of exchangeable senior notes and $135.9 million of secured mortgage debt. Also in 2013, we made payments of $899.0 million on the senior term loan. In 2011, we used $711.8 million in proceeds from our equity offering to repay the amounts borrowed under the PEPR Bridge Facility. Additionally, 2011 activity included the repayment of €101.3 million ($146.8 million) of the euro notes that matured in April 2011.

•	We made net payments of $93.1 million and $37.6 million in 2013 and 2011, respectively, on our credit facilities and received net proceeds of $9.1 million in 2012 from our credit facilities.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at December 31, 2013, of $4.3 billion. These unconsolidated ventures had total third party debt of $7.7 billion (in the aggregate, not our proportionate share) at December 31, 2013. This debt is primarily secured or collateralized by properties within the venture and is non-recourse to Prologis or the other investors in the co-investment ventures and matures as follows (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter	Discount/ Premium	Total (1)	Prologis Ownership % at 12/31/13
Prologis Targeted U.S. Logistics Fund	$20.0	$185.1	$166.5	$164.2	$298.8	$824.2	$14.0	$1,672.8	25.9%
Prologis North American Industrial Fund	-	108.7	444.1	205.0	165.5	188.9	-	1,112.2	23.1%
Prologis Mexico Industrial Fund	-	-	-	214.1	-	-	-	214.1	20.0%
Prologis Targeted Europe Logistics Fund	31.8	241.8	4.6	4.7	97.5	115.0	2.9	498.3	43.1%
Prologis European Properties Fund II (2)	430.8	343.1	216.7	67.5	415.1	518.2	(3.5)	1,987.9	32.5%
Prologis European Logistics Partners (3)	288.0	-	220.4	-	-	-	3.6	512.0	50.0%
Nippon Prologis REIT	46.2	-	222.0	22.1	286.0	958.9	-	1,535.2	15.1%
Prologis China Logistics Venture 1	-	-	180.0	-	-	-	-	180.0	15.0%

Total co-investment ventures	$816.8	$878.7	$1,454.3	$677.6	$1,262.9	$2,605.2	$17.0	$7,712.5

(1)	As of December 31, 2013, we did not guarantee any third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.

(2)	We expect that the co-investment venture will refinance or repay 2014 maturities through available cash and the issuance of new debt.

(3)	We expect that the co-investment venture will repay 2014 maturities through available cash or equity contributions from partners.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2013 as follows (in millions):

	Payments Due By Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Debt obligations, other than credit facilities and exchangeable debt (1)	$866	$1,543	$1,521	$3,855	$7,785
Interest on debt obligations, other than credit facilities and exchangeable debt	346	617	421	435	1,819
Exchangeable debt	-	460	-	-	460
Interest on exchangeable debt	15	3	-	-	18
Amounts due on credit facilities	-	-	725	-	725
Interest on credit facilities	9	18	13	-	40
Unfunded commitments on the development portfolio (2)	614	188	-	-	802
Operating lease payments	36	60	44	227	367

Total	$1,886	$2,889	$2,724	$4,517	$12,016

(1)	Included in amounts due in less than one year is a $536 million term loan that was extended to 2015 in January 2014.

(2)	We had properties in our development portfolio (completed and under development) at December 31, 2013, with a total expected investment of $1.9 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs that we will incur as the property is leased.

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

In 2013 and 2012, we paid a quarterly cash dividend of $0.28 per common share. Our future common stock dividends may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At December 31, 2013, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates and assumptions about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the accounting policies discussed in Note 2 to the Consolidated Financial Statements in Item 8, those presented below have been identified by us as critical accounting policies.

Impairment of Long-Lived Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change. Fair value is determined through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of a real estate property that we expect to hold is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. At the time our intent changes to dispose of one of our real estate properties, we compare the carrying value of the property to the estimated proceeds from disposition. If there is an impairment, we record an impairment for any excess including costs to sell.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment of our long-lived assets.

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

Revenue Recognition – Gains on Disposition of Real Estate

We recognize gains from the contributions and sales of real estate assets, generally at the time the title is transferred, consideration is received and we no longer have substantial continuing involvement with the real estate sold. In many of our transactions, an entity in which we have an ownership interest will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the entity that acquires the assets. We also make judgments regarding recognition in earnings of certain fees and incentives earned for services provided to these entities based on when they are earned, fixed and determinable.

Business Combinations

We acquire individual properties, as well as portfolios of properties, or businesses. We may also acquire a controlling interest in an entity previously accounted for under the equity method of accounting. When we acquire a business or individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt, intangible assets related to above and below market leases, value of costs to obtain tenants, deferred tax liabilities and other assumed assets and liabilities in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often times is based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may also include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. In the case of an acquisition of a controlling interest in an entity previously accounted for under the equity method of accounting, this allocation may result in a gain or a loss. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

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

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 8.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales, along with impairment charges, of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses (including impairment charges) from dispositions of land and development properties, as well as our proportionate share of the gains and losses (including impairment charges) from dispositions of development properties recognized by our unconsolidated entities, in our definition of FFO.

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

(v)	mark-to-market adjustments and related amortization of debt discounts associated with derivative financial instruments.

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

Core FFO

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and non-recurring items that we recognized directly or our share of these items recognized by our unconsolidated entities to the extent they are included in FFO, as defined by Prologis:

(i)	gains or losses from acquisition, contribution or sale of land or development properties;

(ii)	income tax expense related to the sale of investments in real estate and third-party acquisition costs related to the acquisition of real estate;

(iii)	impairment charges recognized related to our investments in real estate generally as a result of our change in intent to contribute or sell these properties;

(iv)	gains or losses from the early extinguishment of debt;

(v)	merger, acquisition and other integration expenses; and

(vi)	expenses related to natural disasters.

We believe it is appropriate to further adjust our FFO, as defined by Prologis for certain recurring items as they were driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties or investments. The impairment charges we have recognized were primarily based on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long-term investment. Over the last few years, we made it a priority to strengthen our financial position by reducing our debt, our investment in certain low yielding assets and our exposure to foreign currency exchange fluctuations. As a result, we changed our intent to sell or contribute certain of our real estate properties and recorded impairment charges when we did not expect to recover the cost of our investment. Also, we have purchased portions of our debt securities when we believed it was advantageous to do so, which was based on market conditions, and in an effort to lower our borrowing costs and extend our debt maturities. As a result, we have recognized net gains or losses on the early extinguishment of certain debt due to the financial market conditions at that time.

We have also adjusted for some non-recurring items. The merger, acquisition and other integration expenses included costs we incurred in 2011 and 2012 associated with the merger with AMB and ProLogis and the PEPR Acquisition and the integration of our systems and processes. In addition, we and our co-investment ventures make acquisitions of real estate and we believe the costs associated with these transactions are transaction based and not part of our core operations.

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

Limitations on Use of our FFO Measures

While we believe our defined FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Accordingly, these are only a few of the many measures we use when analyzing our business. Some of these limitations are:

(i)	The current income tax expenses and acquisition costs that are excluded from our defined FFO measures represent the taxes and transaction costs that are payable.

(ii)	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of industrial properties are not reflected in FFO.

(iii)	Gains or losses from property acquisitions and dispositions or impairment charges related to expected dispositions represent changes in value of the properties. By excluding these gains and losses, FFO does not capture realized changes in the value of acquired or disposed properties arising from changes in market conditions.

(iv)	The deferred income tax benefits and expenses that are excluded from our defined FFO measures result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measures do not currently reflect any income or expense that may result from such settlement.

(v)	The foreign currency exchange gains and losses that are excluded from our defined FFO measures are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measures are limited in that they do not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.

(vi)	The gains and losses on extinguishment of debt that we exclude from our Core FFO, may provide a benefit or cost to us as we may be settling our debt at less or more than our future obligation.

(vii)	The merger, acquisition and other integration expenses and the natural disaster expenses that we exclude from Core FFO are costs that we have incurred.

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

	2013	2012	2011
FFO:
Reconciliation of net loss to FFO measures:
Net earnings (loss) attributable to common stockholders	$315,422	$(80,946)	$(188,110)
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	624,573	705,717	523,424
Impairment charges on certain real estate properties	-	34,801	5,300
Net (gain) loss on non-FFO dispositions and acquisitions	(271,315)	(207,033)	3,092
Reconciling items related to noncontrolling interests	(8,993)	(27,680)	(19,889)
Our share of reconciling items included in earnings from unconsolidated entities	159,792	127,323	147,608

Subtotal-NAREIT defined FFO	819,479	552,182	471,425

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	32,870	14,892	(39,034)
Deferred income tax expense (benefit)	656	(8,804)	(19,803)
Our share of reconciling items included in earnings from unconsolidated entities	2,168	(5,835)	(900)

FFO, as defined by Prologis	855,173	552,435	411,688
Net gains on acquisitions and dispositions of investments in real estate, net of expenses	(336,815)	(121,303)	(110,469)
Losses (gains) on early extinguishment of debt and redemption of preferred stock	286,122	14,114	(258)
Our share of reconciling items included in earnings from unconsolidated entities	8,744	23,097	2,223
Impairment charges	-	264,844	145,028
Merger, acquisition and other integration expenses	-	80,676	140,495
Natural disaster expenses	-	-	5,210

Core FFO	$813,224	$813,863	$593,917

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. We have used certain derivative financial instruments, primarily foreign currency forward contracts, to reduce our foreign currency market risk, as we deem appropriate. We have also used interest rate swap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established policies and procedures.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in interest rates at December 31, 2013. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates. The failure to hedge effectively against exchange and interest rate changes may materially adversely affect our results of operations and financial position.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income and net investment of our foreign entities into U.S. dollar, principally euro, British pound sterling and Japanese yen, especially to the extent we wish to repatriate funds to the United States. We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency forward contracts or other forms of hedging instruments to manage foreign currency exchange rate risk associated with the projected net operating income or net equity of our foreign consolidated subsidiaries and unconsolidated entities. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and the risk of fluctuation in the relative value of the foreign currency. The funds required to settle such arrangements could be significant depending on the stability and movement of foreign currency. The failure to hedge effectively against exchange and interest rate changes may materially adversely affect our results of operations and financial position. We may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

In 2013, we entered into seven foreign currency forward contracts that expire in June 2017 and June 2018 with an aggregate notional amount of €599.9 million ($800.0 million using the forward rate of 1.33) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. We also entered into three foreign currency forward contracts that expire in June 2018 with an aggregate notional amount of ¥24.1 billion ($250.0 million using the forward rate of 96.54) to hedge a portion of our investment in Japan at a fixed yen rate in U.S. dollars. Based on a sensitivity analysis, a strengthening or weakening of the U.S. dollar against the euro and Japanese yen by 10% would result in a $105.0 million positive or negative change, respectively, in our cash flows upon settlement of the forward contracts. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives will be recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets in Item 8.

We issued €700 million ($950.5 million) of debt during December 2013. This debt was issued by the Operating Partnership, which is a U.S. dollar functional entity. To mitigate the risk of fluctuations in the exchange rate of the euro, we designated the debt as a non-derivative financial instrument hedge, and as a result, the change in the value of this debt upon translation into U.S. dollars is recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets in Item 8 to offset the foreign currency fluctuations related to our investment in Europe.

We may enter into similar agreements in the future to further hedge our investments in Europe, Japan or other regions outside the United States. As of December 31, 2013, taking into account the net investment hedges, approximately 77% of our net equity was denominated in U.S. dollars.

Interest Rate Risk

Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. As of December 31, 2013, we had a total of $1.4 billion of variable rate debt outstanding, of which $725.5 million was outstanding on our credit facilities, $535.9 million was outstanding under a multi-currency senior term loan and $96.0 million was outstanding secured mortgage debt. As of December 31, 2013, we have entered into interest rate swap agreements to fix $71.0 million of our variable rate secured mortgage debt.

Our primary interest rate risk not subject to interest rate swap agreements is created by the variable rate credit facilities, senior term loan and certain secured mortgage debt. During the year ended December 31, 2013, we had weighted average daily outstanding borrowings of $1.4 billion on our variable rate debt not subject to interest rate swap agreements. Based on the results of a sensitivity analysis assuming a 10% adverse change in interest rates based on our average outstanding balances during the period, the impact was $2.2 million, which equates to a change in interest rates of 16 basis points.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets as of December 31, 2013 and 2012, the Consolidated Statements of Operations, Comprehensive Income (Loss), Equity/Capital and Cash Flows for each of the years in the three-year period ended December 31, 2013, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 23 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2013, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted as of December 31, 2013, based on the criteria described in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2013, the internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2013, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted as of December 31, 2013, based on the criteria described in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2013, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The information required by this item is incorporated herein by reference to the descriptions under the captions “Election of Directors — Nominees,” Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Certain Information with Respect to Executive Officers, “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance ,” and “Board of Directors” in our 2014 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Executive Compensation Matters” and “Board of Directors and Committees” in our 2014 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Security Ownership” and “Equity Compensation Plans” in our 2014 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our 2014 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2014 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a)	Financial Statements and Schedules:

1. Financial	Statements:

See Index to Consolidated Financial Statements and Schedule III on page 47 of this report, which is incorporated herein by reference.

2.	Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 121 to 126 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 47 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prologis, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of Prologis, Inc.’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited Prologis, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prologis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prologis, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Prologis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 26, 2014

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Investments in real estate properties	$20,824,477	$25,809,123
Less accumulated depreciation	2,568,998	2,480,660

Net investments in real estate properties	18,255,479	23,328,463
Investments in and advances to unconsolidated entities	4,430,239	2,195,782
Notes receivable backed by real estate	188,000	188,000
Assets held for sale	4,042	26,027

Net investments in real estate	22,877,760	25,738,272

Cash and cash equivalents	491,129	100,810
Restricted cash	14,210	176,926
Accounts receivable	128,196	171,084
Other assets	1,061,012	1,123,053

Total assets	$24,572,307	$27,310,145

LIABILITIES AND EQUITY
Liabilities:
Debt	$9,011,216	$11,790,794
Accounts payable and accrued expenses	641,011	611,770
Other liabilities	742,191	1,115,911
Liabilities related to assets held for sale	1,436	18,334

Total liabilities	10,395,854	13,536,809

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	100,000	582,200
Common stock; $0.01 par value; 498,799 shares and 461,770 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	4,988	4,618
Additional paid-in capital	17,974,509	16,411,855
Accumulated other comprehensive loss	(435,675)	(233,563)
Distributions in excess of net earnings	(3,932,664)	(3,696,093)

Total Prologis, Inc. stockholders’ equity	13,711,158	13,069,017
Noncontrolling interests	465,295	704,319

Total equity	14,176,453	13,773,336

Total liabilities and equity	$24,572,307	$27,310,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012, 2011

(In thousands, except per share amounts)

	2013	2012	2011
Revenues:
Rental income	$1,227,975	$1,459,461	$1,007,989
Rental recoveries	331,518	364,320	257,327
Investment management income	179,472	126,779	137,619
Development management and other income	11,521	9,958	18,836

Total revenues	1,750,486	1,960,518	1,421,771

Expenses:
Rental expenses	451,938	491,239	348,688
Investment management expenses	89,279	63,820	54,962
General and administrative expenses	229,207	228,068	195,161
Depreciation and amortization	648,668	724,262	542,419
Other expenses	26,982	26,556	24,031
Merger, acquisition and other integration expenses	-	80,676	140,495
Impairment of real estate properties	-	252,914	21,237

Total expenses	1,446,074	1,867,535	1,326,993

Operating income	304,412	92,983	94,778
Other income (expense):
Earnings from unconsolidated entities, net	97,220	31,676	59,935
Interest expense	(379,327)	(505,215)	(466,571)
Interest and other income, net	26,948	22,878	12,008
Gains on acquisitions and dispositions of investments in real estate, net	597,656	305,607	111,684
Foreign currency and derivative gains (losses), net	(33,633)	(20,497)	41,172
Gain (loss) on early extinguishment of debt, net	(277,014)	(14,114)	258
Impairment of other assets	-	(16,135)	(126,432)

Total other income (expense)	31,850	(195,800)	(367,946)

Earnings (loss) before income taxes	336,262	(102,817)	(273,168)
Current income tax expense	126,180	17,870	21,579
Deferred income tax benefit	(19,447)	(14,290)	(19,803)

Total income tax expense	106,733	3,580	1,776

Earnings (loss) from continuing operations	229,529	(106,397)	(274,944)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	6,970	40,827	58,392
Net gains on dispositions, including related impairment charges and taxes	116,550	35,098	58,614

Total discontinued operations	123,520	75,925	117,006

Consolidated net earnings (loss)	353,049	(30,472)	(157,938)
Net loss (earnings) attributable to noncontrolling interests	(10,128)	(9,248)	4,524

Net earnings (loss) attributable to controlling interests	342,921	(39,720)	(153,414)
Less preferred stock dividend	18,391	41,226	34,696
Loss on preferred stock redemption	9,108	-	-

Net earnings (loss) attributable to common stockholders	$315,422	$(80,946)	$(188,110)

Weighted average common shares outstanding - Basic	486,076	459,895	370,534

Weighted average common shares outstanding - Diluted	491,546	461,848	371,730

Net earnings (loss) per share attributable to common stockholders - Basic:
Continuing operations	$0.40	$(0.35)	$(0.83)
Discontinued operations	0.25	0.17	0.32

Net earnings (loss) per share attributable to common stockholders - Basic	$0.65	$(0.18)	$(0.51)

Net earnings (loss) per share attributable to common stockholders - Diluted:
Continuing operations	$0.39	$(0.34)	$(0.82)
Discontinued operations	0.25	0.16	0.31

Net earnings (loss) per share attributable to common stockholders - Diluted	$0.64	$(0.18)	$(0.51)

Dividends per common share	$1.12	$1.12	$1.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Consolidated net earnings (loss)	$353,049	$(30,472)	$(157,938)
Other comprehensive income (loss):
Foreign currency translation losses, net	(234,680)	(79,014)	(192,591)
Unrealized gain (loss) and amortization on derivative contracts, net	19,590	17,986	(8,166)

Comprehensive income (loss)	137,959	(91,500)	(358,695)
Net loss (earnings) attributable to noncontrolling interests	(10,128)	(9,248)	4,524
Other comprehensive loss attributable to noncontrolling interest	12,978	9,786	21,596

Comprehensive income (loss) attributable to common stockholders	$140,809	$(90,962)	$(332,575)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Earnings	Non- controlling Interests	Total Equity
		Number of Shares	Par Value
Balance as of January 1, 2011	$350,000	254,482	$2,545	$9,671,560	$(3,160)	$(2,515,722)	$15,132	$7,520,355
Consolidated net loss	-	-	-	-	-	(153,414)	(4,524)	(157,938)
Merger and PEPR Acquisition	232,200	169,626	1,696	5,552,412	-	-	751,068	6,537,376
Issuances of stock in equity offering, net of issuance costs	-	34,500	345	1,111,787	-	-	-	1,112,132
Effect of common stock plans	-	793	8	2,390	-	-	-	2,398
Capital contributions, net	-	-	-	-	-	-	94,020	94,020
Foreign currency translation losses, net	-	-	-	-	(170,995)	-	(21,596)	(192,591)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(8,166)	-	-	(8,166)
Distributions and allocations	-	-	-	11,179	-	(423,026)	(40,265)	(452,112)

Balance as of December 31, 2011	$582,200	459,401	$4,594	$16,349,328	$(182,321)	$(3,092,162)	$793,835	$14,455,474
Consolidated net earnings (loss)	-	-	-	-	-	(39,720)	9,248	(30,472)
Adjustment to the Merger purchase price allocation	-	-	-	-	-	-	10,163	10,163
Effect of common stock plans	-	2,258	23	72,909	-	-	-	72,932
Noncontrolling interests, issuances
(conversions), net	-	111	1	2,380	-	-	(2,381)	-
Capital contributions, net	-	-	-	-	-	-	74,447	74,447
Purchase of noncontrolling interests	-	-	-	(13,998)	-	-	(128,066)	(142,064)
Foreign currency translation losses, net	-	-	-	-	(69,155)	-	(9,859)	(79,014)
Unrealized gains and amortization on derivative contracts, net	-	-	-	-	17,913	-	73	17,986
Distributions and allocations	-	-	-	1,236	-	(564,211)	(43,141)	(606,116)

Balance as of December 31, 2012	$582,200	461,770	$4,618	$16,411,855	$(233,563)	$(3,696,093)	$704,319	$13,773,336
Consolidated net earnings	-	-	-	-	-	342,921	10,128	353,049
Effect of common stock plans	-	1,351	13	93,692	-	-	-	93,705
Issuance of stock in equity offering, net of issuance costs	-	35,650	357	1,437,340	-	-	-	1,437,697
Redemption of preferred stock	(482,200)	-	-	8,593	-	(9,108)	-	(482,715)
Issuance of warrants	-	-	-	32,359	-	-	-	32,359
Capital contributions	-	-	-	-	-	-	146,130	146,130
Settlement of noncontrolling interests	-	28	-	(7,868)	-	-	(247,683)	(255,551)
Foreign currency translation losses, net	-	-	-	-	(221,633)	-	(13,047)	(234,680)
Unrealized gains and amortization on derivative contracts, net	-	-	-	-	19,521	-	69	19,590
Distributions and allocations	-	-	-	(1,462)	-	(570,384)	(134,621)	(706,467)

Balance as of December 31, 2013	$100,000	498,799	$4,988	$17,974,509	$(435,675)	$(3,932,664)	$465,295	$14,176,453

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Operating activities:
Consolidated net earnings (loss)	$353,049	$(30,472)	$(157,938)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(46,861)	(62,290)	(59,384)
Stock-based compensation awards, net	49,239	32,138	28,920
Depreciation and amortization	664,007	767,459	603,884
Earnings from unconsolidated entities, net	(97,220)	(31,676)	(59,935)
Distributions and changes in operating receivables from unconsolidated entities	75,859	6,581	58,981
Amortization of debt and lease intangibles	10,140	21,008	43,556
Non-cash merger, acquisition and other integration expenses	-	17,581	20,290
Impairment of real estate properties and other assets	-	269,049	147,669
Net gains on dispositions, net of related impairment charges, in discontinued operations	(118,102)	(43,008)	(61,830)
Gains on acquisitions and dispositions of investments in real estate, net	(597,656)	(305,607)	(111,684)
Losses (gains) on early extinguishment of debt, net	277,014	14,114	(258)
Unrealized foreign currency and derivative losses (gains), net	28,619	14,892	(38,398)
Deferred income tax benefit	(20,067)	(21,967)	(19,803)
Increase in restricted cash, accounts receivable and other assets	(12,912)	(178,387)	(40,095)
Decrease in accounts payable and accrued expenses and other liabilities	(80,120)	(5,923)	(146,911)

Net cash provided by operating activities	484,989	463,492	207,064

Investing activities:
Real estate development activity	(845,234)	(793,349)	(811,035)
Real estate acquisitions, net of cash received	(514,611)	(254,414)	(214,759)
Tenant improvements and lease commissions on previously leased space	(145,424)	(133,558)	(88,368)
Non-development capital expenditures	(82,610)	(80,612)	(55,702)
Investments in and advances to unconsolidated entities, net	(1,221,155)	(165,011)	(37,755)
Return of investment from unconsolidated entities	411,853	291,679	170,158
Proceeds from dispositions and contributions of real estate properties	5,409,745	1,975,036	1,644,152
Proceeds from repayment of notes receivable backed by real estate and other notes receivable	-	55,000	6,450
Acquisition of co-investment ventures, net of cash received	(678,642)	(365,156)	-
Investments in notes receivable backed by real estate and advances on other notes receivable	-	-	(55,000)
Cash acquired in connection with the Merger	-	-	234,045
Acquisition of PEPR, net of cash received	-	-	(1,025,251)

Net cash provided by (used in) investing activities	2,333,922	529,615	(233,065)

Financing activities:
Proceeds from issuance of common stock, net	1,505,791	30,981	1,156,493
Dividends paid on common stock	(552,170)	(520,253)	(387,133)
Dividends paid on preferred stock	(21,684)	(47,581)	(26,965)
Redemption of preferred stock	(482,500)	-	-
Noncontrolling interest contributions	145,522	70,820	123,924
Noncontrolling interest distributions	(115,999)	(44,070)	(17,378)
Purchase of noncontrolling interest	(250,740)	(142,064)	-
Debt and equity issuance costs paid	(77,017)	(10,963)	(77,241)
Net proceeds from (payments on) credit facilities	(93,075)	9,064	(37,558)
Repurchase and early extinguishment of debt	(3,985,673)	(1,653,989)	(894,249)
Proceeds from the issuance of debt	3,588,683	1,433,254	1,298,891
Payments on debt	(2,026,760)	(196,710)	(975,466)

Net cash provided by (used in) financing activities	(2,365,622)	(1,071,511)	163,318

Effect of foreign currency exchange rate changes on cash	(62,970)	3,142	1,121
Net increase (decrease) in cash and cash equivalents	390,319	(75,262)	138,438
Cash and cash equivalents, beginning of year	100,810	176,072	37,634

Cash and cash equivalents, end of year	$491,129	$100,810	$176,072

See Note 22 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2013	2012
ASSETS
Investments in real estate properties	$20,824,477	$25,809,123
Less accumulated depreciation	2,568,998	2,480,660

Net investments in real estate properties	18,255,479	23,328,463
Investments in and advances to unconsolidated entities	4,430,239	2,195,782
Notes receivable backed by real estate	188,000	188,000
Assets held for sale	4,042	26,027

Net investments in real estate	22,877,760	25,738,272
Cash and cash equivalents	491,129	100,810
Restricted cash	14,210	176,926
Accounts receivable	128,196	171,084
Other assets	1,061,012	1,123,053

Total assets	$24,572,307	$27,310,145

LIABILITIES AND CAPITAL
Liabilities:
Debt	$9,011,216	$11,790,794
Accounts payable and accrued expenses	641,011	611,770
Other liabilities	742,191	1,115,911
Liabilities related to assets held for sale	1,436	18,334

Total liabilities	10,395,854	13,536,809

Capital:
Partners’ capital:
General partner - preferred	100,000	582,200
General partner - common	13,611,158	12,486,817
Limited partners	48,209	51,194

Total partners’ capital	13,759,367	13,120,211
Noncontrolling interests	417,086	653,125

Total capital	14,176,453	13,773,336

Total liabilities and capital	$24,572,307	$27,310,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012, 2011

(In thousands, except per unit amounts)

	2013	2012	2011
Revenues:
Rental income	$1,227,975	$1,459,461	$1,007,989
Rental recoveries	331,518	364,320	257,327
Investment management income	179,472	126,779	137,619
Development management and other income	11,521	9,958	18,836

Total revenues	1,750,486	1,960,518	1,421,771

Expenses:
Rental expenses	451,938	491,239	348,688
Investment management expenses	89,279	63,820	54,962
General and administrative expenses	229,207	228,068	195,161
Depreciation and amortization	648,668	724,262	542,419
Other expenses	26,982	26,556	24,031
Merger, acquisition and other integration expenses	-	80,676	140,495
Impairment of real estate properties	-	252,914	21,237

Total expenses	1,446,074	1,867,535	1,326,993

Operating income	304,412	92,983	94,778
Other income (expense):
Earnings from unconsolidated entities, net	97,220	31,676	59,935
Interest expense	(379,327)	(505,215)	(466,571)
Interest and other income, net	26,948	22,878	12,008
Gains on acquisitions and dispositions of investments in real estate, net	597,656	305,607	111,684
Foreign currency and derivative gains (losses), net	(33,633)	(20,497)	41,172
Gain (loss) on early extinguishment of debt, net	(277,014)	(14,114)	258
Impairment of other assets	-	(16,135)	(126,432)

Total other income (expense)	31,850	(195,800)	(367,946)

Earnings (loss) before income taxes	336,262	(102,817)	(273,168)
Current income tax expense	126,180	17,870	21,579
Deferred income tax benefit	(19,447)	(14,290)	(19,803)

Total income tax expense	106,733	3,580	1,776

Earnings (loss) from continuing operations	229,529	(106,397)	(274,944)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	6,970	40,827	58,392
Net gains on dispositions, including related impairment charges and taxes	116,550	35,098	58,614

Total discontinued operations	123,520	75,925	117,006

Consolidated net earnings (loss)	353,049	(30,472)	(157,938)
Net loss (earnings) attributable to noncontrolling interests	(8,920)	(9,410)	4,175

Net earnings (loss) attributable to controlling interests	344,129	(39,882)	(153,763)
Less preferred unit distribution	18,391	41,226	34,696
Loss on preferred unit redemption	9,108	-	-

Net earnings (loss) attributable to common unitholders	$316,630	$(81,108)	$(188,459)

Weighted average common units outstanding - Basic	487,936	461,848	371,730

Weighted average common units outstanding - Diluted	491,546	461,848	371,730

Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations	$0.40	$(0.34)	$(0.82)
Discontinued operations	0.25	0.16	0.31

Net earnings (loss) per unit attributable to common unitholders - Basic	$0.65	$(0.18)	$(0.51)

Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations	$0.39	$(0.34)	$(0.82)
Discontinued operations	0.25	0.16	0.31

Net earnings (loss) per unit attributable to common unitholders - Diluted	$0.64	$(0.18)	$(0.51)

Distributions per common unit	$1.12	$1.12	$1.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Consolidated net earnings (loss)	$353,049	$(30,472)	$(157,938)
Other comprehensive income (loss):
Foreign currency translation losses, net	(234,680)	(79,014)	(192,591)
Unrealized gain (loss) and amortization on derivative contracts, net	19,590	17,986	(8,166)

Comprehensive income (loss)	137,959	(91,500)	(358,695)
Net loss (earnings) attributable to noncontrolling interests	(8,920)	(9,410)	4,175
Other comprehensive loss attributable to noncontrolling interests	12,261	9,573	21,596

Comprehensive income (loss) attributable to common unitholders	$141,300	$(91,337)	$(332,924)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	General Partner				Limited Partners		Non- controlling Interests	Total
	Preferred		Common		Common
	Units	Amount	Units	Amount	Units	Amount
Balance as of January 1, 2011	12,000	$350,000	254,482	$7,155,223	-	$-	$15,132	$7,520,355
Consolidated net loss	-	-	-	(153,414)	-	(349)	(4,175)	(157,938)
Merger and PEPR Acquisition	9,300	232,200	169,626	5,554,108	2,059	70,141	680,927	6,537,376
Issuance of units in exchange for contributions of equity offering proceeds	-	-	34,500	1,112,132	-	-	-	1,112,132
Effect of REIT’s common stock plans	-	-	793	2,398	-	-	-	2,398
Capital contributions, net	-	-	-	-	-	-	94,020	94,020
Foreign currency translation losses, net	-	-	-	(170,995)	-	-	(21,596)	(192,591)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(8,166)	-	-	-	(8,166)
Distributions and allocations	-	-	-	(411,847)	-	(11,179)	(29,086)	(452,112)

Balance as of December 31, 2011	21,300	$582,200	459,401	$13,079,439	2,059	$58,613	$735,222	$14,455,474
Consolidated net earnings (loss)	-	-	-	(39,720)	-	(162)	9,410	(30,472)
Adjustment to the Merger purchase price allocation	-	-	-	-	-	-	10,163	10,163
Effect of REIT’s common stock plans	-	-	2,258	72,932	-	-	-	72,932
Noncontrolling interests, issuances (conversions), net	-	-	111	2,381	-	-	(2,381)	-
Capital contributions, net	-	-	-	-	-	-	74,447	74,447
Purchase of noncontrolling interests	-	-	-	(13,998)	-	-	(122,258)	(136,256)
Foreign currency translation losses, net	-	-	-	(69,155)	-	(286)	(9,573)	(79,014)
Unrealized gains and amortization on derivative contracts, net	-	-	-	17,913	-	73	-	17,986
Distributions and allocations	-	-	-	(562,975)	(166)	(7,044)	(41,905)	(611,924)

Balance as of December 31, 2012	21,300	$582,200	461,770	$12,486,817	1,893	$51,194	$653,125	$13,773,336
Consolidated net earnings	-	-	-	342,921	-	1,208	8,920	353,049
Effect of REIT’s common stock plans	-	-	1,351	93,705	-	-	-	93,705
Issuance of units in exchange for contribution of equity offering proceeds	-	-	35,650	1,437,697	-	-	-	1,437,697
Redemption of preferred units	(19,300)	(482,200)	-	(515)	-	-	-	(482,715)
Issuance of warrants by the REIT	-	-	-	32,359	-	-	-	32,359
Capital contributions	-	-	-	-	-	-	146,130	146,130
Settlement of noncontrolling interests	-	-	28	(7,868)	-	-	(242,745)	(250,613)
Foreign currency translation losses, net	-	-	-	(221,633)	-	(786)	(12,261)	(234,680)
Unrealized gains and amortization on derivative contracts, net	-	-	-	19,521	-	69	-	19,590
Distributions and allocations	-	-	-	(571,846)	(126)	(3,476)	(136,083)	(711,405)

Balance as of December 31, 2013	2,000	$100,000	498,799	$13,611,158	1,767	$48,209	$417,086	$14,176,453

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Operating activities:
Consolidated net earnings (loss)	$353,049	$(30,472)	$(157,938)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(46,861)	(62,290)	(59,384)
REIT stock-based compensation awards, net	49,239	32,138	28,920
Depreciation and amortization	664,007	767,459	603,884
Earnings from unconsolidated entities, net	(97,220)	(31,676)	(59,935)
Distributions and changes in operating receivables from unconsolidated entities	75,859	6,581	58,981
Amortization of debt and lease intangibles	10,140	21,008	43,556
Non-cash Merger, acquisition and other integration expenses	-	17,581	20,290
Impairment of real estate properties and other assets	-	269,049	147,669
Net gains on dispositions, net of related impairment charges, in discontinued operations	(118,102)	(43,008)	(61,830)
Gains on acquisitions and dispositions of investments in real estate, net	(597,656)	(305,607)	(111,684)
Losses (gains) on early extinguishment of debt, net	277,014	14,114	(258)
Unrealized foreign currency and derivative losses (gains), net	28,619	14,892	(38,398)
Deferred income tax benefit	(20,067)	(21,967)	(19,803)
Increase in restricted cash, accounts receivable and other assets	(12,912)	(178,387)	(40,095)
Decrease in accounts payable and accrued expenses and other liabilities	(80,120)	(5,923)	(146,911)

Net cash provided by operating activities	484,989	463,492	207,064

Investing activities:
Real estate development activity	(845,234)	(793,349)	(811,035)
Real estate acquisitions, net of cash received	(514,611)	(254,414)	(214,759)
Tenant improvements and lease commissions on previously leased space	(145,424)	(133,558)	(88,368)
Non-development capital expenditures	(82,610)	(80,612)	(55,702)
Investments in and advances to unconsolidated entities, net	(1,221,155)	(165,011)	(37,755)
Return of investment from unconsolidated entities	411,853	291,679	170,158
Proceeds from dispositions and contributions of real estate properties	5,409,745	1,975,036	1,644,152
Proceeds from repayment of notes receivable backed by real estate and other notes receivable	-	55,000	6,450
Acquisition of co-investment ventures net of cash received	(678,642)	(365,156)	-
Investments in notes receivable backed by real estate and advances on other notes receivable	-	-	(55,000)
Cash acquired in connection with the Merger	-	-	234,045
Acquisition of PEPR, net of cash received	-	-	(1,025,251)

Net cash provided by (used in) investing activities	2,333,922	529,615	(233,065)

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	1,505,791	30,981	1,156,493
Distributions paid on common partnership units	(559,178)	(528,226)	(388,333)
Distributions paid on preferred units	(21,684)	(47,581)	(26,965)
Redemption of preferred stock	(482,500)	-	-
Noncontrolling interest contributions	145,522	70,820	123,924
Noncontrolling interest distributions	(113,928)	(41,905)	(16,178)
Purchase of noncontrolling interest	(245,803)	(136,256)	-
Debt and equity issuance costs paid	(77,017)	(10,963)	(77,241)
Net proceeds from (payments on) credit facilities	(93,075)	9,064	(37,558)
Repurchase and early extinguishment of debt	(3,985,673)	(1,653,989)	(894,249)
Proceeds from the issuance of debt	3,588,683	1,433,254	1,298,891
Payments on debt	(2,026,760)	(196,710)	(975,466)

Net cash provided by (used in) financing activities	(2,365,622)	(1,071,511)	163,318

Effect of foreign currency exchange rate changes on cash	(62,970)	3,142	1,121
Net increase (decrease) in cash and cash equivalents	390,319	(75,262)	138,438
Cash and cash equivalents, beginning of year	100,810	176,072	37,634

Cash and cash equivalents, end of year	$491,129	$100,810	$176,072

See Note 22 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Prologis, Inc. (the “REIT”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through the controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Investment Management (previously referred to as Private Capital). Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Investment Management segment represents the long-term management of co-investment ventures and other unconsolidated entities. See Note 21 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and Operating Partnership collectively.

As of December 31, 2013, the REIT owned an approximate 99.65% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.35% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

Information with respect to the square footage, number of buildings and acres is unaudited.

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

For entities that are not defined as variable interest entities, we first consider whether Prologis is the general partner or the limited partner (or the equivalent in such investments which are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such entities do not have rights which would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating rights and/or kick-out rights, the equity method of accounting is applied since as the general partner we have the ability to influence the venture. For ventures for which we are a limited partner or our investment is in an entity that is not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners. In instances where the factors indicate that we control the venture, we consolidate the entity.

Adjustments and Reclassifications. Certain amounts included in the consolidated financial statements for 2012 and 2011 have been reclassified to conform to the 2013 financial statement presentation.

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

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments are included in the Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant non-recurring transactions are translated at the rate in effect as of the date of the transaction. We translate our share of the net earnings or losses of our unconsolidated entities whose functional currency is not the U.S. dollar at the average exchange rate for the period.

We and certain of our consolidated subsidiaries have intercompany and third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature and then the adjustment is reflected as a cumulative translation adjustment in Accumulated Other Comprehensive Loss.

We are subject to foreign currency risk due to potential fluctuations in exchange rates between certain foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment would have an effect on our reported results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in the same functional currency as the investment, and when deemed appropriate through the use of derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be completely successful.

Business Combinations. When we acquire a business, which includes an operating property, we record the acquisition at “full fair value.” Transaction costs related to the acquisition of a business are expensed as incurred. Generally, our acquisitions are of operating properties that meet the definition of a business. The transaction costs related to the acquisition of land, asset acquisitions, and the formation of equity method investments continue to be capitalized, as these are not considered to be business combinations.

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

We allocate the purchase price using primarily level 2 and level 3 inputs (further defined in Fair Value Measurements) as follows:

Investments in Real Estate Properties. Industrial operating properties are valued as if vacant. We estimate fair value generally by applying an income approach methodology using a discounted cash flow analysis. Key assumptions in the discounted cash flow analysis include origination costs and discount and capitalization rates. Discount and capitalization rates are determined by market and based on recent appraisals, transactions, and other market data. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets. We determine the portion of the purchase price related to intangible assets as follows:

•

In Place Leases. The fair value of in place leases is calculated based upon our estimate of the costs to obtain tenants, primarily leasing commissions, in each of the applicable markets. The value is recorded in other assets and amortized over the average remaining estimated life of the lease to amortization expense.

•

Above and Below Market Leases. An asset or liability is recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. The value is recorded in either other assets or other liabilities, as appropriate, and is amortized over the average remaining estimated life of the lease to rental income.

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

Fair Value Measurements. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition. The fair value hierarchy consists of three broad levels:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

Long-Lived Assets.

Real Estate Assets. Real estate assets are carried at depreciated cost. Costs incurred in developing, renovating, rehabilitating and improving real estate assets are capitalized as part of the investment basis of the real estate assets. Costs of making repairs and maintaining real estate assets are expensed as incurred.

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

The depreciable portions of real estate assets are charged to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation commences at the earlier of stabilization (defined as 90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for operating properties acquired and 40 years for operating properties we develop. Investments that are located on tarmac; which is land owned by federal, state or local airport authorities, and subject to ground leases; are depreciated over the shorter of the investment life or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term based on square feet for all leases, in effect at December 31, 2013, was seven years.

We assess the carrying values of our respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our assets for recoverability, we consider current market conditions,

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values, and third party appraisals; where considered necessary. If our analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. For assets we intend to sell, we compare the carrying value of the property to its estimated fair value based on estimated selling price less costs to sell and recognize an impairment for any excess.

We estimate the future undiscounted cash flows based on our intent as follows:

(i)	for real estate properties that we intend to hold long-term; including land held for development, properties currently under development and operating buildings; recoverability is assessed based on the estimated undiscounted future net rental income from operating the property and the terminal value;

(ii)	for land parcels we intend to sell, recoverability is assessed based on estimated proceeds from disposition;

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. We have $25.3 million of goodwill associated with our Investment Management segment in Europe. We perform an annual review of impairment at the reporting unit level during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We have an option to make a qualitative assessment of a reporting unit’s goodwill for impairment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.

Assets Held for Sale and Discontinued Operations. We classify a component of our business or property as held for sale when certain criteria are met, which are in accordance with GAAP. At such time, the respective assets and liabilities are presented separately on the Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale and both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of a component of our business or properties that have been classified as discontinued operations are also reported as discontinued operations for all periods presented.

Assets held for sale and properties disposed of are considered discontinued operations if sold to a third party. Properties contributed or sold to entities in which we maintain an ownership interest, act as manager or account for under the equity method are not considered discontinued operations due to our continuing involvement with the properties.

Investments in Unconsolidated Entities. Our investments in certain entities are presented under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, these investments (including advances) are initially recognized in the balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses, distributions received, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

Notes Receivable Backed by Real Estate. We hold certain investments in debt securities that are backed by real estate assets. We regularly review the creditworthiness of the entities with which we hold the note agreements and, if necessary, reduce the notes receivable balance by estimating an allowance for amounts that may become uncollectible in the future. The notes are also evaluated individually for impairment. We consider a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Restricted Cash. Restricted cash consists primarily of escrows under secured mortgage agreements for taxes, insurance and certain other reserve requirements relating to the underlying collateral. In certain limited circumstances, the lender retains control over cash received for rental income for a period of three to six months prior to releasing it to us.

Financial Instruments. We may use derivative financial instruments for the purpose of managing certain foreign currency exchange rate and interest rate risk. We reflect our derivative financial instruments at fair value and record changes in the fair value of these derivatives each period in earnings, unless specific hedge accounting criteria are met. To qualify for hedge accounting treatment, generally the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge (primarily interest rate swaps and net investment hedges) and, if a derivative instrument is utilized to hedge an anticipated transaction, the anticipated transaction must be probable of occurring. Derivative instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract or at the redesignation process, if applicable.

The unrealized gains and losses resulting from changes in fair value of an effective hedge are recorded in Accumulated Other Comprehensive Loss for the REIT and Partners’ Capital for the Operating Partnership. For hedges related to issued debt, these amounts are amortized to earnings over the remaining term of the hedged items. Changes in fair value of a net investment hedge remain in equity until the investment is substantially liquidated. The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the change in value of the derivative instrument does not perfectly offset the change in value of the item being hedged. We estimate the fair value of our financial instruments through a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

Exchangeable Debt. For the convertible notes we issued in 2008 and 2007, we were required to separate the accounting for the debt and equity components as we had the ability to settle the conversion of the debt and conversion spread, at our option, in cash, common stock, or a combination of cash and stock. The liability and equity components of convertible debt were accounted for separately. The value assigned to the debt component was the estimated fair value at the date of issuance of a similar bond without the conversion feature, which resulted in the debt being recorded at a discount. The resulting debt discount was amortized over the estimated remaining life of the debt as additional non-cash interest expense. The carrying amount of the equity component was determined by deducting the fair value of the debt component from the initial proceeds of the convertible debt instrument as a whole. Under the terms of the issuance of the 2010 convertible notes, we were required to settle the conversion by issuance of common shares and therefore this accounting did not apply to these notes.

In connection with the Merger and the debt exchange offer in June 2011, all issuances of our convertible notes became exchangeable notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes required us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. At each reporting period, we adjust the derivative instrument to fair value with the adjustment being recorded in earnings as Foreign Currency Exchange and Derivative Gains (Losses), Net. We amortize the discount over the remaining term of the exchangeable notes.

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

Investment Management Revenue. Investment management revenue includes revenues we earn from the management services we provide to unconsolidated entities and certain third parties. These fees are recognized as earned and in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services provided. We may also earn promote payments based on third party investor returns over time, which may be during the duration of the venture or at the time of liquidation. We recognize these fees when earned, fixed and determinable.

Gains on Disposition of Real Estate. Gains on the disposition of real estate are recorded when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold. Losses from the disposition of real estate are recognized when known.

When we contribute a property to an unconsolidated entity in which we have an ownership interest, we do not recognize a portion of the gain realized. If a loss is realized, it is recognized when known. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated entity. We adjust our proportionate share of net earnings or losses recognized in future periods to reflect the entities’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis.

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

Investment Management Expenses. These costs include the property management expenses associated with the property-level management of the properties owned by our unconsolidated entities and the direct expenses associated with the asset management of the unconsolidated entities.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

New Accounting Pronouncements. In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on the accounting for currency translation adjustment (“CTA”) when a parent sells or transfers part of its ownership interest in a foreign entity. When a company sells a subsidiary or group of assets that constitute a business while maintaining ownership of the foreign entity in which those assets or subsidiary reside, a complete or substantially complete liquidation of the foreign entity is required in order for a parent entity to release CTA to earnings. However, for a company that sells all or part of its ownership interest in a foreign entity, CTA is released upon the loss of a controlling financial interest in a consolidated foreign entity or partial sale of an equity method investment in a foreign entity. For step acquisitions, the CTA associated with the previous equity-method investment is fully released when control is obtained and consolidation occurs. The guidance is effective for us on January 1, 2014, and we do not expect the guidance to have a material impact on the Consolidated Financial Statements.

In February 2013, the FASB issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new guidance was effective for us on January 1, 2013, for annual and interim periods. We adopted this standard as of January 1, 2013, and it did not have a material impact on the Consolidated Financial Statements.

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

Merger of AMB and ProLogis

As discussed in Note 1, we completed the Merger on June 3, 2011. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse acquisition in which AMB was the “legal acquirer” because AMB issued its common stock to ProLogis shareholders and ProLogis was the “accounting acquirer” due to various factors, including the fact that ProLogis shareholders held the largest portion of the voting rights in the merged entity and ProLogis appointees represented the majority of the Board of Directors (“Board”). In the Consolidated Financial Statements, the period ended December 31, 2011, included the historical results of ProLogis for the entire period presented, and the results of the merged company for the period subsequent to the Merger.

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

Upon completion of the tender offer, we met the requirements to consolidate PEPR. In accordance with the accounting rules for business combinations, we marked our equity investment in PEPR from its carrying value to fair value of approximately €486 million, which resulted in the recognition of a gain of €59.6 million ($85.9 million). We refer to this transaction as the “PEPR Acquisition.” The fair value was based on the trading price for our previously owned units and our acquisition price for the PEPR units purchased during the tender offer period.

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

Pro forma Information (unaudited)

The following unaudited pro forma financial information presents our results as though the Merger and the PEPR Acquisition, as well as the equity offering in June 2011 that was used, in part, to repay the loans used to fund the PEPR Acquisition, had been consummated as of

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 1, 2010. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that have resulted or could result from the Merger and also does not include any merger and integration expenses. The results included approximately seven months of actual results for both the Merger and PEPR Acquisition, and pro forma adjustments for five months. Actual results include rental income and rental expenses of the properties acquired through the Merger and PEPR Acquisition of $575.2 million and $154.4 million, respectively, of which $74.2 million of rental income and $17.7 million of rental expenses are included in discontinued operations. Pro forma information for the year ended December 31, 2011 was as follows:

Total revenues	$1,981,579
Net loss attributable to common stockholders	$(70,988)
Net loss per share attributable to common stockholders - basic	$(0.15)
Net loss per share attributable to common stockholders - diluted	$(0.15)

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

2013 Acquisitions of Unconsolidated Co-Investment Ventures

On August 6, 2013, we concluded the unconsolidated co-investment venture Prologis North American Industrial Fund III (“NAIF III”). The venture sold 73 properties aggregating 9.5 million square feet to a third party for proceeds of $427.5 million and subsequently paid off all the remaining debt obligations of the venture. Following the sale of these properties, we acquired our partner’s 80% ownership in this venture and now own 100% of the remaining assets and liabilities. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in the Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF III from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The allocation of net assets acquired was $519.2 million in real estate assets and $22.0 million of net other assets. As a result of these transactions, we have recorded a gain of $39.5 million in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net, in the Consolidated Statements of Operations. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations. The impact of the results in 2013 for the properties acquired from NAIF III was not significant.

On October 2, 2013, we acquired our partner’s 78.4% interest in and concluded the unconsolidated co-investment venture Prologis SGP Mexico (“SGP Mexico”). The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in the Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in SGP Mexico from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The allocation of net assets acquired was $409.5 million in real estate assets and $4.0 million of net other assets and $158.4 million in debt. As a result of these transactions, we have recorded a loss of $1.1 million in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net, in the Consolidated Statements of Operations. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations. The impact of the results in 2013 for the properties acquired from SGP Mexico was not significant.

2012 Acquisitions of Unconsolidated Co-Investment Ventures

On February 3, 2012, we acquired our partner’s 63% interest in and now own 100% of our previously unconsolidated co-investment venture Prologis North American Industrial Fund II (“NAIF II”) and we repaid the loan from NAIF II to our partner for a total of $336.1 million. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in the Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF II from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The allocation of net assets acquired was approximately $1.6 billion in real estate assets, $27.3 million of net other assets and $875.4 million in debt. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations. We did not record a gain or loss with this transaction, as the carrying value of our investment was equal to the estimated fair value.

On February 22, 2012, we dissolved the unconsolidated co-investment venture Prologis California and divided the portfolio equally with our partner. The net value of the assets and liabilities distributed represented the fair value of our ownership interest in the co-investment venture on that date. In accordance with the accounting rules for business combinations, we marked our equity investment in Prologis California from

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

its carrying value to the estimated fair value which resulted in a gain of $273.0 million. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The allocation of net assets acquired is approximately $496.3 million in real estate assets, $17.7 million of net other assets and $150.0 million in debt. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations.

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

We refer to these three transactions collectively as the “2012 Co-Investment Venture Acquisitions.”

Our results for 2012 include rental income and rental expenses of the properties acquired in the 2012 Co-Investment Venture Acquisitions of $170.6 million and $42.5 million, respectively, of which $11.5 million of rental income and $2.5 million of rental expenses are included in discontinued operations.

4.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following as of December 31 (square feet and dollars in thousands):

	Square Feet /Acres (1)		No. of Buildings (1)		Investment Balance
	2013	2012	2013	2012	2013	2012
Industrial operating properties:
Improved land	- -	- -	- -	- -	$4,074,647	$5,317,123
Buildings and improvements	267,097	316,347	1,610	1,853	13,726,417	17,291,125
Development portfolio, including cost of land:
Pre-stabilized	4,491	4,785	11	15	204,022	472,413
Properties under development	18,587	13,216	46	30	816,995	479,230
Land	9,747	10,915	- -	- -	1,516,166	1,794,364
Other real estate investments (2)	- -	- -	- -	- -	486,230	454,868

Total investments in real estate properties					20,824,477	25,809,123
Less accumulated depreciation					2,568,998	2,480,660

Net investments in real estate properties					$18,255,479	$23,328,463

(1)	Items indicated by ‘ - - ‘ are not applicable.

(2)	Included in other investments were: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land; (vi) earnest money deposits associated with potential acquisitions; and (vii) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties.

At December 31, 2013, excluding our assets held for sale, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, and Singapore).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquisitions

Real estate acquisition activity for the years ended December 31, 2013, 2012 and 2011 was as follows (dollars and square feet in thousands):

	2013	2012	2011
Acquisitions of properties from unconsolidated co-investment ventures
Number of properties	58	215	233
Square feet	16,319	46,277	53,603
Real estate acquisition value	$1,141,128	$2,294,892	$4,591,017
Net gains	$34,787	$286,335	$99,369

Building acquisitions from third parties
Number of properties	12	12	8
Square feet	3,262	1,622	1,498
Real estate acquisition value	$146,331	$77,397	$86,851

The acquisitions of properties from unconsolidated co-investment ventures primarily relate to when we have acquired all or a portion of the third parties share of a co-investment venture upon dissolution of the venture.

Dispositions

Real estate disposition activity for the years ended December 31, 2013, 2012 and 2011 was as follows (dollars and square feet in thousands):

	2013	2012	2011
Continuing Operations
Number of properties	254	25	57
Square feet	71,503	4,784	7,784
Net proceeds from contributions and dispositions	$6,656,980	$475,467	$731,072
Net gains from contributions and dispositions	$562,869	$19,272	$12,315

Discontinued Operations
Number of properties	89	200	94
Square feet	9,196	27,169	10,739
Net proceeds from dispositions	$608,286	$1,562,189	$931,443
Net gains from dispositions, including related impairment charges and taxes	$116,550	$35,098	$58,614

Lease Commitments

We have entered into operating ground leases as a lessee on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 75 years. Buildings and improvements subject to ground leases are depreciated ratably over the shorter of the term of the related leases or the useful life of the real estate. Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2013, were as follows (in thousands):

2014	$36,474
2015	34,105
2016	25,434
2017	22,956
2018	20,752
Thereafter	227,141

Total	$366,862

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our largest customer and 25 largest customers accounted for 1.6% and 22.6%, respectively, of our annualized base rents at December 31, 2013. At December 31, 2013, minimum lease payments on leases with lease periods greater than one year for space in our operating properties and leases of land subject to ground leases were as follows (in thousands):

2014	$1,106,254
2015	966,365
2016	780,354
2017	574,171
2018	421,255
Thereafter	1,139,570

Total	$4,987,969

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses. These reimbursements are reflected as rental recoveries and rental expenses in the accompanying Consolidated Statements of Operations.

5.	Unconsolidated Entities

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with strategic capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 15-50%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s rights and participation and our level of control of the entity. This note details our unconsolidated co-investment ventures that are accounted for using the equity method of accounting. See Note 12 for more detail regarding our consolidated investments.

We also have other ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

Our investments in and advances to our unconsolidated entities as of December 31, are summarized below (in thousands):

	2013	2012
Unconsolidated co-investment ventures	$4,250,015	$2,013,080
Other ventures	180,224	182,702

Totals	$4,430,239	$2,195,782

Unconsolidated Co-Investment Ventures

As of December 31, 2013, we had investments in and managed 10 unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. We account for our investments in these ventures under the equity method of accounting and, therefore, we record our share of each venture’s net earnings or loss as Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations. We earn fees for the management services we provide to these ventures. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn incentive returns or promotes based on the third party investor returns over time. We report these fees and incentives as Investment Management Income in the Consolidated Statements of Operations. In addition, we may earn fees for services provided to develop a building within these ventures and those fees are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

In the first quarter of 2013, we launched the initial public offering for Nippon Prologis REIT, Inc. (“NPR”). NPR is a long-term investment vehicle for our stabilized properties in Japan. On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties totaling 9.6 million square feet from us for an aggregate purchase price of ¥173 billion ($1.9 billion). At the time, we had a 15% ownership interest that we accounted for under the equity method. As a result of this transaction, we recognized a gain of $337.9 million, net of a $59.6 million deferral due to our ongoing investment. The gain was recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. We recognized $38.6 million of current tax expense in connection with this contribution.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 19, 2013, we closed Prologis European Logistics Partners Sàrl (“PELP”), a joint venture with Norges Bank Investment Management (“NBIM”), which is the manager of the Norwegian Government Pension Fund Global. We have a 50% ownership interest that we account for under the equity method. The venture has an initial term of 15 years, which may be extended for an additional 15-year period, and thereafter extended upon negotiation between partners. We will have the ability to reduce our ownership to 20% following the second anniversary of closing. The venture acquired a portfolio from us for approximately €2.3 billion ($3.0 billion) consisting of 195 properties and 48.7 million square feet in 11 target European global markets. As a result of this transaction, we recognized a gain of $1.8 million, net of a deferred gain due to our ongoing investment. The gain was recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. In connection with the closing, a warrant NBIM received at signing to acquire six million shares of Prologis common stock with a strike price of $35.64 became exercisable. The warrant can be net share settled. We used the Black-Scholes pricing model to value the warrant and this value was included as consideration in the overall result of the transaction.

During the three years ended December 31, 2013, we also acquired controlling interests in several co-investment ventures and began consolidating the venture or the properties. In addition, during this period we have made contributions of properties to several other co-investment ventures. See Notes 3 and 4 for discussion of these transactions and the impact on our real estate properties. In connection with the Merger, we added several co-investment ventures for which we recognized fees and our proportionate share of earnings (loss) for approximately seven months in 2011.

Summarized information regarding the amounts we recognize in the Consolidated Statements of Operations from our investments in the unconsolidated co-investment ventures for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Earnings (loss) from unconsolidated co-investment ventures:
Americas	$21,724	$(7,843)	$22,709
Europe	63,839	31,174	25,709
Asia	9,091	2,372	908

Total earnings (loss) from unconsolidated co-investment ventures, net	$94,654	$25,703	$49,326

Investment management and other income:
Americas (1)	$70,642	$68,142	$67,293
Europe	63,794	37,173	45,758
Asia	42,749	19,870	14,149

Total investment management income	177,185	125,185	127,200
Development management and other income	4,007	535	5,943

Total investment management and other income	$181,192	$125,720	$133,143

1)	In connection with the conclusion of SGP Mexico in October 2013, we earned a promote fee from the venture of $7.9 million, which was based on the venture’s cumulative returns to the investors over the life of the venture. Of that amount, $6.4 million represented the third party investors’ portion and is reflected in Investment Management Income in the Consolidated Statements of Operation. We also recognized approximately $1.3 million of expense in Investment Management Expenses in the Consolidated Statements of Operations, representing the associated cash bonus paid out to certain employees pursuant to the terms of the Prologis Promote Plan, previously referred to as the Private Capital Plan.

The amounts of Investment Management Income and Earnings we recognize depends on the number and size of co-investment ventures in which we have an ownership interest and manage. A summary of our outstanding unconsolidated co-investment ventures at December 31 was as follows (square feet and total assets in thousands and represents 100% of the venture):

	2013	2012	2011
Number of ventures	10	11	15
Square feet	264,293	208,753	267,752
Total assets	$23,865,250	$17,612,590	$20,692,939

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information about our investments in the co-investment ventures as of December 31 was as follows (dollars and square feet in thousands):

	Number of properties owned	Square feet	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2013	2013	2013	2012	2013	2012
Prologis Targeted U.S. Logistics Fund (Prologis U.S. Logistics Fund, LP) (1)	385	48,490	25.9%	23.9%	$743,454	$645,241
Prologis North American Industrial Fund (2)	237	46,500	23.1%	23.1%	201,482	209,580
Prologis North American Industrial Fund III (Prologis NA 3 LP) (3)	-	-	-	20.0%	-	20,860
Prologis Mexico Industrial Fund (Prologis MX Fund LP) (4)	74	9,503	20.0%	20.0%	49,684	50,681
Prologis SGP Mexico (Prologis-SGP Mexico, LLC) (5)	-	-	-	21.6%	-	33,245
Prologis Brazil Logistics Partners Fund (“Brazil Fund”) and related joint ventures (“Brazil Ventures”) (6)	11	4,044	50.0%	50.0%	199,392	152,224
Prologis Targeted Europe Logistics Fund (Prologis Europe Logistics Fund, FCP-FIS) (7)	84	13,652	43.1%	32.4%	471,896	280,430
Prologis European Properties Fund II (8)	250	62,364	32.5%	29.7%	582,828	398,291
Europe Logistics Venture 1 (Europe Logistics JV, FCP-FIS) (9) (10)	24	5,070	15.0%	15.0%	62,654	44,027
Prologis European Logistics Partners (9) (11)	209	51,790	50.0%	-	1,585,923	-
Nippon Prologis REIT (12)	24	18,508	15.1%	-	309,715	-
Prologis Japan Fund 1 (Prologis Japan Fund I, LP) (13)	-	-	-	20.0%	-	144,352
Prologis China Logistics Venture 1 (Prologis China Logistics Venture I, LP) (9)	19	4,372	15.0%	15.0%	42,987	34,149

Totals	1,317	264,293			$4,250,015	$2,013,080

(1)	We have an ownership interest in this co-investment venture along with numerous third party investors. During 2013, this venture disposed of 14 properties for a gain of $35.5 million. In addition, this venture acquired 34 properties from third parties in 2013 aggregating 4.4 million square feet for $274.7 million.

(2)	We refer to the combined entities in which we have an ownership interest with nine institutional investors as one unconsolidated co-investment venture named Prologis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. During 2013, the venture disposed of six properties for a gain of $2.3 million.

(3)	In August 2013, we acquired a controlling interest in and began consolidating NAIF III. See Note 3 for information regarding this transaction.

(4)	We refer to the combined entities in which we have an ownership interest with several institutional investors as one co-investment venture named Prologis Mexico Industrial Fund.

(5)	In October 2013, we purchased our partner’s interest and began consolidating this venture. See Note 3 for information regarding this transaction.

(6)	We have a 50% ownership interest in and consolidate an entity that in turn owns 50% of several entities that we account for on the equity method (the “Brazil Fund”). Also, we have additional investments in other unconsolidated entities in Brazil that we account for on the equity method with various ownership interests ranging from 5-50%. We refer to the Brazil Fund and the other unconsolidated entities collectively as the “Brazil Ventures.” During 2013, the Brazil Ventures contributed three properties to unconsolidated ventures in Brazil aggregating 1.1 million square feet for total proceeds of $122.6 million.

(7)	We have an ownership interest in this co-investment venture along with numerous third party investors. During 2013, we contributed eight properties aggregating 1.6 million square feet in exchange for $144.6 million in proceeds raised from us and third parties and additional ownership interests in the venture. As a result, our ownership percentage in this venture increased in 2013.

(8)	We have an ownership interest in this co-investment venture along with numerous third party investors. During 2013, we contributed 21 properties aggregating 4.5 million square feet for total proceeds of $391.6 million. Additionally, this venture acquired 10 properties from third parties in 2013 for $222.4 million aggregating 2.6 million square feet.

(9)	We have one partner in each of these co-investment ventures.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)	During 2013, we contributed 10 properties aggregating 1.9 million square feet for proceeds of $189.9 million.

(11)	We established this co-investment venture in 2013, as discussed above. Since the initial contribution, we contributed four properties aggregating 0.5 million square feet for total proceeds of $57.6 million. Additionally, this venture acquired 12 properties from third parties in 2013 for $380.4 million aggregating 2.6 million square feet.

(12)	We established this co-investment venture in 2013, as discussed above. Since the initial contribution, we contributed six properties aggregating 4.6 million square feet for total proceeds of $963.9 million. These contributions were funded by NPR with two follow on offerings in 2013. In addition, NPR acquired six properties from Prologis Japan Fund I aggregating 4.3 million square feet.

(13)	We concluded this co-investment venture in 2013 through the acquisition of 14 properties by us and the sale of the remaining six properties to NPR (as discussed above).

The following is summarized financial information of the unconsolidated co-investment ventures and our investment (dollars in millions). The co-investment venture information represents 100% of Prologis’ stepped up basis, not our proportionate share, and may not be comparable to values reflected in the entities’ stand alone financial statements calculated on a different basis.

2013 (1)	Americas	Europe	Asia	Total
Revenues	$702.4	$801.4	$223.8	$1,727.6
Net operating income	$512.9	$621.1	$174.7	$1,308.7
Net earnings (loss) (2)	$58.3	$130.6	$47.5	$236.4
Total assets	$8,014.4	$11,818.8	$4,032.1	$23,865.3
Amounts due to us (3)	$10.3	$43.7	$110.0	$164.0
Third party debt (4)	$2,999.1	$2,998.2	$1,715.2	$7,712.5
Total liabilities	$3,177.1	$4,113.6	$1,899.2	$9,189.9
Our weighted average ownership (5)	22.7%	39.0%	15.0%	29.2%
Our investment balance (6)	$1,194.0	$2,703.3	$352.7	$4,250.0
Our deferred gains, net of amortization (7)	$139.6	$196.7	$94.8	$431.1

2012 (1)	Americas	Europe	Asia	Total
Revenues	$759.3	$489.8	$140.5	$1,389.6
Net operating income	$560.8	$380.2	$109.4	$1,050.4
Net earnings (loss) (2)	$(88.1)	$85.7	$8.2	$5.8
Total assets	$9,070.4	$6,605.2	$1,937.0	$17,612.6
Amounts due to us (3)	$31.9	$33.3	$7.7	$72.9
Third party debt (4)	$3,835.5	$2,384.2	$972.9	$7,192.6
Total liabilities	$4,170.4	$2,953.8	$1,062.5	$8,186.7
Our weighted average ownership (5)	23.2%	29.7%	19.2%	25.1%
Our investment balance (6)	$1,111.8	$722.8	$178.5	$2,013.1
Our deferred gains, net of amortization (7)	$147.9	$181.6	$0.1	$329.6

(1)	We have had significant activity with our unconsolidated co-investment ventures in 2012 and 2013. We concluded Prologis California and NAIF II in 2012 and NAIF III, Prologis Japan Fund I and SGP Mexico in 2013 and only included the results of these ventures through the transaction dates. In 2013, we launched two new co-investment ventures (PELP and NPR) and the results of these ventures are included from the date these ventures acquired the properties.

(2)	In 2013, three ventures in the Americas recorded net gains of $60.6 million from the disposition of 23 properties.

In 2012, five ventures in the Americas recorded net gains of $9.4 million from the disposition of 38 properties. During 2012, NAIF III wrote off accumulated other comprehensive loss due to the settlement of debt before maturity by transferring the secured properties to the lender in lieu of payment for $25.1 million and the settlement of interest rate swap agreements in which the related debt is no longer expected to reach maturity for $21.5 million.

(3)	As of December 31, 2013, we had receivables from Prologis European Logistics Partners for remaining sale proceeds of $35.5 million which has subsequently been received. We also had a receivable from NPR of $88.5 million related to customer security deposits that are made through a leasing company owned by Prologis that pertain to properties owned by NPR. There is a corresponding payable to NPR’s customer in Other Liabilities in the Consolidated Balance Sheets.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31 2012, we had a note receivable from SGP Mexico of $19.8 million which was settled upon our acquisition of our partner’s interest on October 2, 2013. The remaining amounts represent current balances from services provided by us to the venture.

(4)	As of December 31, 2013, we did not guarantee any third party debt of our co-investment ventures.

(5)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(6)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next sub-footnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.

(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

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

The following table is a summary of remaining equity commitments as of December 31, 2013 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund (1)	$-	$294.8	$294.8	Various
Prologis Targeted Europe Logistics Fund (2) (3)	$136.0	$183.4	$319.4	June 2015
Prologis European Properties Fund II (2) (4)	$12.0	$154.9	$166.9	September 2015
Europe Logistics Venture 1 (2) (5)	$25.7	$145.8	$171.5	December 2014
Prologis European Logistics Partners (6)	$255.7	$255.7	$511.4	February 2016
Prologis China Logistics Venture 1 (7)	$61.7	$349.6	$411.3	March 2015
Prologis China Logistics Venture 2 (8)	$88.2	$500.0	$588.2	November 2017

Total	$579.3	$1,884.2	$2,463.5

(1)	During 2013, equity commitments of $438.0 million were obtained from third party investors and we committed to contribute $100.0 million. To fund the acquisition of properties during 2013, the venture called capital of $273.3 million, of which $173.3 million was from third parties and $100.0 million was from us. Of the remaining commitments at December 31, 2013, approximately $245 million will expire by June 2014 and the remaining commitments are open-ended.

(2)	Equity commitments are denominated in euro and reported above in U.S. dollar.

(3)	During 2013, equity commitments of €234.0 million ($322.7 million) were obtained from third party investors and we committed €258.6 million ($346.8 million). To fund acquisition of properties and pay down debt, the venture called capital of €261.0 million ($350.1 million) of which €101.0 million ($139.3 million) was from third parties and €160.0 million ($210.9 million) was our share.

(4)	During 2013, equity commitments of €325.0 million ($438.4 million) were obtained from third party investors and we committed to contribute €125.0 million ($165.7 million). To meet the capital requirements of the venture, including the repayment of debt and contribution of properties by us, the venture called capital of €329.0 million ($438.4 million) of which €212.7 million ($284.7 million) was from third parties and €116.3 million ($153.7 million) was our share.

(5)	During the fourth quarter of 2013, the venture called capital of €149.7 million ($203.4 million) of which €127.2 million ($172.9 million) was from third parties and €22.4 million ($30.5 million) was our share.

(6)

This venture was formed in March 2013 with an equity commitment of €2.4 billion ($3.1 billion), which included €1.2 billion ($1.6 billion) commitment from both our partner and us. We contributed 195 properties to this venture in March using the majority of the equity commitments. Additional equity commitments of €339.8 million ($457.9 million) were obtained, of which €169.9 million ($229.1 million) was our share. Of these commitments €159.8 million ($220.3 million) are denominated in British pound sterling, will

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

be called in euro and are reported above in U.S. dollar. After the initial contribution, the venture called €241.0 million ($319.5 million) of additional capital to fund the acquisition of properties, of which €120.5 million ($159.8 million) was our share. The remaining equity commitments as of December 31, 2013, are to fund the future repayment of debt.

(7)	During 2013, equity commitments of $39.1 million, of which $6.9 million was our share, were called.

(8)	In the fourth quarter of 2013, we formed Prologis China Logistics Venture 2 and equity commitments of $588.2 million were obtained of which $500.0 million was from third parties and $88.2 million was our share.

To the extent an unconsolidated entity acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the unconsolidated entity.

Other ventures

We have several investments in other unconsolidated ventures that own real estate properties and/or perform development activity. We recognized our proportionate share of the earnings from our investments in these entities of $2.6 million, $6.0 million and $10.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

6.	Notes Receivable Backed by Real Estate

At December 31, 2013 and 2012, we had $188.0 million of notes backed by real estate. The balance for both periods represents an investment in a preferred equity interest made in 2010 through the sale of a portfolio of industrial properties. Based on the terms of this instrument, the preferred equity interest meets the definition of an investment in a debt security from an accounting perspective. We earned a preferred return at an annual rate of 7% for the first three years, 8% for the fourth year and 10% thereafter until redeemed. Partial or full redemption can occur at any time at the buyer’s discretion or after 2015 at our discretion.

7.	Other Assets and Other Liabilities

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31 (in thousands):

	2013	2012
Rent leveling and above market leases	$256,018	$349,634
Leasing commissions	222,267	218,506
Prepaid assets	136,729	104,012
Value added taxes receivable	106,074	110,906
Fixed assets	85,389	90,177
Management contracts	61,082	66,466
Loan fees	49,920	49,344
Other notes receivable	38,860	34,763
Deferred income taxes	19,020	31,733
Other	85,653	67,512

Totals	$1,061,012	$1,123,053

Our other liabilities consisted of the following, net of amortization, if applicable, as of December 31 (in thousands):

	2013	2012
Tenant security deposits	$191,070	$174,137
Income tax liabilities	184,888	463,102
Unearned rents	64,156	115,020
Value added taxes payable	57,260	31,399
Deferred income	39,565	50,025
Below market leases	30,031	53,289
Environmental	16,926	30,075
Other	158,295	198,864

Totals	$742,191	$1,115,911

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The decrease in other assets and other liabilities, from December 31, 2012 to December 31, 2013, is principally due to the NPR and PELP contributions. See Note 5 for more details on these transactions.

The expected future amortization of leasing commissions of $222.3 million is summarized in the table below. We also expect our above and below market leases and rent leveling net assets, which total $226.0 million at December 31, 2013, to be amortized into rental income as follows (in thousands):

	Amortization Expense	Net Charge to Rental Income
2014	$65,867	$34,830
2015	52,449	41,036
2016	35,544	30,188
2017	24,198	25,999
2018	14,399	20,330
Thereafter	29,810	73,604

Totals	$222,267	$225,987

8.	Assets Held for Sale and Discontinued Operations

We had three land parcels that met the criteria to be classified as held for sale at December 31, 2013, and five land parcels and one operating building that met the criteria to be classified as held for sale at December 31, 2012. The amounts included in held for sale as of December 31, 2013 and 2012, represented real estate investment balances and the related assets and liabilities for each property.

The operations of the properties held for sale or disposed of to third parties and the aggregate net gains or losses recognized upon their disposition are presented as Discontinued Operations in the Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

Discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Rental income and recoveries	$34,105	$128,162	$171,103
Rental expenses	(10,633)	(40,925)	(48,528)
Depreciation and amortization	(15,339)	(43,197)	(61,465)
Interest expense	(1,163)	(3,213)	(2,718)

Income attributable to disposed properties and assets held for sale	6,970	40,827	58,392
Net gains on dispositions	117,738	65,927	64,489
Impairment charges	-	(30,596)	(2,659)
Income tax on dispositions	(1,188)	(233)	(3,216)

Total discontinued operations	$123,520	$75,925	$117,006

9.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our debt consisted of the following as of December 31 (dollars in thousands):

	2013		2012
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.2%	$725,483	1.5%	$888,966
Senior notes (3)	4.5%	5,357,933	5.6%	5,223,136
Exchangeable senior notes (4)	3.3%	438,481	4.6%	876,884
Secured mortgage debt (5)	5.6%	1,696,597	4.0%	3,625,908
Secured mortgage debt of consolidated entities (6)	4.7%	239,992	4.4%	450,923
Other debt of consolidated entities	-	-	4.8%	67,749
Term loan	1.7%	535,908	1.7%	639,636
Other debt (7)	6.2%	16,822	6.2%	17,592

Totals	4.2%	$9,011,216	4.4%	$11,790,794

(1)	The interest rates represent the effective interest rates (including amortization of the non-cash premiums or discount).

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. dollars: euro ($1.5 billion) and Japanese yen ($0.4 billion).

(3)	Notes are due February 2015 to August 2023 and interest rates range from 2.8% to 9.3%.

(4)	The weighted average coupon interest rate was 3.3% and 2.8% as of December 31, 2013 and 2012, respectively. The effective interest rate in 2012 included the impact of the related amortization of the non-cash discount related to these notes.

(5)	Debt is due May 2014 to April 2025 and interest rates range from 0.5% to 7.6%. The debt is secured by 296 real estate properties with an aggregate undepreciated cost of $4.2 billion at December 31, 2013.

(6)	Debt is due December 2014 to December 2027 and interest rates range from 1.9% to 7.2%. The debt is secured by 36 real estate properties with an aggregate undepreciated cost of $0.5 billion at December 31, 2013.

(7)	Balance represents primarily assessment bonds with varying interest rates from 4.5% to 7.9% that are due February 2014 to September 2033. The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $838.4 million at December 31, 2013.

Credit Facilities

On July 11, 2013, we terminated our existing global senior credit facility and entered into a new facility (the “Global Facility”). Under the new facility, funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis up to $2.0 billion (subject to currency fluctuations). We may increase the Global Facility to $3.0 billion (subject to currency fluctuations and obtaining additional lender commitments). The Global Facility is scheduled to mature on July 11, 2017; however, we may extend the maturity date by six months twice, subject to satisfaction of certain conditions and payment of extension fees. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

On August 14, 2013, we entered into a fourth amended and restated Japanese yen revolver (the “Revolver”). As a result, we increased our availability under the Revolver to ¥45.0 billion (approximately $428.8 million at December 31, 2013). The Revolver matures on May 14, 2018. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $538.4 million at December 31, 2013) subject to obtaining additional lender commitments. Pricing under the Revolver was consistent with the Global Facility at December 31, 2013. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Commitments and availability under our Credit Facilities were as follows (dollars in millions):

	2013	2012	2011
For the years ended December 31:
Weighted average daily interest rate	1.7%	1.6%	2.7%
Weighted average daily borrowings	$789.1	$815.2	$870.9
Maximum borrowings outstanding at any month-end	$1,325.4	$1,633.9	$2,368.1
As of December 31:
Aggregate borrowing capacity	$2,450.9	$2,118.3	$2,184.6
Borrowings outstanding	$725.5	$888.9	$934.9
Outstanding letters of credit	$73.2	$68.0	$85.0
Aggregate remaining capacity available	$1,652.2	$1,161.4	$1,164.7

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

In connection with the equity offering in April 2013 (see Note 10 for additional details), we repaid $202.3 million of outstanding senior notes at maturity and incurred $32.6 million of debt extinguishment costs, primarily due to the prepayment of $350.0 million of senior notes that were scheduled to mature in 2014.

In August 2013, we issued $1.25 billion of senior notes as follows: (i) $400.0 million at an interest rate of 2.75% maturing in 2019, at 99.97% of par value for an all-in rate of 2.76%; and (ii) $850.0 million at an interest rate of 4.25% maturing in 2023, at 99.74% of par value for an all-in rate of 4.28%. In connection with this issuance, we tendered for several series of debt maturing in 2018 through 2020. Pursuant to this tender, we acquired a principal amount of debt aggregating to $611.4 million and recognized a $114.1 million loss from the early extinguishment. We used the remaining proceeds of this issuance to repay borrowings on our Credit Facilities.

In November 2013, we issued $500.0 million of senior notes with an interest rate of 3.35% and maturing in 2021, at 99.98% of par value for an all-in rate of 3.35%. In connection with this issuance, we tendered for several series of debt maturing in 2018. Pursuant to this tender, we acquired a principal amount of debt aggregating to $299.0 million and recognized a $50.6 million loss from the early extinguishment. We used the remaining proceeds of this issuance to repay borrowings on our Credit Facilities.

In December 2013, we issued €700.0 million ($950.5 million) of senior notes at an interest rate of 3.00% and maturing in 2022, at 99.48% of par value for an all-in rate of 3.08%. In connection with this issuance, we repurchased €407.5 million ($562.0 million) of senior notes maturing in 2014, and recognized a $16.0 million loss from the early extinguishment. We used the remaining proceeds of this issuance to repay borrowings on our Credit Facilities.

During 2013, we also repurchased senior debt maturing in 2018 through 2020. As a result, we acquired a principal amount of debt aggregating $214.5 million and recognized a $43.2 million loss from early extinguishment.

Exchangeable Senior Notes

We issued three series of exchangeable senior notes in 2007 and 2008 and refer to them collectively as the “2007 and 2008 Exchangeable Notes.” The 2007 and 2008 Exchangeable Notes were senior obligations of Prologis and were exchangeable, under certain circumstances, for cash, our common stock or a combination of cash and our common stock, at our option. In April 2012, we redeemed $448.9 million of the exchangeable notes that were issued in March 2007, which was when the holders had the right to require us to repurchase their notes for cash. In January 2013, we redeemed $141.4 million of the exchangeable notes issued in November 2007. In May 2013, we redeemed $270.1 million of the exchangeable notes issued in May 2008. In June 2013, we redeemed the remainder of the 2007 and 2008 Exchangeable Notes for a total of $72.1 million.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest expense related to the 2007 and 2008 Exchangeable Notes for the years ended December 31 included the following components (dollars in thousands):

	2013	2012	2011
Coupon rate	$3,655	$14,312	$24,810
Amortization of discount	4,169	18,425	32,393
Amortization of deferred loan costs	490	1,280	2,071

Interest expense	$8,314	$34,017	$59,274

Effective interest rate	5.9%	5.7%	5.7%

On March 16, 2010, we issued $460.0 million of 3.3% exchangeable senior notes maturing in 2015 (“2010 Exchangeable Notes”). The 2010 Exchangeable Notes are exchangeable at any time by holders at an initial conversion rate of 25.8244 shares per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $38.72 per share, subject to adjustment upon the occurrence of certain events. The holders of the notes have the right to require us to repurchase their notes for cash at any time on or prior to the maturity date upon a change in control or a termination of trading (each as defined in the notes). Based on current conversion rates, 11.9 million shares would be required to settle the principal amount in stock for the 2010 Exchangeable Notes. The conversion of the 2010 Exchangeable Notes into stock, and the corresponding adjustment to interest expense, are included in our computation of diluted earnings per share/unit, unless the impact is anti-dilutive. During 2013, 2012, and 2011, the impact of these notes was anti-dilutive.

The 2010 Exchangeable Notes are issued by the Operating Partnership and are exchangeable into common stock of the REIT. The accounting for the 2010 Exchangeable Notes required us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative contract beginning with the Merger date. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency and Derivative Gains (Losses), Net. The fair value of the derivative associated with the 2010 Exchangeable Notes was a liability of $41.0 million and $39.8 million at December 31, 2013 and December 31, 2012, respectively. We recognized unrealized losses of $1.2 million and $22.3 million for the years ended December 31, 2013 and 2012, respectively and an unrealized gain of $45.0 million for the year ended December 31, 2011.

Secured Mortgage Debt

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In 2013, we issued ¥10.6 billion ($106.4 million) of new TMK bonds with maturity dates ranging from August 2014 to October 2016 and interest rates ranging from 0.5% to 0.9%. Subsequently, we paid off or transferred substantially all of our outstanding TMKs. At December 31, 2013, we had one TMK bond outstanding for ¥1.5 billion ($14.3 million as of December 31, 2013) with an interest rate of 0.5% and a maturity date of October 2016. The remaining TMK bond is secured by one property with an undepreciated cost of $58.7 million at December 31, 2013.

In connection with a property acquisition and the acquisition of a controlling interest in certain of our co-investment ventures in 2013, we assumed secured mortgage debt of $190.4 million.

Term Loan

We have a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million ($672.3 million at December 31, 2013). The loans can be obtained in U.S. dollar, euro, Japanese yen, and British pound sterling. We may increase the borrowings to approximately €987.5 million ($1.4 billion at December 31, 2013), subject to obtaining additional lender commitments. We fully drew the senior term loan and used the proceeds to pay off two term loans assumed in connection with the Merger and the remainder to pay down borrowings on our Credit Facilities. The loan agreement was scheduled to mature on February 2, 2014, with an option to extend the maturity date three times, in each case up to one year, subject to satisfaction of certain conditions and payment of extension fees. In January 2014, we extended the maturity to February 2015.

Debt Covenants

We have approximately $5.8 billion of senior notes and exchangeable senior notes outstanding as of December 31, 2013. The senior notes were issued under three separate indentures, as supplemented, and are subject to certain financial covenants. The exchangeable senior notes, as well as approximately $128.1 million of notes that were not exchanged for Prologis senior notes at the time of the Merger, are not subject to financial covenants.

We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt.

As of December 31, 2013, we were in compliance with all of our debt covenants.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Maturities

Principal payments due on our consolidated debt during each of the years in the ten-year period ending December 31, 2023, and thereafter are as follows (in millions):

	Prologis
	Unsecured				Secured Mortgage Debt	Total	Consolidated Entities’ Debt	Total Consolidated Debt
	Senior	Exchangeable	Credit	Other
Maturity	Debt	Notes	Facilities (1)	Debt (2)
2014(3)	$25	$-	$-	$537	$293	$855	$11	$866
2015	175	460	-	1	134	770	9	779
2016	641	-	-	1	456	1,098	126	1,224
2017	438	-	456	1	226	1,121	4	1,125
2018	667	-	269	1	110	1,047	74	1,121
2019	693	-	-	1	285	979	2	981
2020	379	-	-	1	6	386	2	388
2021	500	-	-	-	6	506	2	508
2022	965	-	-	-	7	972	3	975
2023	850	-	-	-	7	857	1	858
Thereafter	-	-	-	10	130	140	5	145

Subtotal	$5,333	$460	$725	$553	$1,660	$8,731	$239	$8,970
Unamortized (discounts) premiums, net	25	(22)	-	-	37	40	1	41

Total	$5,358	$438	$725	$553	$1,697	$8,771	$240	$9,011

(1)	Included in Credit Facilities is our global senior credit facility which is set to mature in July 2017. We may extend the maturity date by six months, twice, subject to satisfaction of certain conditions and payment of an extension fee.

(2)	Included in other debt is a term loan that can be extended until 2017 (three times each at one year). As discussed above, in January 2014, we extended the maturity of this term loan to February 2015.

(3)	We expect to repay the amounts maturing in 2014 related to our wholly owned debt with cash generated from operations, proceeds from the disposition of wholly owned real estate properties and with borrowings on our Credit Facilities.

Interest Expense

Interest expense from continuing operations included the following components for the years ended December 31 (in thousands):

	2013	2012	2011
Gross interest expense	$471,923	$578,518	$498,518
Amortization of discount (premium), net	(39,015)	(36,687)	228
Amortization of deferred loan costs	14,374	16,781	20,476

Interest expense before capitalization	447,282	558,612	519,222
Capitalized amounts	(67,955)	(53,397)	(52,651)

Net interest expense	$379,327	$505,215	$466,571

Total cash paid for interest, net of amounts capitalized	$426,528	$546,627	$467,400

10.	Stockholders’ Equity of the REIT

Shares Authorized

At December 31, 2013, 1.1 billion shares were authorized to be issued by the REIT, of which 1.0 billion shares represent common stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares. As of December 31, 2013, we had 498.8 million shares of common stock outstanding.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Stock

On April 30, 2013, we completed a public offering of 35.65 million shares of common stock at a price of $41.60 per share, generating approximately $1.4 billion in net proceeds.

In June 2013, we entered into an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock in an at-the-market offering program, through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under this program.

Under the Incentive Plan and Outside Trustees Plan, certain of our employees and outside directors were able to participate in stock-based compensation plans that provided compensation, generally in the form of common stock. In 2012, the new Prologis, Inc. 2012 Long-Term Incentive Plan was approved, which replaced all prior active incentive plans. See Note 13 for additional information on these plans. Under these plans, we received gross proceeds and issued shares of common stock as follows for the years ended December 31 (in thousands),

	2013	2012	2011
Gross proceeds received	$22,410	$30,980	$749
Shares of common stock issued	1,358	2,258	793

Limited partnership units were redeemed for $4.9 million and $5.8 million in 2013 and 2012, respectively. We did not redeem any limited partnership units in 2011. See Note 12 for more details.

In 2011, in connection with the Merger, holders of ProLogis common shares received 0.4464 of a newly issued share of AMB common stock, ProLogis became a subsidiary of AMB and AMB changed its name to Prologis, Inc. Because ProLogis was the accounting acquirer (as discussed in Note 3), the historical ProLogis shares outstanding were adjusted by the Merger exchange ratio and restated. As of the Merger date, 169.6 million shares were added to reflect the outstanding shares of common stock of AMB. In addition, in June 2011 we issued 34.5 million shares of common stock generating net proceeds of $1.1 billion.

Preferred Stock

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

We have two million shares of series Q preferred stock, our only remaining outstanding series of preferred stock, with a liquidation preference of $50 per share, a par value of $0.01, and a dividend rate of 8.54%, which will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon liquidation preference. The dividends are payable quarterly in arrears on the last day of March, June, September, and December. Dividends are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) is payable solely out of the cumulative sales proceeds of our other capital stock, which may include stock of other series of preferred stock.

We had the following preferred stock issued and outstanding as of December 31 (in thousands):

	2013	2012
Series L	$-	$49,100
Series M	-	57,500
Series O	-	75,300
Series P	-	50,300
Series Q	100,000	100,000
Series R	-	125,000
Series S	-	125,000

Total preferred stock	$100,000	$582,200

Ownership Restrictions

For us to qualify as a real estate investment trust under the Internal Revenue Code, five or fewer individuals may not own more than 50% of the value of our outstanding stock at any time during the last half of our taxable year. Therefore, our charter restricts beneficial ownership (or

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ownership generally attributed to a person under the real estate investment trust tax rules, by a person, or persons acting as a group, of issued and outstanding common and series Q preferred stock that would cause that person to own or be deemed to own more than 9.8% (by value or number of shares, whichever is more restrictive) of our issued and outstanding capital stock. Further, subject to certain exceptions, no person shall at any time directly or indirectly acquire ownership of more than 25% of any of the series Q preferred stock. These provisions assist us in protecting and preserving our real estate investment trust status and protect the interests of stockholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares of stock.

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

Dividends

In 2013, 2012 and 2011, we paid all of our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2013 (1)	2012	2011
Common Stock: (2)
Ordinary income	$-	$0.38	$0.07
Qualified dividend	-	0.20	0.01
Capital gains	1.12	0.54	0.84
Return of capital	-	-	0.14

Total distribution	$1.12	$1.12	$1.06

Preferred Stock - Series L (3):
Ordinary income	$-	0.55	0.15
Qualified dividend	-	0.28	-
Capital gains	0.41	0.80	1.07

Total dividend	$0.41	1.63	1.22

Preferred Stock - Series M (3):
Ordinary income	$-	0.57	0.15
Qualified dividend	-	0.30	-
Capital gains	0.42	0.82	1.11

Total dividend	$0.42	1.69	1.26

Preferred Stock - Series O (3):
Ordinary income	$-	0.59	0.16
Qualified dividend	-	0.31	-
Capital gains	0.44	0.85	1.15

Total dividend	$0.44	1.75	1.31

Preferred Stock - Series P (3):
Ordinary income	$-	0.58	0.15
Qualified dividend	-	0.30	-
Capital gains	0.43	0.83	1.13

Total dividend	$0.43	1.71	1.28

Preferred Stock - Series Q (4):
Ordinary income	$-	$1.44	$0.38
Qualified dividend	-	0.75	0.04
Capital gains	4.27	2.08	3.85

Total dividend	$4.27	$4.27	$4.27

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2013 (1)	2012	2011
Preferred Stock - Series R (4):
Ordinary income	$-	$0.57	$0.15
Qualified dividend	-	0.30	0.02
Capital gains	0.42	0.82	1.52

Total dividend	$0.42	$1.69	$1.69

Preferred Stock - Series S (4):
Ordinary income	$-	$0.57	$0.15
Qualified dividend	-	0.30	0.02
Capital gains	0.42	0.82	1.52

Total dividend	$0.42	$1.69	$1.69

(1)	Taxability for 2013 is estimated.

(2)	The historical shares were adjusted by the Merger exchange ratio of 0.4464.

(3)	Represents the dividends paid since the Merger.

(4)	Upon completion of the Merger, each outstanding Series C, F and G Cumulative Redeemable Preferred Share of beneficial interest in ProLogis was exchanged for a newly issued share of Cumulative Redeemable Preferred Stock, Series Q, R and S, respectively.

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

Our tax return for the year ended December 31, 2013 has not been filed. The taxability information presented for our dividends paid in 2013 is based upon management’s estimate. Our tax returns for open tax years have not been examined by the Internal Revenue Service, other than those discussed in Note 16. Consequently, the taxability of dividends is subject to change.

11.	Partners’ Capital of the Operating Partnership

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. In addition, other third parties own common limited partnership units that make up 0.35% of the common partnership units.

As of December 31, 2013, the Operating Partnership had outstanding 498.8 million common general partnership units, 1.8 million common limited partnership units and 2.0 million preferred general partnership units.

Distributions paid to the common limited partnership units and the taxability of the distributions are similar to the REIT’s common stock disclosed above.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Noncontrolling Interests

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

In June 2013, we acquired our partners’ interest in Prologis Institutional Alliance Fund II (“Fund II”), a consolidated co-investment venture. In connection with this transaction, we paid $245.8 million and issued 804,734 limited partnership units worth $31.3 million in one of our limited partnerships based primarily on appraised values of the properties. These units are exchangeable into an equal number of shares of our common stock. The difference between the amount we paid and the noncontrolling interest balance at the time was not significant, but was adjusted through equity with no gain or loss recognized. As a result of this transaction, the assets and liabilities associated with this venture are now wholly owned in the Consolidated Balance Sheets.

In the second quarter of 2013, we earned a promote fee from Fund II, of $18.8 million from the fund, which was based on the venture’s cumulative returns to the investors over the life of the venture. Of that amount, $13.5 million represented the third party investors’ portion and is reflected as a component of Noncontrolling Interest in the Consolidated Statements of Operations. We also recognized $2.7 million of expense for the year ended December 31, 2013, in Investment Management Expenses in the Consolidated Statements of Operations, representing the associated cash bonus paid out to certain employees pursuant to the terms of the Prologis Promote Plan, previously referred to as the Private Capital Plan.

In December 2013, we announced the formation of a new co-investment venture, Prologis U.S. Logistics Venture (“USLV”). Prologis’ partner is NBIM, which is the same partner in our new European fund, PELP. On January 9, 2014, we contributed 66 properties to the fund. We own 55% of the equity and the venture is consolidated for accounting purposes due to the structure and voting rights of the venture.

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of December 31, 2013, the REIT owned 99.65% of the common partnership units of the Operating Partnership.

During 2013, net earnings attributable to noncontrolling interests was $10.1 million, of which $0.5 million was a loss from continuing operations and $10.6 million was income from discontinued operations. Amounts allocated to discontinued operations for 2012 and 2011 were not considered significant.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2013	2012	2013	2012	2013	2012	2013	2012
Partnerships with exchangeable units (1)	various	various	$75,532	$44,476	$783,052	$826,605	$-	$-
Fund II (2)	N/A	28.2%	-	280,751	-	571,668	-	178,778
Mexico Fondo Logistico (AFORES) (3)	20.0%	20.0%	220,292	157,843	457,006	388,960	191,866	214,084
Brazil Fund (4)	50.0%	50.0%	65,006	66,494	-	-	-	-
Prologis AMS	38.5%	38.5%	24,791	59,631	58,575	160,649	17,063	63,749
Other consolidated entities	various	various	31,465	43,930	312,358	404,825	31,063	62,061

Operating Partnership noncontrolling interests			417,086	653,125	1,610,991	2,352,707	239,992	518,672
Limited partners in the Operating Partnership (5)			48,209	51,194	-	-	-	-

REIT noncontrolling interests			$465,295	$704,319	$1,610,991	$2,352,707	$239,992	$518,672

(1)	At December 31, 2013 and 2012, there were 1,948,608 and 1,173,571 limited partnership units, respectively, that were exchangeable into an equal number of shares of the REIT’s common stock. At December 31, 2013, this included the 804,734 units of one of our limited partnerships issued as part of the Prologis Institutional Alliance Fund II transaction. In 2013, 1,197 limited partnership units were redeemed for cash and 27,751 limited partnership units were redeemed for an equal number of common shares. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(2)	As disclosed above, we acquired our partners’ interest in June 2013.

(3)	In May 2013, we contributed land and five properties aggregating 0.7 million square feet to this entity for $52.1 million. As this entity is consolidated, we did not record a gain on this transaction.

(4)	We have a 50% ownership interest in and consolidate the Brazil Fund that in turn has investments in several joint ventures that are accounted for on the equity method. The Brazil Fund’s assets are primarily investments in unconsolidated entities of $152.0 million at December 31, 2013. For additional information on our unconsolidated investments, see Note 5.

(5)	At December 31, 2013 and December 31, 2012, there were 1,766,691 and 1,893,266 units respectively, that were associated with the limited partners in the Operating Partnership and were exchangeable into an equal number of shares of the REIT’s common stock. During 2013, 126,575 units were redeemed for cash. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

13.	Long-Term Compensation

In May 2012, the stockholders of the REIT approved the Prologis, Inc. 2012 Long-Term Incentive Plan (the “2012 LTIP”), which replaced all prior active long term incentive plans (“Prior Plans”). After approval of the 2012 LTIP, no further awards could be made under the Prior Plans but outstanding awards previously granted under Prior Plans will remain outstanding in accordance with their terms. The number of shares of common stock that may be issued under the 2012 LTIP is equal to 12.0 million shares plus the aggregate number of shares available for issuance under the Prior Plans at the time the 2012 LTIP was approved, resulting in a total of 27.2 million shares that have been reserved for issuance under the 2012 LTIP. As of December 31, 2013, there were 24.5 million shares of common stock available for future issuance of which 8.6 million are subject to outstanding awards.

Officers, directors and other employees, consultants, and independent contractors of the REIT or its subsidiaries are eligible to become participants in the 2012 LTIP. Awards made under the 2012 LTIP can be in the form of stock options (non-qualified options and incentive stock options), stock appreciation rights (“SAR”), full value awards (restricted stock, restricted stock units and performance-based shares) and cash incentive awards. No participant can be granted more than 1.5 million shares in any one calendar year. Awards can be made under the 2012 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2011, in connection with the Merger, each outstanding award of ProLogis was converted into 0.4464 of a newly issued award of the REIT. Additionally, the exercise prices of stock options and the grant date fair values of full value awards have been adjusted to reflect the conversion of the underlying award. Values of stock options, restricted stock and restricted stock units of AMB were adjusted to their current fair value as a result of the Merger. The fair value adjustment related to vested awards was recognized as an adjustment to paid-in capital and the portion of the adjustment related to unvested awards is being amortized to expense over the remaining service periods.

Performance Plans

We grant performance-based incentive awards under two performance compensation plans approved by the compensation committee of the Board in 2012. Under the approved performance plans, referred to as the Outperformance Plan and the Prologis Promote Plan, certain officers and employees may earn incentive compensation in the form of cash incentive awards or stock awards. The plans are designed such that awards will be paid only as a result of extraordinary performance by the Company.

Outperformance Plan (“OPP”)

OPP awards are earned to the extent our total shareholder return (“TSR”) for the performance period exceeds the TSR for the MSCI US REIT Index for the same period plus 100 basis points. If this outperformance hurdle is met, the compensation pool is equal to 3% of the excess value created, subject to a maximum of the greater of $75 million or 0.5% of the our equity market capitalization at the start of the performance period. Each participant is allocated a percentage of the total compensation pool. Awards earned, if any, for the performance period will be paid in either common stock or cash. Awards earned at the end of the performance period cannot be paid to participants unless our absolute TSR, as defined in the plan, is positive for the performance period. If the absolute TSR is not positive, payment will be delayed until such time as our absolute TSR becomes positive. If after seven years our absolute TSR has not become positive, the awards will be forfeited.

In February 2013, we granted points with an aggregate fair value of $23.9 million as of the date of the grant using a Monte Carlo valuation model that assumed a risk free interest rate of 0.39%, an expected volatility of 46% for Prologis and 30% for the index of selected peer companies and an expected service period of 3 years. Such points relate to a three-year performance period that began on January 1, 2013, and will end on December 31, 2015. If the performance criteria are met, the participants’ points will be paid in the form of common stock. As the 2013 award is equity-classified, the fair value of the award was measured at the grant-date and amortized over the performance period.

In 2012, we granted points relating to a three-year performance period (that began on January 1, 2012) that, if earned, were payable in cash. These awards were liability-classified and the fair value was re-measured on a quarterly basis and the expense was adjusted. On May 1, 2013, the compensation committee of the Board approved a modification of the settlement terms for the awards to be paid in shares of common stock. The award was reclassified from liability to equity based on the fair value at the modification date of $36.1 million using the Monte Carlo simulation model that assumed a risk free interest rate of 0.17%, an expected volatility of 27% for Prologis and 18% for the index of selected peer companies and an expected service period of 1.7 years. The new grant-date fair value less the amount of compensation expense recognized to date is amortized over the remaining performance period, through December 31, 2014.

We recognized $23.0 million and $9.0 million of compensation expense relating to the OPP awards during the years ended December 31, 2013 and 2012, respectively.

Prologis Promote Plan (“PPP”)

Under the PPP, we established a compensation pool equal to 40% of the aggregate incentive fees earned by Prologis under agreements with our co-investment ventures. Each participant was allocated a percentage of the total compensation pool for each co-investment venture in February 2012. The first awards were made under the PPP in August 2013. The total value of these PPP awards, $5.3 million, was settled in cash ($2.7 million) and RSUs (68,855 RSUs with a grant date fair value of $2.6 million and a three-year vesting period).

We evaluate the likelihood that we will earn incentive fees from our co-investment ventures on a quarterly basis. We record an accrual when it becomes probable and estimable that we will earn these fees. At December 31, 2013, we accrued $1.3 million of compensation expense associated with incentive fees earned from the conclusion of SGP Mexico.

Full Value Awards

We have granted full value awards, generally in the form of restricted stock units (“RSUs”) and performance-based awards (“PSAs”), to certain employees, generally on an annual basis. We also grant deferred stock units (“DSUs”) to our outside directors. Full value awards each represent one share of common stock and generally vest over a continued service period. Full value awards earn cash dividends or dividend equivalent units (“DEUs”) (at our common stock dividend rate) over the vesting period. The value of the dividends and DEUs is charged to retained earnings. The fair value of the full value awards is generally based on the market price of our common stock on the date the award is granted and is charged to compensation expense over the vesting or service period. For RSUs and PSAs, the vesting period is generally three years.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2011, we granted a target number of PSAs of 280,525, which were then earned based on specified performance criteria over a one-year performance period. Based on the attainment of specified individual and company performance goals, a total of 326,475 were earned. Earned PSAs were then subjected to a two-year vesting period. No PSAs were granted in 2012 or 2013.

DSUs issued in 2011 were fully vested at grant. DSUs granted since 2011 vest on the earlier of the date of the first annual meeting of stockholders after the grant date or the first anniversary of the grant date and are subject to a two-year deferral period after vest.

The weighted average fair value of the full value awards granted during the years ended December 31, 2013, 2012 and 2011 was $40.24, $32.60, and $34.13, respectively.

Summary of Activity of our RSUs and PSAs

The activity for the year ended December 31, 2013 with respect to our RSU and PSA awards was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at January 1, 2013	1,999,348	$32.28	47,680

Granted	1,288,457	40.24
Vested	(939,464)	31.86
Forfeited	(81,898)	36.66

Balance at December 31, 2013	2,266,443	$36.82	79,306

Restricted Stock

Restricted stock awards are full value awards that were granted under AMB’s Prior Plans prior to the Merger. Restricted stock awards are valued based on the market price of common stock on the grant date. The vesting period for restricted stock is generally three to four years. We recognize the value of the restricted stock earned as compensation expense over the applicable service period, which is generally the vesting period. Restricted stock has voting rights during the vesting period.

The activity for the year ended December 31, 2013, with respect to our unvested restricted stock was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2013	687,277	$34.03
Vested	(391,790)	34.05
Forfeited	(18,326)	34.07

Balance at December 31, 2013	277,161	$34.00

Stock Options

Stock options outstanding were primarily granted under AMB’s Prior Plans, which were fair valued as of the Merger Date. No stock options have been granted subsequent to the Merger. Each stock option is exercisable into one share of common stock at an exercise price equal to the market price of our common stock on the grant date. Stock options granted to employees had graded vesting over a three or four year period while stock options granted to outside directors generally vested immediately or within one year of the grant. The maximum contractual terms of each stock option is ten years.

The activity for the year ended December 31, 2013, with respect to our stock options was as follows:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Life (in years)
Balance at January 1, 2013	7,513,217	$37.02
Exercised	(869,443)	30.69
Forfeited/Expired	(390,277)	67.99

Balance at December 31, 2013	6,253,497	$35.97	6,120,224	$36.04	4.3

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value of exercised options was $9.6 million, $21.3 million, and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Compensation Expense

During the years ended December 31, 2013, 2012 and 2011, we recognized $58.4 million, $56.9 million and $34.8 million, respectively, of compensation expense associated with the 2012 LTIP plan and performance plans. These amounts include expense reported as General and Administrative Expenses and Merger, Acquisition and Other Integrated Expenses and are net of $18.8 million, $10.6 million and $8.7 million, respectively, that was capitalized due to our development and leasing activities.

Total remaining compensation cost related to unvested full value awards as of December 31, 2013, was $54.7 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining expense will be recognized through 2017, which equates to a weighted average period of 1.4 years. The fair value of the full value awards which vested in 2013 was $53.6 million.

Other Plans

In 2011, we had two 401(k) Savings Plan and Trusts, one from ProLogis and one from AMB. Effective January 1, 2012, the AMB 401(k) Plan merged into the ProLogis 401(k) Plan, with the Prologis Plan (the “Plan”) continuing on as the surviving plan. The Plan provides for matching employer contributions of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service.

In 2011, we had two nonqualified savings plans to provide benefits for certain employees, one from ProLogis and one from AMB. Effective January 1, 2012, a new deferred compensation plan for Prologis was established. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plans. There has been no employer matching under the new plan.

On a combined basis for all plans, our contributions under the matching provisions were $2.1 million, $1.8 million and $1.6 million for 2013, 2012 and 2011, respectively.

14.	Merger, Acquisition and Other Integration Expenses

In connection with the Merger and other related activities, we incurred significant transaction, integration, and transitional costs in 2011 and 2012 (primarily in 2011). These costs included investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; non-capitalized system conversion costs and other integration costs.

In 2012, we incurred $80.7 million of costs related principally to severance in connection with the Merger; system implementation costs, as portions of the project move into the phase when the costs are expensed (i.e., training and data conversion); additional costs due to the liquidation of PEPR and severance and related costs due to organizational changes in Europe to centralize finance activities and gain efficiencies. In 2011, we incurred $140.5 million of costs related principally to transaction and transitional costs directly related to the Merger, including severance, and transactional costs associated with the PEPR Acquisition. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included in these costs.

15.	Impairment Charges

Impairment of Real Estate Properties

During the years ended December 31, 2012 and 2011, we recognized impairment charges related to certain of our real estate properties totaling $283.5 million and $23.9 million, respectively. We recorded no impairment charges during 2013.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Land

In the fourth quarter of 2012, we reviewed our land bank based on our current intent to hold long-term (through the development of an industrial property) or to sell. This review resulted in a change in our intent from long-term hold to sell for some land parcels and the identification of other land parcels that had previously been impaired that are located primarily in Central and Eastern Europe for which the market had continued to lag in the global economic recovery. We had not experienced the same improvement in land values in these regional and other European markets that we had in a majority of our global markets. The fair value of the land parcels was based on internal valuations, which were corroborated primarily from brokers’ opinion of value and comparable land sales, if available. If the carrying value of the land parcel exceeded fair value, we adjusted the carrying value of the land. Accordingly, we recognized impairment charges of $77.5 million based on our evaluation of our investment in land as of December 31, 2012. Additionally during 2012, we recorded impairment charges of $11.4 million on land parcels that we expected to sell as the carrying value exceeded the fair value at that time. The fair value of the land was based on purchase and sale agreements.

Operating Properties

In the fourth quarter of 2012, we announced the signing of a definitive agreement for the formation of a new fund in Europe, PELP. Based on this agreement, we assessed the recoverability of the portfolio of assets we expected to contribute to PELP by comparing the total expected proceeds to the carrying value of the portfolio of assets as of December 31, 2012. As a result of this analysis, we recorded impairment charges of $135.3 million in continuing operations.

During 2012, we also recorded impairment charges for properties we expected to sell to third parties or contribute to co-investment ventures of $30.6 million in discontinued operations and $28.7 million in continuing operations, respectively. The impairment charges were calculated based on the carrying values of those assets compared to the fair value, which was primarily based upon letters of intent, purchase and sale agreements and third party appraisals.

During 2011, we recorded impairment charges for properties we expected to sell to third parties or contribute to co-investment ventures of $2.7 million in discontinued operations and $21.2 million in continuing operations, respectively.

Impairment of Other Assets

In the second quarter of 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in unconsolidated entities. This included our investment in NAIF III, which we concluded during the third quarter 2013, as discussed in Note 3. Based on the duration of time that the value of our investment had been less than carrying value and the lack of recovery as compared to our other real estate investments, we no longer believed the decline to be temporary. Also included was our investment in a co-investment venture in South Korea that we sold to our venture partner in July 2011. We had previously recognized an impairment associated with this investment due to the decline in value that we believed to be other than temporary.

We had a receivable from an entity that developed retail and mixed use properties in Europe that was secured by land parcels. In late 2011, the entity went into administration. In exchange for the note receivable, we received three land parcels and debt. Based on the fair value of the land less the assumption of debt received in the exchange, we impaired the remaining receivable balance of $20.5 million. In the first quarter of 2012, we recorded an additional impairment charge of $16.1 million.

16.	Income Taxes

Components of Loss before Income Taxes

Components of earnings (loss) before income taxes for the years ended December 31, were as follows (in thousands):

	2013	2012	2011
Domestic	$(404,910)	$(65,566)	$(303,695)
International	741,172	(37,251)	30,527

Earnings (loss) before income taxes	$336,262	$(102,817)	$(273,168)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Current and Deferred Income Taxes

Components of the provision for income taxes for the years ended December 31, were as follows (in thousands):

	2013	2012	2011
Current income tax expense (benefit):
United States Federal	$20,009	$(27,897)	$(9,392)
International	99,478	46,294	30,010
State and local	8,501	7,383	4,177

Total current tax expense	127,988	25,780	24,795

Deferred income tax expense (benefit):
United States Federal	(1,133)	152	(1,333)
International	(18,934)	(22,119)	(18,470)

Total deferred tax benefit	(20,067)	(21,967)	(19,803)

Total income tax expense, included in continuing and discontinued operations	$107,921	$3,813	$4,992

Current Income Taxes

Current income tax expense is generally a function of the level of income recognized by our taxable REIT subsidiaries (“TRS”), state income taxes, taxes incurred in foreign jurisdictions and interest and penalties associated with our uncertain tax positions. The increase in current income tax expense during 2013 is primarily due to the contribution of properties to our unconsolidated co-investment ventures that were held in certain foreign jurisdictions and United States TRSs. Current income tax expense resulting from the contribution of properties was partially offset by the utilization of net operating losses and section 163(j) interest limitation generated in prior years that had been previously recognized as deferred income tax assets in certain of our TRSs operating in the United States.

For the years ended December 31, 2013, 2012 and 2011, we recognized a net benefit for uncertain tax positions of $1.8 million, $28.5 million and $9.0 million, respectively. The benefit that was recognized in all years relates to the reversal of certain expenses due to the expiration of the statute of limitations and settlements with the taxing authorities.

During the years ended December 31, 2013, 2012 and 2011, cash paid for income taxes, net of refunds, was $99.5 million, $38.4 million and $41.2 million, respectively.

Deferred Income Taxes

Deferred income tax is generally a function of the period’s temporary differences (principally basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.

For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis in assets and liabilities. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, including international jurisdictions, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible and intangible assets at the date of acquisition. If taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, related to tax uncertainties acquired, are reflected in earnings.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income tax assets and liabilities as of December 31, were as follows (in thousands):

	2013	2012
Gross deferred income tax assets:
Net operating loss carryforwards (1)	$391,764	$611,027
Basis difference - real estate properties	133,767	172,336
Basis difference - equity investments	9,238	13,163
Basis difference - intangibles	8,113	17,408
Alternative minimum tax credit carryforward	1,387	1,387
Foreign tax credit carryforward	1,963	1,963
Section 163(j) interest limitation	33,224	53,542
Capital loss carryforward	32,054	30,395
Other - temporary differences	16,774	16,746

Total gross deferred income tax assets	628,284	917,967
Valuation allowance	(583,675)	(859,305)

Gross deferred income tax assets, net of valuation allowance	44,609	58,662

Gross deferred income tax liabilities:
Basis difference - real estate properties	167,074	436,961
Built-in-gains - real estate properties	5,409	6,402
Basis difference - equity investments	877	958
Built-in-gains - equity investments	21,707	22,053
Basis difference- intangibles	8,823	10,591
Other - temporary differences	5,269	5,123

Total gross deferred income tax liabilities	209,159	482,088

Net deferred income tax liabilities	$164,550	$423,426

(1)	At December 31, 2013, we had net operating loss (“NOL”) carryforwards as follows (in millions):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$69.5	$692.5	$442.3	$118.2	$61.6

Tax-effected NOL carryforward	26.1	195.6	132.7	22.7	14.7
Valuation allowance	(26.1)	(175.0)	(127.5)	(22.7)	(14.5)

Net deferred tax asset-NOL carryforward	$-	$20.6	$5.2	$-	$0.2

Expiration periods	2027-2032	2014-indefinite	2014-2023	2014-2022	2014-indefinite

The decrease in net deferred tax liabilities is due to the transfer of deferred tax balances on real estate properties that were contributed to our unconsolidated co-investment ventures, principally the initial contribution of 195 properties to PELP in the first quarter of 2013.

In addition, we utilized net operating losses and section 163(j) interest limitation of $28.8 million which was generated in prior years in certain TRSs operating in the United States to offset current income tax expense resulting from the contribution of properties to our unconsolidated co-investment ventures. There was a full valuation allowance recorded against these deferred tax assets as of December 31, 2012, as the transaction was not deemed probable under the accounting rules at that time.

We record a valuation allowance against deferred tax assets in certain jurisdictions when we cannot sustain a conclusion that it is more likely than not that we can realize the deferred tax assets and NOL carryforwards during the periods in which these temporary differences become deductible. The deferred tax asset valuation allowance is adequate to reduce the total deferred tax asset to an amount that we estimate will “more-likely-than-not” be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2013, 2012 and 2011, we believe that we have complied with the real estate investment trust requirements of the Internal Revenue Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

remain subject to examination would be primarily from 2010 and thereafter. Our major tax jurisdictions outside the United States are Brazil, Canada, China, France, Germany, Japan, Luxembourg, Mexico, Netherlands, Poland, Singapore, Spain, and the United Kingdom.

The liability for uncertain tax positions principally consisted of estimated federal and state income tax liabilities and included accrued interest and penalties of $0.9 million and $0.8 million at December 31, 2013 and 2012, respectively. A reconciliation of the liability for uncertain tax positions was as follows (in thousands):

	2013	2012
Balance at January 1,	$7,943	$36,464
Additions for tax positions taken during the current year	-	-
Additions for tax positions taken during a prior year	405	407
Reductions for tax positions taken during a prior year	-	(124)
Settlements with taxing authorities	(7,030)	-
Reductions due to lapse of applicable statute of limitations	-	(28,804)

Balance at December 31,	$1,318	$7,943

17.	Earnings / Loss Per Common Share / Unit

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

The following table sets forth the computation of our basic and diluted earnings per share/unit for the years ended December 31 (in thousands, except per share/unit amounts):

REIT	2013	2012	2011
Net earnings (loss) attributable to common stockholders	$315,422	$(80,946)	$(188,110)
Noncontrolling interest attributable to exchangeable limited partnership units	1,305	(162)	(349)

Adjusted net earnings (loss) attributable to common stockholders	$316,727	$(81,108)	$(188,459)

Weighted average common shares outstanding - Basic (1)	486,076	459,895	370,534

Incremental weighted average effect of exchange of limited partnership units (2)	2,060	1,953	1,196
Incremental weighted average effect of stock awards and warrants	3,410	-	-

Weighted average common shares outstanding - Diluted (3)	491,546	461,848	371,730

Net earnings (loss) per share attributable to common stockholders -
Basic	$0.65	$(0.18)	$(0.51)
Diluted	$0.64	$(0.18)	$(0.51)

Operating Partnership
Net earnings (loss) attributable to common unitholders	$316,630	$(81,108)	$(188,459)
Noncontrolling interest attributable to exchangeable limited partnership units	97	-	-

Adjusted net earnings (loss) attributable to common unitholders	$316,727	$(81,108)	$(188,459)

Weighted average common partnership units outstanding - Basic (1)	487,936	461,848	371,730
Incremental weighted average effect on exchange of limited partnership units	200	-	-
Incremental weighted average effect of stock awards and warrants of the REIT	3,410	-	-

Weighted average common partnership units outstanding - Diluted (3)	491,546	461,848	371,730

Net earnings (loss) per unit attributable to common unitholders -
Basic	$0.65	$(0.18)	$(0.51)
Diluted	$0.64	$(0.18)	$(0.51)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	The increase in shares/units between the periods is due to the Merger and equity offering 2011 and an equity offering in April 2013.

(2)	Income (loss) allocated to the exchangeable Operating Partnership units not held by the REIT has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit amount is the same. The incremental weighted average exchangeable Operating Partnership units (in thousands) were 1,860, 1,953 and 1,196 for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Total weighted average potentially dilutive stock awards and warrants outstanding (in thousands) were 13,998, 9,805, and 7,648 for the years ended December 31, 2013, 2012 and 2011, respectively. Total weighted average potentially dilutive shares/units from exchangeable debt outstanding (in thousands) were 11,879 for all periods presented. Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 1,558, 1,284, and 899 for the years ended December 31, 2013, 2012 and 2011, respectively.

18.	Related Party Transactions

In 2013 and 2012, Irving F. Lyons, III, member of the Board, Trustee of ProLogis prior to the Merger and former Chief Investment Officer, converted limited partnership units in the limited partnerships, in which we own a majority interest and consolidate, into 27,751 shares and 45,600 shares of our common stock, respectively. As of December 31, 2013, Mr. Lyons had no outstanding partnership units. See Note 12 for more information regarding these limited partnerships in the Americas.

Also see Note 5 for a discussion of transactions between us and the unconsolidated entities in which we invest.

19.	Financial Instruments and Fair Value Measurements

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Foreign currency hedges

We hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency derivative contracts to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. We measure the effectiveness of our net investment hedges by using the changes in forward exchange rates because this method reflects our risk management strategies, the economics of those strategies in the financial statements and better manages interest rate differentials between different countries. Under this method, all changes in fair value of the forward currency derivative contracts designated as net investment hedges are reported in equity in the foreign currency translation component of Accumulated Other Comprehensive Loss and offsets translation adjustments on the underlying net assets of foreign entities and affiliates, which are also recorded in Accumulated Other Comprehensive Loss. Ineffectiveness, if any, is recognized in earnings.

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

As discussed in Note 9, we issued €700 million ($950.5 million) of debt during December 2013. This debt was issued by the Operating Partnership, which is a U.S. dollar functional entity. To mitigate the risk of fluctuations in the exchange rate of the euro, we designated the debt as a non-derivative financial instrument hedge, and as a result, the change in the value of this debt upon translation into dollars is recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets to offset the foreign currency fluctuations related to our investment in Europe.

In 2012, we entered into foreign currency contracts that expired in April and May 2013. These contracts were designated and qualified as hedging instruments. During 2013, we settled these contracts with a combined notional amount of $1.3 billion. As a result of these settlements, we realized a gain of $4.3 million, in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income during 2013.

We had $20.2 million recorded in Other Assets at December 31, 2013, and $30.3 million and $17.5 million recorded in Accounts Payable and Accrued Expenses at December 31, 2013 and December 31, 2012, respectively, in the Consolidated Balance Sheets relating to the fair value of our net investment hedges. Amounts included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, were gains of $0.4 million and losses of $17.5 million, respectively. None of our net investment hedges were ineffective during the year ended December 31, 2013; therefore, there was no impact on earnings. For the years ended December 31, 2013 and 2012, we recorded gains of $15.2 million and losses of $17.5 million respectively, in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income due to the change in fair value of our net investment hedges. We had no outstanding net investment hedges in 2011.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have entered into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We had one interest rate swap contract, which was denominated in U.S dollar, outstanding at December 31, 2013. We had $5.6 million and $28.0 million accrued in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets relating to unsettled derivative contracts at December 31, 2013 and 2012, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. The amounts reclassified to interest expense for the years ended December 31, 2013 and 2011 were not considered significant. The amount reclassified to interest expense for the year ended December 31, 2012, was $14.7 million. For the next twelve months from December 31, 2013, the additional expense that will be reclassified into interest expense is not considered significant. Amounts included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets at December 31, 2013 and 2012 were losses of $14.4 million and $33.8 million, respectively. To the extent the hedged debt is paid off early, the amounts in Accumulated Other Comprehensive Loss are recognized as Gains (Losses) on Early Extinguishment of Debt, Net In the Consolidated Statements of Operations.

Losses on a derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred. Losses due to hedge ineffectiveness were not considered material during the year ended December 31, 2013. We recorded losses of $2.4 million and $1.8 million during the years ended December 31, 2012 and 2011, respectively. Also in 2012, we recorded a loss of $11.0 million in Gain (Loss) on Early Extinguishment of Debt, Net related to interest rate swaps that were considered ineffective with a notional amount of $703.8 million. These derivatives were associated with debt that was paid off or transferred in the first quarter of 2013, in connection with the contribution to our new European co-investment venture, PELP (see Note 6 for more details of this venture). When it was probable the related forecasted transaction would not occur, the hedge was deemed ineffective and the balance in Accumulated Other Comprehensive Loss was written off.

The following table summarizes the activity in our derivative instruments for the years ended December 31, as follows (in millions):

	2013		2012		2011
	Foreign Currency Forwards	Interest Rate Swaps (1)	Foreign Currency Forwards	Interest Rate Swaps (1)	Interest Rate Caps	Interest Rate Swaps (1)
Notional amounts at January 1,	$1,303.8	$1,314.8	$-	$1,496.5	$-	$268.1
New contracts	1,050.0	-	1,303.8	445.4	-	-
Acquired contracts (2)	-	-	-	71.0	25.7	1,337.3
Matured or expired contracts	(1,303.8)	(1,243.8)	-	(698.1)	(25.7)	(108.9)

Notional amounts at December 31,	$1,050.0	$71.0	$1,303.8	$1,314.8	$-	$1,496.5

(1)	During 2013, we settled 13 contracts with a notional value of $333.5 million, and contributed 13 contracts with a notional value of $383.9 million related to the transfer of assets to the newly formed PELP co-investment venture. We also settled five contracts in Japan with a notional value of $526.4 million in connection with the contributions of properties to NPR. In 2012, we entered into four interest rate swap contracts with combined notional amounts of $445.4 million, with various expiration dates between 2017 and 2019. In addition, we acquired one interest rate swap contract with a notional amount of $71.0 million in connection with the acquisition of our interest in NAIF II. In connection with the Merger and PEPR Acquisition in 2011, we acquired various interest rate swap contracts with combined notional amounts of $1.3 billion, with various expiration dates between October 2012 and January 2014.

(2)	To the extent these contracts previously qualified for hedge accounting, they were redesignated at the time of the acquisition to qualify for hedge accounting post Merger and acquisition.

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

Fair Value Measurements on a Recurring and Non-Recurring Basis

At December 31, 2013 and December 31, 2012, other than the derivatives discussed above and in Note 9, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements. We have

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts were not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2013 and December 31, 2012, were classified as Level 2 of the fair value hierarchy.

Assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges as discussed in Note 15. The table below aggregates the fair value of these assets at December 31, 2013 and 2012, respectively, by the levels in the fair value hierarchy (in thousands):

	2013				2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate assets	$-	$-	$-	$-	$-	$-	$3,677,365	$3,677,365

Fair Value of Financial Instruments

At December 31, 2013 and 2012, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At December 31, 2013 and 2012, the fair value of our derivative instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. The fair values of our net investment hedges are based upon the change in the spot rate at the end of the period as compared to the strike price at inception.

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

At December 31, 2013 and 2012, the fair value of our senior notes and exchangeable senior notes has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2013 and 2012, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the carrying amounts and estimated fair values of our debt as of December 31 (in thousands):

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$725,483	$725,679	$888,966	$893,577
Senior notes	5,357,933	5,698,864	5,223,136	5,867,124
Exchangeable senior notes	438,481	514,381	876,884	1,007,236
Secured mortgage debt	1,696,597	1,840,829	3,625,908	3,765,556
Secured mortgage debt of consolidated entities	239,992	246,324	450,923	455,880
Other debt of consolidated entities	-	-	67,749	68,751
Term loan and other debt	552,730	560,714	657,228	660,951

Total debt	$9,011,216	$9,586,791	$11,790,794	$12,719,075

20.	Commitments and Contingencies

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

The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related venture or disposition of any properties by the venture. In previous years, we had two agreements terminate without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements. Liabilities related to the indemnification agreements are recorded in Other Liabilities in the Consolidated Balance Sheets. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the completion of the improvements and infrastructure. As of December 31, 2013 and 2012, we had approximately $25.5 million and $27.8 million, respectively, outstanding under such arrangements.

At December 31, 2013, we guaranteed $9.4 million of debt of certain of our unconsolidated entities. We may be required or choose to make additional capital contributions to certain of our unconsolidated entities, representing our proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operation shortfalls. See Note 5 for further discussion related to equity commitments to our unconsolidated entities.

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

21.	Business Segments

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

We own real estate in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

•

Investment Management – This represents the long-term management of unconsolidated co-investment ventures. We have a direct and long-standing relationships with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended venture structures while providing complete portfolio management and financial reporting services. We recognize fees and incentives earned for services performed on behalf of the unconsolidated entities and certain third parties.

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

	Years Ended December 31,
	2013	2012	2011
Revenues (1):
Real estate operations:
Americas	$1,288,925	$1,176,920	$821,090
Europe	174,397	435,244	307,416
Asia	107,692	221,575	155,646

Total Real Estate Operations segment	1,571,014	1,833,739	1,284,152

Investment management:
Americas	72,474	69,422	76,872
Europe	63,794	37,047	46,087
Asia	43,204	20,310	14,660

Total Investment Management segment	179,472	126,779	137,619

Total revenues	$1,750,486	$1,960,518	$1,421,771
Net operating income:
Real estate operations:
Americas	$899,053	$818,393	$569,843
Europe	116,178	325,571	222,605
Asia	76,863	171,980	118,985

Total Real Estate Operations segment	1,092,094	1,315,944	911,433

Investment management:
Americas	18,785	31,637	42,644
Europe	41,263	21,699	30,708
Asia	30,145	9,623	9,305

Total Investment Management segment	90,193	62,959	82,657

Total segment net operating income	1,182,287	1,378,903	994,090
Reconciling items:
General and administrative expenses	(229,207)	(228,068)	(195,161)
Depreciation and amortization	(648,668)	(724,262)	(542,419)
Merger, acquisition and other integration expenses	-	(80,676)	(140,495)
Impairment of real estate properties	-	(252,914)	(21,237)
Earnings from unconsolidated entities, net	97,220	31,676	59,935
Interest expense	(379,327)	(505,215)	(466,571)
Interest and other income, net	26,948	22,878	12,008
Gains on acquisitions and dispositions of investments in real estate, net	597,656	305,607	111,684
Foreign currency and derivative gains (losses), net	(33,633)	(20,497)	41,172
Gain (loss) on early extinguishment of debt, net	(277,014)	(14,114)	258
Impairment of other assets	-	(16,135)	(126,432)

Total reconciling items	(846,025)	(1,481,720)	(1,267,258)

Earnings (loss) before income taxes	$336,262	$(102,817)	$(273,168)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2013	2012
Assets (2):
Real estate operations:
Americas	$16,293,109	$15,236,921
Europe	1,634,867	5,738,245
Asia	1,176,774	3,476,999

Total Real Estate Operations segment	19,104,750	24,452,165

Investment management (3):
Americas	22,154	24,373
Europe	60,327	61,266
Asia	3,634	6,108

Total Investment Management segment	86,115	91,747

Total segment assets	19,190,865	24,543,912

Reconciling items:
Investments in and advances to other unconsolidated entities	4,430,239	2,195,782
Notes receivable backed by real estate	188,000	188,000
Assets held for sale	4,042	26,027
Cash and cash equivalents	491,129	100,810
Other assets	268,032	255,614

Total reconciling items	5,381,442	2,766,233

Total assets	$24,572,307	$27,310,145

(1)	Includes revenues attributable to the United States for the years ended December 31, 2013, 2012 and 2011 of $1.1 billion, $1.1 billion and $0.8 billion, respectively.

(2)	Includes long-lived assets attributable to the United States as of December 31, 2013 and 2012 of $15.9 billion and $14.9 billion, respectively.

(3)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Investment Management segment.

22.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the years ended December 31, 2013, 2012 and 2011 are as follows:

•

As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received ownership interests of $1.3 billion, representing a 50% ownership interest, and PELP assumed $353.2 million of secured debt.

•

We received $31.2 million, $17.7 million and $5.0 million of ownership interests in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities during 2013, 2012 and 2011, respectively.

•	As partial consideration for contributions and dispositions in 2013, the buyers assumed debt of $194.9 million.

•	See Note 3 for information related to the Merger and PEPR Acquisition in 2011 and acquisitions of unconsolidated co-investment ventures in 2012 and 2013.

•	In April 2011, we assumed $61.7 million of debt upon the acquisition of the remaining interest in a venture that owned one property in Japan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.	Selected Quarterly Financial Data (Unaudited)

Selected quarterly 2013 and 2012 data has been adjusted from previously disclosed amounts due to the disposal of properties in 2013 whose results of operations were reclassified to Discontinued Operations in the Consolidated Statements of Operations. The selected quarterly data was as follows (in thousands, except per share data):

	Three Months Ended,
REIT	March 31,	June 30,	September 30,	December 31,
2013:
Total revenues	$479,971	$410,693	$423,058	$436,764
Operating income	$97,039	$58,514	$77,380	$71,479
Earnings (loss) from continuing operations	$289,306	$(20,591)	$(48,671)	$9,485
Net earnings (loss) attributable to common stockholders	$265,416	$(1,517)	$(7,534)	$59,057
Net earnings (loss) attributable to common stockholders - Basic (1)	$0.58	$-	$(0.02)	$0.12
Net earnings (loss) attributable to common stockholders - Diluted (1)(2)	$0.57	$-	$(0.02)	$0.12
2012:
Total revenues	$469,456	$492,012	$492,942	$506,108
Operating income (loss)	$81,522	$97,482	$76,522	$(162,543)
Earnings (loss) from continuing operations	$186,217	$(15,192)	$(7,816)	$(269,606)
Net earnings (loss) attributable to common stockholders	$202,412	$(8,119)	$(46,526)	$(228,713)
Net earnings (loss) attributable to common stockholders - Basic (1)	$0.44	$(0.02)	$(0.10)	$(0.50)
Net earnings (loss) attributable to common stockholders - Diluted (1)(2)	$0.44	$(0.02)	$(0.10)	$(0.50)

Operating Partnership
2013:
Total revenues	$479,971	$410,693	$423,058	$436,764
Operating income	$97,039	$58,514	$77,380	$71,479
Earnings (loss) from continuing operations	$289,306	$(20,591)	$(48,671)	$9,485
Net earnings (loss) attributable to common unitholders	$266,548	$(1,592)	$(7,582)	$59,256
Net earnings (loss) attributable to common unitholders - Basic (1)	$0.58	$-	$(0.02)	$0.12
Net earnings (loss) attributable to common unitholders - Diluted (1)(2)	$0.57	$-	$(0.02)	$0.12
2012:
Total revenues	$469,456	$492,012	$492,942	$506,108
Operating income (loss)	$81,522	$97,482	$76,522	$(162,543)
Earnings (loss) from continuing operations	$186,217	$(15,192)	$(7,816)	$(269,606)
Net earnings (loss) attributable to common unitholders	$203,353	$(8,173)	$(46,678)	$(229,610)
Net earnings (loss) attributable to common unitholders - Basic (1)	$0.44	$(0.02)	$(0.10)	$(0.50)
Net earnings (loss) attributable to common unitholders - Diluted (1)(2)	$0.44	$(0.02)	$(0.10)	$(0.50)

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding and included in the calculation of diluted shares.

(2)	Income (loss) allocated to the exchangeable Operating Partnership units not held by the REIT has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit is the same.

24.	Subsequent Event

In February 2014, we issued €700 million of senior notes at an interest rate of 3.38% maturing in 2024, at 98.9% of par value for an all-in rate of 3.52%. We intend to use the net proceeds for general corporate purposes, including repaying or repurchasing indebtedness. In the short term, we intend to use the net proceeds to repay our Credit Facilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

Under date of February 26, 2014, we reported on the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

Under date of February 26, 2014, we reported on the consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 26, 2014

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Industrial Operating Properties (d)
Americas Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(d)	5,582	3,047	28,916	6,276	31,269	37,545	(16,861)	1996, 1997
Atlanta South Business Park	9		5,353	28,895	1,805	5,353	30,700	36,053	(2,821)	2011
Atlanta West Distribution Center	7	(d)	7,208	26,306	10,960	7,208	37,266	44,474	(13,205)	1994, 2006, 2012
Berkeley Lake Distribution Center	1	(d)	2,046	8,712	734	2,046	9,446	11,492	(1,761)	2006
Buford Distribution Center	1		1,487	—	5,526	1,487	5,526	7,013	(1,006)	2007
Cobb Place Dist Ctr	2	(d)	2,970	12,702	176	2,970	12,878	15,848	(915)	2012
Dekalb Ind Ctr	1		1,401	6,154	90	1,401	6,244	7,645	(524)	2012
Douglas Hill Distribution Center	4		11,599	46,826	3,653	11,677	50,401	62,078	(13,597)	2005
Hartsfield East DC	1		697	6,466	354	697	6,820	7,517	(504)	2011
Horizon Distribution Center	1		2,846	11,385	1,508	2,846	12,893	15,739	(2,285)	2006
LaGrange Distribution Center	1		174	986	858	174	1,844	2,018	(1,297)	1994
Macon Dist Ctr	1		604	2,691	1	604	2,692	3,296	(278)	2012
Midland Distribution Center	1		1,919	7,679	1,471	1,919	9,150	11,069	(2,363)	2006
Northeast Industrial Center	5	(d)	3,603	16,920	3,627	3,603	20,547	24,150	(6,248)	1996, 2012
Northmont Industrial Center	1		566	3,209	1,398	566	4,607	5,173	(3,077)	1994
Park I-75 South	1		8,369	—	35,671	8,369	35,671	44,040	(403)	2013
Peachtree Corners Business Center	5		1,519	7,253	3,536	1,519	10,789	12,308	(5,470)	1994, 2006
Piedmont Ct. Distribution Center	2		885	5,013	3,689	885	8,702	9,587	(5,372)	1997
Riverside Distribution Center (ATL)	3		2,533	13,336	3,756	2,556	17,069	19,625	(9,019)	1999
South Royal Atlanta Distribution Center	2		1,191	5,719	1,408	1,191	7,127	8,318	(1,529)	2002, 2012
Southfield-KRDC Industrial SG	8		5,033	28,725	1,572	5,033	30,297	35,330	(3,250)	2011
Southside Distribution Center	1		1,186	2,859	595	1,186	3,454	4,640	(402)	2011
Suwanee Creek Dist Ctr	2		1,045	4,201	81	1,045	4,282	5,327	(300)	2010, 2013
Tradeport Distribution Center	3	(d)	1,464	4,563	7,780	1,479	12,328	13,807	(7,533)	1994, 1996
Weaver Distribution Center	2		935	5,182	2,199	935	7,381	8,316	(4,973)	1995
Westfork Industrial Center	2	(d)	579	3,910	426	579	4,336	4,915	(2,563)	1995
Westgate Ind Ctr	5		2,869	12,730	789	2,869	13,519	16,388	(1,140)	2012

Atlanta, Georgia	80		75,663	275,469	122,579	76,473	397,238	473,711	(108,696)

Austin, Texas
MET 4-12 LTD	1		4,300	20,456	226	4,300	20,682	24,982	(1,991)	2011
MET PHASE 1 95 LTD	4		5,593	17,211	874	5,593	18,085	23,678	(1,748)	2011
Montopolis Distribution Center	1		580	3,384	2,544	580	5,928	6,508	(3,949)	1994
Walnut Creek Corporate Center	3		461	4,089	338	515	4,373	4,888	(2,930)	1994

Austin, Texas	9		10,934	45,140	3,982	10,988	49,068	60,056	(10,618)

Baltimore/Washington
1901 Park 100 Drive	1	(d)	2,409	7,227	936	2,409	8,163	10,572	(2,280)	2006
Airport Commons Distribution Center	2	(d)	2,320	—	10,170	2,360	10,130	12,490	(4,263)	1997
Ardmore Distribution Center	3		1,431	8,110	3,185	1,431	11,295	12,726	(6,837)	1994
Ardmore Industrial Center	2		984	5,581	1,699	985	7,279	8,264	(4,822)	1994
Beltway Distribution	1		9,211	33,922	346	9,211	34,268	43,479	(3,221)	2011
Corcorde Industrial Center	4	(d)	1,538	8,717	3,831	1,538	12,548	14,086	(8,339)	1995
Corridor Industrial	1		1,921	7,224	5	1,921	7,229	9,150	(703)	2011
Crysen Industrial	1		2,285	6,267	354	2,285	6,621	8,906	(706)	2011
Gateway Bus Ctr	2		4,414	—	11,681	2,356	13,739	16,095	(96)	2012
Gateway Distribution Center	3		2,523	5,715	4,760	3,163	9,835	12,998	(2,201)	1998, 2012
Granite Hill Dist. Center	2		2,959	9,344	74	2,959	9,418	12,377	(1,115)	2011
Greenwood Industrial	3		6,828	24,253	490	6,828	24,743	31,571	(2,429)	2011
Meadowridge Distribution Center	1	(d)	1,757	—	6,436	1,902	6,291	8,193	(2,791)	1998
Meadowridge Industrial	3		4,845	20,576	2,520	4,845	23,096	27,941	(1,817)	2011
Patuxent Range Road	2		2,281	9,638	1,226	2,281	10,864	13,145	(993)	2011
Preston Court	1		2,326	10,146	195	2,326	10,341	12,667	(975)	2011
ProLogis Park - Dulles	3	(d)	8,053	19,495	553	8,053	20,048	28,101	(1,314)	2012
Troy Hill Dist Ctr	2	(d)	2,495	10,615	25	2,495	10,640	13,135	(744)	2012

Baltimore/Washington	37		60,580	186,830	48,486	59,348	236,548	295,896	(45,646)

Boston, Massachusetts
Boston Industrial	6		19,134	40,176	(1,965)	19,138	38,207	57,345	(5,238)	2011
Cabot Business Park	9		15,977	41,088	(4,367)	15,977	36,721	52,698	(5,079)	2011
Cabot Business Park SGP	3		6,380	19,563	(395)	6,380	19,168	25,548	(2,706)	2011

Boston, Massachusetts	18		41,491	100,827	(6,727)	41,495	94,096	135,591	(13,023)

Central & Eastern, Pennsylvania
Carlisle Dist Ctr	6	(d)	54,852	233,619	4,494	54,852	238,113	292,965	(6,337)	2012, 2013
Chambersburg Dist Ctr	1		4,188	17,796	77	4,188	17,873	22,061	(250)	2013
Harrisburg Distribution Center	5		21,950	96,007	901	21,950	96,908	118,858	(5,540)	2004, 2013

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Harrisburg Industrial Center	1		782	6,190	964	782	7,154	7,936	(2,258)	2002
I-78 Dist. Center	1		13,030	30,007	202	13,030	30,209	43,239	(2,627)	2011
I-81 Distribution	1		1,822	21,583	247	1,822	21,830	23,652	(1,848)	2011
Lehigh Valley Distribution Center	6		22,380	74,787	22,709	22,380	97,496	119,876	(4,391)	2004, 2010, 2013
Park 33 Distribution Center	1	(d)	13,411	-	41,110	15,698	38,823	54,521	(4,443)	2007
Pottsville Dist Ctr	1		4,486	19,527	306	4,486	19,833	24,319	(1,439)	2012
Quakertown Distribution Center	1		6,966	-	27,698	6,966	27,698	34,664	(5,258)	2006

Central & Eastern, Pennsylvania	24		143,867	499,516	98,708	146,154	595,937	742,091	(34,391)

Central Valley, CA
Arch Road Logistics Center	2	(d)	9,492	38,060	2,273	9,492	40,333	49,825	(4,172)	2010
Central Valley Industrial Center	4	(d)	11,418	48,726	8,430	11,868	56,706	68,574	(23,305)	1999, 2002, 2005
Chabot Commerce Ctr	2		5,222	13,697	5,474	5,222	19,171	24,393	(2,289)	2011
Manteca Distribution Center	1		9,280	27,840	527	9,480	28,167	37,647	(7,772)	2005
Patterson Pass Business Center	3	(d)	9,278	23,508	5,680	9,291	29,175	38,466	(2,727)	2007, 2012
Tracy II Distribution Center	5		23,848	32,080	174,482	29,189	201,221	230,410	(14,530)	2007, 2009, 2012, 2013

Central Valley, CA	17		68,538	183,911	196,866	74,542	374,773	449,315	(54,795)

Charlotte, North Carolina
Charlotte Distribution Center	9	(d)	4,578	-	28,376	6,096	26,858	32,954	(14,818)	1995, 1996, 1997, 1998
Northpark Distribution Center	2	(d)	1,183	6,707	2,671	1,184	9,377	10,561	(6,015)	1994, 1998
West Pointe Business Center	2		5,440	12,953	9,718	5,440	22,671	28,111	(3,134)	2006, 2012

Charlotte, North Carolina	13		11,201	19,660	40,765	12,720	58,906	71,626	(23,967)

Chicago, Illinois
Addison Business Center	1		1,293	2,907	489	1,293	3,396	4,689	(322)	2011
Addison Distribution Center	1		640	3,661	1,232	640	4,893	5,533	(2,833)	1997
Alsip Distribution Center	2		2,093	11,859	11,105	2,549	22,508	25,057	(14,363)	1997, 1999
Alsip Industrial	1		1,422	2,336	17	1,422	2,353	3,775	(483)	2011
Arlington Heights Distribution Center	1		831	3,326	2,244	831	5,570	6,401	(1,223)	2006
Bensenville Distribution Center	1		926	3,842	6,209	940	10,037	10,977	(6,887)	1997
Bensenville Ind Park	13		37,681	92,909	3,157	37,681	96,066	133,747	(10,463)	2011
Bolingbrook Distribution Center	5	(d)	15,110	68,440	4,501	15,110	72,941	88,051	(24,888)	1999, 2006
Bridgeview Industrial	1		1,380	3,404	310	1,380	3,714	5,094	(430)	2011
Chicago Industrial Portfolio	1		1,330	2,876	384	1,330	3,260	4,590	(372)	2011
Chicago Ridge Freight Terminal	1		1,789	6,187	268	1,789	6,455	8,244	(547)	2011
Des Plaines Distribution Center	3		2,158	12,232	6,616	2,159	18,847	21,006	(11,958)	1995, 1996
Elk Grove Distribution Center	22	(d)	30,882	80,898	48,660	30,882	129,558	160,440	(48,229)	1995, 1996, 1997, 1999, 2006, 2009
Elk Grove Du Page	21	(d)	14,830	64,408	6,936	14,830	71,344	86,174	(3,880)	2012
Elk Grove Village SG	9		9,580	18,750	1,354	9,580	20,104	29,684	(2,588)	2011
Elmhurst Distribution Center	1		713	4,043	1,204	713	5,247	5,960	(3,170)	1997
Executive Drive	1		1,371	6,430	249	1,371	6,679	8,050	(627)	2011
Glendale Heights Distribution Center	3	(d)	3,903	22,119	4,105	3,903	26,224	30,127	(13,374)	1999
Glenview Distribution Center	2		1,156	6,550	2,093	1,156	8,643	9,799	(4,938)	1996, 1999
Golf Distribution	1		5,372	16,619	85	5,372	16,704	22,076	(2,078)	2011
Hintz Building	1		354	1,970	72	354	2,042	2,396	(205)	2011
I-294 Dist Ctr	1		3,877	16,589	2	3,877	16,591	20,468	(1,172)	2012
I-55 Distribution Center	2	(d)	5,383	25,504	35,327	11,786	54,428	66,214	(11,587)	2007
Itasca Distribution Center	1		300	1,941	899	300	2,840	3,140	(1,785)	1996
Itasca Industrial Portfolio	4		5,942	13,574	262	5,942	13,836	19,778	(1,532)	2011
Kehoe Industrial	1		1,394	3,247	389	1,394	3,636	5,030	(317)	2011
Melrose Park Distribution Ctr.	1		2,657	9,292	215	2,657	9,507	12,164	(1,126)	2011
Minooka Distribution Center	2	(d)	12,240	41,745	17,741	13,223	58,503	71,726	(14,515)	2005, 2008
Mitchell Distribution Center	1		1,236	7,004	3,744	1,236	10,748	11,984	(6,500)	1996
NDP - Chicago	1		461	1,362	11	461	1,373	1,834	(131)	2011
Nicholas Logistics Center	1		2,354	10,799	44	2,354	10,843	13,197	(1,255)	2011
Northbrook Distribution Center	1		2,056	8,227	405	2,056	8,632	10,688	(2,022)	2007
Northlake Distribution Center	1		372	2,105	775	372	2,880	3,252	(1,908)	1996
OHare Industrial Portfolio	8		4,989	12,542	118	4,989	12,660	17,649	(1,583)	2011
Pleasant Prairie Distribution Center	1	(d)	1,314	7,450	2,540	1,315	9,989	11,304	(5,501)	1999
Poplar Gateway Truck Terminal	1		2,321	4,699	507	2,321	5,206	7,527	(510)	2011
Port OHare	2		4,819	5,547	61	4,819	5,608	10,427	(695)	2011
Remington Lakes Dist	1		2,382	11,657	569	2,382	12,226	14,608	(980)	2011
Rochelle Distribution Center	1		4,457	20,100	11,131	5,254	30,434	35,688	(3,857)	2008
Romeoville Distribution Center	5	(d)	23,325	94,197	7,494	23,325	101,691	125,016	(27,673)	1999, 2005
S.C. Johnson & Son	1		2,267	15,911	1,552	3,152	16,578	19,730	(2,603)	2008
Sivert Distribution	1		1,497	1,470	-	1,497	1,470	2,967	(170)	2011
Touhy Cargo Terminal	1		2,697	8,909	-	2,697	8,909	11,606	(699)	2011
Waukegan Distribution Center	2	(d)	4,368	17,632	976	4,368	18,608	22,976	(4,517)	2007
West Chicago Distribution Center	1		3,125	12,499	2,579	3,125	15,078	18,203	(3,849)	2005
Windsor Court	1		635	3,493	182	635	3,675	4,310	(389)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Wood Dale Industrial SG	5		4,343	10,174	418	4,343	10,592	14,935	(1,083)	2011
Woodale Distribution Center	1		263	1,490	541	263	2,031	2,294	(1,242)	1997
Woodridge Distribution Center	14	(d)	46,575	197,289	19,571	49,942	213,493	263,435	(57,593)	2005, 2007
Yohan Industrial	3		4,219	12,306	883	4,219	13,189	17,408	(1,217)	2011

Chicago, Illinois	158		286,682	1,014,520	210,226	299,589	1,211,839	1,511,428	(311,869)

Cincinnati, Ohio
Airpark Distribution Center	2	(d)	2,958	9,894	13,228	3,938	22,142	26,080	(6,803)	1996, 2012
Capital Distribution Center II	5		1,953	11,067	7,201	1,953	18,268	20,221	(11,519)	1994
Empire Distribution Center	3		529	2,995	2,882	529	5,877	6,406	(3,954)	1995
Fairfield Business Center	1		348	1,971	754	381	2,692	3,073	(1,004)	2004
Park I-275	2	(d)	7,109	26,097	2,858	7,109	28,955	36,064	(2,867)	2008, 2012
Sharonville Distribution Center	2	(d)	1,202	-	14,661	2,424	13,439	15,863	(5,853)	1997
West Chester Comm Park I	2	(d)	1,939	8,224	1,532	1,939	9,756	11,695	(598)	2012

Cincinnati, Ohio	17		16,038	60,248	43,116	18,273	101,129	119,402	(32,598)

Columbus, Ohio
Alum Creek Dist Ctr	1		917	4,584	260	917	4,844	5,761	(415)	2012
Brookham Distribution Center	2		5,964	23,858	4,392	5,965	28,249	34,214	(8,939)	2005
Canal Pointe Distribution Center	1		1,237	7,013	1,578	1,280	8,548	9,828	(4,191)	1999
Capital Park South Distribution Center	7	(d)	8,484	30,385	27,588	8,876	57,581	66,457	(16,155)	1996, 2012
Charter Street Distribution Center	1		1,245	7,055	889	1,245	7,944	9,189	(3,809)	1999
Corporate Park West	1		361	2,265	1,368	361	3,633	3,994	(2,300)	1996
Etna Distribution Center	1		1,669	-	19,964	1,669	19,964	21,633	(4,244)	2007
Fisher Distribution Center	1		1,197	6,785	5,524	1,197	12,309	13,506	(6,825)	1995
Foreign Trade Center I	3		3,619	21,279	6,038	3,975	26,961	30,936	(13,698)	1999
International Street Comm Ctr	2	(d)	1,503	6,356	262	1,503	6,618	8,121	(465)	2012
Lockbourne Dist Ctr	1		540	3,030	351	540	3,381	3,921	(346)	2012
South Park Distribution Center	2	(d)	3,343	15,182	3,274	3,343	18,456	21,799	(6,916)	1999, 2005
Westbelt Business Center	3		1,777	7,168	1,863	1,777	9,031	10,808	(2,211)	2006
Westpointe Distribution Center	2	(d)	1,446	7,601	928	1,446	8,529	9,975	(2,952)	2007

Columbus, Ohio	28		33,302	142,561	74,279	34,094	216,048	250,142	(73,466)

Dallas/Fort Worth, Texas
Addison Technology Center	1		858	3,996	11	858	4,007	4,865	(391)	2011
Arlington Corp Ctr	1		3,212	13,971	47	3,212	14,018	17,230	(608)	2012
Centerport Distribution Center	1		1,250	7,082	1,175	1,250	8,257	9,507	(4,178)	1999
Dallas Corporate Center	11	(d)	6,449	5,441	33,879	6,645	39,124	45,769	(17,121)	1996, 1997, 1998, 1999, 2012
Dallas Industrial	12		7,180	26,514	1,814	7,180	28,328	35,508	(2,961)	2011
Flower Mound Distribution Center	1	(d)	5,157	20,991	2,446	5,157	23,437	28,594	(5,279)	2007
Freeport Corp Ctr	2	(d)	8,947	38,219	506	8,947	38,725	47,672	(2,728)	2012
Freeport Distribution Center	4		1,393	5,549	5,591	1,440	11,093	12,533	(6,036)	1996, 1997, 1998
Great Southwest Distribution Center	32	(d)	41,069	178,346	29,727	41,069	208,073	249,142	(67,485)	1995, 1996, 1997, 1999, 2000, 2001, 2002, 2005, 2012
Greater Dallas Industrial Port	3		3,525	16,375	405	3,525	16,780	20,305	(1,757)	2011
Lancaster Distribution Center	3	(d)	7,610	14,362	37,778	7,265	52,485	59,750	(6,035)	2007, 2008, 2013
Lincoln Industrial Center	1		738	1,600	101	738	1,701	2,439	(245)	2011
Lonestar Portfolio	3		4,736	13,035	1,112	4,736	14,147	18,883	(1,656)	2011
Mesquite Dist Ctr	1		3,692	15,473	20	3,692	15,493	19,185	(1,056)	2012
Mesquite Dist III	1		2,800	-	8,864	2,800	8,864	11,664	(154)	2013
Northgate Distribution Center	8	(d)	10,411	51,454	6,473	10,898	57,440	68,338	(16,041)	1999, 2005, 2008, 2012
Pinnacle Park Distribution Center	1		1,657	6,940	128	1,657	7,068	8,725	(474)	2012
Richardson Tech Center SGP	2		1,462	4,557	240	1,462	4,797	6,259	(510)	2011
Royal Distribution Center	1		811	4,598	1,124	811	5,722	6,533	(2,471)	2001
Stemmons Distribution Center	1		272	1,544	848	272	2,392	2,664	(1,562)	1995
Stemmons Industrial Center	8		1,653	10,526	5,896	1,653	16,422	18,075	(10,414)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	4	(d)	3,181	18,090	4,556	3,181	22,646	25,827	(11,719)	1996, 1999, 2001
Valwood Business Center	3		2,842	11,715	1,110	2,842	12,825	15,667	(3,928)	2001, 2006
Valwood Distribution Center	1		850	4,890	894	850	5,784	6,634	(2,779)	1999
Valwood Industrial	2		1,802	9,658	340	1,802	9,998	11,800	(1,144)	2011

Dallas/Fort Worth, Texas	108		123,557	484,926	145,085	123,942	629,626	753,568	(168,732)

Denver, Colorado
Denver Business Center	4	(d)	3,497	14,938	481	3,497	15,419	18,916	(918)	2012
Pagosa Distribution Center	1	(d)	398	2,322	1,458	398	3,780	4,178	(2,660)	1993
Stapleton Business Center	12	(d)	34,634	139,257	8,344	34,635	147,600	182,235	(41,672)	2005
Upland Distribution Center	3		385	4,421	4,861	398	9,269	9,667	(4,934)	1994, 1995
Upland Distribution Center II	3		1,295	5,159	5,924	1,328	11,050	12,378	(7,713)	1993

Denver, Colorado	23		40,209	166,097	21,068	40,256	187,118	227,374	(57,897)

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	1,660	273	3,207	3,480	(2,262)	1994

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Northwestern Corporate Center	7			6,104	21,838	22,361	7,043	43,260	50,303	(13,021)	1992, 1993, 1994, 1997, 2012
Vista Del Sol Ind Ctr III	1			2,040	8,840	54	2,040	8,894	10,934	(389)	2012
Vista Del Sol Industrial Center II	3			3,587	13,793	7,681	3,977	21,084	25,061	(4,711)	1997, 1998, 2012

El Paso, Texas	12			12,004	46,018	31,756	13,333	76,445	89,778	(20,383)

Houston, Texas
Blalock Distribution Center	3	(d	)	5,032	21,983	3,018	5,031	25,002	30,033	(3,438)	2002, 2012
Crosstimbers Distribution Center	1			359	2,035	1,222	359	3,257	3,616	(2,203)	1994
Jersey Village Corp Ctr	2	(d	)	9,760	40,857	256	9,760	41,113	50,873	(2,788)	2012
Kempwood Business Center	4			1,746	9,894	3,416	1,746	13,310	15,056	(6,187)	2001
Northpark Distribution Center	4	(d	)	5,313	16,568	9,140	5,313	25,708	31,021	(3,630)	2006, 2008, 2012
Perimeter Distribution Center	2			813	4,604	1,577	813	6,181	6,994	(3,336)	1999
Pine Forest Business Center	9			2,665	14,132	7,510	2,665	21,642	24,307	(13,901)	1993, 1995
Pine North Distribution Center	2			847	4,800	1,157	847	5,957	6,804	(3,132)	1999
Pinemont Distribution Center	2			642	3,636	958	642	4,594	5,236	(2,408)	1999
Post Oak Business Center	11			2,334	11,655	9,185	2,334	20,840	23,174	(13,197)	1993, 1994, 1996
Post Oak Distribution Center	5			1,522	8,758	5,644	1,522	14,402	15,924	(10,153)	1993, 1994
South Loop Distribution Center	2			418	1,943	1,934	418	3,877	4,295	(2,512)	1994
Southland Distribution Center	2			2,505	12,437	2,013	2,505	14,450	16,955	(3,692)	2002, 2012
West by Northwest Industrial Center	5	(d	)	4,510	19,142	3,386	4,650	22,388	27,038	(4,231)	1993, 1994, 2012
White Street Distribution Center	1			469	2,656	2,147	469	4,803	5,272	(3,059)	1995
Wingfoot Dist Ctr	2			1,976	8,606	3,387	1,976	11,993	13,969	(752)	2012, 2013
World Houston Dist Ctr	1			1,529	6,326	38	1,529	6,364	7,893	(256)	2012

Houston, Texas	58			42,440	190,032	55,988	42,579	245,881	288,460	(78,875)

Indianapolis, Indiana
Eastside Distribution Center	1			228	1,187	2,021	299	3,137	3,436	(1,630)	1995
North by Northeast Corporate Center	1			1,058	-	9,028	1,059	9,027	10,086	(4,263)	1995
Park 100 Industrial Center	17	(d	)	10,410	43,048	19,055	10,410	62,103	72,513	(18,372)	1995, 2012
Shadeland Industrial Center	3			428	2,431	2,903	429	5,333	5,762	(3,553)	1995

Indianapolis, Indiana	22			12,124	46,666	33,007	12,197	79,600	91,797	(27,818)

Las Vegas, Nevada
Black Mountain Distribution Center	2			1,108	-	7,765	1,206	7,667	8,873	(3,747)	1997
Cameron Business Center	1			1,634	9,255	1,178	1,634	10,433	12,067	(4,913)	1999
Sunrise Ind Park	8			19,782	89,555	898	19,782	90,453	110,235	(1,729)	2011, 2013
West One Business Center	4			2,468	13,985	4,647	2,468	18,632	21,100	(10,586)	1996

Las Vegas, Nevada	15			24,992	112,795	14,488	25,090	127,185	152,275	(20,975)

Louisville, Kentucky
Cedar Grove Distribution Center	3			9,611	45,964	3,274	9,610	49,239	58,849	(8,438)	2005, 2008, 2012
Commerce Crossings Distribution Center	1			1,912	7,649	137	1,912	7,786	9,698	(2,179)	2005
I-65 Meyer Dist. Center	2	(d	)	7,770	15,282	24,432	8,077	39,407	47,484	(6,067)	2006, 2012
New Cut Road Dist Ctr	1			2,711	11,694	484	2,711	12,178	14,889	(869)	2012
Riverport Distribution Center	1			1,515	8,585	2,664	1,515	11,249	12,764	(6,491)	1999

Louisville, Kentucky	8			23,519	89,174	30,991	23,825	119,859	143,684	(24,044)

Memphis, Tennessee
Delp Distribution Center	3			1,068	10,546	373	1,068	10,919	11,987	(6,767)	1995
DeSoto Distribution Center	1			4,761	-	27,060	4,761	27,060	31,821	(4,775)	2007
Memphis Distribution Center	4			9,506	42,731	978	9,390	43,825	53,215	(4,454)	2002, 2012
Memphis Ind Park	2			3,252	14,448	137	3,252	14,585	17,837	(1,095)	2012
Olive Branch Distribution Center	1	(d	)	6,719	31,134	187	6,719	31,321	38,040	(2,497)	2012
Willow Lake Distribution Center	1			613	3,474	(28)	613	3,446	4,059	(1,952)	1999

Memphis, Tennessee	12			25,919	102,333	28,707	25,803	131,156	156,959	(21,540)

Nashville, Tennessee
CentrePointe Distribution Center	2	(d	)	3,760	15,042	-	3,760	15,042	18,802	-	2013
Elam Farms Park	1			2,097	8,386	353	2,097	8,739	10,836	(153)	2013
I-40 Industrial Center	4			3,075	15,333	3,500	3,075	18,833	21,908	(6,288)	1995, 1996, 1999, 2012
Interchange City Distribution Center	3	(d	)	2,938	14,314	5,889	3,452	19,689	23,141	(3,806)	1998, 2012
Southpark Distribution Center	4	(d	)	11,834	47,336	-	11,834	47,336	59,170	-	2013
Space Park South Distribution Center	15			3,499	19,830	13,589	3,499	33,419	36,918	(21,902)	1994

Nashville, Tennessee	29			27,203	120,241	23,331	27,717	143,058	170,775	(32,149)

New Jersey/New York City
Brunswick Distribution Center	2			870	4,928	2,802	870	7,730	8,600	(4,764)	1997
CenterPoint Dist Ctr	1			2,839	12,490	194	2,839	12,684	15,523	(1,069)	2012
Chester Distribution Center	1			548	5,319	300	548	5,619	6,167	(3,974)	2002
Clifton Dist Ctr	1			8,064	12,096	982	8,064	13,078	21,142	(1,518)	2010
Cranbury Bus Park	5	(d	)	18,180	53,248	1,498	18,180	54,746	72,926	(2,803)	2012

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Dellamor	7			6,710	35,478	920	6,710	36,398	43,108	(4,185)	2011
Docks Corner SG (Phase II)	1			16,232	19,264	4,527	16,232	23,791	40,023	(3,837)	2011
Exit 10 Distribution Center	7	(d	)	24,152	130,270	5,054	24,152	135,324	159,476	(37,077)	2005, 2010
Exit 8A Distribution Center	1			7,531	44,103	412	7,531	44,515	52,046	(12,335)	2005
Franklin Comm Ctr	1			9,304	23,768	81	9,304	23,849	33,153	(1,904)	2011
Highway 17 55 Madis	1			2,937	13,477	22	2,937	13,499	16,436	(1,519)	2011
Kilmer Distribution Center	4	(d	)	2,526	14,313	3,622	2,526	17,935	20,461	(10,885)	1996
Liberty Log Ctr	1			3,273	24,029	60	3,273	24,089	27,362	(1,748)	2011
Linden Industrial	1			1,321	7,523	355	1,321	7,878	9,199	(760)	2011
Mahwah Corporate Center	4			12,695	27,342	81	12,695	27,423	40,118	(2,738)	2011
Meadow Lane	1			1,036	6,388	-	1,036	6,388	7,424	(704)	2011
Meadowland Distribution Center	4	(d	)	10,271	57,480	4,113	10,271	61,593	71,864	(17,143)	2005
Meadowland Industrial Center	7	(d	)	4,190	13,469	17,202	4,190	30,671	34,861	(18,850)	1996, 1998
Meadowlands ALFII	3			3,972	18,895	1,584	3,972	20,479	24,451	(1,863)	2011
Meadowlands Cross Dock	1			1,607	5,049	659	1,607	5,708	7,315	(591)	2011
Meadowlands Park	8			6,898	41,471	1,300	6,898	42,771	49,669	(4,624)	2011
Mooncreek Distribution Center	1			3,319	13,422	15	3,319	13,437	16,756	(1,606)	2011
Murray Hill Parkway	2			2,907	12,040	84	2,907	12,124	15,031	(1,209)	2011
Newark Airport I and II	2			2,757	8,749	84	2,757	8,833	11,590	(831)	2011
Orchard Hill	1			678	3,756	-	678	3,756	4,434	(444)	2011
Pennsauken Distribution Center	2			192	959	509	203	1,457	1,660	(764)	1999
Porete Avenue Warehouse	1			5,386	21,869	393	5,386	22,262	27,648	(1,878)	2011
Port Reading Business Park	1	(d	)	3,370	-	24,669	3,370	24,669	28,039	(6,871)	2005
Portview Commerce Center	3	(d	)	9,577	21,581	19,080	9,577	40,661	50,238	(2,208)	2011, 2012
Rancocas Dist Ctr	1			4,103	17,291	99	4,103	17,390	21,493	(1,195)	2012
Secaucus Dist Ctr	2	(d	)	9,603	-	26,882	9,603	26,882	36,485	(591)	2012
Skyland Crossdock	1			-	9,831	1,219	-	11,050	11,050	(1,144)	2011
South Jersey Distribution Center	1			6,912	17,437	-	6,912	17,437	24,349	(251)	2013
Teterboro Meadowlands 15	1			5,837	23,214	-	5,837	23,214	29,051	(2,219)	2011
Two South Middlesex	1			4,389	8,410	26	4,389	8,436	12,825	(1,056)	2011

New Jersey/New York City	82			204,186	728,959	118,828	204,197	847,776	1,051,973	(157,158)

On Tarmac
BWI Cargo Center E	1			-	10,725	108	-	10,833	10,833	(3,308)	2011
DAY Cargo Center	5			-	4,749	531	-	5,280	5,280	(1,031)	2011
DFW Cargo Center 1	1			-	35,117	754	-	35,871	35,871	(3,625)	2011
DFW Cargo Center 2	1			-	27,916	173	-	28,089	28,089	(2,762)	2011
DFW Cargo Center East	3			-	19,730	183	-	19,913	19,913	(3,202)	2011
IAD Cargo Center 5	1			-	43,060	64	-	43,124	43,124	(18,206)	2011
IAH Cargo Center 1	1			-	13,267	252	-	13,519	13,519	(461)	2012
JAX Cargo Center	1			-	2,892	115	-	3,007	3,007	(643)	2011
JFK Cargo Center 75_77	2			-	35,916	2,399	-	38,315	38,315	(12,914)	2011
LAX Cargo Center	3			-	19,217	62	-	19,279	19,279	(3,448)	2011
MCI Cargo Center 1	1			-	2,781	11	-	2,792	2,792	(935)	2011
MCI Cargo Center 2	1	(d	)	-	11,630	-	-	11,630	11,630	(1,843)	2011
PDX Cargo Center Airtrans	2			-	13,697	131	-	13,828	13,828	(1,958)	2011
PHL Cargo Center C2	1			-	11,966	26	-	11,992	11,992	(3,119)	2011
RNO Cargo Center 10_11	2			-	4,265	60	-	4,325	4,325	(757)	2011
SEA Cargo Center North	1			-	10,279	25	-	10,304	10,304	(4,088)	2011
SEA Cargo Center South	1			-	2,745	10	-	2,755	2,755	(2,055)	2011

On Tarmac	28			-	269,952	4,904	-	274,856	274,856	(64,355)

Orlando, Florida
Beltway Commerce Center	3			17,082	25,526	5,428	17,082	30,954	48,036	(3,476)	2008
Chancellor Distribution Center	1			380	2,157	2,264	380	4,421	4,801	(2,704)	1994
Chancellor Square	3			2,087	9,708	1,668	2,087	11,376	13,463	(1,034)	2011
Consulate Distribution Center	3			4,148	23,617	2,021	4,148	25,638	29,786	(12,668)	1999
Davenport Dist Ctr	1			934	3,991	91	934	4,082	5,016	(282)	2012
Jacksonville Dist Ctr	1			1,786	8,041	192	1,786	8,233	10,019	(843)	2012
Orlando Central Park	1			1,398	5,977	39	1,398	6,016	7,414	(495)	2012
Presidents Drive	6			6,845	31,180	1,891	6,845	33,071	39,916	(3,542)	2011
Sand Lake Service Center	6			3,704	19,546	2,748	3,704	22,294	25,998	(2,297)	2011

Orlando, Florida	25			38,364	129,743	16,342	38,364	146,085	184,449	(27,341)

Phoenix, Arizona
24th Street Industrial Center	2			503	2,852	1,774	561	4,568	5,129	(3,295)	1994
Alameda Distribution Center	2			3,872	14,358	2,375	3,872	16,733	20,605	(4,911)	2005
Hohokam 10 Business Center	1			1,317	7,468	1,307	1,318	8,774	10,092	(4,200)	1999
Kyrene Commons Distribution Center	3			1,093	5,475	2,429	1,093	7,904	8,997	(4,590)	1992, 1998, 1999
Papago Distribution Center	3			4,828	20,017	4,634	4,829	24,650	29,479	(8,426)	1994, 2005
Phoenix Distribution Center	1			1,441	5,578	205	1,441	5,783	7,224	(298)	2012
Riverside Dist Ctr (PHX)	1			1,783	7,130	911	1,783	8,041	9,824	(578)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
University Dr Distribution Center	1			683	2,735	234	683	2,969	3,652	(880)	2005
Watkins Street Distribution Center	1			242	1,375	530	243	1,904	2,147	(1,262)	1995
Wilson Drive Distribution Center	1			1,273	5,093	902	1,273	5,995	7,268	(1,677)	2005

Phoenix, Arizona	16			17,035	72,081	15,301	17,096	87,321	104,417	(30,117)

Portland, Oregon
Clackamas Dist Ctr	1			1,540	6,420	37	1,540	6,457	7,997	(436)	2012
PDX Corporate Center North Phase II	1	(d	)(e)	5,051	9,895	1,761	5,051	11,656	16,707	(1,753)	2008
Southshore Corporate Center	1	(d	)(e)	3,521	13,915	(279)	3,578	13,579	17,157	(3,376)	2006
Wilsonville Corporate Center	3			1,570	-	8,034	1,588	8,016	9,604	(4,617)	1995

Portland, Oregon	6			11,682	30,230	9,553	11,757	39,708	51,465	(10,182)

Reno, Nevada
Damonte Ranch Dist Ctr	2	(d	)	7,056	29,742	514	7,056	30,256	37,312	(2,077)	2012
Golden Valley Distribution Center	1			940	13,686	2,167	2,415	14,378	16,793	(4,051)	2005
Meredith Kleppe Business Center	1			526	753	3,646	526	4,399	4,925	(2,969)	1993
Packer Way Distribution Center	2			506	2,879	1,710	506	4,589	5,095	(3,321)	1993
Tahoe-Reno Industrial Center	1			3,281	-	23,732	3,281	23,732	27,013	(4,120)	2007
Vista Industrial Park	6	(d	)	5,923	26,807	9,953	5,923	36,760	42,683	(16,181)	1994, 2001

Reno, Nevada	13			18,232	73,867	41,722	19,707	114,114	133,821	(32,719)

Salt Lake City, Utah
Crossroads Corp Ctr	1			1,549	6,549	70	1,549	6,619	8,168	(464)	2012

Salt Lake City, Utah	1			1,549	6,549	70	1,549	6,619	8,168	(464)

San Antonio, Texas
Director Drive Dist Ctr	2			1,271	5,455	141	1,271	5,596	6,867	(465)	2012
Eisenhauer Distribution Center	3	(d	)	3,693	15,848	351	3,693	16,199	19,892	(1,150)	2012
Interchange East Dist Ctr	1			1,496	6,535	221	1,496	6,756	8,252	(711)	2012
Macro Distribution Center	3			1,705	9,024	3,034	1,705	12,058	13,763	(4,126)	2002
Perrin Creek Corporate Center	2	(d	)	5,454	22,689	86	5,454	22,775	28,229	(1,530)	2012
Rittiman East Industrial Park	2			4,848	19,223	2,722	4,848	21,945	26,793	(5,240)	2006
Rittiman West Industrial Park	2			1,230	4,950	1,049	1,230	5,999	7,229	(1,640)	2006
San Antonio Distribution Center I	6			1,203	4,648	7,194	1,203	11,842	13,045	(8,365)	1993
San Antonio Distribution Center II	3			885	-	7,508	885	7,508	8,393	(4,048)	1994
San Antonio Distribution Center III	2			1,408	7,531	187	1,412	7,714	9,126	(2,554)	1996, 2012
Tri-County Distribution Center	2	(d	)	3,183	12,743	627	3,184	13,369	16,553	(2,845)	2007
Valley Industrial Center	1			363	-	4,844	363	4,844	5,207	(2,581)	1997

San Antonio, Texas	29			26,739	108,646	27,964	26,744	136,605	163,349	(35,255)

San Francisco Bay Area, California
Acer Distribution Center	1	(d	)	3,368	15,139	209	3,368	15,348	18,716	(1,740)	2011
Alvarado Business Center	10	(d	)	20,739	62,595	5,634	20,739	68,229	88,968	(19,250)	2005
Arques Business Pk	2			4,895	12,848	1,661	4,895	14,509	19,404	(1,345)	2011
Bayshore Distribution Center	1			6,450	15,049	2,447	6,450	17,496	23,946	(1,825)	2011
Bayside Corporate Center	7			4,365	-	20,532	4,365	20,532	24,897	(12,414)	1995, 1996
Bayside Plaza I	12			5,212	18,008	7,593	5,216	25,597	30,813	(16,486)	1993
Bayside Plaza II	2			634	-	3,459	634	3,459	4,093	(2,327)	1994
Brennan Distribution	1			1,912	7,553	58	1,912	7,611	9,523	(859)	2011
Component Drive Ind Port	3			2,829	13,532	533	2,829	14,065	16,894	(1,547)	2011
Cypress	1			1,065	5,103	46	1,065	5,149	6,214	(563)	2011
Dado Distribution	1			2,194	11,079	257	2,194	11,336	13,530	(1,333)	2011
Doolittle Distribution Center	1			2,843	18,849	712	2,843	19,561	22,404	(1,830)	2011
Dowe Industrial Center	2	(d	)	5,884	20,400	727	5,884	21,127	27,011	(2,377)	2011
Dublin Ind Portfolio	1			3,241	15,951	993	3,241	16,944	20,185	(1,570)	2011
East Bay Doolittle	1			4,015	15,988	1,113	4,015	17,101	21,116	(1,956)	2011
East Grand Airfreight	2			3,977	11,730	144	3,977	11,874	15,851	(1,086)	2011
Edgewater Industrial Center	1			6,630	31,153	1,745	6,630	32,898	39,528	(3,612)	2011
Eigenbrodt Way Distribution Center	1			393	2,228	628	393	2,856	3,249	(1,930)	1993
Gateway Corporate Center	10			6,736	24,747	9,783	6,744	34,522	41,266	(22,190)	1993
Hayward Commerce Center	4			1,933	10,955	3,625	1,933	14,580	16,513	(9,568)	1993
Hayward Distribution Center	2			831	5,510	3,117	1,038	8,420	9,458	(6,090)	1993
Hayward Ind—Hathaway	2			6,177	8,271	29	6,177	8,300	14,477	(2,336)	2011
Hayward Industrial Center	13			4,481	25,393	8,499	4,481	33,892	38,373	(22,621)	1993
Junction Industrial Park	4			7,658	39,106	1,098	7,658	40,204	47,862	(3,714)	2011
Lakeside BC	2			7,280	21,116	1,039	7,280	22,155	29,435	(1,706)	2011
Laurelwood Drive	2			3,941	13,161	255	3,941	13,416	17,357	(1,217)	2011
Lawrence SSF	1			2,189	7,498	91	2,189	7,589	9,778	(809)	2011
Livermore Distribution Center	4			8,992	26,976	2,236	8,992	29,212	38,204	(8,638)	2005
Manzanita R and D	1			1,420	3,454	399	1,420	3,853	5,273	(335)	2011
Martin-Scott Ind Port	2			3,546	9,717	303	3,546	10,020	13,566	(1,110)	2011
Moffett Distribution	7			16,889	30,590	386	16,889	30,976	47,865	(3,030)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Moffett Park - Bordeaux R and D	4			6,663	19,552	223	6,663	19,775	26,438	(2,096)	2011
Oakland Industrial Center	3	(d	)	8,234	24,704	2,539	8,235	27,242	35,477	(7,612)	2005
Overlook Distribution Center	1			1,573	8,915	575	1,573	9,490	11,063	(4,497)	1999
Pacific Business Center	2			6,075	26,260	3,439	6,075	29,699	35,774	(2,685)	2011
Pacific Commons Industrial Center	5	(d	)(e)	25,784	77,594	2,160	25,805	79,733	105,538	(22,450)	2005
Pacific Industrial Center	6	(d	)	21,675	65,083	3,423	21,675	68,506	90,181	(19,362)	2005
San Leandro Distribution Center	3			1,387	7,862	2,779	1,387	10,641	12,028	(7,132)	1993
Shoreline Business Center	8			4,328	16,101	5,454	4,328	21,555	25,883	(13,136)	1993
Silicon Valley R and D	4			6,059	21,762	981	6,059	22,743	28,802	(2,327)	2011
South Bay Brokaw	3			4,014	23,296	690	4,014	23,986	28,000	(2,266)	2011
South Bay Junction	2			3,662	21,120	672	3,662	21,792	25,454	(2,049)	2011
South Bay Lundy	2			6,500	33,642	2,145	6,500	35,787	42,287	(3,330)	2011
Spinnaker Business Center	12			7,043	25,220	11,103	7,043	36,323	43,366	(22,216)	1993
Thornton Business Center	4			2,047	11,706	3,939	2,066	15,626	17,692	(9,626)	1993
TriPoint Bus Park	4			9,057	23,727	3,083	9,057	26,810	35,867	(2,298)	2011
Utah Airfreight	1			10,657	42,842	856	10,657	43,698	54,355	(4,060)	2011
Wiegman Road	1			2,285	12,531	294	2,285	12,825	15,110	(1,019)	2011
Willow Park Ind - Ph 1	7			6,628	18,118	436	6,628	18,554	25,182	(2,319)	2011
Willow Park Ind - Ph 2 and 3	4			15,086	27,044	1,329	15,086	28,373	43,459	(3,233)	2011
Willow Park Ind - Ph 4 5 7 8	8			12,131	65,486	2,535	12,131	68,021	80,152	(6,707)	2011
Willow Park Ind - Ph 6	2			3,696	20,929	2,074	3,696	23,003	26,699	(2,503)	2011
Yosemite Drive	1			2,439	12,068	271	2,439	12,339	14,778	(1,119)	2011
Zanker-Charcot Industrial	5			4,867	28,750	876	4,867	29,626	34,493	(2,714)	2011

San Francisco Bay Area, California	196			324,609	1,138,011	131,227	324,869	1,268,978	1,593,847	(304,170)

Savannah, Georgia
Morgan Bus Ctr	1			2,161	14,680	532	2,161	15,212	17,373	(1,201)	2011

Savannah, Georgia	1			2,161	14,680	532	2,161	15,212	17,373	(1,201)

Seattle, Washington
East Valley Warehouse	1	(d	)(e)	10,472	57,825	792	10,472	58,617	69,089	(4,807)	2011
Harvest Business Park	3	(e	)	3,541	18,827	650	3,541	19,477	23,018	(1,744)	2011
Kent Centre Corporate Park	4	(e	)	5,397	21,599	552	5,397	22,151	27,548	(2,030)	2011
Kingsport Industrial Park	7			16,605	48,942	1,941	16,800	50,688	67,488	(6,109)	2011
Northwest Distribution Center	3	(e	)	5,114	24,090	1,090	5,114	25,180	30,294	(2,278)	2011
ProLogis Park SeaTac	2	(d	)	12,230	14,170	3,453	12,457	17,396	29,853	(2,476)	2008
Puget Sound Airfreight	1			1,408	4,201	92	1,408	4,293	5,701	(410)	2011
Renton Northwest Corp. Park	4			5,102	17,946	263	5,102	18,209	23,311	(2,002)	2011
Sumner Landing	1	(e	)	10,332	32,545	564	10,332	33,109	43,441	(2,399)	2011

Seattle, Washington	26			70,201	240,145	9,397	70,623	249,120	319,743	(24,255)

South Florida
Airport West Distribution Center	2	(d	)	1,253	3,825	4,079	1,974	7,183	9,157	(3,413)	1995, 1998
Beacon Centre	18			37,998	196,004	5,299	37,998	201,303	239,301	(17,468)	2011
Beacon Industrial Park	8	(d	)	20,139	68,093	2,870	20,139	70,963	91,102	(6,006)	2011
Beacon Lakes	1			3,312	-	9,958	3,312	9,958	13,270	(8)	2012
Blue Lagoon Business Park	2	(d	)	9,189	29,451	1,193	9,189	30,644	39,833	(2,871)	2011
Boca Distribution Center	1			1,474	5,918	1,060	1,474	6,978	8,452	(1,705)	2006
CenterPort Distribution Center	5	(d	)	8,802	22,504	2,301	8,922	24,685	33,607	(7,545)	1999, 2012
Copans Distribution Center	2			504	2,857	1,110	504	3,967	4,471	(2,002)	1997, 1998
Dade Distribution Center	1			2,589	14,669	390	2,589	15,059	17,648	(4,325)	2005
Dolphin Distribution Center	1			2,716	7,364	852	2,716	8,216	10,932	(983)	2011
International Corp Park	2			10,596	15,898	1,543	10,596	17,441	28,037	(1,959)	2010
Marlin Distribution Center	1			1,844	6,603	32	1,844	6,635	8,479	(748)	2011
Miami Airport Business Center	6			11,173	45,921	1,979	11,173	47,900	59,073	(4,609)	2011
North Andrews Distribution Center	1			698	3,956	335	698	4,291	4,989	(2,633)	1994
Pompano Beach Distribution Center	3			11,035	15,136	3,418	11,035	18,554	29,589	(2,164)	2008
Pompano Center of Commer	5			5,171	13,930	260	5,171	14,190	19,361	(1,210)	2011
Port Lauderdale Distribution Center	3	(d	)	7,118	10,034	9,427	8,427	18,152	26,579	(4,321)	1997, 2012
ProLogis Park I-595	2	(d	)	1,998	11,326	750	1,999	12,075	14,074	(4,479)	2003
Sawgrass Distribution Center	2			10,016	-	15,024	10,016	15,024	25,040	(1,403)	2009
Tarpon Distribution Center	1			1,847	6,451	147	1,847	6,598	8,445	(823)	2011

South Florida	67			149,472	479,940	62,027	151,623	539,816	691,439	(70,675)

Southern California
Anaheim Industrial Center	12	(d	)	31,086	57,836	2,399	31,086	60,235	91,321	(16,857)	2005
Anaheim Industrial Property	1			5,096	10,816	14	5,096	10,830	15,926	(989)	2011
Arrow Ind. Park	2	(d	)	4,840	8,120	637	4,840	8,757	13,597	(714)	2012
Artesia Industrial	19			68,691	145,492	3,839	68,691	149,331	218,022	(15,097)	2011
Bell Ranch Distribution	4			5,539	23,092	1,577	5,539	24,669	30,208	(2,418)	2011
Brea Ind Ctr	1			2,488	4,062	37	2,488	4,099	6,587	(298)	2012
California Commerce Center	4	(d	)	16,432	26,531	1,917	16,432	28,448	44,880	(2,049)	2012

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Carson Dist Ctr	1			15,491	-	16,978	15,491	16,978	32,469	(827)	2011
Carson Industrial	12			13,608	32,802	1,062	13,608	33,864	47,472	(3,526)	2011
Carson Town Center	2			11,781	31,572	185	11,781	31,757	43,538	(2,656)	2011
Cedarpointe Ind Park	5	(d	)	7,824	12,476	652	7,824	13,128	20,952	(945)	2012
Chartwell Distribution Center	1			6,417	16,964	786	6,417	17,750	24,167	(1,644)	2011
Chino Ind Ctr	4			850	1,274	10	850	1,284	2,134	(394)	2012
Commerce Ind Ctr	1	(d	)	11,345	17,653	88	11,345	17,741	29,086	(1,190)	2012
Corona Dist Ctr	1	(d	)	4,249	6,657	161	4,249	6,818	11,067	(454)	2012
Crossroads Business Park	7	(d	)	21,393	82,655	105,706	74,914	134,840	209,754	(30,140)	2005, 2010
Del Amo Industrial Center	1			7,471	17,889	387	7,471	18,276	25,747	(1,968)	2011
Dominguez North Industrial Center	6	(d	)	20,662	34,382	1,725	20,688	36,081	56,769	(4,769)	2007, 2012
Eaves Distribution Center	3			13,914	31,041	1,180	13,914	32,221	46,135	(3,636)	2011
Foothill Bus Ctr	3	(d	)	5,254	8,096	112	5,254	8,208	13,462	(539)	2012
Ford Distribution Cntr	7			29,895	81,433	1,461	29,895	82,894	112,789	(9,542)	2011
Fordyce Distribution Center	1			6,110	19,485	378	6,110	19,863	25,973	(2,416)	2011
Harris Bus Ctr Alliance II	9			13,134	66,195	1,395	13,134	67,590	80,724	(6,404)	2011
Haven Distribution Center	4	(d	)	96,975	73,903	7,396	96,975	81,299	178,274	(10,779)	2008
Industry Distribution Center	8	(d	)(e)	54,170	99,434	4,601	54,170	104,035	158,205	(27,972)	2005, 2012
Inland Empire Distribution Center	8	(d	)(e)	47,947	102,103	8,113	48,726	109,437	158,163	(21,285)	2005, 2012
International Multifoods	1			4,700	8,036	802	4,700	8,838	13,538	(859)	2011
Kaiser Distribution Center	8	(d	)(e)	131,819	242,618	19,213	136,027	257,623	393,650	(70,539)	2005, 2008
Los Angeles Industrial Center	2			3,777	7,015	353	3,777	7,368	11,145	(2,145)	2005
Meridian Park	1			12,931	24,268	139	12,931	24,407	37,338	(4,787)	2008
Mid Counties Industrial Center	18	(d	)	55,436	96,453	14,785	55,437	111,237	166,674	(30,941)	2005, 2006, 2010, 2012
Milliken Dist Ctr	1	(d	)	18,906	30,811	179	18,906	30,990	49,896	(2,245)	2012
NDP—Los Angeles	5			14,855	41,115	1,109	14,855	42,224	57,079	(4,716)	2011
Normandie Industrial	1			12,297	14,957	614	12,297	15,571	27,868	(1,926)	2011
North County Dist Ctr	3			49,949	76,943	3,056	49,949	79,999	129,948	(5,567)	2011, 2012
Ontario Dist Ctr	1	(d	)	18,823	29,524	379	18,823	29,903	48,726	(2,016)	2012
Orange Industrial Center	1			4,156	7,836	334	4,157	8,169	12,326	(2,257)	2005
Pacific Bus Ctr	5	(d	)	20,810	32,169	1,504	20,810	33,673	54,483	(2,194)	2012
ProLogis Park Ontario	2	(d	)	25,499	47,366	609	25,499	47,975	73,474	(10,855)	2007
Rancho Cucamonga Distribution Center	4	(d	)(e)	46,471	86,305	1,459	46,472	87,763	134,235	(24,262)	2005
Redlands Distribution Center	3	(d	)	27,060	66,820	28,562	28,328	94,114	122,442	(14,598)	2006, 2007, 2012
Rialto Dist Ctr	2			26,562	110,174	321	26,562	110,495	137,057	(7,379)	2012
Riverbluff Distribution Center	1	(d	)	42,964	-	32,918	42,964	32,918	75,882	(4,941)	2009
Riverside Dist Ctr (LAX)	2			2,178	3,440	34	2,178	3,474	5,652	(242)	2012
Santa Ana Distribution Center	2			4,318	8,019	693	4,318	8,712	13,030	(2,443)	2005
South Bay Distribution Center	4	(d	)	14,478	27,511	3,210	15,280	29,919	45,199	(8,728)	2005, 2007
Spinnaker Logistics	1	(d	)	13,483	22,081	926	13,483	23,007	36,490	(2,271)	2011
Starboard Distribution Ctr	1			18,763	53,824	64	18,763	53,888	72,651	(4,956)	2011
Terra Francesco	1			11,196	-	15,305	11,196	15,305	26,501	(63)	2012
Torrance Dist Ctr	1			25,730	40,414	63	25,730	40,477	66,207	(2,753)	2012
Van Nuys Airport Industrial	4			23,455	39,916	2,335	23,455	42,251	65,706	(3,428)	2011
Vernon Distribution Center	15			25,439	47,250	3,538	25,441	50,786	76,227	(14,787)	2005
Vernon Industrial	2			3,626	3,319	216	3,626	3,535	7,161	(1,498)	2011
Vista Distribution Center	1			4,150	6,225	2,562	4,150	8,787	12,937	(912)	2012
Vista Rialto Distrib Ctr	1			5,885	25,991	185	5,885	26,176	32,061	(2,237)	2011
Walnut Drive	1			2,665	7,397	25	2,665	7,422	10,087	(685)	2011
Watson Industrial Center AFdII	1			6,944	11,193	-	6,944	11,193	18,137	(1,064)	2011
Wilmington Avenue Warehouse	2			11,172	34,723	2,316	11,172	37,039	48,211	(3,195)	2011

Southern California	225			1,213,159	2,265,676	300,604	1,273,768	2,505,671	3,779,439	(410,997)

St. Louis, Missouri
Earth City Industrial Center	2			657	4,141	1,976	657	6,117	6,774	(3,560)	1998
Westport Distribution Center	1			365	1,247	2,299	365	3,546	3,911	(2,092)	1997

St. Louis, Missouri	3			1,022	5,388	4,275	1,022	9,663	10,685	(5,652)

Mexico:
Accion Centro SGP	5	(d	)	9,695	38,837	139	9,709	38,962	48,671	(449)	2013
Agave Ind Park SGP	5	(d	)	18,776	75,627	(221)	18,907	75,275	94,182	(942)	2013
Agua Fria Ind. Park	5	(d	)	8,073	24,560	8,426	8,073	32,986	41,059	(1,944)	2011, 2012
Arbolada Distribution Ctr	3	(d	)	4,231	16,923	65	4,231	16,988	21,219	(200)	2013
Arrayanes Industrial Park	2	(d	)	6,639	26,557	150	6,639	26,707	33,346	(260)	2013
Arrayanes IP (REIT)	1	(d	)	2,016	3,775	2,852	2,016	6,627	8,643	(337)	2011
Bermudez Industrial Center	2			1,155	4,619	4,168	1,158	8,784	9,942	(2,778)	2007
Bosques Industrial Park	1	(d	)	1,983	6,256	1,244	1,983	7,500	9,483	(986)	2011
Carrizal Ind Park	3	(d	)	2,778	42,692	940	2,778	43,632	46,410	(3,428)	2011
Cedros-Tepotzotlan Distribution Center	2	(d	)	11,990	6,719	17,276	12,799	23,186	35,985	(4,915)	2006, 2007
Centro Industrial Center	3			8,274	-	14,434	8,274	14,434	22,708	(1,986)	2009
Corregidora Distr Ctr	1	(d	)	939	3,758	39	939	3,797	4,736	(63)	2013
Del Norte Industrial Center II	3			2,803	11,450	3,513	2,803	14,963	17,766	(1,325)	2008, 2012

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
El Puente Industrial Center	2			1,906	5,823	1,923	1,889	7,763	9,652	(1,639)	2008
El Salto Distribution Center	2	(d	)	4,473	6,159	2,215	4,449	8,398	12,847	(903)	2008
Encino Distribution Ctr. SGP	1	(d	)	9,052	36,822	803	9,206	37,471	46,677	(380)	2013
Frontera Dist. Center	1			1,619	6,475	(5)	1,619	6,470	8,089	(130)	2013
Iztapalapa Distribution Center	1			1,287	7,294	1,660	1,287	8,954	10,241	(338)	2012
Libramiento Aeropuerto	2			1,614	7,028	1,801	1,614	8,829	10,443	(579)	2012
Los Altos Ind Park	4	(d	)	8,026	26,300	16,755	8,026	43,055	51,081	(2,798)	2011, 2012
Los Altos Industrial Park	4	(d	)	11,276	45,102	842	11,276	45,944	57,220	(601)	2013
Mezquite Dist SGP	2	(d	)	5,039	20,157	260	5,039	20,417	25,456	(219)	2013
Mezquite III prefund	1	(d	)	906	14,419	294	906	14,713	15,619	(1,653)	2011
Monterrey Airport	4	(d	)	12,826	12,878	21,546	12,781	34,469	47,250	(3,329)	2007, 2008, 2013
Monterrey Industrial Park	8	(d	)	12,079	32,861	2,718	12,409	35,249	47,658	(2,135)	1997, 2011
Nor-T Distribution Center	4			7,247	32,135	6,430	5,898	39,914	45,812	(9,701)	2006
Ojo de Agua Ind Ctr	1	(d	)	1,826	11,447	1,223	1,826	12,670	14,496	(882)	2011
Pacifico Distr Ctr	4			2,886	14,736	270	2,886	15,006	17,892	(1,990)	2011
Palma 1 Dist. Ctr.	1			1,972	4,888	262	1,972	5,150	7,122	(689)	2011
Parque Opcion	1			730	2,287	1,362	730	3,649	4,379	(363)	2011
Periferico Sur Industrial Park	2			3,058	13,926	12	3,058	13,938	16,996	(200)	2012, 2013
Pharr Bridge Industrial Center	3			6,466	14,501	16,980	6,530	31,417	37,947	(3,614)	2008, 2009, 2012
Piracanto Ind Park	4			11,646	33,660	276	11,646	33,936	45,582	(2,863)	2011
ProLogis Park Alamar	3			20,540	17,081	290	20,536	17,375	37,911	(2,104)	2008
Puente Grande Distribution Center	2	(d	)	14,975	6,813	14,938	14,889	21,837	36,726	(3,011)	2008, 2009
Ramon Rivera Lara Industrial Center	1			444	-	4,672	2,269	2,847	5,116	(1,029)	2000
Reynosa Ind Ctr	1			756	3,309	1,047	756	4,356	5,112	(284)	2012
Reynosa Ind Ctr III	4			3,251	14,111	3,668	3,251	17,779	21,030	(1,199)	2012
Tijuana Ind Ctr Iilam	1			1,388	5,918	2,483	1,388	8,401	9,789	(516)	2012
Tijuana Infd Ctr	9			10,228	43,963	11,892	10,228	55,855	66,083	(3,756)	2012
Toluca Distribution Center	1	(d	)	7,952	-	16,414	7,952	16,414	24,366	(1,850)	2009
Tres Rios	7	(d	)	31,284	73,124	17,020	32,650	88,778	121,428	(1,908)	2011, 2012, 2013

Mexico	117			276,104	774,990	203,076	279,275	974,895	1,254,170	(70,276)

Canada:
Airport Rd. Dist Ctr	1			28,401	79,901	2,516	29,683	81,135	110,818	(6,155)	2011
Annagem Dist. Center	1			3,831	13,104	864	4,004	13,795	17,799	(1,088)	2011
Annagem Distrib Centre II	1			2,157	5,527	755	2,254	6,185	8,439	(556)	2011
Bolton Distribution Center	1			8,681	-	27,006	9,073	26,614	35,687	(2,423)	2009
Keele Distribution Center	1			1,349	5,414	328	1,410	5,681	7,091	(602)	2011
Millcreek Distribution Ctr	2			9,397	35,745	758	9,821	36,079	45,900	(2,832)	2011
Milton 401 Bus. Park	1			7,331	24,017	2,417	7,661	26,104	33,765	(2,011)	2011
Milton 402 Bus Park	1			6,821	20,407	360	7,129	20,459	27,588	(1,591)	2011
Milton Crossings Bus Pk	2			21,411	52,116	3,824	22,377	54,974	77,351	(4,220)	2011
Mississauga Gateway Center	1			2,188	7,601	718	2,487	8,020	10,507	(1,313)	2008
Pearson Logist. Ctr	2			13,659	48,963	1,417	14,276	49,763	64,039	(3,759)	2011

Canada	14			105,226	292,795	40,963	110,175	328,809	438,984	(26,550)

Subtotal Americas Markets:	1,537			3,540,004	10,518,616	2,203,486	3,641,348	12,620,758	16,262,106	(2,432,849)

European Markets:
Austria
Himberg DC	1			4,219	-	6,669	4,232	6,656	10,888	(462)	2011

Austria	1			4,219	-	6,669	4,232	6,656	10,888	(462)

Belgium
Boom Distribution Ct	1			15,530	20,989	73	15,530	21,062	36,592	(1,702)	2011

Belgium	1			15,530	20,989	73	15,530	21,062	36,592	(1,702)

Czech Republic
Uzice Distribution Center	1			3,068	-	22,631	3,131	22,568	25,699	(3,310)	2007

Czech Republic	1			3,068	-	22,631	3,131	22,568	25,699	(3,310)

France
Bonneuil Distribution Center	1			-	-	17,947	-	17,947	17,947	(3,533)	2012
Isle d’Abeau Distribution Center	1			3,607	16,184	3,891	4,921	18,761	23,682	(2,159)	2011
LGR Genevill. 1 SAS	1			2,541	2,757	918	2,541	3,675	6,216	(263)	2011
LGR Genevill. 2 SAS	1			1,954	4,049	21	1,954	4,070	6,024	(283)	2011
Port of Rouen	1			-	17,584	100	-	17,684	17,684	(1,676)	2011

France	5			8,102	40,574	22,877	9,416	62,137	71,553	(7,914)

Germany
Hausbruch Ind Ctr 4-B	1			9,421	6,128	148	9,421	6,276	15,697	(1,289)	2011
Hausbruch Ind Ctr 5-650	1			3,392	523	48	3,392	571	3,963	(80)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Huenxe Dist Ctr	1			2,342	-	10,596	1,803	11,135	12,938	(365)	2012
Kolleda Distribution Center	1			292	4,514	(361)	292	4,153	4,445	(480)	2008
Lauenau Dist Ctr	1			3,162	7,039	84	3,162	7,123	10,285	(688)	2011
Martinszehnten Dist Ctr	1			5,528	8,099	110	5,528	8,209	13,737	(852)	2011
Meerane Distribution Center	1			779	5,990	(273)	779	5,717	6,496	(615)	2008
Muggensturm	2			4,013	16,275	98	4,013	16,373	20,386	(1,594)	2011

Germany	9			28,929	48,568	10,450	28,390	59,557	87,947	(5,963)

Hungary
Budapest-Sziget Dist. Center	1			2,897	9,959	(693)	2,940	9,223	12,163	(1,016)	2008

Hungary	1			2,897	9,959	(693)	2,940	9,223	12,163	(1,016)

Italy
Arena Po Dist Ctr	2			9,400	25,443	118	9,400	25,561	34,961	(3,217)	2011
Castel San Giovanni Dist Ctr	1			3,906	11,928	176	3,906	12,104	16,010	(1,267)	2011
Siziano Logis Park	1			12,478	22,621	773	12,478	23,394	35,872	(1,972)	2011

Italy	4			25,784	59,992	1,067	25,784	61,059	86,843	(6,456)

Poland
Nadarzyn Distribution Center	1			2,852	-	8,773	2,852	8,773	11,625	(990)	2009
Piotrkow II Distribution Center	1			1,855	-	6,321	1,806	6,370	8,176	(850)	2009
Sochaczew Distribution Center.	2			151	13,400	2,190	873	14,868	15,741	(2,288)	2008
Teresin Dist Ctr	2			3,856	20,150	1,164	4,558	20,612	25,170	(2,136)	2011
Wroclaw V DC	2			5,378	-	18,912	5,378	18,912	24,290	(175)	2013

Poland	8			14,092	33,550	37,360	15,467	69,535	85,002	(6,439)

Romania
Bucharest Distribution Center	4			7,959	34,792	13,118	9,948	45,921	55,869	(7,208)	2007, 2008

Romania	4			7,959	34,792	13,118	9,948	45,921	55,869	(7,208)

Slovakia
Bratislava Distribution Center	1			2,718	-	12,051	2,718	12,051	14,769	-	2012
Sered Distribution Center	1			2,754	-	14,889	2,754	14,889	17,643	(1,611)	2009

Slovakia	2			5,472	-	26,940	5,472	26,940	32,412	(1,611)

Spain
Barajas MAD Logistics	4			-	44,613	1,066	-	45,679	45,679	(4,603)	2011

Spain	4			-	44,613	1,066	-	45,679	45,679	(4,603)

Sweden
Orebro Dist Ctr	1			11,432	24,994	1,981	11,432	26,975	38,407	(3,774)	2011

Sweden	1			11,432	24,994	1,981	11,432	26,975	38,407	(3,774)

United Kingdom
Midpoint Park	2			33,297	12,800	18,281	33,331	31,047	64,378	(1,184)	2008, 2013
North Kettering Bus Pk	1			2,673	7,935	8,364	4,684	14,288	18,972	(3,273)	2007

United Kingdom	3			35,970	20,735	26,645	38,015	45,335	83,350	(4,457)

Subtotal European Markets:	44			163,454	338,766	170,184	169,757	502,647	672,404	(54,915)

Asian Markets:
China
Dalian Ind. Park DC	1			2,547	14,596	145	2,511	14,777	17,288	(1,053)	2011
Fengxian Logistics C	3			-	13,823	368	-	14,191	14,191	(2,537)	2011
Jiaxing Distri Ctr	3			9,404	11,145	10,892	9,287	22,154	31,441	(967)	2011, 2013
Tianjin Bonded LP	2			1,570	9,519	98	1,546	9,641	11,187	(782)	2011

China	9			13,521	49,083	11,503	13,344	60,763	74,107	(5,339)

Japan
Amagasaki DC 2 (fund)	1	(d	)	24,257	-	34,470	24,257	34,470	58,727	(225)	2013
Chiba DC 1	1			1,294	1,621	-	1,294	1,621	2,915	(47)	2013
Ebina Distribution Center	1			50,235	-	30,341	50,235	30,341	80,576	(2,847)	2010
Funabashi DC 7	1			4,217	18,278		4,217	18,278	22,495	(533)	2013
Funabashi DC 8	1			5,055	8,930	212	5,055	9,142	14,197	(293)	2013
Funabashi Dist Cntr 2 Nishiura	1			3,249	3,176	-	3,249	3,176	6,425	(93)	2013
Funabashi Dist Cntr Shiomi	1			9,513	16,746	-	9,513	16,746	26,259	(488)	2013
Kawanishi Distribution Center	1			26,304	-	59,588	26,304	59,588	85,892	(2,067)	2013
Kobe Distribution Center	1			9,896	-	28,347	9,896	28,347	38,243	(61)	2013
Narashino DC 1	1			3,996	10,399	-	3,996	10,399	14,395	(303)	2013
ProLogis Park Aichi Distribution Center	1			21,006	-	80,107	28,146	72,967	101,113	(10,295)	2007
ProLogis Park Narita III	1			19,544	69,290	10,839	20,967	78,706	99,673	(9,011)	2008

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Saitama Distribution Center 1	2		24,943	28,063-		24,943	28,063	53,006	(819)	2013
Shiohama Distr Ctr 1	1		19,779	23,720	-	38,126	5,373	43,499	(3,011)	2011

Japan	15		223,288	180,223	243,904	250,198	397,217	647,415	(30,093)

Singapore
Airport Logistics Center 3	1		-	26,958	126	-	27,084	27,084	(3,093)	2011
Changi South Distr Ctr 1	1		-	43,932	118	-	44,050	44,050	(4,611)	2011
Changi-North DC1	1		-	14,536	63	-	14,599	14,599	(1,552)	2011
Singapore Airport Logist Ctr 2	1		-	39,035	185	-	39,220	39,220	(4,486)	2011
Tuas Distribution Center	1		-	19,827	252	-	20,079	20,079	(3,329)	2011

Singapore	5		-	144,288	744	-	145,032	145,032	(17,071)

Subtotal Asian Markets:	29		236,809	373,594	256,151	263,542	603,012	866,554	(52,503)

Total Industrial Operating Properties:	1,610		3,940,267	11,230,976	2,629,821	4,074,647	13,726,417	17,801,064	(2,540,267)

Development Portfolio
American Markets:
United States:
Baltimore/Washington
Gateway Bus Ctr	4		11,569	-	4,360	11,569	4,360	15,929

Baltimore/Washington	4		11,569	-	4,360	11,569	4,360	15,929

Cincinnati, Ohio
Union Airpark Distribution Center	1		4,991	-	11,017	4,991	11,017	16,008

Cincinnati, Ohio	1		4,991	-	11,017	4,991	11,017	16,008

Columbus, Ohio
Etna Distribution Center	1		3,270	-	22,244	3,270	22,244	25,514		2013

Columbus, Ohio	1		3,270	-	22,244	3,270	22,244	25,514

Dallas/Fort Worth, Texas
Freeport Corp Ctr	1		458	-	1,134	458	1,134	1,592

Lancaster Distribution Center	2		13,025	-	53,333	13,025	53,333	66,358		2013

Dallas/Fort Worth, Texas	3		13,483	-	54,467	13,483	54,467	67,950

Denver, Colorado
Stapleton Bus Ctr North	1		2,954	-	764	2,954	764	3,718

Denver, Colorado	1		2,954	-	764	2,954	764	3,718

Houston, Texas
Northpark Distribution Center	2		2,532	-	11,851	2,532	11,851	14,383		2013

Houston, Texas	2		2,532	-	11,851	2,532	11,851	14,383

Indianapolis, Indiana
Lebanon Commerce Park	1		2,045	-	18,625	2,045	18,625	20,670

Indianapolis, Indiana	1		2,045	-	18,625	2,045	18,625	20,670

New Jersey/New York
Port Reading Business Park	4		53,784	-	34,706	53,784	34,706	88,490
Ports Jersey City Distribution Center	1		27,472	-	49,754	27,472	49,754	77,226

New Jersey/New York	5		81,256	-	84,460	81,256	84,460	165,716

Phoenix, Arizona
Riverside Dist Ctr (PHX)	1		2,478	-	13,954	2,478	13,954	16,432		2013

Phoenix, Arizona	1		2,478	-	13,954	2,478	13,954	16,432

Seattle, Washington
Fife Distribution Center	1		3,236	-	11,697	3,236	11,697	14,933		2013

Seattle, Washington	1		3,236	-	11,697	3,236	11,697	14,933

South Florida
Beacon Lakes	2		7,316	-	12,557	7,316	12,557	19,873

South Florida	2		7,316	-	12,557	7,316	12,557	19,873

Southern California
Crossroads Business Park	1		8,218	-	6,170	8,218	6,170	14,388
Redlands Distribution Center	3		43,992	-	31,920	43,992	31,920	75,912		2013

Southern California	4		52,210	-	38,090	52,210	38,090	90,300

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2013			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Mexico:
El Puente Industrial Center	1		1,765	-	36	1,765	36	1,801
Los Altos Ind Park	1		2,586	-	2,448	2,586	2,448	5,034
Puente Grande Distribution Center	1		10,538	-	6,752	10,538	6,752	17,290
Toluca Distribution Center	1		3,235	-	5,802	3,235	5,802	9,037		2013
Tres Rios	3		19,924	-	20,904	19,924	20,904	40,828		2013

Mexico	7		38,048	-	35,942	38,048	35,942	73,990

Canada
Meadowvale Dist Ctr	2		38,353	-	34,200	38,353	34,200	72,553

Canada	2		38,353	-	34,200	38,353	34,200	72,553

Subtotal Americas Markets:	35		263,741	-	354,228	263,741	354,228	617,969

European Markets:
Czech Republic
Prague West	1		3,526	-	6,232	3,526	6,232	9,758

Czech Republic	1		3,526	-	6,232	3,526	6,232	9,758

France
LG Roissy Sorbiers SAS	1		4	-	-	4	-	4
Moissy II Distribution Center	1		6,306	-	2,687	6,306	2,687	8,993
Vemars Distribution Center	1		9,428	-	6,554	9,428	6,554	15,982

France	3		15,738	-	9,241	15,738	9,241	24,979

Poland
Wroclaw V DC	1		4,490	-	16,592	4,490	16,592	21,082

Poland	1		4,490	-	16,592	4,490	16,592	21,082

Slovakia
ProLogis Park Nove Mesto	1		971	-	155	971	155	1,126

Slovakia	1		971	-	155	971	155	1,126

Sweden
Gothenburg Distribution Center	1		3,523	-	42	3,523	42	3,565

Sweden	1		3,523	-	42	3,523	42	3,565

United Kingdom
Boscombe Road Distribution Center	1		15,612	-	1,450	15,612	1,450	17,062
Dirft Dist Ctr	1		44,441	-	6,650	44,441	6,650	51,091
Park Ryton Dist Ctr	3		19,793	-	13,093	19,793	13,093	32,886

United Kingdom	5		79,846	-	21,193	79,846	21,193	101,039

Subtotal European Markets:	12		108,094	-	53,455	108,094	53,455	161,549

Asia Markets:
China
Jiaxing Distri Ctr	1		2,092	-	3,385	2,092	3,385	5,477		2013

China	1		2,092	-	3,385	2,092	3,385	5,477

Japan
Funabashi Dist Cntr 4 Nishiura	1		11,502	-	4,881	11,502	4,881	16,383
Hisayama Dist Ctr	1		5,766	-	511	5,766	511	6,277
Joso Dist Ctr	1		13,687	-	275	13,687	275	13,962
Kawajima Park	1		17,096	-	31,421	17,096	31,421	48,517
Kitamoto Distribution Center	1		20,018	-	54,052	20,018	54,052	74,070
Narita 1	1		10,538	-	154	10,538	154	10,692
Osaka 5	1		39,997	-	16,065	39,997	16,065	56,062
ProLogis Parc Tomiya III	1		9,704	-	355	9,704	355	10,059

Japan	8		128,308	-	107,714	128,308	107,714	236,022

Singapore
Changi-North DC1	1		-	-	-	-	-	-

Singapore	1		-	-	-	-	-	-

Subtotal Asian Markets:	10		130,400	-	111,099	130,400	111,099	241,499

Total Development Portfolio	57		502,235	-	518,782	502,235	518,782	1,021,017

GRAND TOTAL	1,667		4,442,502	11,230,976	3,148,603	4,576,882	14,245,199	18,822,081	(2,540,267)

Schedule III – Footnotes

(a)	Reconciliation of real estate assets per Schedule III to the Consolidated Balance Sheet as of December 31, 2013 (in thousands):

Total per Schedule III	$18,822,081
Land	1,516,166
Other real estate investments	486,230

Total per consolidated balance sheet	$20,824,477	(f)

(b)	The aggregate cost for Federal tax purposes at December 31, 2013 of our real estate assets was approximately $13.3 billion (unaudited).

(c)	Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for acquired industrial properties and 40 years for properties we develop.

Reconciliation of accumulated depreciation per Schedule III to the Consolidated Balance Sheets as of December 31, 2013 (in thousands):

Total accumulated depreciation per Schedule III	$2,540,267
Accumulated depreciation on other real estate investments	28,731

Total per consolidated balance sheet	$2,568,998

(d)	Properties with an aggregate undepreciated cost of $4.6 billion secure $1.9 billion of mortgage notes. See Note 9 to the Consolidated Financial Statements in Item 8 for more information related to our secured mortgage debt.

(e)	Assessment bonds of $16.2 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $835.0 million. See Note 9 to the Consolidated Financial Statements in Item 8 for more information related to our assessment bonds.

(f)	A summary of activity for our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2013	2012	2011
Real estate assets:
Balance at beginning of year	$23,559,891	$22,413,079	$11,080,161
Acquisitions of operating properties, improvements to operating properties, development activity, transfers of land to CIP and net effect of changes in foreign exchange rates and other	2,050,810	2,881,005	12,150,482
Basis of operating properties disposed of	(6,857,994)	(1,630,764)	(906,602)
Change in the development portfolio balance, including the acquisition of properties	69,374	91,112	495,169
Impairment of real estate properties (1)	-	(194,541)	(21,237)
Assets transferred to held-for-sale	-	-	(384,894)

Balance at end of year	$18,822,081	$23,559,891	$22,413,079

Accumulated Depreciation:
Balance at beginning of year	$2,460,642	$2,150,713	$1,589,251
Depreciation expense	505,691	665,239	574,524
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(426,066)	(355,310)	(994)
Assets transferred to held-for-sale	-	-	(12,068)

Balance at end of year	$2,540,267	$2,460,642	$2,150,713

(1)	The impairment charges we recognized in 2012 and 2011 were primarily due to our change of intent to no longer hold these assets for long-term investment. See Note 15 to the Consolidated Financial Statements in Item 8 for more information related to our impairment charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 26, 2014

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

Signature	Title	Date
/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 26, 2014

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer	February 26, 2014

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 26, 2014

/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 26, 2014

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 26, 2014

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 26, 2014

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 26, 2014

/s/ IRVING F. LYONS III Irving F. Lyons III	Director	February 26, 2014

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 26, 2014

/s/ D. MICHAEL STEUERT D. Michael Steuert	Director	February 26, 2014

/s/ CARL B. WEBB Carl B. Webb	Director	February 26, 2014

/s/ WILLIAM D. ZOLLARS William D. Zollars	Director	February 26, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 26, 2014

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

Signature	Title	Date
/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 26, 2014

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer	February 26, 2014

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 26, 2014

/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 26, 2014

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 26, 2014

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 26, 2014

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 26, 2014

/s/ IRVING F. LYONS III Irving F. Lyons III	Director	February 26, 2014

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 26, 2014

/s/ D. MICHAEL STEUERT D. Michael Steuert	Director	February 26, 2014

/s/ CARL B. WEBB Carl B. Webb	Director	February 26, 2014

/s/ WILLIAM D. ZOLLARS William D. Zollars	Director	February 26, 2014

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

3.1	Articles of Incorporation of Prologis (incorporated by reference to Exhibit 3.1 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.16 to Prologis’ Registration Statement on Form 8-A filed June 20, 2003).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.17 to Prologis’ Registration Statement on Form 8-A filed November 12, 2003).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.19 to Prologis’ Registration Statement on Form 8-A filed December 12, 2005).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.18 to Prologis’ Registration Statement on Form 8-A filed August 24, 2006).
3.6	Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.4 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.7	Articles Supplementary establishing and fixing the rights and preferences of the Series R Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.5 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.8	Articles Supplementary establishing and fixing the rights and preferences of the Series S Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.6 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.9	Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc., a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.10	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
3.11	Seventh Amended and Restated Bylaws of Prologis (incorporated by reference to Exhibit 3.2 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.12	Thirteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.6 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.13	Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.7 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
4.1	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 12, 2011).
4.2	Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).
4.3	Indenture, dated as of June 8, 2011, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.4	Fourth Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 3.25% Exchangeable Senior Notes due 2015, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.5	Fifth Supplemental Indenture, dated as of August 15, 2013, among Prologis, Inc., Prologis, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.6	Form of Sixth Supplemental Indenture among Prologis, Inc., Prologis, L.P., Elavon Financial Services Limited, UK Branch, Elavon Financial Services Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).
4.7	Form of Seventh Supplemental Indenture among Prologis, Inc., Prologis, L.P., Elavon Financial Services Limited, UK Branch, Elavon Financial Services Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.8	Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).

4.9	First Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.10	Second Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.11	Third Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.12	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.13	Eighth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.14	Ninth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.15	Tenth Supplemental Indenture, dated as of August 9, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 9, 2010).
4.16	Eleventh Supplemental Indenture, dated as of November 12, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.17	Specimen of 7.50% Notes due 2018 (incorporated by reference to and included in Exhibit 4.3 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.18	6.125% Notes due 2016 and Related Guarantee (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.19	6.625% Notes due 2019 and Related Guarantee (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.20	4.500% Notes due 2017 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 9, 2010).
4.21	4.00% Notes due 2018 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.22	Form of Global Note Representing the Operating Partnership’s 7.810% Notes due February 1, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.44 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.23	Form of Global Note Representing the Operating Partnership’s 9.340% Notes due March 1, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.45 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.24	Form of Global Note Representing the Operating Partnership’s 5.625% Notes due November 15, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.46 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.25	Form of Global Note Representing the Operating Partnership’s 5.750% Notes due April 1, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.47 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.26	Form of Global Note Representing the Operating Partnership’s 8.650% Notes due May 15, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.48 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.27	Form of Global Note Representing the Operating Partnership’s 5.625% Notes due November 15, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.49 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.28	Form of Global Note Representing the Operating Partnership’s 6.250% Notes due March 15, 2017 and Related Guarantee (incorporated by reference to Exhibit 4.50 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.29	Form of Global Note Representing the Operating Partnership’s 7.625% Notes due July 1, 2017 and Related Guarantee (incorporated by reference to Exhibit 4.51 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.30	Form of Global Note Representing the Operating Partnership’s 6.625% Notes due May 15, 2018 and Related Guarantee (incorporated by reference to Exhibit 4.52 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.31	Form of Global Note Representing the Operating Partnership’s 7.375% Notes due October 30, 2019 and Related Guarantee (incorporated by reference to Exhibit 4.53 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.32	Form of Global Note Representing the Operating Partnership’s 6.875% Notes due March 15, 2020 and Related Guarantee (incorporated by reference to Exhibit 4.54 to Prologis’ Current Report on Form 8-K filed May 3, 2011).
4.33	Form of Global Note Representing the Operating Partnership’s 3.250% Exchangeable Senior Notes due 2015 and Related Guarantee (incorporated by reference to and included in Exhibit 4.6 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.34	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.35	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.36	3.350% Notes due 2021 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.37	Form of 3.000% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).
4.38	Form of 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.39	Form of Officer’s Certificate related to the Operating Partnership’s 7.810% Notes due February 1, 2015 (incorporated by reference to Exhibit 4.62 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.40	Form of Officer’s Certificate related to the Operating Partnership’s 9.340% Notes due March 1, 2015 (incorporated by reference to Exhibit 4.63 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.41	Form of Officer’s Certificate related to the Operating Partnership’s 5.625% Notes due November 15, 2015 (incorporated by reference to Exhibit 4.64 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.42	Form of Officer’s Certificate related to the Operating Partnership’s 5.750% Notes due April 1, 2016 (incorporated by reference to Exhibit 4.65 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.43	Form of Officer’s Certificate related to the Operating Partnership’s 8.650% Notes due May 15, 2016 (incorporated by reference to Exhibit 4.66 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.44	Form of Officer’s Certificate related to the Operating Partnership’s 5.625% Notes due November 15, 2016 (incorporated by reference to Exhibit 4.67 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.45	Form of Officer’s Certificate related to the Operating Partnership’s 6.250% Notes due March 15, 2017 (incorporated by reference to Exhibit 4.68 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.46	Form of Officer’s Certificate related to the Operating Partnership’s 7.625% Notes due July 1, 2017 (incorporated by reference to Exhibit 4.69 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.47	Form of Officer’s Certificate related to the Operating Partnership’s 6.625% Notes due May 15, 2018 (incorporated by reference to Exhibit 4.70 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.48	Form of Officer’s Certificate related to the Operating Partnership’s 7.375% Notes due October 30, 2019 (incorporated by reference to Exhibit 4.71 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.49	Form of Officer’s Certificate related to the Operating Partnership’s 6.875% Notes due March 15, 2020 (incorporated by reference to Exhibit 4.72 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.50	Officers’ Certificate related to the 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.51	Officers’ Certificate related to the 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.52	Officers’ Certificate related to the 3.350% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.53	Form of Officers’ Certificate related to the 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.54	Warrant to Purchase Common Stock, dated December 20, 2012 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed December 20, 2012).

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Registration S-K. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993 (incorporated by reference to Exhibit 10.4 to the Trust’s Registration Statement (No. 33-73382)) .

10.2	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P., dated as of August 4, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.3	Fifteenth Amended and Restated Agreement of Limited Partnership of Prologis 2, L.P., (f/k/a AMB Property II, L.P.) dated February 19, 2010 (incorporated by reference to Exhibit 10.6 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2009).
10.4	Exchange Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 13, 2005 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
10.5	Transfer and Registration Rights Agreement, dated as of December 22, 1993, by and among the Trust and the persons set forth therein (incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement (No. 33-73382)).
10.6	Registration Rights Agreement dated February 9, 2007, between the Trust and each of the parties identified therein (incorporated by reference to Exhibit 99.10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7	Form of Registration Rights Agreement, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 10.2 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).
10.8	Registration Rights Agreement, dated as of November 10, 2009, by and between Prologis and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2009).
10.9	Registration Rights Agreement, dated November 26, 1997, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 4.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.10	Registration Rights Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
10.11	Registration Rights Agreement, dated November 14, 2003, by and among Prologis 2, L.P.(formerly known as AMB Property II, L.P.) and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 17, 2003).
10.12	Registration Rights Agreement, dated as of May 5, 1999, by and among Prologis, Prologis 2, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).
10.13	Registration Rights Agreement, dated as of November 1, 2006, by and among Prologis, Prologis 2, L.P., J.A. Green Development Corp. and JAGI, Inc (incorporated by reference to Exhibit 4.34 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).
10.14†	Registration Rights Agreement, dated as of June 30, 2013, by and among Prologis, Inc., Prologis 2, L.P. and Bakar AMB Limited Partnership.
10.15	Equity Distribution Agreement, dated June 26, 2013, among Prologis, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 1.1 to Prologis’ Current Report on Form 8-K filed June 26, 2013).
10.16*	The Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.19 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.17*	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.20 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.18*	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and also incorporated by reference to Exhibit 10.4 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.19*	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed October 4, 2006 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Current Report on Form 8-K filed October 4, 2006).
10.20*	The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed May 15, 2007).
10.21*	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.22*	Prologis 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.23*	Prologis Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 13, 2011).
10.24*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.25*	Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed August 16, 2013).
10.26*	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed June 2, 2006).
10.27*	First Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.28*	Second Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed May 19, 2010).
10.29*	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.30*	Form of Non Qualified Share Option Award Terms; The Trust 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.31*	Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.32*	Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.33*	ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2009) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.34*	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.35*	First Amendment of ProLogis 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on May 19, 2010).
10.36*	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10.37*	Form of Indemnification Agreement between ProLogis and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
10.38*	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 1, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).
10.39*	Letter Agreement, dated January 30, 2011, by and between Hamid R. Moghadam and AMB Property III, LLC (incorporated by reference to Exhibit 10.10 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.40*	Letter Agreement, dated January 30, 2011, by and between Eugene F. Reilly and the Operating Partnership (incorporated by reference to Exhibit 10.12 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.41*	Letter Agreement, dated January 30, 2011, by and between Thomas S. Olinger and the Operating Partnership (incorporated by reference to Exhibit 10.13 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.42*	Form of Restricted Stock Unit Agreement; Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.43*	Employment Agreement made and entered into on January 30, 2011 and effective as of January 1, 2012, by and between Walter C. Rakowich and ProLogis (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.44*	Letter Agreement, dated January 30, 2011, from the Trust to Edward S. Nekritz (incorporated by reference to Exhibit 10.29 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.45*	Form of Executive Protection Agreements entered into between ProLogis and Edward S. Nekritz, effective as of December 31, 2009 (incorporated by reference to exhibit 10.23 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.46*	Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.47*	Form of Director Deferred Stock Unit Award terms (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.48*	First Amendment to Employment Agreement effective as of December 6, 2012, by and between Walter C. Rakowich and Prologis (incorporated by reference to Exhibit 10.55 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2012).
10.49*	Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.50	Credit Agreement, dated as of November 29, 2010, by and among the Operating Partnership, as borrower, the banks listed on the signature pages thereof, HSBC Bank USA, National Association, as administrative agent, Credit Agricole Corporate and Investment Bank, as syndication agent, and HSBC Securities, Inc. and Credit Agricole Corporate and Investment Bank, as joint lead arrangers and joint bookrunners, and Morgan Stanley Senior Funding, Inc. as documentation agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.51	Guaranty of Payment, dated as of November 29, 2010, by Prologis for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to the Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.52	Qualified Borrower Guaranty, dated as of November 29, 2010, by the Operating Partnership for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to the Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.53	First Amendment and Waiver, dated as of June 3, 2011, by and among Operating Partnership, as borrower, Prologis, as guarantor, various banks and HSBC Bank USA, National Association, as administrative agent, to the Credit Agreement, dated as of November 29, 2010, (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report on Form 8-K filed June 9, 2011).
10.54	Global Senior Credit Agreement dated as of July 11, 2013, among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 15, 2013).
10.55	Fourth Amended and Restated Revolving Credit Agreement dated as of August 14, 2013 among Prologis Japan Finance Y.K., as initial borrower, Prologis, Inc. and Prologis, L.P., as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed August 16, 2013).
10.56	Guaranty of Payment, dated as of August 14, 2013, among Prologis, Inc. and Prologis, L.P., as guarantors, Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Fourth Amended and Restated Revolving Credit Agreement, dated as of August 14, 2013 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).
10.57	Senior Term Loan Agreement, dated as of February 2, 2012, by and among Prologis, the Operating Partnership, various affiliates of the Operating Partnership, various lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed February 8, 2012).
10.58	First Amendment dated as of July 11, 2013, to the Senior Term Loan Agreement dated as of February 2, 2012, among Prologis, Inc., Prologis, L.P., various affiliates thereof, various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 16, 2013).
12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.
12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.
21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Powers of Attorney (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS†	XBRL Instance Document
101. SCH†	XBRL Taxonomy Extension Schema
101. CAL†	XBRL Taxonomy Extension Calculation Linkbase
101. DEF†	XBRL Taxonomy Extension Definition Linkbase
101. LAB†	XBRL Taxonomy Extension Label Linkbase
101. PRE†	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith