Form 10-Q
period 2014-03-31
Prologis, Inc.; Prologis, L.P.
filed 2014-05-07
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Prologis, Inc.’s common stock outstanding as of May 1, 2014, was approximately 499,688,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of March 31, 2014, Prologis, Inc. owned an approximate 99.65% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.35% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Investments in real estate properties	$21,038,790	$20,824,477
Less accumulated depreciation	2,698,043	2,568,998

Net investments in real estate properties	18,340,747	18,255,479
Investments in and advances to unconsolidated entities	4,687,922	4,430,239
Notes receivable backed by real estate and other	191,703	192,042

Net investments in real estate	23,220,372	22,877,760
Cash and cash equivalents	188,886	491,129
Restricted cash	9,750	14,210
Accounts receivable	114,880	128,196
Other assets	1,121,260	1,061,012

Total assets	$24,655,148	$24,572,307

LIABILITIES AND EQUITY
Liabilities:
Debt	$8,870,635	$9,011,216
Accounts payable and accrued expenses	572,754	641,011
Other liabilities	718,516	743,627

Total liabilities	10,161,905	10,395,854

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	100,000	100,000
Common stock; $0.01 par value; 499,651 shares and 498,799 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4,997	4,988
Additional paid-in capital	18,005,321	17,974,509
Accumulated other comprehensive loss	(444,594)	(435,675)
Distributions in excess of net earnings	(4,094,689)	(3,932,664)

Total Prologis, Inc. stockholders’ equity	13,571,035	13,711,158
Noncontrolling interests	922,208	465,295

Total equity	14,493,243	14,176,453

Total liabilities and equity	$24,655,148	$24,572,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$300,878	$347,256
Rental recoveries	87,362	96,888
Investment management income	45,310	33,635
Development management and other income	1,132	2,192

Total revenues	434,682	479,971

Expenses:
Rental expenses	110,517	130,354
Investment management expenses	24,163	19,909
General and administrative expenses	63,203	56,197
Depreciation and amortization	160,280	172,119
Other expenses	5,053	4,353

Total expenses	363,216	382,932

Operating income	71,466	97,039
Other income (expense):
Earnings from unconsolidated entities, net	29,746	24,768
Interest expense	(85,523)	(114,641)
Interest and other income, net	14,050	11,627
Gains on acquisitions and dispositions of investments in real estate, net	17,055	338,845
Foreign currency and derivative gains (losses), net	(28,184)	884
Gains (losses) on early extinguishment of debt, net	273	(17,351)

Total other income (expense)	(52,583)	244,132

Earnings before income taxes	18,883	341,171
Current income tax expense	5,848	55,506
Deferred income tax expense (benefit)	1,032	(3,640)

Total income tax expense	6,880	51,866

Earnings from continuing operations	12,003	289,305

Discontinued operations:
Income attributable to disposed properties and assets held for sale	—	1,793
Net gains on dispositions, including related impairment charges and taxes	—	5,834

Total discontinued operations	—	7,627

Consolidated net earnings	12,003	296,932
Net earnings attributable to noncontrolling interests	(5,202)	(12,103)

Net earnings attributable to controlling interests	6,801	284,829
Less preferred stock dividends	2,135	10,305
Loss on preferred stock redemption	—	9,108

Net earnings attributable to common stockholders	$4,666	$265,416

Weighted average common shares outstanding—Basic	498,696	461,468

Weighted average common shares outstanding—Diluted	504,373	478,952

Net earnings per share attributable to common stockholders—Basic:
Continuing operations	$0.01	$0.56
Discontinued operations	—	0.02

Net earnings per share attributable to common stockholders—Basic	$0.01	$0.58

Net earnings per share attributable to common stockholders—Diluted:
Continuing operations	$0.01	$0.55
Discontinued operations	—	0.02

Net earnings per share attributable to common stockholders—Diluted	$0.01	$0.57

Dividends per common share	$0.33	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Consolidated net earnings	$12,003	$296,932
Other comprehensive income (loss):
Foreign currency translation losses, net	(4,723)	(286,254)
Unrealized gains (losses) and amortization on derivative contracts, net	(1,261)	12,636

Comprehensive income	6,019	23,314
Net earnings attributable to noncontrolling interests	(5,202)	(12,103)
Other comprehensive loss (income) attributable to noncontrolling interest	(2,935)	3,395

Comprehensive income (loss) attributable to common stockholders	$(2,118)	$14,606

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2014

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	interests	Equity
Balance as of January 1, 2014	$100,000	498,799	$4,988	$17,974,509	$(435,675)	$(3,932,664)	$465,295	$14,176,453
Consolidated net earnings	—	—	—	—	—	6,801	5,202	12,003
Effect of common stock plans	—	852	9	17,010	—	—	—	17,019
Formation of Prologis U.S. Logistics Venture	—	—	—	13,360	—	—	442,251	455,611
Capital contributions	—	—	—	—	—	—	7,430	7,430
Settlement of noncontrolling interests	—	—	—	(246)	—	—	246	—
Foreign currency translation gains (losses), net	—	—	—	—	(7,662)	—	2,939	(4,723)
Unrealized losses and amortization on derivative contracts, net	—	—	—	—	(1,257)	—	(4)	(1,261)
Distributions and allocations	—	—	—	688	—	(168,826)	(1,151)	(169,289)

Balance as of March 31, 2014	$100,000	499,651	$4,997	$18,005,321	$(444,594)	$(4,094,689)	$922,208	$14,493,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Consolidated net earnings	$12,003	$296,932
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(13,066)	(16,661)
Stock-based compensation awards, net	15,238	9,755
Depreciation and amortization	160,280	177,431
Earnings from unconsolidated entities, net	(29,746)	(24,768)
Distributions and changes in operating receivables from unconsolidated entities	26,025	24,937
Amortization of debt and lease intangibles	5,326	2,492
Gains on acquisitions and dispositions of investments in real estate, net	(17,055)	(344,679)
Losses (gains) on early extinguishment of debt, net	(273)	17,351
Unrealized foreign currency and derivative losses (gains), net	27,828	(1,955)
Deferred income tax expense (benefit)	1,032	(3,640)
Decrease (increase) in restricted cash, accounts receivable and other assets	(54,819)	32,936
Decrease in accounts payable and accrued expenses and other liabilities	(60,530)	(40,991)

Net cash provided by operating activities	72,243	129,140

Investing activities:
Real estate development activity	(244,268)	(161,673)
Real estate acquisitions	(77,307)	(55,907)
Tenant improvements on previously leased space and lease commissions	(33,346)	(29,950)
Non-development capital expenditures	(7,576)	(13,012)
Investments in and advances to unconsolidated entities, net	(328,321)	(258,414)
Return of investment from unconsolidated entities	92,460	82,847
Proceeds from dispositions and contributions of real estate properties	81,231	3,250,691

Net cash provided by (used in) investing activities	(517,127)	2,814,582

Financing activities:
Proceeds from issuance of common stock, net	7,465	5,202
Dividends paid on common and preferred stock	(168,241)	(140,528)
Noncontrolling interest contributions	452,327	8,400
Noncontrolling interest distributions	(1,171)	(7,356)
Debt and equity issuance costs paid	(5,659)	—
Net proceeds from credit facilities, net	(607,496)	(496,045)
Repurchase and payments of debt	(710,400)	(1,631,538)
Proceeds from issuance of debt	1,165,359	—

Net cash provided by (used in) financing activities	132,184	(2,261,865)

Effect of foreign currency exchange rate changes on cash	10,457	2,692
Net increase (decrease) in cash and cash equivalents	(302,243)	684,549
Cash and cash equivalents, beginning of period	491,129	100,810

Cash and cash equivalents, end of period	$188,886	$785,359

See Note 12 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Investments in real estate properties	$21,038,790	$20,824,477
Less accumulated depreciation	2,698,043	2,568,998

Net investments in real estate properties	18,340,747	18,255,479
Investments in and advances to unconsolidated entities	4,687,922	4,430,239
Notes receivable backed by real estate and other	191,703	192,042

Net investments in real estate	23,220,372	22,877,760
Cash and cash equivalents	188,886	491,129
Restricted cash	9,750	14,210
Accounts receivable	114,880	128,196
Other assets	1,121,260	1,061,012

Total assets	$24,655,148	$24,572,307

LIABILITIES AND CAPITAL
Liabilities:
Debt	$8,870,635	$9,011,216
Accounts payable and accrued expenses	572,754	641,011
Other liabilities	718,516	743,627

Total liabilities	10,161,905	10,395,854

Capital:
Partners’ capital:
General partner—preferred	100,000	100,000
General partner—common	13,471,035	13,611,158
Limited partners	47,632	48,209

Total partners’ capital	13,618,667	13,759,367
Noncontrolling interests	874,576	417,086

Total capital	14,493,243	14,176,453

Total liabilities and capital	$24,655,148	$24,572,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$300,878	$347,256
Rental recoveries	87,362	96,888
Investment management income	45,310	33,635
Development management and other income	1,132	2,192

Total revenues	434,682	479,971

Expenses:
Rental expenses	110,517	130,354
Investment management expenses	24,163	19,909
General and administrative expenses	63,203	56,197
Depreciation and amortization	160,280	172,119
Other expenses	5,053	4,353

Total expenses	363,216	382,932

Operating income	71,466	97,039
Other income (expense):
Earnings from unconsolidated entities, net	29,746	24,768
Interest expense	(85,523)	(114,641)
Interest and other income, net	14,050	11,627
Gains on acquisitions and dispositions of investments in real estate, net	17,055	338,845
Foreign currency and derivative gains (losses), net	(28,184)	884
Gains (losses) on early extinguishment of debt, net	273	(17,351)

Total other income (expense)	(52,583)	244,132

Earnings before income taxes	18,883	341,171
Current income tax expense	5,848	55,506
Deferred income tax expense (benefit)	1,032	(3,640)

Total income tax expense	6,880	51,866

Earnings from continuing operations	12,003	289,305

Discontinued operations:
Income attributable to disposed properties and assets held for sale	—	1,793
Net gains on dispositions, including related impairment charges and taxes	—	5,834

Total discontinued operations	—	7,627

Consolidated net earnings	12,003	296,932
Net earnings attributable to noncontrolling interests	(5,185)	(10,971)

Net earnings attributable to controlling interests	6,818	285,961
Less preferred unit distributions	2,135	10,305
Loss on preferred unit redemption	—	9,108

Net earnings attributable to common unitholders	$4,683	$266,548

Weighted average common units outstanding—Basic	500,463	463,361

Weighted average common units outstanding—Diluted	504,373	478,952

Net earnings per unit attributable to common unitholders—Basic:
Continuing operations	$0.01	$0.56
Discontinued operations	—	0.02

Net earnings per unit attributable to common unitholders—Basic	$0.01	0.58

Net earnings per unit attributable to common unitholders—Diluted:
Continuing operations	$0.01	$0.55
Discontinued operations	—	0.02

Net earnings per unit attributable to common unitholders—Diluted	$0.01	$0.57

Distributions per common unit	$0.33	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Consolidated net earnings	$12,003	$296,932
Other comprehensive income (loss):
Foreign currency translation losses, net	(4,723)	(286,254)
Unrealized gains (losses) and amortization on derivative contracts, net	(1,261)	12,636

Comprehensive income	6,019	23,314
Net earnings attributable to noncontrolling interests	(5,185)	(10,971)
Other comprehensive loss (income) attributable to noncontrolling interests	(2,966)	2,288

Comprehensive income (loss) attributable to common unitholders	$(2,132)	$14,631

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Three Months Ended March 31, 2014

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non- controlling Interests	Total
	Preferred		Common		Common
	Units	Amount	Units	Amount	Units	Amount
Balance as of January 1, 2014	2,000	$100,000	498,799	$13,611,158	1,767	$48,209	$417,086	$14,176,453
Consolidated net earnings	—	—	—	6,801	—	17	5,185	12,003
Effect of REIT’s common stock plans	—	—	852	17,019	—	—	—	17,019
Formation of Prologis U.S. Logistics Venture	—	—	—	13,360	—	—	442,251	455,611
Capital contributions	—	—	—	—	—	—	7,430	7,430
Settlement of noncontrolling interests	—	—	—	(246)	—	—	246	—
Foreign currency translation gains (losses), net	—	—	—	(7,662)	—	(27)	2,966	(4,723)
Unrealized losses and amortization on derivative contracts, net	—	—	—	(1,257)	—	(4)	—	(1,261)
Distributions and allocations	—	—	—	(168,138)	—	(563)	(588)	(169,289)

Balance as of March 31, 2014	2,000	$100,000	499,651	$13,471,035	1,767	$47,632	$874,576	$14,493,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Consolidated net earnings	$12,003	$296,932
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(13,066)	(16,661)
REIT stock-based compensation awards, net	15,238	9,755
Depreciation and amortization	160,280	177,431
Earnings from unconsolidated entities, net	(29,746)	(24,768)
Distributions and changes in operating receivables from unconsolidated entities	26,025	24,937
Amortization of debt and lease intangibles	5,326	2,492
Gains on acquisitions and dispositions of investments in real estate, net	(17,055)	(344,679)
Losses (gains) on early extinguishment of debt, net	(273)	17,351
Unrealized foreign currency and derivative losses (gains), net	27,828	(1,955)
Deferred income tax expense (benefit)	1,032	(3,640)
Decrease (increase) in restricted cash, accounts receivable and other assets	(54,819)	32,936
Decrease in accounts payable and accrued expenses and other liabilities	(60,530)	(40,991)

Net cash provided by operating activities	72,243	129,140

Investing activities:
Real estate development activity	(244,268)	(161,673)
Real estate acquisitions	(77,307)	(55,907)
Tenant improvements on previously leased space and lease commissions	(33,346)	(29,950)
Non-development capital expenditures	(7,576)	(13,012)
Investments in and advances to unconsolidated entities, net	(328,321)	(258,414)
Return of investment from unconsolidated entities	92,460	82,847
Proceeds from dispositions and contributions of real estate properties	81,231	3,250,691

Net cash provided by (used in) investing activities	(517,127)	2,814,582

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	7,465	5,202
Distributions paid on common and preferred units	(168,824)	(141,058)
Noncontrolling interest contributions	452,327	8,400
Noncontrolling interest distributions	(588)	(6,826)
Debt and equity issuance costs paid	(5,659)	—
Net proceeds from credit facilities, net	(607,496)	(496,045)
Repurchase and payments of debt	(710,400)	(1,631,538)
Proceeds from issuance of debt	1,165,359	—

Net cash provided by (used in) financing activities	132,184	(2,261,865)

Effect of foreign currency exchange rate changes on cash	10,457	2,692
Net increase (decrease) in cash and cash equivalents	(302,243)	684,549
Cash and cash equivalents, beginning of period	491,129	100,810

Cash and cash equivalents, end of period	$188,886	$785,359

See Note 12 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Business. Prologis, Inc. (the “REIT”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through the controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Investment Management. Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Investment Management segment represents the long-term management of co-investment ventures. See Note 11 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and Operating Partnership collectively.

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. As of March 31, 2014, the REIT owned an approximate 99.65% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.35% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes. The REIT does not have significant assets other than its investment in the Operating Partnership and therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the REIT and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with the December 31, 2013, Consolidated Financial Statements of Prologis, as previously filed with the SEC on Form 10-K and other public information.

Certain amounts included in the accompanying Consolidated Financial Statements for 2013, have been reclassified to conform to the 2014 financial statement presentation.

Recent Accounting Pronouncements. In April 2014, the FASB issued an accounting standard update that changed the criteria for classifying and reporting discontinued operations while enhancing disclosures. Under the new guidance, only disposals of a component of an entity, or a group of components of an entity, representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have, or will have, a major effect on the organization’s operations and financial results. Examples of disposals that may meet the new criteria include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires additional disclosures about discontinued operations and the disposal of an individually significant component of an entity that does not meet the criteria for discontinued operations. We early adopted this standard prospectively for all disposals subsequent to January 1, 2014. Prior to adoption, the results of operations for real estate properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Operations (see Note 4). Going forward, we expect the majority of our dispositions will not qualify as discontinued operations and the results will be presented in Income from Continuing Operations.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on the accounting for currency translation adjustment (“CTA”) when a parent sells or transfers part of its ownership interest in a foreign entity. When a company sells a subsidiary or group of assets that constitute a business while maintaining ownership of the foreign entity in which those assets or subsidiary reside, a complete or substantially complete liquidation of the foreign entity is required in order for a parent entity to release CTA to earnings. However, for a company that sells all or part of its ownership interest in a foreign entity, CTA is released upon the loss of a controlling financial interest in a consolidated foreign entity or partial sale of an equity method investment in a foreign entity. For step acquisitions, the CTA associated with the previous equity-method investment is fully released when control is obtained and consolidation occurs. We adopted this standard as of January 1, 2014, and it did not have, and we do not expect it to have, a material impact on the Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.	Business Combinations

Acquisitions of Unconsolidated Co-Investment Ventures

On August 6, 2013, we concluded the unconsolidated co-investment venture Prologis North American Industrial Fund III. The venture sold 73 properties to a third party and we subsequently acquired our partner’s 80% ownership interest in the venture. The allocation of net assets acquired was $519.2 million in real estate assets and $22.0 million of net other assets. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

On October 2, 2013, we acquired our partner’s 78.4% interest in the unconsolidated co-investment venture Prologis SGP Mexico and concluded the venture. The allocation of net assets acquired was $409.5 million in real estate assets and $4.0 million of net other assets and $158.4 million in debt. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

The impact of the results in 2013 for the properties acquired in these acquisitions was not significant.

3.	Real Estate

Investments in real estate properties are presented at cost, and consisted of the following (square feet and dollars in thousands):

	Square Feet / Acres (1)		No. of Buildings (1)		Investment Balance
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Industrial operating properties:
Improved land	—	—	—	—	$4,116,518	$4,074,647
Buildings and improvements	270,527	267,097	1,614	1,610	13,831,955	13,726,417
Development portfolio, including land costs:
Pre-stabilized	5,289	4,491	14	11	340,035	204,022
Properties under development	15,386	18,587	43	46	711,681	816,995
Land	9,496	9,747	—	—	1,544,242	1,516,166
Other real estate investments (2)	—	—	—	—	494,359	486,230

Total investments in real estate properties					21,038,790	20,824,477
Less accumulated depreciation					2,698,043	2,568,998

Net investments in real estate properties					$18,340,747	$18,255,479

(1)	Items indicated by ‘—‘are not applicable.
(2)	Included in other real estate investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

At March 31, 2014, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

Dispositions

Real estate disposition activity for the three months ended March 31, was as follows (square feet and dollars in thousands):

	2014	2013
Continuing Operations
Number of properties	5	209
Square feet	715	58,888
Net proceeds from contributions and dispositions	$81,231	$4,876,214
Net gains from contributions and dispositions	$17,055	$338,845

Discontinued Operations
Number of properties	—	7
Square feet	—	432
Net proceeds from dispositions	$—	$35,546
Net gains from dispositions, including related impairment charges and taxes	$—	$5,834

The net gains included in continuing operations for the three months ended March 31, 2013, primarily represent the gain from the initial contribution of properties to our new unconsolidated co-investment venture in Japan, Nippon Prologis REIT (“NPR”).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Unconsolidated Entities

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with strategic capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities range from 15-55%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s rights and participation and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are accounted for using the equity method of accounting. See Note 7 for more detail regarding our consolidated investments.

We also have other ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

Our investments in and advances to our unconsolidated entities are summarized below (in thousands):

	March 31, 2014	December 31, 2013
Unconsolidated co-investment ventures	$4,513,180	$4,250,015
Other ventures	174,742	180,224

Totals	$4,687,922	$4,430,239

Unconsolidated Co-Investment Ventures

As of March 31, 2014, we had investments in and managed unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. We account for our investments in these ventures under the equity method of accounting and, therefore, we record our share of each venture’s net earnings or loss as Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations. We earn fees for the management services we provide to these ventures. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn incentive returns or promotes based on the third party investor returns over time. We report these fees and incentives as Investment Management Income in the Consolidated Statements of Operations. In addition, we may earn fees for services provided to develop a building within these ventures and those fees are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

Summarized information regarding the amounts we recognize in the Consolidated Statements of Operations from our investments in the unconsolidated co-investment ventures is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Earnings (loss) from unconsolidated co-investment ventures:
Americas (1)	$(329)	$14,268
Europe (2)	25,495	7,542
Asia (2)	3,665	2,485

Total earnings from unconsolidated co-investment ventures, net	$28,831	$24,295

Investment management and other income:
Americas	$14,325	$16,077
Europe (2)	21,700	10,613
Asia (2)	8,797	6,742

Total investment management income	44,822	33,432
Development management and other income	707	1,047

Total investment management and other income	$45,529	$34,479

(1)	During the first quarter of 2013, we recognized a gain of $9.7 million representing our share of the sale of two properties in the Prologis Brazil Logistics Partners Fund.
(2)	During the first quarter of 2013, we started two new co-investment ventures, one in Europe and one in Japan, and started accounting for these ventures under the equity method and recognizing investment management income from these two new co-investment ventures.

The amounts of Investment Management income and earnings we recognize depend on the size of co-investment ventures that we manage and in which we have an ownership interest. A summary of our outstanding unconsolidated co-investment ventures was as follows (square feet and total assets in thousands and represents 100% of the venture):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	March 31,	December 31,	March 31,
	2014	2013	2013
Americas:
Number of properties owned	712	709	804
Square feet	109,147	108,537	127,869
Total assets	$8,074,306	$8,014,339	$9,329,047
Europe:
Number of properties owned	585	571	514
Square feet	136,647	132,876	119,736
Total assets	$12,119,512	$11,818,786	$9,698,216
Asia:
Number of properties owned	45	43	53
Square feet	23,332	22,880	20,027
Total assets	$4,047,560	$4,032,125	$3,666,689
Total:
Number of properties owned	1,342	1,323	1,371
Square feet	269,126	264,293	267,632
Total assets	$24,241,378	$23,865,250	$22,693,952

The following is summarized financial information of the unconsolidated co-investment ventures and our investment (dollars in millions). The co-investment venture information represents the venture’s information (not our proportionate share) based on our U.S. GAAP basis in the entity.

2014 (1)	Americas	Europe	Asia	Total
For the three months ended March 31, 2014:
Revenues	$168.2	$246.7	$68.5	$483.4
Net operating income	$119.2	$196.1	$53.6	$368.9
Net earnings	$2.2	$62.6	$22.0	$86.8
As of March 31, 2014:
Amounts due to us (2)	$14.7	$8.8	$99.1	$122.6
Third party debt (3)	$2,961.1	$2,685.2	$1,737.6	$7,383.9
Total liabilities	$3,110.8	$3,818.8	$1,911.3	$8,840.9
Our weighted average ownership	23.3%	38.9%	15.0%	29.4%
Our investment balance	$1,225.4	$2,943.8	$344.0	$4,513.2
Deferred gains, net of amortization (4)	$138.0	$195.7	$93.6	$427.3

2013 (1)	Americas	Europe	Asia	Total
For the three months ended March 31, 2013:
Revenues	$182.1	$148.4	$45.3	$375.8
Net operating income	$133.1	$105.3	$36.2	$274.6
Net earnings (5)	$26.1	$24.1	$4.2	$54.4
As of December 31, 2013:
Amounts due to us (2)	$10.3	$43.7	$110.0	$164.0
Third party debt (3)	$2,999.1	$2,998.2	$1,715.2	$7,712.5
Total liabilities	$3,177.1	$4,113.6	$1,899.2	$9,189.9
Our weighted average ownership	22.7%	39.0%	15.0%	29.2%
Our investment balance	$1,194.0	$2,703.3	$352.7	$4,250.0
Deferred gains, net of amortization (4)	$139.6	$196.7	$94.8	$431.1

(1)	We have had significant activity with our unconsolidated co-investment ventures in 2013. We concluded three co-investment ventures (the results of these ventures are included only through the transaction dates), and we launched two new co-investment ventures (the results of these ventures are included from the date these ventures acquired the properties).
(2)	As of March 31, 2014, and December 31, 2013, we had receivables from NPR of $87.8 million and $88.5 million, respectively, related to customer security deposits that are made through a leasing company owned by Prologis that pertain to properties owned by NPR. There is a corresponding payable to NPR’s customers in Other Liabilities in the Consolidated Balance Sheets. As of December 31, 2013, we had receivables from Prologis European Logistics Partners Sàrl (“PELP”) for remaining sale proceeds of $35.5 million which were received in the first quarter of 2014. The remaining amounts generally represent current balances for services provided by us to the co-investment ventures.
(3)	As of March 31, 2014 and December 31, 2013, we did not guarantee any third party debt of our co-investment ventures.
(4)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.
(5)	During the first quarter of 2013, one venture in the Americas recorded net gains of $21.1 million from the disposition of two properties.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In April 2014, we acquired a partner’s 5.6% ownership interest in the Prologis North American Industrial Fund for $83.5 million and now own 28.7% of the venture.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The venture may obtain financing for the properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period and we may make additional cash investments in these ventures.

The following table is a summary of remaining equity commitments as of March 31, 2014 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$—	$319.8	$319.8	2014-2015
Prologis Targeted Europe Logistics Fund (1)	181.1	242.0	423.1	June 2015
Prologis European Properties Fund II (1)	100.6	293.8	394.4	September 2015
Europe Logistics Venture 1 (1)	24.0	135.7	159.7	December 2014
Prologis European Logistics Partners (2)	110.9	110.9	221.8	February 2016
Prologis China Logistics Venture 1 and 2	148.1	839.3	987.4	2015 and 2017

Total	$564.7	$1,941.5	$2,506.2

(1)	Equity commitments are denominated in euro and reported above in U.S. dollars based on an exchange rate of 1.38 U.S. dollars to the euro.
(2)	The equity commitments as of March 31, 2014, are expected to fund the future repayment of debt and are denominated in British pound sterling, will be called in euros and are reported above in U.S. dollar using an exchange rate of 1.66 U.S. dollars to the British pound sterling.

5.	Discontinued Operations

In April 2014, the FASB issued a standard updating the accounting and disclosure regarding discontinued operations. As discussed in Note 1, we have adopted this standard as of January 1, 2014. None of our property dispositions in 2014 met the new criteria to be classified as discontinued operations. The operations of the properties that were disposed of to third parties during 2013 that met the criteria for discontinued operations, including the aggregate net gains or losses recognized upon their disposition (See Note 3 for more detail on dispositions), are presented as discontinued operations in the Consolidated Statements of Operations. Income attributable to disposed properties and assets held for sale during the three months ended March 31, 2013, was as follows (in thousands):

Rental income and recoveries	$11,268
Rental expenses	(3,739)
Depreciation and amortization	(5,311)
Interest expense	(425)

Income attributable to disposed properties and assets held for sale	$1,793

6.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Our debt consisted of the following (dollars in thousands):

	March 31, 2014		December 31, 2013
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.2%	$119,466	1.2%	$725,483
Senior notes	4.3%	6,296,308	4.5%	5,357,933
Exchangeable senior notes	3.3%	442,729	3.3%	438,481
Secured mortgage debt	5.5%	1,674,488	5.6%	1,696,597
Secured mortgage debt of consolidated entities	4.7%	238,148	4.7%	239,992
Term loan	1.5%	82,728	1.7%	535,908
Other debt	6.2%	16,768	6.2%	16,822

Totals	4.4%	$8,870,635	4.2%	$9,011,216

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).
(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($2.0 billion) and Japanese yen ($0.2 billion).

Credit Facilities

We have a global senior credit facility (the “Global Facility”), in which funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis up to $2.0 billion (subject to currency fluctuations). We also have a ¥45.0 billion (approximately $435.7 million at March 31, 2014) Japanese yen revolver (the “Revolver”) with availability to ¥56.5 billion (approximately $547.0 million at March 31, 2014). We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

Commitments and availability under our Credit Facilities as of March 31, 2014, were as follows (in millions):

Aggregate lender—commitments	$2,465.1
Less:
Borrowings outstanding	119.5
Outstanding letters of credit	72.7

Current availability	$2,272.9

Senior Notes

In February 2014, we issued €700 million ($959.4 million) of senior notes with an interest rate of 3.375%, maturing in 2024, at 98.9% of par value for an all-in rate of 3.52%. We used the net proceeds for general corporate purposes, including to repay borrowings under our multi-currency senior term loan (“Term Loan”) and our Global Facility.

Exchangeable Senior Notes

The fair value of the embedded derivative associated with our exchangeable notes was a liability of $63.8 million and $41.0 million at March 31, 2014 and December 31, 2013, respectively. In adjusting to fair value, we recognized unrealized losses of $22.8 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2014 and for each of the years in the ten-year period ending December 31, 2023, and thereafter are as follows (in millions):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Prologis
	Unsecured				Secured		Consolidated	Total
	Senior	Exchangeable	Credit	Other	Mortgage		Entities’	Consolidated
Maturity	Debt	Notes	Facilities	Debt	Debt	Total	Debt	Debt
2014 (1)	$9	$—	$—	$1	$275	$285	$10	$295
2015 (2)	175	460	—	84	134	853	9	862
2016	641	—	—	1	456	1,098	126	1,224
2017	438	—	—	1	226	665	4	669
2018	667	—	119	1	110	897	74	971
2019	693	—	—	1	285	979	2	981
2020	380	—	—	1	6	387	2	389
2021	500	—	—	—	6	506	2	508
2022	965	—	—	—	7	972	3	975
2023	850	—	—	—	7	857	1	858
Thereafter	965	—	—	10	130	1,105	5	1,110

Subtotal	6,283	460	119	100	1,642	8,604	238	8,842
Unamortized premiums (discounts), net	13	(17)	—	—	32	28	1	29

Total	$6,296	$443	$119	$100	$1,674	$8,632	$239	$8,871

(1)	We expect to repay the amounts maturing in 2014 related to our wholly owned debt with cash generated from operations, proceeds from the disposition of wholly owned real estate properties and with borrowings on our Credit Facilities.
(2)	Included in other debt is a term loan that can be extended until 2017 (two times each at one year), subject to satisfaction of certain conditions and payment of an extension fee.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of March 31, 2014, we were in compliance with all covenants.

7.	Noncontrolling Interests

We consolidate several entities in which we do not own 100% of the common equity. In certain partnerships, the units of the entity are exchangeable into our common stock.

If we contribute a property to a consolidated co-investment venture, the property is still reflected in the Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties that represents the portion of the ownership attributable to our partners and the difference between cash received and historical cost is reflected as an adjustment to Additional Paid in Capital with no gain or loss recognized.

In January 2014, we closed on a U.S. co-investment venture, Prologis U.S. Logistics Venture (“USLV”), in which we hold a 55% equity ownership interest. The venture is consolidated for accounting purposes due to the structure and voting rights of the venture. At closing, the venture acquired from us a portfolio of 66 operating properties aggregating 12.8 million square feet for an aggregate purchase price of $1.0 billion.

The noncontrolling interests of the REIT include the noncontrolling interests presented for the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of March 31, 2014, the REIT owned 99.65% common general partnership units in the Operating Partnership.

The following is a summary of the noncontrolling interests and the consolidated entity’s total investment in real estate and debt at March 31, 2014 and December 31, 2013 (dollars in thousands):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2014	2013	2014	2013	2014	2013	2014	2013
Partnerships with exchangeable units (1)	various	various	$75,673	$75,532	$728,023	$783,052	$—	$—
Mexico Fondo Logistico (AFORES)	20.0%	20.0%	224,723	220,292	458,859	457,006	190,716	191,866
Brazil Fund (2)	50.0%	50.0%	74,137	65,006	—	—	—	—
Prologis AMS	38.5%	38.5%	25,029	24,791	58,619	58,575	16,739	17,063
Prologis U.S. Logistics Venture (3)	55.0%	N/A	443,846	—	999,134	—	—	—
Other consolidated entities	various	various	31,168	31,465	312,548	312,358	30,693	31,063

Operating Partnership noncontrolling interests			874,576	417,086	2,557,183	1,610,991	238,148	239,992
Limited partners in the Operating Partnership (4)			47,632	48,209	—	—	—	—

REIT noncontrolling interests			$922,208	$465,295	$2,557,183	$1,610,991	$238,148	$239,992

(1)	At March 31, 2014 and December 31, 2013, there were 1,948,608 limited partnership units that were exchangeable for cash or into an equal number of shares of the REIT’s common stock at the option of the issuer. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.
(2)	We have a 50% ownership interest in and consolidate the Brazil Fund that in turn has investments in several joint ventures that are accounted for on the equity method. The Brazil Fund’s assets are primarily investments in unconsolidated entities of $166.4 million at March 31, 2014. For additional information on our unconsolidated investments, see Note 4.
(3)	As discussed above, this was a newly formed co-investment venture in the first quarter of 2014.
(4)	At March 31, 2014 and December 31, 2013, there were 1,766,691 units that were associated with the limited partners in the Operating Partnership and were exchangeable for cash or into an equal number of shares of the REIT’s common stock at the option of the issuer. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

8.	Long-Term Compensation

At March 31, 2014, Prologis had stock options and full value awards (restricted stock, performance share awards and restricted share units (“RSUs”)) under its incentive plan.

Summary of Activity

The activity for the three months ended March 31, 2014, with respect to our RSU and performance share awards, was as follows:

	Number of	Weighted Average	Number of
	Shares	Grant-Date Fair Value	Shares Vested
Balance at December 31, 2013	2,266,443
Granted	1,240,852
Vested and distributed	(913,078)
Forfeited	(10,468)

Balance at March 31, 2014	2,583,749	$39.06	83,791

All awards granted in the period were in the form of RSUs which, generally vest over three years.

The activity for the three months ended March 31, 2014, with respect to our stock options, was as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2013	6,253,497
Exercised	(219,362)
Forfeited / Expired	(500)

Balance at March 31, 2014	6,033,635	$36.02	6,027,635

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Outperformance Plan

We grant awards in the form of points under our Outperformance Plan (“OPP”) corresponding to three-year performance periods. As of March 31, 2014, all awards were equity classified. At the end of the applicable performance period, if the performance criteria are met, the participants’ points will be paid in the form of common stock of the REIT or units of the Operating Partnership. The fair value of the awards are measured as of the grant date and amortized over the performance period.

We granted points on February 13, 2014, with a fair value of $23.1 million as of the date of the grant using a Monte Carlo valuation model that assumed a risk free interest rate of 0.67% and an expected volatility of 46% for Prologis and 30% for the index of selected peer companies. Such points related to a three-year performance period that began on January 1, 2014, and will end on December 31, 2016. We also granted points in 2012 (three-year performance period will end on December 31, 2014) and 2013 (three-year performance period will end on December 31, 2015).

We recognized $6.9 million and $7.8 million of compensation expense related to our outstanding OPP awards during the three months ended March 31, 2014 and 2013, respectively.

9.	Earnings Per Common Share / Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended
	March 31,
REIT	2014	2013
Net earnings attributable to common stockholders	$4,666	$265,416
Noncontrolling interest attributable to exchangeable limited partnership units	17	1,182
Interest expense on exchangeable debt assumed exchanged	—	4,235

Adjusted net earnings attributable to common stockholders	$4,683	$270,833

Weighted average common shares outstanding—Basic (1)	498,696	461,468
Incremental weighted average effect on exchange of limited partnership units (2)	1,767	3,039
Incremental weighted average effect of stock awards and warrants	3,910	2,566
Incremental weighted average effect on exchange of certain exchangeable debt	—	11,879

Weighted average common shares outstanding—Diluted (3)	504,373	478,952

Net earnings per share attributable to common stockholders -
Basic	$0.01	$0.58
Diluted	$0.01	$0.57

Operating Partnership
Net earnings attributable to common unitholders	$4,683	$266,548
Noncontrolling interest attributable to exchangeable limited partnership units	—	50
Interest expense on exchangeable debt assumed exchanged	—	4,235

Adjusted net earnings attributable to common unitholders	$4,683	$270,833

Weighted average common partnership units outstanding—Basic (1)	500,463	463,361
Incremental weighted average effect on exchange of limited partnership units	—	1,146
Incremental weighted average effect of stock awards and warrants of the REIT	3,910	2,566
Incremental weighted average effect on exchange of certain exchangeable debt	—	11,879

Weighted average common partnership units outstanding—Diluted (3)	504,373	478,952

Net earnings per unit attributable to common unitholders -
Basic	$0.01	$0.58
Diluted	$0.01	$0.57

(1)	The increase in shares/units between the periods is due to an equity offering in April 2013.
(2)	Income allocated to the exchangeable Operating Partnership units not held by the REIT has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit amount is the same. The incremental weighted average exchangeable Operating Partnership units (in thousands) were 1,767 and 1,894 for the three months ended March 31, 2014 and 2013, respectively.
(3)	Total weighted average potentially dilutive stock awards and warrants outstanding (in thousands) were 15,546 and 14,140 for the three months ended March 31, 2014 and 2013, respectively. Total weighted average potentially dilutive shares/units from exchangeable debt outstanding (in thousands) were 11,879 for both periods presented. Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 1,949 and 1,173 for the three months ended March 31, 2014 and 2013, respectively.

.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

10.	Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts, such as foreign currency contracts to manage foreign currency exposure, and interest rate swaps to manage the effect of interest rate fluctuations. The majority of our derivative financial instruments are customized derivative transactions and are not exchange-traded. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk. There have been no significant changes in our policy or strategy from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December, 31, 2013.

Foreign Currency

We hedge the net assets of certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. We measure the effectiveness of our net investment hedges by using the changes in forward exchange rates because this method reflects our risk management strategies, the economics of those strategies in the financial statements and better manages interest rate differentials between different countries. Under this method, all changes in fair value of the forward currency derivative contracts designated as net investment hedges are reported in equity in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets (“AOCI”) and offsets translation adjustments on the underlying net assets of our foreign investments, which are also recorded in AOCI. Ineffectiveness, if any, is recognized in earnings.

In certain circumstances, we may also borrow debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact to our earnings from the fluctuations in the exchange rate, we may designate the debt as a non-derivative financial instrument hedge. We measure our effectiveness in the same manner as our net investment hedges described above. As a result, the change in the value of this debt upon translation is recorded in the foreign currency translation component of AOCI to offset the foreign currency fluctuations related to the net investment in our subsidiaries with the same functional currency as the debt.

Interest Rate

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. We may enter into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement. The effective portion of the gain or loss on the derivative is reported as a component of AOCI in the Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. Losses on a derivative representing hedge ineffectiveness, if any, are recognized in Interest Expense at the time the ineffectiveness occurred.

Summary of Activity

The following table summarizes the activity in our derivative instruments for the three months ended March 31, (in millions):

	2014		2013
	Foreign Currency Contracts (1)	Interest Rate Swaps (2)	Foreign Currency Forwards	Interest Rate Swaps (3)
Notional amounts at January 1,	$1,050.0	$71.0	$1,303.8	$1,314.8
New contracts	1,040.0	—	—	—
Matured or expired contracts	(470.0)	—	(663.7)	(1,230.2)

Notional amounts at March 31,	$1,620.0	$71.0	$640.1	$84.6

(1)	To hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars, we entered into two foreign currency contracts that expired in March with an aggregate notional amount of €345.9 million ($470.0 million using the weighted average forward rate of 1.36) and four foreign currency contracts that will expire in April 2014 with an aggregate notional amount of €414.5 million ($570.0 million using the weighted average forward rate of 1.38). As of March 31, 2014, we had 11 contracts with an aggregate notional amount of €1.0 billion ($1.4 billion using the weighted average forward rate of 1.35) and three contracts with an aggregate notional amount of ¥24.1billion ($250.0 million using the weighted average forward rate of 96.54).
(2)	We currently have one interest rate swap contract that matures in May 2017.
(3)	During the three months ended March 31, 2013, we settled or contributed contracts in connection with the formation of our new co-investment ventures in Europe and Japan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

As discussed in Note 6, we issued €700 million ($959.4 million) of debt in February 2014. This debt was issued by the Operating Partnership, which is a U.S. dollar functional entity, and designated as a non-derivative financial instrument hedge. As of March 31, 2014 and December 31, 2013, we had €1.4 billion ($1.9 billion) and €700 million ($1.0 billion) of debt designated as non-derivative financial instrument hedges on our net investment in international subsidiaries, respectively. Amounts included in AOCI in the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, were losses of $20.4 million and $14.9 million, respectively.

All derivatives are recognized at fair value in the Consolidated Balance Sheets and are within the line items Other Assets or Accounts Payable and Accrued Expenses, as applicable. Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations are recorded as accumulated gains (losses) in AOCI in the Consolidated Balance Sheets. The following table presents the fair value of our derivative instruments (in thousands):

	March 31, 2014			December 31, 2013
	Asset	Liability	AOCI	Asset	Liability	AOCI
Net investment hedges—euro denominated	$407	$38,042	$(35,334)	$137	$30,302	$(21,705)
Net investment hedges—yen denominated	15,786	—	18,817	20,104	—	22,102
Interest rate swap hedges	—	5,264	(15,549)	—	5,638	(14,442)

Total derivatives	$16,193	$43,306	$(32,066)	$20,241	$35,940	$(14,045)

During the three months ended March 31, 2014, we did not record any ineffectiveness on our derivative contracts. During the three months ended March 31, 2013, we had no significant hedge ineffectiveness. In addition, the effective portion of the gain or loss on the interest rate swaps reclassified to interest expense was not considered significant for the first quarter of 2014, and is not expected to be significant for the next 12 months. In the first quarter 2013, the effective portion reclassified to interest expense was $2.3 million.

The following table presents gains (losses) from the change in fair value for the effective portion of our derivative and non-derivative instruments included in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, (in thousands):

	2014	2013
Derivative net investment hedges (1)	$(16,914)	$34,724
Non-derivative net investment hedges	(5,530)	—
Interest rate swap hedges	(1,107)	12,511

Total derivatives	$(23,551)	$47,235

(1)	This includes losses of $6.9 million and gains of $5.4 million in 2014 and 2013, respectively, upon the settlement of net investment hedges.

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

Fair Value Measurements on a Recurring Basis

At March 31, 2014 and December 31, 2013, other than the derivatives discussed above and in Note 6, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements. The fair value of our derivative instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. The fair values of our net investment hedges are based upon the change in the spot rate at the end of the period as compared to the strike price at inception.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, all of our derivatives held as of March 31, 2014 and December 31, 2013, were classified as Level 2 of the fair value hierarchy.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Fair Value Measurements on Non-Recurring Basis

Assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. There were no assets that met these criteria at March 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments

At March 31, 2014 and December 31, 2013, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At March 31, 2014 and December 31, 2013, the fair value of our senior notes and exchangeable senior notes has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2014 and December 31, 2013, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$119,466	$119,711	$725,483	$725,679
Senior notes	6,296,308	6,676,298	5,357,933	5,698,864
Exchangeable senior notes	442,729	532,783	438,481	514,381
Secured mortgage debt	1,674,488	1,825,836	1,696,597	1,840,829
Secured mortgage debt of consolidated entities	238,148	248,154	239,992	246,324
Term loan and other debt	99,496	101,437	552,730	560,714

Total debt	$8,870,635	$9,504,219	$9,011,216	$9,586,791

11.	Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Investment Management. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•	Real Estate Operations—This represents the direct long-term ownership of industrial operating properties and is the primary source of our revenue and earnings. We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our Real Estate Operations segment also includes development, re-development and acquisition activities. We develop, re-develop and acquire industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on: (i) the land that we currently own; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. Land held for development, properties currently under development and land we own and lease to customers under ground leases are also included in this segment.

•	Investment Management—This represents the long-term management of unconsolidated co-investment ventures. We invest with partners and investors through our ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, long duration ventures and open ended funds with leading global institutions. These private and public vehicles source strategic capital for distinct geographies across our global platform. We hold an ownership interest in these ventures and believe our significant ownership in each of our ventures provides a strong alignment of interests with our partners. We generate investment management revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes during the life of a venture or upon liquidation. Each entity we manage is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to Total Revenues in the Consolidated Statements of Operations; (ii) each reportable business segment’s net operating income from external customers to Earnings before Income Taxes in the Consolidated Statements of Operations; and (iii) each reportable business segment’s assets to Total Assets in the Consolidated Balance Sheets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Earnings before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Real estate operations:
Americas	$356,125	$308,400
Europe	16,188	99,467
Asia	17,059	38,469

Total Real Estate Operations segment	389,372	446,336

Investment management:
Americas	14,575	16,187
Europe	21,700	10,613
Asia	9,035	6,835

Total Investment Management segment	45,310	33,635

Total revenues	$434,682	$479,971

Net operating income:
Real estate operations:
Americas	$253,461	$216,128
Europe	8,224	67,206
Asia	12,117	28,295

Total Real Estate Operations segment	273,802	311,629

Investment management:
Americas	2,056	2,883
Europe	13,684	6,871
Asia	5,407	3,972

Total Investment Management segment	21,147	13,726

Total segment net operating income	294,949	325,355
Reconciling items:
General and administrative expenses	(63,203)	(56,197)
Depreciation and amortization	(160,280)	(172,119)
Earnings from unconsolidated entities, net	29,746	24,768
Interest expense	(85,523)	(114,641)
Interest and other income, net	14,050	11,627
Gains on acquisitions and dispositions of investments in real estate, net	17,055	338,845
Foreign currency and derivative gains (losses), net	(28,184)	884
Gains (losses) on early extinguishment of debt, net	273	(17,351)

Total reconciling items	(276,066)	15,816

Earnings before income taxes	$18,883	$341,171

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets:
Real estate operations:
Americas	$16,276,368	$16,293,109
Europe	1,675,895	1,634,867
Asia	1,268,613	1,176,774

Total Real Estate Operations segment	19,220,876	19,104,750

Investment management (1):
Americas	21,836	22,154
Europe	59,816	60,327
Asia	3,475	3,634

Total Investment Management segment	85,127	86,115

Total segment assets	19,306,003	19,190,865

Reconciling items:
Investments in and advances to unconsolidated entities	4,687,922	4,430,239
Notes receivable backed by real estate and other	191,703	192,042
Cash and cash equivalents	188,886	491,129
Other assets	280,634	268,032

Total reconciling items	5,349,145	5,381,442

Total assets	$24,655,148	$24,572,307

(1)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Investment Management segment.

12.	Supplemental Cash Flow Information

As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received ownership interests of $1.3 billion, representing a 50% ownership interest, and PELP assumed $353.2 million of secured debt.

The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2014 and 2013, was $75.1 million and $110.6 million, respectively.

During the three months ended March 31, 2014 and 2013, cash paid for income taxes, net of refunds, was $23.6 million and $4.9 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of March 31, 2014, the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2014 and 2013, and the related consolidated statement of equity for the three-month period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for discontinued operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08.

KPMG LLP

Denver, Colorado

May 6, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of March 31, 2014, the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2014 and 2013, and the related consolidated statement of capital for the three-month period ended March 31, 2014. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, L.P. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the financial statements, the Operating Partnership has changed its method of accounting for discontinued operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08.

KPMG LLP

Denver, Colorado

May 6, 2014

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2013 Annual Report on Form 10-K.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “designed to achieve,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new co-investment ventures – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part I, Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K. References to “we,” “us” and “our” refer to Prologis, Inc. and its consolidated subsidiaries.

Management’s Overview

We are the leading owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of March 31, 2014, we owned and managed operating properties and development projects totaling 574 million square feet (53.3 million square meters) in 21 countries. These properties were leased to more than 4,700 customers, including third-party logistics providers, transportation companies, retailers and manufacturers.

Prologis, Inc. (the “REIT”) is a self-administered and self-managed real estate investment trust, and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate the REIT and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to the REIT and its consolidated subsidiaries, including the Operating Partnership, collectively.

Our business is comprised of two operating segments: Real Estate Operations and Investment Management.

Real Estate Operations Segment

Rental Operations – This represents the primary source of our revenue, earnings and funds from operations (“FFO”). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We expect to generate long-term internal growth in rental income by maintaining a high occupancy rate, controlling expenses and through rent increases. Our rental income is diversified due to our global presence and broad customer base. We believe that our property management, leasing and maintenance teams, together with our capital expenditure, energy management and risk management programs create cost efficiencies, and allow us to capitalize on the economies of scale inherent in owning, operating and growing a large global portfolio.

Capital Deployment - Capital deployment includes development, re-development and acquisition of industrial properties that lead to rental operations and are therefore included with that line of business for segment reporting. We deploy capital primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on: (i) our land bank; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of operating properties. We also develop properties for long-term hold, for contribution into our co-investment ventures, or occasionally for sale to third parties.

Investment Management Segment - We invest with partners and investors through our ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, long duration ventures and open ended funds with leading global institutions. We also access alternative sources of public equity through publicly traded vehicles such as Nippon Prologis REIT, Inc. (“NPR”). These private and public vehicles provide capital for distinct geographies across our global platform. We hold a significant ownership interest in these ventures ranging between 15-55%, which we believe provides a strong alignment of interests with our partners. We generate investment management revenues from our unconsolidated ventures by providing asset management and property management services. We may earn additional revenues from leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes during the life of a venture or upon liquidation. We believe our co-investment ventures will continue to serve as a source of capital for investments, provide incremental revenues and mitigate risk associated with our foreign currency exposure. We plan to grow this business through the formation of new ventures and growth in existing ventures.

Growth Strategies

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet provide us with unique competitive advantages. We have a plan to grow revenue, earnings, net operating income (“NOI”), Core FFO (see definition below) and dividends that is based on the following three key elements:

•	Rising Rents. Market rents are growing across the majority of our markets at a pace ahead of our prior forecast. We believe this trend will continue, as market rents are still below replacement-cost-justified rents. We believe demand for logistics facilities is strong across the globe and will support increases in net effective rents as many of our in-place leases were originated during low rent periods. As we are able to recover the majority of our operating expenses from customers, the increase in rent translates into increased net operating income, earnings and cash flow. During the first quarter of 2014, rental rates on roll over increased 7% and we had positive rent growth across all geographies. This represented the fifth-consecutive quarter of rent growth.

•	Value Creation from Development. We believe one of the keys to a successful development program is to control land in strategic locations. Based on our current estimates, our land bank has the potential to support the development of nearly 180 million additional square feet. We believe that our land bank is carried on the books below the current fair value and we expect to realize this value going forward through development or sales. During the first quarter of 2014, we stabilized development projects with a total expected investment of $264 million. We estimate that after stabilization these buildings have a value that is 22% more than their book value (using estimated yield and capitalization rates from our underwriting models).

•	Economies of Scale from Growth in Assets Under Management. We believe we have the infrastructure and an acquisition pipeline that will allow us to increase our investments in real estate, with minimal increases to general and administrative expenses. During the quarter, our owned and managed portfolio increased through the acquisition of $370.5 million of buildings, principally in our unconsolidated ventures in Europe, and development starts of $172.2 million.

Summary of 2014

During the three months ended March 31, 2014, we completed the following activities:

•	We leased 33.7 million square feet in our owned and managed portfolio with average turnover costs (tenant improvements and leasing costs) of $1.26 per square foot. At March 31, 2014, our owned and managed operating portfolio was 94.5% occupied and 94.8% leased. This compares to 95.1% occupied and 95.1% leased at December 31, 2013, and 93.7% occupied and 94.2% leased at March 31, 2013.

•	Effective rental rates for leases signed during the quarter in our owned and managed portfolio increased 7.0% over in-place rents. In addition, we retained 84.6% of customers whose leases were expiring.

•	We commenced construction of 13 development projects on an owned and managed basis, aggregating 2.4 million square feet with a total expected investment of $172.2 million (our share was $140.5 million), including three projects (39% of our share of the total expected investment) that were 100% leased prior to the start of development. These projects have an estimated weighted average yield at stabilization of 7.7% and an estimated development margin of 22.2%. We used $35.5 million of land we already owned for these projects. We expect these developments to be completed on or before February 2015.

•	We invested $281.5 million in one of our unconsolidated co-investment ventures for acquisition of properties and debt repayment.

•	In January 2014, we closed on a U.S. co-investment venture, Prologis U.S. Logistics Venture (“USLV”), in which we have a 55% equity ownership and consolidate. At closing, the venture acquired a portfolio of 66 operating properties from us aggregating 12.8 million square feet for a purchase price of $1.0 billion.

•	We generated net proceeds of $81.2 million from the disposition of land and five operating buildings to third parties and recognized a net gain of $16.1 million.

•	We issued €700 million of senior notes in February and used the net proceeds primarily to repay borrowings under our credit facilities.

•	We increased the portion of our equity denominated in U.S. dollars to 82% from 77% at December 31, 2013.

Operational Outlook

The global logistics real estate market improved in the first quarter of 2014. Operating fundamentals are strengthening and we believe this trend will continue as the leading indicators of industrial real estate are positive. Global trade is expected to grow 4.3% in 2014 and 5.3% in 2015 (a). Based on our internal analysis, activity levels and space utilization in our facilities continues to trend higher, which means our customers have limited capacity to handle their current needs and potential future growth.

Market conditions in the U.S. are favorable and an ongoing supply and demand imbalance exists. Net absorption continues to exceed new supply, albeit at a more modest pace than in 2013. During the quarter, net absorption totaled 43 million square feet and completions were 23 million square feet (b). These conditions have driven U.S. market vacancy to 7.0%, which is the lowest since 2000 (b). As customer demand remains active and supply pipelines are below historical norms, we expect vacancy to continue to decline and rental rates to increase further.

Operating conditions in our Latin American markets are positive. In Mexico, GDP growth is expected to be 3.0% in 2014, up from just 1.1% last year (a). Demand has continued to recover and the market occupancy rate across the six largest logistics markets (Mexico City, Monterrey, Guadalajara, Juarez, Reynosa and Tijuana) was 91.6% at March 31, 2014, an increase of 0.7% from the prior year, based on internally generated data. Brazil is an underserved logistics market. Consequently, while economic growth has been uneven, demand for modern logistics facilities remains strong as companies serve the growing consumer market.

In Europe, operating conditions are improving although at an uneven pace. Economic momentum turned positive in 2013 and, in our view, brighter macroeconomic prospects are generating demand for logistics facilities. Customer sentiment is also strengthening. The pan-European market occupancy was 91.3% (c) as of December 31, 2013, higher than the level achieved in 2007 as near-record low development activity has tightened the market. The occupancy rate rose 1.0% in 2013 and we expect further gains in 2014 due to prospects for stronger demand and still-low development levels. We expect net effective rents will increase and the recovery will broaden. We believe improving occupancy and rent growth, combined with a rapid decline in capitalization rates will lead to an increase in European logistics real estate values.

Market expansion is evident in our Asian markets and our business is a direct beneficiary. In Japan, vacancy rates remain below 5% (b).The availability of Class-A distribution space remains constrained and net effective rents are rising; in part due to upward pressure on construction costs, especially in Tokyo and Osaka. Increasing development costs, driven by higher land and construction pricing, are expected to keep new supply in balance. Demand in China is accelerating and we see new requirements from retailers and e-commerce customers. In our view, low vacancy rates will lead to significant rental rate growth. Barriers to supply continue to drive rents ahead of inflation, and we believe that we are well positioned with our development platform to meet this accelerating demand.

We believe elevated occupancy rates across our markets, coupled with the still-gradual pickup in new construction starts, are leading to notable increases in effective rents. We expect to use our land bank to support increased development activity in this environment. Our development business comprises speculative, build-to-suit, value-added conversions and redevelopment activities. We will develop directly and within our co-investment ventures, depending on location, market conditions, submarkets or building sites and availability of capital.

(a)	according to the International Monetary Fund
(b)	according to CB Richard Ellis - Econometric Advisors (“CBRE”)
(c)	based on calculations derived from data from CBRE, Jones Lang LaSalle, DTZ and Gerald Eve

Results of Operations

Three Months Ended March 31, 2014 and 2013

Real Estate Operations Segment

Included this segment is rental income and rental expense recognized from our consolidated operating properties. We had significant real estate activity during 2013 that impacted the size of our portfolio. In addition, the operating fundamentals in our markets have been improving, which has impacted both the occupancy and rental rates we have experienced, and has fueled development activity. Also included in this segment is revenue from land we own and lease to customers and development management and other income, offset by acquisition, disposition and land holding costs.

We adopted a new accounting standard as of January 1, 2014, which changed the criteria for classifying and reporting discontinued operations. As a result, none of our property dispositions in 2014 met the criteria to be classified as discontinued operations, while the results of properties sold to third parties during 2013 were reclassified to Discontinued Operations under the previous standard.

NOI from the Real Estate Operations segment for the three months ended March 31 was as follows (dollars in thousands):

	2014	2013
Rental and other income	$302,010	$349,448
Rental recoveries	87,362	96,888
Rental and other expenses	(115,570)	(134,707)

NOI - Real Estate Operations segment	$273,802	$311,629

Operating margin	70.3%	69.8%
Average occupancy	94.6%	93.1%

Detail of our consolidated operating properties was as follows (square feet in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013
Number of properties	1,614	1,610	1,647
Square Feet	270,527	267,097	259,840
Occupied %	94.6%	94.9%	93.1%

Below are the key drivers that have influenced the NOI of this segment:

•	We contributed a significant amount of properties into two new unconsolidated co-investment ventures in February and March 2013. As a result of the contributions of these properties, our NOI decreased $80.2 million in 2014 from 2013. Since we have an ongoing ownership interest in these ventures, our share of the results remained in Continuing Operations in the Consolidated Statements of Operations in Item 1 through the contribution date.

•	Average occupancy of our operating properties increased from 93.1% at March 31, 2013, to 94.6% as of March 31,2014. In our Real Estate Operations segment in 2014, we leased a total of 16.7 million square feet and incurred average turnover costs of $1.66 per square foot. This compares to the first quarter of 2013, during which we leased 21.9 million square feet with average turnover costs of $1.52 per square feet. The increase in turnover costs is due to higher leasing commissions as a result of the longer term and higher value on the leases signed.

•	We recognize changes in rental income from certain contractual rent increases from our existing leases and from rent change on new leases. If a lease has a contractual rent increase based on the consumer price index or similar metric, it is not included in rent leveling and therefore any increase will impact the rental income we recognize.

•	We increase the size of our portfolio through acquisition and development activity and expect to continue to do so in the future. During the first quarter of 2014, we completed or acquired 13 properties and in all of 2013, 42 properties.

•	Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 79.0% and 74.3% of total rental expenses for the three months ended March 31, 2014 and 2013, respectively.

Investment Management Segment

The NOI from the Investment Management segment represents fees and incentives earned for services performed reduced by investment management expenses (direct costs of managing these entities and the properties they own). The following table details this information by geographic location for the three months ended March 31 (dollars in thousands):

	2014	2013
NOI - Investment Management Segment:
Americas:
Asset management and other fees	$11,827	$13,297
Leasing commissions, acquisition and other transaction fees	2,748	2,890
Investment management expenses	(12,519)	(13,304)

Subtotal Americas	2,056	2,883
Europe:
Asset management and other fees	17,251	9,836
Leasing commissions, acquisition and other transaction fees	4,449	777
Investment management expenses	(8,016)	(3,742)

Subtotal Europe	13,684	6,871
Asia:
Asset management and other fees	7,819	5,585
Leasing commissions, acquisition and other transaction fees	1,216	1,250
Investment management expenses	(3,628)	(2,863)

Subtotal Asia	5,407	3,972

NOI - Investment Management segment	$21,147	$13,726

Operating Margin	46.7%	40.8%

We had the following assets under management held through our unconsolidated co-investment ventures (in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013
Americas:
Square feet	109,147	108,537	127,869
Gross book value	$8,319,944	$8,252,983	$9,203,940
Europe:
Square feet	136,647	132,876	119,736
Gross book value	$12,183,569	$11,880,603	$9,640,742
Asia:
Square feet	23,332	22,880	20,027
Gross book value	$3,770,146	$3,697,179	$3,399,615
Total:
Square feet	269,126	264,293	267,632
Gross book value	$24,273,659	$23,830,765	$22,244,297

Investment management income fluctuates due to the size of co-investment ventures that are under management. Investment management expenses, which include direct costs associated with asset and property management, totaled $24.2 million and $19.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in NOI in 2014 was due to the new ventures that were formed in Europe and Asia during first quarter 2013.

See Note 4 to the Consolidated Financial Statements in Item 1 for additional information on our unconsolidated entities.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended March 31 consisted of the following (in thousands):

	2014	2013
Gross overhead	$117,249	$106,745
Reclass to rental expenses	(8,123)	(9,466)
Reclass to investment management expenses	(24,163)	(19,909)
Capitalized amounts	(21,760)	(21,173)

G&A expenses	$63,203	$56,197

The increase in gross overhead was principally due to timing differences and we expect future quarters to be lower than the first three months of 2014. We allocate a portion of our G&A expenses that relate to property management functions to our Real Estate Operations and Investment Management segments.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as other general and administrative costs. The capitalized G&A for the three months ended March 31, were as follows (in thousands):

	2014	2013
Development activities	$16,861	$15,190
Leasing activities	4,718	5,485
Costs related to internally developed software	181	498

Total capitalized G&A expenses	$21,760	$21,173

For the three months ended March 31, 2014 and 2013, the capitalized salaries and related costs represented 23.0% and 24.8%, respectively, of our total salaries and related costs. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses.

Depreciation and Amortization

Depreciation and amortization expenses were $160.3 million and $172.1 million for the three months ended March 31, 2014 and 2013, respectively. The decrease was principally a result of disposition and contribution of properties, offset slightly by additional depreciation and amortization from completed development properties and increased leasing activity.

Earnings from Unconsolidated Entities, Net

We recognized earnings related to our investments in unconsolidated entities that are accounted for under the equity method of $29.7 million and $24.8 million for the three months ended March 31, 2014 and 2013, respectively. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our owned and managed portfolio. See the discussion of our co-investment ventures above in the Investment Management segment discussion and in Note 4 to the Consolidated Financial Statements in Item 1 for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense for the three months ended March 31 included the following components (in thousands):

	2014	2013
Gross interest expense	$102,464	$135,812
Amortization of discount (premium), net	(5,835)	(10,715)
Amortization of deferred loan costs	3,467	3,288

Interest expense before capitalization	100,096	128,385
Capitalized amounts	(14,573)	(13,744)

Net interest expense	$85,523	$114,641

Gross interest expense decreased in 2014 compared to 2013 due to lower debt levels, offset slightly by an increase in interest rates. As of March 31, 2014, we decreased our debt by $0.2 billion from March 31, 2013. Near the end of the first quarter of 2013, we decreased our debt by $2.7 billion, primarily from the proceeds received with the contributions made to our two new unconsolidated co-investment ventures. Our weighted average effective interest rate was 4.7% and 4.6% for the three month period ended March 31, 2014 and 2013, respectively.

See Note 6 to the Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

During the three months ended March 31, 2014, we recognized gains on acquisitions and dispositions of investments in real estate of $17.1 million, primarily related to the disposition of properties and land in the United States and Europe. During the three months ended March 31, 2013, we recognized net gains on dispositions of investments in real estate in continuing operations of $338.8 million, primarily related to the contribution of properties to NPR.

Foreign Currency and Derivative Gains (Losses), Net

We recognized unrealized losses of $27.0 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively, on the derivative instrument (exchange feature) related to our exchangeable senior notes. In 2014, this amount included $4.2 million related to the amortization of a discount associated with the derivative instrument.

Gains (Losses) on Early Extinguishment of Debt, Net

During the three months ended March 31, 2013, we extinguished certain secured mortgage debt and several series of senior notes prior to maturity, which resulted in the recognition of losses of $17.4 million.

Income Tax (Benefit) Expense

During the three months ended March 31, 2014 and 2013, our current income tax expense was $5.8 million and $55.5 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable real estate investment trust subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. The majority of the current income tax expense for both periods relates to asset sales and contributions of properties that were held in foreign subsidiaries or taxable real estate investment trust subsidiaries.

During the three months ended March 31, 2014 and 2013, we recognized a net deferred tax expense of $1.0 million and benefit of $3.6 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the United States or in foreign jurisdictions.

Discontinued Operations

As discussed above, we adopted a new accounting standard regarding discontinued operations effective January 1, 2014, and none of our property dispositions in 2014 met the criteria to be classified as discontinued operations. Earnings from discontinued operations were $7.6 million for the three months ended March 31, 2013. Discontinued operations represent the results of operations of properties that were sold to third parties along with the related gain or loss on sale. The result of operations that have been classified as discontinued operations are reported separately in the Consolidated Financial Statements in Item 1.

See Note 5 to the Consolidated Financial Statements in Item 1 for additional information on our discontinued operations.

Net Earnings Attributable to Noncontrolling Interests

During the three months ended March 31, 2014 and 2013, the net earnings attributable to noncontrolling interest for the REIT was $5.2 million and $12.1 million, respectively. The decrease from 2013 was due to the reduction of earnings in one of our consolidated co-investment ventures following the sale of a majority of its portfolio in the fourth quarter of 2013 and the gain on sale of properties recognized in the first quarter of 2013. This was offset slightly by the increase in earnings from the establishment of USLV in the first quarter of 2014.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gains (Losses), Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Foreign Currency Translation Gains (Losses), Net in the Consolidated Statements of Comprehensive Income (Loss) in Item 1.

During the three months ended March 31, 2014 and 2013, we recorded unrealized losses of $4.7 million and $286.3 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. In 2013, this included approximately $190 million of foreign currency translation losses on the properties contributed to Prologis European Logistics Partners Sàrl (“PELP”) and NPR due to the weakening of the euro and Japanese yen, respectively, to the U.S. dollar from December 31, 2012, through the date of the contributions.

Portfolio Information

Our total owned and managed portfolio of properties, which includes operating industrial properties and does not include properties under development, properties held for sale or non-industrial properties, was as follows (square feet in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,614	270,527	1,610	267,097	1,647	259,840
Unconsolidated	1,342	269,126	1,323	264,293	1,371	267,632

Totals	2,956	539,653	2,933	531,390	3,018	527,472

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio, and properties owned by the co-investment ventures (accounted for on the equity method) that are managed by us (referred to as “co-investment ventures”), in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2014, as those properties that were in operation at January 1, 2013, and have been in operation throughout the three-month periods in both 2014 and 2013. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended March 31, 2014, included 505.6 million of aggregated square feet.

	For the Three Months Ended March 31,
			Percentage
	2014	2013	Change
Rental Income (1) (2)
Rental income per the Consolidated Statements of Operations	$300,878	$347,256
Rental recoveries per the Consolidated Statements of Operations	87,362	96,888
Consolidated adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(31,950)	(6,083)
Effect of changes in foreign currency exchange rates and other	(864)	(945)
Unconsolidated co-investment ventures — rental income	449,816	355,878

Same store portfolio — rental income (2) (3)	805,242	792,994	1.5%

Rental Expenses (1) (4)
Rental expenses per the Consolidated Statements of Operations	$110,517	$130,354
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(8,047)	(7,758)
Effect of changes in foreign currency exchange rates and other	6,974	5,210
Unconsolidated co-investment ventures — rental expenses	109,219	95,592

Same store portfolio — rental expenses (3) (4)	218,663	223,398	(2.1)%

Net Operating Income (1)
Net operating income per the Consolidated Statements of Operations	$277,723	$313,790
Consolidated adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(23,903)	1,675
Effect of changes in foreign currency exchange rates and other	(7,838)	(6,155)
Unconsolidated co-investment ventures — Net operating income	340,597	260,286

Same store portfolio — net operating income (3)	586,579	569,596	3.0%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the co-investment ventures (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included in “effect of changes in foreign currency exchange rates and other” in the tables above.
(3)	These amounts include activity of both our consolidated industrial properties and those owned by our unconsolidated co-investment ventures and managed by us.
(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments for the remainder of 2014, of $295 million;

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities (such as the acquisition of 5.6% interest in our co-investment venture Prologis North American Industrial Fund from another investor for $83.5 million in April 2014);

•	depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this may include acquisitions from our co-investment ventures); and

•	depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise. In April 2014, we repurchased $185.0 million in senior notes that were scheduled to mature after 2014.

(a)	As of March 31, 2014, we had 57 properties in our development portfolio that were 45.6% leased with a current investment of $1.1 billion and a total expected investment of $1.8 billion when completed and leased, leaving $744.0 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($188.9 million at March 31, 2014);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($2.3 billion available as of March 31, 2014), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities, including through an at-the-market offering program (we have an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock generally through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis). We have not issued any shares of common stock under this program; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

As of March 31, 2014, we had $8.9 billion of debt with a weighted average interest rate of 4.4% and a weighted average maturity of 66 months. At December 31, 2013, we had $9.0 billion of debt with a weighted average interest rate of 4.2% and a weighted average maturity of 58 months. Our debt levels remained relatively consistent, but we lengthened the maturities by issuing longer-term debt (such as €700 million of 3.375% senior notes maturing 2024) and repaying borrowings under our credit facilities, which results in a higher average interest rate.

As of March 31, 2014, we had credit facilities with an aggregate borrowing capacity of $2.5 billion, of which $2.3 billion was available.

As of March 31, 2014, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements in Item 1 for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The venture may obtain financing for the properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period and we may make additional cash investments in these ventures.

The following table is a summary of remaining equity commitments as of March 31, 2014 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$—	$319.8	$319.8	2015-2017
Prologis Targeted Europe Logistics Fund	181.1	242.0	423.1	June 2015
Prologis European Properties Fund II	100.6	293.8	394.4	September 2015
Europe Logistics Venture 1	24.0	135.7	159.7	December 2014
Prologis European Logistics Partners	110.9	110.9	221.8	February 2016
Prologis China Logistics Venture 1 and 2	148.1	839.3	987.4	2015 and 2017

Total Unconsolidated	$564.7	$1,941.5	$2,506.2
Brazil Fund	$52.7	$52.7	$105.4	December 2017

Total Consolidated	$52.7	$52.7	$105.4

Grand Total	$617.4	$1,994.2	$2,611.6

For more information on our unconsolidated co-investment ventures, see Note 4 to the Consolidated Financial Statements in Item 1.

Cash Provided by Operating Activities

For the three months ended March 31, 2014 and 2013, operating activities provided net cash of $72.2 million and $129.1 million, respectively. In the first three months of 2014 and 2013, cash provided by operating activities was less than the cash dividends paid on common and preferred stock by $96.0 million and $11.4 million, respectively. We used proceeds from the dispositions and contribution of real estate properties to consolidated and unconsolidated entities ($0.5 billion in 2014 and $3.3 billion in 2013) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the three months ended March 31, 2014 and 2013, investing activities used net cash of $517.1 million and provided net cash of $2.8 billion, respectively. The following are the significant activities for both periods presented:

•	We generated cash from contributions and dispositions of properties and land parcels of $81.2 million and $3.3 billion during 2014 and 2013, respectively. The activity in 2013 includes the contribution of real estate properties to our co-investment ventures, PELP and NPR of $1.3 billion and $1.9 billion, respectively. In 2014, we disposed of land and five operating properties to third parties.

•	We invested $244.3 million and $161.7 million in 2014 and 2013, respectively, in real estate development and leasing costs for first generation leases. We have 43 properties under development and 14 properties that are completed but not stabilized as of March 31, 2014.

•	We invested $40.9 million and $43.0 million in our operating properties during 2014 and 2013, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•	In 2014, we acquired 50 acres of land for $77.3 million. In 2013, we acquired 59 acres of land and one operating property for a combined total of $55.9 million.

•	In 2014 and 2013, we invested cash of $328.3 million and $258.4 million, respectively, in our unconsolidated co-investment ventures, net of repayment of advances by the entities. Our investment in 2014 principally relates to an additional investment in PELP of $281.5 million for the acquisition of operating properties and the repayment of debt by the venture. See Note 4 to the Consolidated Financial Statements in Item 1 for more detail on our unconsolidated entities.

•	We received distributions from unconsolidated entities as a return of investment of $92.5 million and $82.8 million during 2014 and 2013, respectively.

For the three months ended March 31, 2014 and 2013, financing activities provided net cash of $132.2 million and used net cash of $2.3 billion, respectively. The following are the significant activities for both periods presented:

•	We paid dividends of $168.2 million and $140.5 million to our common and preferred stockholders during 2014 and 2013, respectively.

•	In 2014 and 2013, partners in consolidated co-investment ventures made contributions of $452.3 million and $8.4 million, respectively. In 2014, the contributions were primarily related to the newly formed co-investment venture USLV.

•	In 2014, we issued €700 million ($959.4 million) of senior notes as discussed above.

•	During 2014, we made net payments of $710.4 million on regularly scheduled debt principal payments and payments at maturity. During 2013, we repurchased and extinguished exchangeable senior notes, secured mortgage debt, senior term loans and other debt of consolidated entities and made regularly scheduled debt principal payments and payments at maturity for a combined total of $1.6 billion.

•	We made net payments of $607.5 million and $496.0 million on our credit facilities during 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures at March 31, 2014, of $4.5 billion. These unconsolidated ventures had total third party debt of $7.4 billion (in the aggregate, not our proportionate share) at March 31, 2014. This debt is primarily secured or collateralized by properties within the venture and is non-recourse to Prologis and the other investors in the co-investment ventures and matures as follows (dollars in millions):

						There-	Disc/		Prologis’ Share (1)
	2014	2015	2016	2017	2018	after	Prem	Total (1)	$	%
Prologis Targeted U.S. Logistics Fund	$15.8	$159.2	$166.5	$165.1	$298.9	$817.2	$12.1	$1,634.8	$421.8	25.8%
Prologis North American Industrial Fund	—	108.7	444.0	205.0	165.5	189.0	—	1,112.2	256.5	23.1%
Prologis Mexico Industrial Fund	—	—	—	214.1	—	—	—	214.1	42.8	20.0%
Prologis Targeted Europe Logistics Fund	4.6	242.1	4.6	4.8	97.4	115.0	2.4	470.9	204.9	43.5%
Prologis European Properties Fund II (2)	428.3	340.0	222.3	66.5	414.6	521.0	(3.3)	1,989.4	632.2	31.8%
Prologis European Logistics Partners	2.2	3.0	216.6	—	—	—	3.1	224.9	112.5	50.0%
Nippon Prologis REIT	14.0	—	225.6	22.4	290.6	974.1	4.1	1,530.8	231.3	15.1%
Prologis China Logistics Venture 1 & 2 (3)	205.0	—	—	—	—	1.7	—	206.7	31.0	15.0%

Total co-investment ventures	$669.9	$853.0	$1,279.6	$677.9	$1,267.0	$2,618.0	$18.4	$7,383.8	$1,933.0

(1)	As of March 31, 2014, we did not guarantee any third party debt of the co-investment ventures. In our role as manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. Prologis’ share is calculated based on our ownership interest.
(2)	Subsequent to quarter end, the co-investment venture issued €300 million ($413.9 million) in notes in the Eurobond market to repay existing debt scheduled to mature in 2014.
(3)	The co-investment venture has the option to extend the amounts maturing in 2014 until 2015, subject to satisfaction of certain conditions and payment of an extension fee.

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

We paid a cash dividend of $0.33 per common share for the first quarter on March 31, 2014. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and real estate investment trust distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

At March 31, 2014, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

We believe it is appropriate to further adjust our FFO, as defined by Prologis for certain recurring items as they were driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties or investments. The impairment charges we have recognized were primarily based on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long-term investment. Over the last few years, we made it a priority to strengthen our financial position by reducing our debt, our investment in certain low yielding assets and our exposure to foreign currency exchange fluctuations. As a result, we changed our intent to sell or contribute certain of our real estate properties and recorded impairment charges when we did not expect to recover the costs of our investment. Also, we have purchased portions of our debt securities when we believed it was advantageous to do so, which was based on market conditions, and in an effort to lower our borrowing costs and extend our debt maturities. As a result, we have recognized net gains or losses on the early extinguishment of certain debt due to the financial market conditions at that time. In addition, we and our co-investment ventures make acquisitions of real estate and we believe the costs associated with these transactions are transaction based and not part of our core operations.

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

	Three Months Ended
	March 31,
	2014	2013
FFO:
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$4,666	$265,416
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	154,495	165,870
Net gains on non-FFO dispositions and acquisitions	(9,545)	(97,310)
Reconciling items related to noncontrolling interests	(6,201)	(2,941)
Our share of reconciling items included in earnings from unconsolidated entities	43,066	25,483

Subtotal-NAREIT defined FFO	186,481	356,518
Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	28,110	(638)
Deferred income tax expense	1,031	2,134
Our share of reconciling items included in earnings from unconsolidated entities	229	(214)

FFO, as defined by Prologis	215,851	357,800
Adjustments to arrive at Core FFO, including our share of unconsolidated entities:
Net gains on acquisitions and dispositions of investments in real estate, net of expenses	(5,658)	(192,416)
Losses (gains) on early extinguishment of debt and redemption of preferred stock, net	(273)	26,459
Our share of reconciling items included in earnings from unconsolidated entities	7,635	(3,906)

Core FFO	$217,555	$187,937

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. In order to reduce our exposure to foreign currency risk, we borrow in the currencies in which we are invested, when we deem appropriate. We have also used certain derivative financial instruments, primarily foreign currency forward contracts, and non-derivative financial instruments to further reduce our foreign currency market risk, as we deem appropriate. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established policies and procedures.

As of March 31, 2014, we had derivative contracts with an aggregate notional amount of €1.0 billion ($1.4 billion using the weighted average forward rate of 1.35) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. We also had derivative contracts with an aggregate notional amount of ¥24.1billion ($250.0 million using the weighted average forward rate of 96.54) to hedge a portion of our investment in Japan at a fixed yen rate in U.S. dollars. Based on a sensitivity analysis, strengthening or weakening of the U.S. dollar against the euro and Japanese yen by 10% would result in a $162 million positive or negative change, respectively, in our cash flows upon settlement of the forward contracts. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives are recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets in Item 1.

At March 31, 2014, we had €1.4 billion ($1.9 billion) of debt denominated in euro, including €700 million ($959.4 million) of debt issued in February 2014, by the Operating Partnership, which is a U.S. dollar functional entity. To mitigate the risk of fluctuations in the exchange rate of the euro, we designated this debt as non-derivative financial instrument hedges, and as a result, the change in the value of this debt upon translation into dollars is recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets to offset the foreign currency fluctuations related to our investment in Europe.

As of March 31, 2014, taking into account the derivative and the non-derivative hedges of our net investment, approximately 82% of our net equity was denominated in U.S. dollars.

Interest Rate Risk

We are also exposed to the impact of interest rate changes. Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances, but we may use interest rate swap agreements to reduce our risk interest rate risk. As of March 31, 2014, we had a total of $298.4 million of variable rate debt outstanding, of which $71.0 million was fixed using an interest rate swap agreement. During the three months ended March 31, 2014, we had weighted average daily outstanding borrowings of $168.3 million on our variable rate debt not subject to interest rate swap agreements. An adverse change in interest rates is not expected to have a material impact on results of operations or cash flows.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first three months of 2014. Please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Controls and Procedures (The REIT)

The REIT carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of March 31, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

As of March 31, 2014, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

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

Date: May 6, 2014

Index to Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

3.1	First Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated February 27, 2014, (incorporated by reference to exhibit 3.1 to Prologis’ Current Report on Form 8-K filed February 27, 2014).

4.1	Form of Seventh Supplemental Indenture among Prologis, Inc., Prologis, L.P., Elavon Financial Services Limited, UK Branch, Elavon Financial Services Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed February 18, 2014).

4.2	Form of Officers’ Certificate related to the 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed February 18, 2014).

4.3	Form of 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed February 18, 2014).

10.1	Consulting Agreement, dated January 22, 2014, by and between Guy Jaquier and Prologis, L.P.

10.2	Form of Participation Points and LTIP Unit Award Agreement (incorporated by reference to exhibit 10.1 to Prologis’ Current Report on Form 8-K filed February 27, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase