Form 10-Q
period 2014-06-30
Prologis, Inc.; Prologis, L.P.
filed 2014-08-06
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Prologis, Inc.’s common stock outstanding as of August 1, 2014, was approximately 499,991,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of June 30, 2014, Prologis, Inc. owned an approximate 99.65% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.35% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT’s only significant asset is its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

PROLOGIS

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2014 (Unaudited)	December31, 2013
ASSETS
Investments in real estate properties	$19,781,923	$20,824,477
Less accumulated depreciation	2,648,866	2,568,998

Net investments in real estate properties	17,133,057	18,255,479
Investments in and advances to unconsolidated entities	5,575,423	4,430,239
Notes receivable backed by real estate and other	—	192,042

Net investments in real estate	22,708,480	22,877,760
Cash and cash equivalents	267,427	491,129
Accounts receivable	123,961	128,196
Other assets	1,031,694	1,075,222

Total assets	$24,131,562	$24,572,307

LIABILITIES AND EQUITY
Liabilities:
Debt	$8,529,453	$9,011,216
Accounts payable and accrued expenses	615,849	641,011
Other liabilities	709,410	743,627

Total liabilities	9,854,712	10,395,854

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,565 shares and 2,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	78,235	100,000
Common stock; $0.01 par value; 499,816 shares and 498,799 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4,998	4,988
Additional paid-in capital	18,062,370	17,974,509
Accumulated other comprehensive loss	(385,248)	(435,675)
Distributions in excess of net earnings	(4,188,611)	(3,932,664)

Total Prologis, Inc. stockholders’ equity	13,571,744	13,711,158
Noncontrolling interests	705,106	465,295

Total equity	14,276,850	14,176,453

Total liabilities and equity	$24,131,562	$24,572,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$294,461	$287,471	$595,339	$634,727
Rental recoveries	86,812	76,485	174,174	173,373
Strategic capital income	76,334	43,608	121,644	77,243
Development management and other income	2,482	3,129	3,614	5,321

Total revenues	460,089	410,693	894,771	890,664

Expenses:
Rental expenses	109,576	109,837	220,093	240,191
Strategic capital expenses	27,837	25,006	52,000	44,915
General and administrative expenses	60,375	54,909	123,578	111,106
Depreciation and amortization	161,577	155,656	321,857	327,776
Other expenses	5,450	6,771	10,503	11,124

Total expenses	364,815	352,179	728,031	735,112

Operating income	95,274	58,514	166,740	155,552
Other income (expense):
Earnings from unconsolidated entities, net	21,151	8,421	50,897	33,189
Interest expense	(80,184)	(92,214)	(165,707)	(206,854)
Interest and other income, net	5,116	4,492	19,166	16,119
Gains on acquisitions and dispositions of investments in real estate, net	169,583	61,035	186,638	399,880
Foreign currency and derivative gains (losses) and related amortization, net	10,130	(7,744)	(18,054)	(6,860)
Losses on early extinguishment of debt, net	(77,558)	(32,608)	(77,285)	(49,959)

Total other income (expense)	48,238	(58,618)	(4,345)	185,515

Earnings (loss) before income taxes	143,512	(104)	162,395	341,067
Current income tax expense	43,050	24,838	48,898	80,345
Deferred income tax benefit	(51,968)	(4,350)	(50,936)	(7,991)

Total income tax expense (benefit)	(8,918)	20,488	(2,038)	72,354

Earnings (loss) from continuing operations	152,430	(20,592)	164,433	268,713

Discontinued operations:
Income attributable to disposed properties and assets held for sale	—	2,140	—	3,933
Net gains on dispositions, including taxes	—	13,467	—	19,301

Total discontinued operations	—	15,607	—	23,234

Consolidated net earnings (loss)	152,430	(4,985)	164,433	291,947
Net loss (earnings) attributable to noncontrolling interests	(71,250)	7,284	(76,452)	(4,819)

Net earnings attributable to controlling interests	81,180	2,299	87,981	287,128
Less preferred stock dividends	1,948	3,816	4,083	14,121
Loss on preferred stock redemption	6,517	—	6,517	9,108

Net earnings (loss) attributable to common stockholders	$72,715	$(1,517)	$77,381	$263,899

Weighted average common shares outstanding - Basic	499,112	486,032	498,919	473,892

Weighted average common shares outstanding - Diluted	516,619	487,925	504,560	480,009

Net earnings (loss) per share attributable to common stockholders - Basic:
Continuing operations	$0.15	$(0.03)	$0.16	$0.51
Discontinued operations	0.00	0.03	0.00	0.05

Net earnings (loss) per share attributable to common stockholders - Basic	$0.15	$0.00	$0.16	$0.56

Net earnings (loss) per share attributable to common stockholders - Diluted:
Continuing operations	$0.13	$(0.03)	$0.15	$0.50
Discontinued operations	0.00	0.03	0.00	0.05

Net earnings (loss) per share attributable to common stockholders - Diluted	$0.13	$0.00	$0.15	$0.55

Dividends per common share	$0.33	$0.28	$0.66	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated net earnings (loss)	$152,430	$(4,985)	$164,433	$291,947
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	63,464	(51,998)	58,741	(338,252)
Unrealized gains (losses) and amortization on derivative contracts, net	(2,164)	6,565	(3,425)	19,201

Comprehensive income (loss)	213,730	(50,418)	219,749	(27,104)
Net loss (earnings) attributable to noncontrolling interests	(71,250)	7,284	(76,452)	(4,819)
Other comprehensive loss (income) attributable to noncontrolling interest	(1,954)	7,864	(4,889)	11,259

Comprehensive income (loss) attributable to common stockholders	$140,526	$(35,270)	$138,408	$(20,664)

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2014

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	interests	Equity
Balance as of January 1, 2014	$100,000	498,799	$4,988	$17,974,509	$(435,675)	$(3,932,664)	$465,295	$14,176,453
Consolidated net earnings	—	—	—	—	—	87,981	76,452	164,433
Effect of common stock plans	—	1,017	10	39,196	—	—	—	39,206
Redemption of preferred stock	(21,765)	—	—	639	—	(6,517)	—	(27,643)
Formation of Prologis U.S. Logistics Venture	—	—	—	12,915	—	—	442,251	455,166
Capital contributions	—	—	—	—	—	—	10,565	10,565
Settlement of noncontrolling interests	—	—	—	34,397	—	—	(34,397)	—
Foreign currency translation gains, net	—	—	—	—	53,840	—	4,901	58,741
Unrealized losses and amortization on derivative contracts, net	—	—	—	—	(3,413)	—	(12)	(3,425)
Distributions and allocations	—	—	—	714	—	(337,411)	(259,949)	(596,646)

Balance as of June 30, 2014	$78,235	499,816	$4,998	$18,062,370	$(385,248)	$(4,188,611)	$705,106	$14,276,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Consolidated net earnings	$164,433	$291,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(24,004)	(27,205)
Stock-based compensation awards, net	28,986	21,990
Depreciation and amortization	321,857	336,843
Earnings from unconsolidated entities, net	(50,897)	(33,189)
Distributions and changes in operating receivables from unconsolidated entities	10,392	51,312
Amortization of debt and lease intangibles	11,646	4,399
Gains on acquisitions and dispositions of investments in real estate, net	(186,638)	(419,181)
Losses on early extinguishment of debt, net	77,285	49,959
Unrealized foreign currency and derivative losses (gains) and related amortization, net	21,418	5,923
Deferred income tax benefit	(50,936)	(7,991)
Decrease (increase) in restricted cash, accounts receivable and other assets	(35,234)	54,979
Increase (decrease) in accounts payable and accrued expenses and other liabilities	17,558	(126,218)

Net cash provided by operating activities	305,866	203,568

Investing activities:
Real estate development activity	(452,956)	(313,769)
Real estate acquisitions	(182,252)	(336,956)
Tenant improvements on previously leased space and lease commissions	(63,140)	(70,678)
Non-development capital expenditures	(19,666)	(30,109)
Investments in and advances to unconsolidated entities, net	(656,352)	(598,371)
Return of investment from unconsolidated entities	127,379	147,661
Proceeds from repayment of notes receivable backed by real estate	188,000	—
Proceeds from dispositions and contributions of real estate properties	869,373	3,620,074

Net cash provided by (used in) investing activities	(189,614)	2,417,852

Financing activities:
Proceeds from issuance of common stock, net	11,501	1,502,342
Dividends paid on common and preferred stock	(336,245)	(288,190)
Redemption of preferred stock	(27,643)	(482,500)
Noncontrolling interest contributions	464,497	76,984
Noncontrolling interest distributions	(260,159)	(8,824)
Purchase of noncontrolling interest	—	(243,046)
Debt and equity issuance costs paid	(18,098)	(45,352)
Payments on credit facilities, net	(689,702)	(194,028)
Repurchase and payments of debt	(2,980,909)	(2,859,988)
Proceeds from issuance of debt	3,485,864	256,825

Net cash used in financing activities	(350,894)	(2,285,777)

Effect of foreign currency exchange rate changes on cash	10,940	(51,029)
Net increase (decrease) in cash and cash equivalents	(223,702)	284,614
Cash and cash equivalents, beginning of period	491,129	100,810

Cash and cash equivalents, end of period	$267,427	$385,424

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Investments in real estate properties	$19,781,923	$20,824,477
Less accumulated depreciation	2,648,866	2,568,998

Net investments in real estate properties	17,133,057	18,255,479
Investments in and advances to unconsolidated entities	5,575,423	4,430,239
Notes receivable backed by real estate and other	—	192,042

Net investments in real estate	22,708,480	22,877,760
Cash and cash equivalents	267,427	491,129
Accounts receivable	123,961	128,196
Other assets	1,031,694	1,075,222

Total assets	$24,131,562	$24,572,307

LIABILITIES AND CAPITAL
Liabilities:
Debt	$8,529,453	$9,011,216
Accounts payable and accrued expenses	615,849	641,011
Other liabilities	709,410	743,627

Total liabilities	9,854,712	10,395,854

Capital:
Partners’ capital:
General partner - preferred	78,235	100,000
General partner - common	13,493,509	13,611,158
Limited partners	47,695	48,209

Total partners’ capital	13,619,439	13,759,367
Noncontrolling interests	657,411	417,086

Total capital	14,276,850	14,176,453

Total liabilities and capital	$24,131,562	$24,572,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$294,461	$287,471	$595,339	$634,727
Rental recoveries	86,812	76,485	174,174	173,373
Strategic capital income	76,334	43,608	121,644	77,243
Development management and other income	2,482	3,129	3,614	5,321

Total revenues	460,089	410,693	894,771	890,664

Expenses:
Rental expenses	109,576	109,837	220,093	240,191
Strategic capital expenses	27,837	25,006	52,000	44,915
General and administrative expenses	60,375	54,909	123,578	111,106
Depreciation and amortization	161,577	155,656	321,857	327,776
Other expenses	5,450	6,771	10,503	11,124

Total expenses	364,815	352,179	728,031	735,112

Operating income	95,274	58,514	166,740	155,552
Other income (expense):
Earnings from unconsolidated entities, net	21,151	8,421	50,897	33,189
Interest expense	(80,184)	(92,214)	(165,707)	(206,854)
Interest and other income, net	5,116	4,492	19,166	16,119
Gains on acquisitions and dispositions of investments in real estate, net	169,583	61,035	186,638	399,880
Foreign currency and derivative gains (losses) and related amortization, net	10,130	(7,744)	(18,054)	(6,860)
Losses on early extinguishment of debt, net	(77,558)	(32,608)	(77,285)	(49,959)

Total other income (expense)	48,238	(58,618)	(4,345)	185,515

Earnings (loss) before income taxes	143,512	(104)	162,395	341,067
Current income tax expense	43,050	24,838	48,898	80,345
Deferred income tax benefit	(51,968)	(4,350)	(50,936)	(7,991)

Total income tax expense (benefit)	(8,918)	20,488	(2,038)	72,354

Earnings (loss) from continuing operations	152,430	(20,592)	164,433	268,713

Discontinued operations:
Income attributable to disposed properties and assets held for sale	—	2,140	—	3,933
Net gains on dispositions, including taxes	—	13,467	—	19,301

Total discontinued operations	—	15,607	—	23,234

Consolidated net earnings (loss)	152,430	(4,985)	164,433	291,947
Net loss (earnings) attributable to noncontrolling interests	(70,992)	7,209	(76,178)	(3,762)

Net earnings attributable to controlling interests	81,438	2,224	88,255	288,185
Less preferred unit distributions	1,948	3,816	4,083	14,121
Loss on preferred unit redemption	6,517	—	6,517	9,108

Net earnings (loss) attributable to common unitholders	$72,973	$(1,592)	$77,655	$264,956

Weighted average common units outstanding - Basic	500,879	487,925	500,686	475,785

Weighted average common units outstanding - Diluted	516,619	487,925	504,560	480,009

Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations	$0.15	$(0.03)	$0.16	$0.51
Discontinued operations	0.00	0.03	0.00	0.05

Net earnings (loss) per unit attributable to common unitholders - Basic	$0.15	0.00	$0.16	$0.56

Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations	$0.13	$(0.03)	$0.15	$0.50
Discontinued operations	0.00	0.03	0.00	0.05

Net earnings (loss) per unit attributable to common unitholders - Diluted	$0.13	$0.00	$0.15	$0.55

Distributions per common unit	$0.33	$0.28	$0.66	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated net earnings (loss)	$152,430	$(4,985)	$164,433	$291,947
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	63,464	(51,998)	58,741	(338,252)
Unrealized gains (losses) and amortization on derivative contracts, net	(2,164)	6,565	(3,425)	19,201

Comprehensive income (loss)	213,730	(50,418)	219,749	(27,104)
Net loss (earnings) attributable to noncontrolling interests	(70,992)	7,209	(76,178)	(3,762)
Other comprehensive loss (income) attributable to noncontrolling interests	(1,745)	7,801	(4,711)	10,089

Comprehensive income (loss) attributable to common unitholders	$140,993	$(35,408)	$138,860	$(20,777)

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Six Months Ended June 30, 2014

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance as of January 1, 2014	2,000	$100,000	498,799	$13,611,158	1,767	$48,209	$417,086	$14,176,453
Consolidated net earnings	—	—	—	87,981	—	274	76,178	164,433
Effect of REIT’s common stock plans	—		1,017	39,206	—	—	—	39,206
Redemption of preferred units	(435)	(21,765)	—	(5,878)	—	—	—	(27,643)
Formation of Prologis U.S. Logistics Venture	—	—	—	12,915	—	—	442,251	455,166
Capital contributions	—	—	—	—	—	—	10,565	10,565
Settlement of noncontrolling interests	—	—	—	34,397	—	—	(34,397)	—
Foreign currency translation gains, net	—	—	—	53,840	—	190	4,711	58,741
Unrealized losses and amortization on derivative contracts, net	—	—	—	(3,413)	—	(12)	—	(3,425)
Distributions and allocations	—	—	—	(336,697)	—	(966)	(258,983)	(596,646)

Balance as of June 30, 2014	1,565	$78,235	499,816	$13,493,509	1,767	$47,695	$657,411	$14,276,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Consolidated net earnings	$164,433	$291,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(24,004)	(27,205)
REIT stock-based compensation awards, net	28,986	21,990
Depreciation and amortization	321,857	336,843
Earnings from unconsolidated entities, net	(50,897)	(33,189)
Distributions and changes in operating receivables from unconsolidated entities	10,392	51,312
Amortization of debt and lease intangibles	11,646	4,399
Gains on acquisitions and dispositions of investments in real estate, net	(186,638)	(419,181)
Losses on early extinguishment of debt, net	77,285	49,959
Unrealized foreign currency and derivative losses (gains) and related amortization, net	21,418	5,923
Deferred income tax benefit	(50,936)	(7,991)
Decrease (increase) in restricted cash, accounts receivable and other assets	(35,234)	54,979
Increase (decrease) in accounts payable and accrued expenses and other liabilities	17,558	(126,218)

Net cash provided by operating activities	305,866	203,568

Investing activities:
Real estate development activity	(452,956)	(313,769)
Real estate acquisitions	(182,252)	(336,956)
Tenant improvements on previously leased space and lease commissions	(63,140)	(70,678)
Non-development capital expenditures	(19,666)	(30,109)
Investments in and advances to unconsolidated entities, net	(656,352)	(598,371)
Return of investment from unconsolidated entities	127,379	147,661
Proceeds from repayment of notes receivable backed by real estate	188,000	—
Proceeds from dispositions and contributions of real estate properties	869,373	3,620,074

Net cash provided by (used in) investing activities	(189,614)	2,417,852

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	11,501	1,502,342
Distributions paid on common and preferred units	(337,411)	(289,250)
Redemption of preferred units	(27,643)	(482,500)
Noncontrolling interest contributions	464,497	76,984
Noncontrolling interest distributions	(258,993)	(7,764)
Purchase of noncontrolling interest	—	(243,046)
Debt and equity issuance costs paid	(18,098)	(45,352)
Payments on credit facilities, net	(689,702)	(194,028)
Repurchase and payments of debt	(2,980,909)	(2,859,988)
Proceeds from issuance of debt	3,485,864	256,825

Net cash used in financing activities	(350,894)	(2,285,777)

Effect of foreign currency exchange rate changes on cash	10,940	(51,029)
Net increase (decrease) in cash and cash equivalents	(223,702)	284,614
Cash and cash equivalents, beginning of period	491,129	100,810

Cash and cash equivalents, end of period	$267,427	$385,424

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Business. Prologis, Inc. (the “REIT”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through the controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Strategic Capital (formerly Investment Management). Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Strategic Capital segment represents the long-term management of co-investment ventures, both private and public. See Note 13 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and Operating Partnership collectively.

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. As of June 30, 2014, the REIT owned an approximate 99.65% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.35% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes. The REIT’s only significant asset is its investment in the Operating Partnership and therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2017. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued an accounting standard update that changed the criteria for classifying and reporting discontinued operations while enhancing disclosures. Under the new guidance, only disposals of a component of an entity, or a group of components of an entity, representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have, or will have, a major effect on the organization’s operations and financial results. Examples of disposals that may meet the new criteria include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires additional disclosures about discontinued operations and the disposal of an individually significant component of an entity that does not meet the criteria for discontinued operations. We early adopted this standard prospectively for all disposals subsequent to January 1, 2014. Prior to adoption, the results of operations for real estate properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Operations (see Note 10). Going forward, we expect the majority of our property dispositions will not qualify as discontinued operations and the results will be presented in Income from Continuing Operations. See Notes 3 and 4 for additional discussion.

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

Acquisitions of Unconsolidated Co-Investment Ventures

On August 6, 2013, we concluded the unconsolidated co-investment venture Prologis North American Industrial Fund III. The venture sold 73 properties to a third party and we subsequently acquired our partner’s 80% ownership interest in the venture. The allocation of net assets acquired was $519.2 million in real estate assets and $22.0 million of net other assets. The purchase price allocation is complete and adjustments during the measurement period were not considered to be material to our financial position or results of operations. These properties were contributed in January 2014 to a consolidated venture in which we own 55% of the equity as discussed in Note 8.

On October 2, 2013, we acquired our partner’s 78.4% interest in the unconsolidated co-investment venture Prologis SGP Mexico and concluded the venture. The allocation of net assets acquired was $409.5 million in real estate assets and $4.0 million of net other assets and $158.4 million in debt. The purchase price allocation is complete and adjustments during the measurement period were not considered to be material to our financial position or results of operations. All properties acquired in this transaction were contributed in June 2014 to our new unconsolidated co-investment venture in Mexico, as discussed in Note 3.

When we acquire a controlling interest in an equity investment, we mark our equity investment to fair value and recognize a gain or loss. We recognized a net gain of $34.8 million for these transactions completed during the third and fourth quarter of 2013. The results of operations for these properties were not significant in 2013.

3.	Real Estate

Investments in real estate properties are presented at cost, and consisted of the following (square feet and dollars in thousands):

	Square Feet / Acres (1)		No. of Buildings (1)		Investment Balance
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Industrial operating properties:
Improved land	- -	- -	- -	- -	$3,825,519	$4,074,647
Buildings and improvements	246,431	267,097	1,457	1,610	12,803,481	13,726,417
Development portfolio, including land costs:
Pre-stabilized	5,104	4,491	12	11	383,072	204,022
Properties under development	16,450	18,587	47	46	736,003	816,995
Land	9,346	9,747	- -	- -	1,579,737	1,516,166
Other real estate investments (2)	- -	- -	- -	- -	454,111	486,230

Total investments in real estate properties					19,781,923	20,824,477
Less accumulated depreciation					2,648,866	2,568,998

Net investments in real estate properties					$17,133,057	$18,255,479

(1)	Items indicated by ‘- -‘ are not applicable.
(2)	Included in other real estate investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) certain infrastructure costs related to projects we are developing on behalf of others; (iv) land parcels that are ground leased to third parties; (v) costs related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

At June 30, 2014, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Dispositions

Real estate disposition activity for the six months ended June 30, was as follows (square feet and dollars in thousands):

	2014	2013
Continuing Operations
Contributions to co-investment ventures
Number of properties	110	210
Square feet	20,416	59,911
Net proceeds	$1,203,815	$5,047,745
Net gains on contributions	$59,160	$393,626
Dispositions to third parties
Number of properties	65	—
Square feet	8,808	—
Net proceeds (1)	$576,004	$60,915
Net gains on dispositions (1)	$127,478	$6,254
Discontinued Operations
Number of properties	—	20
Square feet	—	1,888
Net proceeds from dispositions	$—	$162,703
Net gains from dispositions, including taxes	$—	$19,301

(1)	Dispositions to third parties include land sales.

In June 2014, we launched the initial public offering for FIBRA Prologis (“FIBRA”), a Mexican real estate investment trust, on the Mexican Stock Exchange. In connection with the offering, FIBRA purchased 177 properties aggregating 29.7 million square feet (12.6 million square feet from our wholly-owned portfolio, 7.6 million square feet from our consolidated co-investment venture Mexico Fondo Logistico (“AFORES”) and 9.5 million square feet from our unconsolidated co-investment venture Prologis Mexico Industrial Fund). We received 287.3 million equity units of FIBRA (priced at Ps 27.00 ($2.09)) in exchange for our combined investments and have a 45% ownership interest that we account for under the equity method. The closing price of the equity units on the Mexican Stock Exchange was Ps 27.53 ($2.12) per unit on June 30, 2014. Based on this transaction, we recognized a gain on disposition of investments in real estate of $52.5 million; current tax expense of $32.4 million; deferred tax benefit of $55.5 million; and earnings attributable to noncontrolling interest of $61.0 million, which represented the third party investors’ portion of this transaction.

4.	Unconsolidated Entities

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with strategic capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s rights and participation and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are accounted for using the equity method of accounting. See Note 8 for more detail regarding our consolidated investments.

We also have other ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

Our investments in and advances to our unconsolidated entities are summarized below (in thousands):

	June 30,	December 31,
	2014	2013
Unconsolidated co-investment ventures	$5,400,293	$4,250,015
Other ventures	175,130	180,224

Totals	$5,575,423	$4,430,239

Unconsolidated Co-Investment Ventures

As of June 30, 2014, we had investments in and managed unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. We account for our investments in these ventures under the equity method of accounting and, therefore, we record our share of each venture’s net earnings or loss as Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations. We earn fees for the services we provide to these ventures. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn promote fees based on the venture’s cumulative returns to the investors over time. We report these fees in Strategic Capital Income in the Consolidated Statements of Operations. In addition, we may earn fees for services provided to develop a building within these ventures and those fees are reflected in Development Management and Other Income in the Consolidated Statements of Operations.

During the second quarter of 2014, we increased our ownership of Prologis North American Industrial Fund to 41.9% by acquiring the equity units from two partners for $274.7 million. Our investment is still accounted for under the equity method. In 2014, we also invested our proportionate ownership interest in certain other co-investment ventures for the acquisition of properties and repayment of debt, primarily in Europe.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

As discussed in Note 3, we started a co-investment venture in Mexico in June 2014. During the first quarter of 2013, we started two co-investment ventures, one in Europe and one in Japan. We account for these ventures under the equity method and recognize strategic capital income from these co-investment ventures.

Summarized information regarding the amounts we recognized in the Consolidated Statements of Operations from our investments in the unconsolidated co-investment ventures was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings (loss) from unconsolidated co-investment ventures:
Americas (1)	$(8,526)	$(874)	$(8,855)	$13,394
Europe	26,742	8,761	52,237	16,303
Asia	2,838	(16)	6,503	2,469

Total earnings from unconsolidated co-investment ventures, net	$21,054	$7,871	$49,885	$32,166

Strategic capital and other income:
Americas (2)	$47,230	$14,818	$61,555	$30,895
Europe	19,453	13,854	41,153	24,467
Asia (3)	9,410	14,239	18,207	20,981

Total strategic capital income	76,093	42,911	120,915	76,343
Development management and other income	874	333	1,581	1,380

Total strategic capital and other income	$76,967	$43,244	$122,496	$77,723

(1)	In June 2014, we recognized our share of acquisition costs that were expensed by FIBRA upon acquisition of its initial portfolio. During 2014 and 2013, we recognized earnings of $4.8 million and $8.7 million, respectively, representing our share of the gains from the disposition of properties.
(2)	In June 2014, we earned a promote fee from the Prologis Targeted U.S. Logistics Fund of $42.1 million, which was based on the venture’s cumulative returns to the investors over the last three years. Of that amount, $31.3 million represented the third party investors’ portion and is reflected in Strategic Capital Income in the Consolidated Statement of Operations. We also recognized $6.2 million of expense, during the three months ended June 30, 2014, and is reflected in Strategic Capital Expenses in the Consolidated Statements of Operations, representing an estimate of the associated cash bonus earned pursuant to the terms of the Prologis Promote Plan.
(3)	In June 2013, we earned acquisition fees of $5.8 million from Nippon Prologis REIT (“NPR”) in connection with the acquisition of eight properties from another co-investment venture.

The amounts of strategic capital income and proportionate earnings we recognize depend on the size of co-investment ventures that we manage and in which we have an equity interest. A summary of our outstanding unconsolidated co-investment ventures was as follows (square feet and total assets in thousands and represents 100% of the venture):

	June 30, 2014	December 31, 2013	June 30, 2013
Americas:
Number of properties owned	808	709	805
Square feet	128,962	108,537	128,422
Total assets	$9,450,029	$8,014,339	$9,074,309
Europe:
Number of properties owned	589	571	510
Square feet	137,802	132,876	119,829
Total assets	$12,235,906	$11,818,786	$9,937,366
Asia:
Number of properties owned	46	43	38
Square feet	23,553	22,880	17,710
Total assets	$4,269,690	$4,032,125	$3,440,894
Total:
Number of properties owned	1,443	1,323	1,353
Square feet	290,317	264,293	265,961
Total assets	$25,955,625	$23,865,250	$22,452,569

The following is summarized financial information of the unconsolidated co-investment ventures and our investment (dollars in millions). The co-investment venture information represents the venture’s information (not our proportionate share) based on our U.S. GAAP basis in the entity.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2014 (1)	Americas	Europe	Asia	Total
For the three months ended June 30, 2014:
Revenues	$178.7	$252.3	$69.7	$500.7
Net operating income	132.2	196.8	53.7	382.7
Net earnings (loss) (2)	$(9.7)	$65.6	$16.5	$72.4
For the six months ended June 30, 2014:
Revenues	$346.9	$499.0	$138.2	$984.1
Net operating income	$251.4	$392.9	$107.3	$751.6
Net earnings (loss)	$(7.5)	$128.2	$38.5	$159.2
As of June 30, 2014:
Amounts due to us (3)	$47.1	$28.8	$105.5	$181.4
Third party debt (4)	$3,334.4	$2,703.8	$1,807.0	$7,845.2
Total liabilities	$3,584.1	$3,895.7	$2,048.9	$9,528.7
Our weighted average ownership	27.7%	38.7%	15.0%	30.7%
Our investment balance	$2,067.4	$2,969.4	$363.5	$5,400.3
Deferred gains, net of amortization (5)	$121.4	$198.0	$93.3	$412.7

2013 (1)	Americas	Europe	Asia	Total
For the three months ended June 30, 2013:
Revenues	$183.1	$206.9	$53.8	$443.8
Net operating income	$134.2	$159.4	$40.5	$334.1
Net earnings	$3.5	$14.2	$8.2	$25.9
For the six months ended June 30, 2013:
Revenues	$365.2	$355.3	$99.1	$819.6
Net operating income	$267.3	$264.7	$76.7	$608.7
Net earnings (2)	$33.8	$44.8	$12.4	$91.0
As of December 31, 2013:
Amounts due to us (3)	$10.3	$43.7	$110.0	$164.0
Third party debt (4)	$2,999.1	$2,998.2	$1,715.2	$7,712.5
Total liabilities	$3,177.1	$4,113.6	$1,899.2	$9,189.9
Our weighted average ownership	22.7%	39.0%	15.0%	29.2%
Our investment balance	$1,194.0	$2,703.3	$352.7	$4,250.0
Deferred gains, net of amortization (5)	$139.6	$196.7	$94.8	$431.1

(1)	We had significant activity with our unconsolidated co-investment ventures in 2014 and 2013. As described above, we started FIBRA in June 2014. In connection with this transaction, we concluded our unconsolidated co-investment venture in Mexico. During 2013, we concluded three co-investment ventures and we started two new co-investment ventures.
(2)	During the second quarter of 2014, two ventures in the Americas recorded net gains of $14.2 million from the disposition of 12 properties and FIBRA recorded acquisition costs of $36.8 million ($16.5 million was our share). During the first quarter of 2013, one venture in the Americas recorded net gains of $21.1 million from the disposition of two properties.
(3)	At June 30, 2014, we had a receivable of $42.1 million from one of our ventures in the Americas for a promote fee earned, as discussed above. As of June 30, 2014 and December 31, 2013, we had receivables from NPR of $88.5 million related to customer security deposits that are made through a leasing company owned by Prologis that pertain to properties owned by NPR. There is a corresponding payable to NPR’s customers in Other Liabilities in the Consolidated Balance Sheets. As of December 31, 2013, we had receivables from Prologis European Logistics Partners Sàrl (“PELP”) for remaining sale proceeds of $35.5 million that were received in the first quarter of 2014. The remaining amounts generally represent current balances for services provided by us to the co-investment ventures.
(4)	As of June 30, 2014 and December 31, 2013, we did not guarantee any third party debt of our co-investment ventures.
(5)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table is a summary of remaining equity commitments as of June 30, 2014 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$—	$453.3	$453.3	2014-2015
Prologis Targeted Europe Logistics Fund (1)	165.1	219.1	384.2	June 2015
Prologis European Properties Fund II (1)	96.7	253.0	349.7	September 2015
Europe Logistics Venture 1 (1)	23.7	134.5	158.2	December 2014
Prologis European Logistics Partners (2)	113.5	113.5	227.0	February 2016
Prologis China Logistics Venture (3)	142.1	805.3	947.4	2015 and 2017

Total	$541.1	$1,978.7	$2,519.8

(1)	Equity commitments are denominated in euro and reported above in U.S. dollars based on an exchange rate of 1.37 U.S. dollars to the euro.
(2)	The equity commitments for this venture are expected to fund the future repayment of debt and are denominated in British pounds sterling, will be called in euros and are reported above in U.S. dollars using an exchange rate of 1.70 U.S. dollars to the British pounds sterling.
(3)	In July 2014, we secured a $500 million increase in committed third-party equity for this venture.

5.	Notes Receivable Backed by Real Estate

At December 31, 2013, we had $188.0 million of notes backed by real estate that represented an investment in a preferred equity interest made in 2010 through the sale of a portfolio of industrial properties. We earned a preferred return at an annual rate of 7% for the first three years and 8% for the fourth year. In May 2014, the notes and all accrued interest were paid in full.

6.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

Our debt consisted of the following (dollars in thousands):

	June 30, 2014		December 31, 2013
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.1%	$38,673	1.2%	$725,483
Senior notes	4.0%	6,119,885	4.5%	5,357,933
Exchangeable senior notes	3.3%	447,321	3.3%	438,481
Secured mortgage debt	5.8%	1,271,546	5.6%	1,696,597
Secured mortgage debt of consolidated entities	3.9%	26,804	4.7%	239,992
Term loans	1.2%	608,533	1.7%	535,908
Other debt	6.2%	16,691	6.2%	16,822

Totals	4.0%	$8,529,453	4.2%	$9,011,216

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).
(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($2.8 billion) and Japanese yen ($0.6 billion).

Credit Facilities

We have a global senior credit facility (the “Global Facility”), in which funds may be drawn in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis. In June 2014, the Global Facility was amended to increase the availability from $2.0 billion to $2.5 billion (subject to currency fluctuations). We also have a ¥45.0 billion ($444.0 million at June 30, 2014) Japanese yen revolver (the “Revolver”) with availability to increase to ¥56.5 billion ($557.4 million at June 30, 2014). We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Commitments and availability under our Credit Facilities as of June 30, 2014, were as follows (in millions):

Aggregate lender - commitments	$2,976.3
Less:
Borrowings outstanding	38.7
Outstanding letters of credit	49.3

Current availability	$2,888.3

Senior Notes

In February 2014, we issued €700 million ($959.4 million) of senior notes with an interest rate of 3.375%, maturing in 2024, at 98.9% of par value for an all-in rate of 3.52%. We used the net proceeds for general corporate purposes, including to repurchase senior debt and to repay borrowings under our multi-currency senior term loan and our Global Facility.

In June 2014, we issued €500 million ($680.6 million) of senior notes with an interest rate of 3.000%, maturing in 2026, at 99.1% of par value for an all-in rate of 3.1%. We used the net proceeds for general corporate purposes, including to repay borrowings under our multi-currency senior term loan.

During the second quarter 2014, we purchased $823.9 million in principal amount of our senior notes scheduled to mature in 2015 and 2016 and recognized a $78.0 million loss from the early extinguishment. In July 2014, we purchased an additional $466.6 million in principal amount of our senior notes scheduled to mature in 2017 and 2018 for a premium of approximately $85 million, which will be recognized as a loss on early extinguishment of debt.

Exchangeable Senior Notes

The fair value of the embedded derivative associated with our exchangeable notes was a liability of $47.5 million and $41.0 million at June 30, 2014 and December 31, 2013, respectively. In adjusting to fair value, we recognized an unrealized gain of $16.3 million and an unrealized loss of $6.5 million for the three and six months ended June 30, 2014, respectively, and we recognized unrealized losses of $12.1 million and $13.1 million for the three and six months ended June 30, 2013, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

Term Loans

On June 19, 2014, we terminated our existing senior term loan agreement and entered into a new agreement (the “Euro Term Loan”) under which loans can be obtained in U.S. dollars, euro, Japanese yen, and British pounds sterling in an aggregate amount not to exceed €500 million ($682.9 million at June 30, 2014). We may paydown and re-borrow under the Euro Term Loan and increase the borrowings up to €1.0 billion ($1.4 billion at June 30, 2014), subject to obtaining additional lender commitments. We had an outstanding balance of €150.0 million ($204.9 million) on the Euro Term Loan at June 30, 2014. The loan is scheduled to mature in June 2017; however, we may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and payment of an extension fee.

In May 2014, we entered into a Japanese yen term loan (“Yen Term Loan”), under which we may obtain loans in an aggregate amount not to exceed ¥40.9 billion ($403.7 million at June 30, 2014). We may increase the borrowings to ¥51.1 billion ($504.6 million at June 30, 2014), subject to obtaining additional lender commitments. The Yen Term Loan is scheduled to mature in 2021, and the interest rate is yen LIBOR plus 120 basis points. The Yen Term Loan was fully drawn at June 30, 2014.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2014 and for each of the years in the ten-year period ending December 31, 2023, and thereafter were as follows at June 30, 2014 (in millions):

	Prologis
	Unsecured				Secured		Consolidated	Total
	Senior	Exchangeable	Credit	Other	Mortgage		Entities’	Consolidated
Maturity	Debt	Notes	Facilities	Debt	Debt	Total	Debt	Debt
2014(1)	$—	$—	$—	$1	$22	$23	$2	$25
2015(2)	—	460	—	1	123	584	4	588
2016	—	—	—	1	325	326	4	330
2017(3)	438	—	39	206	226	909	1	910
2018	667	—	—	1	110	778	2	780
2019	694	—	—	—	285	979	2	981
2020	382	—	—	1	6	389	2	391
2021	500	—	—	404	6	910	2	912
2022	956	—	—	—	7	963	3	966
2023	850	—	—	—	7	857	1	858
Thereafter	1,639	—	—	10	130	1,779	4	1,783

Subtotal	6,126	460	39	625	1,247	8,497	27	8,524
Unamortized premiums (discounts), net	(7)	(13)	—	—	25	5	—	5

Total	$6,119	$447	$39	$625	$1,272	$8,502	$27	$8,529

(1)	We expect to repay the amounts maturing in 2014 with cash generated from operations, proceeds from the disposition of real estate properties and with borrowings on our Credit Facilities.
(2)	The exchangeable notes mature in March 2015 and may be exchanged at an initial conversion rate of 25.8244 per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $38.72 per share.
(3)	Included in the 2017 maturities in Credit Facilities is our Global Facility and in other debt is the Euro Term Loan that can be extended until 2018 and 2019, respectively.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of June 30, 2014, we were in compliance with all covenants.

7.	Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership

Preferred Stock of the REIT

We have one series of preferred stock outstanding, the series Q preferred stock, with a liquidation preference of $50 per share, a par value of $0.01 and a dividend rate of 8.54%, which will be redeemable at our option on and after November 13, 2026. During the second quarter 2014, we repurchased approximately 435,300 shares and recognized a loss on preferred stock redemption of $6.5 million, which primarily represented the difference between redemption value and carrying value net of original issuance costs.

8.	Noncontrolling Interests

We consolidate several entities in which we do not own 100% of the common equity. In certain partnerships, the units of the entity are exchangeable into our common stock.

If we contribute a property to a consolidated co-investment venture, the property is still reflected in the Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties that represents the portion of the ownership attributable to our partners and the difference between cash received and historical cost is reflected as an adjustment to Additional Paid-in Capital with no gain or loss recognized.

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

The noncontrolling interests of the REIT include the noncontrolling interests presented for the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of June 30, 2014, the REIT owned 99.65% common general partnership units in the Operating Partnership.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following is a summary of the noncontrolling interests and the consolidated entity’s total investment in real estate and debt at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2014	2013	2014	2013	2014	2013	2014	2013
Partnerships with exchangeable units (1)	various	various	$75,979	$75,532	$708,375	$783,052	$—	$—
Mexico Fondo Logistico (AFORES) (2)	20.0%	20.0%	34,333	220,292	27,162	457,006	—	191,866
Brazil Fund (3)	50.0%	50.0%	77,838	65,006	—	—	—	—
Prologis AMS (4)	N/A	38.5%	—	24,791	—	58,575	—	17,063
Prologis U.S. Logistics Venture (5)	55.0%	N/A	435,875	—	1,001,754	—	—	—
Other consolidated entities	various	various	33,386	31,465	312,195	312,358	26,804	31,063

Operating Partnership noncontrolling interests			657,411	417,086	2,049,486	1,610,991	26,804	239,992
Limited partners in the Operating Partnership (6)			47,695	48,209	—	—	—	—

REIT noncontrolling interests			$705,106	$465,295	$2,049,486	$1,610,991	$26,804	$239,992

(1)	At June 30, 2014 and December 31, 2013, there were 1,948 and 1,949 (in thousands) limited partnership units, respectively, that were exchangeable for cash or into an equal number of shares of the REIT’s common stock at the option of the issuer. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.
(2)	In June 2014, AFORES contributed the majority of its operating properties and the balance of its secured debt to FIBRA. The difference between the amount received and the noncontrolling interest balance related to the properties contributed was $34.6 million, and was adjusted through equity with no gain or loss recognized. See Note 3 for more information on this transaction.
(3)	We have a 50% ownership interest in and consolidate the Prologis Brazil Logistics Partners Fund (“Brazil Fund”). The Brazil Fund’s assets are primarily investments in unconsolidated entities of $175.5 million at June 30, 2014. For additional information on our unconsolidated investments, see Note 4.
(4)	During the second quarter 2014, Prologis AMS sold its remaining two operating properties to a third party for net proceeds of $63.9 million.
(5)	As discussed above, this was a newly formed co-investment venture in the first quarter of 2014.
(6)	At June 30, 2014 and December 31, 2013, there were 1,767 (in thousands) units that were associated with the limited partners in the Operating Partnership and were exchangeable for cash or into an equal number of shares of the REIT’s common stock at the option of the issuer. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

9.	Long-Term Compensation

At June 30, 2014, Prologis had stock options and full value awards (restricted stock, performance share awards and restricted stock units (“RSUs”)) under its incentive plans.

Summary of Activity

The activity for the six months ended June 30, 2014, with respect to our RSU and performance share awards, was as follows (number of shares in thousands):

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at December 31, 2013	2,266
Granted	1,273
Vested and distributed	(971)
Forfeited	(29)

Balance at June 30, 2014	2,539	$39.19	106

All awards granted in the period were in the form of RSUs which generally vest over three years.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The activity for the six months ended June 30, 2014, with respect to our stock options, was as follows (number of options in thousands):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2013	6,253
Exercised	(357)
Forfeited / Expired	(8)

Balance at June 30, 2014	5,888	$36.15	5,885

Outperformance Plan

We grant awards in the form of points under our Outperformance Plan (“OPP”) corresponding to three-year performance periods. As of June 30, 2014, all awards were equity classified. At the end of the applicable performance period, if the performance criteria are met, the participants’ points will be paid in the form of common stock of the REIT or units of the Operating Partnership. The fair value of the awards are measured as of the grant date and amortized over the performance period.

We granted points on February 13, 2014, with a fair value of $23.1 million as of the date of the grant using a Monte Carlo valuation model that assumed a risk free interest rate of 0.67% and an expected volatility of 46% for Prologis and 30% for the index of selected peer companies. Such points related to a three-year performance period that began on January 1, 2014, and will end on December 31, 2016. We also granted points in 2013 (three-year performance period will end on December 31, 2015) and 2012 (three-year performance period will end on December 31, 2014).

We recognized $6.9 million and $13.9 million of compensation expense related to our outstanding OPP awards during the three and six months ended June 30, 2014, respectively, and $5.2 million and $13.0 million during the three and six months ended June 30, 2013, respectively.

10.	Discontinued Operations

In April 2014, the FASB issued a standard updating the accounting and disclosure regarding discontinued operations. As discussed in Note 1, we adopted this standard as of January 1, 2014. None of our property dispositions in 2014 met the new criteria to be classified as discontinued operations. The operations of the properties that were disposed of to third parties during 2013 that met the criteria for discontinued operations, including the aggregate net gains or losses recognized upon their disposition (See Note 3 for more detail on dispositions), are presented as discontinued operations in the Consolidated Statements of Operations. Income attributable to disposed properties and assets held for sale was as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Rental income and recoveries	$9,424	$20,692
Rental expenses	(3,222)	(6,961)
Depreciation and amortization	(3,755)	(9,066)
Interest expense	(307)	(732)

Income attributable to disposed properties and assets held for sale	$2,140	$3,933

11.	Earnings Per Common Share / Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
REIT	2014	2013	2014	2013
Net earnings (loss) attributable to common stockholders	$72,715	$(1,517)	$77,381	$263,899
Noncontrolling interest attributable to exchangeable limited partnership units	264	(75)	302	1,599
Gains, net of expenses, associated with exchangeable debt assumed exchanged	(7,498)	—	—	—

Adjusted net earnings (loss) attributable to common stockholders	$65,481	$(1,592)	$77,683	$265,498

Weighted average common shares outstanding - Basic (1)	499,112	486,032	498,919	473,892
Incremental weighted average effect on exchange of limited partnership units (2)	1,964	1,893	1,964	3,039
Incremental weighted average effect of stock awards and warrants	3,664	—	3,677	3,078
Incremental weighted average effect on exchange of exchangeable debt	11,879	—	—	—

Weighted average common shares outstanding - Diluted (3)	516,619	487,925	504,560	480,009

Net earnings (loss) per share attributable to common stockholders -
Basic	$0.15	$0.00	$0.16	$0.56
Diluted	$0.13	$0.00	$0.15	$0.55

Operating Partnership
Net earnings (loss) attributable to common unitholders	$72,973	$(1,592)	$77,655	$264,956
Noncontrolling interest attributable to exchangeable limited partnership units	6	—	28	542
Gains, net of expenses, associated with exchangeable debt assumed exchanged	(7,498)	—	—	—

Adjusted net earnings (loss) attributable to common unitholders	$65,481	$(1,592)	$77,683	$265,498

Weighted average common partnership units outstanding - Basic (1)	500,879	487,925	500,686	475,785
Incremental weighted average effect on exchange of limited partnership units	197	—	197	1,146
Incremental weighted average effect of stock awards and warrants of the REIT	3,664	—	3,677	3,078
Incremental weighted average effect on exchange of exchangeable debt	11,879	—	—	—

Weighted average common partnership units outstanding - Diluted (3)	516,619	487,925	504,560	480,009

Net earnings (loss) per unit attributable to common unitholders -
Basic	$0.15	$0.00	$0.16	$0.56
Diluted	$0.13	$0.00	$0.15	$0.55

(1)	The increase in shares/units between the six months ended June 30, 2014 and 2013 is due primarily to an equity offering in April 2013.
(2)	Income allocated to the exchangeable Operating Partnership units not held by the REIT has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit amount is the same. The incremental weighted average exchangeable Operating Partnership units (in thousands) were 1,767 and 1,893 for the three months ended June 30, 2014 and 2013, respectively, and were 1,767 and 1,893 for the six months ended June 30, 2014 and 2013, respectively.
(3)	Total weighted average potentially dilutive stock awards and warrants outstanding (in thousands) were 15,042 and 14,047 for the three months ended June 30, 2014 and 2013, respectively, and were 15,276 and 14,032 for the six months ended June 30, 2014 and 2013, respectively. Total weighted average potentially dilutive shares/units from exchangeable debt outstanding (in thousands) were 11,879 for all periods presented. Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 1,948 and 1,146 for the three months ended June 30, 2014 and 2013, respectively, and were 1,949 and 1,160 for the six months ended June 30, 2014 and 2013, respectively.

12.	Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts, such as foreign currency contracts to manage foreign currency exposure, and interest rate swaps to manage the effect of interest rate fluctuations. The majority of our derivative financial instruments are customized derivative transactions and are not exchange-traded. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk. There have been no significant changes in our policy or strategy from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

We may also use foreign currency put option contracts to mitigate foreign currency exchange rate risk associated with the projected net operating income of our international subsidiaries. The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe. The put option contracts provide us with the option to exchange euros for U.S. dollars at a fixed exchange rate such that, if the euro were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. We had no outstanding foreign currency put options at June 30, 2014.

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

Summary of Activity

The following table summarizes the activity in our derivative instruments (in millions):

2014
	Foreign Currency Contracts						Interest Rate Swaps
	Euro Forward Contracts		Yen Forward Contracts		Euro Put Options (1)
Notional amounts at January 1,	€600	$800	¥24,136	$250	€—	$—	$71
New contracts	1,446	1,979	59,083	578	33	46	—
Matured or expired contracts	(1,199)	(1,642)	(59,083)	(578)	(33)	(46)	—

Notional amounts at June 30,	€847	$1,137	¥24,136	$250	€—	$—	$71

Weighted Average Forward Rate at June 30,	1.34		96.54
Active contracts at June 30,	10		3		0		1

2013
	Foreign Currency Contracts						Interest Rate Swaps (2)
	Euro Forward Contracts		Yen Forward Contracts		Euro Put Options
Notional amounts at January 1,	€1,000	$1,304	¥—	$—	€—	$—	$1,315
New contracts	600	800	24,136	250	—	—	—
Matured or expired contracts	(1,000)	(1,304)	—	—	—	—	(1,230)

Notional amounts at June 30,	€600	$800	¥24,136	$250	€—	$—	$85

(1)	During the second quarter 2014, we exercised one euro put option and recognized a net gain of approximately $0.1 million, net of expenses.
(2)	During the six months ended June 30, 2013, we settled or contributed contracts in connection with the formation of our new co-investment ventures in Europe and Japan.

As discussed in Note 6, we issued €700 million ($959.4 million) of debt in February 2014 and €500 million ($680.6 million) of debt in June 2014. This debt was issued by the Operating Partnership, which is a U.S. dollar functional entity, and designated as a non-derivative financial instrument hedge. As of June 30, 2014 and December 31, 2013, we had €1.9 billion ($2.6 billion) and €700 million ($1.0 billion) of debt designated as non-derivative financial instrument hedges on our net investment in international subsidiaries, respectively. Amounts included in AOCI in the Consolidated Balance Sheets for our non-derivative financial instrument hedges at June 30, 2014 and December 31, 2013, were losses of $4.6 million and $14.9 million, respectively.

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

	June 30, 2014			December 31, 2013
	Asset	Liability	AOCI	Asset	Liability	AOCI
Net investment hedges - euro denominated	$—	$37,842	$(35,334)	$137	$30,302	$(21,705)
Net investment hedges - yen denominated	12,527	—	12,623	20,104	—	22,102
Interest rate swap hedges	—	5,068	(781)	—	5,638	(591)
Our share of derivatives from unconsolidated co-investment ventures (1)	- -	- -	(16,933)	- -	- -	(13,851)

Total fair value of derivatives	$12,527	$42,910	$(40,425)	$20,241	$35,940	$(14,045)

(1)	Items indicated by ‘- -‘ are not applicable.

During the three and six months ended June 30, 2014, we did not record any ineffectiveness on our derivative contracts. During the three and six months ended June 30, 2013, we had no significant hedge ineffectiveness. In addition, the effective portion of the gain or loss on the interest rate swaps reclassified to interest expense was not considered significant for all periods presented, and is not expected to be significant for the next 12 months.

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income (Loss) during the periods presented is due to the translation upon consolidation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar and the change in fair value for the effective portion of our derivative and non-derivative instruments. The following table presents the gains and losses associated with the change in fair value for the effective portion of our derivative and non-derivative instruments included in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivative net investment hedges (1)	$(6,195)	$(528)	$(23,109)	$34,196
Interest rate swap hedges	(187)	955	(190)	892
Our share of derivatives from unconsolidated co-investment ventures	(1,977)	5,610	(3,081)	18,184

Total gain (loss) on derivative instruments	(8,359)	6,037	(26,380)	53,272
Non-derivative net investment hedges	15,850	—	10,320	—

Total gain (loss) on derivative and non-derivative instruments	$7,491	$6,037	$(16,060)	$53,272

(1)	This includes losses of $4.5 million and $11.4 million for the three and six months ended June 30, 2014, respectively, and losses of $1.1 million and gains of $4.3 million for the three and six months ended June 30, 2013, respectively, upon the settlement of net investment hedges.

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

Fair Value Measurements on a Recurring Basis

At June 30, 2014 and December 31, 2013, other than the derivatives discussed above and in Note 6, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements. The fair value of our derivative instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. The fair values of our net investment hedges are based upon the change in the spot rate at the end of the period as compared to the strike price at inception.

We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, all of our derivatives held as of June 30, 2014 and December 31, 2013, were classified as Level 2 of the fair value hierarchy.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Fair Value Measurements on Non-Recurring Basis

Assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. There were no assets that met these criteria at June 30, 2014 and December 31, 2013.

Fair Value of Financial Instruments

At June 30, 2014 and December 31, 2013, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At June 30, 2014 and December 31, 2013, the fair value of our senior notes and exchangeable senior notes has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2014 and December 31, 2013, as compared with those in effect when the debt was issued or acquired, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$38,673	$38,673	$725,483	$725,679
Senior notes	6,119,885	6,597,905	5,357,933	5,698,864
Exchangeable senior notes	447,321	514,694	438,481	514,381
Secured mortgage debt	1,271,546	1,424,379	1,696,597	1,840,829
Secured mortgage debt of consolidated entities	26,804	27,484	239,992	246,324
Term loans and other debt	625,224	626,909	552,730	560,714

Total debt	$8,529,453	$9,230,044	$9,011,216	$9,586,791

13.	Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital (previously referred to as Investment Management). We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•	Real Estate Operations. This represents the direct long-term ownership of industrial operating properties and is the primary source of our revenue and earnings. We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our Real Estate Operations segment also includes development, re-development and acquisition activities. We develop, re-develop and acquire industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on: (i) the land that we currently own; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. Land held for development, properties currently under development and land we own and lease to customers under ground leases are also included in this segment.

•	Strategic Capital. This represents the long-term management of unconsolidated co-investment ventures. We invest with partners and investors through our ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, long duration ventures and open ended funds with leading global institutions. These private and public vehicles source strategic capital for distinct geographies across our global platform. We hold an ownership interest in these ventures and believe our significant ownership in each of our ventures provides a strong alignment of interests with our partners. We generate strategic capital revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through promote fees during the life of a venture or upon liquidation. Each unconsolidated co-investment venture we manage is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Real estate operations:
Americas	$344,347	$315,471	$700,472	$623,871
Europe	20,473	29,295	36,661	128,762
Asia	18,935	22,319	35,994	60,788

Total Real Estate Operations segment	383,755	367,085	773,127	813,421

Strategic capital:
Americas	47,315	15,428	61,890	31,615
Europe	19,453	13,854	41,153	24,467
Asia	9,566	14,326	18,601	21,161

Total Strategic Capital segment	76,334	43,608	121,644	77,243

Total revenues	$460,089	$410,693	$894,771	$890,664

Net operating income:
Real estate operations:
Americas	$243,269	$216,666	$496,730	$432,794
Europe	11,410	18,492	19,634	85,698
Asia	14,050	15,319	26,167	43,614

Total Real Estate Operations segment	268,729	250,477	542,531	562,106

Strategic capital:
Americas	30,092	361	32,148	3,244
Europe	12,125	7,530	25,809	14,401
Asia	6,280	10,711	11,687	14,683

Total Strategic Capital segment	48,497	18,602	69,644	32,328

Total segment net operating income	317,226	269,079	612,175	594,434
Reconciling items:
General and administrative expenses	(60,375)	(54,909)	(123,578)	(111,106)
Depreciation and amortization	(161,577)	(155,656)	(321,857)	(327,776)
Earnings from unconsolidated entities, net	21,151	8,421	50,897	33,189
Interest expense	(80,184)	(92,214)	(165,707)	(206,854)
Interest and other income, net	5,116	4,492	19,166	16,119
Gains on acquisitions and dispositions of investments in real estate, net	169,583	61,035	186,638	399,880
Foreign currency and derivative gains (losses) and related amortization, net	10,130	(7,744)	(18,054)	(6,860)
Losses on early extinguishment of debt, net	(77,558)	(32,608)	(77,285)	(49,959)

Total reconciling items	(173,714)	(269,183)	(449,780)	(253,367)

Earnings (loss) before income taxes	$143,512	$(104)	$162,395	$341,067

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets:
Real estate operations:
Americas	$14,848,220	$16,293,109
Europe	1,786,672	1,634,867
Asia	1,283,506	1,176,774

Total Real Estate Operations segment	17,918,398	19,104,750

Strategic capital (1):
Americas	21,484	22,154
Europe	59,235	60,327
Asia	3,320	3,634

Total Strategic Capital segment	84,039	86,115

Total segment assets	18,002,437	19,190,865

Reconciling items:
Investments in and advances to unconsolidated entities	5,575,423	4,430,239
Notes receivable backed by real estate and other	—	192,042
Cash and cash equivalents	267,427	491,129
Other assets	286,275	268,032

Total reconciling items	6,129,125	5,381,442

Total assets	$24,131,562	$24,572,307

(1)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Strategic Capital segment.

14.	Supplemental Cash Flow Information

Significant non-cash investing and financing activities for the six months ended June 30, 2014 and 2013 are discussed below.

•	As partial consideration for properties we contributed to FIBRA and the conclusion of an unconsolidated co-investment venture during the second quarter of 2014, we received ownership interests of $601.6 million and FIBRA assumed $345.1 million of secured debt. See Note 3 for additional information.

•	As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received ownership interests of $1.3 billion, representing a 50% ownership interest, and PELP assumed $353.2 million of secured debt.

•	In connection with acquiring our partners’ interest in Prologis Institutional Alliance Fund II in June 2013, we issued 804,734 limited partnership units worth $31.3 million in one of our limited partnerships.

The amount of interest paid in cash, net of amounts capitalized, for the six months ended June 30, 2014 and 2013, was $141.3 million and $225.2 million, respectively.

During the six months ended June 30, 2014 and 2013, cash paid for income taxes, net of refunds, was $49.7 million and $57.0 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month and six-month periods ended June 30, 2014 and 2013, and the related consolidated statement of equity for the six-month period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

August 5, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of June 30, 2014, the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month and six-month periods ended June 30, 2014 and 2013, and the related consolidated statement of capital for the six month period ended June 30, 2014. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

August 5, 2014

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

Management’s Overview

We are the leading owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of June 30, 2014, we owned and managed operating properties and development projects totaling 571 million square feet (53 million square meters) in 21 countries. These properties were leased to more than 4,700 customers, including third-party logistics providers, transportation companies, retailers and manufacturers.

Prologis, Inc. (the “REIT”) is a self-administered and self-managed real estate investment trust, and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate the REIT and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to the REIT and its consolidated subsidiaries, including the Operating Partnership, collectively.

Our business is comprised of two operating segments: Real Estate Operations and Strategic Capital (previously referred to as Investment Management).

Real Estate Operations Segment

Rental Operations. This represents the primary source of our revenue, earnings and funds from operations (“FFO”). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We expect to generate long-term internal growth in rental income by maintaining a high occupancy rate, controlling expenses and through rent increases. Our rental income is diversified due to our global presence and broad customer base. We believe that our property management, leasing and maintenance teams, together with our capital expenditure, energy management and risk management programs create cost efficiencies, and allow us to capitalize on the economies of scale inherent in owning, operating and growing a large global portfolio.

Capital Deployment. Capital deployment includes development, re-development and acquisition of industrial properties that lead to rental operations and are therefore included with that line of business for segment reporting. We deploy capital primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on: (i) our land bank; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of operating properties. We develop properties for long-term hold, for contribution into our co-investment ventures, or occasionally for sale to third parties.

Strategic Capital Segment

We invest with partners and investors through our ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, long duration ventures and open ended funds with leading global institutions. We also access alternative sources of public equity through publicly traded vehicles such as Nippon Prologis REIT, Inc. (“NPR”) and FIBRA Prologis (“FIBRA”). NPR began trading on the Tokyo stock exchange in early 2013 and FIBRA began trading on the Mexican stock exchange in June 2014. These private and public vehicles provide capital for distinct geographies across our global platform. We hold a significant ownership interest in these ventures, which we believe provides a strong alignment of interests with our partners. We generate strategic capital revenues from our unconsolidated ventures by providing asset management and property management services. We earn additional revenues from leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promote fees during the life of a venture or upon liquidation. We believe our co-investment ventures will continue to serve as a source of capital for investments, provide incremental revenues and mitigate risk associated with our foreign currency exposure. We plan to grow this business generally through growth in existing ventures.

Growth Strategies

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet provide us with unique competitive advantages. We have a plan to grow revenue, earnings, net operating income (“NOI”), Core FFO (see definition below) and dividends that is based on the following three key elements:

•	Rising Rents. Market rents are growing across the majority of our markets at a pace ahead of our prior forecast. We believe this trend will continue, as market rents are still below replacement-cost-justified rents. We believe demand for logistics facilities is strong across the globe and will support increases in net effective rents as many of our in-place leases were originated during low rent periods. As we are able to recover the majority of our operating expenses from customers, the increase in rent translates into increased net operating income, earnings and cash flow. During 2014, we had quarterly rent increases on rollovers of 7.0% in first quarter and 6.6% in second quarter. This quarter represented the sixth-consecutive quarter of rent growth.

•	Value Creation from Development. We believe one of the keys to a successful development program is to control land in strategic locations. Based on our current estimates, our land bank has the potential to support the development of nearly 180 million additional square feet. We believe that the carrying value of our land bank is below the current fair value and we expect to realize this value going forward through development or sales. During the first half of 2014, in our owned and managed portfolio, we stabilized development projects with a total expected investment of $635.4 million. We estimate that after stabilization these buildings have a value that is 22% more than their book value (using estimated yield and capitalization rates from our underwriting models).

•	Economies of Scale from Growth in Assets Under Management. We believe we have the infrastructure and an acquisition pipeline that will allow us to increase our investments in real estate, with minimal increases to general and administrative expenses. During the first six months of 2014, our owned and managed portfolio increased through the acquisition of $507.5 million of buildings, principally in our unconsolidated ventures in Europe, and development starts with a total expected investment of $610.8 million; and offset partially by dispositions to third parties of $621.1 million.

Summary of 2014

During the six months ended June 30, 2014, we completed the following activities as further described in the Consolidated Financial Statements in Item 1:

•	In January, we closed on a U.S. co-investment venture, Prologis U.S. Logistics Venture (“USLV”), in which we have a 55% equity ownership and consolidate for accounting purposes. At closing, the venture acquired a portfolio of 66 operating properties from us aggregating 12.8 million square feet for a purchase price of $1.0 billion.

•	In June, we launched the initial public offering for FIBRA, a Mexican real estate investment trust, on the Mexican Stock Exchange. In connection with the offering, FIBRA purchased its initial portfolio. We received equity units in FIBRA in exchange for our combined investments and have a 45% ownership interest that we account for under the equity method.

•	We earned a promote fee in June 2014 from our co-investment venture, Prologis Targeted U.S. Logistics Fund, of $42.1 million, which was based on the venture’s cumulative returns to the investors over the last three years. Of that amount, $31.3 million represented the third party investors’ portion and reflected in Strategic Capital Income in the Consolidated Statements of Operations.

•	We invested $274.7 million in the Prologis North American Industrial Fund (“NAIF”), increasing our ownership in the co-investment venture to 41.9%. We also invested $321.0 million in two of our European unconsolidated co-investment ventures, which represented our proportionate ownership interest, for the acquisition of properties and repayment of debt.

•	We generated net proceeds of $1.8 billion from the contribution and dispositions of properties and recognized a net gain of $186.6 million.

•	We issued €1.2 billion ($1.6 billion) of senior notes, entered into a new yen term loan and replaced our euro term loan. We used the net proceeds to buy back senior notes of $823.9 million through private transactions and repay borrowings under our credit facilities and term loans.

•	We commenced construction of 30 development projects on an owned and managed basis, aggregating 7.7 million square feet with a total expected investment of $610.8 million (our share was $550.3 million), including seven projects (18% of our share of the total expected investment) that were 100% leased prior to the start of development. These projects have an estimated weighted average yield at stabilization of 7.3% and an estimated development margin of 19.8%. We expect these developments to be completed on or before December 2015.

•	In our owned and managed portfolio, for the six months ended June 30, 2014, we incurred average turnover costs (tenant improvements and leasing costs) of $1.41 per square foot, compared to $1.40 per square foot for the same period in 2013.

Results of Operations

Six Months Ended June 30, 2014 and 2013

Real Estate Operations Segment

Included in this segment is rental income and rental expense recognized from our consolidated operating properties. We had significant real estate activity during 2014 and 2013 that impacted the size of our consolidated portfolio. In addition, the operating fundamentals in our markets have been improving, which has impacted both the occupancy and rental rates we have experienced, and has fueled development activity. Also included in this segment is revenue from land we own and lease to customers and development management and other income, offset by acquisition, disposition and land holding costs.

On January 1, 2014, we adopted a new accounting standard that changed the criteria for classifying and reporting discontinued operations. As a result, none of our property dispositions in 2014 met the criteria to be classified as discontinued operations, while the results of properties sold to third parties during 2013 were reclassified to Discontinued Operations under the previous standard.

NOI from the Real Estate Operations segment for the six months ended June 30 was as follows (dollars in thousands):

	2014	2013
Rental and other income	$598,953	$640,048
Rental recoveries	174,174	173,373
Rental and other expenses	(230,596)	(251,315)

NOI - Real Estate Operations segment	$542,531	$562,106

Operating margin	70.2%	69.1%
Average occupancy	94.0%	92.9%

Detail of our consolidated operating properties was as follows (square feet in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Number of properties	1,457	1,610	1,652
Square Feet	246,431	267,097	262,972
Occupied %	94.3%	94.9%	93.1%

Below are the key drivers that have influenced the NOI of this segment:

•	We contributed a significant number of properties into two new unconsolidated co-investment ventures in February and March 2013. As a result of the contributions of these properties, our NOI decreased $80.5 million for the six months ended June 30, 2014, from the same period in 2013. Since we have an ongoing ownership interest in these ventures, our share of the results remained in Continuing Operations in the Consolidated Statements of Operations in Item 1 through the contribution date.

•	Average occupancy in our operating properties increased 110 basis points to 94.0% for the six months ended June 30, 2014, from 92.9% for the same period in June 30, 2013. We leased a total of 31.4 million square feet during the six months in 2014, compared to 40.7 million square feet during the same period in 2013.

•	This quarter was our sixth consecutive quarter to have rent increases on rollovers, ranging from 2.0% to 7.0%.

•	We recognize changes in rental income from certain contractual rent increases from our existing leases and from rent change on new leases. If a lease has a contractual rent increase based on the consumer price index or similar metric, it is not included in rent leveling and therefore any increase will impact the rental income we recognize.

•	We increase the size of our portfolio through acquisition and development activity and expect to continue to do so in the future. We completed or acquired 26 properties in the first half of 2014 and 42 properties in all of 2013.

•	Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 79.1% and 72.2% of total rental expenses for the six months ended June 30, 2014 and 2013, respectively.

Strategic Capital Segment

The NOI from the Strategic Capital segment represents fees earned for services performed reduced by strategic capital expenses (direct costs of managing these entities and the properties they own). The following table details this information by geographic location for the six months ended June 30 (dollars in thousands):

	2014	2013
NOI - Strategic Capital segment:
Americas:
Asset management and other fees	$25,045	$26,161
Leasing commissions, acquisition and other transaction fees	5,515	5,454
Promote fees	31,330	—
Strategic capital expenses	(29,742)	(28,371)

Subtotal Americas	32,148	3,244
Europe:
Asset management and other fees	34,448	22,651
Leasing commissions, acquisition and other transaction fees	6,705	1,816
Strategic capital expenses	(15,344)	(10,066)

Subtotal Europe	25,809	14,401
Asia:
Asset management and other fees	15,960	12,830
Leasing commissions, acquisition and other transaction fees	2,641	8,331
Strategic capital expenses	(6,914)	(6,478)

Subtotal Asia	11,687	14,683

NOI - Strategic Capital segment	$69,644	$32,328

Operating Margin	57.3%	41.9%

We had the following assets under management held through our unconsolidated co-investment ventures (in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Americas:
Square feet	128,962	108,537	128,422
Total assets	$9,450,029	$8,014,339	$9,074,309
Europe:
Square feet	137,802	132,876	119,829
Total assets	$12,235,906	$11,818,786	$9,937,366
Asia:
Square feet	23,553	22,880	17,710
Total assets	$4,269,690	$4,032,125	$3,440,894
Total:
Square feet	290,317	264,293	265,961
Total assets	$25,955,625	$23,865,250	$22,452,569

Strategic Capital income fluctuates due to the size of the co-investment ventures that are under management. We formed a co-investment venture in Mexico in June 2014 and formed two co-investment ventures in 2013 (one in Europe and one in Japan), as well as made contributions to several co-investment ventures during 2014 and 2013. We earned a promote fee in June 2014 from our co-investment venture Prologis Targeted U.S. Logistics Fund of $42.1 million, which was based on the venture’s cumulative returns to the investors over the last three years. Of that amount, $31.3 million represented the third party investors’ portion and is reflected in Strategic Capital Income in the Consolidated Statements of Operations. The promote fee increased the operating margin for 2014.

Direct costs associated with our Strategic Capital segment totaled $52.0 million and $44.9 million for the six months ended June 30, 2014 and 2013, respectively, and are included in Strategic Capital Expenses in the Consolidated Statements of Operations. The increase in expenses is primarily due to the increased size of our co-investment ventures and $6.2 million of expense that represents the estimated associated cash bonus earned pursuant to the terms of the Prologis Promote Plan.

See Note 4 to the Consolidated Financial Statements in Item 1 for additional information on our unconsolidated entities.

Other Components of Income (Expense)

General and Administrative (“G&A”) Expenses

G&A expenses for the six months ended June 30 consisted of the following (in thousands):

	2014	2013
Gross overhead	$235,184	$216,467
Allocated to rental expenses	(15,620)	(16,697)
Allocated to strategic capital expenses	(52,000)	(44,915)
Capitalized amounts	(43,986)	(43,749)

G&A expenses	$123,578	$111,106

The increase in gross overhead was principally due to increased compensation; including amounts related to the Prologis Promote Plan, as described above. We allocate a portion of our G&A expenses that relate to property management functions to our Real Estate Operations and Strategic Capital segments based on the size of the respective portfolios.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as other general and administrative costs. The capitalized G&A for the six months ended June 30, were as follows (in thousands):

	2014	2013
Development activities	$34,264	$32,852
Leasing activities	9,122	10,075
Costs related to internally developed software	600	822

Total capitalized G&A expenses	$43,986	$43,749

For the six months ended June 30, 2014 and 2013, the capitalized salaries and related costs represented 23.3% and 25.0%, respectively, of our total salaries and related costs. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses.

Depreciation and Amortization

Depreciation and amortization expenses were $321.9 million and $327.8 million for the six months ended June 30, 2014 and 2013, respectively. The decrease was principally a result of the disposition and contribution of properties, offset slightly by additional depreciation and amortization from completed development and acquired properties and increased leasing activity.

Earnings from Unconsolidated Entities, Net

We recognized earnings related to our investments in unconsolidated entities that are accounted for under the equity method of $50.9 million and $33.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase in 2014 is due primarily to the co-investment ventures formed in the first quarter of 2013. Also, the earnings we recognize are impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) our ownership interest in each venture; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our owned and managed portfolio. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements in Item 1 for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense for the six months ended June 30 included the following components (in thousands):

	2014	2013
Gross interest expense	$199,339	$251,644
Amortization of premium, net	(9,947)	(21,391)
Amortization of deferred loan costs	6,619	7,579

Interest expense before capitalization	196,011	237,832
Capitalized amounts	(30,304)	(30,978)

Net interest expense	$165,707	$206,854

Gross interest expense decreased in 2014, compared to 2013, due to lower debt levels during the period and a decrease in interest rates. Although our debt levels remained consistent ($8.5 billion at June 30, 2014 compared to $8.4 billion as of June 30, 2013), we decreased our debt by $2.7 billion near the end of the first quarter of 2013, primarily from the proceeds received from the contributions made to our unconsolidated co-investment ventures. Our weighted average effective interest rate was 4.5% and 4.9% for the six months ended June 30, 2014 and 2013, respectively.

See Note 6 to the Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

During the six months ended June 30, 2014, we recognized gains on dispositions of investments in real estate of $186.6 million, principally related to the disposition of properties and land in the United States and the contribution of properties in Mexico. During the six months ended June 30, 2013, we recognized net gains on dispositions of investments in real estate in continuing operations of $399.9 million, primarily related to the contribution of properties to NPR.

Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net

Foreign currency and derivative losses for the six months ended June 30, 2014 and 2013 were primarily driven by unrealized losses of $15.2 million and $13.1 million, respectively, on the derivative instrument (exchange feature) related to our exchangeable senior notes. In 2014, this amount included $8.7 million related to the amortization of a discount associated with the derivative instrument.

Losses on Early Extinguishment of Debt, Net

During the second quarter of 2014, we purchased $823.9 million in principal amount of our senior notes scheduled to mature in 2015 and 2016 and recognized a $78.0 million loss from early extinguishment. During the six months ended June 30, 2013, we extinguished certain secured mortgage debt and several series of senior notes prior to maturity, which resulted in the recognition of losses of $50.0 million.

Income Tax Expense (Benefit)

During the six months ended June 30, 2014 and 2013, our current income tax expense was $48.9 million and $80.3 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable real estate investment trust subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. The majority of the current income tax expense for both periods relates to asset sales and contributions of properties that were held in foreign subsidiaries, including the FIBRA transaction in 2014.

During the six months ended June 30, 2014 and 2013, we recognized deferred tax benefits of $50.9 million and $8.0 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the United States or in foreign jurisdictions. The majority of the benefit in 2014 was due to reversing deferred tax liabilities in connection with the FIBRA transaction.

Discontinued Operations

As discussed above, we adopted a new accounting standard regarding discontinued operations effective January 1, 2014, and none of our property dispositions in 2014 met the criteria to be classified as discontinued operations. For the six months ended June 30, 2013, earnings from discontinued operations were $23.2 million. Discontinued operations under the previous standard represent the results of operations of properties that were sold to third parties along with the related gain or loss on sale.

Net Earnings Attributable to Noncontrolling Interests

In June 2014, we recognized net earnings attributable to noncontrolling interests in Mexico Fondo Logistico (“AFORES”) of $61.0 million due to the FIBRA transaction, primarily related to the third party investors’ share of the gain on disposition and the net deferred income tax benefit.

In June 2013, we earned a promote fee of approximately $18.0 million from the cumulative returns of the investors of our consolidated co-investment venture, Prologis Institutional Alliance Fund II. Of that amount, $13.0 million represents the third party investors’ portion and is reflected as a component of noncontrolling interest as this venture is a consolidated co-investment venture.

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

During the six months ended June 30, 2014 and 2013, we recorded unrealized gains of $58.7 million and unrealized losses of $338.3 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. In 2014, we recorded unrealized gains due to the strengthening of the Japanese yen and British pounds sterling to the U.S. dollar, from the beginning of the period to the end of the period. In 2013, our unrealized losses included approximately $190 million of foreign currency translation losses on the properties contributed to Prologis European Logistics Partners Sàrl (“PELP”) and NPR due to the weakening of the euro and Japanese yen, respectively, to the U.S. dollar from December 31, 2012, through the date of the contributions. In addition, we recorded net unrealized losses in 2013 due to the weakening of the Japanese yen and euro to the U.S. dollar, from the beginning of the period to the end of the period.

Three Months Ended June 30, 2014 and 2013

Except as separately discussed above including the contribution activity, the changes in net earnings attributable to common shares and its components for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, are similar to the changes for the six month periods ended on the same dates.

Portfolio Information

Our total owned and managed portfolio of properties, which includes operating industrial properties and does not include properties under development, properties held for sale or non-industrial properties, was as follows (square feet in thousands):

	June 30, 2014		December 31, 2013		June 30, 2013
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,457	246,431	1,610	267,097	1,652	262,972
Unconsolidated	1,443	290,317	1,323	264,293	1,353	265,961

Totals	2,900	536,748	2,933	531,390	3,005	528,933

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio and properties owned by the co-investment ventures (accounted for on the equity method) that are managed by us (referred to as “co-investment ventures”), in our same store analysis. We have defined the same store portfolio, for the three months ended June 30, 2014, as those properties that were in operation at January 1, 2013, and have been in operation throughout the three-month periods in both 2014 and 2013. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended June 30, 2014, included 496.9 million of aggregated square feet.

	For the Three Months Ended June 30,
			Percentage
	2014	2013	Change
Rental Income (1) (2)
Rental income per the Consolidated Statements of Operations	$294,461	$287,471
Rental recoveries per the Consolidated Statements of Operations	86,812	76,485
Consolidated adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(42,562)	(21,578)
Effect of changes in foreign currency exchange rates and other	(1,068)	(4,058)
Unconsolidated co-investment ventures — rental income	459,293	434,360

Same store portfolio — rental income (2) (3)	796,936	772,680	3.1%

Rental Expenses (1) (4)
Rental expenses per the Consolidated Statements of Operations	$109,576	$109,837
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(12,323)	(13,547)
Effect of changes in foreign currency exchange rates and other	4,209	6,048
Unconsolidated co-investment ventures — rental expenses	111,052	107,443

Same store portfolio — rental expenses (3) (4)	212,514	209,781	1.3%

Net Operating Income (1)
Net operating income per the Consolidated Statements of Operations	$271,697	$254,119
Consolidated adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(30,239)	(8,031)
Effect of changes in foreign currency exchange rates and other	(5,277)	(10,106)
Unconsolidated co-investment ventures — net operating income	348,241	326,917

Same store portfolio — net operating income (3)	584,422	562,899	3.8%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the co-investment ventures (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).
(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included in “effect of changes in foreign currency exchange rates and other” in the above table.

(3)	These amounts include activity of both our consolidated industrial properties and those owned by our unconsolidated co-investment ventures and managed by us.
(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments for the remainder of 2014, of $25 million;

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•	depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this may include acquisitions from our co-investment ventures); and

•	depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

(a)	As of June 30, 2014, we had 59 properties in our development portfolio that were 40.2% leased with a current investment of $1.1 billion and a total expected investment of $1.9 billion when completed and leased, leaving $0.8 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($267.4 million as of June 30, 2014);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($2.9 billion available as of June 30, 2014), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities, including through an at-the-market offering program (we have an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock generally through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis). We have not issued any shares of common stock under this program; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

As of June 30, 2014, we had $8.5 billion of debt with a weighted average interest rate of 4.0% and a weighted average maturity of 77 months. As of December 31, 2013, we had $9.0 billion of debt with a weighted average interest rate of 4.2% and a weighted average maturity of 58 months.

During 2014, we issued €1.2 billion senior notes (€700 million ($959.4 million) with a rate of 3.375% and maturing in 2024 and €500 million ($680.6 million) with a rate of 3.000% and maturing in 2026) and used the proceeds to repay $823.9 million of outstanding senior notes scheduled to mature in 2015 or 2016. In June 2014, we terminated our existing senior term loan agreement and entered into a new agreement under which loans can be obtained in U.S. dollars, euro, Japanese yen and British pounds sterling in an aggregate amount not to exceed €500 million ($682.9 million at June 30, 2014). We may pay down and re-borrow under this arrangement. We also entered into a Japanese yen term loan under which we may obtain loans in an aggregate amount not to exceed ¥40.9 billion ($403.7 million at June 30, 2014).

As of June 30, 2014, we had credit facilities with an aggregate borrowing capacity of $3.0 billion, of which $2.9 billion was available.

As of June 30, 2014, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

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

The following table is a summary of remaining equity commitments as of June 30, 2014 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$—	$453.3	$453.3	2015-2017
Prologis Targeted Europe Logistics Fund	165.1	219.1	384.2	June 2015
Prologis European Properties Fund II	96.7	253.0	349.7	September 2015
Europe Logistics Venture 1	23.7	134.5	158.2	December 2014
Prologis European Logistics Partners	113.5	113.5	227.0	February 2016
Prologis China Logistics Venture	142.1	805.3	947.4	2015 and 2017

Total Unconsolidated	541.1	1,978.7	2,519.8
Brazil Fund	52.8	52.8	105.6	December 2017

Total Consolidated	52.8	52.8	105.6

Grand Total	$593.9	$2,031.5	$2,625.4

For more information on our unconsolidated co-investment ventures, see Note 4 to the Consolidated Financial Statements in Item 1.

Cash Provided by Operating Activities

For the six months ended June 30, 2014 and 2013, operating activities provided net cash of $305.9 million and $203.6 million, respectively. In the first six months of 2014 and 2013, cash provided by operating activities was less than cash dividends paid on common and preferred stock by $30.4 million and $84.6 million, respectively. We used proceeds from dispositions and contributions of real estate properties to consolidated and unconsolidated entities ($0.9 billion in 2014 and $3.6 billion in 2013) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the six months ended June 30, 2014 and 2013, investing activities used net cash of $189.6 million and provided net cash of $2.4 billion, respectively. The following are the significant activities for both periods presented:

•	We generated cash from contributions and dispositions of properties and land parcels of $0.9 billion and $3.6 billion during 2014 and 2013, respectively. In 2014, we contributed real estate properties owned on a consolidated basis to FIBRA and received cash proceeds of $286.8 million, primarily related to the third party partners in AFORES and subsequently distributed the proceeds to them. We also disposed of land, ground leases and 65 operating properties to third parties and contributed one operating property to an unconsolidated co-investment venture. The activity in 2013 includes the contribution of real estate properties to our co-investment ventures, PELP and NPR of $1.3 billion and $1.9 billion, respectively.

•	We invested $453.0 million and $313.8 million in 2014 and 2013, respectively, in real estate development and leasing costs for first generation leases. We have 47 properties under development and 12 properties that are completed but not stabilized as of June 30, 2014.

•	We invested $82.8 million and $100.8 million in our operating properties during 2014 and 2013, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•	In 2014, we acquired 222 acres of land and three operating properties for $182.3 million. In 2013, we acquired 113 acres of land and 18 operating properties for a combined total of $337.0 million.

•	In 2014 and 2013, we invested cash of $656.4 million and $598.4 million, respectively, in our unconsolidated co-investment ventures, net of repayment of advances by the entities. Our investment in 2014 principally relates to acquiring equity units from two partners in NAIF of $274.7 million and additional investments in PELP of $281.5 million and PTELF of $39.5 million, representing our proportionate share, for the acquisition of operating properties and the repayment of debt by the ventures. See Note 4 to the Consolidated Financial Statements in Item 1 for more detail on our unconsolidated entities.

•	We received distributions from unconsolidated entities as a return of investment of $127.4 million and $147.7 million during 2014 and 2013, respectively.

•	In June 2014, we received $188.0 million for the payment in full of the notes receivable backed by real estate that originated in 2010 through the sale of a portfolio of industrial properties.

For the six months ended June 30, 2014 and 2013, financing activities used net cash of $350.9 million and $2.3 billion, respectively. The following are the significant activities for both periods presented:

•	In April 2013, we received proceeds of $1.4 billion from the issuance of 35.65 million shares of common stock.

•	We paid dividends of $336.2 million and $288.2 million to our common and preferred stockholders during 2014 and 2013, respectively.

•	In 2014, we paid $27.6 million to repurchase shares of series Q preferred stock. In 2013, we paid $482.5 million to redeem all of the outstanding series L, M, O, P, R and S of preferred stock.

•	In 2014 and 2013, partners in consolidated co-investment ventures made contributions of $464.5 million and $77.0 million, respectively. In 2014, the contributions were primarily related to the newly formed co-investment venture USLV.

•	In 2014 and 2013, we distributed $260.2 million and $8.8 million to various noncontrolling interests, respectively. The distributions in 2014 relate to a cash distribution of $218.2 million to our partners in AFORES due to the FIBRA transaction and $28.6 million to our partners in Prologis AMS due to the disposition of the remaining properties of the venture.

•	In 2013, we purchased our partner’s interest in Prologis Alliance Fund II for $243.0 million.

•	In 2014, we issued €1.2 billion ($1.6 billion) of senior notes and $1.8 billion of term loans as discussed above.

•	During 2014, we made payments of $1.8 billion on our previous term loan, $0.1 billion on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished exchangeable senior notes and secured mortgage debt of $1.1 billion. During 2013, we repurchased and extinguished exchangeable senior notes, secured mortgage debt, senior term loans and other debt of consolidated entities and made regularly scheduled debt principal payments and payments at maturity for a combined total of $2.9 billion.

•	We made net payments of $689.7 million and $194.0 million on our credit facilities during 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures at June 30, 2014, of $5.4 billion. These ventures had total third party debt of $7.8 billion (in the aggregate, not our proportionate share) at June 30, 2014. This debt is primarily secured or collateralized by properties within the venture and is non-recourse to Prologis and the other investors and matures as follows (dollars in millions):

									Prologis’ Share (1)
	2014	2015	2016	2017	2018	There- after	Disc/ Prem	Total (1)	$	%
Prologis Targeted U.S. Logistics Fund	$8.0	$158.0	$157.5	$14.2	$448.9	$818.9	$10.5	$1,616.0	$416.3	25.8%
Prologis North American Industrial Fund	—	108.7	444.0	205.0	165.5	187.5	—	1,110.7	465.3	41.9%
FIBRA Prologis	4.3	9.0	252.4	216.3	87.5	—	38.3	607.8	273.4	45.0%
Prologis Targeted Europe Logistics Fund	3.0	241.4	4.5	4.8	96.6	113.9	1.9	466.1	202.1	43.4%
Prologis European Properties Fund II	42.8	344.6	219.6	69.6	409.8	928.6	(6.4)	2,008.6	631.9	31.5%
Prologis European Logistics Partners	1.5	3.1	221.7	—	—	—	2.7	229.0	114.5	50.0%
Nippon Prologis REIT	14.3	—	229.9	22.8	296.1	992.7	4.1	1,559.9	235.7	15.1%
Prologis China Logistics Venture	—	216.0	—	—	—	31.1	—	247.1	37.0	15.0%

Total co-investment ventures	$73.9	$1,080.8	$1,529.6	$532.7	$1,504.4	$3,072.7	$51.1	$7,845.2	$2,376.2

(1)	As of June 30, 2014, we did not guarantee any third party debt of the co-investment ventures. In our role as manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. Prologis’ share is calculated based on our ownership interest.

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

We paid a cash dividend of $0.33 per common share for both the first quarter and second quarter of 2014. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and real estate investment trust distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

As of June 30, 2014, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 1.

Funds from Operations (“FFO”)

FFO is a non-U.S. generally accepted accounting principles (“GAAP”) measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among real estate investment trusts, as companies seek to provide financial measures that meaningfully reflect their business.

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

We analyze our operating performance primarily by the rental income of our real estate and the revenue driven by our strategic capital business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities. As a result, although these items have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long-term.

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

	Six Months Ended
	June 30,
	2014	2013
FFO:
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$77,381	$263,899
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	310,337	315,791
Net gains on non-FFO dispositions and acquisitions	(149,587)	(102,012)
Reconciling items related to noncontrolling interests	53,744	(3,660)
Our share of reconciling items included in earnings from unconsolidated entities	94,537	63,414

Subtotal-NAREIT defined FFO	386,412	537,432
Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	18,075	7,495
Deferred income tax benefit, net	(20,415)	(2,216)
Our share of reconciling items included in earnings from unconsolidated entities	(3,860)	17,327

FFO, as defined by Prologis	380,212	560,038
Adjustments to arrive at Core FFO, including our share of unconsolidated entities:
Net gains on acquisitions and dispositions of investments in real estate, net of expenses	(28,903)	(226,222)
Losses on early extinguishment of debt and redemption of preferred stock, net	83,802	59,067
Our share of reconciling items included in earnings from unconsolidated entities	26,719	(1,609)

Core FFO	$461,830	$391,274

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. In order to reduce our exposure to foreign currency risk, we borrow in the currencies in which we are invested, when we deem appropriate. We have also used certain derivative financial instruments, primarily foreign currency forward contracts, and non-derivative financial instruments to further reduce our foreign currency market risk, as we deem appropriate. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established policies and procedures.

As of June 30, 2014, we had derivative contracts with an aggregate notional amount of €847.4 million ($1.1 billion using the weighted average forward rate of 1.34) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. We also had derivative contracts with an aggregate notional amount of ¥24.1billion ($250.0 million using the weighted average forward rate of 96.54) to hedge a portion of our investment in Japan at a fixed yen rate in U.S. dollars. Based on a sensitivity analysis, a strengthening or weakening of the U.S. dollar against the euro and Japanese yen by 10% would result in a $139 million positive or negative change, respectively, in our cash flows upon settlement of the forward contracts. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives are recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets in Item 1.

At June 30, 2014, we had €1.9 billion ($2.6 billion) of debt denominated in euro, including €500 million ($680.6 million) of debt issued in June 2014, by the Operating Partnership, which is a U.S. dollar functional entity. To mitigate the risk of fluctuations in the exchange rate of the euro, we designated this debt as non-derivative financial instrument hedges and, as a result, the change in the carrying value of this debt upon translation into dollars is recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets to offset the foreign currency fluctuations related to our net investment in Europe.

As of June 30, 2014, taking into account the derivative and the non-derivative hedges of our net investment, approximately 85% of our net equity was denominated in U.S. dollars.

Interest Rate Risk

We are also exposed to the impact of interest rate changes. Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances, but we may use interest rate swap agreements to reduce our risk interest rate risk. As of June 30, 2014, we had $733.0 million of variable rate debt outstanding, of which $38.7 million was outstanding on our credit facilities, $204.9 million was outstanding under a euro senior term loan, $403.6 million was outstanding under a Japanese yen term loan and $85.8 million was outstanding secured mortgage debt. As of June 30, 2014, we entered into interest rate swap agreements to fix $71.0 million of our variable rate secured mortgage debt. During the six months ended June 30, 2014, we had weighted average daily outstanding borrowings of $703.8 million on our variable rate debt not subject to interest rate swap agreements. An adverse change in interest rates is not expected to have a material impact on results of operations or cash flows.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first six months of 2014. Please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Controls and Procedures (The REIT)

The REIT carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of June 30, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

As of June 30, 2014, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

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

Date: August 5, 2014

Index to Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

3.1	Articles Supplementary dated April 3, 2014, (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed April 3, 2014).

3.2	Articles Supplementary redesignating and reclassifying all 300,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to Prologis’ current report form 8-K filed May 5, 2014).

4.1	Form of Officers’ Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed May 28, 2014).

4.2	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed May 28, 2014).

10.1	Senior Term Loan Agreement dated as of June 19, 2014 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ current report form 8-K filed June 24, 2014).

10.2	First Amendment to the Global Senior Credit Agreement dated as of June 26, 2014 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ current report form 8-K filed June 30, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase