Form 10-Q
period 2014-09-30
Prologis, Inc.; Prologis, L.P.
filed 2014-11-05
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Prologis, Inc.’s common stock outstanding as of October 31, 2014, was approximately 499,989,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of September 30, 2014, Prologis, Inc. owned an approximate 99.63% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.37% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Investments in real estate properties	$19,466,582	$20,824,477
Less accumulated depreciation	2,695,745	2,568,998

Net investments in real estate properties	16,770,837	18,255,479
Investments in and advances to unconsolidated entities	5,814,056	4,430,239
Notes receivable backed by real estate and other	—	192,042

Net investments in real estate	22,584,893	22,877,760
Cash and cash equivalents	311,879	491,129
Accounts receivable	132,464	128,196
Other assets	1,042,867	1,075,222

Total assets	$24,072,103	$24,572,307

LIABILITIES AND EQUITY
Liabilities:
Debt	$8,822,952	$9,011,216
Accounts payable and accrued expenses	556,965	641,011
Other liabilities	555,437	743,627

Total liabilities	9,935,354	10,395,854

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,565 shares and 2,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	78,235	100,000
Common stock; $0.01 par value; 499,953 shares and 498,799 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,000	4,988
Additional paid-in capital	18,081,751	17,974,509
Accumulated other comprehensive loss	(510,661)	(435,675)
Distributions in excess of net earnings	(4,214,224)	(3,932,664)

Total Prologis, Inc. stockholders’ equity	13,440,101	13,711,158
Noncontrolling interests	696,648	465,295

Total equity	14,136,749	14,176,453

Total liabilities and equity	$24,072,103	$24,572,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$275,686	$291,621	$871,025	$926,348
Rental recoveries	80,136	80,564	254,310	253,937
Strategic capital income	54,070	48,322	175,714	125,565
Development management and other income	5,259	2,551	8,873	7,872

Total revenues	415,151	423,058	1,309,922	1,313,722

Expenses:
Rental expenses	102,324	106,811	322,417	347,002
Strategic capital expenses	22,442	22,023	74,442	66,938
General and administrative expenses	58,203	55,034	181,781	166,140
Depreciation and amortization	149,202	155,439	471,059	483,215
Other expenses	4,868	6,370	15,371	17,494

Total expenses	337,039	345,677	1,065,070	1,080,789

Operating income	78,112	77,381	244,852	232,933
Other income (expense):
Earnings from unconsolidated entities, net	28,514	26,365	79,411	59,554
Interest expense	(69,086)	(84,642)	(234,793)	(291,496)
Interest and other income, net	550	5,653	19,716	21,772
Gains on acquisitions and dispositions of investments in real estate, net	151,057	46,074	337,695	445,954
Foreign currency and derivative gains (losses) and related amortization, net	20,792	6,875	2,738	15
Losses on early extinguishment of debt, net	(86,076)	(114,196)	(163,361)	(164,155)

Total other income (expense)	45,751	(113,871)	41,406	71,644

Earnings (loss) before income taxes	123,863	(36,490)	286,258	304,577
Current income tax expense	10,394	11,012	59,292	91,357
Deferred income tax expense (benefit)	(33,658)	1,168	(84,594)	(6,823)

Total income tax expense (benefit)	(23,264)	12,180	(25,302)	84,534

Earnings (loss) from continuing operations	147,127	(48,670)	311,560	220,043

Discontinued operations:
Income attributable to disposed properties and assets held for sale	—	1,206	—	5,139
Net gains on dispositions, including taxes	—	40,297	—	59,598

Total discontinued operations	—	41,503	—	64,737

Consolidated net earnings (loss)	147,127	(7,167)	311,560	284,780
Net loss (earnings) attributable to noncontrolling interests	(9,212)	1,768	(85,664)	(3,051)

Net earnings (loss) attributable to controlling interests	137,915	(5,399)	225,896	281,729
Less preferred stock dividends	1,670	2,135	5,753	16,256
Loss on preferred stock redemption	—	—	6,517	9,108

Net earnings (loss) attributable to common stockholders	$136,245	$(7,534)	$213,626	$256,365

Weighted average common shares outstanding - Basic	499,292	497,989	499,045	482,007

Weighted average common shares outstanding - Diluted	516,088	499,848	504,211	488,409

Net earnings (loss) per share attributable to common stockholders - Basic:
Continuing operations	$0.27	$(0.10)	$0.43	$0.40
Discontinued operations	—	0.08	—	0.13

Net earnings (loss) per share attributable to common stockholders - Basic	$0.27	$(0.02)	$0.43	$0.53

Net earnings (loss) per share attributable to common stockholders - Diluted:
Continuing operations	$0.23	$(0.10)	$0.43	$0.40
Discontinued operations	—	0.08	—	0.13

Net earnings (loss) per share attributable to common stockholders - Diluted	$0.23	$(0.02)	$0.43	$0.53

Dividends per common share	$0.33	$0.28	$0.99	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net earnings (loss)	$147,127	$(7,167)	$311,560	$284,780
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(130,763)	88,001	(72,022)	(250,251)
Unrealized gains (losses) and amortization on derivative contracts, net	(4,359)	2,638	(7,784)	21,839

Comprehensive income (loss)	12,005	83,472	231,754	56,368
Net loss (earnings) attributable to noncontrolling interests	(9,212)	1,768	(85,664)	(3,051)
Other comprehensive loss (income) attributable to noncontrolling interest	9,709	(942)	4,820	10,317

Comprehensive income (loss) attributable to common stockholders	$12,502	$84,298	$150,910	$63,634

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2014

(Unaudited)

(In thousands)

		Common Stock			Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Non- controlling interests	Total Equity
	Preferred Stock	Number of Shares	Par Value	Additional Paid-in Capital
Balance as of January 1, 2014	$100,000	498,799	$4,988	$17,974,509	$(435,675)	$(3,932,664)	$465,295	$14,176,453
Consolidated net earnings	—	—	—	—	—	225,896	85,664	311,560
Effect of common stock plans	—	1,154	12	61,777	—	—	1	61,790
Redemption of preferred stock	(21,765)	—	—	639	—	(6,517)	—	(27,643)
Formation of Prologis U.S. Logistics Venture	—	—	—	12,915	—	—	442,251	455,166
Capital contributions	—	—	—	—	—	—	13,153	13,153
Settlement of noncontrolling interests	—	—	—	33,803	—	—	(36,243)	(2,440)
Foreign currency translation losses, net	—	—	—	—	(67,231)	—	(4,791)	(72,022)
Unrealized losses and amortization on derivative contracts, net	—	—	—	—	(7,755)	—	(29)	(7,784)
Distributions and allocations	—	—	—	(1,892)	—	(500,939)	(268,653)	(771,484)

Balance as of September 30, 2014	$78,235	499,953	$5,000	$18,081,751	$(510,661)	$(4,214,224)	$696,648	$14,136,749

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Consolidated net earnings	$311,560	$284,780
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(32,990)	(37,425)
Stock-based compensation awards, net	43,042	34,253
Depreciation and amortization	471,059	496,085
Earnings from unconsolidated entities, net	(79,411)	(59,554)
Distributions and net changes in operating receivables from unconsolidated entities	78,702	71,234
Amortization of debt and lease intangibles	19,686	6,583
Gains on acquisitions and dispositions of investment in real estate, net	(337,695)	(506,485)
Losses on early extinguishment of debt, net	163,361	164,155
Unrealized foreign currency and derivative losses (gains) and related amortization, net	1,993	(3,000)
Deferred income tax benefit	(84,594)	(6,823)
Increase in restricted cash, accounts receivable and other assets	(20,688)	(37,726)
Decrease in accounts payable and accrued expenses and other liabilities	(83,238)	(73,829)

Net cash provided by operating activities	450,787	332,248

Investing activities:
Real estate development activity	(776,441)	(541,678)
Real estate acquisitions	(389,818)	(402,358)
Tenant improvements and lease commissions on previously leased space	(95,812)	(105,324)
Non-development capital expenditures	(47,915)	(56,378)
Investments in and advances to unconsolidated entities	(1,324,530)	(1,036,410)
Return of investment from unconsolidated entities	188,507	356,969
Proceeds from repayment of notes receivable backed by real estate	188,000	—
Proceeds from dispositions and contributions of real estate properties	1,654,554	3,913,670
Acquisition of unconsolidated co-investment ventures, net of cash received	—	(461,823)

Net cash provided by (used in) investing activities	(603,455)	1,666,668

Financing activities:
Proceeds from issuance of common stock, net	15,085	1,502,394
Dividends paid on common and preferred stock	(502,259)	(431,088)
Redemption of preferred stock	(27,643)	(482,500)
Noncontrolling interest contributions	467,016	110,552
Noncontrolling interest distributions	(269,400)	(54,297)
Purchase of noncontrolling interest	(2,440)	(247,803)
Debt and equity issuance costs paid	(19,318)	(65,056)
Net proceeds from credit facilities	22,076	158,586
Repurchase and payments of debt	(3,731,044)	(3,985,781)
Proceeds from issuance of debt	4,024,785	1,565,883

Net cash used in financing activities	(23,142)	(1,929,110)

Effect of foreign currency exchange rate changes on cash	(3,440)	(48,923)
Net increase (decrease) in cash and cash equivalents	(179,250)	20,883
Cash and cash equivalents, beginning of period	491,129	100,810

Cash and cash equivalents, end of period	$311,879	$121,693

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Investments in real estate properties	$19,466,582	$20,824,477
Less accumulated depreciation	2,695,745	2,568,998

Net investments in real estate properties	16,770,837	18,255,479
Investments in and advances to unconsolidated entities	5,814,056	4,430,239
Notes receivable backed by real estate and other	—	192,042

Net investments in real estate	22,584,893	22,877,760
Cash and cash equivalents	311,879	491,129
Accounts receivable	132,464	128,196
Other assets	1,042,867	1,075,222

Total assets	$24,072,103	$24,572,307

LIABILITIES AND CAPITAL
Liabilities:
Debt	$8,822,952	$9,011,216
Accounts payable and accrued expenses	556,965	641,011
Other liabilities	555,437	743,627

Total liabilities	9,935,354	10,395,854

Capital:
Partners’ capital:
General partner - preferred	78,235	100,000
General partner - common	13,361,866	13,611,158
Limited partners	50,244	48,209

Total partners’ capital	13,490,345	13,759,367
Noncontrolling interests	646,404	417,086

Total capital	14,136,749	14,176,453

Total liabilities and capital	$24,072,103	$24,572,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$275,686	$291,621	$871,025	$926,348
Rental recoveries	80,136	80,564	254,310	253,937
Strategic capital income	54,070	48,322	175,714	125,565
Development management and other income	5,259	2,551	8,873	7,872

Total revenues	415,151	423,058	1,309,922	1,313,722

Expenses:
Rental expenses	102,324	106,811	322,417	347,002
Strategic capital expenses	22,442	22,023	74,442	66,938
General and administrative expenses	58,203	55,034	181,781	166,140
Depreciation and amortization	149,202	155,439	471,059	483,215
Other expenses	4,868	6,370	15,371	17,494

Total expenses	337,039	345,677	1,065,070	1,080,789

Operating income	78,112	77,381	244,852	232,933
Other income (expense):
Earnings from unconsolidated entities, net	28,514	26,365	79,411	59,554
Interest expense	(69,086)	(84,642)	(234,793)	(291,496)
Interest and other income, net	550	5,653	19,716	21,772
Gains on acquisitions and dispositions of investments in real estate, net	151,057	46,074	337,695	445,954
Foreign currency and derivative gains (losses) and related amortization, net	20,792	6,875	2,738	15
Losses on early extinguishment of debt, net	(86,076)	(114,196)	(163,361)	(164,155)

Total other income (expense)	45,751	(113,871)	41,406	71,644

Earnings (loss) before income taxes	123,863	(36,490)	286,258	304,577
Current income tax expense	10,394	11,012	59,292	91,357
Deferred income tax expense (benefit)	(33,658)	1,168	(84,594)	(6,823)

Total income tax expense (benefit)	(23,264)	12,180	(25,302)	84,534

Earnings (loss) from continuing operations	147,127	(48,670)	311,560	220,043

Discontinued operations:
Income attributable to disposed properties and assets held for sale	—	1,206	—	5,139
Net gains on dispositions, including taxes	—	40,297	—	59,598

Total discontinued operations	—	41,503	—	64,737

Consolidated net earnings (loss)	147,127	(7,167)	311,560	284,780
Net loss (earnings) attributable to noncontrolling interests	(8,719)	1,720	(84,897)	(2,042)

Net earnings (loss) attributable to controlling interests	138,408	(5,447)	226,663	282,738
Less preferred unit distributions	1,670	2,135	5,753	16,256
Loss on preferred unit redemption	—	—	6,517	9,108

Net earnings (loss) attributable to common unitholders	$136,738	$(7,582)	$214,393	$257,374

Weighted average common units outstanding - Basic	501,135	499,848	500,837	483,889

Weighted average common units outstanding - Diluted	516,088	499,848	504,211	488,409

Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations	$0.27	$(0.10)	$0.43	$0.40
Discontinued operations	—	0.08	—	0.13

Net earnings (loss) per unit attributable to common unitholders - Basic	$0.27	$(0.02)	$0.43	$0.53

Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations	$0.23	$(0.10)	$0.43	$0.40
Discontinued operations	—	0.08	—	0.13

Net earnings (loss) per unit attributable to common unitholders - Diluted	$0.23	$(0.02)	$0.43	$0.53

Distributions per common unit	$0.33	$0.28	$0.99	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net earnings (loss)	$147,127	$(7,167)	$311,560	$284,780
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(130,763)	88,001	(72,022)	(250,251)
Unrealized gains (losses) and amortization on derivative contracts, net	(4,359)	2,638	(7,784)	21,839

Comprehensive income (loss)	12,005	83,472	231,754	56,368
Net loss (earnings) attributable to noncontrolling interests	(8,719)	1,720	(84,897)	(2,042)
Other comprehensive loss (income) attributable to noncontrolling interests	9,249	(579)	4,538	9,510

Comprehensive income (loss) attributable to common unitholders	$12,535	$84,613	$151,395	$63,836

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Nine Months Ended September 30, 2014

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non- controlling Interests	Total
	Preferred		Common		Common
	Units	Amount	Units	Amount	Units	Amount
Balance as of January 1, 2014	2,000	$100,000	498,799	$13,611,158	1,767	$48,209	$417,086	$14,176,453
Consolidated net earnings	—	—	—	225,896	—	767	84,897	311,560
Effect of REIT’s common stock plans	—	—	1,154	61,789	113	1	—	61,790
Redemption of preferred units	(435)	(21,765)	—	(5,878)	—	—	—	(27,643)
Formation of Prologis U.S. Logistics Venture	—	—	—	12,915	—	—	442,251	455,166
Capital contributions	—	—	—	—	—	—	13,153	13,153
Settlement of noncontrolling interests	—	—	—	33,803	—	—	(36,243)	(2,440)
Foreign currency translation losses, net	—	—	—	(67,231)	—	(253)	(4,538)	(72,022)
Unrealized losses and amortization on derivative contracts, net	—	—	—	(7,755)	—	(29)	—	(7,784)
Distributions and allocations	—	—	—	(502,831)	—	1,549	(270,202)	(771,484)

Balance as of September 30, 2014	1,565	$78,235	499,953	$13,361,866	1,880	$50,244	$646,404	$14,136,749

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Consolidated net earnings	$311,560	$284,780
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(32,990)	(37,425)
REIT stock-based compensation awards, net	43,042	34,253
Depreciation and amortization	471,059	496,085
Earnings from unconsolidated entities, net	(79,411)	(59,554)
Distributions and net changes in operating receivables from unconsolidated entities	78,702	71,234
Amortization of debt and lease intangibles	19,686	6,583
Gains on acquisitions and dispositions of investments in real estate, net	(337,695)	(506,485)
Losses on early extinguishment of debt, net	163,361	164,155
Unrealized foreign currency and derivative losses (gains) and related amortization, net	1,993	(3,000)
Deferred income tax benefit	(84,594)	(6,823)
Increase in restricted cash, accounts receivable and other assets	(20,688)	(37,726)
Decrease in accounts payable and accrued expenses and other liabilities	(83,238)	(73,829)

Net cash provided by operating activities	450,787	332,248

Investing activities:
Real estate development activity	(776,441)	(541,678)
Real estate acquisitions	(389,818)	(402,358)
Tenant improvements and lease commissions on previously leased space	(95,812)	(105,324)
Non-development capital expenditures	(47,915)	(56,378)
Investments in and advances to unconsolidated entities	(1,324,530)	(1,036,410)
Return of investment from unconsolidated entities	188,507	356,969
Proceeds from repayment of notes receivable backed by real estate	188,000	—
Proceeds from dispositions and contributions of real estate properties	1,654,554	3,913,670
Acquisition of unconsolidated co-investment venture, net of cash received	—	(461,823)

Net cash provided by (used in) investing activities	(603,455)	1,666,668

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	15,085	1,502,394
Distributions paid on common and preferred units	(504,045)	(434,664)
Redemption of preferred units	(27,643)	(482,500)
Noncontrolling interest contributions	467,016	110,552
Noncontrolling interest distributions	(267,614)	(52,721)
Purchase of noncontrolling interest	(2,440)	(245,803)
Debt and capital issuance costs paid	(19,318)	(65,056)
Net proceeds from credit facilities	22,076	158,586
Repurchase and payments of debt	(3,731,044)	(3,985,781)
Proceeds from issuance of debt	4,024,785	1,565,883

Net cash used in financing activities	(23,142)	(1,929,110)

Effect of foreign currency exchange rate changes on cash	(3,440)	(48,923)
Net increase (decrease) in cash and cash equivalents	(179,250)	20,883
Cash and cash equivalents, beginning of period	491,129	100,810

Cash and cash equivalents, end of period	$311,879	$121,693

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

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. As of September 30, 2014, the REIT owned an approximate 99.63% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.37% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes. The REIT’s only significant asset is its investment in the Operating Partnership and therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. Under the model, a company will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for us on January 1, 2017. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In March 2013, the FASB issued an accounting standard update on the accounting for currency translation adjustment (“CTA”) when a parent sells or transfers part of its ownership interest in a foreign entity. When a company sells a subsidiary or group of assets that constitute a business while maintaining ownership of the foreign entity in which those assets or subsidiary reside, a complete or substantially complete liquidation of the foreign entity is required in order for a parent entity to release CTA to earnings. However, for a company that sells all or part of its ownership interest in a foreign entity, CTA is released upon the loss of a controlling financial interest in a consolidated foreign entity or partial sale of an equity method investment in a foreign entity. For step acquisitions, the CTA associated with the previous equity-method investment is fully released when control is obtained and consolidation occurs. We adopted this standard as of January 1, 2014, and it did not have, nor do we expect it to have, a material impact on the Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.	Business Combinations

Acquisitions of Unconsolidated Co-Investment Ventures

On August 6, 2013, we concluded the unconsolidated co-investment venture Prologis North American Industrial Fund III. The venture sold 73 properties to a third party and we subsequently acquired our partner’s 80% ownership interest in the venture. The allocation of net assets acquired was $519.2 million in real estate assets and $22.0 million of net other assets. The adjustments to finalize the purchase price allocation during the measurement period were not considered to be material to our financial position or results of operations. These properties were contributed in January 2014 to a consolidated venture in which we own 55% of the equity as discussed in Note 8. When we acquire a controlling interest in an equity investment, we mark our equity investment to fair value and recognize a gain or loss. In the second quarter of 2013, we also concluded an unconsolidated co-investment in Japan. We recognized a net gain of $35.9 million from these transaction for the nine months ended September 30, 2013, in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. The results of operations for these properties were not significant in 2013.

On October 2, 2013, we acquired our partner’s 78.4% interest in the unconsolidated co-investment venture Prologis SGP Mexico and concluded the venture. The allocation of net assets acquired was $409.5 million in real estate assets and $4.0 million of net other assets and $158.4 million in debt. The adjustments to finalize the purchase price allocation during the measurement period were not considered to be material to our financial position or results of operations. All properties acquired in this transaction were contributed in June 2014 to our new unconsolidated co-investment venture in Mexico, as discussed in Note 3. When we acquire a controlling interest in an equity investment, we mark our equity investment to fair value and recognize a gain or loss. We recognized a net loss of $1.1 million for this transaction during the fourth quarter of 2013. The results of operations for these properties were not significant in 2013.

3.	Real Estate

Investments in real estate properties are presented at cost, and consisted of the following (square feet and dollars in thousands):

	Square Feet / Acres (1)		No. of Buildings (1)		Investment Balance
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Industrial operating properties:
Improved land	--	--	--	--	$3,641,571	$4,074,647
Buildings and improvements	241,104	267,097	1,415	1,610	12,514,097	13,726,417
Development portfolio, including land costs:
Pre-stabilized	5,105	4,491	15	11	391,055	204,022
Properties under development	21,158	18,587	51	46	925,415	816,995
Land	9,226	9,747	--	--	1,533,590	1,516,166
Other real estate investments (2)	--	--	--	--	460,854	486,230

Total investments in real estate properties					19,466,582	20,824,477
Less accumulated depreciation					2,695,745	2,568,998

Net investments in real estate properties					$16,770,837	$18,255,479

(1)	Items indicated by ‘--‘ are not applicable.
(2)	Included in other real estate investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

At September 30, 2014, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

Real estate acquisition activity for the nine months ended September 30, was as follows (square feet and dollars in thousands):

	2014	2013
Acquisitions of properties from unconsolidated co-investment ventures
Number of properties	—	32
Square feet	—	9,958
Real estate acquisition value	$—	$731,644
Net gains	$—	$35,886
Building acquisitions from third parties
Number of properties	8	4
Square feet	1,004	1,134

Real estate acquisition value	$78,314	$48,922

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Dispositions

Real estate disposition activity for the nine months ended September 30, was as follows (square feet and dollars in thousands):

	2014	2013
Continuing Operations
Contributions to co-investment ventures
Number of properties	115	221
Square feet	22,806	62,213
Net proceeds	$1,627,424	$5,205,322
Net gains on contributions	$156,746	$407,788
Dispositions to third parties
Number of properties	106	—
Square feet	14,663	—
Net proceeds (1)	$955,240	$84,518
Net gains on dispositions (1)	$180,949	$2,280
Discontinued Operations
Number of properties	—	39
Square feet	—	4,802
Net proceeds from dispositions	$—	$297,465
Net gains from dispositions, including taxes	$—	$59,598

(1)	Dispositions to third parties include land sales.

In June 2014, we launched the initial public offering for FIBRA Prologis (“FIBRA”), a Mexican real estate investment trust, on the Mexican Stock Exchange. In connection with the offering, FIBRA purchased 177 properties aggregating 29.7 million square feet (12.6 million square feet from our wholly-owned portfolio, 7.6 million square feet from our consolidated co-investment venture Mexico Fondo Logistico (“AFORES”) and 9.5 million square feet from our unconsolidated co-investment venture Prologis Mexico Industrial Fund). We received 287.3 million equity units of FIBRA (priced at Ps 27.00 ($2.09)) in exchange for our combined investments and have a 45% ownership interest that we account for under the equity method. The closing price of the equity units on the Mexican Stock Exchange was Ps 28.10 ($2.08) per unit on September 30, 2014. Based on this transaction, we recognized a gain on disposition of investments in real estate of $52.5 million; current tax expense of $32.4 million; deferred tax benefit of $55.5 million; and earnings attributable to noncontrolling interest of $61.0 million, which represented the third party investors’ portion of this transaction.

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

We also have other ventures, generally with one partner and that we do not manage. At September 30, 2014, our investment in these other ventures totaled $173.5 million. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

Unconsolidated Co-Investment Ventures

As of September 30, 2014, we had investments in and managed unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. We account for our investments in these ventures under the equity method of accounting and, therefore, we record our share of each venture’s net earnings or loss as Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations. We earn fees for the services we provide to these ventures. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn promote fees based on the venture’s cumulative returns to the investors over time. We report these fees in Strategic Capital Income in the Consolidated Statements of Operations. In addition, we may earn fees for services provided to develop a building within these ventures and those fees are reflected in Development Management and Other Income in the Consolidated Statements of Operations.

In June 2014, we earned a promote fee from Prologis Targeted U.S. Logistics Fund of $42.1 million, which was based on the venture’s cumulative returns to the investors over the prior three-year period ended June 30, 2014. Of that amount, $31.3 million represented the third party investors’ portion and is reflected in Strategic Capital Income in the Consolidated Statements of Operations. We also recognized $4.2 million of expense which is reflected in Strategic Capital Expenses in the Consolidated Statements of Operations, representing the associated cash bonus paid pursuant to the terms of the Prologis Promote Plan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

During the nine months ended September 30, 2014, we increased our ownership of Prologis North American Industrial Fund (“NAIF”) to 63.3% by acquiring the equity units from several partners for $632.1 million. On October 20, 2014, we acquired an additional partner’s interest further increasing our ownership to 66.1% leaving one remaining limited partner, which resulted in us obtaining control over NAIF and required us to consolidate this entity in the fourth quarter of 2014.

In 2014, we also invested our proportionate ownership interest in certain other co-investment ventures for the acquisition of properties and repayment of debt, primarily in Europe.

As discussed in Note 3, we started a co-investment venture in Mexico in June 2014. During the first quarter of 2013, we started two co-investment ventures, one in Europe and one in Japan. We account for these ventures under the equity method and recognize strategic capital income from them.

The amounts recognized in Strategic Capital Income and Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations depend on the size of co-investment ventures that we manage and in which we have an equity interest. Our ownership interest in these ventures also impacts the equity in earnings we recognize. A summary of our unconsolidated co-investment ventures was as follows and represents 100% of the venture (square feet and total assets in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Americas:
Number of properties owned	814	709	737
Square feet	130,476	108,537	114,042
Total assets	$9,395,900	$8,014,339	$8,433,418
Europe:
Number of properties owned	629	571	534
Square feet	145,332	132,876	124,794
Total assets	$11,951,749	$11,818,786	$11,471,358
Asia:
Number of properties owned	51	43	37
Square feet	25,943	22,880	18,733
Total assets	$4,366,286	$4,032,125	$3,477,339
Total:
Number of properties owned	1,494	1,323	1,308
Square feet	301,751	264,293	257,569
Total assets	$25,713,935	$23,865,250	$23,382,115

The following is summarized financial information of the unconsolidated co-investment ventures, the amount we recognized as our share of their earnings and our investment (dollars in millions). The co-investment venture information represents the venture’s information (not our proportionate share) based on our GAAP basis in the entity.

2014 (1)	Americas	Europe	Asia	Total
For the three months ended September 30, 2014:
Revenues	$204.2	$250.5	$71.0	$525.7
Net operating income	$154.4	$198.0	$55.6	$408.0
Net earnings	$24.4	$38.7	$22.4	$85.5
Equity in earnings	$8.9	$14.6	$3.7	$27.2
For the nine months ended September 30, 2014:
Revenues	$551.1	$749.5	$209.2	$1,509.8
Net operating income	$405.8	$590.9	$162.9	$1,159.6
Net earnings (2)	$16.9	$166.9	$60.9	$244.7
Equity in earnings	$0.1	$66.8	$10.2	$77.1
As of September 30, 2014:
Amounts due to us (3)	$11.9	$16.7	$103.8	$132.4
Third party debt (4)	$3,309.4	$2,797.7	$1,758.0	$7,865.1
Total liabilities	$3,513.3	$3,822.5	$1,955.4	$9,291.2
Our weighted average ownership	40.2%	38.8%	15.0%	35.4%
Our investment balance	$2,371.3	$2,893.6	$375.6	$5,640.5
Deferred gains, net of amortization (5)	$120.3	$197.1	$111.9	$429.3

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2013 (1)	Americas	Europe	Asia	Total
For the three months ended September 30, 2013:
Revenues	$173.2	$215.3	$56.8	$445.3
Net operating income	$126.6	$170.1	$44.6	$341.3
Net earnings	$9.1	$41.9	$15.7	$66.7
Equity in earnings	$1.7	$20.0	$4.1	$25.8
For the nine months ended September 30, 2013:
Revenues	$538.4	$571.6	$160.0	$1,270.0
Net operating income	$393.9	$434.8	$121.3	$950.0
Net earnings (2)	$34.9	$77.8	$32.9	$145.6
Equity in earnings	$15.0	$36.3	$6.6	$57.9
As of December 31, 2013:
Amounts due to us (3)	$10.3	$43.7	$110.0	$164.0
Third party debt (4)	$2,999.1	$2,998.2	$1,715.2	$7,712.5
Total liabilities	$3,177.1	$4,113.6	$1,899.2	$9,189.9
Our weighted average ownership	22.7%	39.0%	15.0%	29.2%
Our investment balance	$1,194.0	$2,703.3	$352.7	$4,250.0
Deferred gains, net of amortization (5)	$139.6	$196.7	$94.8	$431.1

(1)	We had significant activity with our unconsolidated co-investment ventures in 2014 and 2013. As described above, we started FIBRA in June 2014. In connection with this transaction, we concluded our unconsolidated co-investment venture in Mexico. During 2013, we concluded three co-investment ventures and we started two new co-investment ventures.
(2)	During the nine months ended September 30, 2014, two ventures in the Americas recorded net gains of $16.9 million ($5.6 million was our share) from the disposition of 14 properties and FIBRA recorded acquisition costs of $37.2 million ($16.7 million was our share). During the nine months ended September 30, 2013, one venture in the Americas recorded net gains of $24.0 million from the disposition of three properties ($10.0 million was our share).
(3)	As of September 30, 2014 and December 31, 2013, we had receivables from Nippon Prologis REIT, Inc. (“NPR”) of $91.7 million and $88.5 million, respectively, related to customer security deposits that are made through a leasing company owned by Prologis that pertain to properties owned by NPR. We have a corresponding payable to NPR’s customers in Other Liabilities in the Consolidated Balance Sheets. As of December 31, 2013, we had receivables from Prologis European Logistics Partners Sàrl (“PELP”) for remaining sale proceeds of $35.5 million that were received in the first quarter of 2014. The remaining amounts generally represent current balances for services provided by us to the co-investment ventures.
(4)	As of September 30, 2014 and December 31, 2013, we did not guarantee any third party debt of our co-investment ventures.
(5)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

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

The following table is a summary of remaining equity commitments as of September 30, 2014 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$—	$351.5	$351.5	2015-2017
Prologis Targeted Europe Logistics Fund (1)	121.4	160.5	281.9	June 2015
Prologis European Properties Fund II (1)	78.6	179.3	257.9	September 2015
Europe Logistics Venture 1 (1)	21.9	123.9	145.8	December 2014
Prologis European Logistics Partners (2)	107.8	107.8	215.6	February 2016
Prologis China Logistics Venture (3)	226.9	1,285.6	1,512.5	2015 and 2017

Total	$556.6	$2,208.6	$2,765.2

(1)	Equity commitments are denominated in euro and reported above in U.S. dollars based on an exchange rate of 1.26 U.S. dollars to the euro.
(2)	The equity commitments for this venture are expected to fund the future repayment of debt that is denominated in British pounds sterling. The commitments will be called in euros and are reported above in U.S. dollars using an exchange rate of 1.62 U.S. dollars to the British pounds sterling.
(3)	In July 2014, we secured a $500 million increase in committed third-party equity for this venture.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Notes Receivable Backed by Real Estate

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

Our debt consisted of the following (dollars in thousands):

	September 30, 2014		December 31, 2013
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	1.1%	$741,610	1.2%	$725,483
Senior notes	3.9%	5,443,138	4.5%	5,357,933
Exchangeable senior notes	3.3%	451,999	3.3%	438,481
Secured mortgage debt	5.9%	1,141,772	5.6%	1,696,597
Secured mortgage debt of consolidated entities	3.9%	26,064	4.7%	239,992
Term loans	1.1%	1,001,930	1.7%	535,908
Other debt	6.2%	16,439	6.2%	16,822

Totals	3.6%	$8,822,952	4.2%	$9,011,216

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discounts).
(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($3.2 billion), Japanese yen ($0.5 billion) and British pounds sterling ($0.1 billion).

Credit Facilities

We have a global senior credit facility (the “Global Facility”), in which funds may be drawn in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis. In June 2014, the Global Facility was amended to increase the availability from $2.0 billion to $2.5 billion (subject to currency fluctuations, approximately $2.43 billion at September 30, 2014). We also have a ¥45 billion ($410.0 million at September 30, 2014) Japanese yen revolver (the “Revolver”) with availability to increase to ¥56.5 billion ($514.8 million at September 30, 2014). We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

Commitments and availability under our Credit Facilities as of September 30, 2014, were as follows (in millions):

Aggregate lender - commitments	$2,840.2
Less:
Borrowings outstanding	741.6
Outstanding letters of credit	45.5

Current availability	$2,053.1

Senior Notes

During the nine months ended September 30, 2014, and through the date of this report, we issued the following senior notes (in thousands except for percentages):

Issuance Date	Principal Amount (1)		Interest Rate	Effective Interest Rate	Maturity Date
February 2014 (2)	€700,000	$959,420	3.375%	3.52%	February 2024
June 2014 (2)	€500,000	$680,550	3.000%	3.10%	June 2026
October 2014 (3)	€600,000	$756,420	1.375%	1.40%	October 2020

(1)	This debt is denominated in euro and the exchange rate used to calculate into U.S. dollar was the effective rate at the date of the transaction.
(2)	We used the net proceeds for general corporate purposes, including to repurchase senior debt and to repay borrowings under our multi-currency senior term loan and our Global Facility.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(3)	We used the net proceeds for general corporate purposes, including the acquisition and development of properties and additional investments in our European co-investment ventures.

During 2014, we repurchased or repaid $1.3 billion of certain of our senior notes and other debt that was scheduled to mature during 2015 through 2018 in an effort to reduce our overall borrowing rate and extend our debt maturities. This resulted in a net loss from early extinguishment of $84.8 million and $163.4 million, respectively, for the three and nine months ended September 30, 2014.

Exchangeable Senior Notes

The fair value of the embedded derivative associated with our exchangeable notes was a liability of $19.9 million and $41.0 million at September 30, 2014 and December 31, 2013, respectively. In adjusting to fair value, we recognized unrealized gains of $27.6 million and $21.2 million for the three and nine months ended September 30, 2014, respectively, and we recognized unrealized gains of $6.5 million and unrealized losses of $6.6 million for the three and nine months ended September 30, 2013, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

Term Loans

On June 19, 2014, we terminated our existing senior term loan agreement and entered into a new agreement (the “Euro Term Loan”) under which loans can be obtained in U.S. dollars, euro, Japanese yen, and British pounds sterling in an aggregate amount not to exceed €500 million ($629.2 million at September 30, 2014). We may pay down and re-borrow under the Euro Term Loan and increase the borrowings up to €1.0 billion ($1.3 billion at September 30, 2014), subject to obtaining additional lender commitments. The Euro Term Loan was fully drawn at September 30, 2014). The loan is scheduled to mature in June 2017; however, we may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and payment of an extension fee.

In May 2014, we entered into a Japanese yen term loan (“Yen Term Loan”), under which we may obtain loans in an aggregate amount not to exceed ¥40.9 billion ($372.8 million at September 30, 2014). We may increase the borrowings to ¥51.1 billion ($465.6 million at September 30, 2014), subject to obtaining additional lender commitments. The Yen Term Loan is scheduled to mature in 2021, and the interest rate is yen LIBOR plus 120 basis points. The Yen Term Loan was fully drawn at September 30, 2014.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2014 and for each of the years in the period ending December 31, 2023, and thereafter were as follows at September 30, 2014 (in millions):

	Prologis						Consolidated Entities’ Debt	Total Consolidated Debt
	Unsecured				Secured Mortgage Debt	Total
Maturity	Senior Debt	Exchangeable Notes	Credit Facilities	Other Debt
2014(1)	$—	$—	$—	$1	$16	$17	$2	$19
2015(2)	—	460	—	1	10	471	4	475
2016	—	—	—	1	311	312	3	315
2017(3)	377	—	742	630	227	1,976	1	1,977
2018	262	—	—	1	111	374	1	375
2019	693	—	—	—	285	978	2	980
2020	375	—	—	1	6	382	2	384
2021	500	—	—	373	11	884	2	886
2022	881	—	—	1	7	889	3	892
2023	850	—	—	1	7	858	1	859
Thereafter	1,510	—	—	8	128	1,646	5	1,651

Subtotal	5,448	460	742	1,018	1,119	8,787	26	8,813
Unamortized premiums (discounts), net	(5)	(8)	—	—	23	10	—	10

Total	$5,443	$452	$742	$1,018	$1,142	$8,797	$26	$8,823

(1)	We expect to repay the amounts maturing in 2014 with cash generated from operations, proceeds from the disposition of real estate properties and with borrowings on our Credit Facilities.
(2)	The exchangeable notes mature in March 2015 and may be exchanged at an initial conversion rate of 25.8244 shares of our common stock per $1,000 principal amount of notes.
(3)	Included in the 2017 maturities in Credit Facilities is our Global Facility and in other debt is the Euro Term Loan that can be extended until 2018 and 2019, respectively.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of September 30, 2014, we were in compliance with all covenants.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership

Preferred Stock of the REIT

We have one series of preferred stock outstanding, the series Q preferred stock, with a liquidation preference of $50 per share, a par value of $0.01 and a dividend rate of 8.54%, which will be redeemable at our option on and after November 13, 2026. During the second quarter of 2014, we repurchased approximately 435,300 shares and recognized a loss on preferred stock redemption of $6.5 million, which primarily represented the difference between redemption value and carrying value net of original issuance costs.

Partners’ Capital of the Operating Partnership

During the third quarter of 2014, we issued limited partnership units in the Operating Partnership in connection with our long-term compensation plans. See Note 9 for more information.

8.	Noncontrolling Interests

We consolidate several entities in which we do not own 100% of the common equity. In certain partnerships, the units of the entity are exchangeable into our common stock.

If we contribute a property to a consolidated co-investment venture, the property is still reflected in the Consolidated Financial Statements. However, due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties that represents the portion of the ownership attributable to our partners. The difference between cash received and historical cost is reflected as an adjustment to Additional Paid-in Capital in the Consolidated Balance Sheets with no gain or loss recognized.

In January 2014, we closed on a U.S. co-investment venture, Prologis U.S. Logistics Venture, in which we hold a 55% equity ownership interest. The venture is consolidated for accounting purposes due to the structure and voting rights of the venture. At closing, the venture acquired from us a portfolio of 66 operating properties aggregating 12.8 million square feet for an aggregate purchase price of $1.0 billion.

The noncontrolling interests of the REIT include the noncontrolling interests of the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of September 30, 2014, the REIT owned 99.63% common general partnership units in the Operating Partnership.

The following is a summary of the noncontrolling interests and the consolidated entity’s total investment in real estate and debt at September 30, 2014 and December 31, 2013 (in thousands, except for percentages):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2014	2013	2014	2013	2014	2013	2014	2013
Partnerships with exchangeable units (1)	various	various	$70,255	$75,532	$709,223	$783,052	$—	$—
Mexico Fondo Logistico (AFORES) (2)	20.0%	20.0%	39,407	220,292	29,190	457,006	—	191,866
Brazil Fund (3)	50.0%	50.0%	72,908	65,006	—	—	—	—
Prologis AMS (4)	N/A	38.5%	—	24,791	—	58,575	—	17,063
Prologis U.S. Logistics Venture (5)	55.0%	N/A	431,929	—	1,004,753	—	—	—
Other consolidated entities	various	various	31,905	31,465	309,899	312,358	26,064	31,063

Operating Partnership noncontrolling interests			646,404	417,086	2,053,065	1,610,991	26,064	239,992
Limited partners in the Operating Partnership (6)			50,244	48,209	—	—	—	—

REIT noncontrolling interests			$696,648	$465,295	$2,053,065	$1,610,991	$26,064	$239,992

(1)	At September 30, 2014 and December 31, 2013, there were 1,887 and 1,949 limited partnership units, respectively, that were exchangeable for cash or an equal number of shares of the REIT’s common stock at our option. In 2014, 62 limited partnership units were redeemed for cash. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.
(2)	In June 2014, AFORES contributed the majority of its operating properties and the balance of its secured debt to FIBRA. The difference between the amount received and the noncontrolling interest balance related to the properties contributed was $34.6 million, and was adjusted through equity with no gain or loss recognized. See Note 3 for more information on this transaction.
(3)	We have a 50% ownership interest in and consolidate the Prologis Brazil Logistics Partners Fund (“Brazil Fund”). The Brazil Fund’s assets are primarily investments in unconsolidated entities of $164.5 million at September 30, 2014. For additional information on our unconsolidated investments, see Note 4.
(4)	During the second quarter of 2014, Prologis AMS sold its remaining two operating properties to a third party for net proceeds of $63.9 million.
(5)	As discussed above, this was a newly formed co-investment venture in the first quarter of 2014.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(6)	At September 30, 2014 and December 31, 2013, there were 1,767 units that were associated with the limited partners in the Operating Partnership and were exchangeable for cash or into an equal number of shares of the REIT’s common stock at our option. As discussed in Note 9, we issued an additional 113 units in the third quarter of 2014 that are not exchangeable. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

9.	Long-Term Compensation

At September 30, 2014, Prologis had stock options and full value awards (restricted stock, performance share awards and restricted stock units (“RSUs”) of Prologis and a special class of limited partnership units of the Operating Partnership (“LTIP Units”), as described below) outstanding under its incentive plans.

Summary of Activity

The activity for the nine months ended September 30, 2014, with respect to our RSU and performance share awards, was as follows (number of shares in thousands):

	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards Vested
Balance at December 31, 2013	2,266
Granted (1)	1,333
Vested and distributed	(1,019)
Forfeited	(54)

Balance at September 30, 2014	2,526	$39.39	106

(1)	All awards granted during the period were in the form of RSUs and generally vest over three years.

The activity for the nine months ended September 30, 2014, with respect to our stock options, was as follows (number of options in thousands):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2013	6,253
Exercised	(548)
Forfeited / Expired	(193)

Balance at September 30, 2014	5,512	$34.74	5,511

Outperformance Plan

We grant awards in the form of points under our Outperformance Plan (“OPP”) corresponding to three-year performance periods. As of September 30, 2014, all awards were equity classified. At the end of the applicable performance period, if the performance criteria are met, the participants’ points will be paid in the form of common stock of the REIT. The fair value of the awards are measured as of the grant date and amortized over the performance period.

We granted points on February 13, 2014, with a fair value of $23.1 million as of the date of the grant using a Monte Carlo valuation model that assumed a risk free interest rate of 0.67% and an expected volatility of 46% for Prologis and 30% for the index of selected peer companies. Such points relate to a three-year performance period that began on January 1, 2014, and will end on December 31, 2016. We also granted points in 2013 (three-year performance period will end on December 31, 2015) and 2012 (three-year performance period will end on December 31, 2014).

We recognized $6.9 million and $20.8 million of compensation expense related to our outstanding OPP awards during the three and nine months ended September 30, 2014, respectively, and $5.0 million and $18.0 million during the three and nine months ended September 30, 2013, respectively.

Prologis Promote Plan

The Prologis Promote Plan (“PPP”) was modified in the third quarter of 2014 to allow certain participants the option to receive LTIP Units in lieu of RSUs. Under the PPP, the awards may be settled in cash or RSUs (or LTIP Units if elected), which vest over a specified period of time. Each LTIP Unit represents a partnership interest in the Operating Partnership and, after vesting, may be convertible into a common unit in the Operating Partnership after the satisfaction of certain conditions. This modification did not trigger additional compensation expense. A compensation pool was funded in August 2014 associated with an incentive fee earned from one of our co-investment ventures. The total value of the awards in the third quarter 2014 from this compensation pool was $11.3 million, of which $4.2 million was paid in cash, approximately 57,000 RSUs were issued with a grant date fair value of $2.4 million and approximately 113,000 LTIP Units were issued with a grant date fair value of $4.7 million. The RSUs and LTIP Units vest over three years.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Rental income and recoveries	$7,928	$28,620
Rental expenses	(2,677)	(9,638)
Depreciation and amortization	(3,802)	(12,868)
Interest expense	(243)	(975)

Income attributable to disposed properties and assets held for sale	$1,206	$5,139

11.	Earnings Per Common Share / Unit

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

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REIT
Net earnings (loss) attributable to common stockholders	$136,245	$(7,534)	$213,626	$256,365
Noncontrolling interest attributable to exchangeable limited partnership units	493	(48)	767	1,446
Gains, net of expenses, associated with exchangeable debt assumed exchanged	(18,658)	—	—	—

Adjusted net earnings (loss) attributable to common stockholders	$118,080	$(7,582)	$214,393	$257,811

Weighted average common shares outstanding - Basic (1)	499,292	497,989	499,045	482,007
Incremental weighted average effect on exchange of limited partnership units (2)	1,843	1,859	1,792	3,099
Incremental weighted average effect of stock awards and warrants	3,074	—	3,374	3,303
Incremental weighted average effect on exchange of exchangeable debt	11,879	—	—	—

Weighted average common shares outstanding - Diluted (3)	516,088	499,848	504,211	488,409

Net earnings (loss) per share attributable to common stockholders -
Basic	$0.27	$(0.02)	$0.43	$0.53
Diluted	$0.23	$(0.02)	$0.43	$0.53

Operating Partnership
Net earnings (loss) attributable to common unitholders	$136,738	$(7,582)	$214,393	$257,374
Noncontrolling interest attributable to exchangeable limited partnership units	—	—	—	437
Gains, net of expenses, associated with exchangeable debt assumed exchanged	(18,658)	—	—	—

Adjusted net earnings (loss) attributable to common unitholders	$118,080	$(7,582)	$214,393	$257,811

Weighted average common partnership units outstanding - Basic (1)	501,135	499,848	500,837	483,889
Incremental weighted average effect on exchange of limited partnership units	—	—	—	1,217
Incremental weighted average effect of stock awards and warrants of the REIT	3,074	—	3,374	3,303
Incremental weighted average effect on exchange of exchangeable debt	11,879	—	—	—

Weighted average common partnership units outstanding - Diluted (3)	516,088	499,848	504,211	488,409

Net earnings (loss) per unit attributable to common unitholders -
Basic	$0.27	$(0.02)	$0.43	$0.53
Diluted	$0.23	$(0.02)	$0.43	$0.53

(1)	The increase in shares/units between the nine months ended September 30, 2014 and 2013 is due primarily to an equity offering in April 2013.
(2)	Income allocated to the exchangeable Operating Partnership units not held by the REIT has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit amount is the same. The incremental weighted average exchangeable Operating Partnership units were 1,843 and 1,859 for the three months ended September 30, 2014 and 2013, respectively, and were 1,792 and 1,882 for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Total weighted average potentially dilutive stock awards and warrants outstanding were 14,170 and 14,133 for the three months ended September 30, 2014 and 2013, respectively, and were 14,903 and 14,070 for the nine months ended September 30, 2014 and 2013, respectively. Total weighted average potentially dilutive shares/units from exchangeable debt outstanding were 11,879 for all periods presented. Excluding the Operating Partnership units discussed above, total weighted average potentially dilutive limited partnership units outstanding were 1,944 and 1,950 for the three months ended September 30, 2014 and 2013, respectively, and were 1,947 and 1,426 for the nine months ended September 30, 2014 and 2013, respectively.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Foreign Currency

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the projected net operating income of our international subsidiaries, primarily in Europe. Foreign currency collars mitigate foreign currency exchange rate risk associated with the projected net operating income of our international subsidiaries. This strategy includes the purchase of a foreign currency put option, combined with the sale of a foreign currency call option such that there is no cash outlay at execution. The put option contracts provide us with the option to exchange euros for U.S. dollars at a fixed exchange rate if the euro were to depreciate against the U.S. dollar, such that, if the euro were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. The call option would create an obligation to exchange euros for U.S. dollars at a fixed exchange rate if the euro were to appreciate against the U.S. dollar, such that, if the euro were to appreciate against the U.S. dollar to predetermined levels as set by the contracts we would be obligated to pay out under the contract and offset our foreign currency exchange gains. This strategy effectively locks in a range around the rate at which net operating earnings of our international subsidiaries will be translated into U.S. dollars.

Foreign currency option contracts are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

We hedge the net assets of certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. We measure the effectiveness of our net investment hedges by using the changes in forward exchange rates because this method reflects our risk management strategies, the economics of those strategies in the financial statements and better manages interest rate differentials between different countries. Under this method, all changes in fair value of the forward currency derivative contracts designated as net investment hedges are reported in equity in the foreign currency translation component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets (“AOCI”) and offsets translation adjustments on the underlying net assets of our foreign investments, which are also recorded in AOCI. Ineffectiveness, if any, is recognized in earnings at the time the ineffectiveness occurred.

We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. In certain circumstances, we may also borrow debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact to our earnings from the fluctuations in the exchange rate, we may designate the debt as a non-derivative financial instrument hedge. We measure our effectiveness in the same manner as our net investment hedges described above. As a result, the change in the value of this debt upon translation is recorded in the foreign currency translation component of AOCI to offset the foreign currency fluctuations related to the net investment in our subsidiaries with the same functional currency as the debt.

Interest Rate

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. We may enter into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement. The effective portion of the gain or loss on the derivative is reported as a component of AOCI in the Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. Ineffectiveness, if any, is recognized in Interest Expense at the time the ineffectiveness occurred.

Summary of Activity

The following table summarizes the activity in our derivative instruments (in millions):

2014
	Foreign Currency Contracts								Interest Rate Swaps (2)
	Euro Forward Contracts		GBP Forward Contracts		Yen Forward Contracts		Euro Option Contracts (1)
Notional amounts at January 1	€600	$800	£—	$—	¥24,136	$250	€—	$—	$71
New contracts	1,446	1,979	238	400	79,010	769	141	187	373
Matured or expired contracts	(1,446)	(1,979)	—	—	(79,010)	(769)	(66)	(90)	—

Notional amounts at September 30	€600	$800	£238	$400	¥24,136	$250	€75	$97	$444

Weighted Average Forward Rate at September 30		1.33		1.68		96.54		1.30
Active contracts at September 30		7		3		3		5	3

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2013
	Foreign Currency Contracts				Interest Rate Swaps (3)
	Euro Forward Contracts		Yen Forward Contracts
Notional amounts at January 1	€1,000	$1,304	¥—	$—	$1,315
New contracts	600	800	24,136	250	—
Matured or expired contracts	(1,000)	(1,304)	—	—	(1,230)

Notional amounts at September 30	€600	$800	¥24,136	$250	$85

(1)	During the three and nine months ended September 30, 2014, we exercised one and two put options, respectively, and recognized a net gain of approximately $1.0 million and $1.1 million, respectively. We had five foreign currency collars outstanding at September 30, 2014.
(2)	During the third quarter of 2014, we entered into two contracts with a total notional amount of ¥40.9 billion to effectively fix the interest rate on the Yen Term Loan. See Note 6 for more information on our Yen Term Loan.
(3)	During the nine months ended September 30, 2013, we settled 12 contracts with a notional value of $319.9 million, and contributed 13 contracts with a notional value of $383.9 million related to the transfer of assets to the newly formed PELP co-investment venture. We also settled five contracts in Japan with a notional value of $526.4 million in connection with the contribution of properties to NPR.

As discussed in Note 6, we issued €1.2 billion ($1.6 billion) of debt during the nine months ended September 30, 2014. This debt was issued by the Operating Partnership, which is a U.S. dollar functional entity, and designated as a non-derivative financial instrument hedge. As of September 30, 2014 and December 31, 2013, we had €1.9 billion ($2.4 billion) and €700 million ($1.0 billion) of debt, respectively, designated as non-derivative financial instrument hedges on our net investment in international subsidiaries. Amounts included in AOCI in the Consolidated Balance Sheets for our non-derivative financial instrument hedges at September 30, 2014 and December 31, 2013, were gains of $214.6 million and losses of $14.9 million, respectively.

All derivatives are recognized at fair value in the Consolidated Balance Sheets and are within the line items Other Assets or Accounts Payable and Accrued Expenses, as applicable. As discussed above, changes in the fair value of derivatives that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations are recorded as accumulated gains (losses) in AOCI in the Consolidated Balance Sheets. The following table presents the fair value of our derivative instruments (in thousands):

	September 30, 2014			December 31, 2013
	Asset	Liability	AOCI	Asset	Liability	AOCI
Net investment hedges - euro denominated	$16,441	$—	$18,565	$137	$30,302	$(21,705)
Net investment hedges - yen denominated	28,184	—	36,385	20,104	—	22,102
Net investment hedges - pounds sterling denominated	15,840	—	15,840	—	—	—
Foreign currency options - euro denominated (1)	1,082	—	—	—	—	—
Interest rate swap hedges	—	4,723	(820)	—	5,638	(591)
Our share of derivatives from un consolidated co-investment ventures (2)	- -	- -	(21,406)	- -	- -	(13,851)

Total fair value of derivatives	$61,547	$4,723	$48,564	$20,241	$35,940	$(14,045)

(1)	As discussed above, the foreign currency options are not designated as hedges. We recognized gains of $1.1 million in Foreign Currency and Derivative Gains and (Losses) and Related Amortization, Net in the Consolidated Statements of Operations from the change in value of our outstanding foreign currency collars for the three and nine months ended September 30, 2014.
(2)	Items indicated by ‘- -’ are not applicable

During the three and nine months ended September 30, 2014, we did not record any ineffectiveness on our derivative contracts. During the three and nine months ended September 30, 2013, we had no significant hedge ineffectiveness. In addition, the effective portion of the gain or loss on the interest rate swaps reclassified to interest expense was not considered significant for all periods presented, and is not expected to be significant for the next 12 months.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivative net investment hedges (1)	$93,502	$(23,801)	$70,393	$10,395
Interest rate swap hedges	(39)	(821)	(229)	71
Our share of derivatives from unconsolidated co-investment ventures	(4,474)	3,584	(7,555)	21,768

Total gain (loss) on derivative instruments	88,989	(21,038)	62,609	32,234
Non-derivative net investment hedges	204,250	—	214,570	—

Total gain (loss) on derivative and non-derivative instruments	$293,239	$(21,038)	$277,179	$32,234

(1)	This includes gains of $5.9 million and losses of $5.5 million for the three and nine months ended September 30, 2014, respectively, and a gain of $4.3 million for the nine months ended September 30, 2013, upon the settlement of net investment hedges.

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

Fair Value Measurements on a Recurring Basis

At September 30, 2014 and December 31, 2013, other than the derivatives discussed above and in Note 6, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements. The fair value of our derivative instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. The fair values of our net investment hedges are based upon the change in the spot rate at the end of the period as compared to the strike price at inception.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, all of our derivatives held as of September 30, 2014 and December 31, 2013, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Non-Recurring Basis

Assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. There were no assets that met these criteria at September 30, 2014 or December 31, 2013.

Fair Value of Financial Instruments

At September 30, 2014 and December 31, 2013, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At September 30, 2014 and December 31, 2013, the fair value of our senior notes and exchangeable senior notes has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2014 and December 31, 2013, as compared with those in effect when the debt was issued or acquired, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$741,610	741,610	$725,483	$725,679
Senior notes	5,443,138	5,885,585	5,357,933	5,698,864
Exchangeable senior notes	451,999	485,077	438,481	514,381
Secured mortgage debt	1,141,772	1,272,061	1,696,597	1,840,829
Secured mortgage debt of consolidated entities	26,064	26,678	239,992	246,324
Term loans and other debt	1,018,369	1,020,895	552,730	560,714

Total debt	$8,822,952	$9,431,906	$9,011,216	$9,586,791

13.	Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital (formerly Investment Management). We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Real estate operations:
Americas	$324,877	$324,294	$1,025,349	$948,165
Europe	20,422	26,199	57,083	154,961
Asia	15,782	24,243	51,776	85,031

Total Real Estate Operations segment	361,081	374,736	1,134,208	1,188,157

Strategic capital:
Americas	18,567	18,357	80,457	49,972
Europe	24,713	20,037	65,866	44,504
Asia	10,790	9,928	29,391	31,089

Total Strategic Capital segment	54,070	48,322	175,714	125,565

Total revenues	$415,151	$423,058	$1,309,922	$1,313,722

Net operating income:
Real estate operations:
Americas	$230,515	$225,664	$727,245	$658,458
Europe	12,072	18,623	31,706	104,321
Asia	11,302	17,268	37,469	60,882

Total Real Estate Operations segment	253,889	261,555	796,420	823,661

Strategic capital:
Americas	6,451	5,578	38,599	8,822
Europe	17,791	14,115	43,600	28,516
Asia	7,386	6,606	19,073	21,289

Total Strategic Capital segment	31,628	26,299	101,272	58,627

Total segment net operating income	285,517	287,854	897,692	882,288
Reconciling items:
General and administrative expenses	(58,203)	(55,034)	(181,781)	(166,140)
Depreciation and amortization	(149,202)	(155,439)	(471,059)	(483,215)
Earnings from unconsolidated entities, net	28,514	26,365	79,411	59,554
Interest expense	(69,086)	(84,642)	(234,793)	(291,496)
Interest and other income, net	550	5,653	19,716	21,772
Gains on acquisitions and dispositions of investments in real estate, net	151,057	46,074	337,695	445,954
Foreign currency and derivative gains (losses) and related amortization, net	20,792	6,875	2,738	15
Losses on early extinguishment of debt, net	(86,076)	(114,196)	(163,361)	(164,155)

Total reconciling items	(161,654)	(324,344)	(611,434)	(577,711)

Earnings (loss) before income taxes	$123,863	$(36,490)	$286,258	$304,577

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets:
Real estate operations:
Americas	$14,811,609	$16,293,109
Europe	1,865,727	1,634,867
Asia	870,852	1,176,774

Total Real Estate Operations segment	17,548,188	19,104,750

Strategic capital (1):
Americas	20,954	22,154
Europe	56,103	60,327
Asia	2,861	3,634

Total Strategic Capital segment	79,918	86,115

Total segment assets	17,628,106	19,190,865

Reconciling items:
Investments in and advances to unconsolidated entities	5,814,056	4,430,239
Notes receivable backed by real estate and other	—	192,042
Cash and cash equivalents	311,879	491,129
Other assets	318,062	268,032

Total reconciling items	6,443,997	5,381,442

Total assets	$24,072,103	$24,572,307

(1)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Strategic Capital segment.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

14.	Supplemental Cash Flow Information

Significant non-cash investing and financing activities for the nine months ended September 30, 2014 and 2013 are discussed below.

•	As partial consideration for properties we contributed to FIBRA and the conclusion of an unconsolidated co-investment venture during the second quarter of 2014, we received ownership interests of $601.6 million and FIBRA assumed $345.1 million of secured debt. See Note 3 for additional information.

•	During the nine months ended September 30, 2014 and 2013, we capitalized portions of the total cost of our stock-based compensation awards of $16.1 million and $12.5 million, respectively, to the investment basis of our real estate or other assets.

•	As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received ownership interests of $1.3 billion, representing a 50% ownership interest, and PELP assumed $353.2 million of secured debt.

•	In connection with acquiring our partners’ interest in Prologis Institutional Alliance Fund II in June 2013, we issued 804,734 limited partnership units worth $31.3 million in one of our limited partnerships.

•	During the nine months ended September 30, 2013, we received $19.5 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities.

The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2014 and 2013, was $222.1 million and $308.9 million, respectively.

During the nine months ended September 30, 2014 and 2013, cash paid for income taxes, net of refunds, was $93.9 million and $80.3 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of September 30, 2014, the related consolidated statements of operations, and consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013, the related consolidated statement of equity for the nine-month period ended September 30, 2014 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

November 4, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of September 30, 2014, the related consolidated statements of operations, and consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013, the related consolidated statement of capital for the nine-month period ended September 30, 2014 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

November 4, 2014

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

Management’s Overview

We are the leading owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of September 30, 2014, we owned and managed operating properties and development projects totaling 585 million square feet (54 million square meters) in 21 countries. These properties were leased to more than 4,700 customers, including manufacturers, retailers, transportation companies and third-party logistics providers.

Prologis, Inc. (the “REIT”) is a self-administered and self-managed real estate investment trust, and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate the REIT and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to the REIT and its consolidated subsidiaries, including the Operating Partnership, collectively.

Our business is comprised of two operating segments: Real Estate Operations and Strategic Capital (formerly Investment Management).

Real Estate Operations Segment

Rental Operations. This represents the primary source of our revenues, earnings and funds from operations (“FFO”). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We expect to generate long-term internal growth in rental income by maintaining a high occupancy rate, controlling expenses and through rent increases. Our rental income is diversified due to our global presence and broad customer base. We believe that our property management, leasing and maintenance teams, together with our capital expenditure, energy management and risk management programs create cost efficiencies, and allow us to capitalize on the economies of scale inherent in owning, operating and growing a large global portfolio.

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

Growth Strategies

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet provide us with unique competitive advantages. We have a plan to grow revenue, earnings, net operating income (“NOI”), Core FFO (see definition below) and dividends that is based on the following three key elements:

•

Rising Rents. Market rents are growing across the majority of our markets at a pace ahead of our prior forecast. We believe this trend will continue, as market rents are still below replacement-cost-justified rents. We believe demand for logistics facilities is strong across the globe and will support increases in net effective rents as many of our in-place leases were originated during low rent periods. As we are able to recover the majority of our operating expenses from customers, the increase in rent translates into increased net operating income, earnings and cash flow. We had positive rent change on rollover (when comparing the net effective rent of the new lease to the prior lease for the same space) during each quarter of 2014, ranging between 6.6% and 9.7%, and the third quarter was our seventh consecutive quarter to have rent increases.

•	Value Creation from Development. We believe one of the keys to a successful development program is to control land in strategic locations. Based on our current estimates, our land bank has the potential to support the development of nearly 180 million additional square feet. We believe that the carrying value of our land bank is below the current fair value and we expect to realize this value going forward through development or sales. During the first nine months of 2014, in our owned and managed portfolio, we stabilized development projects with a total expected investment of $858.0 million. We estimate that after stabilization these buildings have a value that is 23% more than their book value (using estimated yield and capitalization rates from our underwriting models).

•	Economies of Scale from Growth in Assets Under Management. We believe we have the infrastructure and an acquisition pipeline that will allow us to increase our investments in real estate, with minimal increases to general and administrative expenses. Since the beginning of 2014, our owned and managed real estate assets increased through the acquisition of $1.4 billion of buildings, principally in our unconsolidated ventures in Europe, and development starts with a total expected investment of $1.3 billion; offset partially by dispositions to third parties of $981.0 million.

Summary of 2014

During the nine months ended September 30, 2014, we completed the following activities as further described in the Consolidated Financial Statements:

•	In January, we closed on a U.S. co-investment venture, Prologis U.S. Logistics Venture (“USLV”), in which we have a 55% equity ownership and consolidate for accounting purposes. At closing, the venture acquired a portfolio of 66 operating properties from us aggregating 12.8 million square feet for a purchase price of $1.0 billion.

•	In June, we launched the initial public offering for FIBRA, a Mexican real estate investment trust, on the Mexican Stock Exchange. In connection with the offering, FIBRA purchased its initial portfolio of $1.6 billion from us and our co-investment ventures. We received equity units in FIBRA in exchange for our combined investments and have a 45% ownership interest that we account for under the equity method.

•	We earned a promote fee in June from our co-investment venture, Prologis Targeted U.S. Logistics Fund, of $42.1 million, which was based on the venture’s cumulative returns to the investors over the last three years. Of that amount, $31.3 million represented the third party investors’ portion and is reflected in Strategic Capital Income in the Consolidated Statements of Operations.

•	During the nine months ended September 30, 2014, we increased our ownership of Prologis North American Industrial Fund (“NAIF”) to 63.3% by acquiring the equity units from several partners for $632.1 million. On October 20, 2014, we acquired an additional partner’s interest further increasing our ownership to 66.1% leaving one remaining limited partner, which resulted in us obtaining control over NAIF and required us to consolidate this entity in the fourth quarter of 2014. As a result of remeasuring our equity investment to fair value in the fourth quarter upon consolidation, we expect to recognize a gain. We also invested $534.0 million in two of our European unconsolidated co-investment ventures, which represented our proportionate ownership interest, for the acquisition of properties and repayment of debt.

•	We generated net proceeds of $2.6 billion (after the deferral of our ownership in the ventures) from the contribution and dispositions of real estate investments, including FIBRA as discussed above, and recognized a net gain of $337.7 million, which was predominately driven by our contribution of stabilized properties in Japan to NPR.

•	We issued €1.8 billion ($2.4 billion) of senior notes (including €600 million ($756.4 million) issued in early October), entered into a new yen term loan and replaced our euro term loan. This reduced our weighted average interest rate and extended our maturities, as further discussed below in Liquidity and Capital Resources. We used the net proceeds to buy back senior notes of $1.3 billion through private transactions, repay borrowings under our credit facilities and term loan and for general corporate purposes.

Results of Operations

Nine Months Ended September 30, 2014 and 2013

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

NOI from the Real Estate Operations segment for the nine months ended September 30 was as follows (dollars in thousands):

	2014	2013
Rental and other income	$879,898	$934,220
Rental recoveries	254,310	253,937
Rental and other expenses	(337,788)	(364,496)

NOI - Real Estate Operations segment	$796,420	$823,661

Operating margin	70.2%	69.3%
Average occupancy	94.0%	92.5%

Detail of our consolidated operating properties was as follows (square feet in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Number of properties	1,415	1,610	1,650
Square Feet	241,104	267,097	268,542
Occupied %	94.1%	94.9%	93.3%

Below are the key drivers that have influenced the NOI of this segment:

•	We contributed a significant number of properties into two new unconsolidated co-investment ventures in February and March 2013 and to FIBRA in June 2014. As a result of all of the contributions in 2013 and 2014, our NOI decreased $84.4 million for the nine months ended September 30, 2014, from the same period in 2013. Since we have an ongoing ownership interest in these ventures, the results remained in Continuing Operations in the Consolidated Statements of Operations through the contribution date, as opposed to being reclassified to Discontinued Operations in 2013 as discussed below for third party dispositions.

•	Average occupancy in our operating properties increased 150 basis points to 94.0% for the nine months ended September 30, 2014, from 92.5% for the same period in 2013. We leased a total of 49.3 million square feet during the nine months ended September 30, 2014, compared to 48.0 million square feet during the same period in 2013.

•	We recognize changes in rental income from certain contractual rent increases from our existing leases and from rent change on new leases. If a lease has a contractual rent increase based on the consumer price index or similar metric that is not known at the time of lease signing, it is not included in rent leveling and therefore any increase will impact the rental income we recognize.

•	We have recognized an increase in rental rates on the turnover of existing leases for the last seven quarters that has resulted in higher average rental rates in our portfolio and increased rental income and NOI.

•	We increase the size of our portfolio through acquisition and development activity. Our NOI increased $65.0 million due to the completion or acquisition of 43 properties in the first nine months of 2014 and 42 properties in all of 2013. We expect to continue our acquisition and development activity in the future.

•	Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 78.9% and 73.2% of total rental expenses for the nine months ended September 30, 2014 and 2013, respectively.

•	We disposed of 106 buildings to third parties (primarily in the United States) during 2014 that resulted in a decrease in NOI of $32.0 million for the nine months ended September 30, 2014, from the same period in 2013.

•	On January 1, 2014, we adopted a new accounting standard that changed the criteria for classifying and reporting discontinued operations. As a result, none of our property dispositions in 2014 met the criteria to be classified as discontinued operations, while the results of properties sold to third parties during 2013 were reclassified to Discontinued Operations in the Consolidated Statements of Operations under the previous standard.

Strategic Capital Segment

The NOI from the Strategic Capital segment represents fees earned for services performed reduced by strategic capital expenses (direct costs of managing these entities and the properties they own). The following table details this information by geographic location for the nine months ended September 30 (dollars in thousands):

	2014	2013
NOI - Strategic Capital segment:
Americas:
Asset management and other fees	$40,283	$40,372
Leasing commissions, acquisition and other transaction fees	8,845	9,600
Promote fees	31,330	—
Strategic capital expenses	(41,859)	(41,150)

Subtotal Americas	38,599	8,822
Europe:
Asset management and other fees	52,399	37,412
Leasing commissions, acquisition and other transaction fees	13,466	7,092
Strategic capital expenses	(22,265)	(15,988)

Subtotal Europe	43,600	28,516
Asia:
Asset management and other fees	24,030	22,251
Leasing commissions, acquisition and other transaction fees	5,361	8,838
Strategic capital expenses	(10,318)	(9,800)

Subtotal Asia	19,073	21,289

NOI - Strategic Capital segment	$101,272	$58,627

We had the following assets under management held through our unconsolidated co-investment ventures (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Americas:
Square feet	130,476	108,537	114,042
Total assets	$9,395,900	$8,014,339	$8,433,418
Europe:
Square feet	145,332	132,876	124,794
Total assets	$11,951,749	$11,818,786	$11,471,358
Asia:
Square feet	25,943	22,880	18,733
Total assets	$4,366,286	$4,032,125	$3,477,339
Total:
Square feet	301,751	264,293	257,569
Total assets	$25,713,935	$23,865,250	$23,382,115

Strategic Capital income fluctuates due to the size of the co-investment ventures that are under management and the transactional activity in the venture. We formed a co-investment venture in Mexico in June 2014 and formed two co-investment ventures in 2013 (one in Europe and one in Japan), as well as made contributions to several co-investment ventures during 2014 and 2013. We earned a promote fee in June 2014 from our co-investment venture Prologis Targeted U.S. Logistics Fund of $42.1 million, which was based on the venture’s cumulative returns to the investors over the last three years. Of that amount, $31.3 million represented the third party investors’ portion and is reflected in Strategic Capital Income in the Consolidated Statements of Operations.

Direct costs associated with our Strategic Capital segment totaled $74.4 million and $66.9 million for the nine months ended September 30, 2014 and 2013, respectively, and are included in Strategic Capital Expenses in the Consolidated Statements of Operations. The increase in expenses is primarily due to the increased size of our co-investment ventures and $4.2 million of expense that represents the associated cash bonus earned pursuant to the terms of the Prologis Promote Plan.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

Our Owned and Managed Portfolio

We manage our business on an owned and managed basis without regard to whether a particular property is wholly owned by us or owned by one of our co-investment ventures. We believe this allows us to make business decisions based on the property operations and not based on our ownership. As further discussed below, we believe that the operating fundamentals of our owned and managed portfolio are consistent with that of our consolidated portfolio. This activity impacts our Real Estate Operations segment through the consolidated properties we own, our Strategic Capital segment in the fees we recognize and the net earnings we recognize from our unconsolidated co-investment ventures.

Operating Activity

During 2014, we leased a total of 97.5 million square feet in our operating portfolio and incurred average turnover costs (tenant improvements and leasing costs) of $1.44 per square foot, compared to $1.42 per square foot for the same period in 2013. We had positive rent change on rollover (when comparing the net effective rent of the new lease to the prior lease for the same space) during each quarter of 2014, ranging between 6.6% and 9.7%, and the third quarter was our seventh consecutive quarter to have rent increases. We retained 84% of customers whose leases were expiring.

Our total owned and managed portfolio of properties, which includes operating industrial properties and does not include properties under development, properties held for sale or non-industrial properties, was as follows (square feet in thousands):

	September 30, 2014			December 31, 2013			September 30, 2013
	Number of Properties	Square Feet	Occupancy	Number of Properties	Square Feet	Occupancy	Number of Properties	Square Feet	Occupancy
Consolidated	1,415	241,104	94.1%	1,610	267,097	94.9%	1,650	268,542	93.3%
Unconsolidated	1,494	301,751	94.5%	1,323	264,293	94.7%	1,308	257,569	94.7%

Totals	2,909	542,855	94.3%	2,933	531,390	94.8%	2,958	526,111	94.0%

Development Activity

Since the beginning of 2014, we commenced construction of 51 development projects on an owned and managed basis, aggregating 16.7 million square feet with a total expected investment of $1.3 billion (our share was $1.2 billion), including 13 projects (23.5% of our share of the total expected investment) that were 100% leased prior to the start of development. These projects have an estimated weighted average yield at stabilization of 7.2%, which we estimate will result in these development properties being valued at 19.4% above the cost of development (which we refer to as development margin). We expect these developments to be completed on or before December 2015. We may continue to hold these properties long-term or in certain cases we will contribute to existing co-investment ventures.

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio and properties owned by the co-investment ventures (accounted for on the equity method) that are managed by us (referred to as “co-investment ventures”), in our same store analysis. We have defined the same store portfolio, for the three months ended September 30, 2014, as those properties that were in operation at January 1, 2013, and have been in operation throughout the three-month periods in both 2014 and 2013. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended September 30, 2014, included 490.6 million of aggregated square feet.

	For the Three Months Ended September 30,
	2014	2013	Percentage Change
Rental Income (1) (2)
Rental income per the Consolidated Statements of Operations	$275,686	$291,621
Rental recoveries per the Consolidated Statements of Operations	80,136	80,564
Consolidated adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(41,496)	(33,898)
Effect of changes in foreign currency exchange rates and other	(989)	(576)
Unconsolidated co-investment ventures — rental income	471,618	424,793

Same store portfolio — rental income (2) (3)	784,955	762,504	2.9%

Rental Expenses (1) (4)
Rental expenses per the Consolidated Statements of Operations	$102,324	$106,811
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(13,011)	(12,490)
Effect of changes in foreign currency exchange rates and other	5,146	6,956
Unconsolidated co-investment ventures — rental expenses	108,584	99,957

Same store portfolio — rental expenses (3) (4)	203,043	201,234	0.9%

Net Operating Income (1)
Net operating income per the Consolidated Statements of Operations	$253,498	$265,374
Consolidated adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(28,485)	(21,408)
Effect of changes in foreign currency exchange rates and other	(6,135)	(7,532)
Unconsolidated co-investment ventures — net operating income	363,034	324,836

Same store portfolio — net operating income (3)	581,912	561,270	3.7%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the co-investment ventures (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).
(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included in “effect of changes in foreign currency exchange rates and other” in the above table.
(3)	These amounts include activity of both our consolidated industrial properties and those owned by our unconsolidated co-investment ventures and managed by us.
(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

Other Components of Income (Expense)

General and Administrative (“G&A”) Expenses

G&A expenses for the nine months ended September 30 consisted of the following (in thousands):

	2014	2013
Gross overhead	$344,669	$322,360
Allocated to rental expenses	(22,761)	(24,679)
Allocated to strategic capital expenses	(74,442)	(66,938)
Capitalized amounts	(65,685)	(64,603)

G&A expenses	$181,781	$166,140

Gross overhead includes all costs related to our business, including the Real Estate Operations and Strategic Capital segments. We allocate a portion of our G&A expenses that relate to property management functions to both segments based on the size of the respective portfolios. Costs directly associated to our Strategic Capital segment are also allocated to that segment. The increase in gross overhead was principally due to increased compensation; including amounts related to the Prologis Promote Plan, as described above.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as other general and administrative costs. The capitalized G&A for the nine months ended September 30, were as follows (in thousands):

	2014	2013
Development activities	$51,322	$49,454
Leasing activities	13,418	14,179
Costs related to internally developed software	945	970

Total capitalized G&A expenses	$65,685	$64,603

For the nine months ended September 30, 2014 and 2013, the capitalized salaries and related costs represented 23.8% and 24.8%, respectively, of our total salaries and related costs. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses.

Depreciation and Amortization

Depreciation and amortization expenses were $471.1 million and $483.2 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease was principally a result of the disposition and contribution of properties, offset slightly by additional depreciation and amortization from completed development, acquired properties and increased leasing activity.

Earnings from Unconsolidated Entities, Net

We recognized earnings related to our investments in unconsolidated entities that are accounted for under the equity method of $79.4 million and $59.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in 2014 is due primarily to the two co-investment ventures formed in the first quarter of 2013 and FIBRA formed in June 2014, as well as increased ownership in several of the co-investment ventures. The earnings we recognize are impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) our ownership interest in each venture; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our owned and managed portfolio. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense for the nine months ended September 30 included the following components (in thousands):

	2014	2013
Gross interest expense	$282,209	$361,650
Amortization of premium, net	(12,538)	(30,514)
Amortization of deferred loan costs	10,447	10,466

Interest expense before capitalization	280,118	341,602
Capitalized amounts	(45,325)	(50,106)

Net interest expense	$234,793	$291,496

Gross interest expense decreased in 2014, compared to 2013, due to lower debt levels during the period and a decrease in interest rates. Although our debt levels were consistent at period-end ($8.8 billion at September 30, 2014 compared to $9.1 billion at September 30, 2013), we had higher debt outstanding during the first quarter of 2013. We decreased our debt by $2.7 billion near the end of the first quarter of 2013, primarily from the proceeds received from the contributions made to our unconsolidated co-investment ventures. Our weighted average effective interest rate was 4.3% and 4.8% for the nine months ended September 30, 2014 and 2013, respectively.

See Note 6 to the Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

During the nine months ended September 30, 2014, we recognized gains on dispositions of investments in real estate of $337.7 million. This includes $156.7 million of gains recognized in connection with the contribution of properties to co-investment ventures, net of the deferral due to our ongoing investments in the ventures, and $180.9 million of gains recognized primarily from the disposition of properties and land to third parties, principally in the United States.

During the nine months ended September 30, 2013, we recognized net gains on dispositions of investments in real estate in continuing operations of $446.0 million; primarily related to contributions of properties to our new co-investment ventures in Japan and Europe and the acquisition of a controlling interest in a co-investment venture as a result of the adjustment to fair value of our equity investment at the time we gained control and consolidated the entity.

Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net

Foreign currency and derivative gains (losses) and related amortization, net, were $2.7 million for the nine months ended September 30, 2014. The gains were principally driven by gains of $8.8 million on the embedded derivative instrument (exchange feature), net of related amortization, related to our exchangeable senior notes that are marked to fair value at each reporting period, offset by foreign currency transactional losses.

Losses on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2014, we purchased $1.3 billion in principal amount of our senior notes scheduled to mature in 2015 through 2018 and recognized a $163.4 million loss from early extinguishment. During the nine months ended September 30, 2013, we extinguished certain secured mortgage debt and several series of senior notes prior to maturity, which resulted in the recognition of losses of $164.2 million. See further discussion in Liquidity and Capital Resources for the information on our debt.

Income Tax Expense (Benefit)

During the nine months ended September 30, 2014 and 2013, our current income tax expense was $59.3 million and $91.4 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable real estate investment trust subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. The majority of the current income tax expense for both periods relates to asset sales and contributions of properties that were held in foreign subsidiaries and therefore triggered a tax on the built-in-gain.

During the nine months ended September 30, 2014 and 2013, we recognized deferred tax benefits of $84.6 million and $6.8 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the United States or in foreign jurisdictions. During 2014, we recognized a benefit of $63.7 million due to the reversal of deferred tax liabilities that had been provided for in Mexico, primarily related to the FIBRA transaction, of which $30.4 million was offset by current taxes, and a benefit of $27.3 million due to the expiration of the holding period on properties previously acquired with existing built-in-gains.

Discontinued Operations

As discussed above, we adopted a new accounting standard regarding discontinued operations effective January 1, 2014, and none of our property dispositions in 2014 met the criteria to be classified as discontinued operations. For the nine months ended September 30, 2013, earnings from discontinued operations were $64.7 million. Discontinued operations under the previous standard represent the results of operations of properties that were sold to third parties along with the related gain or loss on sale.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third party investors’ share of the earnings generated in consolidated ventures in which we do not own 100%, as well as the limited partners’ interests in the Operating Partnership. In June 2014, we recognized net earnings attributable to noncontrolling interests in Mexico Fondo Logistico (“AFORES”) of $61.0 million due to the FIBRA transaction, primarily related to the third party investors’ share of the gain on disposition and the net deferred income tax benefit.

In June 2013, we earned a promote fee of approximately $18.8 million from the cumulative returns of the investors of our consolidated co-investment venture, Prologis Institutional Alliance Fund II. Of that amount, $13.5 million represents the third party investors’ portion and is reflected as a component of noncontrolling interest.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gains (Losses), Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Foreign Currency Translation Gains (Losses), Net in the Consolidated Statements of Comprehensive Income (Loss).

During the nine months ended September 30, 2014 and 2013, we recorded unrealized losses of $72.0 million and $250.3 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. In 2014, we recorded unrealized losses principally due to the weakening of the Japanese yen, euro and British pounds sterling to the U.S. dollar, from the beginning of the period to the end of the period. In 2013, our unrealized losses included approximately $190 million of foreign currency translation losses on the properties contributed to Prologis European Logistics Partners Sàrl (“PELP”) and NPR due to the weakening of the euro and Japanese yen, respectively, to the U.S. dollar from December 31, 2012, through the date of the contributions. In addition, we recorded net unrealized losses in 2013 due to the weakening of the Japanese yen and euro to the U.S. dollar, from the beginning of the period to the end of the period.

Three Months Ended September 30, 2014 and 2013

Except as separately discussed above including the contribution activity, the changes in net earnings attributable to common shares and its components for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, are similar to the changes for the nine month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments for the remainder of 2014, of $19 million and, in 2015, of $475 million (a);

•	completion of the development and leasing of the properties in our consolidated development portfolio (b);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•	depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this may include acquisitions from our co-investment ventures); and

•	depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

(a)	The amounts due in 2015 include $460 million due on exchangeable/convertible notes that are exchangeable/convertible at a rate of 25.8244 shares of our common stock per $1,000 principal amount of notes (equivalent to an exchange or conversion price of $38.72).
(b)	As of September 30, 2014, we had 66 properties in our development portfolio that were 38.8% leased with a current investment of $1.3 billion and a total expected investment of $2.3 billion when completed and leased, leaving $1.0 billion remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($311.9 million as of September 30, 2014);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($2.1 billion available as of September 30, 2014), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities, including through an at-the-market offering program (we have an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock generally through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis). We have not issued any shares of common stock under this program; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

As of September 30, 2014, we had $8.8 billion of debt with a weighted average interest rate of 3.6% and a weighted average maturity of 73 months. As of December 31, 2013, we had $9.0 billion of debt with a weighted average interest rate of 4.2% and a weighted average maturity of 58 months.

During 2014, we issued €1.8 billion ($2.4 billion) of senior notes, including €600 million ($756.4 million) in early October. These notes have interest rates ranging from 1.375% to 3.375% and mature in 2020, 2024 and 2026. The proceeds were used to repay $1.3 billion of outstanding senior notes scheduled to mature in 2015 through 2018, the acquisition and development of European properties, additional investments in our co-investment ventures and general corporate purposes.

In June 2014, we terminated our existing senior term loan agreement and entered into a new agreement under which loans can be obtained in U.S. dollars, euro, Japanese yen and British pounds sterling in an aggregate amount not to exceed €500 million ($629.2 million at September 30, 2014). We may pay down and re-borrow under this arrangement. We also entered into a Japanese yen term loan under which we may obtain loans in an aggregate amount not to exceed ¥40.9 billion ($372.8 million at September 30, 2014).

As of September 30, 2014, we had credit facilities with an aggregate borrowing capacity of $2.8 billion, of which $2.1 billion was available.

As of September 30, 2014, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

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

The following table is a summary of remaining equity commitments as of September 30, 2014 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$—	$351.5	$351.5	2015-2017
Prologis Targeted Europe Logistics Fund	121.4	160.5	281.9	June 2015
Prologis European Properties Fund II	78.6	179.3	257.9	September 2015
Europe Logistics Venture 1	21.9	123.9	145.8	December 2014
Prologis European Logistics Partners	107.8	107.8	215.6	February 2016
Prologis China Logistics Venture	226.9	1,285.6	1,512.5	2015 and 2017

Total Unconsolidated	556.6	2,208.6	2,765.2
Brazil Fund	45.2	45.2	90.4	December 2017

Total Consolidated	45.2	45.2	90.4

Grand Total	$601.8	$2,253.8	$2,855.6

For more information on our unconsolidated co-investment ventures, see Note 4 to the Consolidated Financial Statements.

Cash Provided by Operating Activities

For the nine months ended September 30, 2014 and 2013, operating activities provided net cash of $450.8 million and $332.2 million, respectively. In the first nine months of 2014 and 2013, cash provided by operating activities was less than cash dividends paid on common and preferred stock by $51.5 million and $98.8 million, respectively. We used proceeds from dispositions and contributions of real estate properties to consolidated and unconsolidated entities ($1.7 billion in 2014 and $3.9 billion in 2013) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the nine months ended September 30, 2014 and 2013, investing activities used net cash of $603.5 million and provided net cash of $1.7 billion, respectively. The following are the significant activities for both periods presented:

•	We generated cash from contributions and dispositions of properties and land parcels of $1.7 billion and $3.9 billion during 2014 and 2013, respectively. In 2014, we contributed real estate properties owned on a consolidated basis to FIBRA and received cash proceeds of $286.8 million, primarily related to the third party partners in AFORES and subsequently distributed the proceeds to them. We also disposed of land, ground leases and 106 operating properties to third parties and contributed 6 operating properties to unconsolidated co-investment ventures. The activity in 2013 primarily included the contribution of real estate properties to our co-investment ventures, PELP and NPR of $1.3 billion and $1.9 billion, respectively.

•	We invested $776.4 million and $541.7 million in 2014 and 2013, respectively, in real estate development and leasing costs for first generation leases. We have 51 properties under development and 15 properties that are completed but not stabilized as of September 30, 2014.

•	In 2014, we acquired 588 acres of land and eight operating properties for $389.8 million. In 2013, we acquired 384 acres of land and 18 operating properties for a combined total of $402.4 million.

•	We invested $143.7 million and $161.7 million in our operating properties during 2014 and 2013, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•	In 2014 and 2013, we invested cash of $1.3 billion and $1.0 billion, respectively, in our unconsolidated co-investment ventures, net of repayment of advances by the entities. Our investment in 2014 principally relates to acquiring equity units from partners in NAIF of $632.1 million and additional investments in PELP of $461.2 million, Brazil Logistics Partner Fund and related joint ventures of $57.8 million, Prologis Targeted Europe Logistics Fund of $72.9 million and NPR of $56.6 million representing our proportionate share. The co-investment ventures intend to use these investments for the acquisition of operating properties, the repayment of debt by the ventures and development costs. Our investment in 2013 principally relates to our investment in NPR of $366.4 million, Prologis Targeted Europe Logistics Fund of $210.0 million, Prologis European Properties Fund II of $163.1 million, Prologis Targeted U.S. Logistics Fund of $101.2 million, PELP of $91.6 million, and Brazil fund and related joint ventures of $83.1 million. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated entities.

•	We received distributions from unconsolidated entities as a return of investment of $188.5 million and $357.0 million during 2014 and 2013, respectively. In 2013, we received distributions of $98.3 million in connection with the wind-down of Prologis Japan Fund I.

•	In June 2014, we received $188.0 million for the payment in full of the notes receivable backed by real estate that originated in 2010 through the sale of a portfolio of industrial properties.

•	In 2013, we paid net cash of $461.8 million to acquire our partner’s interest in North American Industrial Fund III and concluded the unconsolidated co-investment venture.

For the nine months ended September 30, 2014 and 2013, financing activities used net cash of $23.1 million and $1.9 billion, respectively. The following are the significant activities for both periods presented:

•	In April 2013, we received proceeds of $1.4 billion from the issuance of 35.65 million shares of common stock.

•	We paid dividends of $502.3 million and $431.1 million to our common and preferred stockholders during 2014 and 2013, respectively.

•	In 2014, we paid $27.6 million to repurchase shares of series Q preferred stock. In 2013, we paid $482.5 million to redeem all of the outstanding series L, M, O, P, R and S of preferred stock.

•	In 2014 and 2013, partners in consolidated co-investment ventures made contributions of $467.0 million and $110.6 million, respectively. In 2014, the contributions were primarily related to the newly formed co-investment venture Prologis U.S. Logistics Venture (“USLV”). In 2013, contributions from noncontrolling interest partners were primarily for the purchase of real estate properties by AFORES and development within the Brazil fund and related joint ventures.

•	In 2014 and 2013, we distributed $269.4 million and $54.3 million to various noncontrolling interests, respectively. The distributions in 2014 primarily relate to a cash distribution of $218.2 million to our partners in AFORES due to the FIBRA transaction and $28.6 million to our partners in Prologis AMS due to the disposition of the remaining properties of the venture.

•	In 2013, we purchased our partner’s interest in Prologis Alliance Fund II, a consolidated co-investment venture, for $245.8 million.

•	We received net proceeds of $22.1 million and $158.6 million on our credit facilities during 2014 and 2013, respectively.

•	During 2014, we made payments of $1.8 billion on our previous term loan, $0.1 billion on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished exchangeable senior notes and secured mortgage debt of $1.8 billion. During 2013, we repurchased and extinguished exchangeable senior notes, secured mortgage debt, senior term loans and other debt of consolidated entities and made regularly scheduled debt principal payments and payments at maturity for a combined total of $4.0 billion.

•	In 2014, we issued €1.2 billion ($1.6 billion) of senior notes, $2.3 billion of term loans as discussed above and $70.7 million of secured debt. In 2013, we issued senior notes, secured mortgage debt, term loan debt and other debt of $1.6 billion.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures at September 30, 2014, of $5.6 billion. These ventures had total third party debt of $7.9 billion (in the aggregate, not our proportionate share) at September 30, 2014. This debt is primarily secured or collateralized by properties within the venture and is non-recourse to Prologis and the other investors and matures as follows (dollars in millions):

						There-	Disc/		Prologis’ Share (1)
	2014	2015	2016	2017	2018	after	Prem	Total (1)	$	%
Prologis Targeted U.S. Logistics Fund (2)	$4.0	$157.2	$158.0	$14.0	$449.0	$819.0	$10.0	$1,611.2	$399.6	24.8%
Prologis North American Industrial Fund (2)	—	109.0	444.0	205.0	166.0	186.7	—	1,110.7	703.3	63.3%
FIBRA Prologis	2.0	9.0	252.0	217.4	72.0	—	35.1	587.5	264.3	45.0%
Prologis Targeted Europe Logistics Fund	1.0	4.0	4.0	4.0	89.0	384.1	—	486.1	210.2	43.3%
Prologis European Properties Fund II (2)	39.0	280.0	202.0	167.0	379.0	1,034.2	(6.0)	2,095.2	652.2	31.1%
Prologis European Logistics Partners	1.0	2.8	211.0	—	—	—	1.7	216.5	108.3	50.0%
Nippon Prologis REIT (2)	—	55.0	212.0	21.0	273.0	916.9	4.0	1,481.9	224.8	15.2%
Prologis China Logistics Venture (2)	—	244.0	—	—	—	32.0	—	276.0	41.4	15.0%

Total co-investment ventures	$47.0	$861.0	$1,483.0	$628.4	$1,428.0	$3,372.9	$44.8	$7,865.1	$2,604.1

(1)	As of September 30, 2014, we did not guarantee any third party debt of the co-investment ventures. In our role as manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. Prologis’ share is calculated based on our ownership interest.
(2)	We expect that the co-investment venture will repay and/or refinance the 2014 and 2015 maturities with available cash and through the issuance of new debt.

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

We paid a cash dividend of $0.33 per common share for the first three quarters of 2014. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and real estate investment trust distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

As of September 30, 2014, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

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

We believe it is appropriate to further adjust our FFO, as defined by Prologis for certain recurring items as they were driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties or investments. The impairment charges we have recognized were primarily based on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long-term investment. Over the last few years, we made it a priority to strengthen our financial position by reducing our debt, our investment in certain low yielding assets and our exposure to foreign currency exchange fluctuations. As a result, we changed our intent to sell or contribute certain of our real estate properties and recorded impairment charges when we did not expect to recover the costs of our investment. Also, we purchased portions of our debt securities when we believed it was advantageous to do so, which was based on market conditions, and in an effort to lower our borrowing costs and extend our debt maturities. As a result, we have recognized net gains or losses on the early extinguishment of certain debt due to the financial market conditions at that time. In addition, we and our co-investment ventures make acquisitions of real estate and we believe the costs associated with these transactions are transaction based and not part of our core operations.

We analyze our operating performance primarily by the rental income of our real estate and the revenue driven by our strategic capital business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities. Although the adjustments we make to arrive at Core FFO have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long-term.

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

	Nine Months Ended September 30,
	2014	2013
FFO:
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$213,626	$256,365

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	453,707	465,084
Net gains on non-FFO dispositions and acquisitions	(211,374)	(194,564)
Reconciling items related to noncontrolling interests	48,923	(7,683)
Our share of reconciling items included in earnings from unconsolidated entities	153,119	115,947

Subtotal-NAREIT defined FFO	658,001	635,149

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(903)	(587)
Deferred income tax benefit, net	(54,073)	(1,048)
Our share of reconciling items included in earnings from unconsolidated entities	287	9,060

FFO, as defined by Prologis	603,312	642,574
Adjustments to arrive at Core FFO:
Net gains on acquisitions and dispositions of investments in real estate, net of expenses	(108,892)	(218,928)
Losses on early extinguishment of debt and redemption of preferred stock, net	169,878	173,263
Our share of reconciling items included in earnings from unconsolidated entities less third party share of consolidated entities	42,428	1,260

Core FFO	$706,726	$598,169

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

As of September 30, 2014, we had derivative contracts with an aggregate notional amount of €600.0 million ($800 million using the weighted average forward rate of 1.33) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars, and we had derivative contracts with an aggregate notional amount of £238.0 million ($400.0 million using the weighted average forward rate of 1.68) to hedge a portion of our investment in the United Kingdom at a fixed British pounds sterling rate in U.S. dollars. We also had derivative contracts with an aggregate notional amount of ¥24.1 billion ($250.0 million using the weighted average forward rate of 96.54) to hedge a portion of our investment in Japan at a fixed yen rate in U.S. dollars. Based on a sensitivity analysis, a strengthening or weakening of the U.S. dollar against the euro, British pound sterling and Japanese yen by 10% would result in a $145 million positive or negative change, respectively, in our cash flows upon settlement of the forward contracts. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives are recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets in Item 1.

At September 30, 2014, we had €1.9 billion ($2.4 billion) of debt denominated in euro. This debt was issued by the Operating Partnership, which is a U.S. dollar functional entity. To mitigate the risk of fluctuations in the exchange rate of the euro, we designated this debt as non-derivative financial instrument hedges and, as a result, the change in the carrying value of this debt upon translation into dollars is recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets to offset the foreign currency fluctuations related to our net investment in Europe.

As of September 30, 2014, taking into account the derivative and the non-derivative hedges of our net investment, approximately 89% of our net equity was denominated in U.S. dollars.

Interest Rate Risk

We are also exposed to the impact of interest rate changes. Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances, but we may use interest rate swap agreements to reduce our risk interest rate risk. As of September 30, 2014, we had $1.8 billion of variable rate debt outstanding, of which $741.6 million was outstanding on our credit facilities, $1.0 billion was outstanding under term loans and $71.0 million was outstanding secured mortgage debt. As of September 30, 2014, we entered into interest rate swap agreements to fix $372.8 million of our Japanese yen term loan and $71.0 million of our variable rate secured mortgage debt. During the nine months ended September 30, 2014, we had weighted average daily outstanding borrowings of $842.7 million on our variable rate debt not subject to interest rate swap agreements. An adverse change in interest rates is not expected to have a material impact on results of operations or cash flows.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of 2014. Please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Controls and Procedures (The REIT)

The REIT carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of September 30, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

As of September 30, 2014, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Date: November 4, 2014

Index to Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

4.1	Form of Officers’ Certificate related to the 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).

4.2	Form of 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).

10.1	Second Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 1, 2014).*

10.2	Form of Prologis, Inc. Second Amended and Restated Prologis Promote Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 18, 2014).*

10.3	Form of Prologis, Inc. Long-term Incentive Plan LTIP Unit Award Agreement (General).* †

10.4	Form of Prologis, Inc. 2012 Long-term Incentive Plan Restricted Stock Unit Agreement (LTIP unit election).* †

10.5	Form of Prologis, Inc. 2012 Long-term Incentive Plan Restricted Stock Unit Agreement.* †

10.6	Form of Prologis, Inc. 2012 Long-term Incentive Plan Restricted Stock Unit Agreement (Bonus exchange).* †

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith