Form 10-K
period 2014-12-31
Prologis, Inc.; Prologis, L.P.
filed 2015-02-25
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-13545 (Prologis, Inc.) 001-14245 (Prologis, L.P.)

Prologis, Inc.

Prologis, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Prologis, Inc.) Delaware (Prologis, L.P.)	94-3281941 (Prologis, Inc.) 94-3285362 (Prologis, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address or principal executive offices)	(Zip Code)

(415) 394-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Prologis, Inc.	Common Stock, $.01 par value	New York Stock Exchange
Prologis, L.P.	4.000% Notes due 2018	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2020	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2022	New York Stock Exchange
Prologis, L.P.	3.375% Notes due 2024	New York Stock Exchange

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

Prologis, Inc.: Yes ☐ No ☑            Prologis, L.P.: Yes ☐ No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2014, the aggregate market value of the voting common equity held by non-affiliates of Prologis, Inc. was $20,348,477,088.

The number of shares of Prologis, Inc.’s common stock outstanding at February 20, 2015, was approximately 512,138,000

.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2015 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (a “REIT”) and the general partner of the Operating Partnership. At December 31, 2014, Prologis, Inc. owned an approximate 99.65% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.35% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

We operate Prologis, Inc. and the Operating Partnership as one enterprise. The management of Prologis, Inc. consists of the same members as the management of the Operating Partnership. These members are officers of Prologis, Inc. and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, Prologis, Inc. consolidates the Operating Partnership for financial reporting purposes. Since the only significant asset of Prologis, Inc. is its investment in the Operating Partnership, the assets and liabilities of Prologis, Inc. and the Operating Partnership are the same on their respective financial statements.

We believe the combined annual report on Form 10-K results in the following benefits:

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

We believe it is important to understand the few differences between Prologis, Inc. and the Operating Partnership in the context of how we operate the Company. Prologis, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. Prologis, Inc. itself does not incur any indebtedness, but guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests in the Company’s investment in certain entities. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by Prologis, Inc., which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates capital required by the business through the Operating Partnership’s operations, incurrence of indebtedness and issuance of partnership units to third parties.

Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Prologis, Inc. and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements include the interests in consolidated entities not owned by the Operating Partnership. The noncontrolling interests in Prologis, Inc.’s financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the common limited partnership interests in the Operating Partnership, not owned by Prologis, Inc., which are accounted for as partners’ capital by the Operating Partnership.

In order to highlight the differences between Prologis, Inc. and the Operating Partnership, there are separate sections in this report, as applicable, that separately discuss Prologis, Inc. and the Operating Partnership, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of Prologis, Inc. and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of Prologis.

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, management’s beliefs and assumptions made by management. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of properties, disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates, (ii) changes in financial markets, interest rates and foreign currency exchange rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, dispositions and development of properties, (v) maintenance of REIT status and tax structuring, (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings, (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures, (viii) risks of doing business internationally, including currency risks, (ix) environmental uncertainties, including risks of natural disasters, and (x) those additional factors discussed under Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

The Company

We are the global leader in industrial real estate, focused on markets across the Americas, Europe and Asia. At December 31, 2014, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 590 million square feet (55 million square meters) in 21 countries. We lease modern distribution facilities to more than 4,700 customers, including third-party logistics providers, transportation companies, retailers and manufacturers.

Details of the 590 million square feet, which represents an expected investment on an owned and managed basis of $45.6 billion, were as follows:

•	537 million square feet were in our operating portfolio with a gross book value of $40.6 billion and 96.1% occupancy;

•	40 million square feet were in our development portfolio with a total expected investment of $3.2 billion that were 40.9% leased;

•	$1.8 billion of land was available for future development;

•	13 million square feet consisted of valued added properties, properties in which we have an ownership interest but do not manage and other non-industrial properties we own; and

•	2.1% and 18.6% of the annualized net effective rent were attributable to our largest customer and 25 largest customers, respectively.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). We believe the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. The Operating Partnership also was formed in 1997.

Our global corporate headquarters are at Pier 1, Bay 1, San Francisco, California 94111, and our global operational headquarters are at 4545 Airport Way, Denver, Colorado 80239. Other principal offices are in Amsterdam, Luxembourg, Mexico City, Sao Paulo, Shanghai, Singapore and Tokyo.

Our Internet address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (“SEC”) are available or can be accessed free of charge through the Investor Relations section of our website after we electronically submit material to the SEC. The common stock of Prologis, Inc. is listed on the New York Stock Exchange (“NYSE”) under the ticker “PLD” and is a component of the Standard & Poors (“S&P”) 500.

Investment Strategy

Both macroeconomics and demographics are important drivers of our business, including population growth, consumption and rising affluence. In developed markets, including in the U.S., Europe and Japan, the reconfiguration of supply chains, and the operational efficiencies that can be realized from our modern logistics facilities, are an important driver. In emerging markets, such as Mexico, Brazil and China, increases in affluence and the rise of consumer classes create demand as new supply chains are constructed. Taken together, logistics real estate markets benefit from economic growth, but depend to a greater degree upon the modernization of supply chains around the world and demographic growth.

We have investments in entities through a variety of ventures. We co-invest with partners and investors in entities that own multiple properties and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partners’ participating and other rights and our level of control. The co-investment ventures may have one or more investors.

Our investment strategy focuses on providing distribution facilities to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. We have a deep worldwide presence of $45.6 billion (based on expected investment) in our owned and managed portfolio spanning 21 countries on four continents. We classify our properties into two main market categories: global and regional. Global markets comprise approximately 30 of the largest markets tied to global trade. They feature large population centers with high per-capita consumption rates and are near major airports, seaports and ground transportation systems. Regional markets benefit from large population centers but typically are not as tied to the global supply chain; instead, they serve local consumption and are less supply constrained. We intend to hold primarily Class-A product in our global and regional markets. At December 31, 2014, global and regional markets represented approximately 86% and 13%, respectively, of our owned and managed portfolio (based on our share of the properties’ gross book value). We also have a small investment in other markets that accounts for approximately 1% of our owned and managed portfolio. We have deep knowledge of our local markets, construction expertise and a commitment to sustainable design across our portfolio. We are supported by a broad and diverse customer base and have relationships with multinational corporations that bring us repeat business across our portfolio. For more detail on our properties, see Item 2. Properties.

Business Strategy and Operating Segments

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Real Estate Operations

Rental Operations. Rental operations represent the main source of our revenues, earnings and funds from operations (“FFO”). See definition and a complete reconciliation of net earnings to FFO in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We collect rent from our customers through operating leases, including reimbursements for the majority of our operating costs. We expect to generate long-term internal growth in rental income by maintaining high occupancy rates, controlling expenses and through rent increases. Our rental income is diversified due to our global presence and broad customer base. We believe our property management, leasing and maintenance teams, together with our capital expenditure, energy management and risk management programs, create cost efficiencies that allow us to capitalize on the economies of scale inherent in owning, operating and growing a global portfolio.

Capital Deployment. Capital deployment includes the development, re-development and acquisition of industrial properties that lead to rental operations and is therefore included with rental operations for segment reporting. We deploy capital primarily in global and regional markets to meet our customers’ needs. We capitalize on the following: (i) our land bank; (ii) the development expertise of our local teams; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities. We aim to increase our rental income and the Company’s net asset value by leasing newly developed space and acquiring operating properties. We develop properties for long-term hold, for contribution to our co-investment ventures and, occasionally, for sale to third parties.

Strategic Capital

We invest with partners and investors through private and public ventures which may be consolidated or unconsolidated. We tailor industrial portfolios to investors’ specific needs, with a focus on long-term ventures and open-ended funds. We also access alternative sources of equity through publicly traded vehicles such as Nippon Prologis REIT, Inc. (“NPR”) and FIBRA Prologis. These private and public vehicles provide capital for distinct geographies across our global platform. We hold a significant ownership interest in these ventures, aligning our interests with those of our partners. We generate strategic capital revenues from our unconsolidated ventures through asset management and property management services and we earn additional revenues from leasing, acquisition, construction, development and disposition services provided. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees during the life of a venture or upon liquidation (we refer to these incentive fees as promotes). We believe our co-investment ventures will continue to serve as a source of capital for investments, provide incremental revenues and mitigate risk associated with our foreign currency exposure. We plan to grow this business generally through existing ventures.

Competition

Competitively priced distribution space could impact our occupancy rates and have an adverse effect on how much rent we can charge, which in turn could affect both of our operating segments. To the extent we wish to acquire land for development or dispose of land, we may compete with local, regional and national operators and/or developers. We also face competition from investment managers for institutional capital within our strategic capital business.

We believe we have competitive advantages due to our:

•	ability to respond quickly to customers’ needs for high-quality distribution space in key global and regional markets;

•	established relationships with key customers served by our local teams;

•	ability to leverage our organizational scale and structure to provide a single point of contact for global customers through the Prologis global customer solutions team;

•	property management and leasing expertise;

•	relationships and proven track record with current and prospective investors in our strategic capital business;

•	global experience developing and managing industrial properties;

•	well-positioned land bank; and

•	team members with experience in the land entitlement process.

Customers

Our broad customer base represents a spectrum of international, national, regional and local distribution users. At December 31, 2014, in Real Estate Operations, we had more than 3,900 customers occupying 271.6 million square feet of distribution space. On an owned and managed basis, we had more than 4,700 customers occupying 519.1 million square feet of distribution space. Our largest customer and 25 largest customers accounted for 1.9% and 19.5%, respectively, of our net effective rent at December 31, 2014, for Real Estate Operations and 2.1% and 18.6%, respectively, for our owned and managed portfolio.

In Strategic Capital, we view our partners and investors as our customers. At December 31, 2014, in our private ventures, we partnered with more than 100 investors, several of which invest in multiple ventures.

Employees

We employ 1,505 people across the globe. Our employees work in four countries in the Americas (900 people), 14 countries in Europe (360 people) and three countries in Asia (245 people). Of the total, we have assigned 955 employees to Real Estate Operations and 90 employees to Strategic Capital. Further, we have 460 individuals who work in corporate and support positions that support both segments. We believe we have good relationships with our employees. Prologis employees are not organized under collective bargaining agreements, although some employees in Europe are represented by statutory Works Councils and as such they benefit from applicable labor agreements.

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

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have subjected a majority of the properties we have acquired, including land, to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Item 1A. Risk Factors and Note 19 to the Consolidated Financial Statements in Item 8.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2014, we generated approximately $369.6 million or 21.0% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition, results of operations or cash flow include, but are not limited to, the following factors:

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

Although we have committed substantial resources to expand our global platform, if we are unable to successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, financial condition, results of operations and cash flow could be harmed.

In addition, we may be impacted by, the ability of our non-United States subsidiaries to dividend or otherwise transfer cash among our subsidiaries, including transfers of cash to pay interest and principal on our debt, due to by currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.

We have pursued, and intend to continue to pursue, growth opportunities in international markets where the U.S. dollar is not the functional currency. At December 31, 2014, approximately $6.4 billion or 24.9% of our total assets are invested in a currency other than the U.S. dollar, primarily the British pound sterling, euro and Japanese yen. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our U.S. dollar reported financial position, debt covenant ratios, results of operations and cash flow. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and the risk of fluctuation in the relative value of the foreign currency. The funds required to settle such arrangements could be significant depending on the stability and movement of the hedged foreign currency. The failure to hedge effectively against exchange rate changes may materially adversely affect our results of operations and financial position.

Disruptions in the global capital and credit markets may adversely affect our operating results and financial condition.

To the extent there is turmoil in the global financial markets, it has the potential to adversely affect the value of our properties and investments in our unconsolidated entities, the availability or the terms of financing that we and our unconsolidated entities have or may anticipate utilizing, our ability and that of our unconsolidated entities to make principal and interest payments on, or refinance any outstanding debt when due and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases.

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

In the event that we do not have sufficient cash available to us through our operations or available credit facilities to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not they otherwise meet our strategic objectives to keep in the long term, at less than optimal terms, incurring debt, entering into leases with new customers at lower rental rates or less than optimal terms or entering into lease renewals with our existing customers without an increase in rental rates. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us. Additionally, taking such measures to increase our liquidity may adversely affect our financial condition, results of operations, cash flow, our ability to make distributions and payments to our security holders and the market price of our securities.

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

At December 31, 2014, approximately 33.6% of our consolidated operating properties or $6.3 billion (based on investment before depreciation) are located in California, which represented 25.9% of the aggregate square footage of our operating properties and 31.9% of our net operating income. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

In addition to California, we also have significant holdings (defined as more than 3% of total investment before depreciation) in operating properties in certain global and regional markets located in Central & Eastern Pennsylvania, Chicago, Dallas/Fort Worth, New Jersey/New York City, South Florida and Canada. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities.

In addition, the unconsolidated co-investment ventures in which we invest have concentrations of properties in the same markets mentioned above, as well as in markets in France, Germany, Japan, Mexico, the Netherlands, Poland and the United Kingdom, and are subject to the economic conditions in those markets.

A number of our investments, both wholly-owned and owned through co-investment ventures, are located in areas that are known to be subject to earthquake activity. United States properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. International properties located in active seismic areas include Japan and Mexico. We generally carry earthquake insurance on our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles if we believe it is commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and in some specific instances have elected to self insure our earthquake exposure based on this analysis. We have elected not to carry earthquake insurance for our assets in Japan based on this analysis.

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

We and our unconsolidated co-investment ventures currently carry insurance coverage including property damage and rental loss insurance resulting from certain perils such as fire and additional perils as covered under an extended coverage policy, namely windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our unconsolidated co-investment ventures are adequately insured. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and future revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

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

We have acquired properties and will continue to acquire properties, both through the direct acquisition of real estate and through the acquisition of entities that own the real estate. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. When we acquire properties, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. Additionally, there is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities. The acquired properties or entities may also be subject to liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we may have to pay substantial sums to settle it.

Our real estate development strategies may not be successful.

Our real estate development strategy is focused on monetizing land in the future through sales to third parties, development of industrial properties to hold for long-term investment or contribution or sale to a co-investment venture, depending on market conditions, our liquidity needs and other factors. We may increase our investment in the development, renovation and redevelopment business and we will complete the build-out and leasing of our development portfolio. We may also develop, renovate and redevelop properties within existing or newly formed development co-investment ventures. The real estate development, renovation and redevelopment business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities, which include the following risks:

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	we may seek to sell certain land parcels and not be able to find a third party to acquire such land or the sales price will not allow us to recover our investment, resulting in impairment charges;

•	development opportunities that we explore may be abandoned and the related investment impaired;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	we may not be able to lease properties on favorable terms or at all;

•	construction costs, total investment amounts and our share of remaining funding may exceed our estimates and projects may not be completed, delivered or stabilized as planned;

•	we may not be able to attract third-party investment in new development co-investment ventures or sufficient customer demand for our product;

•	we may not be able to capture the anticipated enhanced value created by our redevelopment projects on expected timetables or at all;

•	we may experience delays (temporary or permanent) if there is public or government opposition to our activities; and

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

We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral, and may have an adverse effect on our distributable cash flow.

If we decide to contribute or sell properties to unconsolidated co-investment ventures or third parties to generate proceeds, we may not be successful.

We may decide to contribute or sell properties to certain of our unconsolidated co-investment ventures or third parties depending on a number of factors. Our ability to sell properties on advantageous terms is affected by: competition from other owners of properties that are trying to dispose of their properties; market conditions, including the capitalization rates applicable to our properties; and other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or at all. The unconsolidated co-investment venture or third party who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions could be delayed. If we are unable to generate proceeds through property sales, this may result in adverse effects on our liquidity, distributable cash flow, debt covenants, and the market price of our securities.

We are subject to risks and liabilities in connection with forming co-investment ventures, investing in new or existing co-investment ventures, attracting third-party investment and investing in and managing properties through co-investment ventures.

At December 31, 2014, we had an investment in real estate containing approximately 261 million square feet held through unconsolidated co-investment ventures, both public and private. Our organizational documents do not limit the amount of available funds that we may invest in unconsolidated ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, attract third-party investment or make additional investments in new or existing ventures, successfully develop or acquire properties through unconsolidated ventures, or realize value from such investments. Our inability to do so may have an adverse effect on our growth, results of operations, cash flows and the market price of our securities.

Our co-investment ventures involve certain additional risks that we do not otherwise face, including:

•	our partners may share certain approval rights over major decisions made on behalf of the ventures;

•	if our partners fail to fund their share of any required capital contributions, then we may choose to contribute such capital;

•	our partners might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

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

We generally seek to maintain sufficient influence over our co-investment ventures to permit us to achieve our business objectives; however, we may not be able to continue to do so indefinitely. We have formed publicly traded investment vehicles, such as NPR and FIBRA Prologis, for which we serve as sponsor and/or manager. We have contributed, and may continue to contribute, assets into such vehicles. There is a risk that our managerial relationship may be terminated.

The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

Risks Related to Financing and Capital

We face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks, which may adversely affect our operating results and financial condition if we are unable to make required payments on our debt or are unable to refinance our debt.

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our credit facilities and certain other debt bears interest at variable rates. Increases in interest rates would increase our interest expense under these agreements. From time to time, we may enter into interest rate swap or cap agreements. Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle any swap breakage arrangements, if any, could be significant depending on the size of the underlying financing and the applicable interest rates at the time of breakage. The failure to hedge effectively against interest rate changes may adversely affect our results of operations and financial position. In addition, our co-investment ventures may be unable to refinance indebtedness or meet payment obligations, which may impact our distributable cash flow and our financial condition.

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our credit facilities, the indentures under which our senior notes are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, the amount of our distributable cash flow, our operating results and our financial condition could be adversely affected.

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

At December 31, 2014, our credit ratings were Baa1 from Moody’s and BBB+ from S&P, both with outlook stable. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

We are dependent on external sources of capital.

In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we may be subject to tax to the extent our taxable income is not fully distributed. While historically we have satisfied these distribution requirements by making cash distributions to our stockholders, we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. For distributions with respect to taxable years ending on or before December 31, 2014, and in some cases declared as late as December 31, 2015, the REIT can satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock if certain conditions are met. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Further, in order to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.

Our stockholders may experience dilution if we issue additional common stock or units in the Operating Partnership.

Any additional future issuance of common stock or operating partnership units will reduce the percentage of our common stock/units owned by investors. In most circumstances, stockholders/unitholders will not be entitled to vote on whether or not we issue additional common stock/units. In addition, depending on the terms and pricing of any additional offering of our common stock/units and the value of the properties, our stockholders/unitholders may experience dilution in both book value and fair value of their common stock/units.

Federal Income Tax Risks

Our failure of Prologis, Inc. to qualify as a REIT would have serious adverse consequences.

Prologis, Inc. elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 1997. We believe we have operated Prologis, Inc. to qualify as a REIT under the Internal Revenue Code and believe that the current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable Prologis, Inc. to continue to qualify as a REIT. However, it is possible that we are organized or have operated in a manner that would not allow Prologis, Inc. to qualify as a REIT, or that our future operations could cause Prologis, Inc. to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some annually and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, Prologis, Inc. must derive at least 95% of its gross income in any year from qualifying sources. In addition, Prologis, Inc. must pay dividends to its stockholders aggregating annually at least 90% of its taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a REIT are more complicated for Prologis, Inc. because we hold assets through the Operating Partnership.

If Prologis, Inc. fails to qualify as a REIT in any taxable year, we will be required to pay federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, Prologis, Inc. would be disqualified from treatment as a REIT for the four taxable years following the year in which it lost the qualification. If Prologis, Inc. lost its REIT status, our net earnings would be significantly reduced for each of the years involved.

Furthermore, we own a direct or indirect interest in certain subsidiary REITs which elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT gross income tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to United States federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT would have an adverse effect the ability of Prologis, Inc. to comply with the REIT income and asset tests, and thus its ability to qualify as a REIT.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Internal Revenue Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Code were to argue successfully that a transfer, disposition or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

Legislative or regulatory action could adversely affect us.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax taws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and may impact our taxation or that of our stockholders.

Other Risks

Our business and operations could suffer in the event of system failures or cyber security attacks.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Risks associated with our dependence on key personnel.

We depend on the efforts of our executive officers and other key employees. From time to time, our personnel and their roles may change. While we believe that we retain our key talent and find suitable employees to meet our personnel needs, the loss of key personnel, any change in their roles or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to security holders and the market price of our securities. If we are unable to continue to attract and retain our executive officers, or if compensation costs required to attract and retain key employees become more expensive, our performance and competitive position could be materially adversely affected.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

We are exposed to the potential impacts of future climate change and climate change-related risks.

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

Geographic Distribution

Our investment strategy focuses on providing distribution and facilities to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. We classify our properties into two main market categories: global and regional.

We manage our business on an owned and managed basis without regard to whether a particular property is wholly-owned by us or owned by one of our co-investment ventures. We believe that the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated portfolio and therefore allow us to make business decisions based on the property operations versus our ownership. As such, we have included operating property information for Real Estate Operations and our owned and managed portfolio. The owned and managed portfolio includes the properties we consolidate and the properties owned by our unconsolidated co-investment ventures reflected at 100% of the ventures, not our proportionate share.

Included in Real Estate Operations are 321 buildings owned by entities we consolidate but of which we own less than 100% of the equity. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2014, or generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2014.

Dollars and square feet in the following tables are in thousands.

	Consolidated - Real Estate Operations			Owned and Managed
Operating properties	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
Global Markets - Americas:
United States:
Atlanta	11,455	$495,377	$76,218	14,343	$657,146
Baltimore/Washington	5,967	524,429	115,225	8,073	706,223
Central Valley California	10,093	553,989	86,451	10,197	558,138
Central & Eastern Pennsylvania	14,925	927,252	84,543	14,925	927,252
Chicago	28,888	1,620,872	187,287	35,591	2,137,078
Dallas/Fort Worth	20,971	982,684	160,562	24,405	1,245,974
Houston	8,574	461,757	92,131	12,373	754,346
New Jersey/New York City	17,364	1,384,633	134,335	21,926	1,978,072
San Francisco Bay Area	14,650	1,487,808	48,042	18,261	1,837,550
Seattle	3,821	362,005	47,252	10,923	1,044,750
South Florida	7,222	773,855	70,119	10,679	1,081,769
Southern California	48,233	4,223,267	288,407	58,793	5,295,266
Canada	7,065	642,728	-	7,065	642,728
Mexico:
Guadalajara	60	4,379	-	5,872	315,122
Mexico City	387	24,901	-	10,762	724,319
Monterrey	-	-	-	3,413	196,639
Brazil	-	-	-	5,266	414,355
Regional Markets - Americas:
United States:
Austin	2,213	147,661	29,640	2,213	147,661
Charlotte	2,527	117,250	21,603	2,527	117,250
Cincinnati	5,899	256,015	132,023	5,899	256,015
Columbus	8,545	297,320	102,553	8,545	297,320
Denver	4,491	272,418	56,196	4,491	272,418
Indianapolis	5,095	206,916	87,282	5,095	206,916
Las Vegas	3,610	200,462	31,253	3,610	200,462
Louisville	3,435	144,441	14,580	3,435	144,441
Memphis	5,297	184,815	6,026	5,297	184,815
Nashville	4,660	178,113	65,827	4,660	178,113
Orlando	3,488	234,777	38,633	3,895	261,761
Phoenix	2,139	116,259	8,208	2,139	116,259
Portland	2,010	151,401	56,109	2,010	151,401
Reno	3,543	161,482	33,252	3,543	161,482
San Antonio	5,606	255,715	61,924	5,606	255,715
Mexico:
Juarez	-	-	-	3,106	135,764
Reynosa	-	-	-	4,385	205,649
Tijuana	-	-	-	4,217	204,525
Other Markets - United States	3,907	171,685	5,186	4,681	249,064

Subtotal Americas	266,140	17,566,666	2,140,867	352,221	24,263,758

Global Markets - Europe:
Belgium	439	32,231	-	2,497	179,404
Czech Republic	278	20,142	-	7,737	518,874
France	1,873	97,795	-	32,010	2,354,233
Germany	1,161	65,688	-	20,405	1,655,157
Italy	1,277	76,600	-	8,813	498,953
Netherlands	-	-	-	14,526	1,197,299
Poland	2,142	99,331	-	23,056	1,421,752
Spain	449	40,213	-	8,191	577,083
United Kingdom	834	79,825	-	21,033	2,784,984
Regional Markets - Europe:
Hungary	285	17,717	-	5,837	362,611
Slovakia	549	28,796	-	4,897	314,811
Sweden	524	34,264	-	3,807	305,756
Other Markets - Europe	1,275	58,865	-	1,275	58,865

Subtotal Europe	11,086	651,467	-	154,084	12,229,782

Global Markets - Asia:
China	2,324	79,540	-	7,597	387,508
Japan	1,215	180,157	-	22,113	3,567,803
Singapore	959	140,303	-	959	140,303

Subtotal Asia	4,498	400,000	-	30,669	4,095,614

Total operating portfolio	281,724	18,618,133	2,140,867	536,974	40,589,154
Value added properties (2)	558	17,319	-	6,008	342,611

Total operating properties	282,282	$18,635,452	$2,140,867	542,982	$40,931,765

	Investment in Land			Development Portfolio
Consolidated land and development portfolio in Real Estate Operations	Acres	Estimated Build Out Potential (sq. ft.) (3)	Current Investment	Rentable Square Footage	Total Expected Investment (4)
Global Markets - Americas:
United States:
Atlanta	473	6,619	$23,071	715	$30,869
Baltimore/Washington	39	400	1,567	-	-
Central Valley California	1,025	19,560	54,016	1,001	63,614
Central & Eastern Pennsylvania	188	2,474	26,079	3,009	149,410
Chicago	510	9,479	38,791	330	19,912
Dallas/Ft. Worth	552	9,156	46,451	1,286	74,373
Houston	70	1,112	8,636	229	15,459
New Jersey/New York City	148	2,356	66,964	1,767	169,899
San Francisco Bay Area	66	1,248	21,372	-	-
South Florida	316	5,629	158,140	330	30,626
Southern California	660	12,993	116,844	1,818	131,459
Canada	171	3,281	49,686	1,169	110,809
Mexico:
Guadalajara	50	1,066	11,615	231	13,958
Mexico City	301	5,661	112,503	1,333	88,783
Monterrey	161	2,656	30,995	501	30,437
Regional Markets - Americas:
United States:
Charlotte	7	103	651	205	10,849
Columbus	121	1,861	4,397	410	17,149
Denver	26	444	4,175	795	46,465
Indianapolis	13	231	981	-	-
Las Vegas	54	1,076	5,876	464	26,901
Memphis	151	2,586	7,306	218	10,746
Orlando	122	1,768	27,055	124	8,637
Phoenix	38	698	3,058	-	-
Portland	11	181	1,390	208	14,232
Reno	117	1,911	5,116	-	-
Mexico:
Juarez	137	2,692	13,864	210	11,324
Reynosa	196	3,460	12,221	163	9,421
Tijuana	34	626	5,723	-	-
Other Markets - United States	401	6,051	30,552	740	46,931

Subtotal Americas	6,158	107,378	889,095	17,256	1,132,263

Global Markets - Europe:
Belgium	27	526	9,534	-	-
Czech Republic	217	3,504	42,074	1,132	69,935
France	449	8,398	78,831	880	65,637
Germany	58	1,161	13,540	282	17,369
Italy	107	2,451	30,084	-	-
Netherlands	56	1,538	47,789	657	45,817
Poland	634	12,215	74,576	486	28,292
Spain	100	2,021	16,507	139	15,959
United Kingdom	609	9,401	211,340	2,719	370,444
Regional Markets - Europe:
Hungary	335	5,604	35,348	-	-
Slovakia	78	1,708	13,076	255	13,154
Sweden	-	-	-	447	35,649
Other Markets - Europe	118	2,600	19,641	-	-

Subtotal Europe	2,788	51,127	592,340	6,997	662,256

Global Markets - Asia:
China	18	172	5,889	-	-
Japan	53	2,423	90,462	6,039	747,128

Subtotal Asia	71	2,595	96,351	6,039	747,128

Total land and development portfolio	9,017	161,100	$1,577,786	30,292	$2,541,647

The following is a summary of our investment in consolidated real estate properties at December 31, 2014 (in thousands):

Investment Before Depreciation
Industrial operating properties	$18,635,452
Development portfolio, including cost of land	1,473,980
Land	1,577,786
Other real estate investments (5)	502,927

Total consolidated real estate properties	$22,190,145

(1)	Certain of our consolidated properties are pledged as security under our secured mortgage debt and assessment bonds at December 31, 2014. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $18.3 million of encumbrances related to other real estate properties not included in Real Estate Operations. See Schedule III — Real Estate and Accumulated Depreciation to the Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(2)	Value-added properties represent properties that are expected to be repurposed to a better use or acquired properties with opportunities to improve operating challenges and create higher value.

(3)	Represents the estimated finished square feet available for rent upon development of an industrial building on existing parcels of land included in this table.

(4)	Represents the total expected investment when the property under development is completed and leased. This includes the cost of land and development and leasing costs. At December 31, 2014, 65% of the properties under development in the development portfolio were expected to be complete by December 31, 2015, and 25% of the properties in the development portfolio were already completed but not yet stabilized. A property is defined as stabilized when it has been completed for one year or is 90% occupied.

(5)	Included in other real estate investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) certain infrastructure costs related to projects we are developing on behalf of others; (iv) land parcels that are leased to third parties; (v) earnest money deposits associated with potential acquisitions; and (vi) costs related to future development projects, including purchase options on land.

Lease Expirations

We generally lease our properties on a long term basis (with a weighted average lease term of seven years). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2014, without giving effect to the exercise of renewal options or termination rights, if any (dollars and square feet in thousands):

	Number of Leases	Occupied Square Feet	Net Effective Rent
Year			$	% of Total	$ Per Square Foot
2015	851	42,596	$185,671	15.7%	$4.36
2016	837	53,225	217,042	18.3%	4.08
2017	773	51,082	224,117	18.9%	4.39
2018	484	36,944	173,210	14.6%	4.69
2019	395	30,749	138,710	11.7%	4.51
2020	183	13,529	65,701	5.6%	4.86
2021	92	10,334	43,440	3.7%	4.20
2022	37	5,116	22,695	1.9%	4.44
2023	41	6,145	30,735	2.6%	5.00
2024	32	6,169	29,425	2.5%	4.77
Thereafter	38	9,509	52,927	4.5%	5.60

	3,763	265,398	$1,183,673	100%	$4.46

Month to month	181	6,126

Total	3,944	271,524

Unconsolidated Co-Investment Ventures

Included in our owned and managed portfolio are investments in real estate properties that we hold through our equity investments in unconsolidated co-investment ventures, primarily industrial properties that we also manage. Below is a summary of our unconsolidated co-investment ventures, which represents 100% of the venture, not our proportionate share, at December 31, 2014 (in thousands):

	Operating Properties		Development Portfolio - Total Expected Investment	Investment in Land
Unconsolidated Co-Investment Venture	Square Feet	Gross Book Value
Americas:
Prologis Targeted U.S. Logistics Fund	50,491	$4,592,157	$-	$-
FIBRA Prologis	31,364	1,755,544	11,895	1,230
Prologis Brazil Logistics Partners Fund (“Brazil Fund”) and related joint ventures	5,266	414,355	154,613	147,272

Subtotal Americas	87,121	6,762,056	166,508	148,502

Europe:
Prologis Targeted Europe Logistics Fund	15,535	1,832,926	-	-
Prologis European Properties Fund II	68,928	5,516,778	6,231	2,475
Europe Logistics Venture 1	5,257	405,761	-	-
Prologis European Logistics Partners Sàrl	57,688	4,083,178	17,985	9,847

Subtotal Europe	147,408	11,838,643	24,216	12,322

Asia:
Nippon Prologis REIT	20,898	3,387,646	-	-
Prologis China Logistics Venture	5,273	307,968	414,299	58,758

Subtotal Asia	26,171	3,695,614	414,299	58,758

Total	260,700	$22,296,313	$605,023	$219,582

For more information regarding our unconsolidated co-investment ventures, see Note 5 to the Consolidated Financial Statements in Item 8.

ITEM 3. Legal Proceedings

From time to time, we and our unconsolidated co-investment ventures are parties to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters to which we are currently a party, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial position or results of operations.

ITEM 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the NYSE under the symbol “PLD.” The following table sets forth the high and low sale price of our common stock, as reported in the NYSE Composite Tape, and the declared dividends per share, for the periods indicated.

	High	Low	Dividends
2013
First Quarter	$41.02	$37.04	$0.28
Second Quarter	45.52	35.09	0.28
Third Quarter	40.58	34.60	0.28
Fourth Quarter	40.99	35.71	0.28
2014
First Quarter	$42.10	$36.33	$0.33
Second Quarter	42.66	39.72	0.33
Third Quarter	42.38	37.28	0.33
Fourth Quarter	44.05	37.12	0.33

Our future common stock dividends may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

On February 20, 2015, we had approximately 512,138,000 shares of common stock outstanding, which were held of record by approximately 5,290 stockholders.

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2009, to the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Equity REITs Index from December 31, 2009 to December 31, 2014. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2009, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Preferred Stock Dividends

At December 31, 2014, we had one series of preferred stock outstanding – the “series Q preferred stock.” On April 19, 2013, we redeemed all of the outstanding series L, M, O, P, R, and S preferred stock.

The following table sets forth the Company’s dividends payable per share for the years ended December 31:

	2014	2013
Series L preferred stock	n/a	$0.41
Series M, R and S preferred stock	n/a	$0.42
Series O preferred stock	n/a	$0.44
Series P preferred stock	n/a	$0.43
Series Q preferred stock	$4.27	$4.27

For more information regarding dividends, see Note 10 to the Consolidated Financial Statements in Item 8.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 10 and 13 to the Consolidated Financial Statements in Item 8.

Other Stockholder Matters

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2015 Proxy Statement or in an amendment of this Form 10-K for further information relative to our equity compensation plans.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data related to our historical financial condition and results of operations for both Prologis, Inc. and the Operating Partnership. The amounts in the tables below are in millions, except for per share/unit amounts.

	Years Ended December 31,
	2014	2013	2012	2011 (1)	2010 (2)
Operating Data:
Total revenues	$1,761	$1,750	$1,961	$1,422	$827
Earnings (loss) from continuing operations (3)	$739	$230	$(106)	$(275)	$(1,605)
Net earnings (loss) per share attributable to common stock/unitholders - Basic (3):
Continuing operations (4)	$1.25	$0.40	$(0.35)	$(0.83)	$(7.42)
Discontinued operations (4)(5)	$-	$0.25	$0.17	$0.32	$1.52
Net earnings (loss) per share attributable to common stock/unitholders - Basic	$1.25	$0.65	$(0.18)	$(0.51)	$(5.90)
Net earnings (loss) per share attributable to common stock/unitholders - Diluted (3):
Continuing operations	$1.24	$0.39	$(0.34)	$(0.82)	$(7.42)
Discontinued operations (5)	$-	$0.25	$0.16	$0.31	$1.52
Net earnings (loss) per share attributable to common stock/unitholders - Diluted	$1.24	$0.64	$(0.18)	$(0.51)	$(5.90)
Common share/unit distributions per share/unit (3)	$1.32	$1.12	$1.12	$1.06	$1.25
Balance Sheet Data:
Total assets	$25,818	$24,572	$27,310	$27,724	$14,903
Total debt	$9,380	$9,011	$11,791	$11,382	$6,506
FFO (6):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common shares	$622	$315	$(81)	$(188)	$(1,296)
Total NAREIT defined adjustments	299	504	633	660	368
Total our defined adjustments	(33)	36	-	(60)	(46)

FFO, as defined by Prologis	$888	$855	$552	$412	$(974)
Total core defined adjustments	65	(42)	262	182	1,255

Core FFO (6)	$953	$813	$814	$594	$281

(1)	In 2011, AMB Property Corporation (“AMB”) completed a merger (the “Merger”) with ProLogis, a Maryland REIT (“ProLogis”). In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. Following the Merger, AMB changed its name to Prologis, Inc. In 2011, we also completed an acquisition of one of our unconsolidated ventures in Europe. Activity in 2011 included five months of results of ProLogis, as it was the accounting acquirer in the Merger and seven months of results of the combined company resulting from the Merger and the acquisition in Europe.

(2)	2010 includes the results of ProLogis, as it was the accounting acquirer in the Merger.

(3)	We recognized significant net gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest of $0.7 billion and $0.6 billion in 2014 and 2013, respectively. In 2010, we recognized impairment charges of $1.2 billion related to certain investments in real estate and goodwill. The historical shares and units of ProLogis were adjusted by the Merger exchange ratio of 0.4464 for the periods prior to the Merger. As a result, the per share/unit calculations were also adjusted.

(4)	For 2014 and 2013, the amounts for the Operating Partnership were the same as Prologis, Inc. Net earnings (loss) attributable to common unitholders for the Operating Partnership was $(0.34) and $0.16 for continuing operations and discontinued operations, respectively, in 2012, and was $(0.82) and $0.31 for continuing operations and discontinued operations, respectively, in 2011. Pre-Merger, there was no Operating Partnership.

(5)	In 2014, the accounting standard changed for classifying and reporting discontinued operations and as such, none of our dispositions in 2014 met the qualifications to be reported as discontinued operations.

(6)	FFO; FFO, as defined by Prologis and Core FFO are non-GAAP measures used in the real estate industry. See definitions and a complete reconciliation of net earnings to FFO and Core FFO in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this report and the matters described under Item 1A. Risk Factors.

Management’s Overview

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenue, earnings, net operating income (“NOI”), cash flows and Core FFO (see below for definition) is based on:

•

Rising Rents. Market rents are increasing across many of our markets. We expect growth to continue as demand for logistics facilities is strong across the globe. As many of our leases originated during low rent period following the global financial crisis, there is considerable room for growth of in-place leases, which translates into increased NOI, earnings and cash flow. We had positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) during each quarter of 2014, ranging between 6.2% and 9.7%, and the fourth quarter marked the eighth consecutive quarter of positive rental increases.

•

Value Creation from Development. We believe a successful development program involves maintaining control of well-positioned land. Based on our current estimates, our land bank has the potential to support the development of nearly 180 million additional square feet. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward through development or land sales. During 2014, in our owned and managed portfolio, we stabilized development projects with a total expected investment of $1.1 billion. We estimate that post-stabilization, the value of these buildings will be approximately 23.0% more than their book value or the cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models).

•

Economies of Scale from Growth in Assets Under Management. We believe we have the infrastructure and an acquisition pipeline that will allow us to increase our investments in real estate, with minimal increases to general and administrative expenses. During 2014, our owned and managed real estate assets increased through the acquisition of $1.5 billion of buildings, principally in our unconsolidated ventures in Europe, and development starts with a total expected investment of $2.0 billion; offset partially by dispositions to third parties of $1.5 billion. With all of this activity, we had minimal incremental gross general and administrative expenses.

Summary of 2014

During the year ended December 31, 2014, we completed the following activities as further described in the Consolidated Financial Statements:

•

In January, we closed on a U.S. co-investment venture, Prologis U.S. Logistics Venture (“USLV”), in which we have a 55% equity ownership and consolidate for financial reporting purposes. At closing, the venture acquired a portfolio of 66 operating properties from us, aggregating 12.8 million square feet for a purchase price of $1.0 billion.

•

In June, we completed the initial public offering for FIBRA Prologis, a Mexican REIT on the Mexican Stock Exchange. In connection with the offering, FIBRA Prologis purchased its initial portfolio of $1.6 billion from us and two of our co-investment ventures. We received equity units in FIBRA Prologis in exchange for our combined investments resulting in a 45% ownership interest in FIBRA Prologis that we account for under the equity method.

•

We earned a promote of $42.1 million in June from our co-investment venture, Prologis Targeted U.S. Logistics Fund (“USLF”), which was based on the venture’s cumulative returns to the investors over the previous three calendar years. Of that amount, $31.3 million represented the third-party investors’ portion and is reflected in Strategic Capital Income in the Consolidated Statements of Operations.

•

We increased our ownership of Prologis North American Industrial Fund (“NAIF”) to 66.1% by acquiring equity units from all but one partner for an aggregate purchase price of $679.0 million, which resulted in us obtaining control over and consolidating NAIF. As a result of remeasuring our equity investment to fair value upon consolidation in the fourth quarter, we recognized a gain of $201.3 million.

•

We invested $587.2 million in three of our European unconsolidated co-investment ventures, which represented our proportionate ownership interest, for the acquisition of properties and repayment of debt.

•

We generated net proceeds of $3.2 billion and net gains of $524.5 million from the contribution and disposition of real estate investments, including the initial portfolio of FIBRA Prologis discussed above. The gains were principally driven by dispositions in the United States and contribution of stabilized properties in Japan and Mexico.

•

We issued €1.8 billion ($2.4 billion) of senior notes, entered into a new yen term loan and replaced our euro term loan. We used the net proceeds to buy back senior notes through private transactions, repay secured mortgage debt, fund additional investments in our co-investment ventures and for general corporate purposes. This activity reduced our weighted average interest rate and extended our maturities, as further discussed below in Liquidity and Capital Resources.

•

In December, we received proceeds of $353.9 million through the issuance of equity securities from the exercise of a warrant issued in connection with the formation of Prologis European Logistics Partners Sàrl (“PELP”) and through our at-the-market (“ATM”) program. See Note 10 to the Consolidated Financial Statements for additional information about our ATM program.

Results of Operations

Real Estate Operations

Included in this segment is rental income and rental expense recognized from our consolidated operating properties. We had significant real estate activity during 2014 and 2013 that impacted the size of our consolidated portfolio. In addition, the operating fundamentals in the markets of our operating portfolio have been improving, which has positively impacted both the occupancy and rental rates we have experienced, and has also fueled development activity. Also included in this segment is revenue from land we own and lease to customers and development management and other income, net of acquisition, disposition and land holding costs.

Real Estate Operations NOI for the years ended December 31 was as follows (dollars in thousands):

	2014	2013	2012
Rental and other income	$1,192,176	$1,239,496	$1,469,419
Rental recoveries	348,740	331,518	364,320
Rental and other expenses	(454,254)	(478,920)	(517,795)

Real Estate Operations - NOI	$1,086,662	$1,092,094	$1,315,944

Operating margin	70.5%	69.5%	71.8%
Average occupancy	94.5%	93.6%	92.6%

Detail of our consolidated operating properties at December 31 was as follows (square feet in thousands):

	2014	2013	2012
Number of properties	1,607	1,610	1,853
Square Feet	282,282	267,097	316,347
Occupied %	96.3%	94.9%	93.7%

Below are the key drivers of Real Estate Operations NOI:

•	We had significant activity within the portfolio, including acquisitions, contributions to co-investment ventures and dispositions to third parties. This impacted NOI as follows:

2014 as compared to 2013

•	Acquisitions and development activity: $84.8 million increase;

•	Consolidation of NAIF: $35.8 million increase;

•	Contribution activity: $140.3 million decrease;

•	Disposition activity: $44.0 million decrease

2013 as compared to 2012

•	Acquisitions and development activity: $71.6 million increase;

•	Contribution activity: $299.4 million decrease

•	Average occupancy in our operating properties increased 90 basis points in 2014 from 2013 and 100 basis points in 2013 from 2012.

•	We leased a total of 72.9 million square feet, 87.6 million square feet and 92.4 million square feet during 2014, 2013 and 2012, respectively.

•

We recognize changes in rental income from certain contractual rent increases from our existing leases and from rent change on new leases. If a lease has a contractual rent increase based on the consumer price index or similar metric that is not known at the time of lease signing, the rent increase is not included in rent leveling and therefore any rent increase will impact the rental income we recognize.

•

We have experienced an increase in rental rates on the turnover of existing leases for the last eight quarters that has resulted in higher average rental rates in our portfolio and increased rental income and NOI as those leases commenced.

•

Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 81.0%, 73.4% and 74.2% of total rental expenses for the year ended December 31, 2014, 2013, and 2012 respectively. The increase was due in part to the higher average occupancy of our portfolio.

•

We adopted a new accounting standard, as of January 1, 2014, that changed the criteria for classifying and reporting discontinued operations. The results of the third-party dispositions remained in continuing operations in 2014, whereas in 2013 and 2012, the results were reclassified to discontinued operations and not included in Real Estate Operations.

Strategic Capital

Included in this segment is income comprised of fees and promotes earned for services performed for our unconsolidated co-investment ventures reduced by the expenses recognized for the direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owned by the ventures. Income associated with Strategic Capital fluctuates due to the size of co-investment ventures that are under management, the transactional activity in the venture and the timing of promotes. We had significant co-investment venture activity in 2014 and 2013 that impacted Strategic Capital NOI as detailed below.

Strategic Capital NOI for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Strategic Capital - NOI:
Americas:
Asset management and other fees	$51,490	$52,030	$55,448
Leasing commissions, acquisition and other transaction fees	12,348	14,078	13,974
Promotes	31,330	6,366	-
Strategic capital expenses	(53,126)	(53,689)	(37,785)

Subtotal Americas	42,042	18,785	31,637
Europe:
Asset management and other fees	70,539	53,190	32,951
Leasing commissions, acquisition and other transaction fees	16,010	10,604	4,096
Strategic capital expenses	(29,283)	(22,531)	(15,348)

Subtotal Europe	57,266	41,263	21,699
Asia:
Asset management and other fees	32,252	29,861	19,026
Leasing commissions, acquisition and other transaction fees	5,902	13,343	1,284
Strategic capital expenses	(14,087)	(13,059)	(10,687)

Subtotal Asia	24,067	30,145	9,623

Strategic Capital - NOI	$123,375	$90,193	$62,959

We had the following assets under management held through our unconsolidated co-investment ventures at December 31 as follows (dollars and square feet in millions):

	2014	2013	2012
Americas:
Number of ventures	3	4	6
Square feet	87.1	108.5	127.5
Total assets	$7,063	$8,014	$9,070
Europe:
Number of ventures	4	4	3
Square feet	147.4	132.9	70.3
Total assets	$11,463	$11,819	$6,605
Asia:
Number of ventures	2	2	2
Square feet	26.2	22.9	11.0
Total assets	$4,135	$4,032	$1,937
Total:
Number of ventures	9	10	11
Square feet	260.7	264.3	208.8
Total assets	$22,661	$23,865	$17,612

Below are the key drivers of Strategic Capital NOI:

•	We acquired a controlling interest in our co-investment venture NAIF in the fourth quarter of 2014 and began consolidating the venture.

•	We formed the co-investment venture FIBRA Prologis in Mexico in June 2014 and in connection with this transaction, we concluded the Mexico Industrial Fund.

•	We acquired a controlling interest in Prologis SGP Mexico and purchased our partner’s interest in Prologis North American Industrial Fund III in 2013.

•	We formed two co-investment ventures in early 2013 (one in Europe and one in Japan). In connection with the formation of the Japan co-investment venture, we concluded Japan Fund I.

•	We contributed 126, 254 and 25 properties to several co-investment ventures during 2014, 2013 and 2012, respectively.

•

In June 2014, we earned a promote of $42.1 million from our co-investment venture USLF. Of that amount, $31.3 million represented the third-party investors’ portion and is reflected in Strategic Capital Income in the Consolidated Statements of Operations.

The direct costs associated with Strategic Capital totaled $96.5 million, $89.3 million and $63.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in the line item Strategic Capital Expenses in the Consolidated Statements of Operations. These expenses include the direct expenses associated with asset management of the unconsolidated co-investment ventures and the property management expenses associated with the property-level management of the properties owned by these ventures.

The increase in Strategic Capital Expenses in 2014 from 2013 was due to the increased size of our co-investment ventures and additional expense that represents the associated bonus paid pursuant to the terms of the Prologis Promote Plan for the promote we earned, offset partially by the conclusion of several ventures. The increase in Strategic Capital Expenses in 2013 from 2012 was due to the addition of the two co-investment ventures in Europe and Asia and additional expense related to the promote we earned, offset somewhat by the conclusion of several ventures.

See Note 5 to the Consolidated Financial Statements for additional information on our unconsolidated entities.

Our Owned and Managed Portfolio

We manage our business on an owned and managed basis without regard to whether a particular property is wholly-owned by us or owned by one of our co-investment ventures. As further discussed below, we believe that the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated portfolio. The activity in our owned and managed portfolio impacts Real Estate Operations NOI, Strategic Capital revenues and the net earnings we recognize from our unconsolidated co-investment ventures.

Our total owned and managed portfolio includes operating industrial properties and does not include properties under development or held for sale and was as follows at December 31 (square feet in millions):

	2014			2013			2012
	Number of Properties	Square Feet	Occupancy	Number of Properties	Square Feet	Occupancy	Number of Properties	Square Feet	Occupancy
Consolidated	1,607	282.3	96.3%	1,610	267.1	94.9%	1,853	316.3	93.7%
Unconsolidated	1,278	260.7	95.0%	1,323	264.3	94.7%	1,163	208.8	93.8%

Totals	2,885	543.0	95.6%	2,933	531.4	94.8%	3,016	525.1	93.8%

Operating Activity

Information on our operating activity for the years ended December 31 is summarized below (square feet in millions):

	2014	2013	2012
Aggregate leased square feet	130.3	151.9	145.3
Average turnover costs per square foot	$1.46	$1.42	$1.38
Rent change on rollover (range of each quarter during the year)	6.2 - 9.7%	2.0 - 6.1%	(1.1) - (3.9)%
Retention percentage on aggregate leased square feet	85.5%	82.6%	87.3%

Development Start Activity

Information on our development starts for the years ended December 31 is summarized below (dollars and square feet in millions):

	2014 (1)	2013	2012
Number of properties	76	68	40
Aggregated square feet	26.0	23.0	17.0
Total expected investment (“TEI”)	$2,034	$1,771	$1,553
Our proportionate share of TEI based on ownership	$1,792	$1,473	$1,359
Percentage of build-to-suits based on TEI	32.6%	41.8%	63.8%
Weighted average expected yield on TEI	7.2%	7.6%	7.9%
Estimated value at completion	$2,441	$2,109	$1,834
Estimated margin	20.0%	19.1%	18.1%

(1)	We expect these developments to be completed on or before July 2016.

For information on our development portfolio at December 31, 2014, see Item 2. Properties.

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio, as well as properties owned by the unconsolidated co-investment ventures that are managed by us, in our same store analysis. We have defined the same store portfolio, for the three months ended December 31, 2014, as those properties that were in operation at January 1, 2013, and have been in operation throughout the same three-month periods in both 2014 and 2013. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and NOI in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods.

We calculate our same store results on a quarterly basis and provide a reconciliation of those results to our Consolidated Statements of Operations. The following is a summary of same store NOI and the change from prior period for the four quarters of 2014 and on a cumulative year-to-date basis and the square feet of the portfolio used in the calculation (dollars and square feet in thousands):

	Three Months Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31	Full Year
2014 NOI - same store portfolio	$586,579	$584,422	$581,912	$568,742	$2,321,655
2013 NOI - same store portfolio	$569,596	$562,899	$561,270	$546,214	$2,239,979
Percentage change	2.98%	3.82%	3.68%	4.12%	3.65%
Square feet of portfolio	505.6	496.9	490.6	487.2

(1)	A reconciliation of our same store results for these fiscal quarters to our Consolidated Statements of Operations is provided in our previously filed quarterly reports on Form 10-Q for the respective quarter.

The following is a reconciliation of our consolidated rental income, rental expenses and NOI (calculated as rental income and recoveries less rental expenses) for the full year, as included in the Consolidated Statements of Operations, to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in thousands):

	Three Months Ended
	March 31	June 30	September 30	December 31	Full Year

2014
Rental income and rental recoveries	$388,240	$381,273	$355,822	$402,014	$1,527,349
Rental expenses	110,517	109,576	102,324	108,370	430,787

NOI	$277,723	$271,697	$253,498	$293,644	$1,096,562

2013
Rental income and rental recoveries	$444,144	$363,956	$372,185	$379,208	$1,559,493
Rental expenses	130,354	109,837	106,811	104,936	451,938

NOI	$313,790	$254,119	$265,374	$274,272	$1,107,555

	For the Three Months Ended December 31,
	2014	2013	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per the Consolidated Statements of Operations	$307,584	$301,627
Rental recoveries per the Consolidated Statements of Operations	94,430	77,581
Consolidated adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(45,387)	(41,562)
Effect of changes in foreign currency exchange rates and other	112	(4,467)
Unconsolidated co-investment ventures – rental income	412,873	402,185

Same store portfolio – rental income (2)	$769,612	$735,364	4.7%
Rental Expenses (1)(3)
Consolidated:
Rental expenses per the Consolidated Statements of Operations	$108,370	$104,936
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(13,699)	(12,996)
Effect of changes in foreign currency exchange rates and other	10,139	3,830
Unconsolidated co-investment ventures — rental expenses	96,060	93,380

Same store portfolio – rental expenses (3)	$200,870	$189,150	6.2%
NOI (1)
Consolidated:
NOI per the Consolidated Statements of Operations	$293,644	$274,272
Consolidated adjustments to derive same store results:
NOI of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(31,688)	(28,566)
Effect of changes in foreign currency exchange rates and other	(10,027)	(8,297)
Unconsolidated co-investment ventures — NOI	316,813	308,805

Same store portfolio – NOI	$568,742	$546,214	4.1%

(1)

As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated co-investment ventures that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included in “effect of changes in foreign currency exchange rates and other” in the above table.

(3)	Rental expenses include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management services provided to each property (generally, based on a percentage of revenues). On consolidation, these amounts are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the years ended December 31 consisted of the following (in thousands):

	2014	2013	2012
Gross overhead	$461,647	$434,933	$394,845
Reported as rental expenses	(30,075)	(32,918)	(35,954)
Reported as strategic capital expenses	(96,496)	(89,278)	(63,820)
Capitalized amounts	(87,308)	(83,530)	(67,003)

G&A expenses	$247,768	$229,207	$228,068

Gross overhead includes all costs related to our business, including the Real Estate Operations and Strategic Capital segments. We allocate a portion of our gross overhead that relates to property management functions to both segments based on the size of the respective portfolios. Costs directly associated to Strategic Capital are allocated to that segment.

The increase in gross overhead from 2013 to 2014 was principally due to increased compensation. The increase in gross overhead from 2012 to 2013 was primarily due to increased infrastructure to accommodate our growing business. In 2013, the gross book value for our owned and managed portfolio increased $1.4 billion to $45.5 billion at December 31, 2013.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other general and administrative costs. The capitalized G&A costs for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Development activities	$68,008	$64,113	$42,417
Leasing activities	17,888	18,301	23,183
Costs related to internally developed software	1,412	1,116	1,403

Total capitalized G&A expenses	$87,308	$83,530	$67,003

In 2014, 2013 and 2012, the capitalized salaries and related costs represented 23.9%, 23.7% and 20.3%, respectively, of our total salaries and related costs, which includes cash and equity compensation and other employee-related expenses.

Depreciation and Amortization

Depreciation and amortization was $642.5 million, $648.7 million and $724.3 million for 2014, 2013 and 2012, respectively. The decrease over the last two years was principally a result of the disposition and contribution of properties, offset slightly by additional depreciation and amortization from completed development and acquired properties.

Merger, Acquisition and Other Integration Expenses

We incurred significant transaction, integration and transitional costs in 2012 related to the Merger in 2011 and integration of systems. See Note 14 to the Consolidated Financial Statements for more detail on these expenses.

Impairment of Real Estate Properties

During 2012, we recognized impairment charges of real estate properties in continuing operations due to our change of intent to no longer hold certain assets for long-term investment. See Notes 2 and 15 to the Consolidated Financial Statements for more detail on the process we took to value these assets and the related impairment charges recognized.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities that are accounted for under the equity method of $134.3 million, $97.2 million and $31.7 million for 2014, 2013 and 2012, respectively. The earnings we recognize are impacted by: (i) changes in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) our ownership interest in each venture; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 5 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

Gross interest expense decreased in 2014, compared to 2013, due to lower average debt levels and a decrease in interest rates. Although our debt levels were consistent at year ends ($9.4 billion at December 31, 2014 compared to $9.0 billion at December 31, 2013), we had higher debt outstanding during the first quarter of 2013. We decreased our debt by $2.7 billion near the end of the first quarter of 2013, primarily from the proceeds received from the contributions made to our unconsolidated co-investment ventures.

Gross interest expense decreased in 2013 compared to 2012 due to lower debt levels.

Our weighted average effective interest rate was 4.2%, 4.7% and 4.6% for 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, we issued new debt with lower borrowing costs and used the proceeds to pay down or buy back our higher cost debt.

See Note 9 to the Consolidated Financial Statements for a further breakdown of gross interest expense, amortization and capitalized amounts included in net interest expense.

See also Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net

We recognized $0.7 billion, $0.6 billion and $0.3 billion in continuing operations during 2014, 2013 and 2012, respectively. In 2014, these also included gains on the dispositions of properties to third parties due to the change in reporting under the new accounting standard. We expect to have contributions to co-investments in the future, primarily in Europe, Japan and Mexico, as well as the disposition of properties to third parties, primarily in the U.S., all depending on market conditions and other factors. See Note 4 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses), Net

To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. However, we and certain of our foreign consolidated subsidiaries have intercompany or third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. Certain of our third-party and intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Losses, Net in the Consolidated Statements of Comprehensive Income (Loss). This treatment is applicable to third-party debt that is designated as a hedge of our net investment and intercompany debt that is deemed to be long-term in nature.

If the third-party debt is not designated as a hedge or the intercompany debt is deemed short-term in nature we recognize a gain or loss in earnings when the debt is remeasured. We recognized net foreign currency exchange losses of $4.5 million in 2014 and exchange gains of $9.2 million and $7.4 million in 2013 and 2012, respectively, related to the settlement and remeasurement of debt. Predominantly the gains or losses recognized in earnings relate to the remeasurement of intercompany loans between the United States parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollar to the euro, Japanese yen and British pound sterling. In addition, we recognized net foreign currency exchange losses of $0.6 million, $0.6 million and $5.6 million from the settlement of transactions with third parties of certain assets or liabilities that are denominated in a currency other than an entity’s functional currency in 2014, 2013 and 2012, respectively.

We recognized unrealized losses of $13.3 million, $42.2 million and $22.3 million in 2014, 2013 and 2012, respectively on the derivative instrument (exchange feature) related to our exchangeable senior notes, which are due in March 2015.

Gains (Losses) on Early Extinguishment of Debt, Net

During 2014, 2013 and 2012, we purchased portions of several series of senior notes, senior exchangeable notes and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of losses of $165.3 million, $277.0 million and $14.1 million in 2014, 2013 and 2012, respectively. See Note 9 to the Consolidated Financial Statements for more information regarding our debt repurchases.

Income Tax Benefit (Expense)

During 2014, 2013 and 2012, our current income tax expense was $61.6 million, $126.2 million and $17.9 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries (“TRSs”), state and local income taxes and taxes incurred in our foreign jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Current income tax expense recognized during 2014 is principally due to tax triggered upon the contribution of the initial portfolio of properties by certain wholly-owned entities and Mexico Fondo Logistico (“AFORES”) to FIBRA Prologis, as the transaction was structured as an asset sale for Mexican tax purposes. The tax expense was offset slightly by the net current tax benefit from the operating losses generated by our United States TRS. The current tax expense recognized during 2013 was due to the initial contribution of certain properties to PELP and NPR that were previously held in foreign jurisdictions and United States TRSs.

During 2014, 2013 and 2012, we recognized a deferred tax benefit of $87.2 million, $19.4 million and $14.3 million, respectively. Deferred income tax benefit (expense) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the United States or in foreign jurisdictions. During 2014, the majority of the deferred tax benefit we recognized was a result of the reversal of deferred tax liabilities of $62.8 million as part of the FIBRA Prologis transaction ($30.4 million was offset by current income tax expense) and $27.1 million due to the expiration of the holding period on properties previously acquired with existing built-in gains.

Our income taxes are discussed in more detail in Note 16 to the Consolidated Financial Statements.

Discontinued Operations

As discussed above, we adopted a new accounting standard regarding discontinued operations effective January 1, 2014, and none of our property dispositions in 2014 met the criteria to be classified as discontinued operations. In 2014, 2013 and 2012, earnings from discontinued operations were $123.5 million and $75.9 million, respectively. Discontinued operations under the previous standard represent the results of operations of properties that were sold to third parties along with the related gain or loss on sale.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated ventures in which we do not own 100% of the equity, as well as the limited partners’ interests in the Operating Partnership. In 2014, we recognized net earnings attributable to noncontrolling interests in AFORES of $64.8 million due to the FIBRA Prologis transaction, primarily related to the third-party investors’ share of the gain on disposition and the net deferred income tax benefit.

In 2013, we earned a promote of $18.8 million from the cumulative returns of the investors of our consolidated co-investment venture, Prologis Institutional Alliance Fund II, over the life of the venture. Of that amount, $13.5 million represents the third-party investors’ portion and is reflected as a component of noncontrolling interest.

See Note 12 to the Consolidated Financial Statements for further information on our consolidated co-investment ventures.

Other Comprehensive Income (Loss) – Foreign Currency Translation Losses, Net

We recognized unrealized gains or losses related to the translation of our foreign subsidiaries’ assets and liabilities into U.S. dollars, along with realized and unrealized gains or losses associated with the changes in the fair value of derivative and non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations. During 2014, we recorded net losses of $171.4 million principally due to the weakening of the Japanese yen, euro and British pound sterling to the U.S. dollar, from the beginning of the period to the end of the period. In 2013, we recorded net losses of $234.7 million, which included approximately $190 million of foreign currency translation losses on the properties contributed to PELP and NPR due to the weakening of the euro and Japanese yen, respectively, to the U.S. dollar from December 31, 2012, through the date of the contributions. Also in 2013, we recorded net unrealized losses due to the weakening of the Japanese yen to the U.S. dollar, from the beginning of the period to the end of the period. During 2012, we recorded net losses of $79.0 million as the Japanese yen weakened relative to the U.S. dollar, offset slightly by the euro and British pound sterling slightly strengthening against the U.S. dollar, from the beginning of the period to the end of the period. See Note 18 in the Consolidated Financial Statements for further detail.

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

See Note 19 in the Consolidated Financial Statements for further information about environmental liabilities.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•

repayment of debt, including payments on our credit facilities and scheduled principal payments in 2015 of $599 million (which includes $460 million due March 15, 2015, on exchangeable/convertible notes that are exchangeable/convertible at a rate of 25.8244 shares of our common stock per $1,000 principal amount of notes (equivalent to an exchange or conversion price of $38.72));

•

completion of the development and leasing of the properties in our consolidated development portfolio (we had 79 properties at December 31, 2014, in our development portfolio that were 46.7% leased with a current investment of $1.5 billion and a total expected investment of $2.5 billion when completed and leased, leaving $1.0 billion remaining to be spent);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•

depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures); and

•

depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($350.7 million at December 31, 2014);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($2.7 billion available at December 31, 2014), other facilities or borrowing arrangements;

•

proceeds from the issuance of equity securities, including through the ATM program (we issued 3.3 million shares of common stock in 2014, generating net proceeds of $140.1 million – see Note 10 to the Consolidated Financial Statements for details on this program); and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

Debt balances at December 31 consisted of the following (dollars in millions):

	2014	2013
Debt outstanding	$9,380	$9,011
Weighted average interest rate	3.6%	4.2%
Weighted average maturity (in months)	70	58

In order to economically hedge our investment in Europe, reduce our borrowing costs and extend our maturities, during 2014 we issued several series of notes denominated in euro, as follows (dollars and euros in thousands):

2014	Principal Amount		Interest Rate	Effective Interest Rate	Maturity Date
February 2014	€700,000	$959,420	3.375%	3.52%	February 2024
June 2014	€500,000	$680,550	3.000%	3.10%	June 2026
October 2014	€600,000	$756,420	1.375%	1.40%	October 2020

We used the proceeds from these issuances to repay or redeem $1.3 billion of outstanding senior notes scheduled to mature in 2015 through 2022, secured mortgage debt of $528.0 million, fund additional investments in our co-investment ventures and general corporate purposes.

In 2014, we terminated our existing senior term loan agreement and entered into a new agreement under which loans can be obtained in U.S. dollars, euro, Japanese yen and British pounds sterling in an aggregate amount not to exceed €500 million ($607.1 million at December 31, 2014). We may pay down and re-borrow under this arrangement. We had borrowings of €190 million ($230.7 million at December 31, 2014). We also entered into a Japanese yen term loan under which we may obtain loans in an aggregate amount not to exceed ¥40.9 billion ($342.1 million at December 31, 2014). We had fully drawn this term loan at December 31, 2014.

At December 31, 2014, we had credit facilities with an aggregate borrowing capacity of $2.7 billion, all of which was available for borrowing.

At December 31, 2014, we were in compliance with all of our debt covenants, which include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

See Note 9 to the Consolidated Financial Statements for further information on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. For more information on equity commitments for our unconsolidated co-investment ventures, see Note 5 to the Consolidated Financial Statements. We have one consolidated co-investment venture, the Brazil Fund, with equity commitments at December 31, 2014, of $75.4 million, of which $37.7 million is our share and expires in December 2017. The equity commitments are denominated in Brazilian real and called and reported in U.S. dollars.

Cash Provided by Operating Activities

Net cash provided by operating activities was $704.5 million, $485.0 million and $463.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. In 2013 and 2012, cash provided by operating activities was less than the cash dividends paid on common and preferred stock by $88.9 million and $104.3 million, respectively. In both years, we used a portion of the cash proceeds from the disposition of real estate properties ($5.4 billion in 2013 and $2.0 billion in 2012) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the years ended December 31, 2014, 2013 and 2012, investing activities used net cash of $488.3 million and provided net cash of $2.3 billion and $529.6 million, respectively. The following are the significant activities for all periods presented:

•

Real estate development. In 2014, 2013 and 2012, we invested $1.1 billion, $845.2 million and $793.3 million, respectively, in real estate development and leasing costs for first generation leases. We have 55 properties under development and 24 properties that were completed but not stabilized at December 31, 2014, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2014, we acquired total real estate of $612.3 million, which included 1,055 acres of land and eight operating properties. In 2013, we acquired 536 acres of land and 26 operating properties for a combined total of $514.6 million, which includes properties acquired in connection with the wind-down of Prologis Japan Fund I. In 2012, we acquired 1,537 acres of land and 12 operating properties for a combined total of $254.4 million.

•

Capital expenditures. We invested $212.6 million, $228.0 million and $214.2 million in our operating properties during 2014, 2013 and 2012, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Investments in and advances to. In 2014, 2013 and 2012, we invested cash of $739.6 million, $1.2 billion and $165.0 million, respectively, in our unconsolidated co-investment ventures and other ventures, net of repayment of advances. Our investment in 2014 principally relates to additional investments in PELP of $461.2 million, Brazil Fund and related joint ventures of $66.3 million, Prologis Targeted Europe Logistics Fund of $72.9 million, NPR of $56.6 million and Prologis European Properties Fund II of $53.1 million, in each case, representing our proportionate share. The co-investment ventures used these investments for the acquisition of operating properties, the repayment of debt by the ventures and development costs. Our investment in 2013 principally relates to our investment in NPR of $411.5 million, Prologis Targeted Europe Logistics Fund of $210.2 million, Prologis European Properties Fund II of $167.2 million, PELP of $162.3 million, Brazil Fund and related joint ventures of $111.5 million and Prologis Targeted U.S. Logistics Fund of $104.8 million. See Note 5 to the Consolidated Financial Statements for more detail on these investments.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $244.3 million, $411.9 million and $291.7 million during 2014, 2013 and 2012, respectively. In 2013, we received $106.3 million in connection with the wind down of Prologis Japan Fund I. During 2012, we received $95.0 million, which represented a return of capital from one of our other joint ventures that held a note receivable that was repaid.

•

Proceeds from dispositions and contributions. We generated cash from dispositions and contributions of real estate properties of $2.3 billion in 2014, $5.4 billion in 2013 and $2.0 billion in 2012. In 2014, we contributed 115 real estate properties owned on a consolidated basis to FIBRA Prologis and received cash proceeds of $390.6 million, primarily attributable to the third-party partners in AFORES and subsequently distributed the proceeds to them. We also disposed of land, ground leases and 145 operating properties to third parties and contributed 11 operating properties to unconsolidated co-investment ventures. In 2013, we disposed of land and 89 operating properties to third parties and contributed 254 operating properties to unconsolidated co-investment ventures. The activity in 2013 primarily included the contribution of real estate properties to our co-investment ventures, PELP and NPR of $1.3 billion and $1.9 billion, respectively. In 2012, we disposed of land and 200 operating properties to third parties and contributed 25 operating properties to unconsolidated co-investment ventures.

•

Purchase of a controlling interest. In 2014, we paid net cash of $590.4 million to acquire a controlling interest in NAIF. In 2013, we paid net cash of $678.6 million to acquire our partners’ interest in Prologis North American Industrial Fund III and SGP Mexico. In connection with the acquisition of Prologis North American Industrial Fund II (“NAIF II”) in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million. The loan repayment was reduced by the cash acquired in the consolidation of NAIF II. Also in 2012, we paid $47.8 million in connection with the acquisition of two of our unconsolidated co-investment ventures.

•

Proceeds from repayment of notes receivable. In June 2014, we received $188.0 million for the payment in full of the notes receivable backed by real estate that originated in 2010 through the sale of a portfolio of industrial properties. In 2012, we received a full redemption of a $55.0 million note receivable that was issued in 2011 through the sale of non-industrial assets.

For the years ended December 31, 2014, 2013 and 2012, financing activities used net cash of $337.8 million and $2.4 billion and $1.1 billion, respectively. The following are the significant activities for all periods presented:

•	Proceeds from issuance of common stock.

•

In December 2014, we received gross proceeds of $142.1 million from the issuance of 3.3 million shares of common stock from our ATM program. In April 2013, we received net proceeds of $1.4 billion from the issuance of 35.65 million shares of common stock.

•

In December 2014, Norges Bank Investment Management exercised a warrant for $213.8 million in exchange for six million shares of Prologis common stock. See Note 4 to the Consolidated Financial Statements for more detail.

•

We generated proceeds from the issuance of common stock under our incentive plans, primarily from the exercise of stock options, of $22.3 million, $22.4 million and $31.0 million in 2014, 2013 and 2012, respectively.

•	Dividends paid on common and preferred stock. We paid dividends of $672.2 million, $573.9 million and $567.8 million to our common and preferred stockholders during 2014, 2013 and 2012, respectively.

•

Redemption and repurchase of preferred stock. In 2014, we paid $27.6 million to repurchase shares of series Q preferred stock. In 2013, we paid $482.5 million to redeem all of the outstanding series L, M, O, P, R and S of preferred stock.

•

Noncontrolling interest contributions. In 2014, 2013 and 2012, partners in consolidated co-investment ventures made contributions of $468.3 million, $145.5 million and $70.8 million, respectively. In 2014, the contributions were primarily related to the newly formed co-investment venture USLV. In 2013 and 2012, contributions from noncontrolling interest partners were primarily for the purchase of real estate properties by AFORES and development within Brazil Fund and related joint ventures.

•

Noncontrolling interest distributions. We distributed $315.4 million, $116.0 million and $44.1 million to various noncontrolling interests in 2014, 2013 and 2012, respectively. The distributions in 2014 were principally related to a cash distribution of $249.9 million to our partners in AFORES due to buildings contributed to FIBRA Prologis and $28.6 million to our partners in Prologis AMS due to the disposition of the remaining properties of the venture. Distributions in 2013 include cash distributions of $40.6 million to our partners in Prologis AMS due to the disposition of a portfolio of properties.

•

Purchase of noncontrolling interest. In 2013, we purchased our partner’s interest in Prologis Alliance Fund II (“Fund II”), a consolidated co-investment venture, for $245.8 million. In 2012, we purchased an additional interest in ProLogis European Properties (“PEPR”) for $117.3 million and Fund II for $14.1 million.

•

Net proceeds from (payments on) credit facilities. We made net payments of $717.4 million and $93.1 million in 2014 and 2013 respectively, on our credit facilities and received net proceeds of $9.1 million in 2012 from our credit facilities.

•

Repurchase and payment of debt. During 2014, we made payments of $2.2 billion on our previous term loan, $0.1 billion on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished exchangeable senior notes and secured mortgage debt of $1.9 billion. During 2013, we repurchased and extinguished exchangeable senior notes, secured mortgage debt, senior term loans and other debt of consolidated entities and made regularly scheduled debt principal payments and payments at maturity for a combined total of $6.0 billion. During 2012, we extinguished certain senior notes, exchangeable senior notes, secured mortgage debt, senior term loans, other debt and made regularly scheduled debt principal payments and payments at maturity for a combined total of $1.9 billion.

•

Proceeds from the issuance of debt. In 2014, we issued €1.8 billion ($2.4 billion) of senior notes, $2.3 billion of term loans and $70.7 million of secured debt. In 2013, we issued senior notes, secured mortgage debt, term loan debt and other debt of $3.6 billion. In 2012, we issued $1.4 billion of debt, principally secured mortgage debt and senior term loan debt. See Note 9 to the Consolidated Financial Statements for more detail on the senior note issuances in 2014.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to our unconsolidated co-investment ventures, at December 31, 2014, of $4.7 billion. These ventures had total third-party debt of $6.6 billion (of which $1.9 billion was our proportionate share) at December 31, 2014. This debt is primarily secured, is non-recourse to Prologis or the other investors in the co-investment ventures and matures as follows (dollars in millions):

							Weighted Average Interest Rate	Prologis Share
	2015	2016	2017	Thereafter	Disc/ Prem	Total		$	%
Prologis Targeted U.S. Logistics Fund	$149	$158	$14	$1,268	$9	$1,598	4.6%	$389	24.3%
FIBRA Prologis	9	252	216	172	32	681	5.3%	312	45.9%
Prologis Targeted Europe Logistics Fund	4	4	4	468	-	480	2.6%	207	43.2%
Prologis European Properties Fund II	270	195	76	1,421	(6)	1,956	3.8%	608	31.1%
Prologis European Logistics Partners Sàrl	3	203	-	-	2	208	3.8%	104	50.0%
Nippon Prologis REIT	-	195	19	1,142	3	1,359	1.1%	205	15.1%
Prologis China Logistics Venture	173	-	-	120	-	293	3.1%	44	15.0%

Total co-investment ventures	$608	$1,007	$329	$4,591	$40	$6,575	3.5%	$1,869

At December 31, 2014, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2014 as follows (in millions):

	Payments Due By Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Debt obligations, other than credit facilities and exchangeable debt	$139	$1,712	$1,520	$5,462	$8,833
Interest on debt obligations, other than credit facilities and exchangeable debt	352	623	471	-	1,446
Exchangeable debt	460	-	-	-	460
Interest on exchangeable debt	3	-	-	-	3
Unfunded commitments on the development portfolio (1)	746	193	-	-	939
Operating lease payments	32	58	51	392	533

Total	$1,732	$2,586	$2,042	$5,854	$12,214

(1)	We had properties in our development portfolio (completed and under development) at December 31, 2014, with a total expected investment of $2.5 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs that we will incur as the property is leased.

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our real estate investment trust status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

In 2014 and 2013, we paid a quarterly cash dividend of $0.33 and $0.28 per common share, respectively. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and real estate investment trust distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

At December 31, 2014, we had one series of preferred stock outstanding – series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates and assumptions about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as critical accounting policies.

Consolidation

We consolidate all entities that are wholly-owned and those in which we own less than 100% of the equity but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities that we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in the Consolidated Financial Statements.

Business Combinations

Upon acquisition of real estate that constitutes a business, which includes acquiring a controlling interest in an entity previously accounted for under the equity method of accounting, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt, intangible assets related to above and below market leases, value of costs to obtain tenants, deferred tax liability and other assumed assets and liabilities in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often is based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may also include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. In the case of an acquisition of a controlling interest in an entity previously accounted for under the equity method of accounting, this allocation may result in a gain or a loss. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, not to exceed one year.

Capitalization of Costs and Depreciation

We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets.

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

Revenue Recognition – Gains on Disposition of Real Estate and Strategic Capital Income

We recognize gains from the contributions and sales of real estate assets, generally at the time the title is transferred, consideration is received and we no longer have substantial continuing involvement with the real estate sold. In many of our transactions, an entity in which we have an equity investment will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the entity that acquires the assets. In addition, we make judgments regarding recognition in earnings of certain fees and incentives earned for services provided to these entities based on when they are earned, fixed and determinable.

Other than Temporary Impairment of Investments in Unconsolidated Entities

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we determine there is a loss in value that is other than temporary, we recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary and the calculation of the amount of the loss is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions, as well as changes in our intent with regard to our investment that occur subsequent to our review, could impact these assumptions and result in future impairment charges of our equity investments.

Derivative Financial Instruments

Derivatives instruments can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. We do not use derivatives for trading or speculative purposes. Accounting for derivatives as hedges requires that at inception, and over the term of the instruments, the hedged item and derivative qualify for hedge accounting. The rules and interpretations for derivatives are complex. Failure to apply this guidance correctly may result in all changes in fair value of the derivative being recognized in earnings.

We assess both at inception, and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized in earnings. Derivatives not designated as hedges are to manage our exposure to foreign currency fluctuations and variable interest rates but do not meet the strict hedge accounting requirements.

See Note 18 to the Consolidated Financial Statements for additional information about our derivative financial instrument policy.

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our income tax liability for each taxable entity, the liability associated with open tax years that are under review, our REIT taxable income and our compliance with REIT requirements. Our estimates are based on interpretation of tax laws. We estimate our actual current income tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes resulting in the recognition of deferred income tax assets and liabilities. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities; changes in assessments of the recognition of income tax benefits for certain non-routine transactions; changes due to audit adjustments by federal, international and state tax authorities; our inability to qualify as a REIT; the potential for built-in gain recognition; changes in the assessment of properties to be contributed to taxable REIT subsidiaries and changes in tax laws. Adjustments required in any given period are included within income tax expense. We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by taxing authorities.

Impairment of Long-Lived Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated NOI of a property, quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of a real estate property that we expect to hold is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. At the time our intent changes to dispose of one of our real estate properties, we compare the carrying value of the property to the estimated proceeds from disposition. If there is an impairment, we record an impairment for any excess, including costs to sell.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment of our long-lived assets.

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Funds from Operations (“FFO”)

FFO is a financial measure that is not determined in accordance with U.S. generally accepted accounting principles (“GAAP”), but is a measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among real estate investment trusts, as companies seek to provide financial measures that meaningfully reflect their business.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	REITs were created in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales, along with impairment charges, of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses (including impairment charges) from dispositions of land and development properties, as well as our proportionate share of the gains and losses (including impairment charges) from dispositions of development properties recognized by our unconsolidated entities, in our definition of FFO. We exclude the gain on revaluation of equity investments upon acquisition of a controlling interest from our definition of FFO.

Our FFO Measures

At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating results are best served by a defined FFO measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT-defined measure of FFO. Our FFO measures are used by management in analyzing our business and the performance of our properties and we believe that it is important that stockholders, potential investors and financial analysts understand the measures management uses.

We use these FFO measures, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared to similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of short-term items that we do not expect to affect the underlying long-term performance of the properties. The long-term performance of our properties is principally driven by rental income. While not infrequent or unusual, these additional items we exclude in calculating FFO, as defined by Prologis, defined below, are subject to significant fluctuations from period to period that cause both positive and negative short-term effects on our results of operations in inconsistent and unpredictable directions that are not relevant to our long-term outlook.

We use our FFO measures as supplemental financial measures of operating performance. We do not use our FFO measures as, nor should they be considered to be, alternatives to net earnings computed under GAAP, as indicators of our operating performance, as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

FFO, as defined by Prologis

To arrive at FFO, as defined by Prologis, we adjust the NAREIT-defined FFO measure to exclude:

(i)	deferred income tax benefits and deferred income tax expenses recognized by our subsidiaries;

(ii)	current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in GAAP earnings that is excluded from our defined FFO measure;

(iii)	unhedged foreign currency exchange gains and losses resulting from debt transactions between us and our foreign consolidated subsidiaries and our foreign unconsolidated entities;

(iv)	foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third-party debt of our foreign consolidated subsidiaries and our foreign unconsolidated entities; and

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

Core FFO

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and non-recurring items that we recognized directly or our share of these items recognized by our unconsolidated entities to the extent they are included in FFO, as defined by Prologis:

(i)	gains or losses from contribution or sale of land or development properties;

(ii)	income tax expense related to the sale of investments in real estate and third-party acquisition costs related to the acquisition of real estate;

(iii)	impairment charges recognized related to our investments in real estate generally as a result of our change in intent to contribute or sell these properties;

(iv)	gains or losses from the early extinguishment of debt and redemption and repurchase of preferred stock;

(v)	merger, acquisition and other integration expenses; and

(vi)	expenses related to natural disasters.

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

We have also adjusted for some non-recurring items. The merger, acquisition and other integration expenses included costs we incurred in 2012 associated with the Merger between AMB and ProLogis, the acquisition of ProLogis European Properties and the integration of our systems and processes. In addition, we and our co-investment ventures make acquisitions of real estate and we believe the costs associated with these transactions are transaction based and not part of our core operations.

We analyze our operating performance primarily by the rental income of our real estate and the revenue driven by our strategic capital business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities. Although these items discussed above have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long term.

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

	2014	2013	2012
FFO
Reconciliation of net earnings (loss) to FFO measures:
Net earnings (loss) attributable to common stockholders	$622,235	$315,422	$(80,946)
Add (deduct) NAREIT–defined adjustments:
Real estate related depreciation and amortization	617,814	624,573	705,717
Impairment charges on certain real estate properties	-	-	34,801
Gains on dispositions of non-development properties and revaluation of equity investments upon acquisition of a controlling interest, net	(553,298)	(271,315)	(207,033)
Reconciling items related to noncontrolling interests	47,939	(8,993)	(27,680)
Our share of reconciling items included in earnings from unconsolidated entities	186,540	159,792	127,323

Subtotal–NAREIT–defined FFO	921,230	819,479	552,182

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	18,984	32,870	14,892
Deferred income tax expense (benefit)	(56,720)	656	(8,804)
Our share of reconciling items included in earnings from unconsolidated entities	4,015	2,168	(5,835)

FFO, as defined by Prologis	887,509	855,173	552,435

Adjustments to arrive at Core FFO:
Net gains on dispositions of development properties and land, net	(152,798)	(336,815)	(121,303)
Losses on early extinguishment of debt and redemption / repurchase of preferred stock, net	171,817	286,122	14,114
Our share of reconciling items included in earnings from unconsolidated entities less third-party share of consolidated entities	46,619	8,744	23,097
Impairment charges	-	-	264,844
Merger, acquisition and other integration expenses	-	-	80,676

Core FFO	$953,147	$813,224	$813,863
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. See our risk factors in Item 1A. Risk Factors, specifically: The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position and We face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks, which may adversely affect our operating results and financial condition if we are unable to make required payments on our debt or are unable to refinance our debt. See also Notes 2 and 18 in the Consolidated Financial Statements in Item 8 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at December 31, 2014. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At December 31, 2014, we had net equity of approximately $1.5 billion, or 11% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and non-derivative financial instruments. Based on our sensitivity analysis, a 10% reduction in exchange rates would cause a reduction of $150 million to our net equity.

At December 31, 2014, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $1.1 billion to hedge a portion of our investments in Europe, including the United Kingdom, and Japan. Based on our sensitivity analysis, a weakening of the U.S. dollar against each of the euro, British pound sterling and Japanese yen by 10% would result in a $105 million negative change in our cash flows upon settlement. In addition, we also have euro option contracts, which were not designated as hedges, with an aggregate notional amount of $0.4 billion to mitigate risk associated with the translation of projected net income of our subsidiaries in Europe. A weakening of the U.S. dollar against the euro by 10% would result in a $35 million negative change in our cash flows upon settlement.

Interest Rate Risk

We are exposed to the impact of interest rate changes on future earnings and cash flows. At December 31, 2014, we had $572.7 million of variable rate debt outstanding, all of which was on our term loans. At December 31, 2014, we had entered into interest rate swap agreements to fix $342.1 million of our Japanese yen term loan. During the year ended December 31, 2014, we had weighted average daily outstanding borrowings of $181.6 million on our variable rate credit facilities not subject to interest rate swap agreements. Based on the results of a sensitivity analysis assuming a 10% adverse change in interest rates based on our average outstanding balances during the period, the impact was $0.5 million, which equates to a change in interest rates of 13 basis points.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets at December 31, 2014 and 2013, the Consolidated Statements of Operations, Comprehensive Income (Loss), Equity/Capital and Cash Flows for each of the years in the three-year period ended December 31, 2014, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 22 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2014, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2014, based on the criteria described in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2014, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2014, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2014, based on the criteria described in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2014, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The information required by this item is incorporated herein by reference to the descriptions under the captions “Election of Directors — Nominees,” Information Relating to Stockholders, Directors, Nominees and Executive Officers — Certain Information with Respect to Executive Officers, “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board of Directors” in our 2015 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Executive Compensation Matters” and “Board of Directors and Committees” in our 2015 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Security Ownership” and “Equity Compensation Plans” in our 2015 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees and Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our 2015 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2015 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 44 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 115 to 120 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 44 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prologis, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of Prologis, Inc.’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited Prologis, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prologis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prologis, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Prologis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 25, 2015

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Investments in real estate properties	$22,190,145	$20,824,477
Less accumulated depreciation	2,790,781	2,568,998

Net investments in real estate properties	19,399,364	18,255,479
Investments in and advances to unconsolidated entities	4,824,724	4,430,239
Assets held for sale	43,934	4,042
Notes receivable backed by real estate	-	188,000

Net investments in real estate	24,268,022	22,877,760

Cash and cash equivalents	350,692	491,129
Accounts receivable	103,445	107,955
Other assets	1,096,064	1,095,463

Total assets	$25,818,223	$24,572,307

LIABILITIES AND EQUITY
Liabilities:
Debt	$9,380,199	$9,011,216
Accounts payable and accrued expenses	627,999	563,993
Other liabilities	626,426	820,645

Total liabilities	10,634,624	10,395,854

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 100,000 shares authorized; 1,565 shares and 2,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	78,235	100,000
Common stock; $0.01 par value; 509,498 shares and 498,799 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	5,095	4,988
Additional paid-in capital	18,467,009	17,974,509
Accumulated other comprehensive loss	(600,337)	(435,675)
Distributions in excess of net earnings	(3,974,493)	(3,932,664)

Total Prologis, Inc. stockholders’ equity	13,975,509	13,711,158
Noncontrolling interests	1,208,090	465,295

Total equity	15,183,599	14,176,453

Total liabilities and equity	$25,818,223	$24,572,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014, 2013, 2012

(In thousands, except per share amounts)

	2014	2013	2012
Revenues:
Rental income	$1,178,609	$1,227,975	$1,459,461
Rental recoveries	348,740	331,518	364,320
Strategic capital income	219,871	179,472	126,779
Development management and other income	13,567	11,521	9,958

Total revenues	1,760,787	1,750,486	1,960,518

Expenses:
Rental expenses	430,787	451,938	491,239
Strategic capital expenses	96,496	89,279	63,820
General and administrative expenses	247,768	229,207	228,068
Depreciation and amortization	642,461	648,668	724,262
Other expenses	23,467	26,982	26,556
Merger, acquisition and other integration expenses	-	-	80,676
Impairment of real estate properties	-	-	252,914

Total expenses	1,440,979	1,446,074	1,867,535

Operating income	319,808	304,412	92,983
Other income (expense):
Earnings from unconsolidated entities, net	134,288	97,220	31,676
Interest expense	(308,885)	(379,327)	(505,215)
Interest and other income, net	25,768	26,948	22,878
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	725,790	597,656	305,607
Foreign currency and derivative losses and related amortization, net	(17,841)	(33,633)	(20,497)
Losses on early extinguishment of debt, net	(165,300)	(277,014)	(14,114)
Impairment of other assets	-	-	(16,135)

Total other income (expense)	393,820	31,850	(195,800)

Earnings (loss) before income taxes	713,628	336,262	(102,817)
Current income tax expense	(61,584)	(126,180)	(17,870)
Deferred income tax benefit	87,240	19,447	14,290

Total income tax benefit (expense)	25,656	(106,733)	(3,580)

Earnings (loss) from continuing operations	739,284	229,529	(106,397)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	-	6,970	40,827
Net gains on dispositions, including related impairment charges and taxes	-	116,550	35,098

Total discontinued operations	-	123,520	75,925

Consolidated net earnings (loss)	739,284	353,049	(30,472)
Net earnings attributable to noncontrolling interests	(103,101)	(10,128)	(9,248)

Net earnings (loss) attributable to controlling interests	636,183	342,921	(39,720)
Less preferred stock dividends	7,431	18,391	41,226
Loss on preferred stock redemption / repurchase	6,517	9,108	-

Net earnings (loss) attributable to common stockholders	$622,235	$315,422	$(80,946)

Weighted average common shares outstanding - Basic	499,583	486,076	459,895

Weighted average common shares outstanding - Diluted	506,391	491,546	461,848

Net earnings (loss) per share attributable to common stockholders - Basic:
Continuing operations	$1.25	$0.40	$(0.35)
Discontinued operations	-	0.25	0.17

Net earnings (loss) per share attributable to common stockholders - Basic	$1.25	$0.65	$(0.18)

Net earnings (loss) per share attributable to common stockholders - Diluted:
Continuing operations	$1.24	$0.39	$(0.34)
Discontinued operations	-	0.25	0.16

Net earnings (loss) per share attributable to common stockholders - Diluted	$1.24	$0.64	$(0.18)

Dividends per common share	$1.32	$1.12	$1.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Consolidated net earnings (loss)	$739,284	$353,049	$(30,472)
Other comprehensive income (loss):
Foreign currency translation losses, net	(171,401)	(234,680)	(79,014)
Unrealized gains (losses) and amortization on derivative contracts, net	(6,498)	19,590	17,986

Comprehensive income (loss)	561,385	137,959	(91,500)
Net earnings attributable to noncontrolling interests	(103,101)	(10,128)	(9,248)
Other comprehensive loss attributable to noncontrolling interest	13,237	12,978	9,786

Comprehensive income (loss) attributable to common stockholders	$471,521	$140,809	$(90,962)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Earnings	Non- controlling Interests	Total Equity
		Number of Shares	Par Value
Balance at January 1, 2012	$582,200	459,401	$4,594	$16,349,328	$(182,321)	$(3,092,162)	$793,835	$14,455,474
Consolidated net earnings (loss)	-	-	-	-	-	(39,720)	9,248	(30,472)
Adjustment to the Merger purchase price allocation	-	-	-	-	-	-	10,163	10,163
Effect of equity compensation plans	-	2,258	23	72,909	-	-	-	72,932
Noncontrolling interests, issuances (conversions), net	-	111	1	2,380	-	-	(2,381)	-
Capital contributions, net	-	-	-	-	-	-	74,447	74,447
Purchase of noncontrolling interests	-	-	-	(13,998)	-	-	(128,066)	(142,064)
Foreign currency translation losses, net	-	-	-	-	(69,155)	-	(9,859)	(79,014)
Unrealized gains and amortization on derivative contracts, net	-	-	-	-	17,913	-	73	17,986
Distributions and allocations	-	-	-	1,236	-	(564,211)	(43,141)	(606,116)

Balance at December 31, 2012	$582,200	461,770	$4,618	$16,411,855	$(233,563)	$(3,696,093)	$704,319	$13,773,336
Consolidated net earnings	-	-	-	-	-	342,921	10,128	353,049
Effect of equity compensation plans	-	1,351	13	93,692	-	-	-	93,705
Issuance of stock in equity offering, net of issuance costs	-	35,650	357	1,437,340	-	-	-	1,437,697
Redemption of preferred stock	(482,200)	-	-	8,593	-	(9,108)	-	(482,715)
Issuance of warrant	-	-	-	32,359	-	-	-	32,359
Capital contributions	-	-	-	-	-	-	146,130	146,130
Settlement of noncontrolling interests	-	28	-	(7,868)	-	-	(247,683)	(255,551)
Foreign currency translation losses, net	-	-	-	-	(221,633)	-	(13,047)	(234,680)
Unrealized gains and amortization on derivative contracts, net	-	-	-	-	19,521	-	69	19,590
Distributions and allocations	-	-	-	(1,462)	-	(570,384)	(134,621)	(706,467)

Balance at December 31, 2013	$100,000	498,799	$4,988	$17,974,509	$(435,675)	$(3,932,664)	$465,295	$14,176,453
Consolidated net earnings	-	-	-	-	-	636,183	103,101	739,284
Effect of equity compensation plans	-	1,383	14	88,424	-	-	450	88,888
Issuance of stock in at-the-market program, net of issuance costs	-	3,316	33	140,102	-	-	-	140,135
Repurchase of preferred stock	(21,765)	-	-	639	-	(6,517)	-	(27,643)
Issuance of stock from exercise of warrant	-	6,000	60	213,780	-	-	-	213,840
Formation of Prologis U.S. Logistics Venture	-	-	-	13,721	-	-	442,251	455,972
Consolidation of Prologis North American Industrial Fund	-	-	-	-	12,507	-	554,493	567,000
Capital contributions	-	-	-	-	-	-	14,464	14,464
Settlement of noncontrolling interests	-	-	-	33,803	-	-	(36,243)	(2,440)
Foreign currency translation losses, net	-	-	-	-	(167,950)	-	(13,214)	(181,164)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(9,219)	-	(23)	(9,242)
Distributions and allocations	-	-	-	2,031	-	(671,495)	(322,484)	(991,948)

Balance at December 31, 2014	$78,235	509,498	$5,095	$18,467,009	$(600,337)	$(3,974,493)	$1,208,090	$15,183,599

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Operating activities:
Consolidated net earnings (loss)	$739,284	$353,049	$(30,472)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(42,829)	(46,861)	(62,290)
Equity-based compensation awards	57,478	49,239	32,138
Depreciation and amortization	642,461	664,007	767,459
Earnings from unconsolidated entities, net	(134,288)	(97,220)	(31,676)
Distributions and net changes in operating receivables from unconsolidated entities	110,435	75,859	6,581
Amortization of debt and lease intangibles	21,113	10,140	21,008
Non-cash merger, acquisition and other integration expenses	-	-	17,581
Impairment of real estate properties and other assets	-	-	269,049
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(725,790)	(715,758)	(348,615)
Losses on early extinguishment of debt, net	165,300	277,014	14,114
Unrealized foreign currency and derivative losses and related amortization, net	22,571	28,619	14,892
Deferred income tax benefit	(87,240)	(20,067)	(21,967)
Increase in accounts receivable and other assets	(93)	(12,912)	(178,387)
Decrease in accounts payable and accrued expenses and other liabilities	(63,871)	(80,120)	(5,923)

Net cash provided by operating activities	704,531	484,989	463,492

Investing activities:
Real estate development activity	(1,051,181)	(845,234)	(793,349)
Real estate acquisitions	(612,330)	(514,611)	(254,414)
Tenant improvements and lease commissions on previously leased space	(133,957)	(145,424)	(133,558)
Non-development capital expenditures	(78,610)	(82,610)	(80,612)
Investments in and advances to unconsolidated entities	(739,635)	(1,221,155)	(165,011)
Return of investment from unconsolidated entities	244,306	411,853	291,679
Proceeds from dispositions and contributions of real estate properties	2,285,488	5,409,745	1,975,036
Acquisition of a controlling interest in unconsolidated co-investment ventures, net of cash received	(590,390)	(678,642)	(365,156)
Proceeds from repayment of notes receivable backed by real estate	188,000	-	55,000

Net cash provided by (used in) investing activities	(488,309)	2,333,922	529,615

Financing activities:
Proceeds from issuance of common stock	378,247	1,505,791	30,981
Dividends paid on common and preferred stock	(672,190)	(573,854)	(567,834)
Redemption of preferred stock	(27,643)	(482,500)	-
Noncontrolling interest contributions	468,280	145,522	70,820
Noncontrolling interest distributions	(315,426)	(115,999)	(44,070)
Purchase of noncontrolling interest	(2,440)	(250,740)	(142,064)
Debt and equity issuance costs paid	(23,420)	(77,017)	(10,963)
Net proceeds from (payments on) credit facilities	(717,369)	(93,075)	9,064
Repurchase and payment of debt	(4,205,806)	(6,012,433)	(1,850,699)
Proceeds from the issuance of debt	4,779,950	3,588,683	1,433,254

Net cash used in financing activities	(337,817)	(2,365,622)	(1,071,511)

Effect of foreign currency exchange rate changes on cash	(18,842)	(62,970)	3,142
Net increase (decrease) in cash and cash equivalents	(140,437)	390,319	(75,262)
Cash and cash equivalents, beginning of year	491,129	100,810	176,072

Cash and cash equivalents, end of year	$350,692	$491,129	$100,810

See Note 21 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2014	2013
ASSETS
Investments in real estate properties	$22,190,145	$20,824,477
Less accumulated depreciation	2,790,781	2,568,998

Net investments in real estate properties	19,399,364	18,255,479
Investments in and advances to unconsolidated entities	4,824,724	4,430,239
Assets held for sale	43,934	4,042
Notes receivable backed by real estate	-	188,000

Net investments in real estate	24,268,022	22,877,760
Cash and cash equivalents	350,692	491,129
Accounts receivable	103,445	107,955
Other assets	1,096,064	1,095,463

Total assets	$25,818,223	$24,572,307

LIABILITIES AND CAPITAL
Liabilities:
Debt	$9,380,199	$9,011,216
Accounts payable and accrued expenses	627,999	563,993
Other liabilities	626,426	820,645

Total liabilities	10,634,624	10,395,854

Capital:
Partners’ capital:
General partner - preferred	78,235	100,000
General partner - common	13,897,274	13,611,158
Limited partners	48,189	48,209

Total partners’ capital	14,023,698	13,759,367
Noncontrolling interests	1,159,901	417,086

Total capital	15,183,599	14,176,453

Total liabilities and capital	$25,818,223	$24,572,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014, 2013, 2012

(In thousands, except per unit amounts)

	2014	2013	2012
Revenues:
Rental income	$1,178,609	$1,227,975	$1,459,461
Rental recoveries	348,740	331,518	364,320
Strategic capital income	219,871	179,472	126,779
Development management and other income	13,567	11,521	9,958

Total revenues	1,760,787	1,750,486	1,960,518

Expenses:
Rental expenses	430,787	451,938	491,239
Strategic capital expenses	96,496	89,279	63,820
General and administrative expenses	247,768	229,207	228,068
Depreciation and amortization	642,461	648,668	724,262
Other expenses	23,467	26,982	26,556
Merger, acquisition and other integration expenses	-	-	80,676
Impairment of real estate properties	-	-	252,914

Total expenses	1,440,979	1,446,074	1,867,535

Operating income	319,808	304,412	92,983
Other income (expense):
Earnings from unconsolidated entities, net	134,288	97,220	31,676
Interest expense	(308,885)	(379,327)	(505,215)
Interest and other income, net	25,768	26,948	22,878
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	725,790	597,656	305,607
Foreign currency and derivative losses and related amortization, net	(17,841)	(33,633)	(20,497)
Losses on early extinguishment of debt, net	(165,300)	(277,014)	(14,114)
Impairment of other assets	-	-	(16,135)

Total other income (expense)	393,820	31,850	(195,800)

Earnings (loss) before income taxes	713,628	336,262	(102,817)
Current income tax expense	(61,584)	(126,180)	(17,870)
Deferred income tax benefit	87,240	19,447	14,290

Total income tax benefit (expense)	25,656	(106,733)	(3,580)

Earnings (loss) from continuing operations	739,284	229,529	(106,397)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	-	6,970	40,827
Net gains on dispositions, including related impairment charges and taxes	-	116,550	35,098

Total discontinued operations	-	123,520	75,925

Consolidated net earnings (loss)	739,284	353,049	(30,472)
Net earnings attributable to noncontrolling interests	(100,900)	(8,920)	(9,410)

Net earnings (loss) attributable to controlling interests	638,384	344,129	(39,882)
Less preferred unit distributions	7,431	18,391	41,226
Loss on preferred unit redemption / repurchase	6,517	9,108	-

Net earnings (loss) attributable to common unitholders	$624,436	$316,630	$(81,108)

Weighted average common units outstanding - Basic	501,349	487,936	461,848

Weighted average common units outstanding - Diluted	506,391	491,546	461,848

Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations	$1.25	$0.40	$(0.34)
Discontinued operations	-	0.25	0.16

Net earnings (loss) per unit attributable to common unitholders - Basic	$1.25	$0.65	$(0.18)

Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations	$1.24	$0.39	$(0.34)
Discontinued operations	-	0.25	0.16

Net earnings (loss) per unit attributable to common unitholders - Diluted	$1.24	$0.64	$(0.18)

Distributions per common unit	$1.32	$1.12	$1.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Consolidated net earnings (loss)	$739,284	$353,049	$(30,472)
Other comprehensive income (loss):
Foreign currency translation losses, net	(171,401)	(234,680)	(79,014)
Unrealized gains (losses) and amortization on derivative contracts, net	(6,498)	19,590	17,986

Comprehensive income (loss)	561,385	137,959	(91,500)
Net earnings attributable to noncontrolling interests	(100,900)	(8,920)	(9,410)
Other comprehensive loss attributable to noncontrolling interests	12,666	12,261	9,573

Comprehensive income (loss) attributable to common unitholders	$473,151	$141,300	$(91,337)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	General Partner				Limited Partners		Non- controlling Interests	Total
	Preferred		Common		Common
	Units	Amount	Units	Amount	Units	Amount
Balance at January 1, 2012	21,300	$582,200	459,401	$13,079,439	2,059	$58,613	$735,222	$14,455,474
Consolidated net earnings (loss)	-	-	-	(39,720)	-	(162)	9,410	(30,472)
Adjustment to the Merger purchase price allocation	-	-	-	-	-	-	10,163	10,163
Effect of equity compensation plans	-	-	2,258	72,932	-	-	-	72,932
Noncontrolling interests, issuances (conversions), net	-	-	111	2,381	-	-	(2,381)	-
Capital contributions, net	-	-	-	-	-	-	74,447	74,447
Purchase of noncontrolling interests	-	-	-	(13,998)	-	-	(122,258)	(136,256)
Foreign currency translation losses, net	-	-	-	(69,155)	-	(286)	(9,573)	(79,014)
Unrealized gains and amortization on derivative contracts, net	-	-	-	17,913	-	73	-	17,986
Distributions and allocations	-	-	-	(562,975)	(166)	(7,044)	(41,905)	(611,924)

Balance at December 31, 2012	21,300	$582,200	461,770	$12,486,817	1,893	$51,194	$653,125	$13,773,336
Consolidated net earnings	-	-	-	342,921	-	1,208	8,920	353,049
Effect of equity compensation plans	-	-	1,351	93,705	-	-	-	93,705
Issuance of units in exchange for contribution of equity offering proceeds	-	-	35,650	1,437,697	-	-	-	1,437,697
Redemption of preferred units	(19,300)	(482,200)	-	(515)	-	-	-	(482,715)
Issuance of warrant by Prologis, Inc.	-	-	-	32,359	-	-	-	32,359
Capital contributions	-	-	-	-	-	-	146,130	146,130
Settlement of noncontrolling interests	-	-	28	(7,868)	-	-	(242,745)	(250,613)
Foreign currency translation losses, net	-	-	-	(221,633)	-	(786)	(12,261)	(234,680)
Unrealized gains and amortization on derivative contracts, net	-	-	-	19,521	-	69	-	19,590
Distributions and allocations	-	-	-	(571,846)	(126)	(3,476)	(136,083)	(711,405)

Balance at December 31, 2013	2,000	$100,000	498,799	$13,611,158	1,767	$48,209	$417,086	$14,176,453
Consolidated net earnings	-	-	-	636,183	-	2,201	100,900	739,284
Effect of equity compensation plans	-	-	1,383	88,438	-	450	-	88,888
Issuance of units in exchange for contribution of at-the-market offering proceeds	-	-	3,316	140,135	-	-	-	140,135
Repurchase of preferred units	(435)	(21,765)	-	(5,878)	-	-	-	(27,643)
Issuance of units in exchange for proceeds from exercise of warrant	-	-	6,000	213,840	-	-	-	213,840
Formation of Prologis U.S. Logistics Venture	-	-	-	13,721	-	-	442,251	455,972
Consolidation of Prologis North American Industrial Fund	-	-	-	12,507	-	-	554,493	567,000
Capital contributions	-	-	-	-	-	-	14,464	14,464
Settlement of noncontrolling interests	-	-	-	33,803	-	-	(36,243)	(2,440)
Foreign currency translation losses, net	-	-	-	(167,950)	-	(548)	(12,666)	(181,164)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(9,219)	-	(23)	-	(9,242)
Distributions and allocations	-	-	-	(669,464)	-	(2,100)	(320,384)	(991,948)

Balance at December 31, 2014	1,565	$78,235	509,498	$13,897,274	1,767	$48,189	$1,159,901	$15,183,599

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Operating activities:
Consolidated net earnings (loss)	$739,284	$353,049	$(30,472)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(42,829)	(46,861)	(62,290)
Equity-based compensation awards	57,478	49,239	32,138
Depreciation and amortization	642,461	664,007	767,459
Earnings from unconsolidated entities, net	(134,288)	(97,220)	(31,676)
Distributions and net changes in operating receivables from unconsolidated entities	110,435	75,859	6,581
Amortization of debt and lease intangibles	21,113	10,140	21,008
Non-cash Merger, acquisition and other integration expenses	-	-	17,581
Impairment of real estate properties and other assets	-	-	269,049
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(725,790)	(715,758)	(348,615)
Losses on early extinguishment of debt, net	165,300	277,014	14,114
Unrealized foreign currency and derivative losses (gains) and related amortization, net	22,571	28,619	14,892
Deferred income tax benefit	(87,240)	(20,067)	(21,967)
Increase in accounts receivable and other assets	(93)	(12,912)	(178,387)
Decrease in accounts payable and accrued expenses and other liabilities	(63,871)	(80,120)	(5,923)

Net cash provided by operating activities	704,531	484,989	463,492

Investing activities:
Real estate development activity	(1,051,181)	(845,234)	(793,349)
Real estate acquisitions	(612,330)	(514,611)	(254,414)
Tenant improvements and lease commissions on previously leased space	(133,957)	(145,424)	(133,558)
Non-development capital expenditures	(78,610)	(82,610)	(80,612)
Investments in and advances to unconsolidated entities	(739,635)	(1,221,155)	(165,011)
Return of investment from unconsolidated entities	244,306	411,853	291,679
Proceeds from dispositions and contributions of real estate properties	2,285,488	5,409,745	1,975,036
Acquisition of a controlling interest in unconsolidated co-investment ventures, net of cash received	(590,390)	(678,642)	(365,156)
Proceeds from repayment of notes receivable backed by real estate	188,000	-	55,000

Net cash provided by (used in) investing activities	(488,309)	2,333,922	529,615

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	378,247	1,505,791	30,981
Distributions paid on common and preferred units	(674,344)	(580,862)	(575,807)
Redemption of preferred units	(27,643)	(482,500)	-
Noncontrolling interest contributions	468,280	145,522	70,820
Noncontrolling interest distributions	(313,272)	(113,928)	(41,905)
Purchase of noncontrolling interest	(2,440)	(245,803)	(136,256)
Debt and capital issuance costs paid	(23,420)	(77,017)	(10,963)
Net proceeds from (payments on) credit facilities	(717,369)	(93,075)	9,064
Repurchase and payment of debt	(4,205,806)	(6,012,433)	(1,850,699)
Proceeds from the issuance of debt	4,779,950	3,588,683	1,433,254

Net cash used in financing activities	(337,817)	(2,365,622)	(1,071,511)

Effect of foreign currency exchange rate changes on cash	(18,842)	(62,970)	3,142
Net increase (decrease) in cash and cash equivalents	(140,437)	390,319	(75,262)
Cash and cash equivalents, beginning of year	491,129	100,810	176,072

Cash and cash equivalents, end of year	$350,692	$491,129	$100,810

See Note 21 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership”). Through the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy is comprised of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership of industrial properties. Our Strategic Capital segment represents the management of co-investment ventures and other unconsolidated entities. See Note 20 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Parent and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and Operating Partnership collectively.

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2014, the Parent owned an approximate 99.65% common general partnership interest in the Operating Partnership, and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.35% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent. As the sole general partner of the Operating Partnership, the Parent has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

We operate the Parent and the Operating Partnership as one enterprise. The management of the Parent consists of the same members as the management of the Operating Partnership. These members are officers of the Parent and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, the Parent consolidates the Operating Partnership. Since the Parent’s only significant asset is its investment in the Operating Partnership, the assets and liabilities of the Parent and the Operating Partnership are the same on their respective financial statements.

Information with respect to the square footage, number of buildings and acres of land is unaudited.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The accompanying Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.

We consolidate all entities that are wholly-owned and those in which we own less than 100% of the equity but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

For entities that are not defined as variable interest entities, we first consider whether we are the general partner or the limited partner (or the equivalent in such investments which are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such entities do not have rights which would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating and/or kick-out rights we apply the equity method of accounting since as the general partner we have the ability to influence the venture. For ventures for which we are a limited partner or our investment is in an entity that is not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners. In instances where the factors indicate that we control the venture, we consolidate the entity.

Reclassifications. Certain amounts included in the Consolidated Financial Statements for 2013 and 2012 have been reclassified to conform to the 2014 financial statement presentation. We reclassified the balances in the Consolidated Balance Sheet at December 31, 2013, for derivative assets from Accounts Receivable to Other Assets and for derivative liabilities from Accounts Payable and Accrued Expenses to Other Liabilities. See Note 7 for the detail of these amounts.

Use of Estimates. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout the Consolidated Financial Statements, different assumptions and estimates could materially impact our reported results.

Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated entities operating in the United States and Mexico and certain of our consolidated subsidiaries that operate as holding companies for foreign investments. The

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

functional currency for our consolidated subsidiaries and unconsolidated entities operating in countries other than the United States and Mexico is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or where the entity conducts its operations.

The functional currencies of our consolidated subsidiaries and unconsolidated entities generally include the Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Singapore dollar. We are parties to business transactions denominated in these and other local currencies where we operate.

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in Accumulated Other Comprehensive Loss (“AOCI”) in the Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant non-recurring transactions are translated at the rate in effect at the date of the transaction. We translate our share of the net earnings or losses of our unconsolidated entities whose functional currency is not the U.S. dollar at the average exchange rate for the period.

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature and then the adjustment is reflected as a cumulative translation adjustment in AOCI in the Consolidated Balance Sheets.

Business Combinations. When we acquire a business, which may include an operating property, we record the acquisition at the fair value of assets acquired and liabilities assumed. Transaction costs related to business combinations are expensed as incurred. We generally acquire operating properties that meet the definition of a business. The transaction costs related to the acquisition of land and the formation of equity method investments are capitalized.

When we acquire a business or individual operating properties, we allocate the purchase price to the various components of the acquisition based upon the fair value of the acquired assets and liabilities. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, not to exceed one year.

When we obtain control of an unconsolidated entity, we account for the acquisition of the entity in accordance with the guidance for a business combination achieved in stages. We remeasure our previously held interest in the unconsolidated entity at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings at the acquisition date.

We allocate the purchase price using primarily level 2 and 3 inputs (further defined in Fair Value Measurements below) as follows:

Investments in Real Estate Properties. We value operating properties as if vacant. We estimate fair value generally by applying an income approach methodology using a discounted cash flow analysis. Key assumptions in the discounted cash flow analysis include market rents, growth rates and discount and capitalization rates. We determine discount and capitalization rates by market based on recent transactions and other market data. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale.

Intangible Assets. We determine the portion of the purchase price related to intangible assets as follows:

•

In Place Leases. We calculate the fair value of in place leases based upon our estimate of the costs to obtain tenants, primarily leasing commissions, in each of the applicable markets. The value is recorded in other assets and amortized over the average remaining estimated life of the lease to amortization expense.

•

Above and Below Market Leases. We recognize an asset or liability for acquired leases with favorable or unfavorable rents based on our estimate of current market rents of the applicable markets. The value is recorded in either other assets or other liabilities, as appropriate, and is amortized over the average remaining estimated life of the lease to rental income.

•

Contracts to Provide Management Services. We calculate the value of existing agreements to provide management services by discounting future expected cash flows. The value is recorded as management contracts in Other Assets in the Consolidated Balance Sheets and amortized over the remaining term of the agreement to amortization expense.

Debt. We estimate the fair value of debt based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities. In the case of publicly traded debt, we estimate the fair value based on available market data. Any discount or premium to the principal amount is included in the carrying value and amortized over the remaining term of the related debt using the effective interest method to interest expense.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Noncontrolling Interest. We estimate the portion of the fair value of the net assets owned by third parties based on the fair value of the consolidated net assets, principally real estate properties and debt.

Working Capital. We base the fair value of all other acquired assets and assumed liabilities on the best information available.

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

Long-Lived Assets.

Real Estate Assets. Real estate assets are carried at depreciated cost. We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis of real estate assets. We expense costs for making repairs and maintaining the real estate assets as incurred.

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, and rehabilitation; if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. We capitalize costs incurred to successfully originate a lease that results directly from and are essential to acquire that lease, including internal costs that are incremental and identifiable as leasing activities. Leasing costs that meet the requirements for capitalization are presented as a component of Other Assets in the Consolidated Balance Sheets.

We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation commences when the asset is ready for its intended use, which we define as the earlier of stabilization (90% occupied) or one year after completion of construction. We generally use the following useful lives: five to seven years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to ground leases over the shorter of the estimated building improvement life or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term based on square feet for all leases, in effect at December 31, 2014, was seven years.

We assess the carrying values of our respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. We consider current market conditions, as well as our intent with respect to holding or disposing of the asset. We measure the recoverability of the real estate asset by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. If our analysis indicates that the carrying value of the real estate property that we expect to hold is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. We determine fair value through various valuation techniques; including discounted cash flow models, quoted market values, and third-party appraisals; where considered necessary. When we decide to sell an asset we compare the carrying value of the property to its estimated fair value based on estimated selling price less costs to sell and recognize an impairment for any excess.

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

(iv)	for costs incurred related to the potential acquisition of land or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur at the measurement date.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We base projected future cash flows on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment of our long-lived assets.

Assets Held for Sale. We classify a component of our business or property as held for sale when certain criteria are met, in accordance with GAAP. At such time, the respective assets and liabilities are presented separately in the Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

Discontinued Operations. As discussed in the New Accounting Pronouncements below, beginning in 2014, only disposals of a component of an entity, or a group of components of an entity, representing a strategic shift in operations would be presented as discontinued operations. Under this guidance, none of our property dispositions qualified as discontinued operations in 2014. However, in 2013 and 2012 the results of operations for real estate properties sold during the reported periods or held for sale at the end of the reported periods were shown under Discontinued Operations in the Consolidated Statements of Operations following the previous accounting standard.

Investments in Unconsolidated Entities. We present our investments in certain entities under the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments (including advances) in the balance sheet at our cost which would include deferred gains from the contribution of properties, if applicable. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized, our share of accumulated other comprehensive income or loss, distributions received and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

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

Financial Instruments. We may use derivative financial instruments for the purpose of managing foreign currency exchange rate and interest rate risk. We reflect our derivative financial instruments at fair value and record changes in the fair value of these derivatives each period in earnings, unless hedge accounting criteria are met. See Note 18 for a discussion of our financial instruments.

Exchangeable Debt. Our exchangeable notes were issued by the Operating Partnership and are exchangeable into common stock of the Parent. The accounting for the exchangeable senior notes required us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. At each reporting period, we adjust the derivative instrument to fair value with the adjustment being recorded in earnings as Foreign Currency and Derivative Losses and Related Amortization, Net and the derivative reflected in Other Liabilities. We amortize the discount over the remaining term of the exchangeable notes.

Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interest is subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and the proportionate share of the net earnings or losses of each respective entity. If we establish a new consolidated entity or contribute a property to or liquidate an existing consolidated entity in which we do not own 100% of the ownership interests, we reflect the difference in cash received or paid from the noncontrolling interests carrying amount as paid-in-capital with no gain or loss recognized.

Certain limited partnership interests issued by us in connection with the formation of a real estate partnership and as consideration in a business combination are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at our carrying value of the surrendered noncontrolling interest, and any differences reflected in Additional Paid-in-Capital on the Consolidated Balance Sheets.

Costs of Raising Capital. We treat costs incurred in connection with the issuance of common and preferred stock as a reduction to additional paid-in capital. We capitalize costs incurred in connection with the issuance of debt in other assets, and amortize to interest expense over the term of the related debt. Costs associated with debt modifications are expensed when incurred.

Accumulated Other Comprehensive Income (Loss). For the Parent, we include AOCI as a separate component of stockholders’ equity in the Consolidated Balance Sheets. For the Operating Partnership, AOCI is included in partners’ capital in the Consolidated Balance Sheets. Any reference to AOCI in this document is referring to the component of stockholders’ equity for the Parent and partners’ capital for the Operating Partnership.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition.

Rental Income. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers. We reflect amounts recovered from customers as revenue in the period that the applicable expenses are incurred. We make a provision for possible loss if the collection of a receivable balance is considered doubtful.

Strategic Capital Income. Strategic capital income includes revenues we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services provided. We may also earn incentive returns (we refer to these as promotes) based on third-party investor returns over time, which may be during the duration of the venture or at the time of liquidation. We recognize fees when they are earned, fixed and determinable. We report these fees in Strategic Capital Income in the Consolidated Statements of Operations. In addition, we may earn fees for services provided to develop properties within these ventures and those fees are reflected in Development Management and Other Income in the Consolidated Statements of Operations on a percentage of completion basis.

Gains (Losses) on Dispositions of Investments in Real Estate. We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from the disposition of real estate when known.

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

When a property that we originally contributed to an unconsolidated entity is disposed of to a third party, we recognize the amount of the gain we had previously deferred, along with our proportionate share of the gain recognized by the unconsolidated entity. If our ownership interest in an unconsolidated entity decreases and the decrease is expected to be permanent, we recognize the amounts relating to previously deferred gains to coincide with our new ownership interest.

Rental Expenses. Rental expenses primarily include the cost of our property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes.

Strategic Capital Expenses. Strategic capital expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Strategic Capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by property management personnel who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio including properties we consolidated and the properties we manage that are owned by the unconsolidated co-investment ventures. We allocate the costs of our property management to the properties we consolidate (included in Rental Expenses) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses) by using the square feet owned by the respective portfolios.

Equity-Based Compensation. We account for equity-based compensation by measuring the cost of employee services received in exchange for an award of an equity instrument based on the fair value of the award on the grant date. We recognize the cost of the entire award on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We evaluate tax positions taken in the Consolidated Financial Statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

We recognize deferred income taxes in certain taxable entities. For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis in assets and liabilities. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair value at the date of acquisition. For our taxable subsidiaries, including international jurisdictions, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible and intangible assets at the date of acquisition. Any increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, related to tax uncertainties acquired, are reflected in earnings.

If taxable income is generated in these subsidiaries, we recognize a benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. If the reversal of the deferred income tax liability results from a sale or contribution of assets, the classification of the reversal to the Consolidated Statement of Operations is based on the taxability of the transaction. We record the reversal to Deferred Income Tax Benefit as a taxable transaction if we dispose of the asset. We record the reversal as Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net as a non-taxable transaction if we dispose of the asset, as well as the entity that owns the asset.

Deferred income tax expense is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets. We provide for a valuation allowance for deferred income tax assets if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense.

Environmental Costs. We incur certain environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We expense costs incurred in connection with operating properties and properties previously sold. We capitalize costs related to undeveloped land as development costs and include any expected future environmental liabilities at the time of acquisition. We include costs incurred for properties to be disposed in the cost of the properties upon disposition. We maintain a liability for the estimated costs of environmental remediation expected to be incurred in connection with undeveloped land, operating properties and properties previously sold that we adjust as appropriate as information becomes available.

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that requires companies to use a five step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. Under the model, a company will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition guidance in GAAP when it becomes effective for us on January 1, 2017. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued an accounting standard update that changed the criteria for classifying and reporting discontinued operations while enhancing disclosures. Under the new guidance, only disposals of a component of an entity, or a group of components of an entity, representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have, or will have, a major effect on the organization’s operations and financial results. Examples of disposals that may meet the new criteria include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires additional disclosures about discontinued operations and the disposal of an individually significant component of an entity that does not meet the criteria for discontinued operations. We early adopted this standard prospectively for all disposals subsequent to January 1, 2014. Prior to adoption, the results of operations for real estate properties sold or held for sale during the reported periods were shown under Discontinued Operations in the Consolidated Statements of Operations (see Note 8). Going forward, we expect the majority of our property dispositions will not qualify as discontinued operations and the results of the dispositions will be presented in Income from Continuing Operations.

In March 2013, the FASB issued an accounting standard update on the accounting for currency translation adjustment (“CTA”) when a parent sells or transfers part of its ownership interest in a foreign entity. When a company sells a subsidiary or group of assets that constitute a business while maintaining ownership of the foreign entity in which those assets or subsidiary reside, a complete or substantially complete liquidation of the foreign entity is required in order for a parent entity to release CTA to earnings. However, for a company that sells all or part of its ownership interest in a foreign entity, CTA is released upon the loss of a controlling financial interest in a consolidated foreign entity or partial sale of an equity method investment in a foreign entity. For step acquisitions, the CTA associated with the previous equity-method investment is fully released when control is obtained and consolidation occurs. We adopted this standard at January 1, 2014, and it did not have a material impact in the Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Business Combinations

Acquisition of a Controlling Interest in Prologis North American Industrial Fund

During 2014, we increased our ownership in Prologis North American Industrial Fund (“NAIF”) from 23.1% to 66.1% by acquiring the equity units from all but one partner for an aggregate of $679.0 million. This included the acquisition of $46.8 million on October 20, 2014 that resulted in our gaining control over NAIF, based on the rights of the limited partners, and therefore we began consolidating NAIF as of that date. When we acquire a controlling interest in an equity investment, we remeasure our equity investment to fair value, and as a result we may recognize a gain or loss. We recognized a gain of $201.3 million in Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net in the Consolidated Statements of Operations. The fair value was primarily based on external valuations.

The total purchase price was $1.1 billion, which included our investment in NAIF at the time of consolidation. The allocation of the purchase price required a significant amount of judgment and was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired, for which we used external valuations as appropriate. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is still being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations. The allocation of the purchase price was as follows (in thousands):

Investments in real estate properties	$2,770,191
Cash, accounts receivable and other assets	132,261
Debt	(1,195,213)
Accounts payable, accrued expenses and other liabilities	(70,226)
Noncontrolling interests	(554,493)

Total purchase price	$1,082,520

Our results of operations for 2014 include rental income and rental expenses of the properties acquired in the NAIF acquisition of $49.2 million and $13.3 million, respectively, offset by the impact of noncontrolling interests.

2013 Acquisitions of Controlling Interests in Unconsolidated Co-Investment Ventures

During 2013, we acquired real estate from three unconsolidated co-investment ventures through the conclusion of the venture or the acquisition of our partner’s interest. In connection with these transactions, we remeasured our equity investment to fair value and recognized gains of $34.8 million in Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net in the Consolidated Statements of Operations. The fair value was primarily based on external valuations.

•

On October 2, 2013, we acquired our partner’s 78.4% interest in the unconsolidated co-investment venture Prologis SGP Mexico and concluded the venture. The allocation of net assets acquired was $409.5 million in real estate properties and $4.0 million of net other assets and $158.4 million in debt. All properties acquired in this transaction were contributed in June 2014 to our new unconsolidated co-investment venture in Mexico, as discussed in Note 4.

•

On August 6, 2013, we concluded the unconsolidated co-investment venture Prologis North American Industrial Fund III. The venture sold 73 properties to a third party and we subsequently acquired the remaining properties through the purchase of our partner’s 80% ownership interest in the venture. The allocation of net assets acquired was $519.2 million in real estate properties and $22.0 million of net other assets. These properties were contributed in January 2014 to a consolidated venture in which we own 55% of the equity as discussed in Note 12.

•	In the second quarter of 2013, we concluded an unconsolidated co-investment venture in Japan.

The results of operations for these properties were not significant in 2013.

2012 Acquisitions of Controlling Interests in Unconsolidated Co-Investment Ventures

In 2012, we acquired all or a portion of the total properties in three of our unconsolidated co-investment ventures in the United States, collectively the “2012 Co-Investment Venture Acquisitions.” As a result of the 2012 Co-Investment Venture Acquisitions, we remeasured our equity investments in these co-investment ventures to fair value resulting in a gain of $286.3 million in Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net in the Consolidated Statements of Operations. The fair value was primarily based on external valuations. The allocation of net assets acquired for these acquisitions was approximately $2.3 billion in real estate properties, $50.3 million of net other assets and $1.0 billion in debt. Our results for 2012 include rental income and rental expenses of the properties acquired in the 2012 Co-Investment Venture Acquisitions of $170.6 million and $42.5 million, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following at December 31 (dollars and square feet in thousands):

	Square Feet /Acres (1)		No. of Buildings (1)		Investment Balance
	2014	2013	2014	2013	2014	2013
Industrial operating properties:
Improved land	- -	- -	- -	- -	$4,227,637	$4,074,647
Buildings and improvements	282,282	267,097	1,607	1,610	14,407,815	13,726,417
Development portfolio, including land costs:
Pre-stabilized	7,448	4,491	24	11	547,982	204,022
Properties under development	22,844	18,587	55	46	925,998	816,995
Land	9,017	9,747	- -	- -	1,577,786	1,516,166
Other real estate investments (2)					502,927	486,230

Total investments in real estate properties					22,190,145	20,824,477
Less accumulated depreciation					2,790,781	2,568,998

Net investments in real estate properties					$19,399,364	$18,255,479

(1)	Items indicated by ‘- -‘are not applicable.

(2)	Included in other real estate investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) certain infrastructure costs related to projects we are developing on behalf of others; (iv) land parcels that are leased to third parties; (v) earnest money deposits associated with potential acquisitions; and (vi) costs related to future development projects, including purchase options on land.

At December 31, 2014, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

Acquisitions

Real estate acquisition activity for the years ended December 31 was as follows (dollars and square feet in thousands):

	2014	2013	2012
Acquisitions of properties from unconsolidated co-investment ventures
Number of industrial operating properties	231	58	215
Square feet	45,663	16,319	46,277
Real estate acquisition value	$2,770,191	$1,141,128	$2,294,892
Gains on revaluation of equity investments upon acquisition of a controlling interest	$201,319	$34,787	$286,335

Acquisitions of properties from third parties
Number of industrial operating properties	8	12	12
Square feet	1,004	3,262	1,622
Real estate acquisition value	$78,314	$146,331	$77,397

The acquisitions of controlling interests in unconsolidated co-investment ventures is discussed in Note 3.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dispositions

Real estate disposition activity for the years ended December 31 was as follows (dollars and square feet in thousands):

	2014	2013	2012
Continuing Operations
Contributions to unconsolidated co-investment ventures
Number of properties	126	254	25
Square feet	25,247	71,503	4,784
Net proceeds	$1,825,311	$6,479,707	$380,880
Net gains on contributions	$188,268	$555,196	$1,958
Dispositions to third parties
Number of properties	145	-	-
Square feet	19,856	-	-
Net proceeds (1)	$1,365,318	$177,273	$94,587
Net gains on dispositions (1)	$336,203	$7,673	$17,314
Discontinued Operations
Number of properties	-	89	200
Square feet	-	9,196	27,169
Net proceeds from dispositions	$-	$608,286	$1,562,189
Net gains from dispositions, including related impairment charges and taxes (2)	$-	$116,550	$35,098

(1)	Dispositions to third parties include land sales.

(2)	We recorded $1.2 million and $0.2 million of income tax expense in 2013 and 2012, respectively, related to the disposition of properties in discontinued operations.

Detail of significant transactions with related parties (co-investment ventures)

In June 2014, we completed the initial public offering of FIBRA Prologis, a Mexican REIT, on the Mexican Stock Exchange. In connection with the offering, FIBRA Prologis purchased 177 properties aggregating 29.7 million square feet (12.6 million square feet related to wholly-owned properties, 7.6 million square feet from our consolidated co-investment venture Prologis Mexico Fondo Logistico (“AFORES”) and 9.5 million square feet from our unconsolidated co-investment venture Prologis Mexico Industrial Fund). We received 287.3 million equity units of FIBRA Prologis (priced at Ps 27.00 ($2.09)) in exchange for our combined investments, resulting in a 45% ownership interest that we account for under the equity method. Based on this transaction, we recognized a gain on disposition of investments in real estate of $52.5 million; current tax expense of $32.4 million; deferred tax benefit of $55.5 million; and earnings attributable to noncontrolling interest of $61.0 million.

In the first quarter of 2013, we completed the initial public offering of Nippon Prologis REIT, Inc. (“NPR”), a publicly traded company listed on the Tokyo Stock Exchange. NPR acquired a portfolio of 12 properties totaling 9.6 million square feet from us for an aggregate purchase price of ¥173 billion ($1.9 billion). As a result of this transaction, we recognized a gain of $337.9 million, net of a $59.6 million deferral due to our ongoing investment. The gain was recorded in Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net in the Consolidated Statements of Operations.

Also during the first quarter of 2013, we closed Prologis European Logistics Partners Sàrl (“PELP”), a European joint venture with Norges Bank Investment Management (“NBIM”). The venture acquired a portfolio from us for approximately €2.3 billion ($3.0 billion) consisting of 195 properties and 48.7 million square feet in 11 European target global markets. As a result of this transaction, we recognized a gain of $1.8 million, net of a deferred gain due to our ongoing investment. In connection with the closing, a warrant NBIM received at signing to acquire six million shares of our common stock with a strike price of $35.64 became exercisable. We used a Black-Scholes pricing model to value the warrant and this value was included as consideration in the overall result of the transaction. On December 12, 2014, NBIM exercised the warrant to receive six million shares of our common stock for an aggregate strike price of $213.8 million.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Commitments

We have entered into operating ground leases as a lessee on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 75 years. Future minimum rental payments under non-cancelable operating leases in effect at December 31, 2014, were as follows (in thousands):

2015	$32,307
2016	30,237
2017	27,490
2018	25,896
2019	25,110
Thereafter	391,634

Total	$532,674

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our largest customer and 25 largest customers accounted for 1.9% and 19.5%, respectively, of our net effective rent at December 31, 2014. We determine net effective rent at the beginning of a lease based upon total estimated cash to be received through the term of the lease on an annual basis. At December 31, 2014, minimum lease payments on leases with lease periods greater than one year for space in our operating properties and leases of land subject to ground leases were as follows (in thousands):

2015	$1,193,676
2016	1,025,162
2017	798,922
2018	601,492
2019	427,600
Thereafter	1,326,106

Total	$5,372,958

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses.

5.	Unconsolidated Investments

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note primarily details our investments in unconsolidated co-investment ventures, which are accounted for using the equity method of accounting. See Note 12 for more detail regarding our consolidated investments.

We also have other ventures, generally with one partner and that we do not manage, which we account for on the equity method. We refer to our investments in all entities accounted for under the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

Our investments in and advances to our unconsolidated entities at December 31 are summarized below (in thousands):

	2014	2013
Unconsolidated co-investment ventures	$4,665,918	$4,250,015
Other ventures	158,806	180,224

Totals	$4,824,724	$4,430,239

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unconsolidated Co-Investment Ventures

The amounts recognized in Strategic Capital Income and Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations depend on the size and operations of the co-investment ventures. Our ownership interest in these ventures also impacts the equity in earnings we recognize. The co-investment venture information represents the venture’s information (not our proportionate share) prepared on a GAAP basis. The following tables are summarized information of the unconsolidated co-investment ventures at December 31, and for the three years ended December 31.

(dollars and square feet in millions)	2014	2013	2012
Americas:
Number of ventures	3	4	6
Number of properties owned	590	709	801
Square feet	87.1	108.5	127.5
Total assets	$7,063	$8,014	$9,070
Third-party debt	$2,280	$2,999	$3,836
Total liabilities	$2,421	$3,177	$4,170
Our investment balance (1)	$1,537	$1,194	$1,112
Our weighted average ownership (2)	31.0%	22.7%	23.2%
Europe:
Number of ventures	4	4	3
Number of properties owned	636	571	312
Square feet	147.4	132.9	70.3
Total assets	$11,463	$11,819	$6,605
Third-party debt	$2,644	$2,998	$2,384
Total liabilities	$3,524	$4,114	$2,954
Our investment balance (1)	$2,773	$2,703	$723
Our weighted average ownership (2)	38.8%	39.0%	29.7%
Asia:
Number of ventures	2	2	2
Number of properties owned	52	43	44
Square feet	26.2	22.9	11.0
Total assets	$4,135	$4,032	$1,937
Third-party debt	$1,652	$1,715	$973
Total liabilities	$1,749	$1,899	$1,063
Our investment balance (1)	$356	$353	$179
Our weighted average ownership (2)	15.0%	15.0%	19.2%
Total:
Number of ventures	9	10	11
Number of properties owned	1,278	1,323	1,157
Square feet	260.7	264.3	208.8
Total assets	$22,661	$23,865	$17,612
Third-party debt	$6,576	$7,712	$7,193
Total liabilities	$7,694	$9,190	$8,187
Our investment balance (1)	$4,666	$4,250	$2,014
Our weighted average ownership (2)	32.0%	29.2%	25.1%

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	2014 (3)	2013 (3)	2012
Americas:
Revenues	$711	$702	$759
Net operating income	$527	$513	$561
Net earnings (loss)	$54	$58	$(88)
Europe:
Revenues	$1,001	$801	$490
Net operating income	$787	$621	$380
Net earnings	$268	$131	$86
Asia:
Revenues	$280	$224	$141
Net operating income	$219	$175	$109
Net earnings	$86	$48	$8
Total:
Revenues	$1,992	$1,727	$1,390
Net operating income	$1,533	$1,309	$1,050
Net earnings	$408	$237	$6

(1)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to the venture ($322.9 million, $139.6 million and $147.9 million at December 31, 2014, 2013 and 2012, respectively); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(3)	We had significant activity with our unconsolidated co-investment ventures in 2014 and 2013. As described above, we formed and invested in FIBRA Prologis in June 2014. In connection with this transaction, we concluded our unconsolidated co-investment venture in Mexico. During 2013, we concluded three co-investment ventures and we started two new co-investment ventures.

Summarized information regarding the amounts we recognized in the Consolidated Statements of Operations as our share of the earnings from our investments in unconsolidated co-investment ventures for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Earnings (loss) from unconsolidated co-investment ventures:
Americas	$8,596	$21,724	$(7,843)
Europe	108,430	63,839	31,174
Asia	14,022	9,091	2,372

Total earnings from unconsolidated co-investment ventures, net	$131,048	$94,654	$25,703

Strategic capital and other income:
Americas	$94,354	$70,642	$68,142
Europe	86,487	63,794	37,173
Asia	37,509	42,749	19,870

Total strategic capital income	218,350	177,185	125,185
Development management and other income	5,424	4,007	535

Total strategic capital and other income	$223,774	$181,192	$125,720

We may earn promotes based on the third-party investor returns over time. In June 2014, we earned a promote of $42.1 million from Prologis Targeted U.S. Logistics Fund, which was based on the venture’s cumulative returns to the investors over the last three years. In October 2013, we earned a promote of $7.9 million in connection with the conclusion of SGP Mexico, which was based on the venture’s cumulative returns to the investor over the life of the venture. We recognized the third-party investors’ portion of the promote of $31.3 million and $6.4 million

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in 2014 and 2013, respectively, which is reflected in Strategic Capital Income in the Consolidated Statements of Operations. We also recognized $4.2 million and $1.3 million of expense in 2014 and 2013, respectively that is reflected in Strategic Capital Expenses in the Consolidated Statements of Operations, and represents the associated cash bonus paid pursuant to the terms of the Prologis Promote Plan. See Note 13 for more information about this plan.

Information about our investments in the individual co-investment ventures at December 31 was as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2014	2013	2014	2013
Prologis Targeted U.S. Logistics Fund, L.P.	24.3%	25.9%	$712,044	$743,454
Prologis North American Industrial Fund, LP (NAIF) (1)	-	23.1%	-	201,482
FIBRA Prologis (2) (3)	45.9%	-	589,627	-
Prologis MX Fund LP (Prologis Mexico Industrial Fund) (2)	-	20.0%	-	49,684
Prologis Brazil Logistics Partners Fund I, L.P. (“Brazil Fund”) and related joint ventures (“Brazil Ventures”) (4)	50.0%	50.0%	235,496	199,392
Prologis Targeted Europe Logistics Fund, FCP-FIS	43.2%	43.1%	458,702	471,896
Prologis European Properties Fund II, FCP-FIS	31.1%	32.5%	488,503	582,828
Europe Logistics Venture 1, FCP-FIS (5)	15.0%	15.0%	56,127	62,654
Prologis European Logistics Partners Sàrl (PELP) (5)	50.0%	50.0%	1,769,720	1,585,923
Nippon Prologis REIT (NPR) (6)(7)	15.1%	15.1%	303,178	309,715
Prologis China Logistics Venture I, LP & II, LP (Prologis China Logistics Venture) (5)	15.0%	15.0%	52,521	42,987

Totals			$4,665,918	$4,250,015

(1)	As discussed in Note 3, we began consolidating NAIF in October 2014.

(2)	As discussed in Note 4, we completed the initial public offering of FIBRA Prologis in June 2014 and concluded the Prologis Mexico Industrial Fund. At December 31, 2014, we owned 291.1 million units of FIBRA Prologis, which had a closing price of Ps 27.29 ($1.86) per unit on the Mexican Stock Exchange.

(3)	We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(4)	We have a 50% ownership interest in and consolidate an entity that in turn owns 50% of several entities that we account for on the equity method. Also, we have additional investments in other unconsolidated entities in Brazil that we account for on the equity method with various ownership interests ranging from 5-50%. We refer to the Brazil Fund and the other unconsolidated entities collectively as the “Brazil Ventures.”

(5)	We have one partner in each of these co-investment ventures.

(6)	At December 31, 2014, we owned 261,310 units of NPR, which had a closing price of ¥260,600 ($2,179) per share on the Tokyo Stock Exchange. At December 31, 2014 and 2013, we had receivables from NPR of $85.9 million and $88.5 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties owned by NPR. We have a corresponding payable to NPR’s customers in Other Liabilities in the Consolidated Balance Sheets.

(7)	For any properties we develop and plan to sell in Japan, we are committed to offer those properties to NPR.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The venture may obtain financing for the properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make additional contributions of properties and/or additional cash investments in these ventures through the remaining commitment period.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table is a summary of remaining equity commitments at December 31, 2014 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$376	$376	2015-2017
Prologis Targeted Europe Logistics Fund (1)	117	197	314	June 2015
Prologis European Properties Fund II (1)	46	106	152	September 2015
Europe Logistics Venture 1 (1)	4	21	25	June 2015
Prologis European Logistics Partners Sàrl (2)	104	104	208	February 2016
Prologis China Logistics Venture (3)	225	1,277	1,502	2015 and 2017

Total	$496	$2,081	$2,577

(1)	Equity commitments are denominated in euro and reported above in U.S. dollars based on an exchange rate of 1.21 U.S. dollars to the euro.

(2)	The equity commitments for this venture are expected to fund the future repayment of debt that is denominated in British pounds sterling. The commitments will be called in euros and are reported above in U.S. dollars using an exchange rate of 1.56 U.S. dollars to the British pounds sterling.

(3)	In July 2014, we secured a $500 million increase in committed third-party equity for this venture.

Other Ventures

We have several investments in other unconsolidated ventures that own real estate properties and/or perform development activity. We recognized our proportionate share of the earnings from our investments in these entities of $3.2 million, $2.6 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6.	Notes Receivable Backed by Real Estate

At December 31, 2013, we had $188.0 million of notes backed by real estate that represented an investment in a preferred equity interest made in 2010 through the sale of a portfolio of industrial properties. We earned a preferred return at an annual rate of 7% for the first three years and 8% for the fourth year. In the second quarter of 2014, the notes and all accrued interest were paid in full.

7.	Other Assets and Other Liabilities

Our other assets consisted of the following, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2014	2013
Leasing commissions	$241,557	$222,267
Rent leveling and above market leases	224,589	256,018
Derivative assets	106,664	20,241
Prepaid assets	105,093	136,729
Fixed assets	86,927	85,389
Value added taxes receivable	86,331	106,074
Loan fees	53,025	49,920
Management contracts	52,896	61,082
Other notes receivable	46,570	38,860
Deferred income taxes	7,887	19,020
Other	84,525	99,863

Totals	$1,096,064	$1,095,463

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our other liabilities consisted of the following, net of amortization, if applicable, at December 31 (in thousands):

	2014	2013
Tenant security deposits	$169,326	$191,070
Income tax liabilities	85,200	184,888
Unearned rents	74,873	64,156
Derivative liabilities	52,740	77,018
Below market leases	30,651	30,031
Deferred income	16,326	39,565
Value added taxes payable	13,358	57,260
Environmental	10,878	16,926
Other	173,074	159,731

Totals	$626,426	$820,645

The expected future amortization of leasing commissions into rental expense of $241.6 million is summarized in the table below. We also expect our above and below market leases and rent leveling net assets, which total $193.9 million at December 31, 2014, to be amortized into rental income as follows (in thousands):

	Amortization Expense	Net Charge to Rental Income
2015	$69,815	$10,678
2016	55,330	22,322
2017	41,783	25,152
2018	25,342	23,843
2019	15,531	20,413
Thereafter	33,756	91,530

Totals	$241,557	$193,938

8.	Assets Held for Sale and Discontinued Operations

We had seven operating properties that met the criteria to be classified as held for sale at December 31, 2014, and three land parcels that met the criteria at December 31, 2013. The amounts included in held for sale at December 31, 2014 and 2013, respectively, represented the real estate investment balances and the related assets and liabilities for each property.

As discussed in Note 1, the FASB issued a standard updating the accounting and disclosure regarding discontinued operations in April 2014 which we adopted as of January 1, 2014. None of our property dispositions in 2014 met the new criteria to be classified as discontinued operations. The operations of the properties that were disposed of to third parties during 2013 and 2012 that met the criteria for discontinued operations, including the aggregate net gains or losses recognized upon their disposition (See Note 4 for more detail on gains on dispositions), are presented as discontinued operations in the Consolidated Statements of Operations. Income attributable to disposed properties and assets held for sale was as follows for the years ended December 31 (in thousands):

	2013	2012
Rental income and recoveries	$34,105	$128,162
Rental expenses	(10,633)	(40,925)
Depreciation and amortization	(15,339)	(43,197)
Interest expense	(1,163)	(3,213)

Income attributable to disposed properties	$6,970	$40,827

9.	Debt

All debt is incurred directly or indirectly by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly-owned subsidiaries.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our debt consisted of the following at December 31 (dollars in thousands):

	2014		2013
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	- %	$-	1.2%	$725,483
Senior notes (3)	3.6%	6,076,920	4.5%	5,357,933
Exchangeable senior notes	3.3%	456,766	3.3%	438,481
Secured mortgage debt (4)	6.1%	1,050,591	5.6%	1,696,597
Secured mortgage debt of consolidated entities (5)	2.5%	1,207,106	4.7%	239,992
Term loans	1.3%	572,730	1.7%	535,908
Other debt (6)	6.2%	16,086	6.2%	16,822

Totals	3.6%	$9,380,199	4.2%	$9,011,216

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($3.3 billion) and Japanese yen ($0.4 billion).

(3)	Notes are due July 2017 to June 2026 and effective interest rates range from 1.4% to 7.6% at December 31, 2014.

(4)	Debt is due July 2015 to April 2025 and effective interest rates range from 3.3% to 7.6% at December 31, 2014. The debt is secured by 196 real estate properties with an aggregate undepreciated cost of $2.6 billion at December 31, 2014.

(5)	Debt is due July 2015 to December 2027 and effective interest rates range from 1.9% to 6.9% at December 31, 2014. The debt is secured by 171 real estate properties with an aggregate undepreciated cost of $2.0 billion at December 31, 2014.

(6)	The balance at December 31, 2014, represents primarily assessment bonds with varying interest rates from 4.5% to 7.9% that are due December 2015 to September 2033. The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $784.2 million at December 31, 2014.

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis. In June 2014, the Global Facility was amended to increase the availability to $2.5 billion (subject to currency fluctuations, approximately $2.4 billion at December 31, 2014). The Global Facility is scheduled to mature on July 11, 2017; however, we may extend the maturity date twice, by six months each, subject to satisfaction of certain conditions and payment of extension fees. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

We also have a ¥45 billion ($376.2 million at December 31, 2014) Japanese yen revolver (the “Revolver”) with the ability to increase to ¥56.5 billion ($472.3 million at December 31, 2014) subject to obtaining additional lender commitments. Pricing under the Revolver was consistent with the Global Facility at December 31, 2014. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

In the first quarter of 2013, we entered into a $500 million bridge loan under which we could borrow in U.S. dollar, euro, or yen. We borrowed ¥20 billion ($215.7 million) under the bridge loan to make our initial investment in our co-investment venture in Japan. In connection with the contribution of properties to this venture, we paid the borrowings outstanding on this bridge loan and terminated the facility.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information about our Credit Facilities at December 31 was as follows (in millions):

	2014	2013	2012
For the years ended December 31:
Weighted average daily interest rate	1.1%	1.7%	1.6%
Weighted average daily borrowings	$182	$789	$815
Maximum borrowings outstanding at any month-end	$742	$1,325	$1,634
At December 31:
Aggregate lender - commitments	$2,742	$2,451	$2,118
Less:
Borrowings outstanding	-	726	889
Outstanding letters of credit	35	73	68

Current availability	$2,707	$1,652	$1,161

Senior Notes

The senior unsecured notes are issued by the Operating Partnership and guaranteed by the Parent. Our obligations under the senior notes are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. All of the senior notes are redeemable at any time at our option, subject to certain prepayment penalties. Such redemption and other terms are governed by the provisions of indenture agreements, various note purchase agreements and/or trust deeds.

During the years ended December 31, we issued the following senior notes (dollars and euros in thousands):

2014	Principal Amount		Interest Rate	Effective Interest Rate	Maturity Date
February 2014 (1)	€700,000	$959,420	3.375%	3.52%	February 2024
June 2014 (1)	€500,000	$680,550	3.000%	3.10%	June 2026
October 2014 (1)	€600,000	$756,420	1.375%	1.40%	October 2020

2013	Principal Amount		Interest Rate	Effective Interest Rate	Maturity Date
August 2013		$400,000	2.750%	2.76%	February 2019
August 2013		$850,000	4.250%	4.28%	August 2023
November 2013		$500,000	3.350%	3.35%	February 2021
December 2013 (1)	€700,000	$950,500	3.000%	3.08%	January 2022

(1)	This debt is denominated in euro and the exchange rate used to calculate into U.S. dollar was the effective rate at the date of the transaction.

Exchangeable Senior Notes

At December 31, 2014, we had $460.0 million of 3.25% exchangeable senior notes that mature on March 15, 2015 (“Exchangeable Notes”). The Exchangeable Notes are exchangeable at any time by holders at an initial conversion rate of 25.8244 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $38.72 per share, subject to adjustment upon the occurrence of certain events. The holders of the notes have the right to require us to repurchase their notes for cash at any time on or prior to the maturity date upon a change in control or a termination of trading. Based on the conversion rate at December 31, 2014, 11.9 million shares would be required to settle the principal amount in stock for the Exchangeable Notes. The conversion of the Exchangeable Notes into stock, and the corresponding adjustment to interest expense, are included in our computation of diluted earnings per share/unit, unless the impact is anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, the impact of these notes was anti-dilutive.

We recognized unrealized losses on the derivative instrument (exchange feature) associated with exchangeable debt of $10.3 million, $1.2 million and $22.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of the derivative associated with the Exchangeable Notes was a liability of $51.3 million and $41.0 million at December 31, 2014 and 2013, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Secured Mortgage Debt and Secured Mortgage Debt of Consolidated Entities

TMK bonds are a financing vehicle in Japan for special purposes companies known as TMKs. In 2013, we issued ¥10.6 billion ($106.4 million) of new TMK bonds and paid off or transferred substantially all of our outstanding TMK bonds. At December 31, 2013, we had one TMK bond outstanding for ¥1.5 billion ($14.3 million). In 2014, we issued ¥7.2 billion ($70.7 million) of new TMK bonds and paid off or transferred all of our outstanding TMK bonds.

In connection with the acquisitions of a controlling interest in certain of our co-investment ventures in 2014 and 2013, we assumed secured mortgage debt of $1.2 billion and $190.4 million, respectively. See Note 3 for more information on these transactions.

Term Loans

In June 2014, we terminated our existing senior term loan agreement and entered into a new agreement (the “Euro Term Loan”) under which loans can be obtained in U.S. dollars, euro, Japanese yen, and British pounds sterling in an aggregate amount not to exceed €500 million ($607.1 million at December 31, 2014). We may pay down and re-borrow under the Euro Term Loan and increase the borrowings up to €1.0 billion ($1.2 billion at December 31, 2014), subject to obtaining additional lender commitments. The interest rate on the Euro Term Loan is LIBOR plus 98 basis points and the loan is scheduled to mature in June 2017; however, we may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and payment of an extension fee. The Euro Term Loan has borrowings of €190 million ($230.7 million) at December 31, 2014.

In May 2014, we entered into a Japanese yen term loan (“Yen Term Loan”), under which we may obtain loans in an aggregate amount not to exceed ¥40.9 billion ($342.1 million at December 31, 2014). We may increase the borrowings to ¥51.1 billion ($427.2 million at December 31, 2014), subject to obtaining additional lender commitments. The Yen Term Loan is scheduled to mature in 2021, and the interest rate is yen LIBOR plus 120 basis points. The Yen Term Loan was fully drawn at December 31, 2014.

Debt Covenants

We have approximately $6.5 billion of senior notes outstanding at December 31, 2014 that were issued under three separate indentures, as supplemented, and are subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At December 31, 2014, we were in compliance with all of our debt covenants.

Long-Term Debt Maturities

Principal payments due on our debt, for each year through the period ending December 31, 2024, and thereafter were as follows at December 31, 2014 (in millions):

	Prologis
	Unsecured
Maturity	Senior Notes	Exchangeable Notes	Credit Facilities	Term Loans and Other Debt	Secured Mortgage Debt	Total	Consolidated Entities’ Debt	Total Consolidated Debt
2015(1)	$-	$460	$-	$1	$24	$485	$114	$599
2016	-	-	-	1	294	295	446	741
2017	377	-	-	232	156	765	206	971
2018	262	-	-	1	111	374	166	540
2019	693	-	-	1	285	979	1	980
2020	1,096	-	-	1	6	1,103	189	1,292
2021	500	-	-	342	11	853	1	854
2022	850	-	-	1	7	858	1	859
2023	850	-	-	1	7	858	1	859
2024	850	-	-	1	129	980	1	981
Thereafter	607	-	-	7	-	614	3	617

Subtotal	6,085	460	-	589	1,030	8,164	1,129	9,293
Unamortized (discounts) premiums, net	(8)	(3)	-	-	20	9	78	87

Total	$6,077	$457	$-	$589	$1,050	$8,173	$1,207	$9,380

(1)	The Exchangeable Notes are due on March 15, 2015. We will settle the exchanges in all cash, all stock or a combination of both pursuant to the applicable indenture.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest Expense

Interest expense from continuing operations included the following components for the years ended December 31 (in thousands):

	2014	2013	2012
Gross interest expense	$377,666	$471,923	$578,518
Amortization of premium, net	(21,440)	(39,015)	(36,687)
Amortization of deferred loan costs	14,116	14,374	16,781

Interest expense before capitalization	370,342	447,282	558,612
Capitalized amounts	(61,457)	(67,955)	(53,397)

Net interest expense	$308,885	$379,327	$505,215

Total cash paid for interest, net of amounts capitalized	$258,441	$426,528	$546,627

Early Extinguishment of Debt

In an effort to reduce our borrowing costs and extend our debt maturities, we repurchased certain debt, principally outstanding senior notes and secured mortgage debt, generally with proceeds from the issuance of senior notes outlined above and an equity offering in April 2013 (as described in Note 10). As a result, we may recognize a gain or loss represented by the difference between the recorded debt (net of premiums and discounts and including related debt costs) and the consideration we paid to retire the debt, including fees.

A summary of the activity related to the repurchase of debt and net loss on early extinguishment of debt is as follows (in millions):

	2014	2013
Repurchase of senior notes	$1,290	$2,142
Repurchase of secured mortgage debt	$528	$1,571
Loss on early extinguishment of debt	$165	$277

The repurchase of debt activity was not considered significant during 2012.

10.	Stockholders’ Equity of Prologis, Inc.

Shares Authorized

At December 31, 2014, 1.1 billion shares were authorized to be issued by the Parent, of which 1.0 billion shares represent common stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

As discussed in Note 4, NBIM exercised a warrant and paid $213.8 million in exchange for six million shares of common stock.

In the fourth quarter of 2014, we issued 3.3 million shares of common stock under our at-the-market program, which generated $140.1 million in net proceeds. We had an equity distribution agreement that allowed us to sell up to $750 million aggregate gross sales proceeds of shares of common stock in this program, through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis. On February 5, 2015, we entered into a new equity distribution agreement that replaced and superseded the previous agreement. The new agreement allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock in this program, through six designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis.

On April 30, 2013, we completed a public offering of 35.65 million shares of common stock at a price of $41.60 per share, generating approximately $1.4 billion in net proceeds.

Under the 2012 Long-Term Incentive Plan (the “LTIP”), certain of our employees and outside directors are able to participate in equity-based compensation plans. Under this plan, we received gross proceeds for the issuance of common stock of $25.8 million, $22.4 million and $31.0 million, for the years ended December 31, 2014, 2013 and 2012, respectfully. See Note 13 for additional information on this plan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Stock

At December 31, 2014 and 2013, we had one series of preferred stock outstanding, the series Q preferred stock, with a liquidation preference of $50 per share, a par value of $0.01 and a dividend rate of 8.54%, which will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon liquidation preference. The dividends are payable quarterly in arrears on the last day of each quarter-end. Dividends are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

During the second quarter of 2014, we repurchased approximately 435 thousand shares of Series Q preferred stock and recognized a loss on preferred stock redemption of $6.5 million, which primarily represented the difference between the repurchase price and the carrying value of the preferred stock net of original issuance costs. In the second quarter of 2013, we redeemed all of the outstanding series L, M, O, P, R and S preferred stock and recognized a loss of $9.1 million in the first quarter of 2013, when we notified the holders of our intent to redeem these series of preferred stock.

Ownership Restrictions

For us to qualify as a REIT, five or fewer individuals may not own more than 50% of the value of our outstanding stock at any time during the last half of our taxable year. Therefore, our charter restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules, by a person, or persons acting as a group, of issued and outstanding common and preferred stock that would cause that person to own or be deemed to own more than 9.8% (by value or number of shares, whichever is more restrictive) of our issued and outstanding capital stock. Further, subject to certain exceptions, no person shall at any time directly or indirectly acquire ownership of more than 25% of any of the preferred stock. These provisions assist us in protecting and preserving our REIT status and protect the interests of stockholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares of stock.

Shares of stock owned by a person or group of persons in excess of these limits are subject to redemption by us. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that our status as a REIT for federal income tax purposes will not be jeopardized or the disqualification of our REIT status is advantageous to our stockholders.

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

Our tax return for the year ended December 31, 2014 has not been filed. The taxability information presented for our dividends paid in 2014 is based upon management’s estimate. Our tax returns for open tax years have not been examined by the Internal Revenue Service, other than those discussed in Note 15. Consequently, the taxability of dividends is subject to change.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2014, 2013 and 2012, we paid all of our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2014 (1)(2)		2013	2012
Common Stock:
Ordinary income		$0.29	$-	$0.38
Qualified dividend		0.41	-	0.20
Capital gains		0.62	1.12	0.54

Total distribution		$1.32	$1.12	$1.12

Preferred Stock - Series L (3):
Ordinary income	$	- -	$-	$0.55
Qualified dividend		- -	-	0.28
Capital gains		- -	0.41	0.80

Total dividend	$	- -	$0.41	$1.63

Preferred Stock - Series M, R and S (3):
Ordinary income	$	- -	$-	$0.57
Qualified dividend		- -	-	0.30
Capital gains		- -	0.42	0.82

Total dividend	$	- -	$0.42	$1.69

Preferred Stock - Series O (3):
Ordinary income	$	- -	$-	$0.59
Qualified dividend		- -	-	0.31
Capital gains		- -	0.44	0.85

Total dividend	$	- -	$0.44	$1.75

Preferred Stock - Series P (3):
Ordinary income	$	- -	$-	$0.58
Qualified dividend		- -	-	0.30
Capital gains		- -	0.43	0.83

Total dividend	$	- -	$0.43	$1.71

Preferred Stock - Series Q:
Ordinary income		$0.71	$-	$1.44
Qualified dividend		1.01	-	0.75
Capital gains		2.55	4.27	2.08

Total dividend		$4.27	$4.27	$4.27

(1)	Items indicated by ‘- - ‘ are not applicable.

(2)	Taxability for 2014 is estimated.

(3)	As discussed above, in April 2013, we redeemed all of the outstanding series L, M, O, P, R and S preferred stock.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Partners’ Capital of Prologis, L.P.

Distributions paid to the common limited partnership units and the taxability of the distributions are similar to the Parent’s common stock disclosed above.

12.	Noncontrolling Interests

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the common equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of the Parent’s common stock (or cash), generally at a rate of one share of common stock to one unit. We evaluated the noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer to determine whether temporary or permanent equity classification on the balance sheet is appropriate, including the requirement to settle in unregistered shares, and determined that these units meet the requirements to qualify for presentation as permanent equity. We also consolidate several entities in which we do not own 100% of the equity and the units of the entity are not exchangeable into our common stock.

As discussed in Note 3, we began consolidating the co-investment venture NAIF in October 2014.

In the first quarter of 2014, we formed a new U.S. co-investment venture, Prologis U.S. Logistics Venture, in which we hold a 55% equity ownership interest and have one partner. The venture is consolidated due to the structure and voting rights of the venture. At closing, the venture acquired from us a portfolio of 66 operating properties aggregating 12.8 million square feet for an aggregate purchase price of $1.0 billion.

In the second quarter of 2013, we acquired our partners’ interest in Prologis Institutional Alliance Fund II (“Fund II”), a consolidated co-investment venture. In connection with this transaction, we paid $245.8 million and issued approximately 805,000 limited partnership units worth $31.3 million in one of our limited partnerships based primarily on appraised values of the properties. These units are exchangeable into cash or an equal number of shares of our common stock, at our option.

In the second quarter of 2013, we earned a promote from Fund II, of $18.8 million from the fund, which was based on the venture’s cumulative returns of the investors over the life of the venture. Of that amount, $13.5 million represented the third-party investors’ portion and is reflected as a component of Noncontrolling Interest in the Consolidated Statements of Operations.

Prologis, Inc.

The noncontrolling interest of the Parent includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the Parent.

During 2013, net earnings attributable to noncontrolling interests was $10.1 million, of which $0.5 million was a loss from continuing operations and $10.6 million was income from discontinued operations. Amounts allocated to discontinued operations for 2012 were not considered significant.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at December 31 (dollars and units in thousands):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2014	2013	2014	2013	2014	2013	2014	2013
Partnerships with exchangeable units (1)	various	various	$70,716	$75,532	$711,310	$783,052	$-	$-
Prologis North American Industrial Fund	66.1%	N/A	544,718	-	2,771,299	-	1,188,836	-
Prologis U.S. Logistics Venture	55.0%	N/A	427,307	-	1,006,183	-	-	-
Brazil Fund (2)	50.0%	50.0%	68,533	65,006	-	-	-	-
Mexico Fondo Logistico (AFORES) (3)	20.0%	20.0%	17,122	220,292	-	457,006	-	191,866
Other consolidated entities	various	various	31,505	56,256	307,686	370,933	18,269	48,126

Prologis, L.P. noncontrolling interests			1,159,901	417,086	4,796,478	1,610,991	1,207,105	239,992
Limited partners in Prologis, L.P. (4)			48,189	48,209	-	-	-	-

Prologis, Inc. noncontrolling interests			$1,208,090	$465,295	$4,796,478	$1,610,991	$1,207,105	$239,992

(1)	At December 31, 2014 and 2013, there were limited partnership units that were exchangeable into cash or, at our option, 1,887 and 1,949 shares, respectively, of the Parent’s common stock. In 2014, 62 limited partnership units were redeemed for cash of $2.5 million. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(2)	We have a 50% ownership interest in and consolidate the Brazil Fund. The Brazil Fund’s assets are primarily investments in unconsolidated entities of $152.0 million at December 31, 2014. For additional information on our unconsolidated investments, see Note 5.

(3)	In 2014, AFORES contributed its remaining operating properties and the balance of its secured debt to FIBRA Prologis in two separate transactions. The difference between the amount received and the noncontrolling interest balance related to the properties contributed was $34.6 million, and was adjusted through equity with no gain or loss recognized. See Notes 4 and 5 for more information on these transactions.

(4)	At December 31, 2014 and 2013, there were limited partnership units in the Operating Partnership that were exchangeable into cash or, at our option, 1,767 shares of the Parent’s common stock. In 2014, no limited partnership units were redeemed for cash or the Parent’s common stock. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

13.	Long-Term Compensation

In May 2012, stockholders approved the 2012 LTIP. All outstanding awards granted under the previous plans remain outstanding in accordance with their terms. The 2012 LTIP provides for grants of awards to officers, directors, employees, and consultants of the Parent or its subsidiaries. Awards can be in the form of stock options (non-qualified options and incentive stock options), stock appreciation rights and full value awards (restricted stock, restricted stock units (“RSUs”) and performance-based shares, restricted Operating Partnership units (“LTIP Units”) and cash incentive awards). No participant can be granted more than 1.5 million awards under the 2012 LTIP in any one calendar year. Awards may be made under the 2012 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan. We began granting awards in the form of LTIP Units during 2014. An LTIP Unit represents a partnership interest in the Operating Partnership. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common unit in the Operating Partnership and then redeemable for a share of common stock.

We have 27.2 million shares reserved for issuance, of which 23.1 million shares of common stock were available for future issuance at December 31, 2014. Each LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

Out-Performance Plan (“OPP”)

We grant awards in the form of points under our OPP corresponding to three-year performance periods. The fair value of the awards are measured at the grant date and amortized over the performance period. OPP awards are earned to the extent our total stockholder return

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(“TSR”) for the performance period exceeds the TSR for the MSCI US REIT Index for the same period plus 100 basis points. If this outperformance hurdle is met, the compensation pool is equal to 3% of the excess value created, subject to a maximum of the greater of $75 million or 0.5% of our equity market capitalization at the start of the performance period. Each participant is allocated a percentage of the total compensation pool. Awards earned at the end of the performance period cannot be paid to participants unless our absolute TSR, as defined in the plan, is positive for the performance period. If we outperform the TSR for the MSCI US REIT Index plus 100 basis points, but the absolute TSR is not positive, payment will be delayed until such time as our absolute TSR becomes positive. If after seven years our absolute TSR has not become positive, the awards will be forfeited.

We used the Monte Carlo valuation model to value the points granted in 2014, 2013 and 2012. The points relate to a three-year performance period that begins on January 1 of the year granted. If the performance criteria are met, the participants’ points will be paid in the form of common stock or LTIP Units. In 2014, we gave certain participants the election to choose the form of payment of awards earned, if any, in common stock of the Parent or a special OPP type of LTIP Units (the “OPP LTIP Units”) that represents restricted operating partnership units in the Operating Partnership. For future performance periods, a participant may elect to receive common stock in the event that the performance criteria under the OPP are met or OPP LTIP Units upon the award of participation points. If the performance criteria are not met, the participation points and the OPP LTIP Units will be forfeited. At December 31, 2014, all awards are equity classified.

The 2012 grant was originally liability classified as the payment was expected to be in cash and the fair value was re-measured on a quarterly basis and the expense was adjusted. On May 1, 2013, the compensation committee of the Board approved a modification of the settlement terms for the awards to be paid in shares of common stock. The award was reclassified from liability to equity based on the fair value at the date of modification date. At December 31, 2014, the performance criteria were not met for the 2012 grant, and, therefore, no awards were earned and the points and OPP LTIP Units for the 2012-2014 performance period were forfeited.

The following table details the assumptions of each grant based on the year it was granted (dollars in thousands):

	2014	2013	2012 (1)
Risk free interest rate	0.67%	0.39%	0.17%
Expected volatility	38%	38%	23%
Aggregate fair value	$23,100	$23,900	$36,100

(1)	These assumptions are based on the date the grant was modified in 2013.

Prologis Promote Plan (“PPP”)

Under the PPP, we established a compensation pool equal to 40% of the aggregate promotes earned by Prologis under agreements with our co-investment ventures, representing the third-party portion. The awards may be settled in cash or RSUs and, as of August 2014, participants may elect to receive LTIP Units in lieu of RSUs. The RSUs and LTIP Units have a three-year vesting period. At the beginning of each year, each participant is allocated a percentage of the total compensation pool for each applicable new co-investment venture.

A compensation pool was funded in August 2014 and 2013 associated with promotes earned from two of our co-investment ventures, as discussed in Note 5. The total value of the awards in the third quarter of 2014 was $11.3 million, of which $4.2 million was paid in cash, approximately 57,000 RSUs were issued with a grant date fair value of $2.4 million and approximately 113,000 LTIP Units were issued with a grant date fair value of $4.7 million. The total value of the awards issued in the third quarter of 2013 was $5.3 million, of which $2.7 million was paid in cash and approximately 69,000 RSUs were issued with a grant date fair value of $2.6 million.

We record an accrual for the estimated cash portion of the PPP at the same time the revenue is recognized.

Restricted Stock Units (“RSUs”)

In addition to the RSU’s granted under the OPP and PPP, we grant RSUs to certain employees, generally on an annual basis. Each award represents one share of common stock of the Parent and generally vests over a continued service period. The RSUs earn cash dividends during the vesting period and are, therefore, considered participating securities. We charge the value of the dividend to retained earnings. The fair value of the RSU is generally based on the market price of the Parent’s common stock on the date the award is granted and is charged to compensation expense during the vesting period, which is generally three years.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The activity for the year ended December 31, 2014 with respect to our RSUs was as follows (awards in thousands):

	Number of Unvested RSUs	Weighted Average Grant-Date Fair Value	Number of Awards Vested
Balance at January 1, 2014	2,266	$36.82	79

Granted	1,329	40.85
Vested and distributed	(1,019)	35.70
Forfeited	(55)	38.20

Balance at December 31, 2014	2,521	$39.38	106

Total remaining compensation cost related to RSUs outstanding at December 31, 2014 was $52.4 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2018, with a weighted average period of 1.4 years.

Restricted Operating Partnership Units (“LTIP Units”)

LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and generally vest ratably over three years. Distributions are paid with respect to the LTIP Units during the vesting period and, therefore, such LTIP Units are considered participating securities. OPP LTIP Units are paid distributions during the performance period equal to one tenth of a common stock dividend and may not be exchanged for a common unit in the Operating Partnership until earned and certain conditions are met. OPP LTIP units are therefore not considered a participating security. The value of the distribution is charged to Net Income Attributable to Noncontrolling Interest in the Operating Partnership in the Consolidated Statements of Operations.

The activity for the year ended December 31, 2014 with respect to the LTIP Units issued under the PPP (as explained above) was as follows (units in thousands):

	Number of Unvested LTIP Units	Weighted Average Grant-Date Fair Value
Balance at January 1, 2014	-	$-
Granted	113	41.43
Vested and distributed	-	-
Forfeited	-	-

Balance at December 31, 2014	113	$41.43

Total remaining compensation cost related to LTIP Units at December 31, 2014 was $4.2 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2017, with a weighted average period of 1.9 years.

During 2014, certain participants of the 2012 LTIP were offered the election to exchange outstanding but unvested full value awards for LTIP Units, which exchange was completed in January 2015. In addition, in 2014, certain participants were offered an election to receive grants of LTIP Units in lieu of future grants of RSUs under the 2012 LTIP and PPP. The LTIP Units issued pursuant to such elections will have the same vesting period and grant date fair value as the RSUs issuable under such awards.

In December 2014, participants in the OPP were offered the election to exchange their previously granted participation points into OPP LTIP Units. In such election, participation points were exchanged into 2.8 million OPP LTIP Units with respect to the 2012-2014, 2013-2015 and 2014-2016 performance periods. The performance criteria for the 2012-2014 performance period was not met. As a result, no OPP awards for the 2012-2014 performance period were earned and, in January 2015, all OPP LTIP Units that were associated 2012-2014 performance period were forfeited with no impact in 2014.

Stock Options

We have 5.3 million stock options outstanding and exercisable at December 31, 2014 with a weighted average exercise price of $34.80 and a weighted average life of 3.8 years. The aggregate intrinsic value of exercised options was $5.8 million, $9.6 million, and $21.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. No stock options were granted in the three-year period ended December 31, 2014.

Other Plans

The Prologis 401(k) Plan ( the “401(k) Plan”) provides for matching employer contributions of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the 401(k) Plan, vesting in the

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $2.2 million, $2.1 million and $1.8 million for 2014, 2013 and 2012, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching in the three-year period ended December 31, 2014.

14.	Merger, Acquisition and Other Integration Expenses

In 2011, AMB Property Corporation (“AMB”) completed a merger (the “Merger”) with ProLogis. In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. Following the Merger, AMB changed its name to Prologis.

In 2012, we incurred $80.7 million of costs related principally to severance in connection with the Merger; non-capitalizable system implementation; additional costs due to the liquidation of an unconsolidated co-investment venture we acquired in 2011 and severance and costs due to organizational changes in Europe to centralize finance activities and gain efficiencies.

15.	Impairment Charges

Real Estate Properties

We recorded no impairment charges during 2014 or 2013. During the year ended December 31, 2012, we recognized impairment charges related to certain of our real estate properties totaling $283.5 million.

Land

In 2012, we recognized impairment charges of $77.5 million on land parcels located in Central and Eastern Europe. This impairment was based on a review that resulted in a change in our intent from develop and hold to sell for certain land parcels. We based the fair value of the land parcels on internal valuations, which were corroborated primarily from brokers’ opinion of value and comparable land sales, if available. We also recorded impairment charges of $11.4 million in 2012 on land parcels that we expected to sell as the carrying value exceeded the fair value at that time. We based the fair value of the land on purchase and sale agreements.

Operating Properties

In the fourth quarter of 2012, we announced the signing of a definitive agreement for the formation of a new fund in Europe, PELP. Based on this agreement, we assessed the recoverability of the portfolio of assets we expected to contribute to PELP by comparing the total expected proceeds to the carrying value of the portfolio of assets at December 31, 2012. As a result, we recorded impairment charges of $135.3 million in continuing operations.

During 2012, we also recorded impairment charges for properties we expected to sell to third parties or contribute to co-investment ventures of $30.6 million in discontinued operations and $28.7 million in continuing operations, respectively. We calculated the impairment charges based on the carrying values of those assets compared to the fair value, which was primarily based upon letters of intent, purchase and sale agreements and third-party appraisals.

Other Assets

In 2012, we recorded an impairment charge of $16.1 million on land that was received in exchange for a note receivable from an entity in Europe that went into administration in 2011.

16.	Income Taxes

Components of Earnings (Loss) before Income Taxes

Components of earnings (loss) before income taxes for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Domestic	$390,874	$(404,910)	$(65,566)
International	322,754	741,172	(37,251)

Earnings (loss) before income taxes	$713,628	$336,262	$(102,817)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Current and Deferred Income Taxes

Components of the provision for income taxes for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Current income tax expense (benefit):
United States federal	$(6,585)	$20,009	$(27,897)
International	52,155	99,478	46,294
State and local	16,014	8,501	7,383

Total current tax expense	61,584	127,988	25,780

Deferred income tax expense (benefit):
United States federal	(27,374)	(1,133)	152
International	(59,866)	(18,934)	(22,119)

Total deferred tax benefit	(87,240)	(20,067)	(21,967)

Total income tax expense (benefit), included in continuing and discontinued operations	$(25,656)	$107,921	$3,813

Current Income Taxes

Current income tax expense generally consists of federal income tax from our taxable REIT subsidiaries (“TRSs”), state and local income taxes and taxes incurred in foreign jurisdictions. Current income tax expense recognized during 2014 is principally due to tax triggered upon the contribution of the initial portfolio of properties by certain wholly-owned and AFORES entities to FIBRA Prologis, as the transaction was structured as an asset sale for Mexican tax purposes. The tax expense was netted against a current benefit recognized during 2014 from the operating losses generated by our United States TRS. Current tax expense in 2013 was due to the net tax expense recognized on the initial contribution of properties to PELP and NPR that were previously held in certain foreign jurisdictions and United States TRSs.

For the years ended December 31, 2014, 2013 and 2012, we recognized a net benefit for uncertain tax positions of $1.1 million, $1.8 million and $28.5 million, respectively. The benefit that was recognized in all years relates to the reversal of certain expenses due to the expiration of the statute of limitations and settlements with the taxing authorities.

During the years ended December 31, 2014, 2013 and 2012, cash paid for income taxes, net of refunds, was $105.4 million, $99.5 million and $38.4 million, respectively.

Deferred Income Taxes

Deferred income tax expense (benefit) is generally a function of the period’s temporary differences (principally basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income tax assets and liabilities at December 31 were as follows (in thousands):

	2014	2013
Gross deferred income tax assets:
Net operating loss carryforwards (1)	$346,978	$391,764
Basis difference - real estate properties	105,205	133,767
Basis difference - equity investments	12,401	9,238
Basis difference - intangibles	5,952	8,113
Section 163(j) interest limitation	32,703	33,224
Capital loss carryforward	25,282	32,054
Other - temporary differences	10,701	20,124

Total gross deferred income tax assets	539,222	628,284
Valuation allowance	(518,241)	(583,675)

Gross deferred income tax assets, net of valuation allowance	20,981	44,609

Gross deferred income tax liabilities:
Basis difference - real estate properties	89,998	167,951
Built-in-gains - equity investments and real estate properties	-	27,116
Basis difference- intangibles	7,324	8,823
Other - temporary differences	716	5,269

Total gross deferred income tax liabilities	98,038	209,159

Net deferred income tax liabilities	$77,057	$164,550

(1)	At December 31, 2014, we had net operating loss (“NOL”) carryforwards as follows (in millions):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$92	$747	$246	$132	$67

Tax-effected NOL carryforward	35	197	74	25	16
Valuation allowance	(35)	(188)	(74)	(25)	(16)

Net deferred tax asset-NOL carryforward	$-	$9	$-	$-	$-

Expiration periods	2022-2033	2015-indefinite	2015-2025	2015-2023	2015-indefinite

The decrease in deferred income tax liabilities during 2014 is principally due to the reversal of deferred tax liabilities of $62.8 million in connection with the initial contribution of properties to FIBRA Prologis in June 2014, as discussed above, and $27.1 million due to the expiration of the holding period on properties previously acquired with existing built-in-gains. These decreases were partially offset by the reversal of deferred tax liabilities in 2013 related to the contribution of properties to PELP.

In addition, we utilized net operating losses (“NOLs”), for which we had previously recorded a valuation allowance against, of $37.6 million which were generated in prior years to offset current income tax expense which was triggered as part of the FIBRA transaction.

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

Liability for Uncertain Tax Positions

During the years ended December 31, 2014, 2013 and 2012, we believe that we have complied with the REIT requirements of the Internal Revenue Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2011 and thereafter.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The liability for uncertain tax positions principally consisted of estimated federal income tax liabilities and included accrued interest and penalties of $0.3 million and $0.9 million at December 31, 2014 and 2013, respectively. A reconciliation of the liability for uncertain tax positions for the years ended December 31 was as follows (in thousands):

	2014	2013
Balance at January 1	$1,318	$7,943
Additions for tax positions taken during a prior year	256	405
Settlements with taxing authorities	-	(7,030)
Reductions due to lapse of applicable statute of limitations	(1,318)	-

Balance at December 31	$256	$1,318

17.	Earnings / Loss Per Common Share / Unit

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

The following table sets forth the computation of our basic and diluted earnings per share/unit for the years ended December 31 (in thousands, except per share/unit amounts):

Prologis, Inc.	2014	2013	2012
Net earnings (loss) attributable to common stockholders	$622,235	$315,422	$(80,946)
Noncontrolling interest attributable to exchangeable limited partnership units	3,636	1,305	(162)

Adjusted net earnings (loss) attributable to common stockholders	$625,871	$316,727	$(81,108)

Weighted average common shares outstanding - Basic (1)	499,583	486,076	459,895
Incremental weighted average effect on exchange of limited partnership units (2)	3,501	2,060	1,953
Incremental weighted average effect of equity awards and warrants	3,307	3,410	-

Weighted average common shares outstanding - Diluted (3)	506,391	491,546	461,848

Net earnings (loss) per share attributable to common stockholders -
Basic	$1.25	$0.65	$(0.18)
Diluted	$1.24	$0.64	$(0.18)

Prologis, L.P.	2014	2013	2012
Net earnings (loss) attributable to common unitholders	$624,436	$316,630	$(81,108)
Noncontrolling interest attributable to exchangeable limited partnership units	1,435	97	-

Adjusted net earnings (loss) attributable to common unitholders	$625,871	$316,727	$(81,108)

Weighted average common partnership units outstanding - Basic (1)	501,349	487,936	461,848
Incremental weighted average effect on exchange of limited partnership units	1,735	200	-
Incremental weighted average effect of equity awards and warrants of Prologis, Inc.	3,307	3,410	-

Weighted average common partnership units outstanding - Diluted (3)	506,391	491,546	461,848

Net earnings (loss) per unit attributable to common unitholders -
Basic	$1.25	$0.65	$(0.18)
Diluted	$1.24	$0.64	$(0.18)

(1)	The increase in shares/units between the periods is primarily due to equity offering in April 2013.

(2)	Income (loss) allocated to the exchangeable Operating Partnership units not held by the Parent has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit amount is the same. The incremental weighted average exchangeable Operating Partnership units (in thousands) were 1,767, 1,860 and 1,953 for the years ended December 31, 2014, 2013 and 2012, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	Total weighted average potentially dilutive stock awards and warrant outstanding (in thousands) were 14,366, 13,998, and 9,805 for the years ended December 31, 2014, 2013 and 2012, respectively. Total weighted average potentially dilutive shares/units from exchangeable debt outstanding (in thousands) were 11,879 for all periods presented. Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 1,932, 1,558, and 1,284 for the years ended December 31, 2014, 2013 and 2012, respectively.

18.	Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts, such as foreign currency contracts to manage foreign currency exposure, and interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading or speculative purposes. All of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk.

Our use of derivatives involves the risk that counterparties may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. We enter into master agreements with counterparties that generally allow for netting of certain exposures; thereby significantly reducing the actual loss that would be incurred should a counterparty fail to perform its contractual obligations. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. Based on these factors, we consider the risk of counterparty default to be minimal.

We recognize all derivatives at fair value in the Consolidated Balance Sheets within the line items Other Assets or Other Liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are designated as, and qualify as, hedging instruments.

For derivatives that will be accounted for as hedging instruments, at inception of the transaction, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. The ineffective portion of a derivative financial instrument’s change in fair value, if any, is immediately recognized in earnings. We also use derivatives that are not designated as hedges (and may not meet the hedge accounting requirements) to manage our exposure to foreign currency fluctuations.

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations are recorded in AOCI in the Consolidated Balance Sheets. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings. For cash flow hedges, we reclassify changes in the fair value of derivatives into the applicable line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings.

Our co-investment ventures may also enter into derivative contracts. As we act as the manager of these ventures, these ventures primarily follow the same hedging strategy and risk mitigation that we use. For our consolidated co-investment ventures, the accounting treatment is as described in this footnote. For our unconsolidated co-investment ventures, we record our proportionate share of any earnings impact in Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations. In addition, for derivatives in our unconsolidated ventures that have been designated and qualify as hedging instruments, we record our proportionate share of the effective gain or loss as a component of AOCI in the Consolidated Balance Sheets. In both circumstances, we record the offsetting amount as Investments in and Advances to Unconsolidated Entities in the Consolidated Balance Sheets.

Foreign Currency

We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. In certain circumstances, we may also borrow debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact to our earnings from the fluctuations in exchange rates, we may designate the debt as a non-derivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. We measure the effectiveness of our net investment hedges and our non-derivative financial instrument hedges by using the changes in forward exchange rates because this method reflects our risk management strategies, the economics of those strategies in the financial statements and better manages interest rate differentials between different countries. Under this method, we report all changes in fair value of the non-derivative financial instrument and net investment hedges in equity in the foreign currency translation component of AOCI in the Consolidated Balance Sheets. These amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred. We did not record any ineffectiveness on our foreign currency derivative contracts during the three years ended December 31, 2014.

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the translation of our projected net operating income of our international subsidiaries, principally in Europe and Japan. The put option contracts provide us with the option to exchange euros or yen for U.S. dollars at a fixed exchange rate if the euro or yen were to depreciate against the U.S. dollar, such that, if the euro or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. Call option contracts would create an obligation to exchange euro or yen for U.S. dollars at a fixed exchange rate if the euro or yen were to appreciate against the U.S. dollar, such that, if the euro or yen were to appreciate against the U.S. dollar to predetermined levels as set by the contracts we would be obligated to pay out under the contract and offset our foreign currency exchange gains. A collar contract combines the put and call options into one contract with the purchase of a foreign currency put option, combined with the sale of a foreign currency call option such that there is no cash outlay at execution. This strategy effectively locks in a range around the rate at which net operating earnings of our international subsidiaries will be translated into U.S. dollars.

Foreign currency option contracts are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

Interest Rate

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. We primarily accomplish this by issuing fixed rate debt with staggering maturities. We may enter into interest rate swap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances, or interest rate cap agreements, which allow us to minimize the impact of increases in interest rates. We typically designate our interest rate swap and interest rate cap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on variable rate debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years.

We have entered into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount.

We report the effective portion of the gain or loss on the derivative as a component of AOCI in the Consolidated Balance Sheets, and reclassify it to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. To the extent the hedged debt is paid off early, we recognize the amounts in AOCI as Gains (Losses) on Early Extinguishment of Debt, Net in the Consolidated Statements of Operations.

We recognize losses on a derivative representing hedge ineffectiveness in Interest Expense at the time the ineffectiveness occurred. Losses due to hedge ineffectiveness were not considered material during the three years ended December 31, 2014. In 2012, we recorded a loss of $11.0 million in Gain (Loss) on Early Extinguishment of Debt, Net related to interest rate swaps with a notional amount of $703.8 million that were considered ineffective. These derivatives were associated with debt that was paid off or transferred in the first quarter of 2013, in connection with the contribution to our new European co-investment venture, PELP (see Note 4 for more details of this venture). When it was probable the related forecasted transaction would not occur, we deemed the hedge ineffective and wrote-off the balance in AOCI.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity in our derivative instruments for the years ended December 31 as follows (in millions):

2014
	Foreign Currency Contracts								Interest Rate Swaps (2)
	Net Investment Contracts						Euro Option Contracts (1)
Notional amounts at January 1	€600	$800	£-	$-	¥24,136	$250	€-	$-	$71
New contracts	1,746	2,354	238	400	79,010	769	365	464	398
Matured or expired contracts	(2,046)	(2,754)	-	-	(79,010)	(769)	(81)	(110)	(71)

Notional amounts at December 31	€300	$400	£238	$400	¥24,136	$250	€284	$354	$398

Weighted Average Forward Rate at December 31		1.33		1.68		96.54		1.25
Active contracts at December 31		4		3		3		8	2

2013
	Foreign Currency Contracts				Interest Rate Swaps (3)
	Net Investment Contracts
Notional amounts at January 1	€1,000	$1,304	¥-	$-	$1,315
New contracts	600	800	24,136	250	-
Matured or expired contracts	(1,000)	(1,304)	-	-	(1,244)

Notional amounts at December 31	€600	$800	¥24,136	$250	$71

2012
	Foreign Currency Contracts		Interest Rate Swaps (4)
	Net Investment Contracts
Notional amounts at January 1	€-	$-	$1,497
New contracts	1,000	1,304	445
Acquired contracts	-	-	71
Matured or expired contracts	-	-	(698)

Notional amounts at December 31	€1,000	$1,304	$1,315

(1)	During 2014, we exercised three foreign currency option contracts, and recognized a net gain of approximately $1.1 million.

(2)	During the third quarter of 2014, we entered into two contracts with a total notional amount of ¥40.9 billion to effectively fix the interest rate on the Yen Term Loan. See Note 9 for more information on the Yen Term Loan.

(3)	During 2013, we settled 13 contracts with a notional value of $333.5 million, and contributed 13 contracts with a notional value of $383.9 million related to the transfer of assets to the newly formed PELP co-investment venture. We also settled five contracts in Japan with a notional value of $526.4 million in connection with the contributions of properties to NPR.

(4)	In 2012, we entered into four interest rate swap contracts with combined notional amounts of $445.4 million, with various expiration dates between 2017 and 2019. In addition, we acquired one interest rate swap contract with a notional amount of $71.0 million in connection with the acquisition of a controlling interest in one of our unconsolidated co-investment ventures.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the fair value of our derivative instruments (in thousands):

	December 31, 2014			December 31, 2013
	Asset	Liability	AOCI	Asset	Liability	AOCI
Net investment hedges - euro denominated	$22,891	$-	$37,295	$137	$30,302	$(21,705)
Net investment hedges - yen denominated	46,934	-	56,169	20,104	-	22,102
Net investment hedges - pounds sterling denominated	29,097	-	29,097	-	-	-
Foreign currency options - euro denominated (1)	7,742	-	-	-	-	-
Interest rate swap hedges (2)	-	1,395	(1,395)	-	5,638	(591)
Our share of derivatives from unconsolidated co-investment ventures (3)	-	-	(19,545)	-	-	(13,851)

Total fair value of derivatives	$106,664	$1,395	$101,621	$20,241	$35,940	$(14,045)

(1)	As discussed above, the foreign currency options are not designated as hedges. We recognized gains of $7.7 million in Foreign Currency and Derivative Losses and Related Amortization, Net in the Consolidated Statements of Operations from the change in value of our outstanding foreign currency option contracts for the year ended December 31, 2014.

(2)	In connection with the contributions to NPR, we reclassified a loss related to interest rate swaps of $7.8 million during the first quarter of 2013 from AOCI in the Consolidated Balance Sheets to Losses on Early Extinguishment of Debt, Net in the Consolidated Statements of Operations.

(3)	Items indicated by ‘- - ‘ are not applicable

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income (Loss) during the periods presented is due to the translation upon consolidation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar for which we recorded losses of $614.8 million, $237.6 million and $61.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. It also includes the change in fair value for the effective portion of our derivative and non-derivative instruments. The following table presents the gains and losses associated with the change in fair value for the effective portion of our derivative and non-derivative instruments included in Other Comprehensive Income (Loss) (in thousands):

	2014	2013	2012
Derivative net investment hedges (1)	$122,164	$17,847	$(17,450)
Interest rate swap hedges (2)	(804)	(69)	6,651
Our share of derivatives from unconsolidated co-investment ventures	(5,694)	19,659	11,335

Total gain (loss) on derivative instruments	115,666	37,437	536
Non-derivative net investment hedges (3)	321,196	(14,910)	-

Total gain on derivative and non-derivative instruments	$436,862	$22,527	$536

(1)	This includes gains of $6.3 million and $4.3 million for the years ended December 31, 2014 and 2013, respectively, upon the settlement of net investment hedges.

(2)	The amounts reclassified to interest expense for the years ended December 31, 2014 and 2013 were not considered significant. The amount reclassified to interest expense for the year ended December 31, 2012, was $14.7 million. We do not expect the amounts reclassified to interest expense for the next 12 months to be significant.

(3)	As discussed in Note 9, we issued €1.8 billion ($2.4 billion) of debt in 2014. This debt was issued by the Operating Partnership, which is a U.S. dollar functional entity, and designated as a non-derivative financial instrument hedge. At December 31, 2014 and 2013, we had €2.5 billion ($3.0 billion) and €700 million ($1.0 billion) of debt, net of accrued interest, respectively, designated as non-derivative financial instrument hedges of our net investment in international subsidiaries. We had €97.6 million ($118.5 million) of debt that was not designated as a non-derivative financial instrument hedge at December 31, 2014. We recognized unrealized gains of $7.5 million in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations on the unhedged portion or our debt in 2014.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis

At December 31, 2014 and 2013, other than the derivatives discussed above and in Note 9, we did not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements. We determined the fair value of our derivative instruments using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. We determined the fair values of our interest rate swaps using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. We based the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. We based the fair values of our net investment hedges upon the change in the spot rate at the end of the period as compared to the strike price at inception.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, all of our derivatives held at December 31, 2014 and 2013, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Non-Recurring Basis

Assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. There were no assets that met this criteria at December 31, 2014 or 2013.

Fair Value of Financial Instruments

At December 31, 2014 and 2013, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At December 31, 2014 and 2013, we estimated the fair value of our senior notes and exchangeable senior notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2014 and 2013, as compared with those in effect when the debt was issued or acquired, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$725,483	$725,679
Senior notes	6,076,920	6,593,657	5,357,933	5,698,864
Exchangeable senior notes	456,766	511,931	438,481	514,381
Secured mortgage debt	1,050,591	1,173,488	1,696,597	1,840,829
Secured mortgage debt of consolidated entities	1,207,106	1,209,271	239,992	246,324
Term loans and other debt	588,816	591,810	552,730	560,714

Total debt	$9,380,199	$10,080,157	$9,011,216	$9,586,791

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.	Commitments and Contingencies

Environmental Matters

A majority of the properties we acquire, including land, are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. We have acquired certain properties that may have been leased to or previously owned by companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs and adjust the liabilities as appropriate when additional information becomes available. We record our environmental liabilities in Other Liabilities in the Consolidated Balance Sheets. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

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

The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related venture or disposition of any properties by the venture. We record liabilities related to the indemnification agreements in Other Liabilities in the Consolidated Balance Sheets. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the completion of the improvements and infrastructure. At December 31, 2014 and 2013, we had approximately $54.5 million and $25.5 million, respectively, outstanding under such arrangements.

We may be required under capital commitments or choose to make additional capital contributions to certain of our unconsolidated entities, representing our proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operation shortfalls. See Note 5 for further discussion related to equity commitments to our unconsolidated entities.

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

20.	Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This represents the ownership of industrial operating properties and is the main source of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our operating costs. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our Real Estate Operations segment also includes development, re-development and acquisition activities that lead to rental operations. We develop, re-develop and acquire industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on: (i) the land that we currently own; (ii) the development expertise of our local teams; (iii) our global customer

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

relationships; and (iv) the demand for high-quality distribution facilities. Land held for development, properties currently under development and land we own and lease to customers under ground leases are also included in this segment.

•

Strategic Capital. This represents the management of unconsolidated co-investment ventures. We invest with partners and investors through our ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, ventures with longer duration and open-ended funds with leading global institutions. These private and public vehicles provide capital for distinct geographies across our global platform. We hold a significant ownership interest in these ventures; we believe this aligns our interests with those of our partners. We generate strategic capital revenues from our unconsolidated co-investment ventures through asset management and property management services and we earn additional revenues from leasing, acquisition, construction, development and disposition services provided. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promotes during the life of a venture or upon liquidation. Each unconsolidated co-investment venture we manage is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location.

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

	Years Ended December 31,
	2014	2013	2012
Revenues (1):
Real estate operations:
Americas	$1,403,564	$1,288,925	$1,176,920
Europe	74,413	174,397	435,244
Asia	62,939	107,692	221,575

Total Real Estate Operations segment	1,540,916	1,571,014	1,833,739

Strategic capital:
Americas	95,168	72,474	69,422
Europe	86,549	63,794	37,047
Asia	38,154	43,204	20,310

Total Strategic Capital segment	219,871	179,472	126,779

Total revenues	$1,760,787	$1,750,486	$1,960,518
Net operating income:
Real estate operations:
Americas	$1,000,773	$899,053	$818,393
Europe	40,627	116,178	325,571
Asia	45,262	76,863	171,980

Total Real Estate Operations segment	1,086,662	1,092,094	1,315,944

Strategic capital:
Americas	42,042	18,785	31,637
Europe	57,266	41,263	21,699
Asia	24,067	30,145	9,623

Total Strategic Capital segment	123,375	90,193	62,959

Total segment net operating income	1,210,037	1,182,287	1,378,903

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2014	2013	2012
Reconciling items:
General and administrative expenses	(247,768)	(229,207)	(228,068)
Depreciation and amortization	(642,461)	(648,668)	(724,262)
Merger, acquisition and other integration expenses	-	-	(80,676)
Impairment of real estate properties	-	-	(252,914)
Earnings from unconsolidated entities, net	134,288	97,220	31,676
Interest expense	(308,885)	(379,327)	(505,215)
Interest and other income, net	25,768	26,948	22,878
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	725,790	597,656	305,607
Foreign currency and derivative losses and related amortization, net	(17,841)	(33,633)	(20,497)
Losses on early extinguishment of debt, net	(165,300)	(277,014)	(14,114)
Impairment of other assets	-	-	(16,135)

Total reconciling items	(496,409)	(846,025)	(1,481,720)

Earnings (loss) before income taxes	$713,628	$336,262	$(102,817)

	December 31,
	2014	2013
Assets (2):
Real estate operations:
Americas	$17,432,909	$16,272,868
Europe	1,820,529	1,634,867
Asia	926,645	1,176,774

Total Real Estate Operations segment	20,180,083	19,084,509

Strategic capital (3):
Americas	20,635	22,154
Europe	54,577	60,327
Asia	2,718	3,634

Total Strategic Capital segment	77,930	86,115

Total segment assets	20,258,013	19,170,624

Reconciling items:
Investments in and advances to unconsolidated entities	4,824,724	4,430,239
Assets held for sale	43,934	4,042
Notes receivable backed by real estate	-	188,000
Cash and cash equivalents	350,692	491,129
Other assets	340,860	288,273

Total reconciling items	5,560,210	5,401,683

Total assets	$25,818,223	$24,572,307

(1)	Includes revenues attributable to the United States for the years ended December 31, 2014, 2013 and 2012 of $1.4 billion, $1.1 billion and $1.1 billion, respectively.

(2)	Includes long-lived assets attributable to the United States at December 31, 2014 and 2013 of $17.3 billion and $15.3 billion, respectively.

(3)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at December 31, 2014 and 2013.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.	Supplemental Cash Flow Information

Significant non-cash investing and financing activities for the years ended December 31, 2014, 2013 and 2012 are discussed below.

•	We capitalized $21.6 million, $18.8 million and $10.6 million of equity-based compensation expense due to our development and leasing activities during 2014, 2013 and 2012, respectively.

•

As partial consideration for properties we contributed to FIBRA Prologis and the conclusion of an unconsolidated co-investment venture during 2014, we received ownership interests in FIBRA Prologis initially valued at $609.7 million and FIBRA Prologis assumed $345.1 million of secured mortgage debt associated with the properties. See Note 4 for additional information. In 2013, as partial consideration for contributions and dispositions, the buyers assumed debt of $194.9 million.

•

As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received ownership interests initially valued at $1.3 billion, representing a 50% ownership interest in PELP, and PELP assumed $353.2 million of secured mortgage debt.

•

During 2013 and 2012, we received $31.2 million and $17.7 million, representing ownership interests in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities, excluding PELP and FIBRA Prologis.

•	See Note 3 for information related to acquisitions of controlling interests in our unconsolidated co-investment ventures in 2014, 2013 and 2012.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.	Selected Quarterly Financial Data (Unaudited)

The selected quarterly data was as follows (in thousands, except per share data):

	Three Months Ended,
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2014:
Total revenues	$434,682	$460,089	$415,151	$450,865
Operating income	$71,466	$95,274	$78,112	$74,956
Earnings from continuing operations	$12,003	$152,430	$147,127	$427,724
Net earnings attributable to common stockholders	$4,666	$72,715	$136,245	$408,609
Net earnings per share attributable to common stockholders - Basic (1)	$0.01	$0.15	$0.27	$0.82
Net earnings per share attributable to common stockholders - Diluted (1)(2)	$0.01	$0.13	$0.23	$0.81
2013:
Total revenues	$479,971	$410,693	$423,058	$436,764
Operating income	$97,039	$58,514	$77,380	$71,479
Earnings (loss) from continuing operations	$289,306	$(20,591)	$(48,671)	$9,485
Net earnings (loss) attributable to common stockholders	$265,416	$(1,517)	$(7,534)	$59,057
Net earnings (loss) per share attributable to common stockholders - Basic (1)	$0.58	$0.00	$(0.02)	$0.12
Net earnings (loss) per share attributable to common stockholders - Diluted (1)(2)	$0.57	$0.00	$(0.02)	$0.12

Prologis, L.P.
2014:
Total revenues	$434,682	$460,089	$415,151	$450,865
Operating income	$71,466	$95,274	$78,112	$74,956
Earnings from continuing operations	$12,003	$152,430	$147,127	$427,724
Net earnings attributable to common unitholders	$4,683	$72,973	$136,738	$410,042
Net earnings per unit attributable to common unitholders - Basic (1)	$0.01	$0.15	$0.27	$0.82
Net earnings per unit attributable to common unitholders - Diluted (1) (2)	$0.01	$0.13	$0.23	$0.81
2013:
Total revenues	$479,971	$410,693	$423,058	$436,764
Operating income	$97,039	$58,514	$77,380	$71,479
Earnings (loss) from continuing operations	$289,306	$(20,591)	$(48,671)	$9,485
Net earnings (loss) attributable to common unitholders	$266,548	$(1,592)	$(7,582)	$59,256
Net earnings (loss) per unit attributable to common unitholders - Basic (1)	$0.58	$0.00	$(0.02)	$0.12
Net earnings (loss) per unit attributable to common unitholders - Diluted (1)(2)	$0.57	$0.00	$(0.02)	$0.12

(1)	Quarterly earnings (loss) per common share/unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares/units outstanding included in the calculation of diluted shares/units.

(2)	Income (loss) allocated to the exchangeable Operating Partnership units not held by the Parent has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit is the same.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

Under date of February 25, 2015, we reported on the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

Under date of February 25, 2015, we reported on the consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 25, 2015

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Industrial Operating Properties (d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta Airport Dist Ctr	3	(d)	2,510	10,830	126	2,510	10,956	13,466	(86)	2014
Atlanta NE at Sugarloaf	1	(d)	620	2,621	28	620	2,649	3,269	(20)	2014
Atlanta NE Distribution Center	8	(d)	5,582	3,047	30,356	6,276	32,709	38,985	(17,908)	1996, 1997
Atlanta South Business Park	9		5,353	28,895	2,478	5,353	31,373	36,726	(4,056)	2011
Atlanta West Distribution Center	6	(d)	6,684	23,463	9,898	6,684	33,361	40,045	(11,543)	1994, 2006, 2012
Berkeley Lake Distribution Center	1	(d)	2,046	8,712	742	2,046	9,454	11,500	(2,048)	2006
Breckenridge Dist Ctr	1	(d)	1,645	7,030	-	1,645	7,030	8,675	(55)	2014
Buford Distribution Center	1		1,487	-	5,577	1,487	5,577	7,064	(1,219)	2007
Carter-Pacific Bus Ctr	3	(d)	1,484	6,269	12	1,484	6,281	7,765	(69)	2014
Cobb Place Dist Ctr	2	(d)	2,970	12,702	218	2,970	12,920	15,890	(1,413)	2012
Dekalb Ind Ctr	1		1,401	6,154	1,451	1,401	7,605	9,006	(819)	2012
Douglas Hill Distribution Center	4		11,599	46,826	3,674	11,677	50,422	62,099	(15,482)	2005
Hartsfield East DC	1		697	6,466	268	697	6,734	7,431	(703)	2011
Horizon Distribution Center	1		2,846	11,385	1,515	2,846	12,900	15,746	(2,699)	2006
Macon Dist Ctr	1		604	2,691	633	604	3,324	3,928	(438)	2012
Midland Distribution Center	1		1,919	7,679	1,506	1,919	9,185	11,104	(2,723)	2006
Northeast Industrial Center	3		3,142	14,036	2,706	3,142	16,742	19,884	(3,762)	1996, 2012
Northmont Industrial Center	1		566	3,209	1,482	566	4,691	5,257	(3,250)	1994
Olympic Ind Ctr	2	(d)	2,156	9,417	15	2,156	9,432	11,588	(107)	2014
Park I-75 South	1		8,369	-	35,435	8,382	35,422	43,804	(1,151)	2013
Peachtree Corners Business Center	4		707	4,685	2,342	707	7,027	7,734	(4,800)	1994
Piedmont Ct. Distribution Center	2		885	5,013	3,929	885	8,942	9,827	(5,731)	1997
Riverside Distribution Center (ATL)	4	(d)	3,306	16,750	4,300	3,329	21,027	24,356	(9,692)	1999, 2014
Southfield-KRDC Industrial SG	8		5,033	28,725	1,837	5,033	30,562	35,595	(4,634)	2011
Southside Distribution Center	1		1,186	2,859	595	1,186	3,454	4,640	(589)	2011
Suwanee Creek Dist Ctr	2		1,045	4,201	202	1,045	4,403	5,448	(448)	2010, 2013
Tradeport Distribution Center	3	(d)	1,464	4,563	8,022	1,479	12,570	14,049	(7,923)	1994, 1996
Weaver Distribution Center	2		935	5,182	2,351	935	7,533	8,468	(5,243)	1995
Westfork Industrial Center	2	(d)	579	3,910	428	579	4,338	4,917	(2,749)	1995
Westgate Ind Ctr	1		1,277	5,620	214	1,277	5,834	7,111	(757)	2012

Atlanta, Georgia	80		80,097	292,940	122,340	80,920	414,457	495,377	(112,117)

Austin, Texas
Corridor Park Corporate Center	4		4,579	19,046	75	4,579	19,121	23,700	(1,024)	2014
MET 4-12 LTD	1		4,300	20,456	268	4,300	20,724	25,024	(2,743)	2011
MET PHASE 1 95 LTD	4		5,593	17,211	1,286	5,593	18,497	24,090	(2,474)	2011
Montopolis Distribution Center	1		580	3,384	2,585	580	5,969	6,549	(4,257)	1994
Southpark Corporate Center	3		1,470	6,154	1	1,470	6,155	7,625	(47)	2014
Walnut Creek Corporate Center	17	(d)	11,152	49,110	411	11,206	49,467	60,673	(3,468)	1994, 2014

Austin, Texas	30		27,674	115,361	4,626	27,728	119,933	147,661	(14,013)

Baltimore/Washington
1901 Park 100 Drive	1	(d)	2,409	7,227	1,148	2,409	8,375	10,784	(2,616)	2006
Airport Commons Distribution Center	2	(d)	2,320	-	10,570	2,360	10,530	12,890	(4,648)	1997
Beltway Distribution	1		9,211	33,922	426	9,211	34,348	43,559	(4,486)	2011
BWI Cargo Center E	1		-	10,725	108	-	10,833	10,833	(4,598)	2011
Corcorde Industrial Center	4	(d)	1,538	8,717	4,711	1,538	13,428	14,966	(8,832)	1995
Corridor Industrial	1		1,921	7,224	12	1,921	7,236	9,157	(975)	2011
Crysen Industrial	1		2,285	6,267	454	2,285	6,721	9,006	(1,001)	2011
Gateway Bus Ctr	10	(d)	30,263	26,530	36,269	30,400	62,662	93,062	(849)	2012, 2014
Gateway Distribution Center	3		2,523	5,715	4,817	3,164	9,891	13,055	(2,539)	1998, 2012
Granite Hill Dist. Center	2		2,959	9,344	74	2,959	9,418	12,377	(1,551)	2011
Greenwood Industrial	3		6,828	24,253	583	6,828	24,836	31,664	(3,379)	2011
Hampton Central Dist Ctr	3	(d)	8,928	28,015	64	8,928	28,079	37,007	(214)	2014
IAD Cargo Center 5	1		-	43,060	75	-	43,135	43,135	(25,257)	2011
Meadowridge Distribution Center	3	(d)	7,827	18,990	6,527	7,972	25,372	33,344	(3,134)	1998, 2014
Meadowridge Industrial	3		4,845	20,576	4,091	4,845	24,667	29,512	(2,769)	2011
Patuxent Range Road	2		2,281	9,638	1,243	2,281	10,881	13,162	(1,472)	2011
Preston Court	1		2,326	10,146	202	2,326	10,348	12,674	(1,372)	2011
ProLogis Park - Dulles	7	(d)	16,703	36,268	576	16,703	36,844	53,547	(2,189)	2012, 2014
Troy Hill Dist Ctr	3	(d)	9,179	31,489	27	9,179	31,516	40,695	(1,298)	2012, 2014

Baltimore/Washington	52		114,346	338,106	71,977	115,309	409,120	524,429	(73,179)

Boston, Massachusetts
Boston Industrial	4		11,810	25,975	(238)	11,810	25,737	37,547	(5,254)	2011

Boston, Massachusetts	4		11,810	25,975	(238)	11,810	25,737	37,547	(5,254)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Central & Eastern, Pennsylvania
Carlisle Dist Ctr	6	(d)	54,852	233,619	6,048	54,852	239,667	294,519	(15,392)	2012, 2013
Chambersburg Dist Ctr	1		4,188	17,796	76	4,188	17,872	22,060	(924)	2013
Harrisburg Distribution Center	5		21,950	96,007	1,946	21,950	97,953	119,903	(9,168)	2004, 2013
Harrisburg Industrial Center	1		782	6,190	1,581	782	7,771	8,553	(2,461)	2002
I-78 Dist. Center	1		13,030	30,007	335	13,030	30,342	43,372	(3,655)	2011
I-81 Distribution	1		1,822	21,583	328	1,822	21,911	23,733	(2,575)	2011
Kraft Distribution Center	1		7,450	23,863	-	7,450	23,863	31,313	(187)	2014
Lehigh Valley Distribution Center	8	(d)	26,795	89,400	24,540	26,875	113,860	140,735	(7,994)	2004, 2010, 2013, 2014
Northport Ind Ctr	1	(d)	12,282	39,621	1	12,282	39,622	51,904	(314)	2014
Park 33 Distribution Center	2		28,947	49,500	41,138	31,207	88,378	119,585	(6,061)	2007, 2014
PHL Cargo Center C2	1		-	11,966	25	-	11,991	11,991	(4,327)	2011
Pottsville Dist Ctr	1		4,486	19,527	907	4,486	20,434	24,920	(2,249)	2012
Quakertown Distribution Center	1		6,966	-	27,698	6,966	27,698	34,664	(5,960)	2006

Central & Eastern, Pennsylvania	30		183,550	639,079	104,623	185,890	741,362	927,252	(61,267)

Central Valley, CA
Arch Road Logistics Center	2	(d)	9,492	38,060	2,310	9,492	40,370	49,862	(5,680)	2010
Central Valley Distribution Center	3	(d)	5,339	32,838	526	5,339	33,364	38,703	(266)	2014
Central Valley Industrial Center	5	(d)	14,110	65,026	8,648	14,560	73,224	87,784	(25,728)	1999, 2002, 2005, 2014
Chabot Commerce Ctr	2		5,222	13,697	6,601	5,222	20,298	25,520	(3,516)	2011
Duck Creek Dist Ctr	1	(d)	6,690	39,683	-	6,690	39,683	46,373	(300)	2014
Manteca Distribution Center	1		9,280	27,840	591	9,480	28,231	37,711	(8,733)	2005
Patterson Pass Business Center	4	(d)	10,004	27,878	7,397	10,017	35,262	45,279	(3,868)	2007, 2012, 2014
Tracy Dist Ctr	1	(d)	2,056	12,248	-	2,056	12,248	14,304	(93)	2014
Tracy II Distribution Center	5		23,905	32,080	152,468	29,246	179,207	208,453	(19,640)	2007, 2009, 2012, 2013

Central Valley, CA	24		86,098	289,350	178,541	92,102	461,887	553,989	(67,824)

Charlotte, North Carolina
Charlotte Distribution Center	11	(d)	6,596	8,581	28,810	8,114	35,873	43,987	(15,719)	1995, 1996, 1997, 1998, 2014
Northpark Distribution Center	2	(d)	1,183	6,707	2,919	1,184	9,625	10,809	(6,353)	1994, 1998
West Pointe Business Center	5	(d)	12,138	40,423	9,893	12,138	50,316	62,454	(4,220)	2006, 2012, 2014

Charlotte, North Carolina	18		19,917	55,711	41,622	21,436	95,814	117,250	(26,292)

Chicago, Illinois
Addison Business Center	1		1,293	2,907	515	1,293	3,422	4,715	(488)	2011
Addison Distribution Center	1		640	3,661	1,834	640	5,495	6,135	(3,037)	1997
Alsip Distribution Center	1		1,416	9,009	9,086	1,724	17,787	19,511	(12,168)	1997
Alsip Industrial	1		1,422	2,336	22	1,422	2,358	3,780	(670)	2011
Arlington Heights Distribution Center	1		831	3,326	2,345	831	5,671	6,502	(1,582)	2006
Bensenville Distribution Center	1		926	3,842	6,319	940	10,147	11,087	(7,198)	1997
Bensenville Ind Park	13		37,681	92,909	5,219	37,681	98,128	135,809	(14,800)	2011
Bloomingdale 100 Business Center	4	(d)	6,563	27,579	68	6,563	27,647	34,210	(210)	2014
Bolingbrook Distribution Center	6	(d)	19,068	85,317	5,355	19,068	90,672	109,740	(27,639)	1999, 2006, 2014
Bridgeview Dist Ctr	4	(d)	1,662	7,726	-	1,662	7,726	9,388	(92)	2014
Bridgeview Industrial	1		1,380	3,404	404	1,380	3,808	5,188	(616)	2011
Chicago Industrial Portfolio	1		1,330	2,876	423	1,330	3,299	4,629	(561)	2011
Des Plaines Distribution Center	3		2,158	12,232	6,884	2,159	19,115	21,274	(12,660)	1995, 1996
Elk Grove Distribution Center	20	(d)	30,227	78,013	49,831	30,227	127,844	158,071	(50,971)	1995, 1996, 1997, 1999, 2006, 2009
Elk Grove Du Page	21	(d)	14,830	64,408	10,528	14,830	74,936	89,766	(8,108)	2012
Elk Grove Village SG	6		6,367	12,010	859	6,367	12,869	19,236	(2,314)	2011
Elmhurst Distribution Center	1		713	4,043	1,240	713	5,283	5,996	(3,345)	1997
Executive Drive	1		1,371	6,430	509	1,371	6,939	8,310	(887)	2011
Glendale Heights Distribution Center	3	(d)	3,903	22,119	4,423	3,903	26,542	30,445	(14,410)	1999
Gurnee Dist Ctr	2		2,297	9,991	-	2,297	9,991	12,288	(97)	2014
Hintz Building	1		354	1,970	103	354	2,073	2,427	(289)	2011
I-294 Dist Ctr	3	(d)	7,922	33,730	15	7,922	33,745	41,667	(1,929)	2012, 2014
I-55 Distribution Center	2	(d)	5,383	25,504	35,513	11,786	54,614	66,400	(14,082)	2007
I-80 Morris	1		6,349	27,134	-	6,349	27,134	33,483	(213)	2014
Itasca Distribution Center	2	(d)	1,522	7,119	1,562	1,522	8,681	10,203	(1,968)	1996, 2014
Itasca Industrial Portfolio	3		3,053	5,879	245	3,053	6,124	9,177	(938)	2011
Kehoe Industrial	1		1,394	3,247	446	1,394	3,693	5,087	(459)	2011
Melrose Park Distribution Ctr.	1		2,657	9,292	283	2,657	9,575	12,232	(1,584)	2011
Minooka Distribution Center	3	(d)	18,420	68,912	17,991	19,404	85,919	105,323	(16,871)	2005, 2008, 2014
Mitchell Distribution Center	1		1,236	7,004	3,748	1,236	10,752	11,988	(6,970)	1996
NDP - Chicago	1		461	1,362	27	461	1,389	1,850	(183)	2011
Nicholas Logistics Center	1		2,354	10,799	44	2,354	10,843	13,197	(1,744)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Northbrook Distribution Center	1		2,056	8,227	1,981	2,056	10,208	12,264	(2,340)	2007
Northlake Distribution Center	1		372	2,105	800	372	2,905	3,277	(2,005)	1996
OHare Industrial Portfolio	6		4,126	10,096	137	4,126	10,233	14,359	(1,766)	2011
Pleasant Prairie Distribution Center	1		1,314	7,450	2,733	1,315	10,182	11,497	(6,008)	1999
Poplar Gateway Truck Terminal	1		2,321	4,699	519	2,321	5,218	7,539	(725)	2011
Port OHare	2		4,819	5,547	256	4,819	5,803	10,622	(971)	2011
Remington Lakes Dist	1		2,382	11,657	606	2,382	12,263	14,645	(1,380)	2011
Rochelle Distribution Center	1		4,457	20,100	11,131	5,254	30,434	35,688	(4,789)	2008
Romeoville Distribution Center	5	(d)	23,325	94,197	10,129	23,325	104,326	127,651	(31,396)	1999, 2005
S.C. Johnson & Son	1		2,267	15,911	1,552	3,152	16,578	19,730	(3,156)	2008
Sivert Distribution	1		1,497	1,470	8	1,497	1,478	2,975	(236)	2011
Touhy Cargo Terminal	1		2,697	8,909	-	2,697	8,909	11,606	(970)	2011
Waukegan Distribution Center	2		4,368	17,632	1,075	4,368	18,707	23,075	(5,232)	2007
West Chicago Distribution Center	1		3,125	12,499	3,299	3,125	15,798	18,923	(4,622)	2005
Windsor Court	1		635	3,493	184	635	3,677	4,312	(555)	2011
Wood Dale Industrial SG	5		4,343	10,174	717	4,343	10,891	15,234	(1,548)	2011
Woodale Distribution Center	1		263	1,490	589	263	2,079	2,342	(1,313)	1997
Woodridge Distribution Center	14	(d)	46,575	197,289	21,583	49,942	215,505	265,447	(65,513)	2005, 2007
Yohan Industrial	3		4,219	12,306	1,157	4,219	13,463	17,682	(1,768)	2011

Chicago, Illinois	161		302,344	1,101,341	224,297	315,104	1,312,878	1,627,982	(345,376)

Cincinnati, Ohio
Airpark Distribution Center	4	(d)	5,851	22,543	14,311	6,831	35,874	42,705	(7,717)	1996, 2012, 2014
DAY Cargo Center	5		-	4,749	531	-	5,280	5,280	(1,480)	2011
Fairfield Comm Ctr	1	(d)	2,526	10,864	29	2,526	10,893	13,419	(86)	2014
Monroe Park	1	(d)	7,222	30,988	301	7,222	31,289	38,511	(244)	2014
Mosteller Dist Ctr	1	(d)	921	4,192	28	921	4,220	5,141	(40)	2014
Park I-275	4	(d)	15,939	63,846	3,153	15,939	66,999	82,938	(4,261)	2008, 2012, 2014
Sharonville Distribution Center	2	(d)	1,202	-	15,047	2,424	13,825	16,249	(6,391)	1997
West Chester Comm Park I	5	(d)	9,466	39,950	2,356	9,466	42,306	51,772	(1,193)	2012, 2014

Cincinnati, Ohio	23		43,127	177,132	35,756	45,329	210,686	256,015	(21,412)

Columbus, Ohio
Alum Creek Dist Ctr	1		917	4,584	277	917	4,861	5,778	(659)	2012
Brookham Distribution Center	2		5,964	23,858	4,946	5,965	28,803	34,768	(10,113)	2005
Canal Pointe Distribution Center	1		1,237	7,013	1,728	1,280	8,698	9,978	(4,572)	1999
Capital Park South Distribution Center	8	(d)	10,077	40,234	29,285	10,470	69,126	79,596	(18,495)	1996, 2012, 2014
Columbus West Ind Ctr	1	(d)	427	2,600	-	427	2,600	3,027	(29)	2014
Corporate Park West	2	(d)	994	6,150	1,409	994	7,559	8,553	(2,494)	1996, 2014
Crosswinds Dist Ctr	1	(d)	3,058	19,240	-	3,058	19,240	22,298	(162)	2014
Etna Distribution Center	4	(d)	10,789	35,577	42,552	10,789	78,129	88,918	(5,941)	2007, 2013, 2014
International Street Comm Ctr	2		1,503	6,356	383	1,503	6,739	8,242	(735)	2012
Lockbourne Dist Ctr	1		540	3,030	352	540	3,382	3,922	(575)	2012
South Park Distribution Center	2	(d)	3,343	15,182	3,370	3,343	18,552	21,895	(7,766)	1999, 2005
Westpointe Distribution Center	2		1,446	7,601	1,298	1,446	8,899	10,345	(3,474)	2007

Columbus, Ohio	27		40,295	171,425	85,600	40,732	256,588	297,320	(55,015)

Dallas/Fort Worth, Texas
Arlington Corp Ctr	3	(d)	6,509	28,032	125	6,509	28,157	34,666	(1,268)	2012, 2014
Dallas Corporate Center	11	(d)	6,449	5,441	34,632	6,645	39,877	46,522	(18,407)	1996, 1997, 1998, 1999, 2012
Dallas Industrial	12		7,180	26,514	2,682	7,180	29,196	36,376	(4,290)	2011
DFW Cargo Center 1	1		-	35,117	973	-	36,090	36,090	(5,105)	2011
DFW Cargo Center 2	1		-	27,916	200	-	28,116	28,116	(3,849)	2011
DFW Cargo Center East	3		-	19,730	333	-	20,063	20,063	(4,469)	2011
Flower Mound Distribution Center	1	(d)	5,157	20,991	2,470	5,157	23,461	28,618	(6,250)	2007
Freeport Corp Ctr	5	(d)	15,415	65,273	702	15,415	65,975	81,390	(4,424)	2012, 2014
Freeport Distribution Center	4		1,393	5,549	5,947	1,440	11,449	12,889	(6,427)	1996, 1997, 1998
Great Southwest Corp Ctr	3		4,476	19,302	210	4,476	19,512	23,988	(153)	2014
Great Southwest Distribution Center	24	(d)	38,395	160,253	25,811	38,395	186,064	224,459	(58,819)	1995, 1996, 1997, 1999, 2000, 2001, 2002, 2005, 2012, 2014
Greater Dallas Industrial Port	3		3,525	16,375	967	3,525	17,342	20,867	(2,481)	2011
Lancaster Distribution Center	5	(d)	20,635	14,362	93,709	19,969	108,737	128,706	(9,024)	2007, 2008, 2013, 2014
Lonestar Portfolio	3		4,736	13,035	2,835	4,736	15,870	20,606	(2,374)	2011
Mesquite Dist Ctr	2	(d)	8,355	35,440	104	8,355	35,544	43,899	(1,781)	2012, 2014
Mesquite Dist III	1		1,691	-	11,894	1,691	11,894	13,585	(564)	2013
Northgate Distribution Center	10	(d)	13,001	62,680	6,772	13,488	68,965	82,453	(18,380)	1999, 2005, 2008, 2012, 2014
Royal Distribution Center	1		811	4,598	2,235	811	6,833	7,644	(2,725)	2001
Stemmons Distribution Center	1		272	1,544	962	272	2,506	2,778	(1,667)	1995

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Stemmons Industrial Center	8		1,653	10,526	6,198	1,653	16,724	18,377	(11,143)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	1	(d)	735	3,774	1,020	735	4,794	5,529	(2,535)	1999
Valwood Business Center	5	(d)	4,679	19,674	1,146	4,679	20,820	25,499	(4,485)	2001, 2006, 2014
Valwood Distribution Center	5	(d)	4,742	21,498	1,289	4,742	22,787	27,529	(3,179)	1999, 2014
Valwood Industrial	2		1,802	9,658	575	1,802	10,233	12,035	(1,620)	2011

Dallas/Fort Worth, Texas	115		151,611	627,282	203,791	151,675	831,009	982,684	(175,419)

Denver, Colorado
Denver Business Center	3	(d)	3,142	13,396	775	3,142	14,171	17,313	(1,312)	2012
Havana Dist Ctr	1	(d)	1,421	5,958	70	1,421	6,028	7,449	(65)	2014
Pagosa Distribution Center	1	(d)	398	2,322	1,675	398	3,997	4,395	(2,849)	1993
Peoria Dist Ctr	2	(d)	4,129	17,465	14	4,129	17,479	21,608	(138)	2014
Stapleton Business Center	12	(d)	34,634	139,257	9,384	34,635	148,640	183,275	(47,204)	2005
Upland Distribution Center	6	(d)	4,064	19,844	5,335	4,077	25,166	29,243	(5,414)	1994, 1995, 2014
Upland Distribution Center II	2	(d)	1,396	5,603	2,136	1,409	7,726	9,135	(2,756)	1993, 2014

Denver, Colorado	27		49,184	203,845	19,389	49,211	223,207	272,418	(59,738)

El Paso, Texas
Vista Corporate Center	1		649	6,220	-	649	6,220	6,869	(48)	2014
Vista Del Sol Ind Ctr III	1		2,040	8,840	85	2,040	8,925	10,965	(739)	2012
Vista Del Sol Industrial Center II	2		366	-	7,829	796	7,399	8,195	(3,931)	1997, 1998

El Paso, Texas	4		3,055	15,060	7,914	3,485	22,544	26,029	(4,718)

Houston, Texas
Blalock Distribution Center	3	(d)	5,032	21,983	3,178	5,031	25,162	30,193	(4,540)	2002, 2012
Crosstimbers Distribution Center	1		359	2,035	1,284	359	3,319	3,678	(2,350)	1994
IAH Cargo Center 1	1		-	13,267	252	-	13,519	13,519	(904)	2012
Jersey Village Corp Ctr	4	(d)	17,971	74,804	309	17,971	75,113	93,084	(4,553)	2012, 2014
Kempwood Business Center	4		1,746	9,894	3,504	1,746	13,398	15,144	(6,763)	2001
Northpark Distribution Center	10	(d)	13,003	37,428	23,729	13,003	61,157	74,160	(5,023)	2006, 2008, 2012, 2013, 2014
Perimeter Distribution Center	2		676	4,604	1,004	676	5,608	6,284	(2,878)	1999
Pine Forest Business Center	11	(d)	6,042	28,833	8,637	6,042	37,470	43,512	(15,103)	1993, 1995, 2014
Pine North Distribution Center	2		847	4,800	1,203	847	6,003	6,850	(3,366)	1999
Pinemont Distribution Center	2		642	3,636	1,000	642	4,636	5,278	(2,601)	1999
Post Oak Business Center	11		2,334	11,655	9,663	2,334	21,318	23,652	(14,285)	1993, 1994, 1996
Post Oak Distribution Center	5		1,522	8,758	6,107	1,522	14,865	16,387	(10,719)	1993, 1994
South Loop Distribution Center	2		418	1,943	2,213	418	4,156	4,574	(2,699)	1994
Southland Distribution Center	2		2,505	12,437	2,000	2,505	14,437	16,942	(4,414)	2002, 2012
Sugarland Corp Ctr	2	(d)	3,506	14,856	-	3,506	14,856	18,362	(115)	2014
West by Northwest Industrial Center	9	(d)	11,316	47,649	3,713	11,456	51,222	62,678	(5,342)	1993, 1994, 2012, 2014
White Street Distribution Center	1		469	2,656	2,420	469	5,076	5,545	(3,308)	1995
Wingfoot Dist Ctr	2		1,976	8,606	3,436	1,976	12,042	14,018	(1,226)	2012, 2013
World Houston Dist Ctr	1		1,529	6,326	42	1,529	6,368	7,897	(486)	2012

Houston, Texas	75		71,893	316,170	73,694	72,032	389,725	461,757	(90,675)

Indianapolis, Indiana
Airport Bus Ctr	2	(d)	1,667	7,244	6	1,667	7,250	8,917	(58)	2014
Airtech Park	1	(d)	7,305	31,388	1	7,305	31,389	38,694	(250)	2014
Eastside Distribution Center	1		228	1,187	2,068	299	3,184	3,483	(1,807)	1995
North by Northeast Corporate Center	1		1,058	-	9,157	1,059	9,156	10,215	(4,848)	1995
North Plainfield Park Dist Ctr	1	(d)	8,562	36,687	-	8,562	36,687	45,249	(289)	2014
Park 100 Industrial Center	17	(d)	10,410	43,048	21,491	10,410	64,539	74,949	(21,704)	1995, 2012
Park 267	1		3,705	15,695	-	3,705	15,695	19,400	(122)	2014
Shadeland Industrial Center	3		428	2,431	3,150	429	5,580	6,009	(3,782)	1995

Indianapolis, Indiana	27		33,363	137,680	35,873	33,436	173,480	206,916	(32,860)

Jacksonville, Florida
JAX Cargo Center	1		-	2,892	176	-	3,068	3,068	(894)	2011

Jacksonville, Florida	1		-	2,892	176	-	3,068	3,068	(894)

Kansas City, Kansas
MCI Cargo Center 1	1		-	2,781	11	-	2,792	2,792	(1,297)	2011
MCI Cargo Center 2	1		-	11,630	-	-	11,630	11,630	(2,557)	2011

Kansas City, Kansas	2		-	14,411	11	-	14,422	14,422	(3,854)

Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	-	8,022	1,206	7,924	9,130	(3,972)	1997
Cameron Business Center	1		1,634	9,255	1,580	1,634	10,835	12,469	(5,332)	1999
Las Vegas Corporate Center	3	(d)	7,800	32,899	-	7,800	32,899	40,699	(251)	2014
Sunrise Ind Park	9		21,369	92,503	2,578	21,369	95,081	116,450	(5,132)	2011, 2013, 2014
West One Business Center	4		2,468	13,985	5,261	2,468	19,246	21,714	(11,475)	1996

Las Vegas, Nevada	19		34,379	148,642	17,441	34,477	165,985	200,462	(26,162)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.			Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances		Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Louisville, Kentucky
Cedar Grove Distribution Center	3			9,611	45,964	3,582	9,610	49,547	59,157	(10,348)	2005, 2008, 2012
Commerce Crossings Distribution Center	1			1,912	7,649	186	1,912	7,835	9,747	(2,454)	2005
I-65 Meyer Dist. Center	2	(d	)	7,770	15,282	24,535	8,077	39,510	47,587	(7,640)	2006, 2012
New Cut Road Dist Ctr	1			2,711	11,694	621	2,711	12,315	15,026	(1,378)	2012
Riverport Distribution Center	1			1,515	8,585	2,824	1,515	11,409	12,924	(6,894)	1999

Louisville, Kentucky	8			23,519	89,174	31,748	23,825	120,616	144,441	(28,714)

Memphis, Tennessee
Delp Distribution Center	3			1,068	10,546	583	1,068	11,129	12,197	(7,304)	1995
DeSoto Distribution Center	2	(d	)	5,769	4,359	27,079	5,769	31,438	37,207	(5,904)	2007, 2014
Memphis Distribution Center	4			9,506	42,731	1,365	9,390	44,212	53,602	(6,307)	2002, 2012
Memphis Ind Park	2			3,252	14,448	190	3,252	14,638	17,890	(1,694)	2012
Olive Branch Distribution Center	1	(d	)	6,719	31,134	328	6,719	31,462	38,181	(3,856)	2012
Stateline Park	1			3,943	17,714	19	3,943	17,733	21,676	(150)	2014
Willow Lake Distribution Center	1			613	3,474	(25)	613	3,449	4,062	(2,068)	1999

Memphis, Tennessee	14			30,870	124,406	29,539	30,754	154,061	184,815	(27,283)

Nashville, Tennessee
CentrePointe Distribution Center	2	(d	)	3,760	15,042	72	3,760	15,114	18,874	(525)	2013
Elam Farms Park	1			2,097	8,386	1,834	2,097	10,220	12,317	(585)	2013
I-40 Industrial Center	4			3,075	15,333	3,713	3,075	19,046	22,121	(7,202)	1995, 1996, 1999, 2012
Interchange City Distribution Center	11	(d	)	11,460	51,905	1,640	11,460	53,545	65,005	(2,203)	1999, 2012, 2014
Southpark Distribution Center	4	(d	)	11,834	47,336	626	11,834	47,962	59,796	(1,654)	2013

Nashville, Tennessee	22			32,226	138,002	7,885	32,226	145,887	178,113	(12,169)

New Jersey/New York
Brunswick Distribution Center	2			870	4,928	2,855	870	7,783	8,653	(5,055)	1997
CenterPoint Dist Ctr	1			2,839	12,490	1,753	2,839	14,243	17,082	(1,684)	2012
Chester Distribution Center	1			548	5,319	300	548	5,619	6,167	(4,169)	2002
Clifton Dist Ctr	1			8,064	12,096	1,322	8,064	13,418	21,482	(2,031)	2010
Cranbury Bus Park	8	(d	)	43,056	93,306	2,013	43,056	95,319	138,375	(5,391)	2012, 2014
Dellamor	7			6,710	35,478	2,029	6,710	37,507	44,217	(5,876)	2011
Docks Corner SG (Phase II)	1			16,232	19,264	5,677	16,232	24,941	41,173	(5,680)	2011
Exit 10 Distribution Center	7	(d	)	24,152	130,270	7,881	24,152	138,151	162,303	(42,058)	2005, 2010
Exit 8A Distribution Center	2	(d	)	21,164	87,001	563	21,164	87,564	108,728	(14,166)	2005, 2014
Franklin Comm Ctr	1			9,304	23,768	81	9,304	23,849	33,153	(2,641)	2011
Highway 17 55 Madis	1			2,937	13,477	1,057	2,937	14,534	17,471	(2,114)	2011
JFK Cargo Center 75_77	2			-	35,916	3,031	-	38,947	38,947	(15,166)	2011
Kilmer Distribution Center	4	(d	)	2,526	14,313	4,206	2,526	18,519	21,045	(11,514)	1996
Liberty Log Ctr	1			3,273	24,029	82	3,273	24,111	27,384	(2,429)	2011
Linden Industrial	1			1,321	7,523	517	1,321	8,040	9,361	(1,077)	2011
Mahwah Corporate Center	4			12,695	27,342	894	12,695	28,236	40,931	(3,813)	2011
Meadow Lane	1			1,036	6,388	2	1,036	6,390	7,426	(977)	2011
Meadowland Distribution Center	4	(d	)	10,271	57,480	4,923	10,271	62,403	72,674	(19,387)	2005
Meadowland Industrial Center	7	(d	)	4,190	13,469	17,338	4,190	30,807	34,997	(19,933)	1996, 1998
Meadowlands ALFII	3			3,972	18,895	3,042	3,972	21,937	25,909	(2,768)	2011
Meadowlands Park	8			6,898	41,471	1,790	6,898	43,261	50,159	(6,510)	2011
Mooncreek Distribution Center	1			3,319	13,422	15	3,319	13,437	16,756	(2,227)	2011
Murray Hill Parkway	2			2,907	12,040	225	2,907	12,265	15,172	(1,686)	2011
National Dist Ctr	2	(d	)	2,417	4,244	128	2,417	4,372	6,789	(58)	2014
Newark Airport I and II	2			2,757	8,749	368	2,757	9,117	11,874	(1,154)	2011
Orchard Hill	1			678	3,756	20	678	3,776	4,454	(616)	2011
Pennsauken Distribution Center	2			192	959	509	203	1,457	1,660	(827)	1999
Porete Avenue Warehouse	1			5,386	21,869	435	5,386	22,304	27,690	(2,645)	2011
Port Reading Business Park	2	(d	)	28,374	39,914	24,819	28,374	64,733	93,107	(8,306)	2005, 2014
Ports Jersey City Distribution Center	1			34,133	-	60,354	34,133	60,354	94,487	(663)	2014
Portview Commerce Center	3	(d	)	9,577	21,581	17,790	9,797	39,151	48,948	(3,267)	2011, 2012
Rancocas Dist Ctr	1			4,103	17,291	235	4,103	17,526	21,629	(1,832)	2012
Secaucus Dist Ctr	2	(d	)	9,603	-	26,882	9,603	26,882	36,485	(1,384)	2012
Skyland Crossdock	1			-	9,831	1,293	-	11,124	11,124	(1,825)	2011
South Jersey Distribution Center	1			6,912	17,437	181	6,912	17,618	24,530	(922)	2013
Teterboro Meadowlands 15	1			5,837	23,214	-	5,837	23,214	29,051	(3,067)	2011
Two South Middlesex	1			4,389	8,410	441	4,389	8,851	13,240	(1,494)	2011

New Jersey/New York	91			302,642	886,940	195,051	302,873	1,081,760	1,384,633	(206,412)

Norfolk, Virginia
Chesapeake Dist Ctr	1			2,335	9,665	-	2,335	9,665	12,000	(72)	2014

Norfolk, Virginia	1			2,335	9,665	-	2,335	9,665	12,000	(72)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.			Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances		Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Orlando, Florida
Beltway Commerce Center	3			17,082	25,526	8,595	17,082	34,121	51,203	(4,497)	2008
Chancellor Distribution Center	1			380	2,157	2,566	380	4,723	5,103	(2,933)	1994
Chancellor Square	3			2,087	9,708	2,150	2,087	11,858	13,945	(1,615)	2011
Consulate Distribution Center	5	(d	)	6,105	31,961	2,111	6,105	34,072	40,177	(13,678)	1999, 2014
Davenport Dist Ctr	1			934	3,991	96	934	4,087	5,021	(439)	2012
Orlando Central Park	1			1,398	5,977	400	1,398	6,377	7,775	(765)	2012
Orlando Corp Ctr	6	(d	)	8,061	34,860	251	8,061	35,111	43,172	(279)	2014
Presidents Drive	6			6,845	31,180	3,937	6,845	35,117	41,962	(5,198)	2011
Sand Lake Service Center	6			3,704	19,546	3,169	3,704	22,715	26,419	(3,410)	2011

Orlando, Florida	32			46,596	164,906	23,275	46,596	188,181	234,777	(32,814)

Phoenix, Arizona
24th Street Industrial Center	2			503	2,852	1,909	561	4,703	5,264	(3,458)	1994
Alameda Distribution Center	2			3,872	14,358	2,474	3,872	16,832	20,704	(5,566)	2005
Brookridge Dist Ctr	1	(d	)	3,897	16,852	7	3,897	16,859	20,756	(135)	2014
Hohokam 10 Business Center	1			1,317	7,468	1,306	1,318	8,773	10,091	(4,587)	1999
Kyrene Commons Distribution Center	3			1,093	5,475	2,500	1,093	7,975	9,068	(4,895)	1992, 1998, 1999
Papago Distribution Center	3			4,828	20,017	4,919	4,829	24,935	29,764	(9,573)	1994, 2005
Phoenix Distribution Center	1			1,441	5,578	216	1,441	5,794	7,235	(501)	2012
University Dr Distribution Center	1			683	2,735	454	683	3,189	3,872	(1,009)	2005
Watkins Street Distribution Center	1			242	1,375	596	243	1,970	2,213	(1,340)	1995
Wilson Drive Distribution Center	1			1,273	5,093	926	1,273	6,019	7,292	(1,951)	2005

Phoenix, Arizona	16			19,149	81,803	15,307	19,210	97,049	116,259	(33,015)

Portland, Oregon
Clackamas Dist Ctr	5	(d	)	8,828	29,081	80	8,828	29,161	37,989	(841)	2012, 2014
PDX Cargo Center Airtrans	2			-	13,697	211	-	13,908	13,908	(2,725)	2011
PDX Corporate Center East	4	(d	)	7,126	22,413	47	7,126	22,460	29,586	(171)	2014
PDX Corporate Center North Phase II	4	(d	)(e)	10,293	26,183	1,835	10,293	28,018	38,311	(2,290)	2008, 2014
Southshore Corporate Center	2	(d	)(e)	7,059	24,799	(251)	7,117	24,490	31,607	(3,934)	2006, 2014

Portland, Oregon	17			33,306	116,173	1,922	33,364	118,037	151,401	(9,961)

Reno, Nevada
Damonte Ranch Dist Ctr	3	(d	)	8,764	37,135	877	8,764	38,012	46,776	(3,290)	2012, 2014
Golden Valley Distribution Center	1			940	13,686	2,223	2,415	14,434	16,849	(4,570)	2005
Meredith Kleppe Business Center	5	(d	)	2,988	11,271	3,674	2,988	14,945	17,933	(3,274)	1993, 2014
Packer Way Distribution Center	2			506	2,879	1,921	506	4,800	5,306	(3,480)	1993
RNO Cargo Center 10_11	2			-	4,265	306	-	4,571	4,571	(1,103)	2011
Tahoe-Reno Industrial Center	1			3,281	-	23,844	3,281	23,844	27,125	(4,971)	2007
Vista Industrial Park	6	(d	)	5,923	26,807	10,192	5,923	36,999	42,922	(17,670)	1994, 2001

Reno, Nevada	20			22,402	96,043	43,037	23,877	137,605	161,482	(38,358)

Salt Lake City, Utah
Clearfield Ind Ctr	1			3,485	15,581	-	3,485	15,581	19,066	(184)	2014
Crossroads Corp Ctr	2	(d	)	4,007	16,855	106	4,005	16,963	20,968	(794)	2012, 2014

Salt Lake City, Utah	3			7,492	32,436	106	7,490	32,544	40,034	(978)

San Antonio, Texas
Coliseum Distribution Center	2	(d	)	1,607	6,968	-	1,607	6,968	8,575	(56)	2014
Director Drive Dist Ctr	2			1,271	5,455	220	1,271	5,675	6,946	(729)	2012
Downtown Dist Ctr	1			579	2,539	-	579	2,539	3,118	(21)	2014
Eisenhauer Distribution Center	5	(d	)	5,042	21,684	388	5,042	22,072	27,114	(1,840)	2012, 2014
Interchange East Dist Ctr	1			1,496	6,535	234	1,496	6,769	8,265	(1,098)	2012
Landmark One Dist Ctr	1	(d	)	857	3,699	-	857	3,699	4,556	(29)	2014
Macro Distribution Center	4	(d	)	2,535	12,647	3,900	2,535	16,547	19,082	(4,757)	2002, 2014
Perrin Creek Corporate Center	10	(d	)	9,770	41,337	177	9,770	41,514	51,284	(2,503)	2012, 2014
Rittiman East Industrial Park	2			4,848	19,223	2,804	4,848	22,027	26,875	(6,192)	2006
Rittiman West Industrial Park	2			1,230	4,950	1,159	1,230	6,109	7,339	(1,949)	2006
San Antonio Distribution Center I	6			1,203	4,648	7,363	1,203	12,011	13,214	(8,928)	1993
San Antonio Distribution Center II	3			885	-	7,588	885	7,588	8,473	(4,297)	1994
San Antonio Distribution Center III	6	(d	)	5,079	23,372	956	5,083	24,324	29,407	(2,976)	1996, 2012, 2014
Tri-County Distribution Center	4	(d	)	6,888	28,693	651	6,889	29,343	36,232	(3,467)	2007, 2014
Valley Industrial Center	1			363	-	4,872	363	4,872	5,235	(2,504)	1997

San Antonio, Texas	50			43,653	181,750	30,312	43,658	212,057	255,715	(41,346)

San Francisco Bay Area, California
Acer Distribution Center	1	(d	)	3,368	15,139	209	3,368	15,348	18,716	(2,423)	2011
Alvarado Business Center	10	(d	)	20,739	62,595	6,332	20,739	68,927	89,666	(22,002)	2005
Bayshore Distribution Center	1			6,450	15,049	2,696	6,450	17,745	24,195	(2,595)	2011
Bayside Corporate Center	7			4,365	-	20,611	4,365	20,611	24,976	(13,119)	1995, 1996

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.			Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances		Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Bayside Plaza I	12			5,212	18,008	8,311	5,216	26,315	31,531	(17,701)	1993
Bayside Plaza II	2			634	-	3,576	634	3,576	4,210	(2,427)	1994
Brennan Distribution	1			1,912	7,553	63	1,912	7,616	9,528	(1,181)	2011
Component Drive Ind Port	3			2,829	13,532	677	2,829	14,209	17,038	(2,183)	2011
Cypress	1			1,065	5,103	246	1,065	5,349	6,414	(794)	2011
Dado Distribution	1			2,194	11,079	267	2,194	11,346	13,540	(1,863)	2011
Doolittle Distribution Center	1			2,843	18,849	848	2,843	19,697	22,540	(2,640)	2011
Dowe Industrial Center	2	(d	)	5,884	20,400	809	5,884	21,209	27,093	(3,357)	2011
Dublin Ind Portfolio	1			3,241	15,951	993	3,241	16,944	20,185	(2,179)	2011
East Bay Doolittle	1			4,015	15,988	1,296	4,015	17,284	21,299	(2,866)	2011
East Grand Airfreight	2			3,977	11,730	464	3,977	12,194	16,171	(1,523)	2011
Edgewater Industrial Center	1			6,630	31,153	1,968	6,630	33,121	39,751	(5,206)	2011
Eigenbrodt Way Distribution Center	1			393	2,228	694	393	2,922	3,315	(2,038)	1993
Gateway Corporate Center	10			6,736	24,747	10,340	6,744	35,079	41,823	(23,670)	1993
Hayward Commerce Center	4			1,933	10,955	3,550	1,933	14,505	16,438	(10,191)	1993
Hayward Commerce Park	2	(d	)	7,131	11,144	325	7,131	11,469	18,600	(121)	2014
Hayward Distribution Center	2			831	5,510	3,213	1,038	8,516	9,554	(6,423)	1993
Hayward Ind - Hathaway	2			6,177	8,271	25	6,177	8,296	14,473	(3,244)	2011
Hayward Industrial Center	13			4,481	25,393	9,298	4,481	34,691	39,172	(24,063)	1993
Junction Industrial Park	4			7,658	39,106	1,369	7,658	40,475	48,133	(5,202)	2011
Lakeside BC	1			3,969	11,181	871	3,969	12,052	16,021	(1,281)	2011
Laurelwood Drive	2			3,941	13,161	318	3,941	13,479	17,420	(1,708)	2011
Lawrence SSF	1			2,189	7,498	149	2,189	7,647	9,836	(1,128)	2011
Livermore Distribution Center	4			8,992	26,976	2,377	8,992	29,353	38,345	(9,724)	2005
Martin-Scott Ind Port	2			3,546	9,717	328	3,546	10,045	13,591	(1,554)	2011
Oakland Industrial Center	3	(d	)	8,234	24,704	2,487	8,235	27,190	35,425	(8,482)	2005
Overlook Distribution Center	1			1,573	8,915	2,585	1,573	11,500	13,073	(4,897)	1999
Pacific Business Center	2			6,075	26,260	3,909	6,075	30,169	36,244	(4,122)	2011
Pacific Commons Industrial Center	5	(d	)(e)	25,784	77,594	2,190	25,805	79,763	105,568	(25,247)	2005
Pacific Industrial Center	6	(d	)	21,675	65,083	4,067	21,675	69,150	90,825	(21,895)	2005
San Leandro Distribution Center	3			1,387	7,862	2,860	1,387	10,722	12,109	(7,618)	1993
Shoreline Business Center	8			4,328	16,101	6,520	4,328	22,621	26,949	(14,204)	1993
Silicon Valley R and D	2			2,567	10,313	340	2,567	10,653	13,220	(1,415)	2011
South Bay Brokaw	3			4,014	23,296	822	4,014	24,118	28,132	(3,174)	2011
South Bay Junction	2			3,662	21,120	1,402	3,662	22,522	26,184	(2,859)	2011
South Bay Lundy	2			6,500	33,642	2,496	6,500	36,138	42,638	(4,802)	2011
Spinnaker Business Center	12			7,043	25,220	11,321	7,043	36,541	43,584	(23,885)	1993
Thornton Business Center	4			2,047	11,706	4,285	2,066	15,972	18,038	(10,372)	1993
TriPoint Bus Park	4			9,057	23,727	4,071	9,057	27,798	36,855	(3,275)	2011
Utah Airfreight	1			10,657	42,842	932	10,657	43,774	54,431	(5,746)	2011
Wiegman Road	1			2,285	12,531	401	2,285	12,932	15,217	(1,439)	2011
Willow Park Ind - Ph 1	7			6,628	18,118	553	6,628	18,671	25,299	(3,249)	2011
Willow Park Ind - Ph 2 and 3	4			15,086	27,044	1,616	15,086	28,660	43,746	(4,559)	2011
Willow Park Ind - Ph 4 5 7 8	8			12,131	65,486	2,694	12,131	68,180	80,311	(9,436)	2011
Willow Park Ind - Ph 6	2			3,696	20,929	2,196	3,696	23,125	26,821	(3,626)	2011
Yosemite Drive	1			2,439	12,068	288	2,439	12,356	14,795	(1,567)	2011
Zanker-Charcot Industrial	5			4,867	28,750	1,362	4,867	30,112	34,979	(3,832)	2011

San Francisco Bay Area, California	181			295,070	1,061,327	141,620	295,330	1,202,687	1,498,017	(344,107)

Savannah, Georgia
Morgan Bus Ctr	1			2,161	14,680	1,234	2,161	15,914	18,075	(1,675)	2011

Savannah, Georgia	1			2,161	14,680	1,234	2,161	15,914	18,075	(1,675)

Seattle, Washington
East Valley Warehouse	1	(d	)(e)	10,472	57,825	793	10,472	58,618	69,090	(6,704)	2011
Fife Distribution Center	1			3,245	-	13,366	3,245	13,366	16,611	(401)	2013
Harvest Business Park	3			3,541	18,827	747	3,541	19,574	23,115	(2,488)	2011
Kent Centre Corporate Park	4			5,397	21,599	656	5,397	22,255	27,652	(2,856)	2011
Kingsport Industrial Park	7			16,605	48,942	2,233	16,800	50,980	67,780	(8,620)	2011
Northwest Distribution Center	3			5,114	24,090	1,747	5,114	25,837	30,951	(3,273)	2011
ProLogis Park SeaTac	2	(d	)	12,230	14,170	3,453	12,457	17,396	29,853	(3,124)	2008
Puget Sound Airfreight	1			1,408	4,201	210	1,408	4,411	5,819	(572)	2011
Renton Northwest Corp. Park	4			5,102	17,946	478	5,102	18,424	23,526	(2,800)	2011
SEA Cargo Center North	1			-	10,279	40	-	10,319	10,319	(5,674)	2011
SEA Cargo Center South	1			-	2,745	11	-	2,756	2,756	(2,722)	2011
Sumner Landing	1	(e	)	10,332	32,545	767	10,332	33,312	43,644	(3,391)	2011
Van Doren’s Distribution Center	1	(d	)	3,166	7,716	7	3,166	7,723	10,889	(58)	2014

Seattle, Washington	30			76,612	260,885	24,508	77,034	284,971	362,005	(42,683)

South Florida
Airport West Distribution Center	2	(d	)	1,253	3,825	4,109	1,974	7,213	9,187	(3,697)	1995, 1998
Beacon Centre	18			37,998	196,004	8,256	37,998	204,260	242,258	(24,652)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.			Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances		Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Beacon Industrial Park	8	(d	)	20,139	68,093	3,405	20,139	71,498	91,637	(8,627)	2011
Beacon Lakes	2			6,504	-	18,865	6,504	18,865	25,369	(308)	2012, 2014
Blue Lagoon Business Park	2	(d	)	9,189	29,451	1,336	9,189	30,787	39,976	(4,025)	2011
CenterPort Distribution Center	5	(d	)	8,802	22,504	3,121	8,922	25,505	34,427	(8,511)	1999, 2012
Copans Distribution Center	2			504	2,857	1,486	504	4,343	4,847	(2,151)	1997, 1998
Dolphin Distribution Center	1			2,716	7,364	866	2,716	8,230	10,946	(1,397)	2011
International Corp Park	2			10,596	15,898	2,211	10,596	18,109	28,705	(2,643)	2010
Marlin Distribution Center	1			1,844	6,603	361	1,844	6,964	8,808	(1,041)	2011
Miami Airport Business Center	6			11,173	45,921	2,115	11,173	48,036	59,209	(6,548)	2011
North Andrews Distribution Center	1			698	3,956	391	698	4,347	5,045	(2,804)	1994
Pompano Beach Distribution Center	3			11,035	15,136	3,692	11,035	18,828	29,863	(2,772)	2008
Pompano Center of Commer	5			5,171	13,930	391	5,171	14,321	19,492	(1,689)	2011
Port Lauderdale Distribution Center	7	(d	)	37,472	69,457	9,239	38,781	77,387	116,168	(5,328)	1997, 2012, 2014
ProLogis Park I-595	2	(d	)	1,998	11,326	959	1,999	12,284	14,283	(4,932)	2003
Sawgrass Distribution Center	2			10,016	-	15,142	10,016	15,142	25,158	(1,876)	2009
Tarpon Distribution Center	1			1,847	6,451	179	1,847	6,630	8,477	(1,153)	2011

South Florida	70			178,955	518,776	76,124	181,106	592,749	773,855	(84,154)

Southern California
Anaheim Industrial Center	12			31,086	57,836	2,815	31,086	60,651	91,737	(19,039)	2005
Anaheim Industrial Property	1			5,096	10,816	71	5,096	10,887	15,983	(1,375)	2011
Arrow Ind. Park	2			4,840	8,120	866	4,840	8,986	13,826	(1,125)	2012
Artesia Industrial	19			68,691	145,492	5,223	68,691	150,715	219,406	(21,283)	2011
Bell Ranch Distribution	4			5,539	23,092	1,657	5,539	24,749	30,288	(3,491)	2011
Brea Ind Ctr	1			2,488	4,062	287	2,488	4,349	6,837	(471)	2012
California Commerce Center	5			18,708	35,633	2,465	18,708	38,098	56,806	(3,457)	2012, 2014
Carson Dist Ctr	1			15,491	-	17,000	15,491	17,000	32,491	(1,330)	2011
Carson Industrial	12			13,608	32,802	3,166	13,608	35,968	49,576	(5,068)	2011
Carson Town Center	2			11,781	31,572	698	11,781	32,270	44,051	(3,711)	2011
Cedarpointe Ind Park	5			7,824	12,476	664	7,824	13,140	20,964	(1,488)	2012
Chartwell Distribution Center	1			6,417	16,964	801	6,417	17,765	24,182	(2,347)	2011
Chino Ind Ctr	4			850	1,274	10	850	1,284	2,134	(649)	2012
Commerce Ind Ctr	1			11,345	17,653	88	11,345	17,741	29,086	(1,833)	2012
Crossroads Business Park	9	(d	)	36,131	98,797	126,748	89,658	172,018	261,676	(35,650)	2005, 2010, 2014
Del Amo Industrial Center	1			7,471	17,889	386	7,471	18,275	25,746	(2,734)	2011
Dominguez North Industrial Center	6	(d	)	20,662	34,382	2,883	20,688	37,239	57,927	(6,222)	2007, 2012
Eaves Distribution Center	3			13,914	31,041	1,953	13,914	32,994	46,908	(5,156)	2011
Foothill Bus Ctr	3			5,254	8,096	117	5,254	8,213	13,467	(836)	2012
Ford Distribution Cntr	7			29,895	81,433	2,875	29,895	84,308	114,203	(13,365)	2011
Fordyce Distribution Center	1			6,110	19,485	765	6,110	20,250	26,360	(3,379)	2011
Harris Bus Ctr Alliance II	9			13,134	66,195	1,967	13,134	68,162	81,296	(8,942)	2011
Haven Distribution Center	4	(d	)	96,975	73,903	7,620	96,975	81,523	178,498	(13,312)	2008
Industry Distribution Center	8	(d	)(e)	54,170	99,434	4,891	54,170	104,325	158,495	(31,872)	2005, 2012
Inland Empire Distribution Center	6	(d	)	37,805	66,530	8,469	38,585	74,219	112,804	(21,549)	2005, 2012
Kaiser Distribution Center	8	(d	)(e)	131,819	242,618	20,367	136,030	258,774	394,804	(80,093)	2005, 2008
LAX Cargo Center	3			-	19,217	193	-	19,410	19,410	(4,789)	2011
Los Angeles Industrial Center	2			3,777	7,015	353	3,777	7,368	11,145	(2,425)	2005
Meridian Park	1			12,931	24,268	142	12,931	24,410	37,341	(5,629)	2008
Mid Counties Industrial Center	18	(d	)	55,436	96,453	15,386	55,437	111,838	167,275	(35,190)	2005, 2006, 2010, 2012
Mill Street Dist Ctr	1			1,825	4,572	-	1,825	4,572	6,397	(36)	2014
Mill Street Spec Dist Ctr	1	(d	)	15,691	38,520	1	15,691	38,521	54,212	(294)	2014
Milliken Dist Ctr	1			18,831	30,811	219	18,831	31,030	49,861	(3,458)	2012
NDP—Los Angeles	5			14,855	41,115	2,020	14,855	43,135	57,990	(6,677)	2011
Normandie Industrial	1			12,297	14,957	726	12,297	15,683	27,980	(2,717)	2011
North County Dist Ctr	3			49,949	76,943	4,061	49,949	81,004	130,953	(8,910)	2011, 2012
Ontario Dist Ctr	1			18,823	29,524	482	18,823	30,006	48,829	(3,099)	2012
Orange Industrial Center	1			4,156	7,836	349	4,157	8,184	12,341	(2,561)	2005
Pacific Bus Ctr	5			20,810	32,169	1,675	20,810	33,844	54,654	(3,467)	2012
ProLogis Park Ontario	2	(d	)	25,499	47,366	813	25,499	48,179	73,678	(12,505)	2007
Rancho Cucamonga Distribution Center	4	(d	)(e)	46,471	86,305	2,091	46,472	88,395	134,867	(27,341)	2005
Redlands Comm Ctr	1			20,583	32,750	-	20,583	32,750	53,333	(254)	2014
Redlands Distribution Center	7	(d	)	69,051	99,842	74,367	72,589	170,671	243,260	(18,529)	2006, 2007, 2012, 2013, 2014
Rialto Dist Ctr	4	(d	)	73,396	204,161	442	73,396	204,603	277,999	(15,058)	2012, 2014
Riverbluff Distribution Center	1	(d	)	42,964	-	32,928	42,964	32,928	75,892	(6,090)	2009
Riverside Dist Ctr (LAX)	2			2,178	3,440	150	2,178	3,590	5,768	(375)	2012
Santa Ana Distribution Center	2			4,318	8,019	759	4,318	8,778	13,096	(2,786)	2005
South Bay Distribution Center	4	(d	)	14,478	27,511	3,489	15,280	30,198	45,478	(10,026)	2005, 2007
Starboard Distribution Ctr	1			18,763	53,824	119	18,763	53,943	72,706	(6,883)	2011
Terra Francesco	1			11,196	-	15,591	11,196	15,591	26,787	(117)	2012
Torrance Dist Ctr	1			25,730	40,414	287	25,730	40,701	66,431	(4,234)	2012
Transpark Inland Empire Dist Ctr	1	(d	)	28,936	44,721	-	28,936	44,721	73,657	(329)	2014
Van Nuys Airport Industrial	4			23,455	39,916	2,588	23,455	42,504	65,959	(5,018)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Vernon Distribution Center	15		25,439	47,250	3,912	25,441	51,160	76,601	(16,728)	2005
Vernon Industrial	2		3,626	3,319	197	3,626	3,516	7,142	(2,084)	2011
Vista Distribution Center	1		4,150	6,225	3,415	4,150	9,640	13,790	(1,569)	2012
Vista Rialto Distrib Ctr	1		5,885	25,991	242	5,885	26,233	32,118	(3,188)	2011
Walnut Drive	1		2,665	7,397	218	2,665	7,615	10,280	(960)	2011
Watson Industrial Center AFdII	1		6,944	11,193	65	6,944	11,258	18,202	(1,478)	2011
Wilmington Avenue Warehouse	2		11,172	34,723	2,389	11,172	37,112	48,284	(4,629)	2011

Southern California	236		1,353,384	2,485,362	384,521	1,416,273	2,806,994	4,223,267	(509,210)

St. Louis, Missouri
Earth City Industrial Center	3		807	4,992	2,057	807	7,049	7,856	(3,800)	1998, 2014
Hazelwood Dist Ctr	2		833	4,721	24	833	4,745	5,578	(49)	2014
Westport Distribution Center	3		824	3,849	2,403	824	6,252	7,076	(2,316)	1997, 2014

St. Louis, Missouri	8		2,464	13,562	4,484	2,464	18,046	20,510	(6,165)

Guadalajara
Parque Opcion	1		730	2,287	1,362	730	3,649	4,379	(504)	2011

Guadalajara	1		730	2,287	1,362	730	3,649	4,379	(504)

Mexico City
Puente Grande Distribution Center	1		9,106	-	15,795	9,106	15,795	24,901	(137)	2014

Mexico City	1		9,106	-	15,795	9,106	15,795	24,901	(137)

Canada - Toronto
Airport Rd. Dist Ctr	1		26,084	73,382	2,343	27,262	74,547	101,809	(7,860)	2011
Annagem Dist. Center	1		3,518	12,035	850	3,677	12,726	16,403	(1,394)	2011
Annagem Distrib Centre II	1		1,981	5,076	873	2,070	5,860	7,930	(708)	2011
Bolton Distribution Center	1		7,973	-	24,803	8,333	24,443	32,776	(2,890)	2009
Keele Distribution Center	1		1,239	4,972	529	1,295	5,445	6,740	(823)	2011
Meadowvale Dist Ctr	1		14,647	-	21,297	15,027	20,917	35,944	(135)	2014
Millcreek Distribution Ctr	2		8,630	32,829	688	9,020	33,127	42,147	(3,612)	2011
Milton 401 Bus. Park	1		6,733	22,057	3,087	7,036	24,841	31,877	(2,985)	2011
Milton 402 Bus Park	2		11,044	37,861	868	11,416	38,357	49,773	(2,412)	2011, 2014
Milton Crossings Bus Pk	2		19,664	47,864	3,555	20,551	50,532	71,083	(5,415)	2011
Mississauga Gateway Center	6		54,233	132,288	830	54,509	132,842	187,351	(2,398)	2008, 2014
Pearson Logist. Ctr	2		12,545	44,969	1,381	13,111	45,784	58,895	(4,815)	2011

Canada	21		168,291	413,333	61,104	173,307	469,421	642,728	(35,447)

Subtotal North American Markets:	1,542		3,903,706	11,363,912	2,316,367	4,004,395	13,579,590	17,583,985	(2,631,273)

European Markets
Austria
Himberg DC	1		3,714	-	5,872	3,724	5,862	9,586	(571)	2011

Austria	1		3,714	-	5,872	3,724	5,862	9,586	(571)

Belgium
Boom Distribution Ct	1		13,672	18,478	81	13,672	18,559	32,231	(2,090)	2011

Belgium	1		13,672	18,478	81	13,672	18,559	32,231	(2,090)

Czech Republic
Uzice Distribution Center	1		2,701	-	17,441	2,701	17,441	20,142	(3,517)	2007

Czech Republic	1		2,701	-	17,441	2,701	17,441	20,142	(3,517)

France
Bonneuil Distribution Center	1		-	-	16,587	-	16,587	16,587	(3,852)	2012
Isle d’Abeau Distribution Center	1		3,175	14,247	3,428	4,332	16,518	20,850	(2,493)	2011
LGR Genevill. 1 SAS	1		2,237	2,427	817	2,237	3,244	5,481	(326)	2011
LGR Genevill. 2 SAS	1		1,720	3,564	41	1,720	3,605	5,325	(349)	2011
Moissy II Distribution Center	1		5,551	-	7,454	5,501	7,504	13,005	(93)	2014
Port of Rouen	1		-	15,480	88	-	15,568	15,568	(2,054)	2011
Vemars Distribution Center	1		8,300	-	12,679	8,300	12,679	20,979	(210)	2014

France	7		20,983	35,718	41,094	22,090	75,705	97,795	(9,377)

Germany
Hausbruch Ind Ctr 4-B	1		8,294	5,395	130	8,294	5,525	13,819	(1,571)	2011
Hausbruch Ind Ctr 5-650	1		2,986	460	244	2,986	704	3,690	(120)	2011
Huenxe Dist Ctr	1		2,062	-	9,220	1,587	9,695	11,282	(572)	2012
Kolleda Distribution Center	1		257	3,974	(318)	257	3,656	3,913	(514)	2008
Lauenau Dist Ctr	1		2,784	6,197	296	2,784	6,493	9,277	(819)	2011
Meerane Distribution Center	1		686	5,274	(242)	686	5,032	5,718	(670)	2008
Muggensturm	2		3,533	14,328	128	3,533	14,456	17,989	(1,876)	2011

Germany	8		20,602	35,628	9,458	20,127	45,561	65,688	(6,142)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Hungary
Budapest-Sziget Dist. Center	2		3,361	8,768	5,588	3,399	14,318	17,717	(1,125)	2008, 2014

Hungary	2		3,361	8,768	5,588	3,399	14,318	17,717	(1,125)

Italy
Arena Po Dist Ctr	2		8,275	22,399	103	8,275	22,502	30,777	(3,939)	2011
Castel San Giovanni Dist Ctr	1		3,439	10,501	146	3,439	10,647	14,086	(1,460)	2011
Siziano Logis Park	1		10,985	19,914	838	10,985	20,752	31,737	(2,412)	2011

Italy	4		22,699	52,814	1,087	22,699	53,901	76,600	(7,811)

Poland
Nadarzyn Distribution Center	1		2,511	-	7,733	2,508	7,736	10,244	(1,138)	2009
Piotrkow II Distribution Center	1		1,633	-	5,564	1,590	5,607	7,197	(947)	2009
Sochaczew Distribution Center.	2		133	11,797	1,997	773	13,154	13,927	(2,430)	2008
Szczecin Distribution Center	1		310	-	4,419	310	4,419	4,729	(32)	2014
Teresin Dist Ctr	2		3,395	17,739	951	4,024	18,061	22,085	(2,486)	2011
Wroclaw V DC	3		8,687	-	32,462	8,687	32,462	41,149	(944)	2013, 2014

Poland	10		16,669	29,536	53,126	17,892	81,439	99,331	(7,977)

Romania
Bucharest Distribution Center	4		7,007	30,630	11,642	8,758	40,521	49,279	(7,729)	2007, 2008

Romania	4		7,007	30,630	11,642	8,758	40,521	49,279	(7,729)

Slovakia
Bratislava Distribution Center	1		2,393	-	10,840	2,393	10,840	13,233	(346)	2012
Sered Distribution Center	1		2,424	-	13,139	2,424	13,139	15,563	(1,791)	2009

Slovakia	2		4,817	-	23,979	4,817	23,979	28,796	(2,137)

Spain
Barajas MAD Logistics	4		-	39,276	937	-	40,213	40,213	(5,759)	2011

Spain	4		-	39,276	937	-	40,213	40,213	(5,759)

Sweden
Orebro Dist Ctr	1		10,064	22,004	2,196	10,064	24,200	34,264	(4,551)	2011

Sweden	1		10,064	22,004	2,196	10,064	24,200	34,264	(4,551)

United Kingdom
Midpoint Park	2		31,375	12,061	19,207	31,407	31,236	62,643	(1,972)	2008, 2013
North Kettering Bus Pk	1		2,518	7,477	7,187	3,759	13,423	17,182	(3,634)	2007

United Kingdom	3		33,893	19,538	26,394	35,166	44,659	79,825	(5,606)

Subtotal European Markets:	48		160,182	292,390	198,895	165,109	486,358	651,467	(64,392)

Asia Markets
China
Dalian Ind. Park DC	1		2,538	14,543	108	2,443	14,746	17,189	(1,468)	2011
Fengxian Logistics C	3		-	13,773	624	-	14,397	14,397	(3,566)	2011
Jiaxing Distri Ctr	4		11,454	11,104	14,288	11,103	25,743	36,846	(1,625)	2011, 2013
Tianjin Bonded LP	2		1,565	9,485	58	1,502	9,606	11,108	(1,090)	2011

China	10		15,557	48,905	15,078	15,048	64,492	79,540	(7,749)

Japan
ProLogis Park Aichi Distribution Center	1		18,428	-	74,195	24,691	67,932	92,623	(12,927)	2007
ProLogis Park Narita III	1		17,145	60,785	9,604	18,394	69,140	87,534	(9,674)	2008

Japan	2		35,573	60,785	83,799	43,085	137,072	180,157	(22,601)

Singapore
Airport Logistics Center 3	1		-	25,736	121	-	25,857	25,857	(4,124)	2011
Changi South Distr Ctr 1	1		-	41,942	113	-	42,055	42,055	(6,144)	2011
Changi-North DC1	1		-	13,877	1,844	-	15,721	15,721	(2,108)	2011
Singapore Airport Logist Ctr 2	1		-	37,267	201	-	37,468	37,468	(5,983)	2011
Tuas Distribution Center	1		-	18,929	273	-	19,202	19,202	(4,461)	2011

Singapore	5		-	137,751	2,552	-	140,303	140,303	(22,820)

Subtotal Asian Markets:	17		51,130	247,441	101,429	58,133	341,867	400,000	(53,170)

Total Industrial Operating Properties:	1,607		4,115,018	11,903,743	2,616,691	4,227,637	14,407,815	18,635,452	(2,748,835)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Development Portfolio
North American Markets:
United States:
Atlanta, Georgia
Park I-85	1		3,493	-	1,643	3,493	1,643	5,136

Atlanta, Georgia	1		3,493	-	1,643	3,493	1,643	5,136

Boston, Massachusetts
Londonderry	1		10,808	-	22,717	10,808	22,717	33,525

Boston, Massachusetts	1		10,808	-	22,717	10,808	22,717	33,525

Central & Eastern, Pennsylvania
Carlisle Dist Ctr	1		13,931	-	5,963	13,931	5,963	19,894
I-81 Dist Ctr	1		6,416	-	11,128	6,416	11,128	17,544
Lehigh Valley Distribution Center	1		2,897	-	1,213	2,897	1,213	4,110
Central & Eastern, Pennsylvania	3		23,244	-	18,304	23,244	18,304	41,548

Central Valley, CA
Patterson Pass Business Center	1		-	-	12,234	-	12,234	12,234

Central Valley, CA	1		-	-	12,234	-	12,234	12,234

Charlotte, North Carolina
West Pointe Business Center	1		790	-	1,819	790	1,819	2,609

Charlotte, North Carolina	1		790	-	1,819	790	1,819	2,609

Chicago, Illinois
Bolingbrook Distribution Center	1		3,926	-	9,937	3,926	9,937	13,863

Chicago, Illinois	1		3,926	-	9,937	3,926	9,937	13,863

Columbus, Ohio
Etna Distribution Center	1		1,167	-	12,811	1,167	12,811	13,978		2014

Columbus, Ohio	1		1,167	-	12,811	1,167	12,811	13,978

Dallas/Fort Worth, Texas
Dallas Corporate Center North Distribution Center	2		4,430	-	993	4,430	993	5,423
Freeport Corp Ctr	1		458	-	6,628	458	6,628	7,086		2014
Mountain Creek	1		-	-	4,012	-	4,012	4,012

Dallas/Fort Worth, Texas	4		4,888	-	11,633	4,888	11,633	16,521

Denver, Colorado
Stapleton Bus Ctr North	2		7,149	-	30,482	7,149	30,482	37,631		2014

Denver, Colorado	2		7,149	-	30,482	7,149	30,482	37,631

El Paso, Texas
Northwestern Corporate Center	1		768	-	2,203	768	2,203	2,971

El Paso, Texas	1		768	-	2,203	768	2,203	2,971

Houston, Texas
Northpark Distribution Center	2		2,012	-	10,411	2,012	10,411	12,423		2014

Houston, Texas	2		2,012	-	10,411	2,012	10,411	12,423

Las Vegas, Nevada
Las Vegas Corporate Center	1		2,881	-	7,655	2,881	7,655	10,536

Las Vegas, Nevada	1		2,881	-	7,655	2,881	7,655	10,536

Memphis, Tennessee
DeSoto Distribution Center	1		938	-	8,168	938	8,168	9,106		2014

Memphis, Tennessee	1		938	-	8,168	938	8,168	9,106

New Jersey
Port Reading Business Park	4		56,803	-	92,208	56,803	92,208	149,011		2014

New Jersey	4		56,803	-	92,208	56,803	92,208	149,011

Orlando, Florida
Beltway Commerce Center	1		1,485	-	4,814	1,485	4,814	6,299

Orlando, Florida	1		1,485	-	4,814	1,485	4,814	6,299

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Portland, Oregon
Southshore Corporate Center	1		1,003	-	9,986	1,003	9,986	10,989

Portland, Oregon	1		1,003	-	9,986	1,003	9,986	10,989

South Florida
Beacon Lakes	2		7,369	-	17,464	7,369	17,464	24,833		2014

South Florida	2		7,369	-	17,464	7,369	17,464	24,833

Southern California
CAT - Kaiser Comm Ctr	1		4,851	-	2,648	4,851	2,648	7,499
International Multifoods	1		4,700	-	9,135	4,700	9,135	13,835
Redlands Distribution Center	1		16,628	-	24,565	16,628	24,565	41,193		2014
Rialto Dist Ctr	1		13,026	-	8,502	13,026	8,502	21,528

Southern California	4		39,205	-	44,850	39,205	44,850	84,055

Mexico
Centro Industrial Center	1		1,252	-	270	1,252	270	1,522
El Puente Industrial Center	1		1,767	-	4,944	1,767	4,944	6,711
Los Altos Ind Park	1		2,586	-	8,421	2,586	8,421	11,007		2014
Monterrey Airport	1		11,917	-	12,850	11,917	12,850	24,767
PDX Corporate Center North/South	1		14,493	-	10,850	14,493	10,850	25,343
Toluca Distribution Center	1		5,336	-	3,492	5,336	3,492	8,828
Tres Rios	2		8,364	-	13,627	8,364	13,627	21,991		2014

Mexico	8		45,715	-	54,454	45,715	54,454	100,169

Canada
Meadowvale Dist Ctr	1		21,456	-	28,624	21,456	28,624	50,080		2014
Milton 402 Bus Park	3		10,311	-	33	10,311	33	10,344
Tapscott Dist Ctr	1		3,110	-	4,227	3,110	4,227	7,337

Canada	5		34,877	-	32,884	34,877	32,884	67,761

Subtotal North American Markets:	45		248,521	-	406,677	248,521	406,677	655,198

European Markets
Czech Republic
Prague Airport Distribution Center	2		5,087	-	8,737	5,087	8,737	13,824
Prague-Jirny Dist. Ctr	2		5,411	-	1,911	5,411	1,911	7,322

Czech Republic	4		10,498	-	10,648	10,498	10,648	21,146

France
LG Roissy Sorbiers SAS	1		5,508	-	13,600	5,508	13,600	19,108
Presles Dist Ctr	1		537	-	8,656	537	8,656	9,193

France	2		6,045	-	22,256	6,045	22,256	28,301

Germany
Peine Dist Ctr	1		3,411	-	1,677	3,411	1,677	5,088

Germany	1		3,411	-	1,677	3,411	1,677	5,088

Netherlands
Tilburg Dist Ctr	1		5,381	-	4,390	5,381	4,390	9,771
Venlo Dist. Center.	1		7,085	-	9,724	7,085	9,724	16,809

Netherlands	2		12,466	-	14,114	12,466	14,114	26,580

Poland
Wroclaw Distribution Center	1		3,937	-	8,290	3,937	8,290	12,227		2014
Wroclaw V DC	1		2,787	-	9,411	2,787	9,411	12,198		2014

Poland	2		6,724	-	17,701	6,724	17,701	24,425

Slovakia
Bratislava Distribution Center	1		1,919	-	8,024	1,919	8,024	9,943

Slovakia	1		1,919	-	8,024	1,919	8,024	9,943

Spain
Puerta de Madrid Distribution Center	1		7,126	-	1,263	7,126	1,263	8,389

Spain	1		7,126	-	1,263	7,126	1,263	8,389

Sweden
Gothenburg Distribution Center	1		3,720	-	11,953	3,720	11,953	15,673		2014
Ljungby Distribution Center	1		647	-	2,437	647	2,437	3,084

Sweden	2		4,367	-	14,390	4,367	14,390	18,757

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried at December 31, 2014			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description		Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
United Kingdom
Boscombe Road Distribution Center	1		16,206	-	14,850	16,206	14,850	31,056		2014
Dirft Dist Ctr	2		85,368	-	60,515	85,368	60,515	145,883
Grange Park	1		16,797	-	14,451	16,797	14,451	31,248
Heathrow Phase 3 Distribution Center	2		14,174	-	11,409	14,174	11,409	25,583		2014
Littlebrook Dist Ctr	1		12,360	-	14,817	12,360	14,817	27,177
Midpoint Park	2		-	-	12,275	-	12,275	12,275

United Kingdom	9		144,905	-	128,317	144,905	128,317	273,222

Subtotal European Markets:	24		197,461	-	218,390	197,461	218,390	415,851

Asian Markets
Japan
Chiba New Town Distribution Center	1		31,079	-	1,166	31,079	1,166	32,245
Hisayama Dist Ctr	1		5,120	-	18,739	5,120	18,739	23,859
Joso Dist Ctr	1		12,140	-	26,160	12,140	26,160	38,300		2014
Kitamoto Distribution Center	1		18,460	-	55,668	18,460	55,668	74,128		2014
Narashino IV Distribution Center	1		-	-	19,239	-	19,239	19,239
Narita 1	1		9,361	-	20,368	9,361	20,368	29,729
Osaka 5	1		35,475	-	70,429	35,475	70,429	105,904
ProLogis Parc Tomiya III	1		8,609	-	22,868	8,609	22,868	31,477
ProLogis Park Sendai	1		4,913	-	3,437	4,913	3,437	8,350
Yoshimi Distribution Center	1		21,258	-	18,442	21,258	18,442	39,700

Japan	10		146,415	-	256,516	146,415	256,516	402,931

Subtotal Asian Markets:	10		146,415	-	256,516	146,415	256,516	402,931

Total Development Portfolio	79		592,397	-	881,583	592,397	881,583	1,473,980

GRAND TOTAL	1,686		4,707,415	11,903,743	3,498,274	4,820,034	15,289,398	20,109,432	(2,748,835)

Schedule III – Footnotes

(a)	Reconciliation of real estate assets per Schedule III to the Consolidated Balance Sheet at December 31, 2014 (in thousands):

Total per Schedule III	$20,109,432
Land	1,577,786
Other real estate investments	502,927

Total per consolidated balance sheet	$22,190,145	(f)

(b)	The aggregate cost for Federal tax purposes at December 31, 2014 of our real estate assets was approximately $14.0 billion (unaudited).

(c)	Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally five to seven years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for acquired industrial properties and 40 years for properties we develop.

Reconciliation of accumulated depreciation per Schedule III to the Consolidated Balance Sheets at December 31, 2014 (in thousands):

Total accumulated depreciation per Schedule III	$2,748,835
Accumulated depreciation on other real estate investments	41,946

Total per consolidated balance sheet	$2,790,781

(d)	Properties with an aggregate undepreciated cost of $4.5 billion secure $2.3 billion of mortgage notes. See Note 9 to the Consolidated Financial Statements in Item 8 for more information related to our secured mortgage debt.

(e)	Assessment bonds of $15.5 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $783.4 million. See Note 9 to the Consolidated Financial Statements in Item 8 for more information related to our assessment bonds.

(f)	A summary of activity for our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2014	2013	2012
Real estate assets:
Balance at beginning of year	$18,822,081	$23,559,891	$22,413,079
Acquisitions of operating properties, improvements to operating properties, development activity, transfers of land to CIP and net effect of changes in foreign exchange rates and other	3,595,836	2,050,810	2,881,005
Basis of operating properties disposed of	(2,713,300)	(6,857,994)	(1,630,764)
Change in the development portfolio balance, including the acquisition of properties	452,963	69,374	91,112
Impairment of real estate properties (1)	-	-	(194,541)
Assets transferred to held-for-sale	(48,148)	-	-

Balance at end of year	$20,109,432	$18,822,081	$23,559,891

Accumulated Depreciation:
Balance at beginning of year	$2,540,267	$2,460,642	$2,150,713
Depreciation expense	490,298	505,691	665,239
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(277,516)	(426,066)	(355,310)
Assets transferred to held-for-sale	(4,214)	-	-

Balance at end of year	$2,748,835	$2,540,267	$2,460,642

(1)	The impairment charges we recognized in 2012 were primarily due to our change of intent to no longer hold these assets for long-term investment. See Note 15 to the Consolidated Financial Statements in Item 8 for more information related to our impairment charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chief Executive Officer

Date: February 25, 2015

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

Signature	Title	Date
/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 25, 2015

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer	February 25, 2015

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 25, 2015

/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 25, 2015

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 25, 2015

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 25, 2015

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 25, 2015

/s/ IRVING F. LYONS III Irving F. Lyons III	Director	February 25, 2015

/s/ DAVID P. O’CONNOR David P. O’Connor	Director	February 25, 2015

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 25, 2015

/s/ D. MICHAEL STEUERT D. Michael Steuert	Director	February 25, 2015

/s/ CARL B. WEBB Carl B. Webb	Director	February 25, 2015

/s/ WILLIAM D. ZOLLARS William D. Zollars	Director	February 25, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chief Executive Officer

Date: February 25, 2015

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

Signature	Title	Date
/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 25, 2015

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer	February 25, 2015

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 25, 2015

/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 25, 2015

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 25, 2015

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 25, 2015

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 25, 2015

/s/ IRVING F. LYONS III Irving F. Lyons III	Director	February 25, 2015

/s/ DAVID P. O’CONNOR David P. O’Connor	Director	February 25, 2015

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 25, 2015

/s/ D. MICHAEL STEUERT D. Michael Steuert	Director	February 25, 2015

/s/ CARL B. WEBB Carl B. Webb	Director	February 25, 2015

/s/ WILLIAM D. ZOLLARS William D. Zollars	Director	February 25, 2015

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

3.1	Articles of Incorporation of Prologis (incorporated by reference to Exhibit 3.1 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.16 to Prologis’ Registration Statement on Form 8-A filed June 20, 2003).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.17 to Prologis’ Registration Statement on Form 8-A filed November 12, 2003).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.19 to Prologis’ Registration Statement on Form 8-A filed December 12, 2005).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.18 to Prologis’ Registration Statement on Form 8-A filed August 24, 2006).
3.6	Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.4 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.7	Articles Supplementary establishing and fixing the rights and preferences of the Series R Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.5 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.8	Articles Supplementary establishing and fixing the rights and preferences of the Series S Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.6 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.9	Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc., a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.10	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
3.11	Seventh Amended and Restated Bylaws of Prologis (incorporated by reference to Exhibit 3.2 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.12	Thirteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.6 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.13	Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.7 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.14	First Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated February 27, 2014, (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).
3.15	Articles Supplementary dated April 3, 2014, (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on April 3, 2014).
3.16	Articles Supplementary redesignating and reclassifying all 300,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report Form 8-K filed on May 5, 2014).
4.1	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 12, 2011).
4.2	Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).
4.3	Indenture, dated as of June 8, 2011, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.4	Fourth Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 3.25% Exchangeable Senior Notes due 2015, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.5	Fifth Supplemental Indenture, dated as of August 15, 2013, among Prologis, Inc., Prologis, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.6	Form of Sixth Supplemental Indenture among Prologis, Inc., Prologis, L.P., Elavon Financial Services Limited, UK Branch, Elavon Financial Services Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed December 2, 2013).

4.7	Form of Seventh Supplemental Indenture among Prologis, Inc., Prologis, L.P., Elavon Financial Services Limited, UK Branch, Elavon Financial Services Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.8	Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.9	First Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.10	Second Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.11	Third Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.12	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.13	Eighth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.14	Ninth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.15	Tenth Supplemental Indenture, dated as of August 9, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 9, 2010).
4.16	Eleventh Supplemental Indenture, dated as of November 12, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.17	Specimen of 7.50% Notes due 2018 (incorporated by reference to and included in Exhibit 4.3 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.18	6.625% Notes due 2019 and Related Guarantee (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.19	4.500% Notes due 2017 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 9, 2010).
4.20	4.00% Notes due 2018 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.21	Form of Global Note Representing the Operating Partnership’s 7.625% Notes due July 1, 2017 and Related Guarantee (incorporated by reference to Exhibit 4.51 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.22	Form of Global Note Representing the Operating Partnership’s 7.375% Notes due October 30, 2019 and Related Guarantee (incorporated by reference to Exhibit 4.53 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.23	Form of Global Note Representing the Operating Partnership’s 6.875% Notes due March 15, 2020 and Related Guarantee (incorporated by reference to Exhibit 4.54 to Prologis’ Current Report on Form 8-K filed May 3, 2011).
4.24	Form of Global Note Representing the Operating Partnership’s 3.250% Exchangeable Senior Notes due 2015 and Related Guarantee (incorporated by reference to and included in Exhibit 4.6 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.25	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.26	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.27	3.350% Notes due 2021 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.28	Form of 3.000% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).

4.29	Form of 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.30	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.31	Form of 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.32	Form of Officer’s Certificate related to the Operating Partnership’s 7.625% Notes due July 1, 2017 (incorporated by reference to Exhibit 4.69 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.33	Form of Officer’s Certificate related to the Operating Partnership’s 7.375% Notes due October 30, 2019 (incorporated by reference to Exhibit 4.71 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.34	Form of Officer’s Certificate related to the Operating Partnership’s 6.875% Notes due March 15, 2020 (incorporated by reference to Exhibit 4.72 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.35	Officers’ Certificate related to the 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.36	Officers’ Certificate related to the 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.37	Officers’ Certificate related to the 3.350% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.38	Form of Officers’ Certificate related to the 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.39	Form of Officer’s Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.40	Form of Officer’s Certificate related to 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-k filed on October 6, 2014).

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Registration S-K. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993 (incorporated by reference to Exhibit 10.4 to the Trust’s Registration Statement (No. 33-73382)) .
10.2	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P., dated as of August 4, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.3	Fifteenth Amended and Restated Agreement of Limited Partnership of Prologis 2, L.P., (f/k/a AMB Property II, L.P.) dated February 19, 2010 (incorporated by reference to Exhibit 10.6 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2009).
10.4	Exchange Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 13, 2005 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
10.5	Transfer and Registration Rights Agreement, dated as of December 22, 1993, by and among the Trust and the persons set forth therein (incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement (No. 33-73382)).
10.6	Registration Rights Agreement dated February 9, 2007, between the Trust and each of the parties identified therein (incorporated by reference to Exhibit 99.10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7	Form of Registration Rights Agreement, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 10.2 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).
10.8	Registration Rights Agreement, dated as of November 10, 2009, by and between Prologis and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2009).
10.9	Registration Rights Agreement, dated November 26, 1997, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 4.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.10	Registration Rights Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
10.11	Registration Rights Agreement, dated November 14, 2003, by and among Prologis 2, L.P.(formerly known as AMB Property II, L.P.) and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 17, 2003).
10.12	Registration Rights Agreement, dated as of May 5, 1999, by and among Prologis, Prologis 2, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Registration Rights Agreement, dated as of November 1, 2006, by and among Prologis, Prologis 2, L.P., J.A. Green Development Corp. and JAGI, Inc (incorporated by reference to Exhibit 4.34 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).
10.14	Registration Rights Agreement, dated as of June 30, 2013, by and among Prologis, Inc., Prologis 2, L.P. and Bakar AMB Limited Partnership (incorporated by reference to Exhibit 10.14 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2013).
10.15	Equity Distribution Agreement, dated as of February 5, 2015, among Prologis, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 1.1 to Prologis’ Current Report on Form 8-K filed February 5, 2015).
10.16*	The Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.19 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.17*	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.20 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.18*	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and also incorporated by reference to Exhibit 10.4 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.19*	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed October 4, 2006 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Current Report on Form 8-K filed October 4, 2006).
10.20*	The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed May 15, 2007).
10.21*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.22*	Form of Participation Points and LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).
10.23*	Second Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 1, 2014).
10.24*	Form of Prologis, Inc. Second Amended and Restated Prologis Promote Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 18, 2014).
10.25*	Form of Prologis, Inc. Long-term Incentive Plan LTIP Unit Award Agreement (General) (incorporated by reference to Exhibit 10.3 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.26*	Form of Prologis, Inc. 2012 Long-term Incentive Plan Restricted Stock Unit Agreement (LTIP Unit election) (incorporated by reference to Exhibit 10.4 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.27*	Form of Prologis, Inc. 2012 Long-term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) .
10.28*	Form of Prologis, Inc. 2012 Long-term Incentive Plan Restricted Stock Unit Agreement (Bonus exchange) (incorporated by reference to Exhibit 10.6 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.29*	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed June 2, 2006).
10.30*	First Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.31*	Second Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed May 19, 2010).
10.32*	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.33*	Form of Non Qualified Share Option Award Terms; The Trust 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.34*	Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.35*	Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.36*	ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2009) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.37*	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.38*	First Amendment of ProLogis 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on May 19, 2010).
10.39*	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10.40*	Form of Indemnification Agreement between ProLogis and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
10.41*	Form of Restricted Stock Unit Agreement; Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.42*	Employment Agreement made and entered into on January 30, 2011 and effective at January 1, 2012, by and between Walter C. Rakowich and ProLogis (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.43*	Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.44*	Form of Director Deferred Stock Unit Award terms (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.45*	First Amendment to Employment Agreement effective as of December 6, 2012, by and between Walter C. Rakowich and Prologis (incorporated by reference to Exhibit 10.55 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2012).
10.46*	Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).
10.47*	Consulting Agreement, dated January 22, 2014, by and between Guy Jaquier and Prologis, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).
10.48	Credit Agreement, dated as of November 29, 2010, by and among the Operating Partnership, as borrower, the banks listed on the signature pages thereof, HSBC Bank USA, National Association, as administrative agent, Credit Agricole Corporate and Investment Bank, as syndication agent, and HSBC Securities, Inc. and Credit Agricole Corporate and Investment Bank, as joint lead arrangers and joint bookrunners, and Morgan Stanley Senior Funding, Inc. as documentation agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.49	Guaranty of Payment, dated as of November 29, 2010, by Prologis for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to the Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.50	Qualified Borrower Guaranty, dated as of November 29, 2010, by the Operating Partnership for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to the Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.51	First Amendment and Waiver, dated as of June 3, 2011, by and among Operating Partnership, as borrower, Prologis, as guarantor, various banks and HSBC Bank USA, National Association, as administrative agent, to the Credit Agreement, dated as of November 29, 2010, (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report on Form 8-K filed June 9, 2011).
10.52	Global Senior Credit Agreement dated as of July 11, 2013, among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 15, 2013).
10.53	Fourth Amended and Restated Revolving Credit Agreement dated as of August 14, 2013 among Prologis Japan Finance Y.K., as initial borrower, Prologis, Inc. and Prologis, L.P., as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed August 16, 2013).
10.54	Guaranty of Payment, dated as of August 14, 2013, among Prologis, Inc. and Prologis, L.P., as guarantors, Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Fourth Amended and Restated Revolving Credit Agreement, dated as of August 14, 2013 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).
10.55	Senior Term Loan Agreement dated as of June 19, 2014 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on June 24, 2014).
10.56	First Amendment to the Global Senior Credit Agreement dated as of June 26, 2014 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on June 30, 2014).

10.57†*	Form of Prologis, Inc. Long-term Incentive Plan LTIP Unit Award Agreement (General form 2015).
10.58†*	Form of Prologis, Inc. Outperformance Plan LTIP Unit Exchange Award Agreement.
10.59†*	Form of Prologis, Inc. Long-term Incentive Plan Equity Exchange Offer LTIP Unit Award Agreement.
10.60†*	Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan.
10.61†*	Amended and Restated Prologis, Inc. Nonqualified Deferred Compensation Plan.
10.62†*	Second Amended and Restated Prologis 2005 Nonqualified Deferred Compensation Plan.
10.63†*	Time-Sharing Agreement, dated January 21, 2015, by and between ProLogis Logistics Services Incorporated and Hamid R. Moghadam.
12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.
12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends of Prologis, Inc. and Prologis, L.P.
21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS†	XBRL Instance Document
101. SCH†	XBRL Taxonomy Extension Schema
101. CAL†	XBRL Taxonomy Extension Calculation Linkbase
101. DEF†	XBRL Taxonomy Extension Definition Linkbase
101. LAB†	XBRL Taxonomy Extension Label Linkbase
101. PRE†	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith