Form 10-Q
period 2015-03-31
Prologis, Inc.; Prologis, L.P.
filed 2015-05-04
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Prologis, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Prologis, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Prologis, Inc.	Yes	☐	No	☒
Prologis, L.P.	Yes	☐	No	☒

The number of shares of Prologis, Inc.’s common stock outstanding as of April 27, 2015, was approximately 524,047,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (a “REIT”) and the general partner of the Operating Partnership. At March 31, 2015, Prologis, Inc. owned an approximate 99.62% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.38% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

We believe combining the quarterly reports on Form 10-Q of Prologis, Inc. and the Operating Partnership into this single report results in the following benefits:

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

PROLOGIS

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Investments in real estate properties	$21,800,499	$22,190,145
Less accumulated depreciation	2,877,478	2,790,781
Net investments in real estate properties	18,923,021	19,399,364
Investments in and advances to unconsolidated entities	4,559,721	4,824,724
Assets held for sale	337,229	43,934
Note receivable backed by real estate	197,500	-
Net investments in real estate	24,017,471	24,268,022

Cash and cash equivalents	192,013	350,692
Other assets	1,251,337	1,199,509
Total assets	$25,460,821	$25,818,223

LIABILITIES AND EQUITY
Liabilities:
Debt	$8,641,421	$9,380,199
Accounts payable and accrued expenses	459,845	627,999
Other liabilities	566,748	626,426
Total liabilities	9,668,014	10,634,624

Equity:
Prologis, Inc. stockholders' equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2015 and December 31, 2014	78,235	78,235
Common stock; $0.01 par value; 524,037 shares and 509,498 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5,240	5,095
Additional paid-in capital	19,052,562	18,467,009
Accumulated other comprehensive loss	(701,713)	(600,337)
Distributions in excess of net earnings	(3,819,351)	(3,974,493)
Total Prologis, Inc. stockholders' equity	14,614,973	13,975,509
Noncontrolling interests	1,177,834	1,208,090
Total equity	15,792,807	15,183,599
Total liabilities and equity	$25,460,821	$25,818,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$324,547	$300,878
Rental recoveries	94,255	87,362
Strategic capital income	42,025	45,310
Development management and other income	2,020	1,132
Total revenues	462,847	434,682
Expenses:
Rental expenses	126,934	110,517
Strategic capital expenses	20,361	24,163
General and administrative expenses	56,288	63,203
Depreciation and amortization	169,808	160,280
Other expenses	5,575	5,053
Total expenses	378,966	363,216

Operating income	83,881	71,466

Other income (expense):
Earnings from unconsolidated entities, net	31,042	29,746
Interest expense	(68,761)	(85,523)
Interest and other income, net	11,049	14,050
Gains on dispositions of investments in real estate, net	277,715	17,055
Foreign currency and derivative gains (losses) and related amortization, net	34,566	(28,184)
Gains (losses) on early extinguishment of debt, net	(16,289)	273
Total other income (expense)	269,322	(52,583)
Earnings before income taxes	353,203	18,883
Current income tax expense	839	5,848
Deferred income tax expense	1,052	1,032
Total income tax expense	1,891	6,880
Consolidated net earnings	351,312	12,003
Net earnings attributable to noncontrolling interests	(4,436)	(5,202)
Net earnings attributable to controlling interests	346,876	6,801
Less preferred stock dividends	1,670	2,135
Net earnings attributable to common stockholders	$345,206	$4,666
Weighted average common shares outstanding - Basic	514,022	498,696
Weighted average common shares outstanding - Diluted	529,022	504,373

Net earnings per share attributable to common stockholders - Basic	$0.67	$0.01

Net earnings per share attributable to common stockholders - Diluted	$0.65	$0.01

Dividends per common share	$0.36	$0.33

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Consolidated net earnings	$351,312	$12,003
Other comprehensive income (loss):
Foreign currency translation losses, net	(124,279)	(4,723)
Unrealized gains (losses) and amortization on derivative contracts, net	3,809	(1,261)
Comprehensive income	230,842	6,019
Net earnings attributable to noncontrolling interests	(4,436)	(5,202)
Other comprehensive loss (income) attributable to noncontrolling interest	19,094	(2,935)
Comprehensive income (loss) attributable to common stockholders	$245,500	$(2,118)

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2015

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	interests	Equity
Balance at January 1, 2015	$78,235	509,498	$5,095	$18,467,009	$(600,337)	$(3,974,493)	$1,208,090	$15,183,599
Consolidated net earnings	-	-	-	-	-	346,876	4,436	351,312
Effect of equity compensation plans	-	1,000	10	4,965	-	-	11,939	16,914
Issuance of stock in at-the-market program, net of issuance costs	-	1,662	16	71,762	-	-	-	71,778
Issuance of stock upon conversion of exchangeable debt	-	11,872	119	502,613	-	-	-	502,732
Capital contributions	-	-	-	-	-	-	229	229
Foreign currency translation losses, net	-	-	-	-	(105,170)	-	(19,109)	(124,279)
Unrealized gains and amortization on derivative contracts, net	-	-	-	-	3,794	-	15	3,809
Distributions, allocations and other	-	5	-	6,213	-	(191,734)	(27,766)	(213,287)
Balance at March 31, 2015	$78,235	524,037	$5,240	$19,052,562	$(701,713)	$(3,819,351)	$1,177,834	$15,792,807

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Consolidated net earnings	$351,312	$12,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(10,685)	(13,066)
Equity-based compensation awards	13,234	15,238
Depreciation and amortization	169,808	160,280
Earnings from unconsolidated entities, net	(31,042)	(29,746)
Distributions and net changes in operating receivables from unconsolidated entities	24,716	26,025
Amortization of debt and lease intangibles	(566)	5,326
Gains on dispositions of investments in real estate, net	(277,715)	(17,055)
Losses (gains) on early extinguishment of debt, net	16,289	(273)
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(32,860)	27,828
Deferred income tax expense	1,052	1,032
Increase in accounts receivable and other assets	(28,673)	(54,819)
Decrease in accounts payable and accrued expenses and other liabilities	(113,338)	(60,530)
Net cash provided by operating activities	81,532	72,243
Investing activities:
Real estate development activity	(335,959)	(244,268)
Real estate acquisitions	(68,844)	(77,307)
Tenant improvements and lease commissions on previously leased space	(30,800)	(33,346)
Non-development capital expenditures	(11,602)	(7,576)
Proceeds from dispositions and contributions of real estate properties	325,830	81,231
Investments in and advances to unconsolidated entities	(123,689)	(328,321)
Return of investment from unconsolidated entities	34,849	92,460
Proceeds from repayment of note receivable	9,866	-
Net cash used in investing activities	(200,349)	(517,127)
Financing activities:
Proceeds from issuance of common stock	82,068	7,465
Dividends paid on common and preferred stock	(190,585)	(168,241)
Noncontrolling interest contributions	-	452,327
Noncontrolling interest distributions	(22,028)	(1,171)
Debt and equity issuance costs paid	(2,892)	(5,659)
Net proceeds from (payments on) credit facilities	66,639	(607,496)
Repurchase and payments of debt	(313,005)	(710,400)
Proceeds from issuance of debt	347,850	1,165,359
Net cash provided by (used in) financing activities	(31,953)	132,184

Effect of foreign currency exchange rate changes on cash	(7,909)	10,457
Net decrease in cash and cash equivalents	(158,679)	(302,243)
Cash and cash equivalents, beginning of period	350,692	491,129
Cash and cash equivalents, end of period	$192,013	$188,886

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Investments in real estate properties	$21,800,499	$22,190,145
Less accumulated depreciation	2,877,478	2,790,781
Net investments in real estate properties	18,923,021	19,399,364
Investments in and advances to unconsolidated entities	4,559,721	4,824,724
Assets held for sale	337,229	43,934
Note receivable backed by real estate	197,500	-
Net investments in real estate	24,017,471	24,268,022

Cash and cash equivalents	192,013	350,692
Other assets	1,251,337	1,199,509
Total assets	$25,460,821	$25,818,223

LIABILITIES AND CAPITAL
Liabilities:
Debt	$8,641,421	$9,380,199
Accounts payable and accrued expenses	459,845	627,999
Other liabilities	566,748	626,426
Total liabilities	9,668,014	10,634,624

Capital:
Partners' capital:
General partner - preferred	78,235	78,235
General partner - common	14,536,738	13,897,274
Limited partners	55,833	48,189
Total partners' capital	14,670,806	14,023,698
Noncontrolling interests	1,122,001	1,159,901
Total capital	15,792,807	15,183,599
Total liabilities and capital	$25,460,821	$25,818,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$324,547	$300,878
Rental recoveries	94,255	87,362
Strategic capital income	42,025	45,310
Development management and other income	2,020	1,132
Total revenues	462,847	434,682
Expenses:
Rental expenses	126,934	110,517
Strategic capital expenses	20,361	24,163
General and administrative expenses	56,288	63,203
Depreciation and amortization	169,808	160,280
Other expenses	5,575	5,053
Total expenses	378,966	363,216

Operating income	83,881	71,466

Other income (expense):
Earnings from unconsolidated entities, net	31,042	29,746
Interest expense	(68,761)	(85,523)
Interest and other income, net	11,049	14,050
Gains on dispositions of investments in real estate, net	277,715	17,055
Foreign currency and derivative gains (losses) and related amortization, net	34,566	(28,184)
Gains (losses) on early extinguishment of debt, net	(16,289)	273
Total other income (expense)	269,322	(52,583)
Earnings before income taxes	353,203	18,883
Current income tax expense	839	5,848
Deferred income tax expense	1,052	1,032
Total income tax expense	1,891	6,880
Consolidated net earnings	351,312	12,003
Net earnings attributable to noncontrolling interests	(3,154)	(5,185)
Net earnings attributable to controlling interests	348,158	6,818
Less preferred unit distributions	1,670	2,135
Net earnings attributable to common unitholders	$346,488	$4,683
Weighted average common shares outstanding - Basic	515,931	500,463
Weighted average common shares outstanding - Diluted	529,022	504,373

Net earnings per share attributable to common unitholders - Basic	$0.67	$0.01

Net earnings per share attributable to common unitholders - Diluted	$0.65	$0.01

Dividends per common unit	$0.36	$0.33

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Consolidated net earnings	$351,312	$12,003
Other comprehensive income (loss):
Foreign currency translation losses, net	(124,279)	(4,723)
Unrealized gains (losses) and amortization on derivative contracts, net	3,809	(1,261)
Comprehensive income	230,842	6,019
Net earnings attributable to noncontrolling interests	(3,154)	(5,185)
Other comprehensive loss (income) attributable to noncontrolling interest	18,705	(2,966)
Comprehensive income (loss) attributable to common stockholders	$246,393	$(2,132)

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Three Months Ended March 31, 2015

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	interests	Total
Balance at January 1, 2015	1,565	$78,235	509,498	$13,897,274	1,767	$48,189	$1,159,901	$15,183,599
Consolidated net earnings	-	-	-	346,876	-	1,282	3,154	351,312
Effect of equity compensation plans	-	-	1,000	4,975	251	11,939	-	16,914
Issuance of units in exchange for contribution of at-the-market offering proceeds	-	-	1,662	71,778	-	-	-	71,778
Issuance of stock upon conversion of exchangeable debt	-	-	11,872	502,732	-	-	-	502,732
Capital contributions	-	-	-	-	-	-	229	229
Foreign currency translation losses, net	-	-	-	(105,170)	-	(404)	(18,705)	(124,279)
Unrealized gains and amortization on derivative contracts, net	-	-	-	3,794	-	15	-	3,809
Distributions, allocations and other	-	-	5	(185,521)	(5)	(5,188)	(22,578)	(213,287)
Balance at March 31, 2015	1,565	$78,235	524,037	$14,536,738	2,013	$55,833	$1,122,001	$15,792,807

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Consolidated net earnings	$351,312	$12,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(10,685)	(13,066)
Equity-based compensation awards	13,234	15,238
Depreciation and amortization	169,808	160,280
Earnings from unconsolidated entities, net	(31,042)	(29,746)
Distributions and net changes in operating receivables from unconsolidated entities	24,716	26,025
Amortization of debt and lease intangibles	(566)	5,326
Gains on dispositions of investments in real estate, net	(277,715)	(17,055)
Losses (gains) on early extinguishment of debt, net	16,289	(273)
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(32,860)	27,828
Deferred income tax expense	1,052	1,032
Increase in accounts receivable and other assets	(28,673)	(54,819)
Decrease in accounts payable and accrued expenses and other liabilities	(113,338)	(60,530)
Net cash provided by operating activities	81,532	72,243
Investing activities:
Real estate development activity	(335,959)	(244,268)
Real estate acquisitions	(68,844)	(77,307)
Tenant improvements and lease commissions on previously leased space	(30,800)	(33,346)
Non-development capital expenditures	(11,602)	(7,576)
Proceeds from dispositions and contributions of real estate properties	325,830	81,231
Investments in and advances to unconsolidated entities	(123,689)	(328,321)
Return of investment from unconsolidated entities	34,849	92,460
Proceeds from repayment of note receivable	9,866	-
Net cash used in investing activities	(200,349)	(517,127)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	82,068	7,465
Distributions paid on common and preferred units	(191,735)	(168,824)
Noncontrolling interest contributions	-	452,327
Noncontrolling interest distributions	(20,878)	(588)
Debt and equity issuance costs paid	(2,892)	(5,659)
Net proceeds from (payments on) credit facilities	66,639	(607,496)
Repurchase and payments of debt	(313,005)	(710,400)
Proceeds from issuance of debt	347,850	1,165,359
Net cash provided by (used in) financing activities	(31,953)	132,184

Effect of foreign currency exchange rate changes on cash	(7,909)	10,457
Net increase (decrease) in cash and cash equivalents	(158,679)	(302,243)
Cash and cash equivalents, beginning of period	350,692	491,129
Cash and cash equivalents, end of period	$192,013	$188,886

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.General

Business. Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership”). Through the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy is comprised of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership of industrial properties. Our Strategic Capital segment represents the management of co-investment ventures and other unconsolidated entities. See Note 13 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the Parent and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and Operating Partnership collectively.

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2015, the Parent owned an approximate 99.62% common general partnership interest in the Operating Partnership, and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.38% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent. As the sole general partner of the Operating Partnership, the Parent has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with the 2014 Consolidated Financial Statements as previously filed with the SEC on Form 10-K and other public information.

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. At March 31, 2015, we had $50.1 million of debt issuance costs in Other Assets in the Consolidated Balance Sheets that would be subject to the reclassification.

In February 2015, the FASB issued an accounting standard update that amends the consolidation requirements in existing GAAP. Under the update, all entities, including limited partnerships and similar legal entities, are now within the scope of consolidation guidance, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate variable interest entities (“VIEs”). It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted and allows for either a full retrospective or a modified retrospective adoption approach. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

In May 2014, the FASB issued an accounting standard update that requires companies to use a five step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. Under the model, a company will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. In April 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

2.Business Combinations

Acquisition of a Controlling Interest in Prologis North American Industrial Fund (“NAIF”)

During 2014, we increased our ownership in NAIF from 23.1% to 66.1% by acquiring the equity units from all but one partner for an aggregate of $679.0 million. This included the acquisition of $46.8 million on October 20, 2014, that resulted in our gaining control over NAIF, based on the rights of the limited partners, and therefore we began consolidating NAIF as of that date.

The total purchase price was $1.1 billion, which included our investment in NAIF at the time of consolidation. The allocation of the purchase price required a significant amount of judgment and was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed, for which we used external valuations as appropriate. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is still being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

The allocation of the purchase price was as follows (in thousands):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Investments in real estate properties	$2,770,191
Cash, accounts receivable and other assets	132,261
Debt	(1,195,213)
Accounts payable, accrued expenses and other liabilities	(70,226)
Noncontrolling interests	(554,493)
Total purchase price	$1,082,520

3.Real Estate

Investments in real estate properties are presented at cost, and consisted of the following (dollars and square feet in thousands):

	Square Feet / Acres (1)		No. of Buildings (1)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
Industrial operating properties:
Improved land	- -	- -	- -	- -	$4,146,591	$4,227,637
Buildings and improvements	282,541	282,282	1,581	1,607	14,145,002	14,407,815
Development portfolio, including land costs:
Pre-stabilized	8,875	7,448	27	24	670,588	547,982
Properties under development	21,043	22,844	51	55	781,678	925,998
Land	8,939	9,017	- -	- -	1,535,622	1,577,786
Other real estate investments (2)	- -	- -	- -	- -	521,018	502,927
Total investments in real estate properties					21,800,499	22,190,145
Less accumulated depreciation					2,877,478	2,790,781
Net investments in real estate properties					$18,923,021	$19,399,364

(1)Items indicated by ‘- -‘ are not applicable.

(2)

Included in other real estate investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) certain infrastructure costs related to projects we are developing on behalf of others; (iv) land parcels that are ground leased to third parties; (v) earnest money deposits associated with potential acquisitions and (vi) costs related to future development projects, including purchase options on land.

Dispositions

Real estate disposition activity for the three months ended March 31 was as follows (dollars and square feet in thousands):

	2015	2014
Continuing Operations
Contributions to unconsolidated co-investment ventures
Number of properties	3	-
Square feet	507	-
Net proceeds	$29,068	$-
Net gains on contributions	$2,358	$-
Dispositions to third parties
Number of properties	34	5
Square feet	2,693	715
Net proceeds (1)	$495,629	$81,231
Net gains on dispositions (1)	$275,357	$17,055

(1)	Dispositions to third parties include land sales.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.Unconsolidated Entities

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

Our investments in and advances to our unconsolidated entities are summarized below (in thousands):

	March 31,	December 31,
	2015	2014
Unconsolidated co-investment ventures	$4,381,650	$4,665,918
Other ventures	178,071	158,806
Totals	$4,559,721	$4,824,724

Unconsolidated Co-Investment Ventures

The amounts recognized in Strategic Capital Income and Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations depend on the size, operations of the co-investment ventures and fluctuations in foreign currency rates. Our ownership interest in these ventures also impacts the equity in earnings we recognize. The co-investment venture information represents the venture’s information (not our proportionate share) prepared on a GAAP basis. The following tables are summarized information of the unconsolidated co-investment ventures:

	March 31,	December 31,	March 31,
(dollars and square feet in millions)	2015	2014	2014
Americas:
Number of ventures	3	3	4
Number of properties owned	592	590	712
Square feet	87.6	87.1	109.2
Total assets	$6,889	$7,063	$8,074
Third-party debt	$2,255	$2,280	$2,961
Total liabilities	$2,386	$2,421	$3,111
Our investment balance (1)	$1,502	$1,537	$1,225
Our weighted average ownership (3)	31.0%	31.0%	23.3%
Europe:
Number of ventures	4	4	4
Number of properties owned	655	636	585
Square feet	150.2	147.4	136.6
Total assets	$10,502	$11,463	$12,119
Third-party debt	$2,371	$2,644	$2,685
Total liabilities	$3,218	$3,524	$3,819
Our investment balance (1)	$2,531	$2,773	$2,944
Our weighted average ownership (3)	38.7%	38.8%	38.9%
Asia:
Number of ventures	2	2	2
Number of properties owned	53	52	45
Square feet	26.4	26.2	23.3
Total assets	$4,144	$4,135	$4,048
Third-party debt	$1,671	$1,652	$1,738
Total liabilities	$1,864	$1,749	$1,911
Our investment balance (1) (2)	$349	$356	$344
Our weighted average ownership (3)	15.0%	15.0%	15.0%
Total:
Number of ventures	9	9	10
Number of properties owned	1,300	1,278	1,342
Square feet	264.2	260.7	269.1
Total assets	$21,535	$22,661	$24,241
Third-party debt	$6,297	$6,576	$7,384
Total liabilities	$7,468	$7,694	$8,841
Our investment balance (1)	$4,382	$4,666	$4,513
Our weighted average ownership (3)	31.8%	32.0%	29.4%

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For the three months ended	March 31,	March 31,
(in thousands)	2015	2014
Americas (4):
Revenues	$150,014	$168,236
Net operating income	$112,083	$119,235
Net earnings (loss)	$15,900	$2,174
Europe:
Revenues	$234,713	$246,696
Net operating income	$180,832	$196,081
Net earnings (loss)	$50,959	$62,667
Asia:
Revenues	$67,918	$68,488
Net operating income	$53,234	$53,617
Net earnings (loss)	$23,390	$21,995
Total:
Revenues	$452,645	$483,420
Net operating income	$346,149	$368,933
Net earnings (loss)	$90,249	$86,836

(1)

The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to the venture; (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.

(2)

At March 31, 2015 and December 31, 2014, we had receivables from Nippon Prologis REIT, Inc. (“NPR”) of $85.5 million and $85.9 million, respectively, related to customer security deposits that are made through a leasing company owned by Prologis that pertain to properties owned by NPR. There is a corresponding payable to NPR’s customers in Other Liabilities in the Consolidated Balance Sheets.

(3)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)

We formed and invested in FIBRA Prologis, a Mexican REIT, in June 2014. In connection with the transaction, we concluded our unconsolidated co-investment venture in Mexico. As discussed in Note 2, we began consolidating NAIF in October 2014.

Summarized information regarding the amounts we recognized in the Consolidated Statements of Operations as our share of the earnings from our investments in unconsolidated co-investment ventures for the three months ended March 31 was as follows (in thousands):

	2015	2014
Earnings (loss) from unconsolidated co-investment ventures:
Americas	$4,798	$(329)
Europe	21,508	25,495
Asia	3,930	3,665
Total earnings from unconsolidated co-investment ventures, net	$30,236	$28,831

Strategic capital and other income:
Americas	$14,361	$14,325
Europe	18,393	21,700
Asia	8,549	8,797
Total strategic capital income	41,303	44,822
Development management and other income	1,640	707
Total strategic capital and other income	$42,943	$45,529

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The venture may obtain financing for the properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make additional contributions of properties and/or additional cash investments in these ventures through the remaining commitment period. During the first quarter of 2015, we contributed $49.1 million of our commitment to Prologis European Logistics Partners for repayment of third-party debt by the venture. We did not enter into any additional equity commitments in the first quarter of 2015.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.Assets Held for Sale

We had operating properties that met the criteria to be classified as held for sale at March 31, 2015 and December 31, 2014. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures. The amounts included in held for sale represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale consisted of the following (square feet and dollars in thousands):

	March 31, 2015	December 31, 2014
Number of properties	18	7
Square feet	3,492	457
Total assets held for sale	$337,229	$43,933
Total liabilities associated with assets held for sale – included in Other Liabilities	$8,292	$-

6.Note Receivable Backed by Real Estate

In February 2015, we issued a $197.5 million note receivable backed by real estate in connection with the disposition of real estate to a third party. We earn interest at an annual rate of 2.0%. The note and all accrued interest are due in February 2016.

7.Debt

All debt is held directly or indirectly by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

Our debt consisted of the following (dollars in thousands):

	March 31, 2015		December 31, 2014
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	1.1%	$65,372	-	$-
Senior notes	3.6%	5,731,500	3.6%	6,076,920
Exchangeable senior notes	-	-	3.3%	456,766
Secured mortgage debt	6.8%	751,244	6.1%	1,050,591
Secured mortgage debt of consolidated entities	2.5%	1,197,920	2.5%	1,207,106
Term loans (3)	1.2%	879,321	1.3%	572,730
Other debt	6.2%	16,064	6.2%	16,086
Totals	3.5%	$8,641,421	3.6%	$9,380,199

(1)The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discounts).

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($3.1 billion) and Japanese yen ($0.5 billion).

(3)	At March 31, 2015, we had outstanding borrowings on our euro term loan of $537.9 million and our Yen term loan was fully drawn.

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis up to $2.3 billion subject to currency fluctuations, as of March 31, 2015. We also have a ¥45 billion ($375.5 million at March 31, 2015) Japanese yen revolver (the “Revolver”) with availability to increase to ¥56.5 billion. We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

Information about our Credit Facilities at March 31, 2015, was as follows (in millions):

Aggregate lender - commitments	$2,658
Less:
Borrowings outstanding	65
Outstanding letters of credit	32
Current availability	$2,561

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Exchangeable Senior Notes

During March 2015, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of the Parent and $0.2 million of their notes for cash.

The fair value of the derivative associated with the exchangeable debt was a liability of $51.3 million at December 31, 2014. The fair value of the exchange option was $43.0 million immediately prior to the exchange in March 2015. When the debt was exchanged into common stock, the value of the derivative associated with the debt was reclassified to Additional Paid-In Capital in the Consolidated Balance Sheets. We recognized an unrealized gain due to the change in fair value of the derivative of $8.3 million and a loss of $22.8 million for the three months ended March 31, 2015 and 2014, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2015 and for each of the years in the period ending December 31, 2024, and thereafter were as follows at March 31, 2015 (in millions):

	Prologis
	Unsecured
	Credit	Senior	Term Loans and	Secured Mortgage		Consolidated Entities'	Total Consolidated
Maturity	Facilities	Notes	Other Debt	Debt	Total	Debt	Debt
2015 (1)	$-	$-	$1	$19	$20	$112	$132
2016	-	-	1	160	161	447	608
2017 (2)	-	378	539	5	922	206	1,128
2018	65	262	1	111	439	166	605
2019	-	693	1	285	979	1	980
2020	-	1,013	1	6	1,020	188	1,208
2021	-	500	342	11	853	1	854
2022	-	753	1	7	761	1	762
2023	-	850	1	7	858	1	859
2024	-	753	1	129	883	1	884
Thereafter	-	538	6	-	544	4	548
Subtotal	65	5,740	895	740	7,440	1,128	8,568
Unamortized premiums (discounts), net	-	(8)	-	11	3	70	73
Total	$65	$5,732	$895	$751	$7,443	$1,198	$8,641

(1)

We expect to repay the amounts maturing in 2015 related to our wholly owned debt with cash generated from operations, proceeds from the disposition of wholly owned real estate properties and with borrowings on our Credit Facilities.

(2)	Included in our debt is a term loan that can be extended until 2019 (two times each at one year), subject to satisfaction of certain conditions and payment of an extension fee.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. At March 31, 2015, we were in compliance with all covenants.

Early Extinguishment of Debt

During the three months ended March 31, 2015, we repurchased $286.5 million of secured mortgage debt prior to maturity, resulting in a loss on early extinguishment of debt of $16.3 million.

8.Stockholders’ Equity of Prologis, Inc. and Partners’ Capital of the Operating Partnership

Common Stock of Prologis, Inc.

During the three months ended March 31, 2015, we issued 1.7 million shares of common stock under our at-the-market program (“ATM”), which generated $71.8 million in net proceeds.

As discussed in Note 7, we issued 11.9 million shares of stock in the Parent in exchange for the settlement of our exchangeable notes in March 2015.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

9.Noncontrolling Interests

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of the Parent’s common stock (or cash), generally at a rate of one share of common stock to one unit. We also consolidate several entities in which we do not own 100% of the equity and the units of the entity are not exchangeable into our common stock.

Prologis, Inc.

The noncontrolling interest of the Parent includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the Parent.

The following is a summary of the noncontrolling interests and the consolidated entity’s total investment in real estate and debt at March 31, 2015 and December 31, 2014 (dollars and units in thousands):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2015	2014	2015	2014	2015	2014	2015	2014
Partnerships with exchangeable units (1)	various	various	$70,234	$70,716	$713,562	$711,310	$-	$-
Prologis North American Industrial Fund	66.1%	66.1%	537,996	544,718	2,749,785	2,771,299	1,180,409	1,188,836
Prologis U.S. Logistics Venture	55.0%	55.0%	423,401	427,307	1,008,793	1,006,183	-	-
Prologis Brazil Logistics Partners Fund I (2)	50.0%	50.0%	56,897	68,533	-	-	-	-
Other consolidated entities	various	various	33,473	48,627	299,446	307,686	17,511	18,269
Prologis, L.P. noncontrolling interests			1,122,001	1,159,901	4,771,586	4,796,478	1,197,920	1,207,105
Limited partners in Prologis, L.P. (3)			55,833	48,189	-	-	-	-
Prologis, Inc. noncontrolling interests			$1,177,834	$1,208,090	$4,771,586	$4,796,478	$1,197,920	$1,207,105

(1)

At March 31, 2015 and December 31, 2014, there were limited partnership units that were exchangeable into cash or, at our option, 1,885 and 1,887 shares, respectively, of the Parent’s common stock. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(2)

The assets of Prologis Brazil Logistics Partners Fund I are primarily investments in unconsolidated entities of $131.2 million and $152.0 million at March 31, 2015 and December 31, 2014, respectively. For additional information on our unconsolidated investments, see Note 4.

(3)

At March 31, 2015 and December 31, 2014, there were limited partnership units in the Operating Partnership that were exchangeable into cash or, at our option, 1,762 and 1,767 shares, respectively, of the Parent’s common stock. At March 31, 2015 and December 31, 2014, there were 993 and 113 LTIP Units (as defined in Note 10) outstanding, respectively, associated with our long-term compensation plan that are not exchangeable into the Parent’s common stock until they vest. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

10.Long-Term Compensation

At March 31, 2015, we had points awarded under our Outperformance Plan (“OPP”) outstanding. We also had restricted stock, restricted stock units (“RSUs”), Operating Partnership units (“LTIP Units”), special outperformance plan type of LTIP Units (“OPP LTIP Units”) and stock options outstanding under our incentive plans. See details below.

OPP

We granted points under our OPP on February 10, 2015, with a fair value of $26.5 million as of the date of grant using a Monte Carlo valuation model that assumed a risk free interest rate of 0.86% and an expected volatility of 28%. Such points relate to a three-year performance period that began on January 1, 2015, and will end on December 31, 2017. As of March 31, 2015, we also have OPP points outstanding for the 2013-2015 and 2014-2016 performance periods under the OPP.

RSUs

The activity for the three months ended March 31, 2015, with respect to our RSUs, was as follows (awards in thousands):

	Number of	Weighted Average
	Unvested RSUs	Grant-Date Fair Value
Balance at January 1, 2015	2,415	$39.38
Granted	644
Vested	(947)
Forfeited	(518)
Balance at March 31, 2015	1,594	$42.28

In 2014, certain participants in our long-term incentive plan were offered an election to exchange outstanding but unvested full value awards for LTIP Units, which exchange was completed in January 2015. Included in the forfeited unvested RSUs were 0.5 million units that were forfeited upon exchange for unvested LTIP Units per this election.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

LTIP Units

The activity for the three months ended March 31, 2015, was as follows (units in thousands):

	Number of	Weighted
	Unvested LTIP Units	Average
Balance at January 1, 2015	113	$41.43
Granted	1,131
Vested	(251)
Balance at March 31, 2015	993	$43.25

During the three months ended March 31, 2015, 0.9 million OPP LTIP Units were forfeited because the OPP performance criteria for the 2012-2014 performance period were not achieved. As of March 31, 2015, there were 1.9 million OPP LTIP Units issued with respect to the 2013-2015 and 2014-2016 performance periods. OPP LTIP Units receive quarterly cash distributions equal to one-tenth of the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement of the Operating Partnership.

Stock Options

We have 4.9 million stock options outstanding and exercisable at March 31, 2015, with a weighted average exercise price of $35.13. No stock options were granted in 2015.

11.Earnings Per Common Share / Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2015	2014
Net earnings attributable to common stockholders	$345,206	$4,666
Noncontrolling interest attributable to exchangeable limited partnership units	1,650	17
Net loss associated with exchangeable debt assumed exchanged	(1,614)	-
Adjusted net earnings attributable to common stockholders	$345,242	$4,683

Weighted average common shares outstanding - Basic (1)	514,022	498,696
Incremental weighted average effect on exchange of limited partnership units (2)	3,794	1,767
Incremental weighted average effect of equity awards and warrant	2,394	3,910
Incremental weighted average effect on exchange of exchangeable debt (3)	8,812	-
Weighted average common shares outstanding - Diluted (4)	529,022	504,373

Net earnings per share attributable to common stockholders -
Basic	$0.67	$0.01
Diluted	$0.65	$0.01

	Three Months Ended
	March 31,
Prologis, L.P.	2015	2014
Net earnings attributable to common unitholders	$346,488	$4,683
Noncontrolling interest attributable to exchangeable limited partnership units	368	-
Net loss associated with exchangeable debt assumed exchanged	(1,614)	-
Adjusted net earnings attributable to common unitholders	$345,242	$4,683

Weighted average common partnership units outstanding - Basic (1)	515,931	500,463
Incremental weighted average effect on exchange of limited partnership units	1,885	-
Incremental weighted average effect of equity awards and warrant of Prologis, Inc.	2,394	3,910
Incremental weighted average effect on exchange of exchangeable debt (3)	8,812	-
Weighted average common partnership units outstanding - Diluted (4)	529,022	504,373

Net earnings per unit attributable to common unitholders -
Basic	$0.67	$0.01
Diluted	$0.65	$0.01

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(1)

The increase in shares/units between the periods is primarily due to a warrant Norges Bank Investment Management exercised in December 2014, the ATM program activity in late 2014 and early 2015 and the conversion of exchangeable debt to shares/units in March 2015.

(2)

Earnings allocated to the exchangeable Operating Partnership units not held by the Parent has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share/unit amount is the same. The incremental weighted average exchangeable Operating Partnership units were 1,908 and 1,767 for the three months ended March 31, 2015 and 2014, respectively.

(3)	In March 2015, the exchangeable debt was settled primarily through the issuance of common stock. The adjustment in 2015 assumes the exchange occurred on January 1, 2015.

(4)

Total weighted average potentially dilutive stock awards were 7,391 for the three months ended March 31, 2015. Total weighted average dilutive stock awards and warrants outstanding were 15,546 for the three months ended March 31, 2014. Total weighted average potentially dilutive shares/units from exchangeable debt outstanding were 8,812 and 11,879 for the three months ended March 31, 2015 and 2014, respectively. Total weighted average potentially dilutive limited partnership units outstanding were 1,885 and 1,949 for the three months ended March 31, 2015 and 2014, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

12.Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts, such as foreign currency contracts to manage foreign currency exposure, and interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading or speculative purposes. All of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk. There have been no significant changes in our policy or strategy from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Foreign Currency

We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. In certain circumstances, we may also borrow debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact to our earnings from the fluctuations in exchange rates, we may designate the debt as a non-derivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. We measure the effectiveness of our net investment hedges and our non-derivative financial instrument hedges by using the changes in forward exchange rates. Under this method, we report all changes in fair value of the non-derivative financial instrument and net investment hedges in equity in the foreign currency translation component of Accumulated Other Comprehensive Loss (“AOCI”) in the Consolidated Balance Sheets. These amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred. We did not record any ineffectiveness on our foreign currency derivative contracts during the three months ended March 31, 2015 and 2014.

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the translation of our projected net operating income of our international subsidiaries, principally in Europe and Japan. A collar contract combines put and call options into one contract with the purchase of a foreign currency put option, combined with the sale of a foreign currency call option such that there is no cash outlay at execution. This strategy effectively locks in a range around the rate at which net operating earnings of our international subsidiaries will be translated into U.S. dollars. Foreign currency option contracts are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

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

Summary of Activity

The following table summarizes the activity in our derivative instruments for the three months ended March 31 (in millions):

2015
	Foreign Currency Contracts
	Net Investment Contracts						Forward and Option Contracts (1) (2)						Interest Rate Swaps
Notional amounts at January 1	€300	$400	£238	$400	¥24,136	$250	€284	$354	£-	$-	¥-	$-	$398
New contracts	-	-	-	-	-	-	198	224	126	188	12,740	109	-
Matured or expired contracts	-	-	-	-	-	-	(217)	(265)	(7)	(11)	(1,200)	(10)	-
Notional amounts at March 31	€300	$400	£238	$400	¥24,136	$250	€265	$313	£119	$177	¥11,540	$99	$398

Weighted Average Forward Rate at March 31		1.33	($/€)	1.68	($/£)	96.54	(¥/$)	1.18	($/€)	1.49	($/£)	117.10	(¥/$)
Active contracts at March 31		4		3		3		18		15		14	2

2014
	Foreign Currency Contracts
	Net Investment Contracts				Interest Rate Swaps
Notional amounts at January 1	€600	$800	¥24,136	$250	$71
New contracts	761	1,040	-	-	-
Matured or expired contracts	(346)	(470)	-	-	-
Notional amounts at March 31	€1,015	$1,370	¥24,136	$250	$71

(1)

During the three months ended March 31, 2015, we exercised six options and recognized a net gain of approximately $2.2 million in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(2)

Included in our British pounds sterling denominated option contracts are eight forward contracts to sell British pounds sterling and buy euros. These forwards have a notional amount of £47.0 million (€62.8 million) and were reported above using a weighted average exchange rate of 1.11 U.S. dollars to the euro.

The following table presents the fair value of our derivative instruments (in thousands):

	March 31, 2015		December 31, 2014
	Asset	Liability	Asset	Liability
Net investment hedges - euro denominated	$64,454	$-	$22,891	$-
Net investment hedges - yen denominated	49,542	-	46,934	-
Net investment hedges - pound sterling denominated	46,788	-	29,097	-
Foreign currency options - euro denominated (1)	25,852	-	7,742	-
Foreign currency options - yen denominated (1)	1,129	-	-	-
Foreign currency options - pound sterling denominated (1)	880	1,749	-	-
Interest rate swap hedges	187	-	-	1,395
Total fair value of derivatives	$188,832	$1,749	$106,664	$1,395

(1)

As discussed above, the foreign currency options are not designated as hedges. We recognized gains of $20.1 million in Foreign Currency and Derivative Gains and (Losses) and Related Amortization, Net in the Consolidated Statements of Operations from the change in value of our outstanding foreign currency options for the three months ended March 31, 2015.

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income (Loss) during the periods presented is due to the translation upon consolidation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar for which we recorded losses of $517.6 million and gains of $17.6 million, respectively, for the three months ended March 31, 2015 and 2014. It also includes the change in fair value for the effective portion of our derivative and non-derivative instruments. The following table presents the gains and losses associated with the change in fair value for the effective portion of our derivative and non-derivative instruments included in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Derivative net investment hedges (1)	$63,178	$(16,914)
Interest rate swap hedges (2)	1,582	(1,107)
Our share of derivatives from unconsolidated co-investment ventures	2,227	-
Total gain (loss) on derivative instruments	66,987	(18,021)
Non-derivative net investment hedges (3)	330,114	(5,530)
Total gain (loss) on derivative and non-derivative instruments	$397,101	$(23,551)

(1)	This includes losses of $6.9 million for the three months ended March 31, 2014, upon the settlement of net investment hedges. No net investment hedges were settled in 2015.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(2)

The amounts reclassified to interest expense for the three months ended March 31, 2015 and 2014, respectively, were not considered significant. We do not expect the amounts to be reclassified to interest expense for the next 12 months to be significant.

(3)

At March 31, 2015 and December 31, 2014, we had €2.4 billion ($2.6 billion) and €2.5 billion ($3.0 billion) of debt, net of accrued interest, respectively, designated as non-derivative financial instrument hedges of our net investment in international subsidiaries. We had €102.0 million ($109.8 million) and €97.6 million ($118.5 million) of debt, respectively, that was not designated as a non-derivative financial instrument hedge at March 31, 2015 and December 31, 2014. We recognized unrealized gains of $15.4 million in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations on the unhedged portion or our debt during the three months ended March 31, 2015. We did not recognize any gain or loss during the three months ended March 31, 2014.

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

Fair Value Measurements on a Recurring Basis

At March 31, 2015 and December 31, 2014, other than the derivatives discussed above and in Note 7, we did not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements. We determined the fair value of our derivative instruments using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. We determined the fair values of our interest rate swaps using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. We based the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. We based the fair values of our net investment hedges upon the change in the spot rate at the end of the period as compared to the strike price at inception.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, all of our derivatives held at March 31, 2015 and December 31, 2014, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Non-Recurring Basis

Assets measured at fair value on a non-recurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. There were no assets that met these criteria at March 31, 2015 or December 31, 2014.

Fair Value of Financial Instruments

At March 31, 2015 and December 31, 2014, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At March 31, 2015 and December 31, 2014, we estimated the fair value of our senior notes and exchangeable senior notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities and term loans by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2015 and December 31, 2014, as compared with those in effect when the debt was issued or acquired, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$65,372	$65,504	$-	$-
Senior notes	5,731,500	6,301,689	6,076,920	6,593,657
Exchangeable senior notes	-	-	456,766	511,931
Secured mortgage debt	751,244	865,286	1,050,591	1,173,488
Secured mortgage debt of consolidated entities	1,197,920	1,205,481	1,207,106	1,209,271
Term loans and other debt	895,385	900,575	588,816	591,810
Total debt	$8,641,421	$9,338,535	$9,380,199	$10,080,157

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

13.Business Segments

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Real estate operations:
Americas	$390,630	$356,125
Europe	18,769	16,188
Asia	11,423	17,059
Total Real Estate Operations segment	420,822	389,372
Strategic capital:
Americas	14,926	14,575
Europe	18,393	21,700
Asia	8,706	9,035
Total Strategic Capital segment	42,025	45,310

Total revenues	$462,847	$434,682

Net operating income:
Real estate operations:
Americas	$269,891	$253,461
Europe	10,938	8,224
Asia	7,484	12,117
Total Real Estate Operations segment	288,313	273,802
Strategic capital:
Americas	4,891	2,056
Europe	11,865	13,684
Asia	4,908	5,407
Total Strategic Capital segment	21,664	21,147

Total segment net operating income	309,977	294,949
Reconciling items:
General and administrative expenses	(56,288)	(63,203)
Depreciation and amortization	(169,808)	(160,280)
Earnings from unconsolidated entities, net	31,042	29,746
Interest expense	(68,761)	(85,523)
Interest and other income, net	11,049	14,050
Gains on dispositions of investments in real estate, net	277,715	17,055
Foreign currency and derivative gains (losses) and related amortization, net	34,566	(28,184)
Gains (losses) on early extinguishment of debt, net	(16,289)	273
Total reconciling items	43,226	(276,066)
Earnings before income taxes	$353,203	$18,883

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets:
Real estate operations:
Americas	$17,151,143	$17,432,909
Europe	1,540,652	1,820,529
Asia	949,754	926,645
Total Real Estate Operations segment	19,641,549	20,180,083
Strategic capital:
Americas	20,317	20,635
Europe	50,848	54,577
Asia	2,527	2,718
Total Strategic Capital segment	73,692	77,930
Total segment assets	19,715,241	20,258,013
Reconciling items:
Investments in and advances to unconsolidated entities	4,559,721	4,824,724
Assets held for sale	337,229	43,934
Note receivable backed by real estate	197,500	-
Cash and cash equivalents	192,013	350,692
Other assets	459,117	340,860
Total reconciling items	5,745,580	5,560,210
Total assets	$25,460,821	$25,818,223

14.Supplemental Cash Flow Information

Our significant non-cash investing and financing activities for the three months ended March 31, 2015 and 2014 included the following:

•	We issued a note receivable in 2015, as disclosed in Note 6.

•	Holders of our exchangeable senior notes exchanged their notes into common stock of the Parent in 2015, as disclosed in Note 7.

•	We capitalized $5.7 million and $5.3 million, respectively, of equity-based compensation expense due to our development and leasing activities.

The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2015 and 2014, was $135.9 million and $75.1 million, respectively.

During the three months ended March 31, 2015 and 2014, cash paid for income taxes, net of refunds, was $13.5 million and $23.6 million, respectively.

15.Subsequent Events

On April 17, 2015, we signed purchase agreements to acquire the real estate assets and operating platform of KTR Capital Partners and its affiliates for approximately $5.9 billion. The portfolio includes 322 operating properties aggregating 60 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated potential build out of 6.8 million square feet. The properties will be acquired by our consolidated co-investment venture USLV, in which we own 55%. The purchase price includes the assumption of approximately $700 million of secured mortgage debt and the issuance of up to $230 million of common limited partnership units in the Operating Partnership. The transaction is anticipated to close during the second quarter of 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of March 31, 2015, the related consolidated statements of operations, and consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2015 and 2014, the related consolidated statement of equity for the three-month period ended March 31, 2015, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. As discussed in note 2 to those consolidated financial statements, the Company changed its method of accounting for discontinued operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado
May 1, 2015

Report of Independent Registered Public Accounting Firm

The Partners
Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of March 31, 2015, the related consolidated statements of operations, and consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2015 and 2014, the related consolidated statement of capital for the three-month period ended March 31, 2015, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, L.P. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), capital and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. As discussed in note 2 to those consolidated financial statements, the Company changed its method of accounting for discontinued operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado
May 1, 2015

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2014 Annual Report on Form 10-K.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “designed to achieve,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital directly or in existing or new co-investment ventures – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part I, Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K. References to “we,” “us” and “our” refer to Prologis, Inc. and its consolidated subsidiaries.

Management’s Overview

We are the global leader in industrial real estate, focused on markets across the Americas, Europe and Asia. At March 31, 2015, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 594 million square feet (55 million square meters) in 21 countries. We lease modern distribution facilities to more than 4,700 customers, including third-party logistics providers, transportation companies, retailers and manufacturers.

Prologis, Inc. is a self-administered and self-managed real estate investment trust (a “REIT”), and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate Prologis, Inc. and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Real Estate Operations

Rental Operations. Rental operations represent the main source of our revenues, earnings and funds from operations (see definition and a complete reconciliation below). We collect rent from our customers through operating leases, including reimbursements for the majority of our operating costs. We expect to generate long-term internal growth in rental income by maintaining high occupancy rates, controlling expenses and through increasing rents. Our rental income is diversified due to our global presence and broad customer base. We believe our property management, leasing and maintenance teams, together with our capital expenditure, energy management and risk management programs, create cost efficiencies that allow us to capitalize on the economies of scale inherent in owning, operating and growing a global portfolio.

Capital Deployment. Capital deployment includes the development, re-development and acquisition of industrial properties that lead to rental operations and is therefore included with rental operations for segment reporting. We deploy capital primarily in global and regional markets to meet our customers’ needs. We capitalize on the following: (i) our land bank; (ii) the development expertise of our local teams; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities. We aim to increase our rental income and our net asset value by leasing newly developed space and acquiring operating properties. We develop properties for long-term hold, for contribution to our co-investment ventures and, occasionally, for sale to third parties.

Strategic Capital

We invest with partners and investors through private and public ventures which may be consolidated or unconsolidated. We tailor industrial portfolios to meet investors’ specific needs, with a focus on long-term ventures and open-ended funds. We also access alternative sources of equity through investment vehicles containing publicly traded vehicles such as Nippon Prologis REIT, Inc. and FIBRA Prologis. These private and public vehicles fund our capital needs in distinct geographies across our global platform. We hold a significant ownership interest in these ventures, aligning our interests with those of our partners. We generate strategic capital revenues from our unconsolidated ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees during the life of a venture or upon liquidation (we refer to these incentive fees as promotes). We believe our co-investment ventures will continue to serve as a source of capital for investments, provide incremental revenues and mitigate foreign currency risk associated with our international investments. We plan to grow this business generally through growth in existing ventures.

Growth Strategies

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenue, earnings, net operating income (“NOI”), cash flows and Core FFO (see below for definitions and reconciliations of our financial measures that are not determined in accordance with U.S. generally accepted accounting principles (“GAAP”)) is based on:

•

Rising Rents. Market rents are increasing across many of our markets. We expect growth to continue as demand for logistics facilities is strong across the globe. As many of our leases originated during low rent periods following the global financial crisis, there is room for growth of in-place leases, which translates into increased NOI, earnings and cash flow. During the first quarter of 2015, we had positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) of 9.7%. This represented the ninth consecutive quarter of positive rent change.

•

Value Creation from Development. We believe a successful development program involves maintaining control of well-positioned land. Based on our current estimates, our land bank has the potential to support the development of nearly 178.9 million additional square feet. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward through development or land sales. During the first quarter of 2015, in our owned and managed portfolio, we stabilized development projects with a total expected investment of $358.2 million. We estimate that post-stabilization, the value of these buildings will be approximately 35.5% more than their book value or the cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models).

•

Economies of Scale from Growth in Assets Under Management. We believe we have the infrastructure and an acquisition pipeline that will allow us to increase our investments in real estate, with minimal increases to general and administrative expenses. During the first quarter of 2015, our owned and managed real estate assets increased through the acquisition of 2.4 million square feet of buildings, principally in our unconsolidated ventures in Europe, and the addition of 4.1 million square feet of development starts, which was partially offset by dispositions to third parties of 2.7 million square feet. In April 2015, we announced an acquisition expected to close in the second quarter of 2015 (discussed below) and we expect minimal increases in net general and administrative expenses (“G&A”) as a result of the acquisition.

Summary of 2015

During the three months ended March 31, 2015, and through the date of this report, we completed the following activities as further described in the Consolidated Financial Statements:

•

We generated net proceeds of $524.7 million and net gains of $277.7 million from the contribution and disposition of real estate investments. The gains were primarily driven by dispositions in the United States.

•	During March 2015, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of the Parent and $0.2 million of their notes for cash.

•	During the three months ended March 31, 2015, we issued 1.7 million shares of common stock of the Parent under our at-the-market program (“ATM”), which generated $71.8 million in net proceeds.

•

On April 17, 2015, we signed purchase agreements to acquire the real estate assets and operating platform of KTR Capital Partners and its affiliates for approximately $5.9 billion. The portfolio includes 322 operating properties aggregating 60 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated potential build out of 6.8 million square feet. The properties will be acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture (“USLV”), in which we own 55%. The purchase price includes the assumption of approximately $700 million of secured mortgage debt and the issuance of up to $230 million of common limited partnership units in the Operating Partnership. The transaction is anticipated to close during the second quarter of 2015. See further discussion in “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Real Estate Operations

Included in this segment is rental income and rental expense recognized from our consolidated operating properties. Our consolidated portfolio was relatively consistent during 2014 and 2015. The operating fundamentals in the markets in which we operate have been improving, which has positively impacted both the occupancy and rental rates we have experienced, and has also fueled development activity. Also included in this segment is revenue from land we own and lease to customers and development management and other income, net of acquisition, disposition and land holding costs.

Real Estate Operations NOI for the three months ended March 31 was as follows (dollars in millions):

	2015	2014
Rental and other income	$326.5	$302.0
Rental recoveries	94.3	87.4
Rental and other expenses	(132.5)	(115.6)
Real Estate Operations - NOI	$288.3	$273.8

Operating margin	68.5%	70.3%

Average occupancy	95.7%	94.6%

Detail of our consolidated operating properties was as follows (square feet in millions):

	March 31,	December 31,	March 31,
	2015	2014	2014
Number of properties	1,581	1,607	1,614
Square Feet	282.5	282.3	270.5
Occupied %	96.2%	96.3%	94.6%

Below are the key drivers of Real Estate Operations NOI:

•

Activity within the portfolio, which included acquisitions, contributions to co-investment ventures and dispositions to third parties, impacted NOI for the three months ended March 31, 2015, from the same period in 2014 as follows:

o	Acquisitions and development activity: $12.7 million increase;
o	consolidation of Prologis North American Industrial Fund (“NAIF”) during the fourth quarter of 2014: $42.5 million increase;
o	contribution activity: $32.6 million decrease;
o	disposition activity: $17.1 million decrease.

•	Average occupancy in our operating properties increased 110 basis points for the three months ended March 31, 2015, from the same period in 2014.

•	We leased a total of 19.7 million square feet during the three months ended March 31, 2015, compared to 16.7 million square feet during the same period in 2014.

•

We recognize changes in rental income from certain contractual rent increases from our existing leases and from rent change on new leases. We recognize the total rental income under the lease on a straight-line basis over the term of the lease. This includes all contractual changes that are known. If a lease has a contractual rent increase based on the consumer price index or similar metric that is not known, the rent increase is not included in rent leveling and therefore any rent increase will impact the rental income we recognize.

•

We have experienced an increase in rental rates on the turnover of existing leases for the last nine quarters that has resulted in higher average rental rates in our portfolio and increased rental income and NOI as those leases commenced.

•

Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 74.3% and 79.0% of total rental expenses for the three months ended March 31, 2015 and 2014, respectively.

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

Strategic Capital NOI for the three months ended March 31 was as follows (dollars in millions):

	2015	2014
Strategic Capital - NOI:
Americas:
Asset management and other fees	$11.9	$11.8
Leasing commissions, acquisition and other transaction fees	3.0	2.7
Strategic capital expenses	(10.0)	(12.5)
Subtotal Americas	4.9	2.0
Europe:
Asset management and other fees	17.0	17.3
Leasing commissions, acquisition and other transaction fees	1.4	4.4
Strategic capital expenses	(6.5)	(8.0)
Subtotal Europe	11.9	13.7
Asia:
Asset management and other fees	7.9	7.8
Leasing commissions, acquisition and other transaction fees	0.8	1.2
Strategic capital expenses	(3.8)	(3.6)
Subtotal Asia	4.9	5.4
Strategic Capital - NOI	$21.7	$21.1

We had the following assets under management held through our unconsolidated co-investment ventures (dollars and square feet in millions):

	March 31,	December 31,	March 31,
	2015	2014	2014
Americas:
Number of ventures	3	3	4
Square feet	87.6	87.1	109.2
Total assets	$6,889	$7,063	$8,074
Europe:
Number of ventures	4	4	4
Square feet	150.2	147.4	136.6
Total assets	$10,502	$11,463	$12,119
Asia:
Number of ventures	2	2	2
Square feet	26.4	26.2	23.3
Total assets	$4,144	$4,135	$4,048
Total:
Number of ventures	9	9	10
Square feet	264.2	260.7	269.1
Total assets	$21,535	$22,661	$24,241

Below are the key drivers of Strategic Capital NOI:

•	We acquired a controlling interest in our co-investment venture NAIF in the fourth quarter of 2014 and began consolidating the venture.

•	We formed the co-investment venture FIBRA Prologis in Mexico in June 2014 and in connection with this transaction, we concluded the Mexico Industrial Fund.

•	We contributed 3 and 126 properties to several co-investment ventures for the three months ended March 31, 2015, and during all of 2014, respectively.

•	We acquired 17 and 81 properties from third parties for the three months ended March 31, 2015, and during all of 2014, respectively.

•

The amounts presented above for Europe and Asia are shown in U.S. dollars and were impacted by fluctuations in the exchange rates of primarily euro, British pound sterling and Japanese yen to U.S. dollar. We have hedged the majority of our investment in euro, British pound sterling, and Japanese yen through outstanding debt and derivative instruments that offset the majority of these fluctuations.

The direct costs associated with Strategic Capital totaled $20.4 million and $24.2 million for the three months ended March 31, 2015 and 2014, respectively, and are included in Strategic Capital Expenses in the Consolidated Statements of Operations.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

Our Owned and Managed Portfolio

We manage our business on an owned and managed basis without regard to whether a particular property is wholly owned by us or owned by one of our co-investment ventures. As further discussed below, we believe that the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated properties. The activity in our owned and managed properties impacts Real Estate Operations NOI, Strategic Capital revenues and the net earnings we recognize from our unconsolidated co-investment ventures.

Our total owned and managed properties includes operating industrial properties and does not include properties under development or held for sale to third parties and was as follows (square feet in millions):

	March 31, 2015			December 31, 2014			March 31, 2014
	Number of Properties	Square Feet	Occupied %	Number of Properties	Square Feet	Occupied %	Number of Properties	Square Feet	Occupied %
Consolidated	1,581	282.5	96.2%	1,607	282.3	96.3%	1,614	270.5	94.6%
Unconsolidated	1,300	264.2	94.7%	1,278	260.7	95.0%	1,342	269.1	93.7%
Totals	2,881	546.7	95.5%	2,885	543.0	95.6%	2,956	539.6	94.1%

Operating Activity

Information on our operating activity for the three months ended March 31 is summarized below (square feet in millions):

	2015	2014
Aggregate leased square feet	39.2	33.7
Average turnover costs per square foot	$1.37	$1.26
Rent change on rollover	9.7%	7.0%
Weighted-average retention percentage on aggregate leased square feet	86.3%	84.6%

Development Start Activity

Information on our development starts for the three months ended March 31 is summarized below (dollars and square feet in millions):

	2015 (1)	2014
Number of properties	14	13
Aggregated square feet	$4.1	$2.4
Total expected investment ("TEI")	$280.1	$172.2
Our proportionate share of TEI based on ownership	$218.4	$140.5
Percentage of build-to-suits based on TEI	16.5%	38.9%
Weighted average expected yield on TEI	7.1%	7.7%
Estimated value at completion	$337.7	$210.3
Estimated margin	20.5%	22.2%

(1)We expect these developments to be completed before April 2016.

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio, as well as properties owned by the unconsolidated co-investment ventures that are managed by us, in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2015, as those properties that were in operation at January 1, 2014, and have been in operation throughout the same three-month periods in both 2015 and 2014. We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that impact rental income, rental expenses and NOI in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into U.S. dollars, for both periods.

We calculate our same store results on a quarterly basis. The following is a reconciliation of our consolidated rental income, rental expenses and NOI (calculated as rental income and recoveries less rental expenses), as included in the Consolidated Statements of Operations, to the respective amounts in our same store portfolio analysis for the three months ended March 31 (in millions):

			Percentage
	2015	2014	Change
Rental Income (1) (2)
Consolidated:
Rental income per the Consolidated Statements of Operations	$324.5	$300.8
Rental recoveries per the Consolidated Statements of Operations	94.3	87.4
Consolidated adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio - properties developed, acquired and/or sold to third parties during the period and land subject to ground leases	(35.8)	(40.1)
Effect of changes in foreign currency exchange rates and other	(1.3)	(6.9)
Unconsolidated co-investment ventures — rental income	415.7	422.1
Same store portfolio — rental income (2)	797.4	763.3	4.5%
Rental Expenses (1) (3)
Consolidated:
Rental expenses per the Consolidated Statements of Operations	$126.9	$110.5
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio - properties developed, acquired and/or sold to third parties during the period and land subject to ground leases	(11.6)	(12.5)
Effect of changes in foreign currency exchange rates and other	6.1	5.4
Unconsolidated co-investment ventures — rental expenses	97.4	101.1
Same store portfolio — rental expenses (3)	218.8	204.5	7.0%
NOI (1)
Consolidated:
NOI per the Consolidated Statements of Operations	$291.9	$277.7
Consolidated adjustments to derive same store results:
NOI of properties not in the same store portfolio - properties developed, acquired and/or sold to third parties during the period and land subject to ground leases	(24.2)	(27.6)
Effect of changes in foreign currency exchange rates and other	(7.4)	(12.3)
Unconsolidated co-investment ventures — net operating income	318.3	321.0
Same store portfolio — NOI	$578.6	$558.8	3.5%

(1)

As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated co-investment ventures that are managed by us. We include 100% of the NOI from the properties in our same store portfolio. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).

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

Other Components of Income (Expense)

G&A Expenses

G&A expenses for the three months ended March 31 consisted of the following (in millions):

	2015	2014
Gross overhead	$108.7	$117.2
Reported as rental expenses	(8.0)	(8.1)
Reported as strategic capital expenses	(20.3)	(24.1)
Capitalized amounts	(24.1)	(21.8)
G&A expenses	$56.3	$63.2

Gross overhead includes all costs related to our business, including the Real Estate Operations and Strategic Capital segments. We allocate a portion of our G&A expenses that relate to property management functions to both segments based on the size of the respective portfolios. Costs directly associated to Strategic Capital are also allocated to that segment. The decrease in gross overhead was principally due to fluctuations in foreign currency exchange rates between the U.S. dollar and the euro, British pound sterling and Japanese yen.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other general and administrative costs. The capitalized G&A for the three months ended March 31 were as follows (in millions):

	2015	2014
Development activities	$17.9	$16.9
Leasing activities	5.1	4.7
Costs related to internally developed software	1.1	0.2
Total capitalized G&A expenses	$24.1	$21.8

For the three months ended March 31, 2015 and 2014, the capitalized salaries and related costs represented 29.9% and 23.0%, respectively, of our total salaries and related costs, which includes cash and stock compensation and other employee-related expenses.

Depreciation and Amortization

Depreciation and amortization was $169.8 million and $160.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase in depreciation and amortization was principally a result of increased investment in real estate properties from the consolidation of NAIF in the fourth quarter of 2014, acquired properties and completed development over the last year. This is offset slightly by the disposition and contribution of properties.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities that are accounted for under the equity method of $31.0 million and $29.7 million for the three months ended March 31, 2015 and 2014, respectively. The earnings we recognize are impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) our ownership interest in each venture; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense from continuing operations included the following components for the three months ended March 31 (in millions):

	2015	2014
Gross interest expense	$91.5	$102.5
Amortization of premium, net	(9.8)	(5.8)
Amortization of deferred loan costs	3.4	3.4
Interest expense before capitalization	$85.1	$100.1
Capitalized amounts	(16.3)	(14.6)
Net interest expense	$68.8	$85.5

Gross interest expense decreased for the three months ended March 31, 2015, compared to the same period in 2014, due to lower debt levels during the period and a decrease in interest rates. We decreased our debt by $229.2 million, from March 31, 2014 to March 31, 2015, principally from the conversion of our $460.0 million of exchangeable debt in March 2015, changes in foreign currency exchange rates, along with payments made from proceeds received from dispositions, offset by borrowings.

Our weighted average effective interest rate was 3.7% and 4.7% for the three months ended March 31 2015 and 2014, respectively.

During 2015 and 2014, we issued new debt with lower borrowing costs and used the proceeds to pay down or buy back our higher cost debt.

See Note 7 to the Consolidated Financial Statements and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net

We recognized $277.7 million and $17.1 million for the three months ended March 31, 2015 and 2014, respectively, driven primarily by sales to third parties in the United States. We expect to have contributions to co-investments in the future, primarily in Europe, Japan and Mexico, as well as the disposition of properties to third parties, all depending on market conditions and other factors. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net

We recognized gains of $34.6 million and losses of $28.2 million for the three months ended March 31, 2015 and 2014, respectively. The gains were principally driven by gains on foreign currency transactions of $31.6 million, including by the foreign currency impact of the euro, British pound sterling and Japanese yen derivatives (see Note 12), and a gain of $5.1 million on the embedded derivative instrument (exchange feature), net of related amortization, related to our exchangeable senior notes. The losses in 2014 were driven by the derivative instrument (exchange feature) related to our exchangeable senior notes. The exchangeable notes were exchanged in March 2015 primarily with shares of common stock, so there will be no impact to the financial statements going forward. See Note 7 to the Consolidated Financial Statements for information about our embedded derivative instrument (exchange feature) related to our exchangeable senior notes that matured March 15, 2015.

Gains (Losses) on Early Extinguishment of Debt, Net

During the three months ended March 31, 2015, we extinguished $286.5 million secured mortgage debt prior to maturity, which resulted in a loss of $16.3 million.

Income Tax Expense (Benefit)

During the three months ended March 31, 2015 and 2014, our current income tax expense was $0.8 million and $5.8 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries (“TRSs”), state and local income taxes and taxes incurred in our foreign jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. The majority of the current income tax expense for both periods relates to asset sales and contributions of properties there were held in foreign subsidiaries or TRSs.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated ventures in which we do not own 100% of the equity, as well as the limited partners’ interests in the Operating Partnership. During the three months ended March 31, 2015 and 2014, the net earnings attributable to noncontrolling interest for Prologis, Inc. was $4.4 million and $5.2 million, respectively, and primarily related to operating activity in our consolidated co-investment venture, USLV.

See Note 9 to the Consolidated Financial Statements for further information on our consolidated ventures.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gains (Losses), Net

We recognize unrealized gains or losses related to the translation of our foreign subsidiaries’ assets and liabilities into U.S. dollars, along with realized and unrealized gains or losses associated with the changes in the fair value of derivative and non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations.

During the three months ended March 31, 2015 and 2014, we recorded unrealized losses of $124.3 million and $4.7 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. In 2015, we recorded unrealized losses principally due to the weakening of the euro, British pound sterling, Japanese yen and Brazilian real to the U.S. dollar from the beginning of the period to the end of the period.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•

As discussed in Note 15 in the Consolidated Financial Statements, on April 17, 2015 we announced the acquisition of the real estate assets and operating platform from KTR Capital Partners and its affiliates for approximately $5.9 billion. As the acquisition is being made by a consolidated co-investment venture in which we own 55%, our share of the purchase price is approximately $3.2 billion, which we expect to fund through assumption of debt of approximately $385 million, issuance of OP units of up to $230 million and payment of cash of $2.6 billion. Contemporaneously with the announcement of the acquisition, we received a commitment from Morgan Stanley Senior Funding, Inc. to provide a $1.0 billion bridge facility, (the “Bridge Facility”) for the transaction. We may finance the cash portion through a variety of options, all depending on market conditions, including available borrowings on our credit facilities of $2.6 billion, a $1.0 billion

Bridge Facility, the issuance of debt or equity securities or the sale of investments in real estate. The transaction is anticipated to close during the second quarter of 2015.

•	repayment of debt, including payments on our credit facilities and scheduled principal payments for the remainder of 2015, of approximately $132 million and;

•

completion of the development and leasing of the properties in our consolidated development portfolio (we had 78 properties at March 31, 2015, in our development portfolio that were 48.4% leased with a current investment of $1.5 billion and a total expected investment of $2.4 billion when completed and leased, leaving $0.9 billion remaining to be spent);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated ventures or new investments in future unconsolidated ventures;

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

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($192.0 million at March 31, 2015);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•

borrowing capacity under our current credit facility arrangements discussed below ($2.6 billion available at March 31, 2015), other facilities or borrowing arrangements including the bridge facility discussed above;

•	proceeds from the issuance of equity securities, including through the at-the-market program (we issued 1.7 million shares of common stock in 2015, generating net proceeds of $71.8 million); and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

Debt balances consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Debt outstanding	$8,641	$9,380
Weighted average interest rate	3.5%	3.6%
Weighted average maturity (in months)	71	70

At March 31, 2015, we had credit facilities with an aggregate borrowing capacity of $2.7 billion, of which $2.6 billion was available.

At March 31, 2015, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 7 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. For more information on equity commitments for our unconsolidated co-investment ventures, see Note 4 to the Consolidated Financial Statements.

Cash Provided by Operating Activities

For the three months ended March 31, 2015 and 2014, operating activities provided net cash of $81.5 million and $72.2 million, respectively. In the first three months of 2015 and 2014, cash provided by operating activities was less than cash dividends paid on common and preferred stock by $109.1 million and $96.0 million, respectively. We used proceeds from dispositions to third parties and contributions of real estate properties to consolidated and unconsolidated entities ($325.8 million in 2015 and $533.6 million in 2014) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the three months ended March 31, 2015 and 2014, investing activities used net cash of $200.3 million and $517.1 million, respectively. The following are the significant activities for both periods presented:

•

Real estate development. We invested $336.0 million and $244.3 million in 2015 and 2014, respectively, in real estate development and leasing costs for first generation leases. We have 51 properties under development and 27 properties that are completed but not stabilized at March 31, 2015, and we expect to continue to develop new properties as the opportunities arise.

•	Real estate acquisitions. In 2015, we acquired total real estate of $68.8 million, which included 198 acres of land and one operating property. In 2014, we acquired 50 acres of land for $77.3 million.

•

Capital expenditures. We invested $42.4 million and $40.9 million in our operating properties during 2015 and 2014, respectively; which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from dispositions and contributions. We generated cash from contributions and dispositions of properties and land parcels of $325.8 million and $81.2 million during 2015 and 2014, respectively. In 2015, we disposed of 34 properties to third parties and contributed three operating properties to unconsolidated co-investment ventures. In 2014, we disposed of land and five operating properties to third parties.

•

Investments in and advances to. In 2015 and 2014, we invested cash of $123.7 million and $328.3 million, respectively, in our unconsolidated co-investment ventures, net of repayment of advances by the entities. Our investments in 2015 relates to additional investments in Prologis European Logistic Partners Sàrl of $57.8 million, Prologis Targeted Europe Logistics Fund of $24.7 million and Prologis European Properties Fund II of $10.3 million, in each case, representing our proportionate share. The co-investment ventures used these investments for acquisition of operating properties and the repayment of debt. Our investment in 2014 principally relates to an additional investment in Prologis European Logistics Partners Sàrl of $281.5 million for the acquisition of operating properties and the repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated ventures.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $34.8 million and $92.5 million during 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, financing activities used net cash of $32.0 million and provided net cash of $132.2 million, respectively. The following are the significant activities for both periods presented:

•	Proceeds from issuance of common stock. We generated proceeds from the issuance of common stock, primarily from the issuance of shares under our ATM program of $71.8 million in 2015.

•	Dividends paid on common and preferred stock. We paid dividends of $190.6 million and $168.2 million to our common and preferred stockholders during 2015 and 2014, respectively.

•

Noncontrolling interests contributions. In 2014, partners in consolidated co-investment ventures made contributions of $452.3 million, which were primarily related to the newly formed co-investment venture USLV.

•	Noncontrolling interests distributions. In 2015 and 2014, we distributed $22.0 million and $1.2 million to various noncontrolling interests, respectively.

•	Net proceeds from (payments on) credit facilities. We received net proceeds of $66.6 million and made net payments of $607.5 million on our credit facilities during 2015 and 2014, respectively.

•

Repurchase and payment of debt. During 2015, we made payments of $2.5 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $310.5 million. During 2014, we made payments of $710.4 million on regularly scheduled debt principal payments and payments at maturity.

•	Proceeds from issuance of debt. In 2015, we issued $347.9 million of term loans and in 2014, we issued €700 million ($959.4 million) of senior notes.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures at March 31, 2015, of $4.4 billion. These ventures had total third-party debt of $6.3 billion (of which $1.8 billion was our proportionate share) at March 31, 2015.

At March 31, 2015, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash dividend of $0.36 per common share for the first quarter of 2015. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

At March 31, 2015, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Funds from Operations attributable to common stockholders/unitholders (“FFO”)

FFO is a financial measure that is not determined in accordance with GAAP, but is a measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

•

historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities. We exclude depreciation from our unconsolidated entities and the third parties’ share of our consolidated ventures.

•

REITs were created in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales, along with impairment charges, of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses (including impairment charges) from dispositions of land and development properties, as well as our proportionate share of the gains and losses (including impairment charges) from dispositions of development properties recognized by our unconsolidated and consolidated entities, in our definition of FFO. We exclude the gain on revaluation of equity investments upon acquisition of a controlling interest from our definition of FFO.

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

We calculate our FFO measures, as defined below, based on our proportionate ownership share of both our unconsolidated and consolidated ventures. We reflect our share of our FFO measures for unconsolidated ventures by applying our average ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated ventures in which we do not own 100% of the equity by adjusting our FFO measures to remove the third party ownership share of the applicable reconciling items based on average ownership percentage for the applicable periods.

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

FFO, as defined by Prologis attributable to common stockholders/unitholders (“FFO, as defined by Prologis”)

To arrive at FFO, as defined by Prologis, we adjust the NAREIT-defined FFO measure to exclude:

•	deferred income tax benefits and deferred income tax expenses recognized by our subsidiaries;

•

current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in GAAP earnings that is excluded from our defined FFO measure;

•	unhedged foreign currency exchange gains and losses resulting from debt transactions between us and our foreign consolidated subsidiaries and our foreign unconsolidated entities;

•

foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third-party debt of our foreign consolidated subsidiaries and our foreign unconsolidated entities; and

•	mark-to-market adjustments and related amortization of debt discounts associated with derivative financial instruments.

We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.

Core FFO attributable to common stockholders/unitholders (“Core FFO”)

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and non-recurring items that we recognized directly in FFO, as defined by Prologis:

•	gains or losses from contribution or sale of land or development properties;

•	income tax expense related to the sale of investments in real estate and third-party acquisition costs related to the acquisition of real estate;

•	impairment charges recognized related to our investments in real estate generally as a result of our change in intent to contribute or sell these properties;

•	gains or losses from the early extinguishment of debt and redemption and repurchase of preferred stock;

•	merger, acquisition and other integration expenses; and

•	expenses related to natural disasters.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for the three months ended March 31 as follows (dollars in thousands).

	2015	2014
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$345.2	$4.7

Add (deduct) NAREIT-defined adjustments:
Real estate related depreciation and amortization	$164.3	$154.5
Gains on dispositions of investments in real estate properties, net	$(276.9)	$(9.5)
Reconciling items related to noncontrolling interests	$(11.5)	$(6.2)
Our share of reconciling items included in earnings from unconsolidated entities	$49.1	$43.0
Subtotal-NAREIT defined FFO	270.2	186.5

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(32.9)	28.1
Deferred income tax expense	1.1	1.1
Reconciling items related to noncontrolling interests	(1.6)	-
Our share of reconciling items included in earnings from unconsolidated entities	1.9	0.2
FFO, as defined by Prologis	238.7	215.9

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net of taxes	(3.2)	(6.2)
Acquisition expenses	1.3	0.5
Losses on early extinguishment of debt and redemption / repurchase of preferred stock, net	16.3	(0.3)
Reconciling items related to noncontrolling interests	(2.0)	-
Our share of reconciling items included in earnings from unconsolidated entities	3.3	7.7
Core FFO	$254.4	$217.6

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. See our risk factors in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See also Note 12 in the Consolidated Financial Statements in Item 1 for more information about our derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at March 31, 2015. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At March 31, 2015, we had net equity of approximately $1.6 billion, or 9.0% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and non-derivative financial instruments. Based on our sensitivity analysis, a 10% reduction in exchange rates would cause a reduction of $164.1 million to our net equity.

At March 31, 2015, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $1.1 billion to hedge a portion of our investments in Europe, the United Kingdom, and Japan. Based on our sensitivity analysis, a weakening of the U.S. dollar against the euro, British pound sterling and Japanese yen by 10% would result in a $105.0 million negative change in our cash flows upon settlement. In addition, we also have euro, British pound sterling and Japanese yen option contracts, which were not designated as hedges, with an aggregate notional amount of approximately $589 million to mitigate risk associated with the translation of projected net income of our subsidiaries in Europe and Japan. A weakening of the U.S. dollar against each of the euro, British pound sterling and Japanese yen by 10% would result in a $58.9 million negative change in our cash flows upon settlement.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. At March 31, 2015, we had $944.7 million of variable rate debt outstanding, of which $65.4 million was outstanding on our credit facilities and $879.3 million was outstanding on our term loans. At March 31, 2015, we had entered into interest rate swap agreements to fix $341.4 million of our Japanese yen term loan. During the three months ended March 31, 2015, we had weighted average daily outstanding borrowings of $73.7 million on our variable rate credit facilities not subject to interest rate swap agreements. Based on the results of a sensitivity analysis assuming a 10% adverse change in interest rates based on our average outstanding balances during the period, the impact was $0.7 million, which equates to a change in interest rates of 13 basis points.

Item 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

At March 31, 2015, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Date: May 1, 2015

Index to Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

1.1

Equity Distribution Agreement, dated as of February 5, 2015, among Prologis, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Prologis’ Current Report on Form 8-K filed on February 5, 2015).

10.1†

Second Amendment to the Global Senior Credit Agreement dated as of January 22, 2015 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as global administrative agent.

10.2*†	Form of Prologis, Inc. 2012 Long-term Incentive Plan Restricted Stock Unit Agreement (Bonus exchange).

12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement

†	Filed herewith