Form 10-Q
period 2015-06-30
Prologis, Inc.; Prologis, L.P.
filed 2015-07-31
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 27, 2015, was approximately 524,127,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. At June 30, 2015, Prologis, Inc. owned an approximate 98.77% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 1.23% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

We operate Prologis, Inc. and the Operating Partnership as one enterprise. The management of Prologis, Inc. consists of the same members as the management of the Operating Partnership. These members are officers of Prologis, Inc. and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, Prologis, Inc. consolidates the Operating Partnership for financial reporting purposes. Because the only significant asset of Prologis, Inc. is its investment in the Operating Partnership, the assets and liabilities of Prologis, Inc. and the Operating Partnership are the same on their respective financial statements.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Investments in real estate properties	$27,463,049	$22,190,145
Less accumulated depreciation	3,075,438	2,790,781
Net investments in real estate properties	24,387,611	19,399,364
Investments in and advances to unconsolidated entities	4,911,505	4,824,724
Assets held for sale	514,752	43,934
Note receivable backed by real estate	197,500	-
Net investments in real estate	30,011,368	24,268,022

Cash and cash equivalents	351,025	350,692
Other assets	1,240,004	1,199,509
Total assets	$31,602,397	$25,818,223

LIABILITIES AND EQUITY
Liabilities:
Debt	$12,121,305	$9,380,199
Accounts payable and accrued expenses	537,432	627,999
Other liabilities	589,636	626,426
Total liabilities	13,248,373	10,634,624

Equity:
Prologis, Inc. stockholders' equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2015, and December 31, 2014	78,235	78,235
Common stock; $0.01 par value; 524,122 shares and 509,498 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	5,241	5,095
Additional paid-in capital	19,129,348	18,467,009
Accumulated other comprehensive loss	(631,265)	(600,337)
Distributions in excess of net earnings	(3,870,808)	(3,974,493)
Total Prologis, Inc. stockholders' equity	14,710,751	13,975,509
Noncontrolling interests	3,643,273	1,208,090
Total equity	18,354,024	15,183,599
Total liabilities and equity	$31,602,397	$25,818,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$357,828	$294,461	$682,375	$595,339
Rental recoveries	103,616	86,812	197,871	174,174
Strategic capital income	47,046	76,334	89,071	121,644
Development management and other income	1,914	2,482	3,934	3,614
Total revenues	510,404	460,089	973,251	894,771
Expenses:
Rental expenses	125,599	109,576	252,533	220,093
Strategic capital expenses	20,115	27,837	40,476	52,000
General and administrative expenses	57,027	60,375	113,315	123,578
Depreciation and amortization	190,188	161,577	359,996	321,857
Other expenses	30,127	5,450	35,702	10,503
Total expenses	423,056	364,815	802,022	728,031

Operating income	87,348	95,274	171,229	166,740

Other income (expense):
Earnings from unconsolidated entities, net	41,784	21,151	72,826	50,897
Interest expense	(68,902)	(80,184)	(137,663)	(165,707)
Interest and other income, net	1,847	5,116	12,896	19,166
Gains on dispositions of investments in real estate, net	108,782	169,583	386,497	186,638
Foreign currency and derivative gains (losses) and related amortization, net	(25,512)	10,130	9,054	(18,054)
Losses on early extinguishment of debt, net	(236)	(77,558)	(16,525)	(77,285)
Total other income (expense)	57,763	48,238	327,085	(4,345)
Earnings before income taxes	145,111	143,512	498,314	162,395
Current income tax expense	4,706	43,050	5,545	48,898
Deferred income tax expense (benefit)	145	(51,968)	1,197	(50,936)
Total income tax expense (benefit)	4,851	(8,918)	6,742	(2,038)
Consolidated net earnings	140,260	152,430	491,572	164,433
Net loss (earnings) attributable to noncontrolling interests	1,658	(71,250)	(2,778)	(76,452)
Net earnings attributable to controlling interests	141,918	81,180	488,794	87,981
Less preferred stock dividends	1,678	1,948	3,348	4,083
Loss on preferred stock repurchase	-	6,517	-	6,517
Net earnings attributable to common stockholders	$140,240	$72,715	$485,446	$77,381
Weighted average common shares outstanding – Basic	523,476	499,112	518,791	498,919
Weighted average common shares outstanding – Diluted	530,640	516,619	529,827	504,560

Net earnings per share attributable to common stockholders – Basic	$0.27	$0.15	$0.94	$0.16

Net earnings per share attributable to common stockholders – Diluted	$0.27	$0.13	$0.92	$0.15

Dividends per common share	$0.36	$0.33	$0.72	$0.66

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated net earnings	$140,260	$152,430	$491,572	$164,433
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	74,937	63,464	(49,342)	58,741
Unrealized gains (losses) and amortization on derivative contracts, net	(462)	(2,164)	3,347	(3,425)
Comprehensive income	214,735	213,730	445,577	219,749
Net loss (earnings) attributable to noncontrolling interests	1,658	(71,250)	(2,778)	(76,452)
Other comprehensive loss (income) attributable to noncontrolling interest	(4,027)	(1,954)	15,067	(4,889)
Comprehensive income attributable to common stockholders	$212,366	$140,526	$457,866	$138,408

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2015

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	interests	Equity
Balance at January 1, 2015	$78,235	509,498	$5,095	$18,467,009	$(600,337)	$(3,974,493)	$1,208,090	$15,183,599
Consolidated net earnings	-	-	-	-	-	488,794	2,778	491,572
Effect of equity compensation plans	-	1,085	11	20,679	-	-	16,689	37,379
Issuance of stock in at-the-market program, net of issuance costs	-	1,662	16	71,651	-	-	-	71,667
Issuance of stock upon conversion of exchangeable debt	-	11,872	119	502,613	-	-	-	502,732
Issuance of units related to KTR acquisition	-	-	-	-	-	-	181,170	181,170
Capital contributions	-	-	-	-	-	-	2,354,697	2,354,697
Foreign currency translation losses, net	-	-	-	-	(34,234)	-	(15,108)	(49,342)
Unrealized gains and amortization on derivative contracts, net	-	-	-	-	3,306	-	41	3,347
Distributions, allocations and other	-	5	-	67,396	-	(385,109)	(105,084)	(422,797)
Balance at June 30, 2015	$78,235	524,122	$5,241	$19,129,348	$(631,265)	$(3,870,808)	$3,643,273	$18,354,024

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Consolidated net earnings	$491,572	$164,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(24,488)	(24,004)
Equity-based compensation awards	26,718	28,986
Depreciation and amortization	359,996	321,857
Earnings from unconsolidated entities, net	(72,826)	(50,897)
Distributions and net changes in operating receivables from unconsolidated entities	51,562	10,392
Amortization of debt and lease intangibles	(5,257)	11,646
Gains on dispositions of investments in real estate, net	(386,497)	(186,638)
Losses on early extinguishment of debt, net	16,525	77,285
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(4,506)	21,418
Deferred income tax expense (benefit)	1,197	(50,936)
Increase in accounts receivable and other assets	(14,629)	(35,234)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(83,478)	17,558
Net cash provided by operating activities	355,889	305,866
Investing activities:
Real estate development activity	(670,517)	(445,101)
Real estate acquisitions	(293,556)	(182,252)
KTR acquisition, net of cash received	(4,809,499)	-
Tenant improvements and lease commissions on previously leased space	(65,377)	(63,140)
Non-development capital expenditures	(26,089)	(19,666)
Proceeds from dispositions and contributions of real estate properties	926,833	869,373
Investments in and advances to unconsolidated entities	(340,841)	(656,352)
Return of investment from unconsolidated entities	67,036	127,379
Proceeds from repayment of note receivable	9,866	188,000
Proceeds from the settlement of net investment hedges	122,505	5,656
Payments on the settlement of net investment hedges	(981)	(13,511)
Net cash used in investing activities	(5,080,620)	(189,614)
Financing activities:
Proceeds from issuance of common stock	83,362	11,501
Dividends paid on common and preferred stock	(381,189)	(336,245)
Repurchase of preferred stock	-	(27,643)
Noncontrolling interest contributions	2,354,468	464,497
Noncontrolling interest distributions	(38,068)	(260,159)
Purchase of noncontrolling interest	(2,163)	-
Debt and equity issuance costs paid	(11,494)	(18,098)
Net proceeds from (payments on) credit facilities	435,450	(689,702)
Repurchase and payments of debt	(908,474)	(2,980,909)
Proceeds from issuance of debt	3,199,538	3,485,864
Net cash provided by (used in) financing activities	4,731,430	(350,894)

Effect of foreign currency exchange rate changes on cash	(6,366)	10,940
Net increase (decrease) in cash and cash equivalents	333	(223,702)
Cash and cash equivalents, beginning of period	350,692	491,129
Cash and cash equivalents, end of period	$351,025	$267,427

See Note 14 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Investments in real estate properties	$27,463,049	$22,190,145
Less accumulated depreciation	3,075,438	2,790,781
Net investments in real estate properties	24,387,611	19,399,364
Investments in and advances to unconsolidated entities	4,911,505	4,824,724
Assets held for sale	514,752	43,934
Note receivable backed by real estate	197,500	-
Net investments in real estate	30,011,368	24,268,022

Cash and cash equivalents	351,025	350,692
Other assets	1,240,004	1,199,509
Total assets	$31,602,397	$25,818,223

LIABILITIES AND CAPITAL
Liabilities:
Debt	$12,121,305	$9,380,199
Accounts payable and accrued expenses	537,432	627,999
Other liabilities	589,636	626,426
Total liabilities	13,248,373	10,634,624

Capital:
Partners' capital:
General partner – preferred	78,235	78,235
General partner – common	14,632,516	13,897,274
Limited partners	181,823	48,189
Total partners' capital	14,892,574	14,023,698
Noncontrolling interests	3,461,450	1,159,901
Total capital	18,354,024	15,183,599
Total liabilities and capital	$31,602,397	$25,818,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$357,828	$294,461	$682,375	$595,339
Rental recoveries	103,616	86,812	197,871	174,174
Strategic capital income	47,046	76,334	89,071	121,644
Development management and other income	1,914	2,482	3,934	3,614
Total revenues	510,404	460,089	973,251	894,771
Expenses:
Rental expenses	125,599	109,576	252,533	220,093
Strategic capital expenses	20,115	27,837	40,476	52,000
General and administrative expenses	57,027	60,375	113,315	123,578
Depreciation and amortization	190,188	161,577	359,996	321,857
Other expenses	30,127	5,450	35,702	10,503
Total expenses	423,056	364,815	802,022	728,031

Operating income	87,348	95,274	171,229	166,740

Other income (expense):
Earnings from unconsolidated entities, net	41,784	21,151	72,826	50,897
Interest expense	(68,902)	(80,184)	(137,663)	(165,707)
Interest and other income, net	1,847	5,116	12,896	19,166
Gains on dispositions of investments in real estate, net	108,782	169,583	386,497	186,638
Foreign currency and derivative gains (losses) and related amortization, net	(25,512)	10,130	9,054	(18,054)
Losses on early extinguishment of debt, net	(236)	(77,558)	(16,525)	(77,285)
Total other income (expense)	57,763	48,238	327,085	(4,345)
Earnings before income taxes	145,111	143,512	498,314	162,395
Current income tax expense	4,706	43,050	5,545	48,898
Deferred income tax expense (benefit)	145	(51,968)	1,197	(50,936)
Total income tax expense (benefit)	4,851	(8,918)	6,742	(2,038)
Consolidated net earnings	140,260	152,430	491,572	164,433
Net loss (earnings) attributable to noncontrolling interests	2,956	(70,992)	(198)	(76,178)
Net earnings attributable to controlling interests	143,216	81,438	491,374	88,255
Less preferred unit distributions	1,678	1,948	3,348	4,083
Loss on preferred unit repurchase	-	6,517	-	6,517
Net earnings attributable to common unitholders	$141,538	$72,973	$488,026	$77,655
Weighted average common units outstanding – Basic	527,071	500,879	521,548	500,686
Weighted average common units outstanding – Diluted	530,640	516,619	529,827	504,560

Net earnings per unit attributable to common unitholders – Basic	$0.27	$0.15	$0.94	$0.16

Net earnings per unit attributable to common unitholders – Diluted	$0.27	$0.13	$0.92	$0.15

Dividends per common unit	$0.36	$0.33	$0.72	$0.66

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated net earnings	$140,260	$152,430	$491,572	$164,433
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	74,937	63,464	(49,342)	58,741
Unrealized gains (losses) and amortization on derivative contracts, net	(462)	(2,164)	3,347	(3,425)
Comprehensive income	214,735	213,730	445,577	219,749
Net loss (earnings) attributable to noncontrolling interests	2,956	(70,992)	(198)	(76,178)
Other comprehensive loss (income) attributable to noncontrolling interest	(4,021)	(1,745)	14,684	(4,711)
Comprehensive income attributable to common unitholders	$213,670	$140,993	$460,063	$138,860

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Six Months Ended June 30, 2015

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	interests	Total
Balance at January 1, 2015	1,565	$78,235	509,498	$13,897,274	1,767	$48,189	$1,159,901	$15,183,599
Consolidated net earnings	-	-	-	488,794	-	2,580	198	491,572
Effect of equity compensation plans	-	-	1,085	20,690	251	16,689	-	37,379
Issuance of units in exchange for contribution of at-the-market offering proceeds	-	-	1,662	71,667	-	-	-	71,667
Issuance of stock upon conversion of exchangeable debt	-	-	11,872	502,732	-	-	-	502,732
Issuance of units related to KTR acquisition	-	-	-	-	4,500	181,170	-	181,170
Capital contributions	-	-	-	-	-	-	2,354,697	2,354,697
Foreign currency translation losses, net	-	-	-	(34,234)	-	(424)	(14,684)	(49,342)
Unrealized gains and amortization on derivative contracts, net	-	-	-	3,306	-	41	-	3,347
Distributions, allocations and other	-	-	5	(317,713)	(5)	(66,422)	(38,662)	(422,797)
Balance at June 30, 2015	1,565	$78,235	524,122	$14,632,516	6,513	$181,823	$3,461,450	$18,354,024

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Consolidated net earnings	$491,572	$164,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(24,488)	(24,004)
Equity-based compensation awards	26,718	28,986
Depreciation and amortization	359,996	321,857
Earnings from unconsolidated entities, net	(72,826)	(50,897)
Distributions and net changes in operating receivables from unconsolidated entities	51,562	10,392
Amortization of debt and lease intangibles	(5,257)	11,646
Gains on dispositions of investments in real estate, net	(386,497)	(186,638)
Losses on early extinguishment of debt, net	16,525	77,285
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(4,506)	21,418
Deferred income tax expense (benefit)	1,197	(50,936)
Increase in accounts receivable and other assets	(14,629)	(35,234)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(83,478)	17,558
Net cash provided by operating activities	355,889	305,866
Investing activities:
Real estate development activity	(670,517)	(445,101)
Real estate acquisitions	(293,556)	(182,252)
KTR acquisition, net of cash received	(4,809,499)	-
Tenant improvements and lease commissions on previously leased space	(65,377)	(63,140)
Non-development capital expenditures	(26,089)	(19,666)
Proceeds from dispositions and contributions of real estate properties	926,833	869,373
Investments in and advances to unconsolidated entities	(340,841)	(656,352)
Return of investment from unconsolidated entities	67,036	127,379
Proceeds from repayment of note receivable	9,866	188,000
Proceeds from the settlement of net investment hedges	122,505	5,656
Payments on the settlement of net investment hedges	(981)	(13,511)
Net cash used in investing activities	(5,080,620)	(189,614)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	83,362	11,501
Distributions paid on common and preferred units	(385,109)	(337,411)
Repurchase of preferred units	-	(27,643)
Noncontrolling interest contributions	2,354,468	464,497
Noncontrolling interest distributions	(34,148)	(258,993)
Purchase of noncontrolling interest	(2,163)	-
Debt and equity issuance costs paid	(11,494)	(18,098)
Net proceeds from (payments on) credit facilities	435,450	(689,702)
Repurchase and payments of debt	(908,474)	(2,980,909)
Proceeds from issuance of debt	3,199,538	3,485,864
Net cash provided by (used in) financing activities	4,731,430	(350,894)

Effect of foreign currency exchange rate changes on cash	(6,366)	10,940
Net increase (decrease) in cash and cash equivalents	333	(223,702)
Cash and cash equivalents, beginning of period	350,692	491,129
Cash and cash equivalents, end of period	$351,025	$267,427

See Note 14 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General

Business. Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership”). Through the Operating Partnership, we are engaged in the ownership, acquisition, development and management of industrial properties in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership of industrial properties. Our Strategic Capital segment represents the management of co-investment ventures and other unconsolidated entities. See Note 13 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and Operating Partnership collectively.

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2015, the Parent owned an approximate 98.77% common general partnership interest in the Operating Partnership, and 100% of the preferred units in the Operating Partnership. The remaining approximate 1.23% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent. As the sole general partner of the Operating Partnership, the Parent has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

We operate the Parent and the Operating Partnership as one enterprise. The management of the Parent consists of the same members as the management of the Operating Partnership. These members are officers of the Parent and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, the Parent consolidates the Operating Partnership. Because the Parent’s only significant asset is its investment in the Operating Partnership, the assets and liabilities of the Parent and the Operating Partnership are the same on their respective financial statements.

Basis of Presentation. The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report as filed with the SEC on Form 10-K for the fiscal year ended December 31, 2014, and other public information.

Certain amounts included in the accompanying Consolidated Financial Statements for 2014 have been reclassified to conform to the 2015 financial statement presentation.

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. At June 30, 2015, we had $52.6 million of debt issuance costs in Other Assets in the Consolidated Balance Sheets that would be subject to the reclassification.

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

In May 2014, the FASB issued an accounting standard update that requires companies to use a five step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. Under the model, a company will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also permits early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

Note 2. Business Combinations

Acquisition of KTR Capital Partners and Its Affiliates

On May 29, 2015, we acquired the real estate assets and operating platform of KTR Capital Partners and its affiliates (“KTR”). The portfolio consisted of 315 operating properties aggregating 59 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated build out of 6.8 million square feet. The properties were acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture (“USLV”), of which we own 55%. The acquisition was funded through cash (which included the contribution of $2.3 billion from our venture partner and our share with newly issued debt as detailed in Note 7), the assumption of secured mortgage debt and the issuance of 4.5 million common limited partnership units in the Operating Partnership. We incurred $24.7 million of acquisition costs that are included in Other Expenses in the Consolidated Statements of Operations.

The allocation of the purchase price required a significant amount of judgment and was based on our valuations, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed. While the preliminary allocation of the purchase price is substantially complete, the valuation of the real estate properties is still being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

The allocation of the purchase price was as follows (in thousands):

Investments in real estate properties	$5,618,992
Cash, accounts receivable and other assets	185,885
Debt, including premium	(735,172)
Accounts payable, accrued expenses and other liabilities	(79,036)
Total estimated purchase price	4,990,669
Our venture partner's share of purchase price	(2,253,234)
Common limited partnership units issued in the Operating Partnership	(181,170)
Prologis share of cash purchase price	$2,556,265

The following pro forma financial information presents our results as though the KTR acquisition had been completed on January 1, 2014. The pro forma information does not reflect the actual results of operations had the transaction actually been completed on January 1, 2014, and it is not indicative of future operating results. The results for the three and six months ended June 30, 2015, include approximately one month of actual results for the acquisition, which includes the acquisition expenses, and two and five months of pro forma adjustments, respectively. Actual results in 2015 include rental income and rental expenses of the properties acquired of $35.3 million and $7.9 million, respectively, representing the period from acquisition through June 30, 2015. The following amounts are in thousands, except per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$576,055	$536,139	$1,134,918	$1,046,870
Net earnings attributable to common stockholders	$153,582	$71,550	$498,791	$75,658
Net earnings per share attributable to common stockholders – Basic	$0.29	$0.14	$0.96	$0.15
Net earnings per share attributable to common stockholders – Diluted	$0.29	$0.12	$0.95	$0.15

These results include certain adjustments, primarily: (i) decreased revenues from the amortization of the net assets from the acquired leases with net favorable rents relative to estimated market rents; (ii) increased depreciation and amortization expense resulting from the adjustment of real estate assets to estimated fair value and recognition of intangible assets related to in-place leases; and (iii) additional interest expense attributable to the debt issued to finance our cash portion of the acquisition offset by lower interest expense due to the accretion of the fair value adjustment of debt.

Acquisition of a Controlling Interest in Prologis North American Industrial Fund

During 2014, we increased our ownership in Prologis North American Industrial Fund (“NAIF”) from 23.1% to 66.1% by acquiring the equity units from all but one partner for an aggregate of $679.0 million. This included the acquisition of $46.8 million of equity units on October 20, 2014, that resulted in our gaining control over NAIF, based on the rights of the limited partners, and therefore we began consolidating NAIF at that date.

The total purchase price was $1.1 billion, which included our investment in NAIF at the time of consolidation. The allocation of the purchase price required a significant amount of judgment and was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed, for which we used external valuations as appropriate. While the preliminary allocation of the purchase price is substantially complete, the valuation of the real estate properties is still being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

The allocation of the purchase price was as follows (in thousands):

Investments in real estate properties	$2,770,191
Cash, accounts receivable and other assets	132,261
Debt	(1,195,213)
Accounts payable, accrued expenses and other liabilities	(70,226)
Noncontrolling interests	(554,493)
Total purchase price	$1,082,520

Note 3. Real Estate

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet/Acres (1)		No. of Buildings (1)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Industrial operating properties:
Improved land	- -	- -	- -	- -	$5,719,025	$4,227,637
Buildings and improvements	341,544	282,282	1,892	1,607	17,966,509	14,407,815
Development portfolio, including land costs:
Prestabilized	9,810	7,448	29	24	694,240	547,982
Properties under development	23,883	22,844	53	55	853,155	925,998
Land	9,276	9,017	- -	- -	1,597,802	1,577,786
Other real estate investments (2)					632,318	502,927
Total investments in real estate properties					27,463,049	22,190,145
Less accumulated depreciation					3,075,438	2,790,781
Net investments in real estate properties					$24,387,611	$19,399,364

(1)	Items indicated by ‘- -‘ are not applicable.

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

Acquisitions

Real estate acquisition activity for the six months ended June 30 was as follows (dollars and square feet in thousands):

	2015 (1)	2014
Acquisitions of operating properties from third parties
Number of industrial operating properties	10	3
Square feet	1,444	556
Real estate acquisition value	$133,610	$42,203

(1)	Excludes the properties acquired in the KTR acquisition, see Note 2 for additional information.

Dispositions

Real estate disposition activity for the six months ended June 30 was as follows (dollars and square feet in thousands):

	2015	2014
Contributions to unconsolidated co-investment ventures
Number of properties	16	110
Square feet	4,566	20,416
Net proceeds	$418,485	$1,203,815
Net gains on contributions	$63,686	$59,160
Dispositions to third parties
Number of properties	50	65
Square feet	5,366	8,808
Net proceeds (1)	$736,120	$576,004
Net gains on dispositions (1)	$322,811	$127,478

(1)	Dispositions to third parties include land sales.

In June 2014, we launched the initial public offering for FIBRA Prologis, a Mexican REIT. In connection with the offering, FIBRA Prologis purchased 177 properties aggregating 29.7 million square feet (12.6 million square feet from our wholly-owned portfolio, 7.6 million square feet from our consolidated co-investment venture Mexico Fondo Logistico and 9.5 million square feet from our unconsolidated co-investment venture Prologis Mexico Industrial Fund). Based on this transaction, we recognized a gain on disposition of investments in real estate of $52.5 million, current tax expense of $32.4 million, deferred tax benefit of $55.5 million and earnings attributable to noncontrolling interests of $61.0 million.

Note 4. Unconsolidated Entities

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

Our investments in and advances to our unconsolidated entities are summarized as follows (in thousands):

	June 30,	December 31,
	2015	2014
Unconsolidated co-investment ventures	$4,726,624	$4,665,918
Other ventures	184,881	158,806
Totals	$4,911,505	$4,824,724

Unconsolidated Co-Investment Ventures

The amounts recognized in Strategic Capital Income and Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations depend on the size, operations of the co-investment ventures and fluctuations in foreign currency rates. Our ownership interest in these ventures also affects the equity in earnings we recognize. The co-investment venture information represents the venture’s information (not our proportionate share) prepared on a GAAP basis. The following tables summarize these unconsolidated co-investment ventures:

	June 30,	December 31,	June 30,
(dollars and square feet in millions)	2015	2014	2014
Americas:
Number of ventures	3	3	4
Number of properties owned	600	590	808
Square feet	89.0	87.1	128.9
Total assets	$6,919	$7,063	$9,450
Third-party debt	$2,081	$2,280	$3,334
Total liabilities	$2,208	$2,421	$3,584
Our investment balance (1)	$1,524	$1,537	$2,067
Our weighted average ownership (2)	30.0%	31.0%	27.7%
Europe:
Number of ventures	4	4	4
Number of properties owned	669	636	589
Square feet	154.8	147.4	137.8
Total assets	$11,450	$11,463	$12,236
Third-party debt	$2,533	$2,644	$2,704
Total liabilities	$3,461	$3,524	$3,896
Our investment balance (1)	$2,844	$2,773	$2,969
Our weighted average ownership (2)	39.4%	38.8%	38.7%
Asia:
Number of ventures	2	2	2
Number of properties owned	56	52	46
Square feet	27.1	26.2	23.6
Total assets	$4,217	$4,135	$4,270
Third-party debt	$1,701	$1,652	$1,807
Total liabilities	$1,932	$1,749	$2,049
Our investment balance (1) (3)	$359	$356	$364
Our weighted average ownership (2)	15.0%	15.0%	15.0%
Total:
Number of ventures	9	9	10
Number of properties owned	1,325	1,278	1,443
Square feet	270.9	260.7	290.3
Total assets	$22,586	$22,661	$25,956
Third-party debt	$6,315	$6,576	$7,845
Total liabilities	$7,601	$7,694	$9,529
Our investment balance (1)	$4,727	$4,666	$5,400
Our weighted average ownership (2)	32.0%	32.0%	30.7%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Americas (4):
Revenues	$154,838	$178,692	$304,852	$346,928
Net operating income	$117,387	$132,250	$229,470	$251,485
Net earnings (loss)	$28,145	$(9,744)	$44,045	$(7,570)
Europe:
Revenues	$230,145	$252,260	$464,858	$498,956
Net operating income	$181,094	$196,764	$361,926	$392,845
Net earnings	$67,484	$65,624	$118,443	$128,291
Asia:
Revenues	$68,260	$69,731	$136,178	$138,219
Net operating income	$52,747	$53,676	$105,981	$107,293
Net earnings	$22,230	$16,499	$45,620	$38,494
Total:
Revenues	$453,243	$500,683	$905,888	$984,103
Net operating income	$351,228	$382,690	$697,377	$751,623
Net earnings	$117,859	$72,379	$208,108	$159,215

(1)

The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to the venture ($378.2 million and $322.9 million at June 30, 2015, and December 31, 2014, respectively); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(3)

At June 30, 2015, and December 31, 2014, we had receivables from Nippon Prologis REIT, Inc. (“NPR”) of $84.1 million and $85.9 million, respectively, related to customer security deposits that are made through a leasing company owned by Prologis that pertain to properties owned by NPR. There is a corresponding payable to NPR’s customers in Other Liabilities in the Consolidated Balance Sheets.

(4)

As discussed in Note 3, we formed and invested in FIBRA Prologis in June 2014. In connection with the transaction, we concluded our unconsolidated co-investment venture in Mexico. As discussed in Note 2, we began consolidating NAIF in October 2014.

The following is summarized information regarding the amounts we recognized in the Consolidated Statements of Operations as our share of the earnings from our investments in unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings (loss) from unconsolidated co-investment ventures:
Americas	$9,760	$(8,526)	$14,558	$(8,855)
Europe	27,306	26,742	48,814	52,237
Asia	3,785	2,838	7,715	6,503
Total earnings from unconsolidated co-investment ventures, net	$40,851	$21,054	$71,087	$49,885

Strategic capital and other income:
Americas	$16,614	$47,230	$30,975	$61,555
Europe	21,001	19,453	39,394	41,153
Asia	8,856	9,410	17,405	18,207
Total strategic capital income	46,471	76,093	87,774	120,915
Development management and other income	1,546	874	3,186	1,581
Total strategic capital and other income	$48,017	$76,967	$90,960	$122,496

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at June 30, 2015 (in millions):

	Equity commitments			Expiration date for remaining commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$346	$346	2015 – 2016
Prologis Targeted Europe Logistics Fund (1)	37	312	349	2015 – 2017
Prologis European Properties Fund II (1)	15	78	93	2015 – 2016
Europe Logistics Venture 1 (1)	3	19	22	September 2015
Prologis European Logistics Partners Sàrl (2)	53	53	106	February 2016
Prologis China Logistics Venture	218	1,233	1,451	2015 and 2017
Total	$326	$2,041	$2,367

(1)	Equity commitments are denominated in euro and reported above in U.S. dollars based on an exchange rate of $1.12 U.S. dollars to the euro.

(2)

The equity commitments for this venture are expected to fund the future repayment of debt that is denominated in British pounds sterling. The commitments will be called in euros and are reported above in U.S. dollars using an exchange rate of $1.57 U.S. dollars to the British pounds sterling.

Note 5. Assets Held for Sale

We had certain investments in real estate properties that met the criteria to be classified as held for sale at June 30, 2015, and December 31, 2014. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures. The amounts included in held for sale represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale consisted of the following (dollars and square feet in thousands):

	June 30, 2015	December 31, 2014
Number of operating properties	31	7
Square feet	6,805	457
Total assets held for sale (1)	$514,752	$43,934
Total liabilities associated with assets held for sale – included in Other Liabilities in the Consolidated Balance Sheets	$8,960	$-

(1)	Includes two parcels of land held for sale at June 30, 2015.

Note 6. Note Receivable Backed by Real Estate

In February 2015, we received a $197.5 million note backed by real estate in connection with the disposition of real estate to a third party. We earn interest at an annual rate of 2.0%. The note and all accrued interest are due in February 2016.

Note 7. Debt

All of the debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

Our debt consisted of the following (dollars in thousands):

	June 30, 2015		December 31, 2014
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	1.2%	$440,173	-	$-
Senior notes	3.3%	6,616,471	3.6%	6,076,920
Exchangeable senior notes	-	-	3.3%	456,766
Term loans	1.3%	2,426,848	1.3%	572,730
Other debt	6.2%	16,035	6.2%	16,086
Secured mortgage debt	6.7%	749,895	6.1%	1,050,591
Secured mortgage debt of consolidated entities	2.6%	1,871,883	2.5%	1,207,106
Totals	2.9%	$12,121,305	3.6%	$9,380,199

(1)	The interest rates presented represent the effective interest rates (including amortization of the noncash premiums or discounts).

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($3.6 billion) and Japanese yen ($1.0 billion).

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis up to $2.3 billion at June 30, 2015, subject to currency fluctuations. We also have a ¥45 billion ($367.5 million at June 30, 2015) Japanese yen revolver (the “Revolver”) with availability to increase to ¥56.5 billion. We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

Information about our Credit Facilities at June 30, 2015 was as follows (in millions):

Aggregate lender commitments	$2,667
Less:
Borrowings outstanding	440
Outstanding letters of credit	35
Current availability	$2,192

Senior Notes

In May 2015, we issued €700.0 million ($785.5 million) of senior notes with an interest rate of 1.375%, maturing in 2021, at 99.112% of par value for an all-in rate of 1.531%. We used the net proceeds for general corporate purposes and to fund our share of the purchase price of KTR.

Exchangeable Senior Notes

During March 2015, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of common stock of the Parent and $0.2 million of their notes for cash.

The fair value of the derivative associated with the exchangeable debt was a liability of $51.3 million at December 31, 2014. The fair value of the exchange option was $43.0 million immediately before the exchange in March 2015. When the debt was exchanged into common stock, the value of the derivative associated with the debt was reclassified to Additional Paid-In Capital in the Consolidated Balance Sheets. We recognize unrealized gains or losses resulting from the change in fair value of the derivative. We recognized gains of $8.3 million for the first quarter of 2015 and gains of $16.3 million and losses of $6.5 million for the three and six months ended June 30, 2014, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

Term Loans

In May 2015, we entered into an unsecured senior term loan agreement (the “Senior Term Loan”) under which we can draw in U.S. dollars in an aggregate amount not to exceed $1.0 billion. We may pay down and reborrow under the Senior Term Loan. The interest rate on the Senior Term Loan is LIBOR plus 100 basis points and is scheduled to mature in 2016; however we may extend the maturity date by one year, subject to the satisfaction of certain conditions and the payment of an extension fee. The Senior Term Loan contains customary representations, covenants and defaults (including cross payment default and cross-acceleration to other recourse indebtedness of more than $100.0 million). The Senior Term Loan was fully drawn at June 30, 2015.

In June 2015, we entered into an unsecured senior term loan agreement (the “2015 Yen Term Loan”) under which we can draw in Japanese yen in an aggregate amount not to exceed ¥65.0 billion ($530.8 million at June 30, 2015). The interest rate on the 2015 Yen Term Loan is yen LIBOR plus 110 basis points and is scheduled to mature in 2022. The 2015 Yen Term Loan was fully drawn at June 30, 2015.

In June 2014, we entered into an unsecured senior term loan agreement (the “Euro Term Loan”) under which loans can be obtained in U.S. dollars, euro, Japanese yen and British pounds sterling in an aggregate amount not to exceed €500 million at the time of borrowing. At December 31, 2014 we had an outstanding balance of €190 million ($230.7 million). During 2015, we borrowed an additional €240 million ($272.6 million). During the second quarter of 2015, we paid off the entire euro balance and borrowed $561.9 million, causing the Euro Term Loan to be fully drawn at June 30, 2015.

In May 2014, we entered into an unsecured senior term loan agreement (the “2014 Yen Term Loan”) under which we can draw in Japanese yen in an aggregate amount not to exceed ¥40.9 billion ($334.1 million at June 30, 2015) that is scheduled to mature in 2021. The 2014 Yen Term Loan was fully drawn at June 30, 2015.

Secured Mortgage Debt and Secured Mortgage Debt of Consolidated Entities

During 2015, we repurchased $286.5 million of secured mortgage debt prior to maturity, resulting in a net loss on early extinguishment of $16.5 million.

In connection with the KTR acquisition, USLV assumed secured mortgage debt valued at $735.2 million, which includes premiums of $30.5 million. The debt has effective interest rates ranging from 2.7% to 2.9% and is scheduled to mature July 2017 to January 2020. See Note 2 for more information.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2015 and for each of the years in the period ending December 31, 2024, and thereafter were as follows at June 30, 2015 (in millions):

	Prologis
	Unsecured
	Credit	Senior	Term Loans and	Secured Mortgage		Consolidated Entities'	Total Consolidated
Maturity	Facilities	Notes	Other Debt	Debt	Total	Debt	Debt
2015 (1)	$-	$-	$1	$18	$19	$5	$24
2016 (2)	-	-	1,001	160	1,161	455	1,616
2017 (3)	391	377	563	6	1,337	515	1,852
2018	49	262	1	113	425	403	828
2019	-	693	1	283	977	143	1,120
2020	-	1,037	1	6	1,044	252	1,296
2021	-	1,283	335	11	1,629	1	1,630
2022	-	783	532	7	1,322	1	1,323
2023	-	850	1	7	858	1	859
2024	-	783	1	129	913	1	914
Thereafter	-	560	6	-	566	4	570
Subtotal	440	6,628	2,443	740	10,251	1,781	12,032
Unamortized premiums (discounts), net	-	(12)	-	10	(2)	91	89
Totals	$440	$6,616	$2,443	$750	$10,249	$1,872	$12,121

(1)

We expect to repay the amounts maturing in 2015 related to our wholly owned debt with cash generated from operations, proceeds from the disposition of wholly owned real estate properties and with borrowings on our Credit Facilities.

(2)	Included in our debt is a Senior Term Loan that can be extended until 2017.

(3)	Included in our debt is a Global Facility that can be extended until 2018 and a term loan that can be extended until 2019.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. At June 30, 2015, we were in compliance with all covenants.

Note 8. Stockholders’ Equity of Prologis, Inc. and Partners’ Capital of the Operating Partnership

Common Stock of Prologis, Inc.

During the first quarter of 2015, we issued 1.7 million shares of common stock under our at-the-market (“ATM”) program, which generated $71.7 million in net proceeds.

As discussed in Note 7, we issued 11.9 million shares of stock in the Parent in exchange for the settlement of our exchangeable notes in March 2015.

Partners’ Capital of the Operating Partnership

As discussed in Note 2, we issued 4.5 million common limited partnership units in the Operating Partnership in connection with the KTR acquisition.

Note 9. Noncontrolling Interests

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

The following is a summary of the noncontrolling interests and the consolidated entity’s total investment in real estate and debt at June 30, 2015, and December 31, 2014 (dollars and units in thousands):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2015	2014	2015	2014	2015	2014	2015	2014
Partnerships with exchangeable units (1)	various	various	$67,549	$70,716	$711,325	$711,310	$-	$-
Prologis North American Industrial Fund	66.1%	66.1%	539,279	544,718	2,753,882	2,771,299	1,121,355	1,188,836
Prologis U.S. Logistics Venture (2)	55.0%	55.0%	2,759,418	427,307	6,676,499	1,006,183	734,172	-
Prologis Brazil Logistics Partners Fund I (3)	50.0%	50.0%	59,702	68,533	-	-	-	-
Other consolidated entities	various	various	35,502	48,627	297,788	307,686	16,356	18,269
Prologis, L.P. noncontrolling interests			3,461,450	1,159,901	10,439,494	4,796,478	1,871,883	1,207,105
Limited partners in Prologis, L.P. (4) (5) (6)			181,823	48,189	-	-	-	-
Prologis, Inc. noncontrolling interests			$3,643,273	$1,208,090	$10,439,494	$4,796,478	$1,871,883	$1,207,105

(1)

At June 30, 2015, and December 31, 2014, limited partnership units were exchangeable into cash or, at our option, 1,835 and 1,887 shares, respectively, of the Parent’s common stock. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(2)	As discussed in Note 2, USLV acquired a portfolio of properties from KTR in May 2015. We received a contribution of $2.3 billion from our venture partner to fund their share of this acquisition.

(3)

The assets of Prologis Brazil Logistics Partners Fund I are primarily investments in unconsolidated entities of $127.5 million and $152.0 million at June 30, 2015, and December 31, 2014, respectively. For additional information on our unconsolidated investments, see Note 4.

(4)	As discussed in Note 2, we issued 4.5 million common limited partnership units in the Operating Partnership in connection with the KTR acquisition.

(5)

At June 30, 2015, and December 31, 2014, limited partnership units in the Operating Partnership were exchangeable into cash or, at our option, 6,262 and 1,767 shares, respectively, of the Parent’s common stock. At June 30, 2015 and December 31, 2014, the fair value of the 6,262 and 1,767 shares, respectively, would be $232.3 million and $76.0 million, respectively, based on the closing stock price of the Parent’s common stock. At June 30, 2015, and December 31, 2014, there were 1,244 and 113 LTIP Units (as defined in Note 10) outstanding, respectively, associated with our long-term compensation plan that are not exchangeable into the Parent’s common stock until they vest. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

(6)	During the six months ended June 30, 2015, we allocated $49.7 million from the limited partners in Prologis, L.P. to common stockholders of Prologis, Inc. to align the per share/unit amount.

Note 10. Long-Term Compensation

At June 30, 2015, we had points awarded under our Outperformance Plan (“OPP”) outstanding. We also had restricted stock, restricted stock units (“RSUs”), Operating Partnership units (“LTIP Units”), special outperformance plan type of LTIP Units (“OPP LTIP Units”) and stock options outstanding under our incentive plans. See details in the following sections:

Outperformance Plan

We granted points under our OPP on February 10, 2015, with a fair value of $26.5 million at the date of grant using a Monte Carlo valuation model that assumed a risk free interest rate of 0.86% and an expected volatility of 28%. Such points relate to a three-year performance period that began on January 1, 2015, and will end on December 31, 2017. At June 30, 2015, we also have OPP points outstanding for the 2013 – 2015 and 2014 – 2016 performance periods under the OPP.

Restricted Stock Units

The activity for RSUs for the six months ended June 30, 2015, was as follows (awards in thousands):

	Number of	Weighted Average	Number of
	RSUs	Grant-Date Fair Value	RSUs Vested
Balance at January 1, 2015	2,521	$39.38	106
Granted	678
Vested and distributed	(997)
Forfeited	(538)
Balance at June 30, 2015	1,664	$42.15	108

In 2014, certain participants in our long-term incentive plan were offered an election to exchange outstanding but unvested full value awards for LTIP Units. The exchange for these units was completed in January 2015. Included in the forfeited unvested RSUs were 0.5 million units that were forfeited upon exchange for unvested LTIP Units per this election.

Operating Partnership Units

The activity for LTIP Units for the six months ended June 30, 2015, was as follows (units in thousands):

	Number of	Weighted Average	Number of
	LTIP Units	Grant-Date Fair Value	LTIP Units Vested
Balance at January 1, 2015	113	$41.43	-
Granted	1,131
Balance at June 30, 2015	1,244	$42.21	251

In December 2014, participants in the OPP were offered the election to exchange their previously granted participation points into OPP LTIP Units. In such election, participation points were exchanged into OPP LTIP Units with respect to all outstanding performance periods. The performance criteria for the 2012 – 2014 performance period were not met and as a result the OPP LTIP Units associated with the 2012 – 2014 performance period were forfeited with no financial impact in 2015. At June 30, 2015, 1.9 million OPP LTIP Units were outstanding with respect to the 2013 – 2015 and 2014 – 2016 performance periods. OPP LTIP Units receive quarterly cash distributions equal to one-tenth of the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement of the Operating Partnership.

Stock Options

We have 4.9 million stock options outstanding and exercisable at June 30, 2015, with a weighted average exercise price of $34.98. No stock options were granted in 2015 or 2014.

Note 11. Earnings Per Common Share/Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2015	2014	2015	2014
Net earnings attributable to common stockholders	$140,240	$72,715	$485,446	$77,381
Noncontrolling interest attributable to exchangeable limited partnership units	1,623	264	3,273	302
Gains, net of expenses, associated with exchangeable debt assumed exchanged	-	(7,498)	(1,614)	-
Adjusted net earnings attributable to common stockholders	$141,863	$65,481	$487,105	$77,683

Weighted average common shares outstanding – Basic (1)	523,476	499,112	518,791	498,919
Incremental weighted average effect on exchange of limited partnership units (2)	5,431	1,964	4,617	1,964
Incremental weighted average effect of equity awards and warrant	1,733	3,664	2,037	3,677
Incremental weighted average effect on exchange of exchangeable debt (3)	-	11,879	4,382	-
Weighted average common shares outstanding – Diluted (4)	530,640	516,619	529,827	504,560

Net earnings per share attributable to common stockholders:
Basic	$0.27	$0.15	$0.94	$0.16
Diluted	$0.27	$0.13	$0.92	$0.15

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2015	2014	2015	2014
Net earnings attributable to common unitholders	$141,538	$72,973	$488,026	$77,655
Noncontrolling interest attributable to exchangeable limited partnership units	325	6	693	28
Gains, net of expenses, associated with exchangeable debt assumed exchanged	-	(7,498)	(1,614)	-
Adjusted net earnings attributable to common unitholders	$141,863	$65,481	$487,105	$77,683

Weighted average common partnership units outstanding – Basic (1)	527,071	500,879	521,548	500,686
Incremental weighted average effect on exchange of limited partnership units	1,836	197	1,860	197
Incremental weighted average effect of equity awards and warrant of Prologis, Inc.	1,733	3,664	2,037	3,677
Incremental weighted average effect on exchange of exchangeable debt (3)	-	11,879	4,382	-
Weighted average common partnership units outstanding – Diluted (4)	530,640	516,619	529,827	504,560

Net earnings per unit attributable to common unitholders:
Basic	$0.27	$0.15	$0.94	$0.16
Diluted	$0.27	$0.13	$0.92	$0.15

(1)

The increase in shares/units between the periods is primarily due to a warrant Norges Bank Investment Management exercised in December 2014, the ATM program activity in late 2014 and early 2015 and the conversion of exchangeable debt to shares/units in March 2015.

(2)

Earnings allocated to the exchangeable Operating Partnership units not held by the Parent has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share/unit amount is the same. The incremental weighted average exchangeable Operating Partnership units were 3,595 and 1,767 for the three months ended June 30, 2015 and 2014, respectively, and 2,757 and 1,767 for the six months ended June 30, 2015 and 2014, respectively.

(3)	In March 2015, the exchangeable debt was settled primarily through the issuance of common stock. The adjustment in 2015 assumes the exchange occurred on January 1, 2015.

(4)	Our total potentially dilutive shares/units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total potentially dilutive stock awards and warrants	7,456	15,042	7,408	15,276
Total weighted average potentially dilutive shares/units from exchangeable debt	-	11,879	4,382	11,879
Total weighted average potentially dilutive limited partnership units	1,836	1,948	1,860	1,949

Note 12. Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts, such as foreign currency contracts to manage foreign currency exposure, and interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading or speculative purposes. All of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions and overall risk management strategy on a regular basis. We enter into only those transactions we believe will be highly effective at offsetting the underlying risk. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Foreign Currency

We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. In certain circumstances, we may issue debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact of the translation from the fluctuations in exchange rates, we may designate the debt as a nonderivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. To the extent we have an effective hedging relationship, we report all changes in fair value of the hedged portion of the nonderivative financial instruments and net investment hedges in equity in the foreign currency translation component of Accumulated Other Comprehensive Loss (“AOCI”) in the Consolidated Balance Sheets. These amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI. The changes in fair value of the portion of the nonderivative financial instruments that are not designated as hedges are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred. We did not record any ineffectiveness on our foreign currency derivative contracts during the three and six months ended June 30, 2015 and 2014.

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the translation of our projected net operating income of our international subsidiaries, principally in Canada, Europe and Japan. A collar contract combines put and call options into one contract with the purchase of a foreign currency put option, combined with the sale of a foreign currency call option such that there is no cash outlay at execution. This strategy effectively locks in a range around the rate at which net operating earnings of our international subsidiaries will be translated into U.S. dollars. Foreign currency option contracts are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of non-hedge designated derivatives are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

Interest Rate

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. We may enter into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, to offset the exposure of variable-rate debt obligations. The effective portion of the gain or loss on the derivative is reported as a component of AOCI in the Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. Ineffectiveness, if any, is recognized in Interest Expense at the time the ineffectiveness occurred.

The following tables summarize the activity in our derivative instruments for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

2015
	Foreign Currency Contracts
Local Currency	Net Investment Forward Contracts			Forward and Option Contracts (1)				Interest Rate Swaps
	EUR	GBP	JPY	EUR	GBP (2)	JPY	CAD	JPY
Notional amounts at January 1	€300	£238	¥24,136	€284	£-	¥-	$-	¥40,916
New contracts (3)	-	118	43,373	198	126	12,740	49	65,000
Matured or expired contracts	(300)	(118)	(67,509)	(254)	(53)	(2,800)	(7)	-
Notional amounts at June 30,	€-	£238	¥-	€228	£73	¥9,940	$42	¥105,916

	Foreign Currency Contracts
U.S. Dollar	Net Investment Forward Contracts			Forward and Option Contracts (1)				Interest Rate Swaps
Notional amounts at January 1	$400	$400	$250	$354	$-	$-	$-	$398
New contracts (3)	-	186	353	224	188	109	40	527
Matured or expired contracts	(400)	(200)	(603)	(311)	(79)	(24)	(6)	-
Notional amounts at June 30,	$-	$386	$-	$267	$109	$85	$34	$925

Weighted average forward rate at June 30,	-	1.62	-	1.17	1.31	117.07	1.23	115.47
Active contracts at June 30,	-	3	-	15	12	12	6	4

2014
	Foreign Currency Contracts
Local Currency	Net Investment Forward Contracts		Option Contracts (1)	Interest Rate Swaps
	EUR	JPY	EUR	USD
Notional amounts at January 1	€600	¥24,136	€-	$71
New contracts	1,446	59,083	33	-
Matured or expired contracts	(1,199)	(59,083)	(33)	-
Notional amounts at June 30,	€847	¥24,136	€-	71

	Foreign Currency Contracts
U.S. Dollar	Net Investment Forward Contracts		Option Contracts (1)	Interest Rate Swaps
Notional amounts at January 1	$800	$250	$-	$71
New contracts	1,979	578	46	-
Matured or expired contracts	(1,642)	(578)	(46)	-
Notional amounts at June 30,	$1,137	$250	$-	$71

(1)

During the six months ended June 30, 2015 and 2014, we exercised 13 and 1 option contracts, respectively. We realized gains of $4.0 million and $6.2 million for the three and six months ended June 30, 2015, respectively, and $0.1 million for the three and six months ended June 30, 2014, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

(2)

Included in our British pounds sterling denominated option contracts are six forward contracts to sell British pounds sterling and buy euros. These forwards have a notional amount of £35.0 million (€46.8 million) and were reported in this table using a weighted average exchange rate of $1.11 U.S. dollars to the euro.

(3)	In the second quarter of 2015, we entered into two contracts to effectively fix the interest rate on the 2015 Yen Term Loan. See Note 7 for more information on the 2015 Yen Term Loan.

The following table presents the fair value of our derivative instruments (in thousands):

	June 30, 2015		December 31, 2014
	Asset	Liability	Asset	Liability
Net investment hedges - euro denominated (1)	$-	$-	$22,891	$-
Net investment hedges - yen denominated (1)	-	-	46,934	-
Net investment hedges - pound sterling denominated	12,543	203	29,097	-
Foreign currency options - euro denominated (2)	14,826	463	7,742	-
Foreign currency options - yen denominated (2)	2,313	-	-	-
Foreign currency options - pound sterling denominated (2)	-	5,136	-	-
Foreign currency options - Canadian dollar denominated (2)	414	-	-	-
Interest rate swap hedges	97	2,255	-	1,395
Total fair value of derivatives	$30,193	$8,057	$106,664	$1,395

(1)

During the second quarter of 2015, we terminated our euro and yen denominated net investment hedges. See below for additional information about the gains recognized associated with these net investment hedges.

(2)

As discussed above, the foreign currency options are not designated as hedges. We recognized losses of $10.6 million and gains of $9.5 million in Foreign Currency and Derivative Gains and (Losses) and Related Amortization, Net in the Consolidated Statements of Operations from the change in value of our outstanding foreign currency options for the three and six months ended June 30, 2015, respectively. We did not recognize any gains or losses for the three and six months ended June 30, 2014.

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income (Loss) during the periods presented is due to the translation upon consolidation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar for which we recorded gains of $215.5 million and losses of $306.9 million for the three and six months ended June 30, 2015, respectively, and gains of $53.8 million and $71.4 million for the three and six months ended June 30, 2014, respectively. It also includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and losses associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Derivative net investment hedges (1)	$(28,984)	$(6,195)	$34,194	$(23,109)
Interest rate swap hedges (2)	(2,341)	(187)	(759)	(190)
Our share of derivatives from unconsolidated co-investment ventures	1,879	(1,977)	4,106	(3,081)
Total gain (loss) on derivative instruments	(29,446)	(8,359)	37,541	(26,380)
Nonderivative net investment hedges (3)	(111,537)	15,850	223,403	10,320
Total gain (loss) on derivative and nonderivative hedging instruments	$(140,983)	$7,491	$260,944	$(16,060)

(1)

This includes gains of $120.1 million and $121.5 million for the three and six months ended June 30, 2015, respectively, upon the settlement of net investment hedges. For the three and six months ended June 30, 2014, we recorded losses of $4.5 million and $11.4 million, respectively.

(2)

The amounts reclassified to interest expense for the three and six months ended June 30, 2015 and 2014, respectively, were not considered significant. For the next 12 months from June 30, 2015, we estimate an additional expense for $2.4 million will be reclassified to Interest Expense in the Consolidated Statements of Operations.

(3)

At June 30, 2015, and December 31, 2014, we had €3.2 billion ($3.6 billion) and €2.5 billion ($3.0 billion) of debt, net of accrued interest, respectively, designated as non-derivative financial instrument hedges of our net investment in international subsidiaries. We had €97.6 million ($118.5 million) of debt that was not designated as a non-derivative financial instrument hedge at December 31, 2014. We recognized unrealized losses of $5.4 million and unrealized gains of $10.0 million in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations on the unhedged portion of our debt for the three and six months ended June 30, 2015, respectively. We did not recognize any gains or losses for the three and six months ended June 30, 2014.

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

Fair Value Measurements on a Recurring Basis

At June 30, 2015, and December 31, 2014, other than the derivatives discussed previously and the embedded derivative in Note 7, we did not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements. We determined the fair value of our derivative instruments using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. We determined the fair values of our interest rate swaps using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. We based the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. We based the fair values of our net investment hedges on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, all of our derivatives held at June 30, 2015, and December 31, 2014, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. No assets met these criteria at June 30, 2015, or December 31, 2014.

Fair Value of Financial Instruments

At June 30, 2015, and December 31, 2014, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

At June 30, 2015, we estimated the fair value of our senior notes and at December 31, 2014, we estimated the fair value of our senior notes and exchangeable senior notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices were available, and we estimated the fair value of our Credit Facilities, term loans, secured mortgage debt and assessment bonds by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2015, and December 31, 2014, as compared with those in effect when the debt was issued or acquired, including reduced borrowing spreads resulting from our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$440,173	$440,377	$-	$-
Senior notes	6,616,471	6,927,802	6,076,920	6,593,657
Exchangeable senior notes	-	-	456,766	511,931
Term loans and other debt	2,442,883	2,445,631	588,816	591,810
Secured mortgage debt	749,895	849,260	1,050,591	1,173,488
Secured mortgage debt of consolidated entities	1,871,883	1,875,709	1,207,106	1,209,271
Total debt	$12,121,305	$12,538,779	$9,380,199	$10,080,157

Note 13. Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership of industrial operating properties and is the main source of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable segment based on geographic location. Our Real Estate Operations segment also includes development, re-development and acquisition activities that lead to rental operations. We develop, re-develop and acquire industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on the following: (i) the land that we currently own; (ii) the development expertise of our local teams; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities. Land held for development, properties currently under development and land we own and lease to customers under ground leases are included in this segment.

•

Strategic Capital. This operating segment represents the management of unconsolidated co-investment ventures. We invest with partners and investors through our ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger, ventures with longer duration and open-ended funds with leading global institutions. These private and public vehicles provide capital for distinct geographies across our global platform. We hold a significant ownership interest in these ventures; we believe this aligns our interests with those of our partners. We generate strategic capital revenues from our unconsolidated co-investment ventures through asset management and property management services and we earn additional revenues from leasing, acquisition, construction, development and disposition services provided. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promotes during the life of a venture or upon liquidation. Each unconsolidated co-investment venture we manage is considered to be an individual operating segment with similar economic characteristics; these ventures are combined within the reportable segment based on geographic location.

Reconciliations are presented in the following tables for: (i) each reportable business segment’s revenue from external customers to Total Revenues in the Consolidated Statements of Operations; (ii) each reportable business segment’s net operating income from external customers to Earnings Before Income Taxes in the Consolidated Statements of Operations; and (iii) each reportable business segment’s assets to Total Assets in the Consolidated Balance Sheets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Earnings Before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Real estate operations:
Americas	$432,329	$344,347	$822,959	$700,472
Europe	16,681	20,473	35,450	36,661
Asia	14,348	18,935	25,771	35,994
Total Real Estate Operations segment	463,358	383,755	884,180	773,127
Strategic capital:
Americas	17,116	47,315	32,042	61,890
Europe	21,001	19,453	39,394	41,153
Asia	8,929	9,566	17,635	18,601
Total Strategic Capital segment	47,046	76,334	89,071	121,644

Total revenues	$510,404	$460,089	$973,251	$894,771

Net operating income:
Real estate operations:
Americas	$287,504	$243,269	$557,395	$496,730
Europe	10,143	11,410	21,081	19,634
Asia	9,985	14,050	17,469	26,167
Total Real Estate Operations segment	307,632	268,729	595,945	542,531
Strategic capital:
Americas	7,234	30,092	12,125	32,148
Europe	14,426	12,125	26,291	25,809
Asia	5,271	6,280	10,179	11,687
Total Strategic Capital segment	26,931	48,497	48,595	69,644

Total segment net operating income	334,563	317,226	644,540	612,175
Reconciling items:
General and administrative expenses	(57,027)	(60,375)	(113,315)	(123,578)
Depreciation and amortization	(190,188)	(161,577)	(359,996)	(321,857)
Earnings from unconsolidated entities, net	41,784	21,151	72,826	50,897
Interest expense	(68,902)	(80,184)	(137,663)	(165,707)
Interest and other income, net	1,847	5,116	12,896	19,166
Gains on dispositions of investments in real estate, net	108,782	169,583	386,497	186,638
Foreign currency and derivative gains (losses) and related amortization, net	(25,512)	10,130	9,054	(18,054)
Losses on early extinguishment of debt, net	(236)	(77,558)	(16,525)	(77,285)
Total reconciling items	(189,452)	(173,714)	(146,226)	(449,780)
Earnings before income taxes	$145,111	$143,512	$498,314	$162,395

	June 30,	December 31,
	2015	2014
Assets:
Real estate operations:
Americas	$23,002,012	$17,432,909
Europe	1,344,352	1,820,529
Asia	964,420	926,645
Total Real Estate Operations segment	25,310,784	20,180,083
Strategic capital:
Americas	19,999	20,635
Europe	51,461	54,577
Asia	2,316	2,718
Total Strategic Capital segment	73,776	77,930
Total segment assets	25,384,560	20,258,013
Reconciling items:
Investments in and advances to unconsolidated entities	4,911,505	4,824,724
Assets held for sale	514,752	43,934
Note receivable backed by real estate	197,500	-
Cash and cash equivalents	351,025	350,692
Other assets	243,055	340,860
Total reconciling items	6,217,837	5,560,210
Total assets	$31,602,397	$25,818,223

Note 14. Supplemental Cash Flow Information

Our significant noncash investing and financing activities for the six months ended June 30, 2015 and 2014 included the following:

•	See Notes 2, 7 and 9 for information related to the KTR acquisition in May 2015.

•

During the second quarter of 2015, we received $50.2 million of ownership interests in certain unconsolidated entities and $16.3 million of a note receivable as a portion of our proceeds from the contribution of properties to these entities.

•	We received a note backed by real estate in 2015, as disclosed in Note 6.

•	Holders of our exchangeable senior notes exchanged their notes into common stock of the Parent in 2015, as disclosed in Note 7.

•	We capitalized $11.5 million and $10.9 million, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•

As partial consideration for properties we contributed to FIBRA Prologis and the conclusion of an unconsolidated co-investment venture during the second quarter of 2014, we received ownership interests of $601.6 million and FIBRA Prologis assumed $345.1 million of secured debt.

We paid $185.4 million and $141.3 million of interest in cash, net of amounts capitalized, for the six months ended June 30, 2015 and 2014.

We paid $12.0 million and $49.7 million for income taxes, net of refunds, for the six months ended June 30, 2015 and 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of June 30, 2015, the related consolidated statements of operations, and consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015 and 2014, the related consolidated statement of equity for the six-month period ended June 30, 2015, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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
July 31, 2015

Report of Independent Registered Public Accounting Firm

The Partners
Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of June 30, 2015, the related consolidated statements of operations, and consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015 and 2014, the related consolidated statement of capital for the six-month period ended June 30, 2015, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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
July 31, 2015

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 1 of this report and our Annual Report as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the fiscal year ended December 31, 2014.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “designed to achieve” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historic in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital directly or in existing or new co-investment ventures – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part I, Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K. References to “we,” “us” and “our” refer to Prologis, Inc. and its consolidated subsidiaries.

Management’s Overview

We are the global leader in industrial real estate, focused on markets across the Americas, Europe and Asia. At June 30, 2015, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 670 million square feet (62 million square meters) in 21 countries. We lease modern distribution facilities to more than 5,200 customers, including third-party logistics providers, transportation companies, retailers and manufacturers.

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

Real Estate Operations

Rental Operations. Rental operations represent the main source of our revenues, earnings and funds from operations (see definition and a complete reconciliation in the following section). We collect rent from our customers through operating leases, including reimbursements for the majority of our operating costs. We expect to generate long-term internal growth in rental income by maintaining high occupancy rates, by controlling expenses and through increasing rents. Our rental income is diversified because of our global presence and broad customer base. We believe our property management, leasing and maintenance teams, together with our capital expenditure, energy management and risk management programs, create cost efficiencies that allow us to capitalize on the economies of scale inherent in owning, operating and growing a global portfolio.

Capital Deployment. Capital deployment includes the development, redevelopment and acquisition of industrial properties that lead to rental operations and therefore is reported with rental operations. We primarily deploy capital in global and regional markets to meet our customers’ needs. We capitalize on the following: (i) our land bank, (ii) the development expertise of our local teams, (iii) our global customer relationships, and (iv) the demand for high-quality distribution facilities. We aim to increase our rental income and our net asset value by leasing newly developed space and acquiring operating properties. We develop properties for long-term hold, for contribution to our co-investment ventures and, occasionally, for sale to third parties.

Strategic Capital

We invest with partners and investors through private and public ventures which may be consolidated or unconsolidated. We tailor industrial portfolios to meet investors’ specific needs, with a focus on long-term ventures and open-ended funds. We also access alternative sources of equity through investment vehicles containing publicly traded vehicles such as Nippon Prologis REIT, Inc. and FIBRA Prologis. These private and public vehicles fund our capital needs in distinct geographies across our global platform. We hold a significant ownership interest in these ventures, aligning our interests with those of our partners. We generate strategic capital revenues from our unconsolidated ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees during the life of a venture or upon liquidation (called “promotes”). We believe our co-investment ventures will offer sources of capital for investments, provide incremental revenues and mitigate foreign currency risk associated with our international investments. We plan to grow this business generally through growth in existing ventures.

Growth Strategies

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenue, earnings, net operating income (“NOI”), cash flows and core funds from operations (see below for definitions and reconciliations of our financial measures that are not determined in accordance with U.S. generally accepted accounting principles (“GAAP”)) is based on the following:

•

Rising Rents. Market rents are increasing across many of our markets. We expect growth to continue as demand for logistics facilities is strong across the globe. Because many of our leases originated during low rent periods following the global financial crisis, in-place leases have room for growth, which translates into increased NOI, earnings and cash flow. We had positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) during 2015, ranging from 9.7% to 14.4%, and the second quarter of 2015 represented the tenth consecutive quarter of positive rent change.

•

Value Creation from Development. We believe a successful development program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of more than 178.0 million additional square feet. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward through development or dispositions of nonstrategic land. During the first six months of 2015, in our owned and managed portfolio, we stabilized development projects with a total expected investment

(“TEI”) of $994.8 million. Post stabilization, we estimate the value of these buildings will be approximately 32.8% more than their book value or the cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models).

•

Economies of Scale from Growth in Assets Under Management. We believe we have the infrastructure and an acquisition pipeline that will allow us to increase our investments in real estate, with minimal increases to general and administrative expenses (“G&A”). During the first six months of 2015, our owned and managed real estate assets increased through the acquisition of 64.6 million square feet of buildings, principally through the acquisition of the real estate portfolio of KTR Capital Partners and its affiliates (“KTR”) and the addition of 16.8 million square feet of development starts, which was partially offset by dispositions to third parties of 5.4 million square feet. We completed and integrated these acquisitions with minimal increases in gross overhead, primarily related to salaries for certain property management personnel that are reported as rental expenses.

Summary of 2015

During the six months ended June 30, 2015, we completed the following activities as further described in the Consolidated Financial Statements:

•

On May 29, 2015, we acquired the real estate assets and operating platform of KTR. The portfolio consisted of 315 operating properties aggregating 59 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated build out of 6.8 million square feet. The properties were acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture (“USLV”), of which we own 55%. The acquisition was funded through cash, the assumption of debt and the issuance of 4.5 million common limited partnership units in the Operating Partnership, as further discussed below in Liquidity and Capital Resources.

•

We issued €700 million ($785.5 million) of senior notes, entered into an unsecured senior term loan under which we can draw in U.S. dollars in an aggregate amount not to exceed $1.0 billion and entered into a unsecured senior term loan under which we can draw in Japanese yen in an aggregate amount not to exceed ¥65.0 billion ($530.8 million at June 30, 2015). The term loans were both fully drawn at June 30, 2015. We used the net proceeds for general corporate purposes and to fund our share of the cash portion of the purchase price of KTR. See further discussion in the Liquidity and Capital Resources section below.

•

We generated net proceeds of $1.2 billion and net gains of $386.5 million from the contribution and disposition of real estate investments. The gains were primarily driven by dispositions in the United States to third parties and gains on development property contributions of $63.7 million, primarily in Europe.

•	During March 2015, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of common stock of the Parent and $0.2 million of their notes for cash.

•	See below, in Our Owned and Managed Portfolio section, details of operating and development activity in 2015.

Results of Operations

Six Months Ended June 30, 2015 and 2014

Real Estate Operations

This operating segment includes rental income and rental expense recognized from our consolidated operating properties. The 2015 results include approximately one month of NOI from the properties acquired in the KTR acquisition. The operating fundamentals in the markets in which we operate have been improving, which has positively affected both the occupancy and rental rates we have experienced and also has fueled development activity. This operating segment also includes revenue from land we own and lease to customers and development management and other income, net of acquisition, disposition and land holding costs.

Real Estate Operations NOI for the six months ended June 30 was as follows (dollars in millions):

	2015	2014
Rental and other income	$686.3	$598.9
Rental recoveries	197.9	174.2
Rental and other expenses	(288.3)	(230.6)
Real Estate Operations – NOI	$595.9	$542.5

Operating margin	67.4%	70.2%

Average occupancy	95.4%	94.0%

Detail of our consolidated operating properties was as follows (square feet in millions):

	June 30,	December 31,	June 30,
	2015	2014	2014
Number of properties	1,892	1,607	1,457
Square feet	341.5	282.3	246.4
Percentage occupied	94.7%	96.3%	94.3%

Below are the key drivers of Real Estate Operations NOI:

•

Activity within the portfolio, which included acquisitions, contributions to co-investment ventures and dispositions to third parties, affected NOI for the six months ended June 30, 2015, from the same period in 2014, as follows:

o	acquisition of assets from KTR: $27.4 million increase,
o	other acquisitions and development activity: $27.9 million increase,
o	consolidation of Prologis North American Industrial Fund (“NAIF”) during the fourth quarter of 2014: $87.6 million increase,

o	contribution activity: $55.8 million decrease, and
o	disposition activity: $32.7 million decrease.

•

Average occupancy in our operating properties increased 140 basis points for the six months ended June 30, 2015, from the same period in 2014. The KTR properties were 89.2% occupied at the time of the acquisition, which decreased our average and period-end occupancy.

•

We leased a total of 49.2 million square feet, or approximately 17% of our average portfolio, during the six months ended June 30, 2015, compared with 31.4 million square feet, or approximately 12% of our average portfolio, during the same period in 2014.

•

We recognize changes in rental income from contractual rent increases on existing leases and from rent change on new leases. We recognize the total rental income under the lease on a straight-line basis over the term of the lease which includes all known contractual changes. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling; therefore, any rent increase will impact the rental income we recognize.

•

We experienced an increase in rental rates on the turnover of existing leases for the past ten quarters that has resulted in higher average rental rates in our portfolio and increased rental income and NOI as those leases commenced.

•

Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 78.4% and 79.1% of total rental expenses for the six months ended June 30, 2015 and 2014, respectively.

Strategic Capital

This operating segment includes income from fees and promotes earned for services performed for our unconsolidated co-investment ventures. This income is reduced by recognized expenses for direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owned by the ventures. Income associated with the Strategic Capital segment fluctuates because of the size of co-investment ventures under management, the transactional activity in the venture and the timing of promotes.

Strategic Capital NOI for the six months ended June 30 was as follows (in millions):

	2015	2014
Americas:
Asset management and other fees	$25.1	$25.0
Leasing commissions, acquisition and other transaction fees	6.9	5.5
Promotes	-	31.3
Strategic capital expenses	(19.9)	(29.7)
Subtotal Americas	12.1	32.1
Europe:
Asset management and other fees	33.7	34.4
Leasing commissions, acquisition and other transaction fees	5.7	6.7
Strategic capital expenses	(13.1)	(15.3)
Subtotal Europe	26.3	25.8
Asia:
Asset management and other fees	15.8	16.0
Leasing commissions, acquisition and other transaction fees	1.8	2.6
Strategic capital expenses	(7.4)	(6.9)
Subtotal Asia	10.2	11.7
Strategic Capital – NOI	$48.6	$69.6

The following assets under management were held through our unconsolidated co-investment ventures (dollars and square feet in millions):

	June 30,	December 31,	June 30,
	2015	2014	2014
Americas:
Number of ventures	3	3	4
Square feet	89.0	87.1	128.9
Total assets	$6,919	$7,063	$9,450
Europe:
Number of ventures	4	4	4
Square feet	154.8	147.4	137.8
Total assets	$11,450	$11,463	$12,236
Asia:
Number of ventures	2	2	2
Square feet	27.1	26.2	23.6
Total assets	$4,217	$4,135	$4,270
Total:
Number of ventures	9	9	10
Square feet	270.9	260.7	290.3
Total assets	$22,586	$22,661	$25,956

The following are the key drivers of Strategic Capital NOI:

•	We acquired a controlling interest in our co-investment venture NAIF in the fourth quarter of 2014 and began consolidating the venture.

•	We formed the co-investment venture FIBRA Prologis in Mexico in June 2014, and in connection with this transaction, we concluded the Mexico Industrial Fund.

•	We contributed 16 and 126 properties to several co-investment ventures for the six months ended June 30, 2015, and during all of 2014, respectively.

•	The unconsolidated co-investment ventures acquired 26 and 81 properties from third parties for the six months ended June 30, 2015, and during all of 2014, respectively.

•

The amounts presented for Europe and Asia are shown in U.S. dollars and were impacted by fluctuations in the exchange rates of primarily euro, British pound sterling and Japanese yen to U.S. dollar. We have hedged the majority of our investment in euro, British pound sterling, and Japanese yen through outstanding debt and derivative instruments that offset the majority of these fluctuations.

The direct costs associated with Strategic Capital totaled $40.5 million and $52.0 million for the six months ended June 30, 2015 and 2014, respectively, and are included in Strategic Capital Expenses in the Consolidated Statements of Operations. See Note 4 to the Consolidated Financial Statements for additional information about our unconsolidated co-investment ventures.

Our Owned and Managed Portfolio

We manage our business on an owned and managed basis whether a particular property is wholly owned by us or owned by one of our co-investment ventures. As further discussed, we believe that the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated properties. The activity in our owned and managed properties affects Real Estate Operations NOI, Strategic Capital revenues and net earnings we recognize from our unconsolidated co-investment ventures.

Our owned and managed properties include operating industrial properties and do not include properties under development or held for sale to third parties (square feet in millions):

	June 30, 2015			December 31, 2014			June 30, 2014
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,892	341.5	94.7%	1,607	282.3	96.3%	1,457	246.4	94.3%
Unconsolidated	1,325	270.9	94.9%	1,278	260.7	95.0%	1,443	290.3	94.1%
Totals	3,217	612.4	94.8%	2,885	543.0	95.6%	2,900	536.7	94.3%

Operating Activity

The following is a summary of our operating activity for the six months ended June 30 (square feet in millions):

	2015	2014
Aggregate leased square feet	71.8	60.6
Average turnover costs per square foot	$1.63	$1.41
Rent change on rollover	9.7% – 14.4%	6.6% – 7.0%
Weighted average retention percentage on aggregate leased square feet	82.7%	84.7%
Weighted average lease term (in months)	43	39

Average turnover costs per square foot have increased in 2015 due to the longer term of the leases signed and, therefore, the higher value of the leases.

Development Start and Stabilization Activity

Information on our development starts for the six months ended June 30 is summarized below (dollars and square feet in millions):

	2015 (1)	2014
Number of properties	45	30
Aggregated square feet	16.8	7.7
TEI	$1,304.9	$610.8
Our proportionate share of TEI based on ownership	$1,017.1	$550.3
Percentage of build-to-suits based on TEI	38.3%	17.6%
Weighted average expected yield on TEI	7.2%	7.3%
Estimated value at completion	$1,562.8	$731.5
Estimated margin	19.8%	19.8%

(1)	We expect these developments to be completed before October 2016.

Information on our development stabilization activity for the six months ended June 30 is summarized below (dollars and square feet in millions):

	2015	2014
Number of properties	38	28
Aggregated square feet	12.4	9.7
TEI	$994.8	$635.4
Our proportionate share of TEI based on ownership	$909.2	$534.0
Estimated margin	32.8%	22.3%

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio, as well as properties owned by the unconsolidated co-investment ventures that are managed by us, in our same store analysis. We have defined the same store portfolio, for the three months ended June 30, 2015, as those properties that were in operation at January 1, 2014, and have been in operation throughout the same three-month periods in both 2015 and 2014. We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental income, rental expenses and NOI in the same store portfolio are generally the same as for the total portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into U.S. dollars, for both periods.

We calculate our same store results on a quarterly basis. The following is a reconciliation of our consolidated rental income, rental expenses and NOI (calculated as rental income and recoveries less rental expenses), as included in the Consolidated Statements of Operations, to the respective amounts in our same store portfolio analysis for the three months ended June 30 (in millions):

			Percentage
	2015	2014	Change
Rental Income (1) (2)
Consolidated:
Rental income per the Consolidated Statements of Operations	$357.8	$294.5
Rental recoveries per the Consolidated Statements of Operations	103.6	86.8
Consolidated adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(76.5)	(44.6)
Effect of changes in foreign currency exchange rates and other	(0.1)	(6.0)
Unconsolidated co-investment ventures – rental income	406.2	428.1
Same store portfolio – rental income (2)	791.0	758.8	4.2%
Rental Expenses (1) (3)
Consolidated:
Rental expenses per the Consolidated Statements of Operations	$125.6	$109.6
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(19.4)	(15.3)
Effect of changes in foreign currency exchange rates and other	7.1	3.2
Unconsolidated co-investment ventures – rental expenses	92.9	101.9
Same store portfolio – rental expenses (3)	206.2	199.4	3.4%
NOI (1)
Consolidated:
NOI per the Consolidated Statements of Operations	$335.8	$271.7
Consolidated adjustments to derive same store results:
NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(57.1)	(29.3)
Effect of changes in foreign currency exchange rates and other	(7.2)	(9.2)
Unconsolidated co-investment ventures – NOI	313.3	326.2
Same store portfolio – NOI	$584.8	$559.4	4.5%

(1)

As discussed, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated co-investment ventures that are managed by us. We include 100% of the NOI from the properties in our same store portfolio. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis because of the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).

(2)

We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included in “effect of changes in foreign currency exchange rates and other” in this table.

(3)

Rental expenses include the direct operating expenses of the property such as property taxes, insurance and utilities. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management services provided to each property (generally, based on a percentage of revenues). On consolidation, these amounts are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in this table.

Other Components of Income (Expense)

G&A Expenses

G&A expenses for the six months ended June 30 consisted of the following (in millions):

	2015	2014
Gross overhead	$219.0	$235.2
Reported as rental expenses	(16.1)	(15.6)
Reported as strategic capital expenses	(40.5)	(52.0)
Capitalized amounts	(49.1)	(44.0)
G&A expenses	$113.3	$123.6

Gross overhead includes all costs related to our business, including the Real Estate Operations and Strategic Capital segments. We allocate a portion of our gross overhead that relate to property management functions to both segments based on the size of the respective portfolios. Costs directly associated to Strategic Capital also are allocated to that segment. The decrease in gross overhead was principally due to fluctuations in foreign currency exchange rates between the U.S. dollar and the euro, British pound sterling and Japanese yen.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other G&A costs. The capitalized G&A for the six months ended June 30 were as follows (in millions):

	2015	2014
Development activities	$36.7	$34.3
Leasing activities	10.3	9.1
Costs related to internally developed software	2.1	0.6
Total capitalized G&A expenses	$49.1	$44.0

For the six months ended June 30, 2015 and 2014, the capitalized salaries and related costs represented 29.4% and 23.3%, respectively, of our total salaries and related costs, which includes cash and stock compensation and other employee-related expenses.

Depreciation and Amortization

Depreciation and amortization was $360.0 million and $321.9 million for the six months ended June 30, 2015 and 2014, respectively. The increase in depreciation and amortization principally resulted from an increased investment in real estate properties from the KTR acquisition, the consolidation of NAIF in the fourth quarter of 2014, acquired properties and completed developments over the prior year. This is offset slightly by the disposition and contribution of properties during 2015 and 2014.

Other Expenses

In connection with the KTR acquisition, we recognized $24.7 million of acquisition costs that are reflected in other expenses, which are mostly offset in Net Loss (Earnings) Attributable to Noncontrolling Interests in the Consolidated Statement of Operations by the 45% share of our venture partner.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities that are accounted for under the equity method of $72.8 million and $50.9 million for the six months ended June 30, 2015 and 2014, respectively. The earnings we recognize are impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) our ownership interest in each venture; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense included the following components for the six months ended June 30 (in millions):

	2015	2014
Gross interest expense	$184.8	$199.3
Amortization of premium, net	(20.7)	(9.9)
Amortization of deferred loan costs	6.3	6.6
Interest expense before capitalization	$170.4	$196.0
Capitalized amounts	(32.7)	(30.3)
Net interest expense	$137.7	$165.7

Gross interest expense decreased for the six months ended June 30, 2015, compared with the same period in 2014, because of a decrease in interest rates. Our weighted average effective interest rate was 3.5% and 4.5% for the six months ended June 30, 2015 and 2014, respectively. During 2015 and 2014, we issued new debt with lower borrowing costs and used the proceeds to invest in real estate and pay down or buy back our higher cost debt. Our debt increased by $3.6 billion, from June 30,

2014, to June 30, 2015, principally from the financing of KTR, including the issuance of a new euro senior note and two unsecured senior term loan facilities in U.S. dollar and Japanese yen and the assumption of secured mortgage debt, as well as financing other investments in real estate offset partially by payments on debt made from proceeds received from dispositions. See Note 7 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate, Net

We recognized $386.5 million and $186.6 million for the six months ended June 30, 2015 and 2014, respectively, driven primarily by sales to third parties in the United States and contributions of properties to co-investment ventures in Europe and Mexico. We expect to continue to have contributions to co-investment ventures in the future, primarily in Europe, Japan and Mexico, as well as the disposition of properties to third parties, all depending on market conditions and other factors. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net

We recognized gains of $9.1 million and losses of $18.1 million for the six months ended June 30, 2015 and 2014, respectively. The gains in 2015 were driven principally by gains on foreign currency transactions of $4.0 million, including the foreign currency impact of the euro, British pound sterling and Japanese yen derivatives (see Note 12 to the Consolidated Financial Statements), and a gain in the first quarter of $5.1 million on the embedded derivative instrument (exchange feature), net of related amortization, related to our exchangeable senior notes. The losses in 2014 were driven primarily by losses of $15.2 million on the embedded derivative instrument (exchange feature), net of related amortization. The exchangeable notes were exchanged in March 2015 primarily into shares of common stock, so there will be no impact to the financial statements going forward. See Note 7 to the Consolidated Financial Statements for more information about the embedded derivative instrument (exchange feature) related to our exchangeable senior notes that matured March 15, 2015.

Gains (Losses) on Early Extinguishment of Debt, Net

During the six months ended June 30, 2015, we extinguished $286.5 million of secured mortgage debt before maturity, which resulted in a loss of $16.5 million, most of which happened in the first quarter. During the six months ended June 30, 2014, we extinguished $823.9 million of our senior notes and secured mortgage debt before maturity, which resulted in a, net loss of $77.3 million, most of which happened in the second quarter.

Income Tax Expense (Benefit)

During the six months ended June 30, 2015 and 2014, our current income tax expense was $5.5 million and $48.9 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries (“TRSs”), state and local income taxes and taxes incurred in our foreign jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. The majority of the current income tax expense for both periods relates to asset sales and contributions of properties that were held in foreign subsidiaries or TRSs.

Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the United States or in foreign jurisdictions. During the six months ended June 30, 2014, we recognized a deferred tax benefit of $50.9 million due to the reversal of deferred tax liabilities in connection with the FIBRA transaction.

Net Loss (Earnings) Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated ventures in which we do not own 100% of the equity, as well as the limited partners’ interests in the Operating Partnership. During the six months ended June 30, 2015 and 2014, the net earnings attributable to noncontrolling interest for Prologis, Inc. was $2.8 million and $76.5 million, respectively. In 2015, we recognized net earnings attributable to noncontrolling interests primarily related to operating activity in our consolidated co-investment ventures, NAIF and USLV. We acquired a controlling interest in NAIF in the fourth quarter of 2014 and began consolidating the venture. USLV completed the KTR acquisition in May 2015, so approximately one month of activity is included, offset by the third-party share of acquisition costs and an acquisition fee payable to us. In 2014, we recognized net earnings attributable to noncontrolling interests in Mexico Fondo Logistico (“AFORES”) of $61.0 million because of the FIBRA Prologis transaction, primarily related to the third party investors’ share of the gain on disposition and the net deferred income tax benefit. See Note 9 to the Consolidated Financial Statements for further information on our consolidated ventures.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gains (Losses), Net

We recognize unrealized gains or losses related to the translation of our foreign subsidiaries’ assets and liabilities into U.S. dollars, along with realized and unrealized gains or losses associated with the changes in the fair value of derivative and nonderivative financial instruments that are designated and qualify as hedges of net investments in foreign operations.

During the six months ended June 30, 2015 and 2014, we recorded unrealized losses of $49.3 million and unrealized gains of $58.7 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. In 2015, we recorded unrealized losses principally due to the weakening of the euro, British pound sterling, Japanese yen and Brazilian real to the U.S. dollar from the beginning of the period to the end of the period.

Three Months Ended June 30, 2015 and 2014

Except as separately discussed above and the KTR acquisition in May 2015, the changes in net earnings attributable to common shares and its components for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, are similar to the changes for the six month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments for the remainder of 2015, of approximately $24.0 million;

•

completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2015, 82 properties in our development portfolio were 45.7% leased with a current investment of $1.5 billion and a TEI of $2.7 billion when completed and leased, leaving $1.2 billion remaining to be spent);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated co-investment ventures or new investments in future unconsolidated co-investment ventures;

•

acquisition of operating properties and/or portfolios of operating properties in global or regional markets (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this may include acquisitions from our co-investment ventures); and

•

repurchase of our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors) through cash purchases, in open-market purchases, privately negotiated transactions, tender offers or otherwise.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($351.0 million at June 30, 2015);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes, and distributions received from the co-investment ventures;

•	proceeds from the dispositions of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed in the following section ($2.2 billion available at June 30, 2015), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities, including through the ATM program (we issued 1.7 million shares of common stock in 2015, generating net proceeds of $71.7 million); and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

Debt balances consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Debt outstanding	$12,121	$9,380
Weighted average interest rate	2.9%	3.6%
Weighted average maturity (in months)	62	70

As discussed earlier and in Note 2 to the Consolidated Financial Statements, we closed on the KTR acquisition on May 29, 2015. In order to fund our share of the cash portion, approximately $2.6 billion, as well as our other net cash requirements, we entered into the following debt arrangements and borrowed $440.2 million under our credit facilities during the quarter:

•	issued €700 million ($785.5 million) of senior notes with an interest rate of 1.375%, maturing in 2021;

•	entered into an unsecured senior term loan under which we can draw in U.S. dollars in an aggregate amount not to exceed $1.0 billion that matures in 2017 (which was fully drawn at June 30, 2015); and

•

entered into an unsecured senior term loan under which we can draw in Japanese yen in an aggregate amount not to exceed ¥65.0 billion ($530.8 million at June 30, 2015) that matures in 2022 (which was fully drawn at June 30, 2015).

At June 30, 2015, we had credit facilities with an aggregate borrowing capacity of $2.7 billion, of which $2.2 billion was available.

We expect to repay the balances drawn on the above credit facilities to fund the KTR acquisition prior to maturity with proceeds generated from the contributions of certain development properties to our co-investment ventures in Europe, Japan and Mexico and dispositions of certain non-strategic properties to third parties.

At June 30, 2015, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios. See Note 7 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. For more information on equity commitments for our unconsolidated co-investment ventures, see Note 4 to the Consolidated Financial Statements. We also have one consolidated co-investment venture with equity commitments, the Brazil Fund. There has been no change to its equity commitments in 2015.

Cash Provided by Operating Activities

For the six months ended June 30, 2015 and 2014, operating activities provided net cash of $355.9 million and $305.9 million, respectively. In 2015 and 2014, cash provided by operating activities was less than cash dividends paid on common and preferred stock by $25.3 million and $30.4 million, respectively. We used proceeds from dispositions to third parties and contributions of real estate properties to consolidated and unconsolidated entities ($926.8 million in 2015 and $869.4 million in 2014) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the six months ended June 30, 2015 and 2014, investing activities used net cash of $5.1 billion and $189.6 million, respectively. The following are the significant activities for both periods presented:

•

Real estate development. We invested $670.5 million and $445.1 million in 2015 and 2014, respectively, in real estate development and leasing costs for first generation leases. We have 53 properties under development and 29 properties that are completed but not stabilized at June 30, 2015, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2015, excluding the KTR acquisition, we acquired total real estate of $293.6 million, which included 401 acres of land and 10 operating properties. In 2014, we acquired 222 acres of land and three operating properties for $182.3 million.

•

KTR acquisition, net of cash received. In 2015, we acquired the real estate assets of KTR for a net purchase price of $4.8 billion through our consolidated co-investment venture USLV, of which we own 55%. See Note 2 to the Consolidated Financial Statements for more detail on the transaction.

•

Capital expenditures. We invested $91.5 million and $82.8 million in our operating properties during 2015 and 2014, respectively; which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from dispositions and contributions. We generated cash from contributions and dispositions of properties and land parcels of $926.8 million and $869.4 million during 2015 and 2014, respectively. In 2015, we disposed of 50 properties to third parties and contributed 16 operating properties to unconsolidated co-investment ventures. In 2014, we contributed real estate properties owned on a consolidated basis to FIBRA Prologis and received cash proceeds of $286.8 million, primarily related to third party partners in AFORES and subsequently distributed the proceeds to them. We disposed of land, ground leases and 65 operating properties to third parties and contributed one operating property to an unconsolidated co-investment venture.

•

Investments in and advances to. In 2015 and 2014, we invested cash of $340.8 million and $656.4 million, respectively, in our unconsolidated co-investment ventures, net of repayment of advances by the entities. Our investments in 2015 relates to additional investments in Prologis European Logistic Partners Sàrl (“PELP”) of $214.3 million, Prologis Targeted Europe Logistics Fund (“PTELF”) of $54.6 million, Prologis European Properties Fund II of $10.3 million and Brazil Fund and related joint ventures of $22.3 million, in each case, representing our proportionate share. The co-investment ventures used these investments for acquisition of operating properties, development and the repayment of debt. Our investment in 2014 principally relates to acquiring equity units from two partners in NAIF of $274.7 million and additional investments in PELP of $281.5 million and PTELF of $39.5 million, representing our proportionate share, for the acquisition of operating properties and the repayment of debt by the ventures. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $67.0 million and $127.4 million during 2015 and 2014, respectively.

•

Proceeds from repayment of notes receivable backed by real estate. In June 2014, we received $188.0 million for the payment in full of the notes receivable backed by real estate that originated in 2010 through the sale of a portfolio of industrial properties.

•

Settlement of net investment hedges. We received net proceeds of $121.5 million and made net payments of $7.9 million from the settlement of our net investment hedges during 2015 and 2014, respectively. See Note 12 to the Consolidated Financial Statements for further information on our derivative activity.

For the six months ended June 30, 2015 and 2014, financing activities provided net cash of $4.7 billion and used net cash of $350.9 million, respectively. The following are the significant activities for both periods presented:

•	Proceeds from issuance of common stock. We generated net proceeds of $71.7 million from the issuance of shares of common stock under our ATM program during the first quarter of 2015.

•	Dividends paid on common and preferred stock. We paid dividends of $381.2 million and $336.2 million to our common and preferred stockholders during 2015 and 2014, respectively.

•	Repurchase of preferred stock/units. In 2014, we paid $27.6 million to repurchase shares of series Q preferred stock.

•

Noncontrolling interests contributions. In 2015, our partner in USLV made contributions of $2.4 billion, primarily for the KTR acquisition. In 2014, our partner in consolidated co-investment ventures made contributions of $464.5 million, of which $455.6 million was for the formation of USLV.

•

Noncontrolling interests distributions. In 2015 and 2014, we distributed $38.1 million and $260.2 million to various noncontrolling interests, respectively. The distributions in 2014 related to a cash distribution of $218.2 million to our partners in AFORES due to the FIBRA transaction and $28.6 million to our partners in Prologis AMS due to the disposition of the remaining properties of the venture.

•	Net proceeds from (payments on) credit facilities. We received net proceeds of $435.5 million and made net payments of $689.7 million on our credit facilities during 2015 and 2014, respectively.

•

Repurchase and payments of debt. During 2015, we made payments of $482.5 million on our outstanding term loans, $115.5 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $310.5 million. During 2014, we made payments of $1.8 billion on our previous term loan, $101.8 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished exchangeable senior notes and secured mortgage debt of $1.1 billion.

•

Proceeds from issuance of debt. In 2015, we issued €700 million ($785.5 million) of senior notes and $2.3 billion of term loans, including ¥65.0 billion ($528.6 million) on a new term loan in Japan and used the net proceeds for general corporate purposes and to fund our share of the purchase price for the KTR acquisition (see above for further explanation). In 2014, we issued €1.2 billion ($1.6 billion) of senior notes and $1.8 billion of term loans.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures at June 30, 2015, of $4.7 billion. These ventures had total third-party debt of $6.3 billion (of which $1.7 billion was our proportionate share) at June 30, 2015.

At June 30, 2015, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet such needs as capital improvements and other investment activities.

We paid a cash dividend of $0.36 per common share for both the first quarter and second quarter of 2015. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

At June 30, 2015, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

Our FFO Measures

At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating results are best served by a defined FFO measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT – defined measure of FFO. Our FFO measures are used by management in analyzing our business and the performance of our properties and we believe that it is important that stockholders, potential investors and financial analysts understand the measures management uses.

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

Core FFO attributable to common stockholders/unitholders (“Core FFO”)

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and non-recurring items that we recognized directly in FFO, as defined by Prologis:

•	gains or losses from contribution or sale of land or development properties;

•	income tax expense related to the sale of investments in real estate and third-party acquisition costs related to the acquisition of real estate;

•	impairment charges recognized related to our investments in real estate generally as a result of our change in intent to contribute or sell these properties;

•	gains or losses from the early extinguishment of debt and redemption and repurchase of preferred stock;

•	acquisition and related expenses, and other integration expenses; and

•	expenses related to natural disasters.

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

•

Gains or losses from non-development property acquisitions and dispositions or impairment charges related to expected dispositions represent changes in value of the properties. By excluding these gains and losses, FFO does not capture realized changes in the value of acquired or disposed properties arising from changes in market conditions.

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

•	The gains and losses on extinguishment of debt that we exclude from our Core FFO, may provide a benefit or cost to us as we may be settling our debt at less or more than our future obligation.

•	Acquisition and related expenses, and other integration expenses and any natural disaster expenses that we exclude from Core FFO are costs that we have incurred.

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for the six months ended June 30 as follows (in millions).

	2015	2014
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$485.4	$77.4

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	347.5	310.3
Gains on dispositions of investments in real estate properties, net	(311.4)	(149.5)
Reconciling items related to noncontrolling interests	(32.2)	53.7
Our share of reconciling items included in earnings from unconsolidated entities	98.2	94.5
Subtotal – NAREIT defined FFO	587.5	386.4

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(3.5)	18.1
Deferred income tax expense (benefit), net	1.2	(20.4)
Reconciling items related to noncontrolling interests	(0.8)	-
Our share of reconciling items included in earnings from unconsolidated entities	(13.9)	(3.9)
FFO, as defined by Prologis	570.5	380.2

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net of taxes	(79.5)	(31.1)
Acquisition expenses	27.4	2.2
Losses on early extinguishment of debt and repurchase of preferred stock, net	16.5	83.8
Reconciling items related to noncontrolling interests	(12.2)	-
Our share of reconciling items included in earnings from unconsolidated entities	5.6	26.7
Core FFO	$528.3	$461.8

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at June 30, 2015. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At June 30, 2015, we had net equity of $1.7 billion, or 9.4% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and nonderivative financial instruments. On the basis of our sensitivity analysis, a 10% reduction in exchange rates would cause a reduction of $174.7 million to our net equity.

At June 30, 2015, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $386.1 million to hedge a portion of our investments in the United Kingdom. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound sterling by 10% would result in a $38.6 million negative change in our cash flows upon settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $495.0 million to mitigate risk associated with the translation of projected net income of our subsidiaries in Europe, Canada and Asia. A weakening of the U.S. dollar against these currencies by 10% would result in a $49.5 million negative change in our net income upon settlement.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At June 30, 2015, we had $3.0 billion of variable rate debt outstanding, of which $2.4 billion was outstanding on our term loans, $440.2 million was outstanding on our credit facilities and $200.0 million was outstanding on secured consolidated co-investment venture debt. At June 30, 2015, we had entered into interest rate swap agreements to fix $864.9 million of our Japanese yen term loans (¥105.9 billion). During the six months ended June 30, 2015, we had weighted average daily outstanding borrowings of $224.4 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional interest expense of $2.8 million, which equates to a change in interest rates of 14 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2015. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

No changes in the internal controls over financial reporting during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2015. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

No changes in the internal controls over financial reporting during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Prologis and our unconsolidated investees are party to a variety of legal proceedings arising in the ordinary course of business. With respect to any such matters to which we are currently a party, the ultimate disposition of any such matters will not result in a material adverse effect on our business, financial position or results of operations.

ITEM 1A. Risk Factors

At June 30, 2015, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Date: July 31, 2015

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

1.2

Underwriting Agreement, dated May 6, 2015, among Prologis, L.P. and Prologis, Inc. and Morgan Stanley & Co. International plc, Merrill Lynch International and J.P. Morgan Securities plc, as Lead Managers of the several Underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.2 to Prologis’ Current Report on Form 8-K filed on May 12, 2015).

4.1

Form of Officers’ Certificate related to the 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.1 of Prologis, Inc.’s Current Report on Form 8-K filed May 12, 2015 and also incorporated by reference to Exhibit 4.1 of Prologis, L.P’s Current Report on Form 8-K filed May 12, 2015).

4.2

Form of 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.2 of Prologis, Inc.’s Current Report on Form 8-K filed May 12, 2015 and also incorporated by reference to Exhibit 4.2 of Prologis, L.P’s Current Report on Form 8-K filed May 12, 2015).

10.1

Senior Term Loan Agreement dated as of May 28, 2015 among Prologis, L.P., as Borrower, Prologis, Inc., as Guarantor, various lenders and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Prologis, Inc.’s Current Report on Form 8-K filed June 1, 2015 and also incorporated by reference to Exhibit 10.1 of Prologis, L.P.’s Current Report on Form 8-K filed June 1, 2015).

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