Form 10-Q
period 2015-09-30
Prologis, Inc.; Prologis, L.P.
filed 2015-11-02
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 27, 2015, was approximately 524,311,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. At September 30, 2015, Prologis, Inc. owned an approximate 98.77% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 1.23% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Prologis, Inc. and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s consolidated financial statements include the interests in consolidated entities not owned by the Operating Partnership. The noncontrolling interests in Prologis, Inc.’s consolidated financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the common limited partnership interests in the Operating Partnership, not owned by Prologis, Inc., which are accounted for as partners’ capital by the Operating Partnership.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Investments in real estate properties	$27,269,358	$22,190,145
Less accumulated depreciation	3,156,445	2,790,781
Net investments in real estate properties	24,112,913	19,399,364
Investments in and advances to unconsolidated entities	4,841,225	4,824,724
Assets held for sale	369,382	43,934
Note receivable backed by real estate	197,500	-
Net investments in real estate	29,521,020	24,268,022

Cash and cash equivalents	310,433	350,692
Other assets	1,587,901	1,199,509
Total assets	$31,419,354	$25,818,223

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,934,355	$9,380,199
Accounts payable and accrued expenses	697,860	627,999
Other liabilities	602,168	626,426
Total liabilities	13,234,383	10,634,624

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share: $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2015, and December 31, 2014	78,235	78,235
Common stock: $0.01 par value; 524,186 shares and 509,498 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	5,242	5,095
Additional paid-in capital	19,150,336	18,467,009
Accumulated other comprehensive loss	(776,570)	(600,337)
Distributions in excess of net earnings	(3,825,673)	(3,974,493)
Total Prologis, Inc. stockholders’ equity	14,631,570	13,975,509
Noncontrolling interests	3,553,401	1,208,090
Total equity	18,184,971	15,183,599
Total liabilities and equity	$31,419,354	$25,818,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$418,116	$275,686	$1,100,491	$871,025
Rental recoveries	114,639	80,136	312,510	254,310
Strategic capital income	44,176	54,070	133,247	175,714
Development management and other income	3,691	5,259	7,625	8,873
Total revenues	580,622	415,151	1,553,873	1,309,922
Expenses:
Rental expenses	139,905	102,324	392,438	322,417
Strategic capital expenses	21,714	22,442	62,190	74,442
General and administrative expenses	59,375	58,203	172,690	181,781
Depreciation and amortization	247,471	149,202	607,467	471,059
Other expenses	8,765	4,868	44,467	15,371
Total expenses	477,230	337,039	1,279,252	1,065,070

Operating income	103,392	78,112	274,621	244,852

Other income (expense):
Earnings from unconsolidated entities, net	33,557	28,514	106,383	79,411
Interest expense	(81,035)	(69,086)	(218,698)	(234,793)
Interest and other income, net	6,237	550	19,133	19,716
Gains on dispositions of investments in real estate, net	268,791	151,057	655,288	337,695
Foreign currency and derivative gains (losses) and related amortization, net	(9,428)	20,792	(374)	2,738
Losses on early extinguishment of debt, net	-	(86,076)	(16,525)	(163,361)
Total other income	218,122	45,751	545,207	41,406
Earnings before income taxes	321,514	123,863	819,828	286,258
Current income tax expense	17,283	10,394	22,828	59,292
Deferred income tax benefit	(2,955)	(33,658)	(1,758)	(84,594)
Total income tax expense (benefit)	14,328	(23,264)	21,070	(25,302)
Consolidated net earnings	307,186	147,127	798,758	311,560
Net earnings attributable to noncontrolling interests	(46,536)	(9,212)	(49,314)	(85,664)
Net earnings attributable to controlling interests	260,650	137,915	749,444	225,896
Less preferred stock dividends	1,671	1,670	5,019	5,753
Loss on preferred stock repurchase	-	-	-	6,517
Net earnings attributable to common stockholders	$258,979	$136,245	$744,425	$213,626
Weighted average common shares outstanding – Basic	523,528	499,292	520,388	499,045
Weighted average common shares outstanding – Diluted	532,073	516,088	531,121	504,211

Net earnings per share attributable to common stockholders – Basic	$0.49	$0.27	$1.43	$0.43

Net earnings per share attributable to common stockholders – Diluted	$0.49	$0.23	$1.41	$0.43

Dividends per common share	$0.40	$0.33	$1.12	$0.99

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated net earnings	$307,186	$147,127	$798,758	$311,560
Other comprehensive income (loss):
Foreign currency translation losses, net	(148,570)	(130,763)	(197,912)	(72,022)
Unrealized losses and amortization on derivative contracts, net	(15,660)	(4,359)	(12,313)	(7,784)
Comprehensive income	142,956	12,005	588,533	231,754
Net earnings attributable to noncontrolling interests	(46,536)	(9,212)	(49,314)	(85,664)
Other comprehensive loss attributable to noncontrolling interest	18,925	9,709	33,992	4,820
Comprehensive income attributable to common stockholders	$115,345	$12,502	$573,211	$150,910

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2015

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	interests	Equity
Balance at January 1, 2015	$78,235	509,498	$5,095	$18,467,009	$(600,337)	$(3,974,493)	$1,208,090	$15,183,599
Consolidated net earnings	-	-	-	-	-	749,444	49,314	798,758
Effect of equity compensation plans	-	1,149	12	36,410	-	-	21,203	57,625
Issuance of stock in at-the-market program, net of issuance costs	-	1,662	16	71,604	-	-	-	71,620
Issuance of stock upon conversion of exchangeable debt	-	11,872	119	502,613	-	-	-	502,732
Issuance of units related to KTR acquisition	-	-	-	-	-	-	181,170	181,170
Capital contributions from our partners	-	-	-	-	-	-	2,354,697	2,354,697
Foreign currency translation losses, net	-	-	-	-	(164,072)	-	(33,840)	(197,912)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(12,161)	-	(152)	(12,313)
Allocation from the limited partners	-	-	-	71,740	-	-	(71,740)	-
Distributions and other	-	5	-	960	-	(600,624)	(155,341)	(755,005)
Balance at September 30, 2015	$78,235	524,186	$5,242	$19,150,336	$(776,570)	$(3,825,673)	$3,553,401	$18,184,971

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Consolidated net earnings	$798,758	$311,560
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(37,537)	(11,213)
Equity-based compensation awards	40,124	43,042
Depreciation and amortization	607,467	471,059
Earnings from unconsolidated entities, net	(106,383)	(79,411)
Distributions and net changes in operating receivables from unconsolidated entities	91,328	78,702
Amortization of debt intangibles and deferred financing costs	(22,271)	(2,091)
Gains on dispositions of investments in real estate, net	(655,288)	(337,695)
Losses on early extinguishment of debt, net	16,525	163,361
Unrealized foreign currency and derivative losses and related amortization, net	6,931	1,993
Deferred income tax benefit	(1,758)	(84,594)
Increase in accounts receivable and other assets	(68,243)	(20,688)
Decrease in accounts payable and accrued expenses and other liabilities	(19,838)	(83,238)
Net cash provided by operating activities	649,815	450,787
Investing activities:
Real estate development activity	(950,199)	(776,237)
Real estate acquisitions	(571,368)	(389,818)
KTR acquisition, net of cash received	(4,809,499)	-
Tenant improvements and lease commissions on previously leased space	(108,662)	(95,812)
Non-development capital expenditures	(51,374)	(47,915)
Proceeds from dispositions and contributions of real estate properties	1,814,532	1,654,554
Investments in and advances to unconsolidated entities	(438,964)	(1,324,530)
Return of investment from unconsolidated entities	109,359	188,507
Proceeds from repayment of note receivable	9,866	188,000
Proceeds from the settlement of net investment hedges	122,505	14,487
Payments on the settlement of net investment hedges	(981)	(14,691)
Net cash used in investing activities	(4,874,785)	(603,455)
Financing activities:
Proceeds from issuance of common stock	84,112	15,085
Dividends paid on common and preferred stock	(592,795)	(502,259)
Repurchase of preferred stock	-	(27,643)
Noncontrolling interests contributions	2,354,468	467,016
Noncontrolling interests distributions	(157,517)	(269,400)
Purchase of noncontrolling interests	(2,560)	(2,440)
Debt and equity issuance costs paid	(18,476)	(19,318)
Net proceeds from credit facilities	199,958	22,076
Repurchase and payments of debt	(913,178)	(3,731,044)
Proceeds from issuance of debt	3,239,261	4,024,785
Net cash provided by (used in) financing activities	4,193,273	(23,142)

Effect of foreign currency exchange rate changes on cash	(8,562)	(3,440)
Net decrease in cash and cash equivalents	(40,259)	(179,250)
Cash and cash equivalents, beginning of period	350,692	491,129
Cash and cash equivalents, end of period	$310,433	$311,879

See Note 14 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
Investments in real estate properties	$27,269,358	$22,190,145
Less accumulated depreciation	3,156,445	2,790,781
Net investments in real estate properties	24,112,913	19,399,364
Investments in and advances to unconsolidated entities	4,841,225	4,824,724
Assets held for sale	369,382	43,934
Note receivable backed by real estate	197,500	-
Net investments in real estate	29,521,020	24,268,022

Cash and cash equivalents	310,433	350,692
Other assets	1,587,901	1,199,509
Total assets	$31,419,354	$25,818,223

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,934,355	$9,380,199
Accounts payable and accrued expenses	697,860	627,999
Other liabilities	602,168	626,426
Total liabilities	13,234,383	10,634,624

Capital:
Partners’ capital:
General partner – preferred	78,235	78,235
General partner – common	14,553,335	13,897,274
Limited partners	181,976	48,189
Total partners’ capital	14,813,546	14,023,698
Noncontrolling interests	3,371,425	1,159,901
Total capital	18,184,971	15,183,599
Total liabilities and capital	$31,419,354	$25,818,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$418,116	$275,686	$1,100,491	$871,025
Rental recoveries	114,639	80,136	312,510	254,310
Strategic capital income	44,176	54,070	133,247	175,714
Development management and other income	3,691	5,259	7,625	8,873
Total revenues	580,622	415,151	1,553,873	1,309,922
Expenses:
Rental expenses	139,905	102,324	392,438	322,417
Strategic capital expenses	21,714	22,442	62,190	74,442
General and administrative expenses	59,375	58,203	172,690	181,781
Depreciation and amortization	247,471	149,202	607,467	471,059
Other expenses	8,765	4,868	44,467	15,371
Total expenses	477,230	337,039	1,279,252	1,065,070

Operating income	103,392	78,112	274,621	244,852

Other income (expense):
Earnings from unconsolidated entities, net	33,557	28,514	106,383	79,411
Interest expense	(81,035)	(69,086)	(218,698)	(234,793)
Interest and other income, net	6,237	550	19,133	19,716
Gains on dispositions of investments in real estate, net	268,791	151,057	655,288	337,695
Foreign currency and derivative gains (losses) and related amortization, net	(9,428)	20,792	(374)	2,738
Losses on early extinguishment of debt, net	-	(86,076)	(16,525)	(163,361)
Total other income	218,122	45,751	545,207	41,406
Earnings before income taxes	321,514	123,863	819,828	286,258
Current income tax expense	17,283	10,394	22,828	59,292
Deferred income tax benefit	(2,955)	(33,658)	(1,758)	(84,594)
Total income tax expense (benefit)	14,328	(23,264)	21,070	(25,302)
Consolidated net earnings	307,186	147,127	798,758	311,560
Net earnings attributable to noncontrolling interests	(43,360)	(8,719)	(43,558)	(84,897)
Net earnings attributable to controlling interests	263,826	138,408	755,200	226,663
Less preferred unit distributions	1,671	1,670	5,019	5,753
Loss on preferred unit repurchase	-	-	-	6,517
Net earnings attributable to common unitholders	$262,155	$136,738	$750,181	$214,393
Weighted average common units outstanding – Basic	530,044	501,135	524,411	500,837
Weighted average common units outstanding – Diluted	532,073	516,088	531,121	504,211

Net earnings per unit attributable to common unitholders – Basic	$0.49	$0.27	$1.43	$0.43

Net earnings per unit attributable to common unitholders – Diluted	$0.49	$0.23	$1.41	$0.43

Distributions per common unit	$0.40	$0.33	$1.12	$0.99

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated net earnings	$307,186	$147,127	$798,758	$311,560
Other comprehensive income (loss):
Foreign currency translation losses, net	(148,570)	(130,763)	(197,912)	(72,022)
Unrealized losses and amortization on derivative contracts, net	(15,660)	(4,359)	(12,313)	(7,784)
Comprehensive income	142,956	12,005	588,533	231,754
Net earnings attributable to noncontrolling interests	(43,360)	(8,719)	(43,558)	(84,897)
Other comprehensive loss attributable to noncontrolling interest	17,104	9,249	31,788	4,538
Comprehensive income attributable to common unitholders	$116,700	$12,535	$576,763	$151,395

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Nine Months Ended September 30, 2015

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	interests	Total
Balance at January 1, 2015	1,565	$78,235	509,498	$13,897,274	1,767	$48,189	$1,159,901	$15,183,599
Consolidated net earnings	-	-	-	749,444	-	5,756	43,558	798,758
Effect of equity compensation plans	-	-	1,149	36,422	303	21,203	-	57,625
Issuance of stock in at-the-market program, net of issuance costs	-	-	1,662	71,620	-	-	-	71,620
Issuance of stock upon conversion of exchangeable debt	-	-	11,872	502,732	-	-	-	502,732
Issuance of units related to KTR acquisition	-	-	-	-	4,500	181,170	-	181,170
Capital contributions from our partners	-	-	-	-	-	-	2,354,697	2,354,697
Foreign currency translation losses, net	-	-	-	(164,072)	-	(2,052)	(31,788)	(197,912)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(12,161)	-	(152)	-	(12,313)
Allocation to the common unit holders	-	-	-	71,740	-	(71,740)	-	-
Distributions and other	-	-	5	(599,664)	(16)	(398)	(154,943)	(755,005)
Balance at September 30, 2015	1,565	$78,235	524,186	$14,553,335	6,554	$181,976	$3,371,425	$18,184,971

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Consolidated net earnings	$798,758	$311,560
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(37,537)	(11,213)
Equity-based compensation awards	40,124	43,042
Depreciation and amortization	607,467	471,059
Earnings from unconsolidated entities, net	(106,383)	(79,411)
Distributions and net changes in operating receivables from unconsolidated entities	91,328	78,702
Amortization of debt intangibles and deferred financing costs	(22,271)	(2,091)
Gains on dispositions of investments in real estate, net	(655,288)	(337,695)
Losses on early extinguishment of debt, net	16,525	163,361
Unrealized foreign currency and derivative losses and related amortization, net	6,931	1,993
Deferred income tax benefit	(1,758)	(84,594)
Increase in accounts receivable and other assets	(68,243)	(20,688)
Decrease in accounts payable and accrued expenses and other liabilities	(19,838)	(83,238)
Net cash provided by operating activities	649,815	450,787
Investing activities:
Real estate development activity	(950,199)	(776,237)
Real estate acquisitions	(571,368)	(389,818)
KTR acquisition, net of cash received	(4,809,499)	-
Tenant improvements and lease commissions on previously leased space	(108,662)	(95,812)
Non-development capital expenditures	(51,374)	(47,915)
Proceeds from dispositions and contributions of real estate properties	1,814,532	1,654,554
Investments in and advances to unconsolidated entities	(438,964)	(1,324,530)
Return of investment from unconsolidated entities	109,359	188,507
Proceeds from repayment of note receivable	9,866	188,000
Proceeds from the settlement of net investment hedges	122,505	14,487
Payments on the settlement of net investment hedges	(981)	(14,691)
Net cash used in investing activities	(4,874,785)	(603,455)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	84,112	15,085
Distributions paid on common and preferred units	(600,186)	(504,045)
Repurchase of preferred units	-	(27,643)
Noncontrolling interests contributions	2,354,468	467,016
Noncontrolling interests distributions	(150,523)	(267,614)
Purchase of noncontrolling interests	(2,163)	(2,440)
Debt and equity issuance costs paid	(18,476)	(19,318)
Net proceeds from credit facilities	199,958	22,076
Repurchase and payments of debt	(913,178)	(3,731,044)
Proceeds from issuance of debt	3,239,261	4,024,785
Net cash provided by (used in) financing activities	4,193,273	(23,142)

Effect of foreign currency exchange rate changes on cash	(8,562)	(3,440)
Net decrease in cash and cash equivalents	(40,259)	(179,250)
Cash and cash equivalents, beginning of period	350,692	491,129
Cash and cash equivalents, end of period	$310,433	$311,879

See Note 14 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2015, the Parent owned an approximate 98.77% common general partnership interest in the Operating Partnership, and 100% of the preferred units in the Operating Partnership. The remaining approximate 1.23% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of the Parent. As the sole general partner of the Operating Partnership, the Parent has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report as filed with the SEC on Form 10-K for the fiscal year ended December 31, 2014, and other public information.

Certain amounts included in the accompanying Consolidated Financial Statements for 2014 have been reclassified to conform to the 2015 financial statement presentation.

Recent Accounting Pronouncements. In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We early adopted this standard for business combinations with open measurement periods for which the accounting is not finalized as of September 30, 2015. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

In April 2015, the FASB issued an accounting standard update that requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. At September 30, 2015, we had $50.8 million of debt issuance costs in Other Assets in the Consolidated Balance Sheets that would be subject to the reclassification upon adoption.

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

In May 2014, the FASB issued an accounting standard update that requires companies to use a five step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. Under the model, a company will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. In July 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also permits early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

Note 2. Business Combinations

Acquisition of KTR Capital Partners and Its Affiliates

On May 29, 2015, we acquired the real estate assets and operating platform of KTR Capital Partners and its affiliates (“KTR”). The portfolio consisted of 315 operating properties aggregating 59 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated build out of 6.8 million square feet. The properties were acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture (“USLV”), of which we own 55%. The acquisition was funded through cash (which included the contribution of $2.3 billion from our venture partner and our share with newly issued debt as detailed in Note 7), the assumption of secured mortgage debt and the issuance of 4.5 million common limited partnership units in the Operating Partnership. We incurred $24.7 million of acquisition costs during the second quarter of 2015, which are included in Other Expenses in the Consolidated Statements of Operations.

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

The allocation of the purchase price was as follows (in thousands):

Investments in real estate properties	$5,428,422
Cash, accounts receivable and other assets	378,159
Debt, including premium	(735,172)
Accounts payable, accrued expenses and other liabilities	(80,740)
Total estimated purchase price	4,990,669
Our venture partner's share of purchase price	(2,253,234)
Common limited partnership units issued in the Operating Partnership	(181,170)
Prologis share of cash purchase price	$2,556,265

The following pro forma financial information presents our results as though the KTR acquisition had been completed on January 1, 2014. The pro forma information does not reflect the actual results of operations had the transaction actually been completed on January 1, 2014, and it is not indicative of future operating results. The results for the nine months ended September 30, 2015, include approximately four months of actual results for the acquisition, including the acquisition expenses, and five months of pro forma adjustments. Actual results in 2015 include rental income and rental expenses of the properties acquired of $132.7 million and $30.0 million, respectively, representing the period from acquisition through September 30, 2015.

The following amounts are in thousands, except per share amounts:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
Total revenues	$491,203	$1,715,540	$1,538,073
Net earnings attributable to common stockholders	$133,568	$756,302	$207,329
Net earnings per share attributable to common stockholders – Basic	$0.27	$1.45	$0.42
Net earnings per share attributable to common stockholders – Diluted	$0.22	$1.43	$0.41

These results include certain adjustments, primarily: (i) decreased revenues from the amortization of the net assets from the acquired leases with net favorable rents relative to estimated market rents; (ii) increased depreciation and amortization expense resulting from the adjustment of real estate assets to estimated fair value and recognition of intangible assets related to in-place leases; and (iii) additional interest expense attributable to the debt issued to finance our cash portion of the acquisition offset by lower interest expense due to the accretion of the fair value adjustment of debt assumed.

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

The allocation was as follows (in thousands):

Investments in real estate properties	$2,639,481
Cash, accounts receivable and other assets	262,971
Debt	(1,195,213)
Accounts payable, accrued expenses and other liabilities	(70,226)
Noncontrolling interests	(554,493)
Total purchase price	$1,082,520

Note 3. Real Estate

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet/Acres (1)		Number of Buildings (1)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Industrial operating properties:
Improved land	- -	- -	- -	- -	$5,724,586	$4,227,637
Buildings and improvements	342,762	282,282	1,909	1,607	17,774,600	14,407,815
Development portfolio, including land costs:
Prestabilized	7,321	7,448	24	24	558,208	547,982
Properties under development	22,310	22,844	50	55	1,017,181	925,998
Land	8,500	9,017	- -	- -	1,569,416	1,577,786
Other real estate investments (2)					625,367	502,927
Total investments in real estate properties					27,269,358	22,190,145
Less accumulated depreciation					3,156,445	2,790,781
Net investments in real estate properties					$24,112,913	$19,399,364

(1)	Items indicated by ‘- -‘ are not applicable.

(2)

Included in other real estate investments are: (i) certain non-industrial real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) earnest money deposits associated with potential acquisitions; (v) certain infrastructure costs related to projects we are developing on behalf of others and (vi) costs related to future development projects, including purchase options on land.

Acquisitions

The following table summarizes our real estate acquisition activity for the nine months ended September 30 (dollars and square feet in thousands):

	2015 (1)	2014
Acquisitions of operating properties from third parties
Number of industrial operating properties	27	8
Square feet	3,651	1,004
Real estate acquisition value	$305,519	$78,314

(1)	Excludes the properties acquired in the KTR acquisition, see Note 2 for additional information.

Dispositions

The following table summarizes our real estate disposition activity for the nine months ended September 30 (dollars and square feet in thousands):

	2015	2014
Contributions to unconsolidated co-investment ventures
Number of properties	23	115
Square feet	6,659	22,806
Net proceeds (1)	$662,645	$1,627,424
Net gains on contributions (1)	$111,307	$156,746
Dispositions to third parties
Number of properties	75	106
Square feet	12,723	14,663
Net proceeds (1)	$1,347,755	$955,240
Net gains on dispositions (1)	$543,981	$180,949

(1)	Includes land sales.

In June 2014, we launched the initial public offering for FIBRA Prologis, a Mexican REIT. In connection with the offering, FIBRA Prologis purchased 177 properties aggregating 29.7 million square feet (12.6 million square feet from our wholly-owned portfolio, 7.6 million square feet from our consolidated co-investment venture Prologis Mexico Fondo Logistico and 9.5 million square feet from our unconsolidated co-investment venture Prologis Mexico Industrial Fund). Based on this transaction, we recognized a gain on disposition of investments in real estate of $52.5 million, current tax expense of $32.4 million, deferred tax benefit of $55.5 million and earnings attributable to noncontrolling interests of $61.0 million.

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

We also have other ventures, generally with one partner and that we do not manage, which we account for using the equity method. We refer to our investments in all entities accounted for using the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	September 30,	December 31,
	2015	2014
Unconsolidated co-investment ventures	$4,631,329	$4,665,918
Other ventures	209,896	158,806
Totals	$4,841,225	$4,824,724

Unconsolidated Co-Investment Ventures

The amounts recognized in Strategic Capital Income and Earnings from Unconsolidated Entities, Net in the Consolidated Statements of Operations depend on the size and operations of the co-investment ventures as well as fluctuations in foreign currency exchange rates. Our ownership interest in these ventures also affects the equity in earnings we recognize. The co-investment venture information below represents the ventures’ information (not our proportionate share) prepared on a GAAP basis.

The following tables summarize these unconsolidated co-investment ventures:

	September 30,	December 31,	September 30,
(dollars and square feet in millions)	2015	2014	2014
Americas:
Number of ventures	3	3	4
Number of properties owned	602	590	814
Square feet	89.2	87.1	130.5
Total assets	$6,870	$7,063	$9,396
Third-party debt	$2,025	$2,280	$3,309
Total liabilities	$2,166	$2,421	$3,513
Our investment balance (1)	$1,480	$1,537	$2,371
Our weighted average ownership (2)	29.7%	31.0%	40.2%
Europe:
Number of ventures	4	4	4
Number of properties owned	683	636	629
Square feet	158.5	147.4	145.3
Total assets	$11,734	$11,463	$11,952
Third-party debt	$2,786	$2,644	$2,798
Total liabilities	$3,766	$3,524	$3,823
Our investment balance (1)	$2,796	$2,773	$2,894
Our weighted average ownership (2)	39.5%	38.8%	38.8%
Asia:
Number of ventures	2	2	2
Number of properties owned	57	52	51
Square feet	27.3	26.2	26.0
Total assets	$4,248	$4,135	$4,366
Third-party debt	$1,747	$1,652	$1,758
Total liabilities	$1,969	$1,749	$1,955
Our investment balance (1) (3)	$355	$356	$376
Our weighted average ownership (2)	15.0%	15.0%	15.0%
Total:
Number of ventures	9	9	10
Number of properties owned	1,342	1,278	1,494
Square feet	275.0	260.7	301.8
Total assets	$22,852	$22,661	$25,714
Third-party debt	$6,558	$6,576	$7,865
Total liabilities	$7,901	$7,694	$9,291
Our investment balance (1)	$4,631	$4,666	$5,641
Our weighted average ownership (2)	32.1%	32.0%	35.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Americas (4):
Revenues	$152,196	$204,225	$457,048	$551,153
Net operating income	$118,146	$154,415	$347,616	$405,900
Net earnings	$33,561	$24,362	$77,606	$16,792
Europe:
Revenues	$237,914	$250,477	$702,772	$749,433
Net operating income	$186,779	$198,011	$548,705	$590,856
Net earnings	$50,504	$38,708	$168,947	$166,999
Asia:
Revenues	$68,451	$70,969	$204,629	$209,188
Net operating income	$53,083	$55,601	$159,064	$162,894
Net earnings	$10,097	$22,380	$55,717	$60,874
Total:
Revenues	$458,561	$525,671	$1,364,449	$1,509,774
Net operating income	$358,008	$408,027	$1,055,385	$1,159,650
Net earnings	$94,162	$85,450	$302,270	$244,665

(1)

The difference between our ownership interest of a venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to a venture ($411.2 million and $322.9 million at September 30, 2015, and December 31, 2014, respectively); (ii) recording additional costs associated with our investment in a venture; and (iii) advances to a venture.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(3)

At September 30, 2015, and December 31, 2014, we had receivables from Nippon Prologis REIT, Inc. (“NPR”) of $86.2 million and $85.9 million, respectively, related to customer security deposits that were made through a leasing company owned by Prologis that pertain to properties owned by NPR. There is a corresponding payable to NPR’s customers in Other Liabilities in the Consolidated Balance Sheets.

(4)

As discussed in Note 3, we formed and invested in FIBRA Prologis in June 2014. In connection with the transaction, we concluded our unconsolidated co-investment venture in Mexico. As discussed in Note 2, we began consolidating NAIF in October 2014.

The following table summarizes the amounts we recognized in the Consolidated Statements of Operations as our share of the earnings from our investments in unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings from unconsolidated co-investment ventures, net:
Americas	$10,558	$8,863	$25,116	$8
Europe	20,871	14,653	69,685	66,890
Asia	1,188	3,678	8,903	10,181
Total earnings from unconsolidated co-investment ventures, net	$32,617	$27,194	$103,704	$77,079

Strategic capital and other income:
Americas	$14,098	$18,449	$45,073	$80,004
Europe	20,652	24,713	60,046	65,866
Asia	8,760	10,603	26,165	28,810
Total strategic capital income	43,510	53,765	131,284	174,680
Development management income	1,847	1,678	5,033	3,259
Total strategic capital and other income	$45,357	$55,443	$136,317	$177,939

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

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at September 30, 2015 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$277	$277	2015 – 2016
Prologis Targeted Europe Logistics Fund (1)	-	411	411	2015 – 2017
Prologis European Properties Fund II (1)	15	78	93	2015 – 2016
Prologis European Logistics Partners Sàrl (2)	52	52	104	February 2016
Prologis China Logistics Venture	214	1,214	1,428	2015 and 2017
Totals	$281	$2,032	$2,313

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.12 U.S. dollars to the euro.

(2)

The equity commitments for this venture are expected to fund the future repayment of debt that is denominated in British pounds sterling. The commitments will be called in euros and are reported in U.S. dollars using an exchange rate of $1.52 U.S. dollars to British pounds sterling.

Note 5. Assets Held for Sale

We had certain investments in real estate properties that met the criteria to be classified as held for sale at September 30, 2015, and December 31, 2014. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures. The amounts included in held for sale represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale consisted of the following (dollars and square feet in thousands):

	September 30, 2015	December 31, 2014
Number of operating properties	19	7
Square feet	5,538	457
Total assets held for sale (1)	$369,382	$43,934
Total liabilities associated with assets held for sale – included in Other Liabilities in the Consolidated Balance Sheets	$7,230	$-

(1)	Includes two parcels of land held for sale at September 30, 2015.

Note 6. Note Receivable Backed by Real Estate

In February 2015, we received a $197.5 million note backed by real estate in connection with the disposition of real estate to a third party. We earn interest at an annual rate of 2.0%. The note and all accrued interest are due in February 2016.

Note 7. Debt

All debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

The following table summarizes our debt (dollars in thousands):

	September 30, 2015		December 31, 2014
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	1.2%	$207,978	-	$-
Senior notes	3.3%	6,622,440	3.6%	6,076,920
Exchangeable senior notes	-	-	3.3%	456,766
Term loans	1.4%	2,442,848	1.3%	572,730
Other debt	6.2%	15,648	6.2%	16,086
Secured mortgage debt	6.4%	785,480	6.1%	1,050,591
Secured mortgage debt of consolidated entities	2.7%	1,859,961	2.5%	1,207,106
Totals	3.0%	$11,934,355	3.6%	$9,380,199

(1)	The interest rates presented represent the effective interest rates (including amortization of the noncash premiums or discounts).

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($3.6 billion) and Japanese yen ($1.0 billion).

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis up to $2.3 billion at September 30, 2015, subject to currency fluctuations. We also have a ¥45 billion ($374.3 million at September 30, 2015) Japanese yen revolver (the “Revolver”) with availability to increase to ¥56.5 billion. We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at September 30, 2015 (in millions):

Aggregate lender commitments	$2,682
Less:
Borrowings outstanding	208
Outstanding letters of credit	31
Current availability	$2,443

Senior Notes

In May 2015, we issued €700.0 million ($785.5 million) of senior notes with an interest rate of 1.375%, maturing in 2021, at 99.112% of par value for an all-in rate of 1.531%. We used the net proceeds for general corporate purposes and to fund a portion of our share of the purchase price of KTR.

On October 27 2015, we issued $750.0 million in principal amount of senior notes with an interest rate of 3.750% maturing in November 2025. We intend to use a portion of the net proceeds to repurchase all of the outstanding principal amount ($300.0 million) of our 4.5% senior unsecured notes due in 2017. In connection with the offering, we commenced a tender offer through which we may utilize a portion of the net proceeds to repurchase a portion of our senior notes that mature in 2019 and 2020 for an aggregate purchase price up to approximately $200 million including premiums and accrued interest. The tender offer is expected to expire on November 24, 2015. We also intend to use a portion of the net proceeds for other corporate purposes, including other debt repayment or repurchases.

Exchangeable Senior Notes

During March 2015, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of common stock of the Parent and $0.2 million of their notes for cash.

The fair value of the derivative associated with the exchangeable debt was a liability of $51.3 million at December 31, 2014. The fair value of the exchange option was $43.0 million immediately before the exchange in March 2015. When the debt was exchanged into common stock, the value of the derivative associated with the debt was reclassified to Additional Paid-In Capital in the Consolidated Balance Sheets. We recognized unrealized gains or losses resulting from the change in fair value of the derivative. We recognized gains of $8.3 million in the first quarter of 2015 and gains of $27.6 million and $21.2 million for the three and nine months ended September 30, 2014, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations.

Term Loans

In May 2015, we entered into an unsecured senior term loan agreement (the “Senior Term Loan”) under which we can draw in U.S. dollars in an aggregate amount not to exceed $1.0 billion. We may pay down and reborrow under the Senior Term Loan. The interest rate on the Senior Term Loan is LIBOR plus 100 basis points and is scheduled to mature in May 2016; however we may extend the maturity date by one year, subject to the satisfaction of certain conditions and the payment of an extension fee. The Senior Term Loan contains customary representations, covenants and defaults (including cross payment default and cross-acceleration to other recourse indebtedness of more than $100.0 million). In connection with the KTR acquisition, we borrowed $ 1.0 billion, causing the Senior Term Loan to be fully drawn at September 30, 2015.

In June 2015, we entered into an unsecured senior term loan agreement (the “2015 Yen Term Loan”) under which we can draw in Japanese yen in an aggregate amount not to exceed ¥65.0 billion ($540.6 million at September 30, 2015). The interest rate on the 2015 Yen Term Loan is yen LIBOR plus 110 basis points and is scheduled to mature in 2022. In connection with the KTR acquisition, we borrowed ¥65.0 billion ($540.6 million), causing the 2015 Yen Term Loan to be fully drawn at September 30, 2015.

We also have an unsecured senior term loan agreement (the “Euro Term Loan”) under which loans can be obtained in U.S. dollars, euro, Japanese yen and British pounds sterling in an aggregate amount not to exceed €500 million at the time of borrowing. At December 31, 2014, we had an outstanding balance of €190 million ($230.7 million). During 2015, we borrowed an additional €240 million ($272.6 million). During the second quarter of 2015, we paid off the entire euro balance and subsequently borrowed $561.9 million, causing the Euro Term Loan to be fully drawn at September 30, 2015.

We also have an unsecured senior term loan agreement (the “2014 Yen Term Loan”) under which we can draw in Japanese yen in an aggregate amount not to exceed ¥40.9 billion ($340.3 million at September 30, 2015) that is scheduled to mature in 2021. The 2014 Yen Term Loan was fully drawn at September 30, 2015 and December 31, 2014.

Secured Mortgage Debt and Secured Mortgage Debt of Consolidated Entities

During 2015, we repurchased $286.5 million of secured mortgage debt prior to maturity, resulting in a net loss on early extinguishment of $16.5 million.

In connection with the KTR acquisition, USLV assumed secured mortgage debt valued at $735.2 million, which includes premiums of $30.5 million. The debt has interest rates ranging from 1.8% to 6.8% (effective interest rates ranging from 2.7% to 2.9%) and is scheduled to mature July 2017 to January 2020. See Note 2 for more information on this transaction.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2015 and for each of the years in the period ending December 31, 2024, and thereafter were as follows at September 30, 2015 (in millions):

	Prologis
	Unsecured
	Credit	Senior	Term Loans and	Secured Mortgage		Consolidated Entities’	Total Consolidated
Maturity	Facilities	Notes	Other Debt	Debt	Total	Debt	Debt
2015 (1)	$-	$-	$-	$15	$15	$3	$18
2016 (1) (2)	-	-	1,001	199	1,200	455	1,655
2017 (3)	197	377	563	6	1,143	516	1,659
2018	11	262	1	112	386	403	789
2019	-	693	1	285	979	143	1,122
2020	-	1,040	1	6	1,047	252	1,299
2021	-	1,284	341	11	1,636	1	1,637
2022	-	784	542	7	1,333	1	1,334
2023	-	850	1	7	858	1	859
2024	-	784	1	129	914	1	915
Thereafter	-	560	7	-	567	3	570
Subtotal	208	6,634	2,459	777	10,078	1,779	11,857
Unamortized premiums (discounts), net	-	(12)	-	8	(4)	81	77
Totals	$208	$6,622	$2,459	$785	$10,074	$1,860	$11,934

(1)

We expect to repay the amounts maturing in 2015 and 2016 related to our wholly owned debt with cash generated from operations, proceeds from the disposition of wholly owned real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in our debt is a Senior Term Loan that can be extended until 2017.

(3)	Included in our debt is a Global Facility that can be extended until 2018 and a term loan that can be extended until 2019.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. At September 30, 2015, we were in compliance with all covenants.

Note 8. Stockholders’ Equity of Prologis, Inc. and Partners’ Capital of the Operating Partnership

Common Stock of Prologis, Inc.

During the first quarter of 2015, we issued 1.7 million shares of common stock under our at-the-market (“ATM”) program, which generated $71.6 million in net proceeds.

As discussed in Note 7, we issued 11.9 million shares of stock in the Parent in exchange for the settlement of our exchangeable notes in March 2015.

Partners’ Capital of the Operating Partnership

During the second quarter of 2015, we issued 4.5 million common limited partnership units in the Operating Partnership in connection with the KTR acquisition.

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

Prologis, Inc.

The noncontrolling interests of the Parent include the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the Parent.

The following table summarizes our noncontrolling interests and the consolidated entity’s total investment in real estate and debt at September 30, 2015, and December 31, 2014 (dollars and shares/units in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Investment in Real Estate		Debt
	2015	2014	2015	2014	2015	2014	2015	2014
Prologis U.S. Logistics Venture (1)	55.0%	55.0%	2,697,369	427,307	6,508,973	1,006,183	729,232	-
Prologis North American Industrial Fund	66.1%	66.1%	523,817	544,718	2,616,676	2,771,299	1,114,579	1,188,836
Prologis Brazil Logistics Partners Fund I (2)	50.0%	50.0%	47,245	68,533	-	-	-	-
Other consolidated entities (3)	various	various	102,994	119,343	1,006,607	1,018,996	16,150	18,270
Prologis, L.P. noncontrolling interests			3,371,425	1,159,901	10,132,256	4,796,478	1,859,961	1,207,106
Limited partners in Prologis, L.P. (4) (5)			181,976	48,189	-	-	-	-
Prologis, Inc. noncontrolling interests			$3,553,401	$1,208,090	$10,132,256	$4,796,478	$1,859,961	$1,207,106

(1)	As discussed in Note 2, USLV acquired a portfolio of properties from KTR in May 2015. We received a contribution of $2.3 billion from our venture partner to fund their share of this acquisition.

(2)

The assets of Prologis Brazil Logistics Partners Fund I (“Brazil Fund”) are primarily investments in unconsolidated entities of $101.0 million and $152.0 million at September 30, 2015, and December 31, 2014, respectively. For additional information on our unconsolidated investments, see Note 4.

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. At September 30, 2015, and December 31, 2014, limited partnership units were exchangeable into cash or, at our option, 1,835 and 1,887 shares, respectively, of the Parent’s common stock. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(4)	As discussed in Note 2, we issued 4.5 million common limited partnership units in the Operating Partnership in connection with the KTR acquisition.

(5)

At September 30, 2015, and December 31, 2014, limited partnership units in the Operating Partnership were exchangeable into cash or, at our option, 6,554 and 1,767 shares, respectively, of the Parent’s common stock with a fair value of $255.0 million and $76.0 million, respectively, based on the closing stock price of the Parent’s common stock. At September 30, 2015, and December 31, 2014, there were 941 and 113 unvested LTIP Units (as defined in Note 10) outstanding, respectively, associated with our long-term compensation plan that are not exchangeable into the Parent’s common stock until they vest. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

Note 10. Long-Term Compensation

At September 30, 2015, we had points awarded under our Outperformance Plan (“OPP”) outstanding. We also had restricted stock, restricted stock units (“RSUs”), Operating Partnership units (“LTIP Units”), special outperformance plan type of LTIP Units (“OPP LTIP Units”) and stock options outstanding under our incentive plans.

Outperformance Plan

We granted points under our OPP on February 10, 2015, with a fair value of $26.5 million at the date of grant using a Monte Carlo valuation model that assumed a risk free interest rate of 0.86% and an expected volatility of 28%. Such points relate to a three-year performance period that began on January 1, 2015, and will end on December 31, 2017. At September 30, 2015, we also have OPP points outstanding for the 2013 – 2015 and 2014 – 2016 performance periods under the OPP.

Restricted Stock Units

The following table summarizes the activity for RSUs for the nine months ended September 30, 2015 (units in thousands):

	Number of	Weighted Average	Number of
	RSUs	Grant-Date Fair Value	RSUs Vested
Balance at January 1, 2015	2,521	$39.38	106
Granted	689
Vested and distributed	(1,029)
Forfeited	(550)
Balance at September 30, 2015	1,631	$42.23	108

In 2014, certain participants in our long-term incentive plan were offered an election to exchange outstanding but unvested full value awards for LTIP Units. The exchange for these units was completed in January 2015. Included in the forfeited unvested RSUs were 0.5 million units that were forfeited upon exchange for unvested LTIP Units per this election.

Operating Partnership Units

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2015 (units in thousands):

	Number of	Weighted Average	Number of
	LTIP Units	Grant-Date Fair Value	LTIP Units Vested
Balance at January 1, 2015	113	$41.43	-
Granted	1,131
Balance at September 30, 2015	1,244	$42.21	303

In December 2014, participants in the OPP were offered the election to exchange their previously granted participation points into OPP LTIP Units. In such election, participation points were exchanged into OPP LTIP Units with respect to all outstanding performance periods. The performance criteria for the 2012 – 2014 performance period were not met and as a result the OPP LTIP Units associated with the 2012 – 2014 performance period were forfeited with no financial impact in 2015. At September 30, 2015, 1.9 million OPP LTIP Units were outstanding with respect to the 2013 – 2015 and 2014 – 2016 performance periods. OPP LTIP Units receive quarterly cash distributions equal to one-tenth of the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement of the Operating Partnership.

Stock Options

We have 4.8 million stock options outstanding and exercisable at September 30, 2015, with a weighted average exercise price of $34.96. No stock options were granted in 2015 or 2014.

Note 11. Earnings Per Common Share/Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2015	2014	2015	2014
Net earnings attributable to common stockholders	$258,979	$136,245	$744,425	$213,626
Noncontrolling interests attributable to exchangeable limited partnership units	3,203	493	7,331	767
Gains, net of expenses, associated with exchangeable debt assumed exchanged	-	(18,658)	(1,614)	-
Adjusted net earnings attributable to common stockholders	$262,182	$118,080	$750,142	$214,393

Weighted average common shares outstanding – Basic (1)	523,528	499,292	520,388	499,045
Incremental weighted average effect on exchange of limited partnership units (2)	6,685	1,843	5,875	1,792
Incremental weighted average effect of equity awards and warrant	1,860	3,074	1,953	3,374
Incremental weighted average effect on exchange of exchangeable debt (3)	-	11,879	2,905	-
Weighted average common shares outstanding – Diluted (4)	532,073	516,088	531,121	504,211

Net earnings per share attributable to common stockholders:
Basic	$0.49	$0.27	$1.43	$0.43
Diluted	$0.49	$0.23	$1.41	$0.43

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2015	2014	2015	2014
Net earnings attributable to common unitholders	$262,155	$136,738	$750,181	$214,393
Noncontrolling interests attributable to exchangeable limited partnership units	27	-	1,575	-
Gains, net of expenses, associated with exchangeable debt assumed exchanged	-	(18,658)	(1,614)	-
Adjusted net earnings attributable to common unitholders	$262,182	$118,080	$750,142	$214,393

Weighted average common partnership units outstanding – Basic (1)	530,044	501,135	524,411	500,837
Incremental weighted average effect on exchange of limited partnership units	169	-	1,852	-
Incremental weighted average effect of equity awards and warrant of Prologis, Inc.	1,860	3,074	1,953	3,374
Incremental weighted average effect on exchange of exchangeable debt (3)	-	11,879	2,905	-
Weighted average common partnership units outstanding – Diluted (4)	532,073	516,088	531,121	504,211

Net earnings per unit attributable to common unitholders:
Basic	$0.49	$0.27	$1.43	$0.43
Diluted	$0.49	$0.23	$1.41	$0.43

(1)

The increase in shares/units between the periods is primarily due to a warrant Norges Bank Investment Management exercised in December 2014, the ATM program activity in late 2014 and early 2015 and the conversion of exchangeable debt to shares/units in March 2015.

(2)

Earnings allocated to the exchangeable Operating Partnership units not held by the Parent has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share/unit amount is the same. The incremental weighted average exchangeable Operating Partnership units were 6,516 and 1,843 for the three months ended September 30, 2015, and 2014, respectively, and 4,023 and 1,792 for the nine months ended September 30, 2015, and 2014, respectively.

(3)	In March 2015, the exchangeable debt was settled primarily through the issuance of common stock. The adjustment in 2015 assumes the exchange occurred on January 1, 2015.

(4)	Our total potentially dilutive shares/units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total potentially dilutive stock awards and warrant	7,359	14,170	7,392	14,903
Total weighted average potentially dilutive shares/units from exchangeable debt	-	11,879	2,905	11,879
Total weighted average effect on exchange of potentially dilutive limited partnership units	1,835	1,944	1,852	1,947

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

We may also use foreign currency forwards to mitigate foreign currency exchange rate risk associated with payments in a currency that is not the functional currency of our foreign subsidiaries, primarily in Mexico. These may be designated as cash flow hedges. To the extent we have an effective hedging relationship, we report all changes in fair value of the hedged portion of the foreign currency forwards cash flow hedges in AOCI. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred. We did not record any ineffectiveness on our foreign currency derivative contracts during the three and nine months ended September 30, 2015, and 2014.

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

Interest Rate

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. We may enter into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, to offset the exposure of variable-rate debt obligations. We may also enter into forward interest rate swap agreements to effectively fix the interest rate of future expected debt issuances. The effective portion of the gain or loss on the derivative is reported as a component of AOCI in the Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. Ineffectiveness, if any, is recognized in Interest Expense at the time the ineffectiveness occurred.

The following tables summarize the activity in our derivative instruments for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

2015
	Foreign Currency Contracts
Local Currency	Net Investment Forward Contracts			Forward and Option Contracts					Interest Rate Contracts
	EUR	GBP	JPY	EUR (1)	GBP (1) (2)	JPY (1)	CAD (1)	MXN	JPY
Notional amounts at January 1	€300	£238	¥24,136	€284	£-	¥-	$-	$-	¥40,916
New contracts (3)	-	118	43,373	268	179	18,740	69	140	65,000
Matured or expired contracts	(300)	(118)	(67,509)	(292)	(70)	(4,400)	(14)	(42)	-
Notional amounts at September 30,	€-	£238	¥-	€260	£109	¥14,340	$55	$98	¥105,916

	Foreign Currency Contracts
U.S. Dollar	Net Investment Forward Contracts			Forward and Option Contracts					Interest Rate Contracts
Notional amounts at January 1	$400	$400	$250	$354	$-	$-	$-	$-	$398
New contracts (3) (4)	-	186	353	303	269	159	55	8	886
Matured or expired contracts	(400)	(200)	(603)	(358)	(104)	(38)	(11)	(2)	-
Notional amounts at September 30,	$-	$386	$-	$299	$165	$121	$44	$6	$1,284

Weighted average forward rate at September 30,	-	1.62	-	1.15	1.31	118.12	1.26	17.03	115.47
Active contracts at September 30,	-	3	-	20	15	18	9	11	6

2014
	Foreign Currency Contracts
Local Currency	Net Investment Forward Contracts			Forward and Option Contracts (1)	Interest Rate Swaps
	EUR	GBP	JPY	EUR	JPY
Notional amounts at January 1	€600	£-	¥24,136	€-	¥-
New contracts	1,446	238	79,010	141	40,916
Matured or expired contracts	(1,446)	-	(79,010)	(66)	-
Notional amounts at September 30,	€600	£238	¥24,136	€75	¥40,916

	Foreign Currency Contracts
U.S. Dollar	Net Investment Forward Contracts			Forward and Option Contracts (1)	Interest Rate Swaps
Notional amounts at January 1	$800	$-	$250	$-	$71
New contracts	1,979	400	769	187	373
Matured or expired contracts	(1,979)	-	(769)	(90)	-
Notional amounts at September 30,	$800	$400	$250	$97	$444

(1)

During the nine months ended September 30, 2015 and 2014, we exercised 23 and 2 option contracts and realized gains of $9.6 million and $1.1 million, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations. During the three months ended September 30, 2015 and 2014, we exercised 10 and 1 option contracts and realized gains of $3.4 million and $1.0 million, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net.

(2)

Included in our British pounds sterling denominated option contracts are four forward contracts to sell British pounds sterling and buy euros. These forwards have a notional amount of £23.0 million (€30.8 million) and were reported in this table using a weighted average exchange rate of $1.10 U.S. dollars to the euro.

(3)

In the second quarter of 2015, we entered into two contracts to effectively fix the interest rate on the 2015 Yen Term Loan. These contracts were designated as interest rate swap hedges. See Note 7 for more information on the 2015 Yen Term Loan.

(4)

In the third quarter of 2015, we entered into two contracts with a notional amount of $360.0 million to effectively fix the interest rate at the three month LIBOR rate of 2.3% on expected future debt issuances. These contracts were designated as interest rate forward hedges.

The following table presents the fair value of our derivative instruments (in thousands):

	September 30, 2015		December 31, 2014
	Asset	Liability	Asset	Liability
Net investment hedges – euro denominated (1)	$-	$-	$22,891	$-
Net investment hedges – pound sterling denominated	25,829	-	29,097	-
Net investment hedges – yen denominated (1)	-	-	46,934	-
Cash flow hedge foreign currency options – peso denominated	-	74	-	-
Foreign currency options – Canadian dollar denominated (2)	2,269	-	-	-
Foreign currency options – euro denominated (2)	10,304	1,282	7,742	-
Foreign currency options – pound sterling denominated (2)	1,373	1,316	-	-
Foreign currency options – yen denominated (2)	1,025	791	-	-
Interest rate hedges	-	16,878	-	1,395
Total fair value of derivatives	$40,800	$20,341	$106,664	$1,395

(1)

During the second quarter of 2015, we terminated our euro and yen denominated net investment hedges. See below for additional information about the gains recognized associated with these net investment hedges.

(2)

As discussed above, these foreign currency options are not designated as hedges. We recognized gains of $2.7 million and $12.2 million in Foreign Currency and Derivative Gains and (Losses) and Related Amortization, Net in the Consolidated Statements of Operations from the change in value of our outstanding foreign currency options for the three and nine months ended September 30, 2015, respectively. We recognized gains of $1.1 million for the three and nine months ended September 30, 2014.

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income (Loss) during the periods presented is due to the translation upon consolidation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar for which we recorded losses of $158.1 million and $465.0 million for the three and nine months ended September 30, 2015, respectively, and losses of $428.4 million and $357.0 million for the three and nine months ended September 30, 2014, respectively. It also includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and losses associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivative net investment hedges (1)	$14,225	$93,502	$48,419	$70,393
Interest rate hedges (2)	(14,680)	(39)	(15,439)	(229)
Cash flow hedges	(74)	-	(74)	-
Our share of derivatives from unconsolidated co-investment ventures	(906)	(4,474)	3,200	(7,555)
Total gain (loss) on derivative instruments	(1,435)	88,989	36,106	62,609
Nonderivative net investment hedges (3)	(4,674)	204,250	218,729	214,570
Total gain (loss) on derivative and nonderivative hedging instruments	$(6,109)	$293,239	$254,835	$277,179

(1)

We received $121.5 million for the nine months ended September 30, 2015, upon the settlement of net investment hedges. We did not settle any net investment hedges during the three months ended September 30, 2015. For the three and nine months ended September 30, 2014, we received $5.9 million and paid $5.5 million, respectively, upon the settlement of net investment hedges.

(2)

The amounts reclassified to interest expense for the three and nine months ended September 30, 2015, and 2014, respectively, were not considered significant. For the next 12 months from September 30, 2015, we estimate an additional expense for $7.6 million will be reclassified to Interest Expense in the Consolidated Statements of Operations.

(3)

At September 30, 2015, and December 31, 2014, we had €3.2 billion ($3.6 billion) and €2.5 billion ($3.0 billion) of debt, net of accrued interest, respectively, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We had €97.6 million ($118.5 million) of debt that was not designated as a nonderivative financial instrument hedge at December 31, 2014. We recognized unrealized gains of $10.0 million in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Operations on the unhedged portion of our debt for the nine months ended September 30, 2015. We did not recognize any gains or losses for the three months ended September 30, 2015; or the three and nine months ended September 30, 2014.

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

Fair Value Measurements on a Recurring Basis

At September 30, 2015, and December 31, 2014, other than the derivatives discussed previously and the embedded derivative in Note 7, we did not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in the Consolidated Financial Statements. We determined the fair value of our derivative instruments using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. We determined the fair values of our interest rate swaps using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. We based the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. We based the fair values of our net investment hedges on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, all of our derivatives held at September 30, 2015, and December 31, 2014, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis in the Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. No assets met these criteria at September 30, 2015, or December 31, 2014.

Fair Value of Financial Instruments

At September 30, 2015, and December 31, 2014, our carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

At September 30, 2015, we estimated the fair value of our senior notes and at December 31, 2014, we estimated the fair value of our senior notes and exchangeable senior notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices were available, and we estimated the fair value of our Credit Facilities, term loans, secured mortgage debt and assessment bonds by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2015, and December 31, 2014, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads resulting from our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$207,978	$208,029	$-	$-
Senior notes	6,622,440	6,884,123	6,076,920	6,593,657
Exchangeable senior notes	-	-	456,766	511,931
Term loans and other debt	2,458,496	2,460,662	588,816	591,810
Secured mortgage debt	785,480	886,632	1,050,591	1,173,488
Secured mortgage debt of consolidated entities	1,859,961	1,870,774	1,207,106	1,209,271
Total debt	$11,934,355	$12,310,220	$9,380,199	$10,080,157

In connection with the KTR acquisition, the secured mortgage debt of consolidated entities assumed was recorded at fair value. See Notes 2 and 7 for additional information on the KTR acquisition.

Note 13. Business Segments

Our current business strategy consists of two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership of industrial operating properties and is the main source of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable segment based on geographic location. Our Real Estate Operations segment also includes development, re-development and acquisition activities that lead to rental operations. We develop, redevelop and acquire industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on the following: (i) the land that we currently own; (ii) the development expertise of our local teams; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities. Land held for development, properties currently under development and land we own and lease to customers under ground leases are included in this segment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Real estate operations:
Americas	$503,487	$324,877	$1,326,446	$1,025,349
Europe	17,591	20,422	53,041	57,083
Asia	15,368	15,782	41,139	51,776
Total Real Estate Operations segment	536,446	361,081	1,420,626	1,134,208
Strategic capital:
Americas	14,692	18,567	46,734	80,457
Europe	20,652	24,713	60,046	65,866
Asia	8,832	10,790	26,467	29,391
Total Strategic Capital segment	44,176	54,070	133,247	175,714

Total revenues	$580,622	$415,151	$1,553,873	$1,309,922

Net operating income:
Real estate operations:
Americas	$365,723	$230,515	$923,118	$727,245
Europe	11,092	12,072	32,173	31,706
Asia	10,961	11,302	28,430	37,469
Total Real Estate Operations segment	387,776	253,889	983,721	796,420
Strategic capital:
Americas	2,966	6,451	15,091	38,599
Europe	14,285	17,791	40,576	43,600
Asia	5,211	7,386	15,390	19,073
Total Strategic Capital segment	22,462	31,628	71,057	101,272

Total segment net operating income	410,238	285,517	1,054,778	897,692
Reconciling items:
General and administrative expenses	(59,375)	(58,203)	(172,690)	(181,781)
Depreciation and amortization	(247,471)	(149,202)	(607,467)	(471,059)
Earnings from unconsolidated entities, net	33,557	28,514	106,383	79,411
Interest expense	(81,035)	(69,086)	(218,698)	(234,793)
Interest and other income, net	6,237	550	19,133	19,716
Gains on dispositions of investments in real estate, net	268,791	151,057	655,288	337,695
Foreign currency and derivative gains (losses) and related amortization, net	(9,428)	20,792	(374)	2,738
Losses on early extinguishment of debt, net	-	(86,076)	(16,525)	(163,361)
Total reconciling items	(88,724)	(161,654)	(234,950)	(611,434)
Earnings before income taxes	$321,514	$123,863	$819,828	$286,258

	September 30,	December 31,
	2015	2014
Assets:
Real estate operations:
Americas	$22,986,722	$17,432,909
Europe	1,286,275	1,820,529
Asia	1,075,751	926,645
Total Real Estate Operations segment	25,348,748	20,180,083
Strategic capital:
Americas	19,681	20,635
Europe	51,085	54,577
Asia	2,173	2,718
Total Strategic Capital segment	72,939	77,930
Total segment assets	25,421,687	20,258,013
Reconciling items:
Investments in and advances to unconsolidated entities	4,841,225	4,824,724
Assets held for sale	369,382	43,934
Note receivable backed by real estate	197,500	-
Cash and cash equivalents	310,433	350,692
Other assets	279,127	340,860
Total reconciling items	5,997,667	5,560,210
Total assets	$31,419,354	$25,818,223

Note 14. Supplemental Cash Flow Information

Our significant noncash investing and financing activities for the nine months ended September 30, 2015, and 2014 included the following:

•	See Notes 2, 7 and 9 for information related to the KTR acquisition in May 2015.

•	During 2015, we received $65.3 million of ownership interests in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities.

•	We received a note backed by real estate in 2015, as disclosed in Note 6.

•	Holders of our exchangeable senior notes exchanged their notes into common stock of the Parent in 2015, as disclosed in Note 7.

•	We capitalized $17.1 million and $16.1 million in 2015 and 2014, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•

As partial consideration for properties we contributed to FIBRA Prologis and the conclusion of an unconsolidated co-investment venture during the second quarter of 2014, we received ownership interests of $601.6 million and FIBRA Prologis assumed $345.1 million of secured debt.

We paid $273.3 million and $222.1 million of interest in cash, net of amounts capitalized, for the nine months ended September 30, 2015, and 2014, respectively.

We paid $17.0 million and $93.9 million for income taxes, net of refunds, for the nine months ended September 30, 2015, and 2014, respectively.

Note 15. Subsequent Events

On October 9, 2015, we completed the acquisition of a portfolio of properties from Morris Realty Associates LLC and certain of its affiliates for an aggregate of approximately $820 million. The portfolio consisted of industrial properties aggregating 3.2 million square feet and retail properties aggregating 2.2 million square feet. The acquisition was funded through the assumption of debt and the issuance of a combination of common limited partnership units in the Operating Partnership and a new class of common limited partnership units in the Operating Partnership designated as Class A convertible common units. The number of units issued was based upon an agreed upon price of $43.11 per unit.

The retail properties acquired in the transaction are subject to a Purchase and Sale Agreement with affiliates of Blackstone Real Estate Advisors, L.P., pursuant to which the retail properties are expected to be sold for aggregate consideration of approximately $374 million, including the assumption of debt and subject to certain adjustments. The transaction is expected to be completed in the fourth quarter of 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of September 30, 2015, the related consolidated statements of operations, and consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2015 and 2014, the related consolidated statement of equity for the nine-month period ended September 30, 2015, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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
October 30, 2015

Report of Independent Registered Public Accounting Firm

The Partners
Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of September 30, 2015, the related consolidated statements of operations, and consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2015 and 2014, the related consolidated statement of capital for the nine-month period ended September 30, 2015, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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
October 30, 2015

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the fiscal year ended December 31, 2014.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “designed to achieve” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historic in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital directly or in existing or new co-investment ventures – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part I, Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K. References to “we,” “us” and “our” refer to Prologis, Inc. (or the “Parent”) and its consolidated subsidiaries.

Management’s Overview

We are the global leader in industrial real estate, focused on markets across the Americas, Europe and Asia. At September 30, 2015, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 671 million square feet (62 million square meters) in 21 countries. We lease modern distribution facilities to more than 5,200 customers, including third-party logistics providers, transportation companies, retailers and manufacturers.

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

Real Estate Operations

Rental Operations. Rental operations represent the main source of our revenues, earnings and funds from operations (see below for our definition of funds from operations and a complete reconciliation to net earnings in the following section). We collect rent from our customers through operating leases, including reimbursements for the majority of our operating costs. We expect to generate long-term internal growth by maintaining high occupancy rates, by controlling expenses and through increasing rents. Our rental income is diversified because of our global presence and broad customer base. We believe our property management, leasing and maintenance teams, together with our capital expenditure, energy management and risk management programs, create cost efficiencies that allow us to capitalize on the economies of scale inherent in owning, operating and growing a global portfolio.

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

Strategic Capital

We invest with partners and investors through private and public ventures that may be consolidated or unconsolidated. We tailor industrial portfolios to meet investors’ specific needs, with a focus on long-term ventures and open-ended funds. We also access alternative sources of equity through the publicly traded vehicles Nippon Prologis REIT, Inc. (“NPR”) and FIBRA Prologis. These private and public vehicles fund our capital needs in distinct geographies across our global platform. We hold a significant ownership interest in these ventures, aligning our interests with those of our partners. We generate strategic capital revenues from our unconsolidated ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees during the life of a venture or upon liquidation (called “promotes”). We believe our co-investment ventures will offer sources of capital for investments, provide incremental revenues and mitigate foreign currency risk associated with our international investments. We plan to grow this business generally through our existing ventures.

Growth Strategies

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenue, earnings, net operating income (“NOI”), cash flows and core funds from operations (see below for our definition of core funds from operations and a complete reconciliation to net earnings in the following section) is based on the following:

•

Rising Rents. Market rents are increasing across many of our markets. We expect growth to continue as demand for logistics facilities is strong across the globe. Because many of our leases originated during low rent periods following the global financial crisis, in-place leases have room for growth, which translates into increased earnings, NOI and cash flow. We had positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) on our owned and managed operating portfolio during 2015, ranging from 9.7% to 14.4%, and the third quarter of 2015 represented the eleventh consecutive quarter of positive rent change.

•

Value Creation from Development. We believe a successful development program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of more than 174 million additional square feet of industrial space. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward through the development of our strategic land and dispositions of nonstrategic land. During the first nine months of 2015, in our owned and managed portfolio, we stabilized development projects with a total expected investment (“TEI”) of $1.4 billion. Post stabilization, we estimate the value of these buildings will be approximately 34% more than their book value or the cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models).

•

Economies of Scale from Growth in Assets Under Management. We believe we have the infrastructure that will allow us to increase our investments in real estate, with minimal increases to general and administrative expenses (“G&A”). During the first nine months of 2015, our owned and managed real estate assets increased through the acquisition of 69.2 million square feet of operating properties, principally through the acquisition of the real estate portfolio of KTR Capital Partners and its affiliates (“KTR”). We completed and integrated this acquisition with no increases in gross overhead.

Summary of 2015

During the nine months ended September 30, 2015, we completed the following activities as further described in the Consolidated Financial Statements:

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

•

We issued €700.0 million ($785.5 million) of senior notes, entered into an unsecured senior term loan under which we can draw in U.S. dollars in an aggregate amount not to exceed $1.0 billion and entered into an unsecured senior term loan under which we can draw in Japanese yen in an aggregate amount not to exceed ¥65.0 billion ($540.6 million at September 30, 2015). The term loans were both fully drawn at September 30, 2015. We used the net proceeds for general corporate purposes and to fund a portion of our share of the cash portion of the purchase price of KTR. See further discussion in the Liquidity and Capital Resources section below.

•

We generated net proceeds of $2.0 billion and net gains of $655.3 million from the contribution and disposition of real estate investments. The gains were primarily driven by dispositions to third parties of $544.0 million, primarily in the United States, and property contributions of $111.3 million, primarily in Europe.

•	During March 2015, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of common stock of the Parent and $0.2 million of their notes for cash.

•	See below, in Our Owned and Managed Portfolio section, for details of our operating and development activity in 2015.

On October 9, 2015, we completed the acquisition of a portfolio of properties from Morris Realty Associates LLC and certain of its affiliates for an aggregate of approximately $820 million. The portfolio consisted of industrial properties aggregating 3.2 million square feet and retail properties aggregating 2.2 million square feet. The acquisition was funded through the assumption of debt and the issuance of a combination of common limited partnership units in the Operating Partnership and a new class of common limited partnership units in the Operating Partnership designated as Class A convertible common units. The number of units issued was based upon an agreed upon price of $43.11 per unit. The retail properties acquired in the transaction are subject to a Purchase and Sale Agreement, pursuant to which the retail properties are expected to be sold for aggregate consideration of approximately $374 million, including the assumption of debt and subject to certain adjustments. The transaction is expected to be completed in the fourth quarter of 2015.

Results of Operations

Nine Months Ended September 30, 2015, and 2014

Real Estate Operations

This operating segment includes rental income and rental expense recognized from our consolidated operating properties. The 2015 results include approximately four months of NOI from the properties acquired in the KTR acquisition. The operating fundamentals in the markets in which we operate have been improving, which has positively affected both the occupancy and rental rates we have experienced and also has fueled development activity. This operating segment also includes revenue from land we own and lease to customers and development management and other income, net of acquisition, disposition and land holding costs.

Real Estate Operations NOI for the nine months ended September 30 was as follows (dollars in millions):

	2015	2014
Rental and other income	$1,108.1	$879.9
Rental recoveries	312.5	254.3
Rental and other expenses	(436.9)	(337.8)
Real Estate Operations – NOI	$983.7	$796.4

Operating margin	69.2%	70.2%

Average occupancy	95.2%	94.0%

Detail of our consolidated operating properties was as follows (square feet in millions):

	September 30,	December 31,	September 30,
	2015	2014	2014
Number of properties	1,909	1,607	1,415
Square feet	342.8	282.3	241.1
Percentage occupied	95.2%	96.3%	94.1%

Below were the key drivers of Real Estate Operations NOI:

•

Activity within the portfolio, which included acquisitions, contributions to co-investment ventures and dispositions to third parties, affected NOI for the nine months ended September 30, 2015, from the same period in 2014, as follows:

o	consolidation of Prologis North American Industrial Fund (“NAIF”) during the fourth quarter of 2014: $134.9 million increase,
o	KTR acquisition on May 29, 2015:
▪	$102.7 million increase in NOI from property operations,
▪	$24.7 million decrease from acquisition costs,
▪	approximately 45% of all KTR activity is offset in Net Loss (Earnings) Attributable to Noncontrolling Interests in the Consolidated Statements of Operations attributable to our venture partner’s share
o	other acquisitions and development activity: $43.1 million increase,
o	contribution activity: $62.0 million decrease, and
o	disposition activity: $35.8 million decrease.

•

Average occupancy in our operating properties increased 120 basis points for the nine months ended September 30, 2015, from the same period in 2014. The KTR properties were 89.2% occupied at the time of the acquisition, which decreased our average and period-end occupancy slightly in 2015.

•

We leased a total of 70.7 million square feet, or approximately 23% of our average portfolio, during the nine months ended September 30, 2015, compared with 49.3 million square feet, or approximately 19% of our average portfolio, during the same period in 2014.

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

•

We experienced an increase in rental rates on the turnover of existing leases for the past 11 quarters that has resulted in higher average rental rates in our portfolio and increased rental income and NOI as those leases commenced.

•

Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 79.6% and 78.9% of total rental expenses for the nine months ended September 30, 2015, and 2014, respectively.

Strategic Capital

This operating segment includes income from fees and promotes earned for services performed for our unconsolidated co-investment ventures. This income is reduced by recognized expenses for direct costs associated with the asset management of these ventures, allocated property-level management costs for the properties owned by the ventures, as well as other expenses incurred related to the Strategic Capital segment. Income associated with the Strategic Capital segment fluctuates because of the size of co-investment ventures under management, the transactional activity in the ventures and the timing of promotes.

Strategic Capital NOI for the nine months ended September 30 was as follows (in millions):

	2015	2014
Americas:
Asset management and other fees	$38.2	$40.3
Leasing commissions, acquisition and other transaction fees	8.5	8.8
Promotes	-	31.3
Strategic capital expenses	(31.6)	(41.8)
Subtotal Americas	15.1	38.6
Europe:
Asset management and other fees	52.4	52.4
Leasing commissions, acquisition and other transaction fees	7.7	13.5
Strategic capital expenses	(19.5)	(22.3)
Subtotal Europe	40.6	43.6
Asia:
Asset management and other fees	23.7	24.0
Leasing commissions, acquisition and other transaction fees	2.8	5.4
Strategic capital expenses	(11.1)	(10.3)
Subtotal Asia	15.4	19.1
Strategic Capital – NOI	$71.1	$101.3

The following assets under management were held through our unconsolidated co-investment ventures (dollars and square feet in millions):

	September 30,	December 31,	September 30,
	2015	2014	2014
Americas:
Number of ventures	3	3	4
Square feet	89.2	87.1	130.5
Total assets	$6,870	$7,063	$9,396
Europe:
Number of ventures	4	4	4
Square feet	158.5	147.4	145.3
Total assets	$11,734	$11,463	$11,952
Asia:
Number of ventures	2	2	2
Square feet	27.3	26.2	26.0
Total assets	$4,248	$4,135	$4,366
Total:
Number of ventures	9	9	10
Square feet	275.0	260.7	301.8
Total assets	$22,852	$22,661	$25,714

The following were the key drivers of Strategic Capital NOI:

•	We acquired a controlling interest in our co-investment venture NAIF in the fourth quarter of 2014 and began consolidating the venture.

•	We formed the co-investment venture FIBRA Prologis in Mexico in June 2014, and in connection with this transaction, we concluded the Prologis Mexico Industrial Fund.

•	We contributed 23 and 126 properties to several co-investment ventures for the nine months ended September 30, 2015, and during all of 2014, respectively.

•	The unconsolidated co-investment ventures acquired 37 and 81 properties from third parties for the nine months ended September 30, 2015, and during all of 2014, respectively.

•

The amounts presented for Europe and Asia are shown in U.S. dollars and were impacted by fluctuations in the exchange rates of primarily euro, British pounds sterling and Japanese yen to the U.S. dollar. We have hedged the majority of our investment in euro, British pound sterling, and Japanese yen through outstanding debt and derivative instruments that offset the majority of these fluctuations.

•

In June 2014, we earned a promote of $42.1 million from our co-investment venture Prologis Targeted U.S. Logistics Fund (“USLF”). Of that amount, $31.3 million represented the third-party investors’ portion and is reflected in Strategic Capital Income in the Consolidated Statements of Operations.

The direct costs associated with Strategic Capital totaled $62.2 million and $74.4 million for the nine months ended September 30, 2015, and 2014, respectively, and are included in Strategic Capital Expenses in the Consolidated Statements of Operations. The decrease in Strategic Capital Expenses was principally due to the additional expense in 2014 that represents the associated bonus paid pursuant to the terms of the Prologis Promote Plan for the promote we earned from USLF along with the conclusion of the NAIF co-investment venture in 2014.

See Note 4 to the Consolidated Financial Statements for additional information about our unconsolidated co-investment ventures.

Our Owned and Managed Portfolio

We manage our business on an owned and managed basis whether a particular property is wholly owned by us or owned by one of our co-investment ventures. As further discussed, we believe that the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated portfolio. The activity in our owned and managed portfolio affects Real Estate Operations NOI, Strategic Capital revenues and net earnings we recognize from our unconsolidated co-investment ventures.

Our owned and managed portfolio includes operating industrial properties and does not include properties under development or held for sale to third parties (square feet in millions):

	September 30, 2015			December 31, 2014			September 30, 2014
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,909	342.8	95.2%	1,607	282.3	96.3%	1,415	241.1	94.1%
Unconsolidated	1,342	275.0	95.5%	1,278	260.7	95.0%	1,494	301.8	94.5%
Totals	3,251	617.8	95.4%	2,885	543.0	95.6%	2,909	542.9	94.3%

Operating Activity

The following table summarizes our operating activity for the nine months ended September 30 (square feet in millions):

	2015	2014
Aggregate leased square feet	109.7	97.5
Average turnover costs per square foot	$1.65	$1.44
Rent change on rollover	9.7% – 14.4%	6.6% – 9.7%
Weighted average retention percentage on aggregate leased square feet	84.8%	84.4%
Weighted average lease term in months	42	39

Average turnover costs per square foot have increased in 2015 due to the longer term of the leases signed and, therefore, the higher value of the leases.

Development Start and Stabilization Activity

The following table summarizes our development starts for the nine months ended September 30 (dollars and square feet in millions):

	2015 (1)	2014
Number of properties	63	51
Aggregate square feet	20.8	16.7
TEI	$1,574.8	$1,308.4
Our proportionate share of TEI based on ownership	$1,246.1	$1,165.9
Percentage of build-to-suits based on TEI	37.9%	23.5%
Weighted average expected yield on TEI	7.3%	7.2%
Estimated value at completion	$1,904.6	$1,562.4
Estimated margin	20.9%	19.4%

(1)	We expect these developments to be completed before May 2017.

The following table summarizes our development stabilization activity for the nine months ended September 30 (dollars and square feet in millions):

	2015	2014
Number of properties	58	38
Aggregate square feet	19.5	12.6
TEI	$1,444.1	$858.0
Our proportionate share of TEI based on ownership	$1,350.1	$753.5
Estimated margin	33.8%	23.2%

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio, as well as properties owned by the unconsolidated co-investment ventures that are managed by us, in our same store analysis. We have defined the same store portfolio, for the three months ended September 30, 2015, as those properties that were in operation at January 1, 2014, and have been in operation throughout the same three-month periods in both 2015 and 2014. We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental income, rental expenses and NOI in the same store portfolio are generally the same as for the total portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into U.S. dollars, for both periods.

We calculate our same store results on a quarterly basis. The following is a reconciliation of our consolidated rental income, rental expenses and NOI (calculated as rental income and recoveries less rental expenses), as included in the Consolidated Statements of Operations, to the respective amounts in our same store portfolio analysis for the three months ended September 30 (dollars in millions):

			Percentage
	2015	2014	Change
Rental Income (1) (2)
Consolidated:
Rental income per the Consolidated Statements of Operations	$418.1	$275.7
Rental recoveries per the Consolidated Statements of Operations	114.6	80.1
Consolidated adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(145.7)	(39.6)
Effect of changes in foreign currency exchange rates and other	(1.4)	(7.4)
Unconsolidated co-investment ventures – rental income	409.5	451.0
Same store portfolio – rental income (2)	$795.1	$759.8	4.6%
Rental Expenses (1) (3)
Consolidated:
Rental expenses per the Consolidated Statements of Operations	$139.9	$102.3
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(35.6)	(14.2)
Effect of changes in foreign currency exchange rates and other	7.7	3.6
Unconsolidated co-investment ventures – rental expenses	91.3	102.7
Same store portfolio – rental expenses (3)	$203.3	$194.4	4.6%
NOI (1)
Consolidated:
NOI per the Consolidated Statements of Operations	$392.8	$253.5
Consolidated adjustments to derive same store results:
NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(110.1)	(25.4)
Effect of changes in foreign currency exchange rates and other	(9.1)	(11.0)
Unconsolidated co-investment ventures – NOI	318.2	348.3
Same store portfolio – NOI	$591.8	$565.4	4.7%

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

Other Components of Income (Expense)

G&A Expenses

The following table summarizes G&A expenses for the nine months ended September 30 (in millions):

	2015	2014
Gross overhead	$334.7	$344.7
Reported as rental expenses	(25.2)	(22.8)
Reported as strategic capital expenses	(62.2)	(74.4)
Capitalized amounts	(74.6)	(65.7)
G&A expenses	$172.7	$181.8

Gross overhead includes all costs related to our business, including those attributable to the Real Estate Operations and Strategic Capital segments. We allocate a portion of our gross overhead that relates to property management functions to both segments based on the size of the respective portfolios. Costs directly associated to Strategic Capital also are allocated to that segment. The decrease in gross overhead was primarily due to fluctuations in foreign currency exchange rates between the U.S. dollar and the euro, British pound sterling and Japanese yen.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other G&A costs. The following table summarizes capitalized G&A amounts for the nine months ended September 30 (in millions):

	2015	2014
Development activities	$55.4	$51.3
Leasing activities	15.9	13.4
Costs related to internally developed software	3.3	1.0
Total capitalized G&A expenses	$74.6	$65.7

For the nine months ended September 30, 2015, and 2014, the capitalized salaries and related costs represented 28.4% and 23.8%, respectively, of our total salaries and related costs, which includes cash and stock compensation and other employee-related expenses.

Depreciation and Amortization

Depreciation and amortization was $607.5 million and $471.1 million for the nine months ended September 30, 2015, and 2014, respectively. The increase in depreciation and amortization principally resulted from an increased investment in real estate properties from the KTR acquisition in May 2015, the consolidation of NAIF in the fourth quarter of 2014, acquired properties and completed developments over the prior year. This is offset slightly by the disposition and contribution of properties during 2015 and 2014.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities that are accounted for using the equity method of $106.4 million and $79.4 million for the nine months ended September 30, 2015, and 2014, respectively. The earnings we recognize are impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties, when applicable; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table summarizes the components of interest expense for the nine months ended September 30 (in millions):

	2015	2014
Gross interest expense	$287.7	$282.2
Amortization of premium, net	(32.2)	(12.5)
Amortization of deferred loan costs	9.9	10.4
Interest expense before capitalization	$265.4	$280.1
Capitalized amounts	(46.7)	(45.3)
Net interest expense	$218.7	$234.8

Gross interest expense increased for the nine months ended September 30, 2015, due to higher debt levels from the financing of the KTR acquisition offset somewhat by a decrease in interest rates. Our weighted average effective interest rate was 3.4% and 4.3% for the nine months ended September 30, 2015, and 2014, respectively. During 2015 and 2014, we issued new debt with lower borrowing costs and used the proceeds to invest in real estate and pay down or buy back our higher cost debt. Our debt increased by $3.1 billion, from September 30, 2014, to September 30, 2015, principally from the financing of KTR, including the issuance of a new euro senior note and two unsecured senior term loan facilities in U.S. dollar and Japanese yen and the assumption of secured mortgage debt. See Note 7 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate, Net

We recognized $655.3 million and $337.7 million for the nine months ended September 30, 2015, and 2014, respectively. In 2015, we sold 75 properties to third parties, primarily in the United States, and contributed 23 properties to unconsolidated co-investment ventures, primarily in Europe. In 2014, we sold 106 properties to third parties, primarily in the United States, and contributed 115 properties to our unconsolidated co-investment venture in Mexico. We expect to continue to have contributions to co-investment ventures in the future, primarily in Europe, Japan and Mexico, as well as the disposition of properties to third parties, all depending on market conditions and other factors. We expect to use the proceeds to pay down the $1.0 billion term loan that was used to finance a portion of the KTR acquisition. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net

We recognized losses of $0.4 million and gains of $2.7 million for the nine months ended September 30, 2015, and 2014, respectively. The losses in 2015 were driven principally by losses on the foreign currency impact of the euro, British pound sterling and Japanese yen derivatives (see Note 12 to the Consolidated Financial Statements), offset by a gain in the first quarter on the embedded derivative instrument (exchange feature), net of related amortization, related to our exchangeable senior notes. The gains in 2014 were primarily driven by gains on the embedded derivative instrument (exchange feature), net of related amortization, offset by losses on the remeasurement of intercompany loans. The exchangeable notes were exchanged in March 2015 primarily into shares of common stock, so there will be no impact to the financial statements going forward. See Note 7 to the Consolidated Financial Statements for more information about the embedded derivative instrument (exchange feature) related to our exchangeable senior notes that matured March 15, 2015.

Gains (Losses) on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2015, we extinguished $286.5 million of secured mortgage debt before maturity, which resulted in a loss of $16.5 million, most of which happened in the first quarter. During the nine months ended September 30, 2014, we extinguished $1.3 billion of our senior notes and other debt before maturity, which resulted in a net loss of $163.4 million, most of which happened in the second quarter.

Income Tax Expense (Benefit)

During the nine months ended September 30, 2015, and 2014, our current income tax expense was $22.8 million and $59.3 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries (“TRSs”), state and local income taxes and taxes incurred in our foreign jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. The majority of the current income tax expense for both periods relates to asset sales and contributions of properties that were held in foreign subsidiaries or TRSs.

Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets. During the nine months ended September 30, 2014, we recognized a deferred tax benefit of $84.6 million due to the reversal of deferred tax liabilities in connection with the FIBRA Prologis transaction.

Net Loss (Earnings) Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated ventures in which we do not own 100% of the equity, as well as the limited partners’ interests in the Operating Partnership. During the nine months ended September 30, 2015, and 2014, the net earnings attributable to noncontrolling interests for Prologis, Inc. was $49.3 million and $85.7 million, respectively. In 2015, we recognized net earnings attributable to noncontrolling interests primarily related to operating activity in our consolidated co-investment ventures, NAIF and USLV. We acquired a controlling interest in NAIF in the fourth quarter of 2014 and began consolidating the venture. USLV completed the KTR acquisition in May 2015, so approximately four months of activity were included, offset by the third-party share of acquisition costs and an acquisition fee payable to us. In 2014, we recognized net earnings attributable to noncontrolling interests in Prologis Mexico Fondo Logistico (“AFORES”) of $61.0 million because of the FIBRA Prologis transaction, primarily related to the third-party investors’ share of the gain on disposition and the net deferred income tax benefit. See Note 9 to the Consolidated Financial Statements for further information on our consolidated ventures.

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

During the nine months ended September 30, 2015, and 2014, we recorded unrealized losses of $197.9 million and $72.0 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. The unrealized losses in both years were principally due to the weakening of the euro, British pound sterling, Japanese yen and Brazilian real to the U.S. dollar from the beginning of the period to the end of the period.

Three Months Ended September 30, 2015, and 2014

Except as separately discussed above, the changes in net earnings attributable to common stockholders and its components for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, were similar to the changes for the nine month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and other partnerships, we expect our primary cash needs will consist of the following:

•	repayment of an unsecured senior term loan of $1.0 billion that is scheduled to mature in 2016, however we may extend the maturity date by one year subject to certain conditions;

•	repayment of debt, which includes payments on our credit facilities, and scheduled principal payments of approximately $18.0 million for the remainder of 2015, and $655.0 million in 2016;

•

completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2015, 74 properties in our development portfolio were 38.7% leased with a current investment of $1.6 billion and a TEI of $2.5 billion when completed and leased, leaving $0.9 billion remaining to be spent);

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

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($310.4 million at September 30, 2015);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes, and distributions received from the co-investment ventures;

•	proceeds from the dispositions of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed in the following section ($2.4 billion available at September 30, 2015), other facilities or borrowing arrangements;

•

proceeds from the issuance of equity securities, including through the ATM program (we issued 1.7 million shares of common stock in the first quarter of 2015, generating net proceeds of $71.6 million); and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

The following table summarizes information about our debt (in millions):

	September 30, 2015	December 31, 2014
Debt outstanding	$11,934	$9,380
Weighted average interest rate	3.0%	3.6%
Weighted average maturity in months	60	70

As discussed earlier and in Note 2 to the Consolidated Financial Statements, we completed the KTR acquisition on May 29, 2015. In order to fund our share of the cash portion, approximately $2.6 billion, as well as our other net cash requirements, we entered into the following debt arrangements and borrowed $440.2 million under our credit facilities during the second quarter of 2015:

•	issued €700.0 million ($785.5 million) of senior notes with an interest rate of 1.375%, maturing in 2021;

•

entered into an unsecured senior term loan under which we can draw in U.S. dollars in an aggregate amount not to exceed $1.0 billion that matures in 2016 (which was fully drawn at September 30, 2015); and

•

entered into an unsecured senior term loan under which we can draw in Japanese yen in an aggregate amount not to exceed ¥65.0 billion ($540.6 million at September 30, 2015) that matures in 2022 (which was fully drawn at September 30, 2015).

On October 27 2015, we issued $750.0 million in principal amount of senior notes with an interest rate of 3.750% maturing in November 2025. We intend to use a portion of the net proceeds to repurchase all of the outstanding principal amount ($300.0 million) of our 4.5% senior unsecured notes due in 2017. In connection with the offering, we commenced a tender offer through which we may utilize a portion of the net proceeds to repurchase a portion of our senior notes that mature in 2019 and 2020 for an aggregate purchase price up to approximately $200 million including premiums and accrued interest. The tender offer is expected to expire on November 24, 2015. We also intend to use a portion of the net proceeds for other corporate purposes, including other debt repayment or repurchases.

At September 30, 2015, we had credit facilities with an aggregate borrowing capacity of $2.7 billion, of which $2.4 billion was available.

We expect to repay the balances drawn on the above credit facilities and the $1.0 billion senior term loan that were used to fund the KTR acquisition with proceeds generated from the contributions of certain development properties to our co-investment ventures in Europe, Japan and Mexico and dispositions of certain nonstrategic properties to third parties. During the third quarter of 2015, we had net repayments on our credit facilities of $232.2 million.

At September 30, 2015, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios. See Note 7 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. For more information on equity commitments for our unconsolidated co-investment ventures, see Note 4 to the Consolidated Financial Statements. We also have one consolidated co-investment venture with equity commitments, the Brazil Fund. There has been no material change to its equity commitments in 2015.

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30, 2015, and 2014 (in millions):

	2015	2014
Net cash provided by operating activities	$649.8	$450.8
Net cash used in investing activities	$(4,874.8)	$(603.5)
Net cash provided by (used in) financing activities	$4,193.3	$(23.1)

Cash Provided by Operating Activities

In 2014, cash provided by operating activities was less than cash dividends paid on common and preferred stock by $51.5 million. We used proceeds from dispositions to third parties and contributions of real estate properties to consolidated and unconsolidated entities ($1.7 billion) to fund dividends not covered by cash flows from operating activities. As disclosed in Note 14 to the Consolidated Financial Statements, we paid combined amounts for interest and income taxes of $290.3 million and $316.0 million, respectively, in 2015 and 2014. In addition, our cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity:

•

Real estate operations NOI. We receive the majority of our operating cash through our real estate operations segment. NOI from this segment, less the noncash amount of straight-lined rent and amortization of above and below market leases, was $946.2 million and $785.2 million for 2015 and 2014, respectively. See our Real Estate Operations Results of Operations section above for the key drivers of our real estate operations NOI.

•

Strategic capital NOI. We also generate operating cash through our strategic capital operating segment by providing management services to our unconsolidated co-investment ventures. NOI from this segment was $71.1 million and $101.3 million for 2015 and 2014, respectively. See our Strategic Capital Results of Operations section above for the key drivers of our strategic capital NOI.

•	Distributions from unconsolidated co-investment ventures. In 2015 and 2014, we received $111.5 million and $84.6 million of distributions from our unconsolidated co-investment ventures.

•	G&A expenses. In 2015 and 2014, we incurred $132.6 million and $138.7 million, respectively, of net G&A costs, net of equity-based compensation expenses.

Cash Used in Investing Activities

•

Real estate development. We invested $950.2 million and $776.2 million in 2015 and 2014, respectively, in real estate development and leasing costs for first generation leases. We had 50 properties under development and 24 properties that were completed but not stabilized at September 30, 2015, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2015, excluding the KTR acquisition, we acquired total real estate of $571.4 million, which included 973 acres of land and 27 operating properties. In 2014, we acquired 588 acres of land and eight operating properties for $389.8 million.

•

KTR acquisition, net of cash received. In 2015, we acquired the real estate assets of KTR for a cash purchase price of $4.8 billion through our consolidated co-investment venture USLV, of which we own and funded 55%. Our partner in USLV contributed their share which is discussed below in Cash Provided by (Used in) Financing Activities – Noncontrolling interests contributions. See Note 2 to the Consolidated Financial Statements for more detail on the transaction.

•

Capital expenditures. We invested $160.0 million and $143.7 million in our operating properties during 2015 and 2014, respectively; which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from dispositions and contributions. We generated cash from contributions and dispositions of properties and land parcels of $1.8 billion and $1.7 billion during 2015 and 2014, respectively. In 2015, we disposed of 75 properties to third parties and contributed 23 operating properties to unconsolidated co-investment ventures. In 2014, we contributed real estate properties owned on a consolidated basis to FIBRA Prologis in exchange for an ownership interest in FIBRA Prologis, along with cash proceeds of $286.8 million, primarily related to third-party partners in AFORES and subsequently distributed the proceeds to them. In 2014, we also disposed of land, ground leases and 106 operating properties to third parties and contributed 6 operating properties to unconsolidated co-investment ventures.

•

Investments in and advances to. In 2015 and 2014, we invested cash of $439.0 million and $1.3 billion, respectively, in our unconsolidated co-investment ventures, net of repayment of advances by the entities. Our investments represented our proportionate share and the ventures used the funds for the acquisition of operating properties, development and repayment of debt. The following table summarizes our significant investments in our unconsolidated co-investment ventures for the nine months ended September 30 (in millions):

	2015	2014
Prologis European Logistics Partners Sàrl	$222.5	$461.2
Prologis Targeted Europe Logistics Fund	$90.7	$72.9
Prologis Brazil Logistics Partners Fund I and related joint ventures	$37.9	$57.8
Prologis European Properties Fund II	$10.3	$20.3
Prologis North American Industrial Fund	$-	$632.1
Nippon Prologis REIT	$-	$56.6

See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $109.4 million and $188.5 million during 2015 and 2014, respectively. In 2015, the distributions were primarily from our investments in Prologis European Logistics Partners Sàrl (“PELP”) and Prologis European Properties Fund II. In 2014, the distributions were primarily from our investments in PELP and USLF.

•

Proceeds from repayment of notes receivable. In June 2014, we received $188.0 million for the payment in full of the notes receivable backed by real estate that originated in 2010 through the sale of a portfolio of industrial properties.

•

Settlement of net investment hedges. We received net proceeds of $121.5 million and made net payments of $0.2 million from the settlement of our net investment hedges during 2015 and 2014, respectively. See Note 12 to the Consolidated Financial Statements for further information on our derivative activity.

Cash Provided by (Used in) Financing Activities

•	Proceeds from issuance of common stock. We generated net proceeds of $71.6 million from the issuance of shares of common stock under our ATM program during the first quarter of 2015.

•	Dividends paid on common and preferred stock. We paid dividends of $592.8 million and $502.3 million to our common and preferred stockholders during 2015 and 2014, respectively.

•	Repurchase of preferred stock/units. In 2014, we paid $27.6 million to repurchase shares of series Q preferred stock.

•

Noncontrolling interests contributions. In 2015, our partner in USLV made contributions of $2.4 billion, primarily for the KTR acquisition as discussed in Note 2 to the Consolidated Financial Statements. In 2014, our partners in consolidated co-investment ventures made contributions of $467.0 million, of which $455.6 million was for the formation of USLV.

•

Noncontrolling interests distributions. In 2015 and 2014, we distributed $157.5 million and $269.4 million to various noncontrolling interests, respectively. The distributions in 2014 related to a cash distribution of $218.2 million to our partners in AFORES due to the FIBRA Prologis transaction and $28.6 million to our partners in Prologis AMS due to the disposition of the remaining properties of the venture.

•

Net proceeds from credit facilities. We received net proceeds of $200.0 million and $22.1 million on our credit facilities during 2015 and 2014, respectively. In 2015 the proceeds were primarily used to fund the KTR acquisition as discussed in Note 2 to the Consolidated Financial Statements.

•

Repurchase and payments of debt. During 2015, we made payments of $482.5 million on our outstanding term loans, $120.2 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $310.5 million. During 2014, we made payments of $1.8 billion on our previous term loan, $101.8 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished exchangeable senior notes and secured mortgage debt of $1.8 billion.

•

Proceeds from issuance of debt. In 2015, we issued €700.0 million ($785.5 million) of senior notes and $2.3 billion of term loans and used the net proceeds for general corporate purposes and to fund our share of the purchase price for the KTR acquisition (see above for further explanation). See Note 7 to the Consolidated Financial Statements for more detail on debt. In 2014, we issued €1.2 billion ($1.6 billion) of senior notes and $2.3 billion of term loans and $70.7 million of secured debt.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures at September 30, 2015, of $4.6 billion. These ventures had total third-party debt of $6.6 billion (of which $1.8 billion was our proportionate share) at September 30, 2015.

At September 30, 2015, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet such needs as capital improvements and other investment activities.

We paid a cash dividend of $0.36 per common share for the first two quarters of 2015 and $0.40 per common share for the third quarter of 2015. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

At September 30, 2015, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We believe net earnings computed under GAAP remains the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings computed under GAAP. Further, we believe the consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and our operating performance.

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

•	The gains and losses on extinguishment of debt that we exclude from our Core FFO, may provide a benefit or cost to us as we may be settling our debt at less or more than our future obligation.

•	The natural disaster expenses that we exclude from Core FFO are costs that we have incurred.

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for the nine months ended September 30 as follows (in millions).

	2015	2014
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$744.4	$213.6

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	587.4	453.7
Gains on dispositions of investments in real estate properties, net	(445.2)	(211.3)
Reconciling items related to noncontrolling interests	(33.4)	48.9
Our share of reconciling items included in earnings from unconsolidated entities	149.3	153.1
NAREIT defined FFO	1,002.5	658.0

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	8.9	(0.9)
Deferred income tax benefit, net	(1.8)	(84.6)
Current income tax expense related to acquired tax liabilities	3.5	30.5
Reconciling items related to noncontrolling interests	(1.1)	-
Our share of reconciling items included in earnings from unconsolidated entities	(11.8)	0.3
FFO, as defined by Prologis	1,000.2	603.3

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net of taxes	(205.2)	(111.5)
Acquisition expenses	29.5	2.6
Losses on early extinguishment of debt and repurchase of preferred stock, net	16.5	169.9
Reconciling items related to noncontrolling interests	(12.4)	-
Our share of reconciling items included in earnings from unconsolidated entities	6.9	42.4
Core FFO	$835.5	$706.7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign-exchange related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See also Note 12 to the Consolidated Financial Statements in Item 1 for more information about our derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at September 30, 2015. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At September 30, 2015, we had net equity of $1.5 billion, or 8.0% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and nonderivative financial instruments. On the basis of our sensitivity analysis, a 10% reduction in exchange rates would cause a reduction of $148.3 million to our net equity.

At September 30, 2015, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $386.1 million to hedge a portion of our investments in the United Kingdom. We also have foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $5.7 million to hedge cash payments for development in Mexico. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound sterling or Mexican peso by 10% would result in a $39.2 million negative change in our cash flows upon settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $629.5 million to mitigate risk associated with the translation of projected net income of our subsidiaries in Europe, Canada and Asia. A weakening of the U.S. dollar against these currencies by 10% would result in a $63.0 million negative change in our net income upon settlement.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At September 30, 2015, we had $2.7 billion of variable rate debt outstanding, of which $2.4 billion was outstanding on our term loans, $208.0 million was outstanding on our credit facilities and $97.7 million was outstanding on secured mortgage debt. At September 30, 2015, we had entered into interest rate swap agreements to fix $881.0 million of our Japanese yen term loans (¥105.9 billion). We also effectively fixed the interest rate on $360.0 million of expected future debt issuances by entering into forward interest rate swap agreements during the third quarter of 2015. During the nine months ended September 30, 2015, we had weighted average daily outstanding borrowings of $289.4 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional interest expense of $2.4 million, which equates to a change in interest rates of 12 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2015. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

No changes in the internal controls over financial reporting during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2015. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At September 30, 2015, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Date: October 30, 2015

Index to Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

3.1

Second Amendment to the Thirteenth Amended and Restated Agreement of the Limited Partnership of Prologis, L.P., dated October 7, 2015 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on October 13, 2015).

12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith