Form 10-K
period 2015-12-31
Prologis, Inc.; Prologis, L.P.
filed 2016-02-19
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-13545 (Prologis, Inc.) 001-14245 (Prologis, L.P.)

Prologis, Inc.

Prologis, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Prologis, Inc.) Delaware (Prologis, L.P.)	94-3281941 (Prologis, Inc.) 94-3285362 (Prologis, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address or principal executive offices)	(Zip Code)

(415) 394-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Prologis, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
Prologis, L.P.	4.000% Notes due 2018	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2020	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2021	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2022	New York Stock Exchange
Prologis, L.P.	3.375% Notes due 2024	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Prologis, Inc. – NONE

Prologis, L.P. – NONE

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

Prologis, Inc.:  Yes ☐  No ☑

Prologis, L.P.:  Yes ☐  No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2015, the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $19,266,497,534.

The number of shares of Prologis, Inc.’s common stock outstanding at February 12, 2016, was approximately 524,774,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2016 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (a “REIT”) and the general partner of the Operating Partnership. At December 31, 2015, Prologis, Inc. owned an approximate 97.12% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.88% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

•

eliminates duplicative disclosure and provides a more streamlined and readable presentation as a substantial portion of the Company’s disclosure applies to both Prologis, Inc. and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

It is important to understand the few differences between Prologis, Inc. and the Operating Partnership in the context of how we operate the Company. Prologis, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. Prologis, Inc. itself does not incur any indebtedness, but it guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests in the Company’s investment in certain entities. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by Prologis, Inc., which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates capital required by the business through the Operating Partnership’s operations, incurrence of indebtedness and issuance of partnership units to third parties.

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

To highlight the differences between Prologis, Inc. and the Operating Partnership, separate sections in this report, as applicable, individually discuss Prologis, Inc. and the Operating Partnership, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of Prologis, Inc. and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of Prologis.

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of properties, disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates, (ii) changes in financial markets, interest rates and foreign currency exchange rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, dispositions and development of properties, (v) maintenance of REIT status, tax structuring and income tax rates, (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings, (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures, (viii) risks of doing business internationally, including currency risks, (ix) environmental uncertainties, including risks of natural disasters, and (x) those additional factors discussed under Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

The Company

We are the global leader in logistics real estate, focused on high-barrier, high-growth markets across the Americas, Europe and Asia. At December 31, 2015, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 669 million square feet (62 million square meters) in 20 countries. We lease modern distribution facilities to a diverse base of more than 5,200 customers across two major categories: business-to-business and retail/online fulfillment. For business-to-business enterprises, our buildings serve a variety of sectors, including automotive, transportation, pharmaceuticals and general consumer goods. In the area of retail/online fulfillment, our state-of-the-art logistics facilities foster the seamless flow of goods around the world.

Details of the 669 million square feet at December 31, 2015 was as follows (dollars and square feet in millions):

	Americas (4 countries)	Europe (13 countries)	Asia (3 countries)	Total
Operating portfolio (number of buildings)	2,403	714	86	3,203

Operating portfolio (square feet)	407	165	35	607
Development portfolio (square feet)	21	9	17	47
Other real estate properties (square feet)	10	4	1	15
Total	438	178	53	669

Operating portfolio (gross book value)	$29,586	$12,243	$4,328	$46,157
Development portfolio (TEI) (1)	1,557	727	1,531	3,815
Land portfolio (book value)	922	445	199	1,566
Total	$32,065	$13,415	$6,058	$51,538

(1)

Total expected investment (“TEI”) represents total estimated cost of development or expansion, including land, development and leasing costs. TEI is based on current projections and is subject to change. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at period end or the date of development start for purposes of calculating development starts in any period.

Our operating portfolio includes stabilized industrial properties in our owned and managed portfolio. A developed property moves into the operating portfolio when it meets stabilization. The property is considered stabilized when a development project has been completed for one year or is at least 90% occupied whichever occurs first. Our other real estate properties include properties in which we have an ownership interest but do not manage, and other properties we own, such as value-added properties and assets held for sale to third parties. Value-added properties are those which are expected to be repurposed or redeveloped to a higher and better use. They also include newly acquired properties that present opportunities to create greater value.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). We believe the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. The Operating Partnership also was formed in 1997.

Our global corporate headquarters are at Pier 1, Bay 1, San Francisco, California 94111, and our other principal offices are in Amsterdam, Denver, Luxembourg, Mexico City, Sao Paulo, Shanghai, Singapore and Tokyo.

Our Internet address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investor Relations section of our website after we electronically submit material to the SEC. The common stock of Prologis, Inc. is listed on the New York Stock Exchange (“NYSE”) under the ticker “PLD” and is a component of the Standard & Poor’s (“S&P”) 500.

Investment Strategy

Our investment strategy focuses on providing high-quality distribution facilities to customers whose businesses are tied to consumption and global trade and as such depend on the efficient movement of goods through the supply chain. We have a significant worldwide presence of $51.5 billion of real estate assets in our owned and managed portfolio which spans 20 countries on four continents. We focus our investments in large population centers with high per-capita consumption rates located near major airports, seaports and rail and highway systems. We classify our properties into two main market categories: global and regional. Global markets comprise approximately 30 of the largest markets tied to global trade and consumption. Regional markets benefit from large population centers but typically are not as tied to the global supply chain; instead, they serve local consumption and are less supply constrained.

We intend to hold primarily Class-A product in global and regional markets. At December 31, 2015, global and regional markets represented approximately 89% and 11%, respectively, of our owned and managed portfolio (based on our share, as determined by our ownership percentage for consolidated and unconsolidated entities, of the properties’ gross book value).

We have deep knowledge of our local markets, extensive construction expertise and a demonstrated commitment to sustainable design across our portfolio. We are supported by a diverse customer base and our relationships with multinational corporations bring us repeat business across our global portfolio. See below for information on our customers. For more detail on our properties, see Item 2. Properties.

Both macroeconomics and demographics are important drivers of our business; these drivers include population growth, consumption and rising affluence. In the developed markets of the United States (or “U.S.”), Europe and Japan, the reconfiguration of supply chains, which is strongly influenced by e-commerce trends, as well as the operational efficiencies that can be realized from our modern logistics facilities, are key factors. In emerging markets, such as Brazil, China and Mexico, new affluence and the rise of the consumer classes together have prompted demand as supply chains are constructed. Taken together, logistics real estate markets benefit from economic growth, as well as from the modernization of supply chains around the world.

In addition to our wholly owned investments we also have investments in a variety of ventures. We co-invest with partners and investors in entities that own multiple properties. We refer to these entities as co-investment ventures (consolidated or unconsolidated).

Business Strategy and Operating Segments

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Real Estate Operations

Rental Operations. Rental operations is the largest segment and contributed approximately 90% of our revenues, earnings and funds from operations in 2015 (see below for our definition of funds from operations and a complete reconciliation to net earnings in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by maintaining high occupancy rates, controlling expenses and increasing rents. Our rental revenue is diversified by customer segment and geography. We believe our property management, leasing and maintenance teams, together with our capital expenditure, energy and risk management programs, create cost efficiencies that allow us to capitalize on the economies of scale inherent in owning, operating and growing a global portfolio.

Capital Deployment. Capital deployment includes the development, redevelopment and acquisition of industrial properties to increase rental income and therefore is reported with rental operations. We primarily deploy capital in global and regional markets to serve our customers’ requirements. We capitalize on the following: (i) our land bank, (ii) the development expertise of our local teams, (iii) our customer relationships, and (iv) the demand for high-quality distribution facilities. We aim to increase our rental revenue and our net asset value by leasing newly developed space and acquiring operating properties. We develop properties for long-term hold, for contribution to our co-investment ventures and, occasionally, for sale to third parties. In 2015, we stabilized $1.6 billion of development projects with an estimated gross margin of 32%, creating $515 million in value for Prologis.

Strategic Capital

Real estate is a capital intensive business that requires growth capital. We manage third-party capital on behalf of the world’s largest institutional partners in order to grow our business, provide incremental revenues, and align our assets and liabilities in local currencies thereby mitigating foreign currency risk associated with our international investments. We tailor logistics portfolios to meet our partners’ specific needs, with a focus on long-term ventures and open-ended funds. We also access alternative sources of equity through the publicly traded vehicles Nippon Prologis REIT, Inc. (“NPR”) and FIBRA Prologis. We hold a significant ownership interest in these ventures, aligning our interests with those of our partners. We generate strategic capital revenues from our unconsolidated ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. At December 31, 2015, we managed 276.5 million square feet of operating properties in nine unconsolidated co-investment ventures. For more detail of our co-investment ventures, see Item 2. Properties. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees during the life of a venture or upon liquidation (called “promotes”). In 2015, this segment contributed approximately 10% of our revenues, earnings and our funds from operations. We plan to grow this business generally through our existing ventures.

Competition

Competitively priced distribution space could impact our occupancy rates and have an adverse effect on how much rent we can charge, which in turn could affect both of our operating segments. We may face competition with regard to our capital deployment activities, including local, regional and national operators or developers. We also face competition from investment managers for institutional capital within our strategic capital business.

We believe we have competitive advantages due to our:

•	ability to respond quickly to customers’ needs for high-quality distribution space in key global and regional markets;

•	established relationships with key customers served by our local teams;

•	ability to leverage our organizational scale and structure to provide a single point of contact for global customers through the Prologis global customer solutions team;

•	property management and leasing expertise;

•	relationships and proven track record with current and prospective investors in our strategic capital business;

•	global experience developing and managing industrial properties;

•	well-positioned land bank; and

•	team members with experience in the land entitlement and development processes.

Customers

Our broad customer base represents a spectrum of international, national, regional and local distribution users. At December 31, 2015, in Real Estate Operations, we had more than 4,600 customers occupying 338.3 million square feet of distribution space. On an owned and managed basis, we had more than 5,200 customers occupying 614.7 million square feet of distribution space.

In Strategic Capital, we view our partners and investors as our customers. At December 31, 2015, in our private ventures, we partnered with approximately 100 investors, several of which invest in multiple ventures.

The following table details our top 25 customers at December 31, 2015 (square feet in thousands):

	Consolidated – Real Estate Operations			Owned and Managed
Top Customers	% of NER (1)	Total Occupied Square Feet	Top Customers	% of NER (1)	Total Occupied Square Feet
1. Amazon.com	4.5	11,626	1. Amazon.com	2.8	13,001
2. Home Depot	1.8	5,431	2. DHL	1.6	10,401
3. FedEx Corporation	1.5	2,686	3. Geodis	1.2	7,914
4. XPO Logistics	1.0	4,099	4. XPO Logistics	1.1	8,282
5. United States Government	1.0	645	5. Kuehne + Nagel	1.1	6,195
6. Wal-Mart Stores	0.8	2,886	6. CEVA Logistics	1.1	6,735
7. Ingram Micro	0.8	2,524	7. Home Depot	1.0	5,441
8. PepsiCo	0.7	2,618	8. FedEx Corporation	0.9	3,105
9. DHL	0.7	2,200	9. Nippon Express Group	0.6	2,665
10. Cal Cartage Company	0.6	1,325	10. Wal-Mart Stores	0.6	4,915
Top 10 Customers	13.4	36,040	Top 10 Customers	12.0	68,654
11. Best Buy	0.6	1,562	11. United States Government	0.6	1,243
12. Kimberly-Clark	0.5	2,091	12. Tesco	0.6	3,172
13. Sears	0.5	2,273	13. DB Schenker	0.6	3,786
14. Anixter	0.5	1,629	14. UPS	0.5	3,191
15. Geodis	0.5	2,004	15. Ingram Micro	0.5	3,181
16. Bayerische Motoren Werke AG (BMW)	0.5	1,503	16. Hitachi	0.5	1,907
17. UPS	0.5	1,606	17. Panalpina	0.5	2,237
18. APL	0.5	2,047	18. LG	0.4	2,567
19. Office Depot	0.4	1,592	19. PepsiCo	0.4	2,618
20. Kuehne + Nagel	0.4	1,508	20. Bayerische Motoren Werke AG (BMW)	0.4	1,991
21. Mohawk Industries	0.4	1,204	21. Samsung Electronics	0.3	2,103
22. Georgia-Pacific	0.4	1,292	22. La Poste	0.3	1,673
23. Kellogg's	0.4	1,750	23. Best Buy	0.3	1,827
24. C&S Wholesale Grocers	0.4	1,285	24. UTi	0.3	2,116
25. LG	0.4	1,333	25. Rhenus AG & CO KG	0.3	2,122
Top 25 Customers	20.3	60,719	Top 25 Customers	18.5	104,388

(1)

Net effective rent (or “NER”) is calculated using the estimated total cash to be received over the term of the lease (including base rent and expense reimbursements) divided by the lease term to determine the amount of rent and expense reimbursements received per year. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous twelve months.

Employees

The following table summarizes our global employee base at December 31, 2015:

	Number of Employees
Region	Real Estate Operations	Strategic Capital	Corporate and Support	Total
Americas	625	30	300	955
Europe	220	20	130	370
Asia	155	30	45	230
Total	1,000	80	475	1,555

We believe we have good relationships with our employees. Prologis employees are not organized under collective bargaining agreements, although some employees in Europe are represented by statutory Works Councils and as such they benefit from applicable labor agreements.

Code of Ethics and Business Conduct

We maintain a Code of Ethics and Business Conduct applicable to our board of directors (the “Board”) and all of our officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer, or other people performing similar functions. A copy of our Code of Ethics and Business Conduct is available on our website, www.prologis.com. In addition to being accessible through our website, copies of our Code of Ethics and Business Conduct can be obtained, free of charge, upon written request to Investor Relations, Pier 1, Bay 1, San Francisco, California 94111. Any amendments to or waivers of our Code of Ethics and Business Conduct that apply to the principal executive officer, the principal financial officer, or the principal accounting officer, or other people performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website.

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Item 1A. Risk Factors and Note 17 to the Consolidated Financial Statements in Item 8.

Insurance Coverage

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage typically includes property damage and rental loss insurance resulting from such perils as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self-insurance and a wholly-owned captive insurance entity. The costs to insure our properties are primarily covered through reimbursements from our customers. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. See further discussion in Item 1A. Risk Factors.

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our business and financial condition, including but not limited to, our financial position, results of operations, cash flow, ability to make distributions and payments to security holders and the market value of our securities. These risks relate to our consolidated company as well as our investments in unconsolidated entities and include among others, (i) general risks; (ii) risks related to our business; (iii) risks related to financing and capital and (iv) income tax risks.

General Risks

As a global company, we are subject to social, political and economic risks of doing business in many countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2015, we generated approximately $335.3 million or 15.3% of our revenue from operations outside the U.S. Circumstances and developments related to international operations that could negatively affect us include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain regions, including differing employment practices and labor issues;

•	local businesses and cultural factors that differ from our usual standards and practices;

•	volatility in currencies and currency restrictions, which may prevent the transfer of capital and profits to the U.S.;

•

challenges in establishing effective controls and procedures to regulate operations in different regions and to monitor compliance with applicable regulations, such as the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other similar laws;

•	unexpected changes in regulatory requirements, tax and other laws;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	political instability, uncertainty over property rights, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities;

•	foreign ownership restrictions in operations with the respective countries; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

In addition, we may be impacted by the ability of our non-U.S. subsidiaries to dividend or otherwise transfer cash among our subsidiaries, including transfers of cash to pay interest and principal on our debt, due to currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other factors.

Disruptions in the global capital and credit markets may adversely affect our operating results and financial condition.

To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect (i) the value of our properties; (ii) the availability or the terms of financing that we have or may anticipate utilizing; (iii) our ability to make principal and interest payments on, or refinance any outstanding debt when due; and (iv) the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. Disruptions in the capital and credit markets may also adversely affect our ability to make distributions and payments to our security holders and the market price of our securities.

Our business and operations could suffer in the event of system failures or cyber security attacks.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Risks associated with our dependence on key personnel.

We depend on the deep industry knowledge and the efforts of our executive officers and other key employees. From time to time, our personnel and their roles may change. While we believe that we are able to retain our key talent and find suitable employees to meet our personnel needs, the loss of key personnel, any change in their roles or the limitation of their availability could adversely affect our business. If we are unable to continue to attract and retain our executive officers, or if compensation costs required to attract and retain key employees become more expensive, our performance and competitive position could be materially adversely affected.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements or restatements of our financial statements or a decline in the price of our securities.

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.

We pursue growth opportunities in international markets where the U.S. dollar is not the functional currency. At December 31, 2015, approximately $6.3 billion or 20.1% of our total assets are invested in a currency other than the U.S. dollar, primarily the British pound sterling, euro and Japanese yen. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, in particular, our U.S. dollar reported financial position and results of operations and debt covenant ratios. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

Our hedging of foreign currency and interest rate risk may not effectively limit our exposure to other risks.

Hedging arrangements involve risks, such as the risk of fluctuation in the relative value of the foreign currency or interest rates and the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle such arrangements could be significant depending on the stability and movement of the hedged foreign currency or the size of the underlying financing and the applicable interest rates at the time of the breakage. The failure to hedge effectively against exchange rate changes or interest rate changes may adversely affect our business.

Compliance or failure to comply with regulatory requirements could result in substantial costs.

We are required to comply with many regulations in different countries, including (but not limited to) the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and similar laws and regulations. Our properties are also subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire and life-safety requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. If we are required to make unanticipated expenditures to comply with these regulations we may be adversely affected.

Risks Related to our Business

Real estate investments are not as liquid as certain other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as certain other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. Significant expenditures associated with real estate investments, such as secured mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. As a REIT, under the Internal Revenue Code, we are only able to hold property for sale in the ordinary course of business through taxable REIT subsidiaries in order to not incur punitive taxation on any tax gain from the sale of such property. We may dispose of certain properties that have been held for investment to generate liquidity. If we do not satisfy certain safe harbors or we believe there is too much risk of incurring the punitive tax on any tax gain from the sale, we may not pursue such sales.

We may decide to sell properties to certain of our unconsolidated co-investment ventures or third parties to generate proceeds to fund our capital deployment activities. Our ability to sell properties on advantageous terms is affected by: (i) competition from other owners of properties that are trying to dispose of their properties; (ii) market conditions, including the capitalization rates applicable to our properties; and (iii) other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or at all. The unconsolidated co-investment venture or third party who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions could be delayed.

If we do not have sufficient cash available to us through our operations, sales or contributions of properties or available credit facilities to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not they otherwise meet our strategic objectives to keep in the long term, at less than optimal terms, incurring debt, entering into leases with new customers at lower rental rates or less than optimal terms or entering into lease renewals with our existing customers without an increase in rental rates. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us. Additionally, taking such measures to increase our liquidity may adversely affect our business, and in particular, our distributable cash flow and debt covenants.

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

At December 31, 2015, approximately 31.9% of our consolidated operating properties or $7.7 billion (based on gross book value, or investment before depreciation) are located in California, which represented 25.1% of the aggregate square footage of our operating properties and 31.0% of our net operating income. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our business.

In addition to California, we also have significant holdings (defined as more than 3.0% of total investment before depreciation) in operating properties in certain global and regional markets located in Atlanta, Central and Eastern Pennsylvania, Chicago, Dallas/Fort Worth, New Jersey/New York City, and South Florida. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our overall business.

In addition, our owned and managed portfolio, including the unconsolidated co-investment ventures in which we invest, has concentrations of properties in the same markets mentioned above, as well as in markets in France, Germany, Japan, Mexico and the United Kingdom, and are subject to the economic conditions in those markets.

A number of our investments, both wholly-owned and owned through co-investment ventures, are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. International properties located in active seismic areas include Japan and Mexico. We generally carry earthquake insurance on our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles, if we believe it is commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and in some specific instances have elected to self-insure our earthquake exposure based on this analysis. We have elected not to carry earthquake insurance for our assets in Japan based on this analysis.

Furthermore, a number of our properties are located in areas that are known to be subject to hurricane or flood risk. We carry hurricane and flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles, if we believe it is commercially reasonable. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

Investments in real estate properties are subject to risks that could adversely affect our business.

Investments in real estate properties are subject to varying degrees of risk. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our asset management capabilities, these risks cannot be eliminated. Factors that may affect real estate values include:

•

local conditions, such as a reduction in demand for distribution space in an area due to oversupply and obsolescence, such as changes in technology, may impact the supply chain for ourselves and our customers;

•	the attractiveness of our properties to potential customers and competition from other available properties;

•	increasing costs of maintaining, insuring, renovating and making improvements to our properties;

•	our ability to rehabilitate and reposition our properties due to changes in the business needs of our customers;

•	our ability to control rents and variable operating costs; and

•	governmental regulations and the associated potential liability under, and changes in, environmental, zoning, usage, tax and other laws.

We may be unable to lease vacant space or renew leases or re-lease space on favorable terms as leases expire.

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. We are also subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing customers, the space may not be re-leased to new customers or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. Our competitors may offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge to retain customers when our customers’ leases expire. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

We may acquire properties, which involves risks that could adversely affect our business and financial condition.

We have acquired properties and will continue to acquire properties, both through the direct acquisition of real estate and through the acquisition of entities that own the real estate and through additional investments in co-investment ventures that acquire properties. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. When we acquire properties, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. Additionally, there is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities. The acquired properties or entities may be subject to liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on ownership of any of these entities or properties, then we may have to pay substantial sums to settle it.

Our real estate development strategies may not be successful.

Our real estate development strategy is focused on monetizing land in the future through sales to third parties, development of industrial properties to hold for long-term investment or contribution or sale to a co-investment venture or third party, depending on market conditions, our liquidity needs and other factors. We may increase our investment in the development, renovation and redevelopment business and we expect to complete the build-out and leasing of our current development portfolio. We may also develop, renovate and redevelop properties within existing or newly formed co-investment ventures. The real estate development, renovation and redevelopment business includes the following significant risks:

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may explore development opportunities that may be abandoned and the related investment impaired;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•

we may have construction costs, total investment amounts and our share of remaining funding that exceed our estimates and projects may not be completed, delivered or stabilized as planned due to defects or other issues;

•	we may not be able to attract third-party investment in new development co-investment ventures or sufficient customer demand for our product;

•	we may have properties that perform below anticipated levels, producing cash flow below budgeted amounts;

•	we may seek to sell certain land parcels and not be able to find a third party to acquire such land or the sales price will not allow us to recover our investment, resulting in impairment charges;

•	we may not be able to lease properties we develop on favorable terms or at all;

•	we may not be able to capture the anticipated enhanced value created by our value-added properties on expected timetables or at all;

•	we may experience delays (temporary or permanent) if there is public or government opposition to our activities; and

•

we may have substantial renovation, new development and redevelopment activities, regardless of their ultimate success, that require a significant amount of management’s time and attention, diverting their attention from our day-to-day operations.

We are subject to risks and liabilities in connection with forming co-investment ventures, investing in new or existing co-investment ventures, attracting third-party investment and investing in and managing properties through co-investment ventures.

At December 31, 2015, we had investments in real estate containing approximately 393 million square feet held through co-investment ventures, both public and private. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.

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

We generally seek to maintain sufficient influence over our co-investment ventures to permit us to achieve our business objectives; however, we may not be able to continue to do so indefinitely. We have formed publicly traded investment vehicles, such as NPR and FIBRA Prologis, for which we serve as sponsor or manager. We have contributed, and may continue to contribute, assets into such vehicles. There is a risk that our managerial relationship may be terminated.

We are exposed to various environmental risks, including the potential impacts of future climate change, which may result in unanticipated losses that could affect our business and financial condition.

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

In addition, some of our properties are leased or have been leased, in part, to owners and operators of businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances, creating a potential for the release of such hazardous or toxic substances. Furthermore, certain of our properties are on, adjacent to or near other properties that have contained or currently contain petroleum products or other hazardous or toxic substances, or upon which others have engaged, are engaged or may engage in activities that may release such hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions for which we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In connection with certain divested properties, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

We are also exposed to potential physical risks from possible future changes in climate. Our distribution facilities may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. We do not currently consider ourselves to be exposed to regulatory risks related to climate change, as our operations generally do not emit a significant amount of greenhouse gases. However, we may be adversely impacted as a real estate developer in the future by potential impacts to the supply chain or stricter energy efficiency standards for buildings. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral, and this may have an adverse effect on our business and financial condition, and in particular, our distributable cash flow.

Our insurance coverage does not include all potential losses.

We and our unconsolidated co-investment ventures carry insurance coverage including property damage and rental loss insurance resulting from certain perils such as fire and additional perils as covered under an extended coverage policy, namely windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our unconsolidated co-investment ventures are adequately insured. Certain losses, however, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, generally are not insured against or generally are not fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and future revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

Furthermore, we cannot be sure that the insurance companies will be able to continue to offer products with sufficient coverage at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds insured limits with respect to one or more of our properties or if the insurance companies fail to meet their coverage commitments to us in the event of an insured loss, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Any such losses or higher insurance costs could adversely affect our business.

Risks Related to Financing and Capital

We may be unable to refinance our debt or our cash flow may be insufficient to make required debt payments.

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our business and financial condition will be negatively impacted and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our credit facilities and certain other debt bears interest at variable rates. Increases in interest rates would increase our interest expense under these agreements.

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our credit facilities, the indentures under which our senior notes are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility to run our business, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business and financial condition generally and, in particular, the amount of our distributable cash flow could be adversely affected.

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our senior unsecured notes and preferred stock are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our credit facilities and other debt instruments. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity.

At December 31, 2015, our credit ratings were Baa1 from Moody’s and BBB+ from S&P, both with outlook stable. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

We depend on external sources of capital.

To qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we may be subject to tax to the extent our taxable income is not fully distributed. Historically, we have satisfied these distribution requirements by making cash distributions to our stockholders, but we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. For distributions with respect to taxable years that ended on or before December 31, 2015, and in some cases declared as late as December 31, 2016, a REIT can satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock if certain conditions are met. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Furthermore, to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.

Our stockholders may experience dilution if we issue additional common stock or units in the Operating Partnership.

Any additional future issuance of common stock or operating partnership units will reduce the percentage of our common stock and units owned by investors. In most circumstances, stockholders and unitholders will not be entitled to vote on whether or not we issue additional common stock or units. In addition, depending on the terms and pricing of any additional offering of our common stock or units and the value of the properties, our stockholders and unitholders may experience dilution in both book value and fair value of their common stock or units.

Income Tax Risks

The failure of Prologis, Inc. to qualify as a REIT would have serious adverse consequences.

Prologis, Inc. elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 1997. We believe we have operated Prologis, Inc. to qualify as a REIT under the Internal Revenue Code and believe that the current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable Prologis, Inc. to continue to qualify as a REIT. However, it is possible that we are organized or have operated in a manner that would not allow Prologis, Inc. to qualify as a REIT, or that our future operations could cause Prologis, Inc. to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some annually and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT, Prologis, Inc. must derive at least 95% of its gross income in any year from qualifying sources. In addition, Prologis, Inc. must pay dividends to its stockholders aggregating annually at least 90% of its taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a REIT are more complicated for Prologis, Inc. because we hold assets through the Operating Partnership.

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

Furthermore, we own a direct or indirect interest in certain subsidiary REITs that elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT gross income tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to U.S. federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT would have an adverse effect on the ability of Prologis, Inc. to comply with the REIT income and asset tests, and thus its ability to qualify as a REIT.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. and foreign income tax laws applicable to investments in real estate, REITs, similar entities and investments. Additional changes are likely to continue to occur in the future, both in and outside of the U.S. and may impact our taxation or that of our stockholders.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Geographic Distribution

We are invested in real estate properties that are predominately industrial properties. Our properties are typically used for distribution, storage, packaging, assembly and light manufacturing of consumer and industrial products. The vast majority of our operating properties are used by our customers for bulk distribution.

We manage our business on an owned and managed basis whether a property is wholly owned by us or owned by one of our co-investment ventures. We believe that the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated portfolio and therefore allow us to make business decisions based on the property operations versus our ownership. As such, we have included operating property information for Real Estate Operations and our owned and managed portfolio. The owned and managed portfolio includes the properties we consolidate and the properties owned by our unconsolidated co-investment ventures reflected at 100% of the ventures, not our proportionate share.

Included in Real Estate Operations are 628 buildings owned primarily by two co-investment ventures that we consolidate but of which we own less than 100% of the equity. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2015, or generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2015.

Dollars and square feet in the following tables are in thousands:

	Consolidated – Real Estate Operations			Owned and Managed
Operating properties	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
Global Markets – Americas:
United States:
Atlanta	16,230	$722,676	$132,507	18,114	$831,839
Baltimore/Washington D.C.	6,101	539,482	80,705	8,208	723,546
Central Valley California	10,093	551,860	44,168	10,640	580,839
Central and Eastern Pennsylvania	16,243	1,017,318	55,708	16,243	1,017,318
Chicago	38,455	2,300,227	235,910	44,670	2,779,501
Dallas/Fort Worth	21,481	1,103,577	244,606	25,171	1,381,382
Houston	8,862	511,306	70,604	12,661	820,736
New Jersey/New York City	28,691	2,765,626	360,750	33,213	3,359,465
San Francisco Bay Area	16,172	1,671,409	46,876	19,836	2,033,053
Seattle	7,126	672,340	52,775	14,228	1,364,780
South Florida	10,996	1,161,357	129,286	14,700	1,500,384
Southern California	58,537	5,453,129	542,791	69,493	6,586,265
Canada	7,751	589,494	140,449	7,751	589,494
Mexico:
Guadalajara	291	16,759	-	5,897	315,366
Mexico City	308	17,204	-	11,476	799,521
Monterrey	-	-	-	3,915	236,275
Brazil	-	-	-	6,705	360,697
Regional Markets – Americas:
United States:
Austin	2,313	154,594	34,945	2,313	154,594
Charlotte	2,527	117,130	30,124	2,527	117,130
Cincinnati	5,899	250,696	68,686	5,899	250,696
Columbus	7,793	278,382	55,663	7,793	278,382
Denver	5,286	314,169	50,654	5,286	314,169
Indianapolis	5,321	238,137	58,497	5,321	238,137
Las Vegas	6,088	419,074	28,124	6,088	419,074
Louisville	6,108	314,272	-	6,108	314,272
Memphis	3,360	121,054	3,391	3,360	121,054
Nashville	5,189	203,193	60,944	5,189	203,193
Orlando	3,770	251,982	18,327	4,176	279,014
Phoenix	2,137	116,775	12,560	2,137	116,775
Portland	2,896	216,283	50,965	2,896	216,283
Reno	4,678	230,734	35,735	4,678	230,734
San Antonio	5,462	250,555	49,840	5,462	250,555
Mexico:
Juarez	-	-	-	3,106	137,501
Reynosa	163	7,491	-	4,548	214,931
Tijuana	-	-	-	4,217	206,873
Other Markets – United States	2,885	195,884	-	3,261	242,427
Subtotal Americas	319,212	22,774,169	2,695,590	407,286	29,586,255
Global Markets – Europe:
Belgium	439	28,914	-	2,499	161,424
Czech Republic	752	39,028	-	9,683	578,923
France	1,766	77,928	-	34,636	2,263,133
Germany	681	32,873	-	21,266	1,560,515
Italy	1,277	69,230	-	9,801	509,152
Netherlands	-	-	-	16,202	1,198,617
Poland	1,665	63,616	-	23,794	1,322,646
Spain	449	36,120	-	8,658	563,436
United Kingdom	950	98,786	-	22,591	3,118,419
Regional Markets – Europe:
Hungary	-	-	-	6,312	339,076
Slovakia	287	14,043	-	5,151	299,549
Sweden	806	47,611	-	4,255	318,760
Other Markets – Europe	115	8,947	-	115	8,947
Subtotal Europe	9,187	517,096	-	164,963	12,242,597
Global Markets – Asia:
China	2,324	74,210	-	10,634	499,884
Japan	2,646	324,128	118,779	23,553	3,696,737
Singapore	959	131,134	-	959	131,134
Subtotal Asia	5,929	529,472	118,779	35,146	4,327,755
Total operating portfolio (2)	334,328	23,820,737	2,814,369	607,395	46,156,607
Value-added properties	3,930	260,275	32,176	7,341	443,171
Total operating properties	338,258	$24,081,012	$2,846,545	614,736	$46,599,778

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Region	Acres	Estimated Build Out Potential (sq. ft.) (3)	Current Investment	Rentable Square Footage	TEI (4)
Global Markets – Americas:
United States:
Atlanta	232	3,271	$12,742	-	$-
Baltimore/Washington D.C.	39	400	1,568	-	-
Central Valley California	1,178	23,312	82,109	1,405	94,544
Central and Eastern Pennsylvania	309	3,941	39,763	1,514	92,322
Chicago	470	8,896	26,521	277	19,303
Dallas/Fort Worth	238	4,111	31,447	3,492	214,445
Houston	78	1,427	10,991	213	16,710
New Jersey/New York City	164	2,417	64,031	1,219	161,895
San Francisco Bay Area	-	-	-	1,155	134,234
South Florida	306	5,914	152,797	-	-
Southern California	269	5,476	79,729	1,792	178,150
Canada	184	3,292	46,967	483	37,777
Mexico:
Guadalajara	45	918	11,430	-	-
Mexico City	262	4,950	124,351	1,328	93,352
Monterrey	166	2,622	31,626	-	-
Regional Markets – Americas:
United States:
Charlotte	7	103	739	205	12,095
Cincinnati	-	-	-	520	23,959
Columbus	25	450	1,760	855	79,116
Denver	11	196	2,212	252	19,386
Indianapolis	13	231	981	-	-
Las Vegas	58	1,199	9,594	608	49,427
Memphis	145	2,482	7,296	-	-
Nashville	-	-	-	299	19,246
Orlando	48	702	12,055	421	33,235
Phoenix	56	1,018	4,840	-	-
Portland	2	33	61	-	-
Reno	108	1,781	4,663	567	39,536
San Antonio	-	-	-	306	17,797
Mexico:
Juarez	124	2,442	12,675	461	25,865
Reynosa	194	3,422	12,144	127	7,004
Tijuana	34	626	5,723	-	-
Other Markets – United States	373	5,611	24,331	-	-
Subtotal Americas	5,138	91,243	815,146	17,499	1,369,398
Global Markets – Europe:
Belgium	27	526	8,744	-	-
Czech Republic	226	3,713	41,275	627	35,708
France	381	7,115	66,475	1,467	85,590
Germany	65	1,308	16,433	1,990	135,992
Italy	91	2,450	20,813	-	-
Netherlands	46	1,538	28,678	1,075	79,375
Poland	599	11,645	64,175	669	33,231
Spain	100	2,021	19,336	-	-
United Kingdom	259	4,372	122,578	1,434	229,158
Regional Markets – Europe:
Hungary	330	5,604	31,624	88	3,694
Slovakia	67	1,413	10,251	274	14,825
Subtotal Europe	2,191	41,705	430,382	7,624	617,573
Global Markets – Asia:
China	18	172	5,617	-	-
Japan	57	2,597	108,649	7,109	948,555
Subtotal Asia	75	2,769	114,266	7,109	948,555
Total land and development portfolio	7,404	135,717	$1,359,794	32,232	$2,935,526

(1)

Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds at December 31, 2015. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $76.2 million of encumbrances related to other real estate properties not included in Real Estate Operations. See Schedule III – Real Estate and Accumulated Depreciation to the Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(2)

Included in our operating portfolio are properties that we consider to be held for contribution and are presented as Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our owned and managed operating portfolio.

(3)	Represents the estimated finished square feet available for rent upon development of an industrial building on existing parcels of land included in this table.

(4)

Represents the TEI when the property under development is completed and leased. This includes the cost of land and development and leasing costs. At December 31, 2015, 64% of the properties under development in the development portfolio were expected to be complete by December 31, 2016, and 36% of the properties in the development portfolio were already completed but not yet stabilized.

The following table summarizes our investment in consolidated real estate properties at December 31, 2015 (in thousands):

Investment Before Depreciation
Industrial operating properties	$23,735,745
Development portfolio, including cost of land (book value)	1,872,903
Land	1,359,794
Other real estate investments (1)	552,926
Total consolidated real estate properties	$27,521,368

(1)

Included in other real estate investments are: (i) certain non-industrial real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) infrastructure costs related to projects we are developing on behalf of others; (v) earnest money deposits associated with potential acquisitions and (vi) costs related to future development projects, including purchase options on land.

Lease Expirations

We generally lease our properties on a long-term basis (with a weighted average lease term of six years). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2015, without giving effect to the exercise of renewal options or termination rights, if any (dollars and square feet in thousands):

			NER
	Number of Leases	Occupied Square Feet	Dollars	Percent of Total	Dollars Per Square Foot
2016	936	43,424	$190,025	12.2%	$4.42
2017	1,037	61,727	275,698	17.8%	4.48
2018	884	54,531	262,764	16.9%	4.83
2019	567	40,040	191,063	12.3%	4.80
2020	525	30,860	159,540	10.3%	5.20
2021	289	29,746	138,775	8.9%	4.77
2022	125	14,495	67,487	4.3%	4.68
2023	70	7,522	41,400	2.7%	5.50
2024	52	7,335	44,148	2.8%	6.09
2025	61	11,808	68,310	4.4%	5.79
Thereafter	90	17,417	115,147	7.4%	6.61
	4,636	318,905	$1,554,357	100%	$4.90
Month to month	188	5,765
Total	4,824	324,670

Co-Investment Ventures

Included in our owned and managed portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily industrial properties that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The following table summarizes our consolidated and unconsolidated co-investment ventures, and represents 100% of the ventures, not our proportionate share, at December 31, 2015 (in thousands):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Ventures
Americas:
Prologis U.S. Logistics Venture	72,733	6,155,605	69,194	55,676
Prologis North American Industrial Fund	43,577	2,569,330	-	-
Totals	116,310	$8,724,935	$69,194	$55,676

Unconsolidated Co-Investment Ventures
Americas:
Prologis Targeted U.S. Logistics Fund	49,935	4,669,237	-	-
FIBRA Prologis	32,396	1,869,013	2,435	12,954
Prologis Brazil Logistics Partners Fund I (“Brazil Fund”) and related joint ventures (1)	6,705	360,697	104,700	174,913
Subtotal Americas	89,036	6,898,947	107,135	187,867
Europe:
Prologis Targeted Europe Logistics Fund	21,830	2,212,909	1,739	-
Prologis European Properties Fund II	70,577	5,166,146	1,127	52,469
Europe Logistics Venture 1	5,623	386,691	-	-
Prologis European Logistics Partners Sàrl	60,195	4,055,790	12,251	6,145
Subtotal Europe	158,225	11,821,536	15,117	58,614
Asia:
Nippon Prologis REIT	20,907	3,372,609	-	-
Prologis China Logistics Venture	8,310	425,674	84,557	582,157
Subtotal Asia	29,217	3,798,283	84,557	582,157
Totals	276,478	$22,518,766	$206,809	$828,638

(1)

We have a 50% ownerships interest in and consolidate an entity that in turn owns 50% of several entities that we account for on the equity method. Also, we have additional investments in other unconsolidated entities in Brazil that we account for on the equity method with various ownership interests ranging from 5 to 50%.

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

	High	Low	Dividends
2015
First Quarter	$47.56	$41.15	$0.36
Second Quarter	44.48	37.03	0.36
Third Quarter	42.49	36.26	0.40
Fourth Quarter	43.69	38.66	0.40
2014
First Quarter	$42.10	$36.33	$0.33
Second Quarter	42.66	39.72	0.33
Third Quarter	42.38	37.28	0.33
Fourth Quarter	44.05	37.12	0.33

Our future common stock dividends, if and as declared, may vary and will be determined by the Board upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and these dividends, if and as declared, may be adjusted at the discretion of the Board during the year.

On February 12, 2016, we had approximately 524,774,000 shares of common stock outstanding, which were held of record by approximately 4,940 stockholders.

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2010, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2010, to December 31, 2015. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2010, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Preferred Stock Dividends

At December 31, 2015, and 2014, we had one series of preferred stock outstanding – the “Series Q preferred stock.” Dividends payable per share were $4.27 for the years ended December 31, 2015, and 2014.

For more information regarding dividends, see Note 10 to the Consolidated Financial Statements in Item 8.

Sales of Unregistered Securities

During the fourth quarter of 2015, we issued common units and Class A Units of the Operating Partnership (see Note 11 to the Consolidated Financial Statements in Item 8). The issuance of common units and Class A Units was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 10 and 13 to the Consolidated Financial Statements in Item 8.

Other Stockholder Matters

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2016 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. Selected Financial Data

The following table summarizes selected financial data related to our historical financial condition and results of operations for both Prologis, Inc. and the Operating Partnership (in millions, except for per share and unit amounts):

	Years Ended December 31,
	2015	2014	2013	2012	2011 (1)
Operating Data:
Total revenues	$2,197	$1,761	$1,750	$1,961	$1,422
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net of impairment charges	$759	$726	$715	$72	$26
Consolidated net earnings (loss)	$926	$739	$230	$(106)	$(275)
Net earnings (loss) per share attributable to common stockholders and unitholders – Basic:
Continuing operations (2)	$1.66	$1.25	$0.40	$(0.35)	$(0.83)
Discontinued operations (2) (3)	$-	$-	$0.25	$0.17	$0.32
Net earnings (loss) per share attributable to common stockholders and unitholders – Basic	$1.66	$1.25	$0.65	$(0.18)	$(0.51)
Net earnings (loss) per share attributable to common stockholders and unitholders – Diluted:
Continuing operations	$1.64	$1.24	$0.39	$(0.34)	$(0.82)
Discontinued operations (3)	$-	$-	$0.25	$0.16	$0.31
Net earnings (loss) per share attributable to common stockholders and unitholders – Diluted	$1.64	$1.24	$0.64	$(0.18)	$(0.51)
Dividends per common share and distributions per common unit	$1.52	$1.32	$1.12	$1.12	$1.06
Balance Sheet Data:
Total assets (4)	$31,395	$25,775	$24,534	$27,268	$27,676
Total debt (4)	$11,627	$9,337	$8,973	$11,749	$11,334
FFO (5):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common shares	$863	$622	$315	$(81)	$(188)
Total NAREIT defined adjustments	461	299	504	633	660
Total our defined adjustments	(15)	(33)	36	-	(60)
FFO, as defined by Prologis (5)	$1,309	$888	$855	$552	$412
Total core defined adjustments	(128)	65	(42)	262	182
Core FFO (5)	$1,181	$953	$813	$814	$594

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

(2)

For 2015, 2014 and 2013, the amounts for the Operating Partnership were the same as Prologis, Inc. Net earnings (loss) attributable to common unitholders for the Operating Partnership was $(0.34) and $0.16 for continuing operations and discontinued operations, respectively, in 2012, and was $(0.82) and $0.31 for continuing operations and discontinued operations, respectively, in 2011.

(3)

In 2014, the accounting standard changed for classifying and reporting discontinued operations and as such, none of our dispositions in 2015 or 2014 met the qualifications to be reported as discontinued operations.

(4)

In 2015, we early adopted an accounting standard that required the presentation of debt issuance costs in the balance sheet to be shown as a deduction from the carrying amount of the related debt liability rather than as a deferred charge included in assets and we began presenting debt issuance costs in the Consolidated Balance Sheets as a deduction from the carrying amount of the related debt liability. At December 31, 2015, we have $52.3 million of unamortized debt issuance costs included in Debt in the Consolidated Balance Sheets. This adoption resulted in the reclassification of $43.2 million, $37.7 million, $42.4 million and $47.6 million of unamortized debt issuance costs for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

(5)

FFO; FFO, as defined by Prologis and Core FFO are not determined in accordance with United States generally accepted accounting principles (“GAAP”) and are measures commonly used in the real estate industry. See below for our definition of FFO and a complete reconciliation to net earnings in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this report and the matters described under Item 1A. Risk Factors.

Management’s Overview

We believe the scale and quality of our operating platform, the skills of our team and the strength of our balance sheet gives us unique competitive advantages. Our plan to grow revenue, earnings, net operating income (“NOI”), cash flows and Core FFO (see below for definition of Core FFO and a complete reconciliation to net earnings) is based on the following:

•

Rising Rents. Market rents are increasing across many of our markets. We expect rent growth to continue as demand for logistics facilities is strong in many markets across the globe. Because many of our leases originated during low rent periods following the global financial crisis, in-place leases have room for growth, which translates into increased earnings, NOI and cash flow both on a consolidated basis and through the amounts we recognize from our unconsolidated co-investment ventures based on our ownership share. We had positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) on our owned and managed operating portfolio every quarter for the last three years. We had quarterly increases from 9.5% to 14.4% during 2015.

•

Value Creation from Development. We believe a successful development program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of more than 154 million additional square feet of industrial space. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward through development of our strategic land and dispositions of nonstrategic land. During 2015, in our owned and managed portfolio, we stabilized development projects with a TEI of $1.8 billion. Post stabilization, we estimate the value of these buildings will be approximately 32% more than their book value or the cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models).

•

Economies of Scale from Growth in Assets Under Management. We believe we have the infrastructure that will allow us to increase our investments in real estate, with minimal increases to general and administrative (“G&A”) expenses. During 2015, our owned and managed real estate assets increased through the acquisition of 73.7 million square feet of operating properties, principally through the acquisition of the real estate portfolio of KTR Capital Partners and its affiliates (“KTR”). We completed and integrated this acquisition with minimal increases in gross overhead that were related to property management functions.

Summary of 2015

During the year ended December 31, 2015, we completed the following activities as further described in the Consolidated Financial Statements:

•

In May, we acquired the real estate assets and operating platform of KTR. The portfolio consisted of 315 operating properties aggregating 59 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated build out of 6.8 million square feet. The total assets were valued at $5.8 billion. The properties were acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture (“USLV”), of which we own 55%. The acquisition was funded through cash, the assumption of debt and the issuance of 4.5 million common limited partnership units in the Operating Partnership.

•

In connection with an acquisition of a portfolio of properties in October, we issued 9.1 million units in the Operating Partnership, which included 8.9 million units of a new class of common limited partnership units in the Operating Partnership designated as Class A convertible common limited partnership units (“Class A Units”) in connection with an acquisition, for a total value of $371.6 million.

•

We issued $1.5 billion in senior notes, entered into $1.8 billion unsecured senior term loans and repurchased and tendered several series of senior notes for $0.7 billion. See further discussion on these transactions and other debt activity in the Liquidity and Capital Resources section below.

•

We generated net proceeds of $3.2 billion and net gains of $758.9 million from the contribution and disposition of real estate investments. The gains were driven by dispositions to third parties of $609.9 million, primarily in the United States, and property contributions of $149.0 million, primarily in Europe.

•	In March, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of common stock of the Parent and $0.2 million of their notes for cash.

We had significant development activity and strong operating metrics in 2015. See below, in Our Owned and Managed Portfolio section, for details of our development and operating activity.

Results of Operations

Real Estate Operations

This operating segment includes rental revenue and rental expense recognized from our consolidated operating properties. We had significant real estate activity during 2015 and 2014 that impacted the size of our consolidated portfolio. The 2015 results include approximately seven months of NOI from the properties acquired in the KTR acquisition (see Note 3 to the Consolidated Financial Statements for further detail on this transaction). The operating fundamentals in the markets in which we operate have been improving, which has positively affected both the occupancy and rental rates we have experienced and also has fueled development activity. This operating segment also includes revenue from land we own and lease to customers and development management and other revenue, net of acquisition, disposition and land holding costs.

Real Estate Operations NOI for the years ended December 31 was as follows (dollars in millions):

	2015	2014	2013
Rental and other revenues	$1,549.6	$1,192.2	$1,239.5
Rental recoveries	437.1	348.7	331.5
Rental and other expenses	(609.9)	(454.2)	(478.9)
Real Estate Operations – NOI	$1,376.8	$1,086.7	$1,092.1

Operating margin	69.3%	70.5%	69.5%

Average occupancy	95.3%	94.5%	93.6%

Detail of our consolidated operating properties for the years ended December 31 was as follows (square feet in millions):

	2015	2014	2013
Number of properties	1,886	1,607	1,610
Square feet	338.3	282.3	267.1
Percentage occupied	96.4%	96.3%	94.9%

The following were the key drivers of Real Estate Operations NOI:

•

Capital deployment activity within the portfolio, which included acquisitions, development stabilizations, contributions to co-investment ventures and dispositions to third parties, affected NOI as follows:

2015 as compared with 2014 ($236.9 million net increase)

o	KTR acquisition during the second quarter of 2015:
▪	$175.7 million increase from property operations,
▪	$24.7 million decrease from acquisition costs associated with the transaction,
▪	approximately 45% of all KTR activity is offset in Less Net Earnings Attributable to Noncontrolling Interests in the Consolidated Statements of Income attributable to our venture partner’s share;
o

consolidation of Prologis North American Industrial Fund (“NAIF”) during the fourth quarter of 2014: $153.1 million increase; of which approximately 34% of all activity is offset in Less Net Earnings Attributable to Noncontrolling Interests;

o	other acquisitions and development activity: $53.3 million increase;
o	contribution activity: $56.4 million decrease;
o	disposition activity: $41.8 million decrease; and
o	$22.3 million decrease from increased acquisition costs, excluding KTR.

2014 as compared with 2013 ($63.7 million net decrease)

o	acquisitions and development activity: $84.8 million increase;
o	consolidation of NAIF: $35.8 million increase;
o	contribution activity: $140.3 million decrease; and
o	disposition activity: $44.0 million decrease.

•

NOI increased due to an increase in average occupancy in our operating properties of 80 basis points in 2015 from 2014 and 90 basis points in 2014 from 2013. The KTR properties were 89.2% occupied at the time of the acquisition, which decreased our average and period-end occupancy slightly.

•

We leased a total of 94.7 million square feet, or 29.7% of our average portfolio; 72.9 million square feet, or 27.5% of our average portfolio and 87.6 million square feet, or 32.1% of our average portfolio; during 2015, 2014 and 2013, respectively.

•

We recognize changes in rental revenue from contractual rent increases on existing leases. We recognize the total rental revenue under the lease on a straight-line basis over the term of the lease which includes all known contractual changes. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling; therefore, any rent increase will impact the rental revenue we recognize.

•

We experienced an increase in rental rates on the turnover of existing leases every quarter since 2012 that has resulted in higher average rental rates in our portfolio and increased rental revenue and NOI as those leases commenced.

•

Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental revenue and rental expenses, were 80.5%, 81.0% and 73.4% of total rental expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

•

We adopted a new accounting standard, effective January 1, 2014, that changed the criteria for classifying and reporting discontinued operations. The results of the third-party dispositions remained in continuing operations in 2015 and 2014, whereas in 2013, the results were reclassified to discontinued operations and not included in Real Estate Operations.

Strategic Capital

This operating segment includes revenue from fees and promotes earned for services performed for our unconsolidated co-investment ventures. This revenue is reduced generally by the direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owned by the ventures. Revenue associated with the Strategic Capital segment fluctuates because of the size of co-investment ventures under management, the transactional activity in the venture and the timing of promotes.

Strategic Capital NOI for the years ended December 31 was as follows (in millions):

	2015	2014	2013
Americas:
Asset management and other fees	$50.8	$51.5	$52.0
Leasing commissions, acquisition and other transaction fees	10.9	12.3	14.1
Promotes	-	31.3	6.4
Strategic capital expenses (1)	(47.5)	(53.1)	(53.7)
Subtotal Americas	14.2	42.0	18.8
Europe:
Asset management and other fees	71.3	70.5	53.2
Leasing commissions, acquisition and other transaction fees	12.0	16.0	10.6
Promotes	29.5	-	-
Strategic capital expenses	(26.1)	(29.2)	(22.5)
Subtotal Europe	86.7	57.3	41.3
Asia:
Asset management and other fees	31.8	32.3	29.9
Leasing commissions, acquisition and other transaction fees	4.1	5.9	13.3
Strategic capital expenses	(14.9)	(14.1)	(13.1)
Subtotal Asia	21.0	24.1	30.1
Strategic Capital – NOI	$121.9	$123.4	$90.2

(1)	Strategic Capital expenses for the Americas include employees who are employed in an office in the Americas who may also support other regions.

The following assets under management were held through our unconsolidated co-investment ventures at December 31 (dollars and square feet in millions):

	2015	2014	2013
Americas:
Number of ventures	3	3	4
Square feet	89.0	87.1	108.5
Total assets	$6,890	$7,056	$8,004
Europe:
Number of ventures	4	4	4
Square feet	158.3	147.4	132.9
Total assets	$11,343	$11,440	$11,800
Asia:
Number of ventures	2	2	2
Square feet	29.2	26.2	22.9
Total assets	$4,320	$4,120	$4,014
Total:
Number of ventures	9	9	10
Square feet	276.5	260.7	264.3
Total assets	$22,553	$22,616	$23,818

The following were the key drivers of Strategic Capital NOI:

•	We contributed 31, 126 and 254 properties to several co-investment ventures during 2015, 2014 and 2013, respectively.

•	The unconsolidated co-investment ventures acquired 43, 81 and 57 properties from third parties during 2015, 2014 and 2013, respectively.

•

In December 2015, we earned two promotes aggregating $56.6 million, principally from our co-investment venture Prologis European Logistics Partners Sàrl (“PELP”). Of that amount, $29.5 million represented the third-party investors’ portion and is reflected in Strategic Capital Revenue in the Consolidated Statements of Income.

•

In June 2014, we earned a promote of $42.1 million from our co-investment venture Prologis Targeted U.S. Logistics Fund (“USLF”). Of that amount, $31.3 million represented the third-party investors’ portion and is reflected in Strategic Capital Revenue.

•	We acquired a controlling interest in our co-investment venture NAIF in the fourth quarter of 2014 and began consolidating the venture.

•	We formed the co-investment venture FIBRA Prologis in Mexico in June 2014, and in connection with this transaction, we concluded the Prologis Mexico Industrial Fund.

•

The amounts presented for Europe and Asia are shown in U.S. dollars and were impacted by fluctuations in exchange rates, primarily the euro, British pound sterling and Japanese yen to U.S. dollar. We have hedged the majority of our investment in euro, British pound sterling, and Japanese yen through outstanding debt and derivative instruments that offset the majority of these fluctuations.

The direct costs associated with Strategic Capital totaled $88.4 million, $96.5 million and $89.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in the line item Strategic Capital Expenses in the Consolidated Statements of Income. The fluctuations in Strategic Capital Expenses were due to the timing of promotes and the payment of the related bonus pursuant to the terms of the Prologis Promote Plan and due to the size of our co-investment ventures.

See Note 5 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

Our Owned and Managed Properties

We manage our business on an owned and managed basis including properties wholly owned by us or owned by one of our co-investment ventures. As further discussed, we believe that the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated portfolio. The activity in our owned and managed portfolio affects both our Real Estate Operations and Strategic Capital segments, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership share.

Our owned and managed properties includes operating industrial properties and does not include properties under development or held for sale to third parties and was as follows at December 31 (square feet in millions):

	2015			2014			2013
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,886	338.3	96.4%	1,607	282.3	96.3%	1,610	267.1	94.9%
Unconsolidated	1,350	276.5	96.2%	1,278	260.7	95.0%	1,323	264.3	94.7%
Totals	3,236	614.8	96.3%	2,885	543.0	95.6%	2,933	531.4	94.8%

Operating Activity

The following table summarizes our operating activity for the years ended December 31 (square feet in millions):

	2015	2014	2013
Leased square feet	143.1	130.3	135.7
Average turnover costs per square foot	$1.66	$1.46	$1.42
Rent change on rollover (low – high)	9.5% – 14.4%	6.2% – 9.7%	2.0% – 6.1%
Weighted average retention percentage on leased square feet	84.5%	84.7%	83.1%
Weighted average lease term in months	43	42	46

Average turnover costs per square foot have increased in 2015, however the turnover costs as a percentage of the total value of the lease is in line or lower than previous periods. The total value of the leases signed have increased due to higher rents on rollover.

Retention is the square footage of all leases renewed by existing tenants divided by the square footage of all expiring and renewed leases during the reporting period, excluding the square footage of tenants that default or buy-out prior to expiration of their lease and the square footage of short-term leases.

Development Starts and Stabilization Activity

The following table summarizes development starts for the years ended December 31 (dollars and square feet in millions):

	2015 (1)	2014	2013
Number of new property development during the period	96	76	68
Square feet	28.1	26.0	23.0
TEI	$2,247.0	$2,033.5	$1,770.5
Our proportionate share of TEI based on ownership	$1,814.7	$1,791.7	$1,473.4
Percentage of build-to-suits based on TEI	43.6%	32.6%	41.8%
Weighted average expected yield on TEI	7.2%	7.2%	7.6%
Estimated value at completion	$2,713.3	$2,439.5	$2,109.2
Estimated margin	20.7%	20.0%	19.1%

(1)	We expect these developments to be completed before July 2017.

The following table summarizes development stabilization activity for the years ended December 31 (dollars and square feet in millions):

	2015	2014	2013
Number of development properties stabilized during the period	81	47	41
Square feet	25.5	16.5	15.2
TEI	$1,847.8	$1,105.5	$1,400.7
Our proportionate share of TEI based on ownership	$1,639.8	$955.2	$1,199.6
Estimated margin	31.8%	23.0%	30.4%

For information on our development portfolio at December 31, 2015, see Item 2. Properties.

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio, as well as properties owned by the unconsolidated co-investment ventures that we manage in our same store analysis. We have defined the same store portfolio, for each quarter in 2015, as those properties that were in operation at January 1, 2014, and have been in operation throughout the same three-month periods in both 2015 and 2014. We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental revenue, rental expenses and NOI in the same store portfolio are generally the same as for the total portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into the U.S. dollar, for both periods.

We calculate our same store results on a quarterly basis and provide a reconciliation of those results to the Consolidated Statements of Income. The following table summarizes same store NOI and the change from prior period for the four quarters of 2015 and on a cumulative annual basis and the square feet of the portfolio used in the calculation (dollars and square feet in millions):

	Three Months Ended
	March 31, (1)	June 30, (1)	September 30, (1)	December 31,	Full Year
2015 NOI – same store portfolio	$578.6	$584.8	$591.8	$587.2	$2,342.4
2014 NOI – same store portfolio	$558.8	$559.4	$565.4	$561.7	$2,245.3
Percentage change	3.5%	4.5%	4.7%	4.5%	4.3%
Square feet of portfolio	511.7	508.2	504.8	491.7

(1)

A reconciliation of our same store results for these fiscal quarters to the Consolidated Statements of Income is provided in our previously filed quarterly reports on Form 10-Q for the respective quarter.

The following is a reconciliation of our consolidated rental revenue, rental expenses and NOI (calculated as rental revenue and recoveries less rental expenses) for the full year, as included in the Consolidated Statements of Income, to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2015
Rental revenue and recoveries	$418.8	$461.4	$532.8	$560.2	$1,973.2
Rental expenses	126.9	125.6	139.9	150.8	543.2
NOI	$291.9	$335.8	$392.9	$409.4	$1,430.0
2014
Rental revenue and recoveries	$388.2	$381.3	$355.8	$402.0	$1,527.3
Rental expenses	110.5	109.6	102.3	108.4	430.8
NOI	$277.7	$271.7	$253.5	$293.6	$1,096.5

	Three Months Ended December 31,
	2015	2014	Percentage Change
Rental Revenue (1) (2)
Consolidated:
Rental revenue as included in the Consolidated Statements of Income	$435.6	$307.6
Rental recoveries as included in the Consolidated Statements of Income	124.6	94.4
Consolidated adjustments to derive same store results:
Rental revenue and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(177.3)	(50.7)
Effect of changes in foreign currency exchange rates and other	(1.2)	(3.1)
Unconsolidated co-investment ventures – rental revenue	404.9	408.3
Same store portfolio – rental revenue (2)	$786.6	$756.5	4.0%
Rental Expenses (1) (3)
Consolidated:
Rental expenses as included in the Consolidated Statements of Income	$150.8	$108.4
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(51.5)	(16.4)
Effect of changes in foreign currency exchange rates and other	7.7	9.0
Unconsolidated co-investment ventures – rental expenses	92.4	93.8
Same store portfolio – rental expenses (3)	$199.4	$194.8	2.4%
NOI (1)
Consolidated:
NOI as included in the Consolidated Statements of Income	$409.4	$293.6
Consolidated adjustments to derive same store results:
NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(125.8)	(34.3)
Effect of changes in foreign currency exchange rates and other	(8.9)	(12.1)
Unconsolidated co-investment ventures – NOI	312.5	314.5
Same store portfolio – NOI	$587.2	$561.7	4.5%

(1)

As discussed, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated co-investment ventures that are managed by us. We include 100% of the NOI from the properties in our same store portfolio. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis because of the changes in composition of the respective portfolios from period to period (e.g. the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).

(2)

We exclude the net termination and renegotiation fees from our same store rental revenue to allow us to evaluate the growth or decline in each property’s rental revenue without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included in “effect of changes in foreign currency exchange rates and other” in this table.

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

Other Components of Income (Expense)

G&A Expenses

The following table summarizes G&A expenses for the years ended December 31 (in millions):

	2015	2014	2013
Gross overhead	$461.1	$461.6	$434.9
Reported as rental expenses	(34.1)	(30.0)	(32.9)
Reported as strategic capital expenses	(88.4)	(96.5)	(89.3)
Capitalized amounts	(100.4)	(87.3)	(83.5)
G&A expenses	$238.2	$247.8	$229.2

Gross overhead includes all costs related to our business, including those attributable to the Real Estate Operations and Strategic Capital segments. We allocate a portion of our gross overhead that relates to property management functions to both segments based on the size of the respective portfolios. Costs directly associated with Strategic Capital also are allocated to that segment. The decrease in gross overhead from 2014 to 2015 was primarily due to fluctuations in foreign currency exchange rates between the U.S. dollar and the euro, British pound sterling and Japanese yen. The increase in gross overhead from 2013 to 2014 was principally due to increased compensation.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other G&A costs. The following table summarizes capitalized G&A costs for the years ended December 31 (in millions):

	2015	2014	2013
Building development activities	$47.3	$40.4	$39.7
Leasing activities	21.3	17.9	18.3
Building and land improvements, and other	31.8	29.0	25.5
Total capitalized G&A expenses	$100.4	$87.3	$83.5
Capitalized salaries and related costs as a percent of total salaries and related costs	27.6%	23.9%	23.7%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $880.4 million, $642.5 million and $648.7 million for 2015, 2014 and 2013, respectively. The increase in depreciation and amortization expenses from 2014 to 2015 principally resulted from an increased investment in real estate properties from the KTR acquisition in May 2015, the consolidation of NAIF in the fourth quarter of 2014, other acquired properties and completed developments. This is offset slightly by the disposition of properties. The decrease from 2013 to 2014 was principally a result of the disposition and contribution of properties, offset slightly by additional depreciation and amortization from completed development, acquired properties and the consolidation of NAIF in the fourth quarter of 2014.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities that are accounted for under the equity method of $159.3 million, $134.3 million and $97.2 million for 2015, 2014 and 2013, respectively. The earnings we recognize are impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties, when applicable; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 5 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

Gross interest expense increased in 2015, compared with 2014, due to higher debt driven by the KTR acquisition offset somewhat by a decrease in interest rates and fluctuations in foreign currency exchange rates. During 2015 and 2014, we issued new debt with lower borrowing costs and used the proceeds to invest in real estate and pay down or buy back our higher cost debt. Gross interest expense decreased in 2014, compared with 2013, due to lower average debt levels and decreased interest rates. Our weighted average effective interest rate was 3.3%, 4.2% and 4.7% for 2015, 2014 and 2013, respectively. See Note 9 to the Consolidated Financial Statements for a further breakdown of gross interest expense, amortization and capitalized amounts included in net interest expense. See also the Liquidity and Capital Resources section for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net

We recognized gains of $758.9 million, $725.8 million and $597.7 million in continuing operations during 2015, 2014 and 2013, respectively. In 2015, the gains were driven primarily from dispositions to third parties in the U.S. In 2014, the gains were driven from third party dispositions mainly in the U.S., gains from the revaluation of our equity investment in NAIF upon acquisition of a controlling interest and contributions to our co-investment ventures in Mexico. In 2013, the gains were driven primarily from contributions to our co-investment ventures in Europe. We expect to continue to have contributions to co-investment ventures in the future, primarily in Europe, Japan and Mexico, as well as make dispositions of properties to third parties, primarily in the U.S., all depending on market conditions and other factors. We expect to use the proceeds from such contributions and dispositions to pay down the remaining balance of $400.0 million on the term loan that was used to finance a portion of the KTR acquisition and to fund our capital deployment activities in 2016. See Note 4 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net

To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. However, we and certain of our foreign consolidated subsidiaries have intercompany or third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To a lesser degree, we also have transactions with third parties of certain assets or liabilities that are denominated in a currency other than the entities’ functional currency. Certain of our third-party and intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Losses, Net in the Consolidated Statements of Comprehensive Income. This treatment is applicable to third-party debt that is designated as a hedge of our net investment and intercompany debt that is deemed to be long-term in nature.

If the third-party debt is not designated as a hedge or the intercompany debt is deemed short-term in nature, we recognize a gain or loss in earnings when the debt is remeasured. We also recognized the change in fair value of derivative transactions not designated as hedges. To a lesser degree, we also have transactions with third parties of certain assets or liabilities that are denominated in a currency other than the entities’ functional currency.

The following table details our foreign currency and derivative gains (losses) and related amortization, net for the year ended December 31 (in millions):

	2015	2014	2013
Gains on the change in fair value and settlement of unhedged derivative transactions (1)	$29.4	$14.6	$-
Gains (losses) on settlement and remeasurement of intercompany payables and debt (2)	(21.7)	(5.6)	10.5
Unrealized gains (losses) on embedded derivative, including amortization (3)	5.1	(27.7)	(42.5)
Gains (losses) on the settlement of transactions with third parties	(0.3)	0.9	(1.6)
Total foreign currency and derivative gains (losses) and related amortization, net	$12.5	$(17.8)	$(33.6)

(1)	See Note 16 to the Consolidated Financial Statements for more information about our derivative transactions.

(2)

These gains or losses were primarily related to the remeasurement of short-term intercompany loans between the U.S. parent and certain consolidated subsidiaries in Europe and Japan and result from fluctuations in the exchange rates of the U.S. dollar to the British pound sterling, euro and Japanese yen.

(3)

The embedded derivative instrument (exchange feature) was related to our exchangeable senior notes that matured March 15, 2015. There will be no impact to the financial statements going forward. See Note 9 to the Consolidated Financial Statements for more information about the embedded derivative instrument related to our exchangeable senior notes.

Losses on Early Extinguishment of Debt, Net

We repurchased portions of several series of senior notes, senior exchangeable notes and secured mortgage debt, which resulted in the recognition of losses of $86.3 million, $165.3 million and $277.0 million in 2015, 2014 and 2013, respectively. As a result of these transactions, we have reduced our effective interest rate and lengthened the maturities of our debt. See Note 9 to the Consolidated Financial Statements for more information regarding our debt repurchase.

Income Tax Expense (Benefit)

We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries, state and local income taxes and taxes incurred in our foreign jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the U.S. or in foreign jurisdictions.

The following table summarizes our income tax expense (benefit) for the year ended December 31 (in millions):

	2015	2014	2013
Current income tax expense (benefit):
Current income tax expense	$24.9	$15.6	$18.3
Current income tax expense (benefit) on dispositions	(0.2)	15.4	87.8
Current income tax expense on dispositions related to acquired tax liabilities	3.5	30.5	20.1
Total current income tax expense	28.2	61.5	126.2
Deferred income tax expense (benefit):
Deferred income tax expense (benefit)	(1.6)	(56.7)	0.6
Deferred income tax benefit on dispositions related to acquired tax liabilities	(3.5)	(30.5)	(20.1)
Total deferred income tax benefit	(5.1)	(87.2)	(19.5)
Total income tax expense (benefit)	$23.1	$(25.7)	$106.7

Our income taxes are discussed in more detail in Note 14 to the Consolidated Financial Statements.

Discontinued Operations

As discussed above, we adopted a new accounting standard regarding discontinued operations effective January 1, 2014, and none of our property dispositions in 2015 or 2014 met the criteria to be classified as discontinued operations. In 2013, earnings from discontinued operations were $123.5 million. Discontinued operations under the previous standard represent the results of operations of properties that were sold to third parties along with the related gain on sale.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third party share of fees or promotes payable to us. In 2015, 2014 and 2013, we recognized net earnings attributable to noncontrolling interests for Prologis, Inc. of $56.1 million, $103.1 million and $10.1 million, respectively. In 2015, this is primarily related to operating activity in our consolidated co-investment ventures, NAIF and USLV. USLV completed the KTR acquisition in May 2015, so approximately seven months of the operating activity were included, offset by third-party share of acquisition costs and an acquisition fee payable to us. We acquired a controlling interest in NAIF in the fourth quarter of 2014 and began consolidating the venture. In 2014, we recognized net earnings attributable to noncontrolling interests in Prologis Mexico Fondo Logistico (“AFORES”) of $64.8 million because of the FIBRA

Prologis transaction, primarily related to the third-party investors’ share of the gain on disposition and the net deferred income tax benefit. See Note 12 to the Consolidated Financial Statements for further information on our consolidated co-investment ventures.

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

During 2015, 2014 and 2013, we recorded net losses of $208.9 million, $171.4 million and $234.7 million, respectively. During 2015 and 2014, the unrealized losses were principally due to the weakening of the euro, British pound sterling, Japanese yen and Brazilian real to the U.S. dollar from the beginning of the period to the end of the period. In 2013, the unrealized losses included approximately $190.0 million of foreign currency translation losses on the properties contributed to PELP and NPR due to the weakening of the euro and Japanese yen, respectively, to the U.S. dollar from December 31, 2012, through the date of the contributions. Also in 2013, we recorded unrealized losses due to the weakening of the Japanese yen to the U.S. dollar, from the beginning of the period to the end of the period. See Note 16 in the Consolidated Financial Statements for further detail.

Environmental Matters

A majority of the properties we acquired were subjected to environmental reviews either by us or the previous owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Note 17 in the Consolidated Financial Statements for further information about environmental liabilities.

Liquidity and Capital Resources

Overview

We consider our ability to generate cash from operating activities, distributions from our co-investment ventures, dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service, dividend and distribution requirements.

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and our partners in the consolidated co-investment ventures, we expect our primary cash needs will consist of the following:

•

repayment of the balance on an unsecured senior term loan of $400.0 million that is scheduled to mature in 2016, however we are able to extend the maturity date by one year subject to certain conditions, if we so choose;

•	repayment of other debt and scheduled principal payments of $534.0 million in 2016;

•

completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2015, 91 properties in our development portfolio were 39.3% leased with a current investment of $1.9 billion and a TEI of $2.9 billion when completed and leased, leaving $1.0 billion remaining to fund);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated co-investment ventures;

•

acquisition of operating properties or portfolios of operating properties in global or regional markets (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures); and

•

repurchase of our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($264.1 million at December 31, 2015);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•

proceeds from the sale of a portion of our investments in co-investment ventures (in December 2015, we submitted redemption requests for a portion of our investment in Prologis Targeted European Logistics Fund (“PTELF”) and USLF for €185.0 million ($201.4 million at December 31, 2015) and $200.0 million, respectively, which we expect to close in the second quarter of 2016 and bring our ownership percentages more in-line with our long-term targeted ownership;

•	borrowing capacity under our current credit facility arrangements discussed in the following section ($2.6 billion available at December 31, 2015), other facilities or borrowing arrangements; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our debt at December 31 (in millions):

	2015	2014
Debt outstanding	$11,627	$9,337
Weighted average interest rate	3.2%	3.7%
Weighted average maturity in months	67	70

As discussed earlier and in Note 3 to the Consolidated Financial Statements, we completed the KTR acquisition on May 29, 2015. To fund our share of the cash portion, approximately $2.6 billion, as well as our other net cash requirements, we borrowed $440.2 million under our credit facilities and entered into the following debt arrangements during the second quarter of 2015:

•	issued €700 million ($785.5 million) of senior notes with an interest rate of 1.4%, maturing in 2021;

•	entered into an unsecured senior term loan that matures in 2016 under which we originally drew $1.0 billion and has an outstanding balance of $400.0 million at December 31, 2015; and

•

entered into an unsecured senior term loan under which we can draw in Japanese yen in an aggregate amount not to exceed ¥65.0 billion that matures in 2022 (balance drawn was ¥65.0 billion ($539.9 million) at December 31, 2015).

We expect to repay the $400.0 million remaining balance on the senior term loan that was used to fund the KTR acquisition with proceeds generated from the contributions of certain development properties to our co-investment ventures in Europe, Japan and Mexico and proceeds generated from the disposition of certain nonstrategic properties to third parties.

In October 2015, we issued $750.0 million in principal amount of senior notes with an interest rate of 3.8% maturing in 2025. We used a portion of the net proceeds to repurchase approximately $512 million of our senior unsecured notes, including fees, with an average interest rate of 5.6% maturing in 2017 and 2018. We also commenced a tender offer through which we utilized a portion of the net proceeds to repurchase a portion of our senior notes that mature in 2019 and 2020 for an aggregate purchase price of approximately $289 million, including fees and accrued interest, which had an average interest rate of 7.0%. A portion of the remaining proceeds was used for other corporate purposes, including other debt repayment and repurchases.

In December 2015, we entered into an unsecured senior term loan under which we can draw in Canadian dollars in an aggregate amount not to exceed CAD $371.9 million ($267.9 million at December 31, 2015) that matures in 2023 (which was fully drawn at December 31, 2015). We used the proceeds to pay down our credit facilities and for general corporate purposes.

At December 31, 2015, we had credit facilities with an aggregate borrowing capacity of $2.6 billion, all of which was available for borrowing.

At December 31, 2015, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios. See Note 9 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. For more information on equity commitments for our unconsolidated co-investment ventures, see Note 5 to the Consolidated Financial Statements. We have one consolidated co-investment venture, the Brazil Fund, with equity commitments at December 31, 2015, of $44.8 million, of which $22.4 million is our share and expires in December 2017. The equity commitments are denominated in Brazilian real and called and reported in U.S. dollars.

Cash Flow Summary

The following table summarizes our cash flow activity for the years ended December 31 (in millions):

	2015	2014	2013
Net cash provided by operating activities	$963.4	$704.5	$485.0
Net cash provided by (used in) investing activities	$(4,648.6)	$(488.3)	$2,333.9
Net cash provided by (used in) financing activities	$3,608.2	$(337.8)	$(2,365.6)

Cash Provided by Operating Activities

In 2015 and 2014, cash provided by operating activities was more than the cash dividends paid on common and preferred stock by $158.7 million and $32.3 million, respectively. In 2013, cash provided by operating activities was less than the cash dividends paid on common and preferred stock by $88.9 million. In 2013, we had other sources of cash that we used, including proceeds from dispositions to third parties and contributions of real estate properties ($5.4 billion) and distributions from our co-investment ventures classified for a return of investment for reporting purposes ($411.9 million) both of which are included in investing activities. We used some of this cash to fund dividends not covered by cash provided by operating activities. As disclosed in Note 9 and Note 14 to the Consolidated Financial Statements, we paid combined amounts for interest and income taxes of $370.0 million, $363.8 million and $526.0 million, respectively, in 2015, 2014 and 2013. In addition, our cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity:

•

Real estate operations NOI. We receive the majority of our operating cash through our Real Estate Operations segment. NOI from this segment, less the noncash amount of straight-lined rent and amortization of above and below market leases, was $1.3 billion, $1.1 billion and $1.1 billion for 2015, 2014 and 2013, respectively. See our Results of Operations section above for the key drivers of our real estate operations NOI.

•

Strategic capital NOI. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures. NOI from this segment was $121.9 million, $123.4 million and $90.2 million for 2015, 2014 and 2013, respectively. See our Results of Operations section above for the key drivers of our strategic capital NOI. Included in the NOI for 2015 is net promote income of $24.8 million that was earned as of December 31, 2015 but will be paid in the first quarter of 2016 and will be included in cash provided by operating activities at that time.

•

Distributions from unconsolidated entities. We received $144.0 million, $117.9 million and $68.3 million in 2015, 2014 and 2013, respectively, of distributions from our unconsolidated entities as a return on our investment and representing our share of the net earnings in the ventures. Included in net earnings from our unconsolidated entities was our share of net non-cash expenses, totaling $169.3 million, $204.5 million and $156.4 million in 2015, 2014 and 2013, respectively, primarily due to depreciation and amortization charges. We also received additional distributions from our unconsolidated co-investment ventures in excess of our share of net earnings that is reflected in Investing Activities in the Consolidated Statements of Cash Flows.

•	G&A. We incurred $184.5 million, $190.3 million and $180.0 million in 2015, 2014 and 2013, respectively, of G&A costs, net of equity-based compensation expenses.

Cash Provided by (Used in) Investing Activities

•

Real estate development. We invested $1.3 billion, $1.1 billion and $853.1 million during 2015, 2014 and 2013, respectively, in real estate development and leasing costs for first generation leases. We have 63 properties under development and 28 properties that were completed but not stabilized at December 31, 2015, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. We acquired total real estate of $890.2 million, which included 1,051 acres of land and 52 operating properties, excluding the KTR acquisition in 2015. We acquired 1,055 acres of land and eight operating properties for a combined total of $612.3 million in 2014. In 2013, we acquired 536 acres of land and 26 operating properties for a combined total of $514.6 million, which includes properties acquired in connection with the wind-down of Prologis Japan Fund I.

•

KTR acquisition, net of cash received. In 2015, we acquired the real estate assets of KTR for a net cash purchase price of $4.8 billion through our consolidated co-investment venture USLV, of which we own 55%. Our partner in USLV contributed their share which is discussed below in Cash Provided by (Used in) Financing Activities – Noncontrolling interests contributions. See Note 3 to the Consolidated Financial Statements for more detail on the transaction.

•

Capital expenditures. We invested $237.9 million, $212.6 million and $228.0 million in our operating properties during 2015, 2014 and 2013, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from dispositions and contributions. We generated cash from dispositions and contributions of real estate properties of $2.8 billion, $2.3 billion and $5.4 billion in 2015, 2014 and 2013, respectively. The following table summarizes the number of properties we disposed of and contributed for the years ended December 31:

	2015	2014 (1)	2013 (2)
Third party dispositions	136	145	89
Contributions to unconsolidated co-investment ventures	31	126	254

(1)

We contributed 115 real estate properties owned on a consolidated basis to FIBRA Prologis and received cash proceeds of $390.6 million, primarily attributable to the third-party investors in AFORES and subsequently distributed the proceeds to them.

(2)	The activity in 2013 primarily included the contribution of real estate properties to our co-investment ventures, PELP and NPR of $1.3 billion and $1.9 billion, respectively.

•

Purchase of a controlling interest. We paid net cash of $590.4 million to acquire a controlling interest in NAIF in 2014. We paid net cash of $678.6 million to acquire our partners’ interest in Prologis North American Industrial Fund III and Prologis SGP Mexico in 2013.

•

Investments in and advances to. We invested cash of $474.4 million, $739.6 million and $1.2 billion during 2015, 2014 and 2013, respectively, in our unconsolidated co-investment ventures and other ventures, net of repayment of advances. Our investments represented our proportionate share and the ventures used the funds for the acquisition of operating properties, development and repayment of debt. The following table summarizes our significant investments in our unconsolidated co-investment ventures for the years ended December 31 (in millions):

	2015	2014	2013
Prologis European Logistics Partners Sàrl	$222.5	$461.2	$162.3
Prologis Targeted Europe Logistics Fund	$90.7	$72.9	$210.2
Prologis Brazil Logistics Partners Fund I and related joint ventures	$56.7	$66.3	$111.5
Prologis European Properties Fund II	$16.5	$53.1	$167.2
Nippon Prologis REIT	$-	$56.6	$411.5
Prologis Targeted U.S. Logistics Fund	$-	$-	$104.8

See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. As discussed above, we receive distributions from our unconsolidated co-investment ventures from operations representing our share of the net earnings recognized that are reflected in Operating Activities in the Consolidated Statements of Cash Flows. Any distribution that we receive in excess of our share of net earnings is reflected as a return of investment in Investing Activities in the Consolidated Statements of Cash Flows. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $170.0 million, $244.3 million and $411.9 million during 2015, 2014 and 2013, respectively. Included in these amounts are distributions in excess of our share of net earnings of $133.4 million, $172.1 million and $103.3 million for

2015, 2014 and 2013, respectively, from additional operating cash flows primarily related to our share of non-cash expenses. We also received $106.3 million in connection with the wind down of Prologis Japan Fund I in 2013.

•

Proceeds from repayment of notes receivable. In 2014, we received $188.0 million for the payment in full of the notes receivable backed by real estate that originated in 2010 through the sale of a portfolio of industrial properties.

•

Settlement of net investment hedges. We received net proceeds of $128.2 million, $13.0 million and $7.8 million from the settlement of our net investment hedges during 2015, 2014 and 2013, respectively. See Note 16 to the Consolidated Financial Statements for further information on our derivative activity.

Cash Provided by (Used in) Financing Activities

•	Proceeds from issuance of common stock.

o

We generated net proceeds from the issuance of common stock under our incentive plans, primarily from the exercise of stock options, of $18.2 million, $25.8 million and $22.4 million in 2015, 2014 and 2013, respectively.

o

We generated net proceeds of $71.5 million and $140.1 million from the issuance of 1.7 million shares and 3.3 million shares of common stock under our at-the-market program during 2015 and 2014, respectively.

o

Norges Bank Investment Management exercised a warrant (that we issued in connection with the formation of PELP) for $213.8 million in exchange for six million shares of Prologis common stock in 2014. See Note 4 to the Consolidated Financial Statements for more detail.

o	We received net proceeds of $1.4 billion from the issuance of 35.65 million shares of common stock in 2013.

•	Dividends paid on common and preferred stock. We paid dividends of $804.7 million, $672.2 million and $573.9 million to our common and preferred stockholders during 2015, 2014 and 2013, respectively.

•

Repurchase and redemption of preferred stock and units. We paid $27.6 million to repurchase shares of series Q preferred stock in 2014. We paid $482.5 million to redeem all of the outstanding shares of series L, M, O, P, R and S preferred stock in 2013.

•

Noncontrolling interests contributions. Our partners in consolidated co-investment ventures made contributions of $2.4 billion, $468.3 million and $145.5 million in 2015, 2014 and 2013, respectively. Our partner in USLV made contributions in 2015 of $2.4 billion, primarily for the KTR acquisition, and $446.1 million in 2014 related to the formation of the venture. Contributions from noncontrolling interest partners were primarily for the purchase of real estate properties by AFORES and development within Brazil Fund and related joint ventures in 2013.

•

Noncontrolling interests distributions. Our consolidated ventures distributed $215.7 million, $315.4 million and $116.0 million to various noncontrolling interests in 2015, 2014 and 2013, respectively. Distributions in 2015 include $120.5 million that were primarily related to distributions to our partners in USLV and NAIF as a result of proceeds from the disposition of real estate. The distributions in 2014 were principally related to a cash distribution of $249.9 million to our partners in AFORES due to buildings contributed to FIBRA Prologis and a cash distribution of $28.6 million to our partners in Prologis AMS due to the disposition of the remaining properties of the venture.

•	Purchase of noncontrolling interests. We purchased our partner’s interest in Prologis Alliance Fund II, a consolidated co-investment venture, for $245.8 million in 2013.

•	Net payments on credit facilities. We made net payments of $8.0 million, $717.4 million and $93.1 million in 2015, 2014 and 2013 respectively, on our credit facilities.

•

Repurchase and payments of debt. We made payments of $1.0 billion on our outstanding term loans, $127.8 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $2.0 billion during 2015. We made payments of $2.2 billion on our previous term loan, $101.8 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished exchangeable senior notes and secured mortgage debt of $1.9 billion during 2014. We repurchased and extinguished exchangeable senior notes, secured mortgage debt, senior term loans and other debt of consolidated entities and made regularly scheduled debt principal payments and payments at maturity for a combined total of $6.0 billion during 2013.

•

Proceeds from issuance of debt. We issued $1.5 billion of senior notes, $565.0 million of secured mortgage debt and $3.1 billion of term loans and used the net proceeds to fund our share of the purchase price for the KTR acquisition, repurchased and redeemed senior notes (see above for further explanation) in 2015 and for general corporate purposes. We issued €1.8 billion ($2.4 billion) of senior notes, $2.3 billion of term loans and $70.7 million of secured debt in 2014. We issued senior notes, secured mortgage debt, term loan debt and other debt of $3.6 billion in 2013. See Note 9 to the Consolidated Financial Statements for further information on our debt issuance activity.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures, at December 31, 2015, of $4.6 billion. These ventures had total third-party debt of $6.2 billion (of which $1.8 billion was our proportionate share) at December 31, 2015. This debt is primarily secured, is non-recourse to Prologis or the other investors in the co-investment ventures and matures as follows (dollars in millions):

							Weighted
				There-	Disc/		Average	Prologis’ Share
	2016	2017	2018	after	Prem	Total	Interest Rate	$	%
Prologis Targeted U.S. Logistics Fund	$138.0	$19.4	$449.0	$822.4	$4.2	$1,433.0	4.5%	$322.9	22.5%
FIBRA Prologis	107.5	216.4	72.5	250.0	10.9	657.3	4.8%	301.5	45.9%
Prologis Targeted Europe Logistics Fund	7.2	7.5	80.9	562.7	(5.5)	652.8	2.4%	271.6	41.6%
Prologis European Properties Fund II	139.9	60.6	327.8	1,374.9	(15.2)	1,888.0	3.4%	591.1	31.3%
Prologis European Logistics Partners Sàrl	98.9	-	-	-	0.1	99.0	5.0%	49.5	50.0%
Nippon Prologis REIT	193.5	16.6	246.7	890.4	(8.0)	1,339.2	1.0%	202.2	15.1%
Prologis China Logistics Venture	-	-	89.6	96.3	(5.2)	180.7	3.9%	27.1	15.0%
Totals	$685.0	$320.5	$1,266.5	$3,996.7	$(18.7)	$6,250.0		$1,765.9

At December 31, 2015, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Long-Term Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2015 (in millions):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations, other than credit facilities	$934	$1,833	$2,175	$6,679	$11,621
Interest on debt obligations, other than credit facilities	377	653	490	554	2,074
Unfunded commitments on the development portfolio (1)	855	22	-	-	877
Operating lease payments	32	57	49	221	359
Totals	$2,198	$2,565	$2,714	$7,454	$14,931

(1)

We had properties in our consolidated development portfolio (completed and under development) at December 31, 2015, with a TEI of $2.9 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs that we will incur as the property is leased.

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

In 2015, we paid a quarterly cash dividend of $0.36 for the first two quarters of 2015 and $0.40 per common share for the last two quarters of 2015. In the fourth quarter of 2015, we issued a new class of common limited partnership units in the Operating Partnership that are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit (see Note 11 in the Consolidated Financial Statements for more information on this new partnership unit). We paid a dividend of $0.64665 in December 2015 related to this new partnership unit. We paid quarterly cash dividends of $0.33 per common share for all four quarters of 2014. Our future common stock dividends, if and as declared, may vary and will be determined by the Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At December 31, 2015, we had one series of preferred stock outstanding – the “Series Q preferred stock.” The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Other Commitments

On a continuing basis, we are engaged in various stages of negotiations for the acquisition or disposition of individual properties or portfolios of properties.

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

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% of the equity but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity including whether the entity is a variable interest entity and whether we are the primary beneficiary. We consider the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities that we do not control but over which we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements.

Business Combinations

Upon acquisition of real estate that constitutes a business, which includes acquiring a controlling interest in an entity previously accounted for using the equity method of accounting, we allocate the purchase price to the various components of the acquisition based on the fair value of each component. The components typically include land, building, intangible assets related to the acquired leases, debt, deferred tax liability and other assumed assets and liabilities in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often is based on the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may also include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. In the case of an acquisition of a controlling interest in an entity previously accounted for under the equity method of accounting, this allocation may result in a gain or a loss. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, not to exceed one year. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenue and expenses.

Revenue Recognition – Gains (Losses) on Dispositions of Investments in Real Estate and Strategic Capital Revenue

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

Derivative Financial Instruments

Derivative financial instruments can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. We do not use derivatives for trading or speculative purposes. Accounting for derivatives as hedges requires that at inception, and over the term of the instruments, the hedged item and derivative qualify for hedge accounting. The rules and interpretations for derivatives are complex. Failure to apply this guidance correctly may result in all changes in fair value of the hedged derivative being recognized in earnings.

We assess both at inception, and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a derivative financial instrument's change in fair value is immediately recognized in earnings. Derivatives not designated as hedges are used to manage our exposure to foreign currency fluctuations and variable interest rates but do not meet the strict hedge accounting requirements. See Note 16 to the Consolidated Financial Statements for additional information about our derivative financial instrument policy.

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, significant management judgment is required to estimate our income tax liability for each taxable entity, the liability associated with open tax years that are under review, our REIT taxable income and our compliance with REIT requirements. Our estimates are based on interpretation of tax laws. We estimate our actual current income tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes resulting in the recognition of deferred income tax assets and liabilities. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities; changes in assessments of the recognition of income tax benefits for certain nonroutine transactions; changes due to audit adjustments by federal, international and state tax authorities; our inability to qualify as a REIT; the potential for built-in gain recognition; changes in the assessment of properties to be contributed to taxable REIT subsidiaries and changes in tax laws. Adjustments required in any given period are included within income tax expense. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities.

Other than Temporary Impairment of Investments in Unconsolidated Entities

When circumstances indicate the value of an equity investment may be reduced, we evaluate whether the loss in value is other than temporary. If we determine that a loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary and the calculation of the amount of the loss is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions, as well as changes in our intent with regard to our investment that occur subsequent to our review, could impact these assumptions and result in future impairment charges of our equity investments.

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

Capitalization of Costs

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

Funds from Operations attributable to common stockholders and unitholders (“FFO”)

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

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We believe that FFO is only meaningful when it is used in conjunction with net earnings computed under GAAP. Furthermore, we believe our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition.

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

We use these FFO measures, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison with expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared with similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of short-term items that we do not expect to affect the underlying long-term performance of the properties. The long-term performance of our properties is principally driven by rental revenue. While not infrequent or unusual, these additional items we exclude in calculating FFO, as defined by Prologis, defined below, are subject to significant fluctuations from period to period that cause both positive and negative short-term effects on our results of operations in inconsistent and unpredictable directions that are not relevant to our long-term outlook.

We use our FFO measures as supplemental financial measures of operating performance. We do not use our FFO measures as, nor should they be considered to be, alternatives to net earnings computed under GAAP, as indicators of our operating performance, as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

FFO, as defined by Prologis attributable to common stockholders and unitholders (“FFO, as defined by Prologis”)

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

Core FFO attributable to common stockholders and unitholders (“Core FFO”)

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and nonrecurring items that we recognized directly in FFO, as defined by Prologis:

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

We analyze our operating performance primarily by the rental revenue of our real estate and the revenue driven by our strategic capital business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities. Although these items discussed above have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long term.

We use Core FFO, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) provide guidance to the financial markets to understand our expected operating performance; (v) assess our operating performance as compared to similar real estate companies and the industry in general; and (vi) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of items that we do not expect to affect the underlying long-term performance of the properties we own. As noted above, we believe the long-term performance of our properties is principally driven by rental revenue. We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.

Limitations on the use of our FFO measures

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

•

Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Furthermore, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of industrial properties are not reflected in FFO.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for the years ended December 31 as follows (in millions):

	2015	2014	2013
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$862.8	$622.2	$315.4

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	854.5	617.8	624.6
Gains on dispositions of investments in real estate properties, net	(500.8)	(553.2)	(271.3)
Reconciling items related to noncontrolling interests	(78.1)	47.9	(9.0)
Our share of reconciling items included in earnings from unconsolidated entities	185.6	186.5	159.8
Subtotal – NAREIT defined FFO	1,324.0	921.2	819.5

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	1.0	19.0	32.8
Deferred income tax expense (benefit), net	(5.1)	(87.2)	(20.0)
Current income tax expense related to acquired tax liabilities	3.5	30.5	20.7
Reconciling items related to noncontrolling interests	(1.3)	-	-
Our share of reconciling items included in earnings from unconsolidated entities	(13.6)	4.0	2.2
FFO, as defined by Prologis	1,308.5	887.5	855.2

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(258.1)	(172.4)	(427.6)
Current income tax expense (benefit) on dispositions	(0.2)	15.4	87.8
Acquisition expenses	47.0	4.2	3.0
Losses on early extinguishment of debt and repurchase of preferred stock, net	86.3	171.8	286.1
Reconciling items related to noncontrolling interests	(11.1)	-	-
Our share of reconciling items included in earnings from unconsolidated entities	8.9	46.6	8.7
Core FFO	$1,181.3	$953.1	$813.2

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign-exchange related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, specifically the following: The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position and We may be unable to refinance our debt or our cash flow may be insufficient to make required debt payments. See also Notes 2 and 16 in the Consolidated Financial Statements in Item 8 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at December 31, 2015. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At December 31, 2015, we had net equity of approximately $1.6 billion, or 8.5% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% reduction in exchange rates would cause a reduction of $162.1 million to our net equity.

At December 31, 2015, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $386.1 million to hedge a portion of our investments in the United Kingdom. We also have foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $4.8 million to hedge cash payments for development in Mexico. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound sterling or Mexican peso by 10% would result in a $39.1 million negative change in our cash flows on settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $611.7 million to mitigate risk associated with the translation of the projected financial results of our subsidiaries in Europe, Canada and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $61.2 million negative change in our net income on settlement.

Interest Rate Risk

We are exposed to the impact of interest rate changes on future earnings and cash flows. At December 31, 2015, we had $2.4 billion of variable rate debt outstanding, of which $2.1 billion was outstanding on our term loans and $298.7 million was outstanding on secured mortgage debt. We had no outstanding balances on our credit facilities. At December 31, 2015, we had entered into interest rate swap agreements to fix $1.1 billion of our Japanese yen term loans (¥105.9 billion) and our Canadian term loan (CAD $371.9 million). During the year ended December 31, 2015, we had weighted average daily outstanding borrowings of $257.3 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional interest expense of $2.9 million, which equates to a change in interest rates of 20 basis points.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2015, and 2014, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2015, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are presented in Note 20 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (The Parent)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2015, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2015, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2015, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Limitations of the Effectiveness of Controls

Management’s assessment included an evaluation of the design of the internal control over financial reporting and testing of the operational effectiveness of the internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Controls and Procedures (The Operating Partnership)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2015, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2015, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2015, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the descriptions under the captions “Election of Directors — Nominees,” Information Relating to Stockholders, Directors, Nominees and Executive Officers — Certain Information with Respect to Executive Officers, “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance ” and “Board of Directors” in our 2016 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Executive Compensation Matters” and “Board of Directors and Committees” in our 2016 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Security Ownership” and “Equity Compensation Plans” in our 2016 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees and Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our 2016 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2016 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to the Consolidated Financial Statements and Schedule III on page 84 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 100 to 104 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 84 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for discontinued operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prologis, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016 expressed an unqualified opinion on the effectiveness of Prologis, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for discontinued operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited Prologis, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prologis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prologis, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Prologis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

February 19, 2016

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Investments in real estate properties	$27,521,368	$22,190,145
Less accumulated depreciation	3,274,284	2,790,781
Net investments in real estate properties	24,247,084	19,399,364
Investments in and advances to unconsolidated entities	4,755,620	4,824,724
Assets held for sale or contribution	378,423	43,934
Notes receivable backed by real estate	235,050	-
Net investments in real estate	29,616,177	24,268,022

Cash and cash equivalents	264,080	350,692
Other assets	1,514,510	1,156,287
Total assets	$31,394,767	$25,775,001

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,626,831	$9,336,977
Accounts payable and accrued expenses	712,725	627,999
Other liabilities	634,375	626,426
Total liabilities	12,973,931	10,591,402

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2015, and 2014	78,235	78,235
Common stock; $0.01 par value; 524,512 shares and 509,498 shares issued and outstanding at December 31, 2015, and 2014, respectively	5,245	5,095
Additional paid-in capital	19,302,367	18,467,009
Accumulated other comprehensive loss	(791,429)	(600,337)
Distributions in excess of net earnings	(3,926,483)	(3,974,493)
Total Prologis, Inc. stockholders’ equity	14,667,935	13,975,509
Noncontrolling interests	3,752,901	1,208,090
Total equity	18,420,836	15,183,599
Total liabilities and equity	$31,394,767	$25,775,001

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental	$1,536,117	$1,178,609	$1,227,975
Rental recoveries	437,070	348,740	331,518
Strategic capital	210,362	219,871	179,472
Development management and other	13,525	13,567	11,521
Total revenues	2,197,074	1,760,787	1,750,486
Expenses:
Rental	543,214	430,787	451,938
Strategic capital	88,418	96,496	89,279
General and administrative	238,199	247,768	229,207
Depreciation and amortization	880,373	642,461	648,668
Other	66,698	23,467	26,982
Total expenses	1,816,902	1,440,979	1,446,074

Operating income	380,172	319,808	304,412

Other income (expense):
Earnings from unconsolidated entities, net	159,262	134,288	97,220
Interest expense	(301,363)	(308,885)	(379,327)
Interest and other income, net	25,484	25,768	26,948
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	758,887	725,790	597,656
Foreign currency and derivative gains (losses) and related amortization, net	12,466	(17,841)	(33,633)
Losses on early extinguishment of debt, net	(86,303)	(165,300)	(277,014)
Total other income	568,433	393,820	31,850
Earnings before income taxes	948,605	713,628	336,262
Total income tax expense (benefit)	23,090	(25,656)	106,733
Earnings from continuing operations	925,515	739,284	229,529
Discontinued operations:
Income attributable to disposed properties and assets held for sale	-	-	6,970
Net gains on dispositions, including taxes	-	-	116,550
Total discontinued operations	-	-	123,520
Consolidated net earnings	925,515	739,284	353,049
Less net earnings attributable to noncontrolling interests	56,076	103,101	10,128
Net earnings attributable to controlling interests	869,439	636,183	342,921
Less preferred stock dividends	6,651	7,431	18,391
Loss on preferred stock redemption/repurchase	-	6,517	9,108
Net earnings attributable to common stockholders	$862,788	$622,235	$315,422
Weighted average common shares outstanding – Basic	521,241	499,583	486,076
Weighted average common shares outstanding – Diluted	533,944	506,391	491,546
Net earnings per share attributable to common stockholders – Basic:
Continuing operations	$1.66	$1.25	$0.40
Discontinued operations	-	-	0.25
Net earnings per share attributable to common stockholders – Basic	$1.66	$1.25	$0.65
Net earnings per share attributable to common stockholders – Diluted:
Continuing operations	$1.64	$1.24	$0.39
Discontinued operations	-	-	0.25
Net earnings per share attributable to common stockholders – Diluted	$1.64	$1.24	$0.64

Dividends per common share	$1.52	$1.32	$1.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Consolidated net earnings	$925,515	$739,284	$353,049
Other comprehensive income (loss):
Foreign currency translation losses, net	(208,901)	(171,401)	(234,680)
Unrealized gains (losses) and amortization on derivative contracts, net	(17,457)	(6,498)	19,590
Comprehensive income	699,157	561,385	137,959
Net earnings attributable to noncontrolling interests	(56,076)	(103,101)	(10,128)
Other comprehensive loss attributable to noncontrolling interest	35,266	13,237	12,978
Comprehensive income attributable to common stockholders	$678,347	$471,521	$140,809

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	interests	Equity
Balance at January 1, 2013	$582,200	461,770	$4,618	$16,411,855	$(233,563)	$(3,696,093)	$704,319	$13,773,336
Consolidated net earnings	-	-	-	-	-	342,921	10,128	353,049
Effect of equity compensation plans	-	1,351	13	93,692	-	-	-	93,705
Issuance of stock in equity offering, net of issuance costs	-	35,650	357	1,437,340	-	-	-	1,437,697
Redemption of preferred stock	(482,200)	-	-	8,593	-	(9,108)	-	(482,715)
Issuance of warrant	-	-	-	32,359	-	-	-	32,359
Capital contributions	-	-	-	-	-	-	146,130	146,130
Settlement of noncontrolling interests	-	28	-	(7,868)	-	-	(247,683)	(255,551)
Foreign currency translation losses, net	-	-	-	-	(221,633)	-	(13,047)	(234,680)
Unrealized gains and amortization on derivative contracts, net	-	-	-	-	19,521	-	69	19,590
Distributions and allocations	-	-	-	(1,462)	-	(570,384)	(134,621)	(706,467)
Balance at December 31, 2013	$100,000	498,799	$4,988	$17,974,509	$(435,675)	$(3,932,664)	$465,295	$14,176,453
Consolidated net earnings	-	-	-	-	-	636,183	103,101	739,284
Effect of equity compensation plans	-	1,383	14	88,424	-	-	450	88,888
Issuance of stock in at-the-market program, net of issuance costs	-	3,316	33	140,102	-	-	-	140,135
Repurchase of preferred sock	(21,765)	-	-	639	-	(6,517)	-	(27,643)
Issuance of stock from exercise of warrant	-	6,000	60	213,780	-	-	-	213,840
Formation of Prologis U.S. Logistics Venture	-	-	-	13,721	-	-	442,251	455,972
Consolidation of Prologis North American Industrial Fund	-	-	-	-	12,507	-	554,493	567,000
Capital contributions	-	-	-	-	-	-	14,464	14,464
Settlement of noncontrolling interests	-	-	-	33,803	-	-	(36,243)	(2,440)
Foreign currency translation losses, net	-	-	-	-	(167,950)	-	(13,214)	(181,164)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(9,219)	-	(23)	(9,242)
Distributions and allocations	-	-	-	2,031	-	(671,495)	(322,484)	(991,948)
Balance at December 31, 2014	$78,235	509,498	$5,095	$18,467,009	$(600,337)	$(3,974,493)	$1,208,090	$15,183,599
Consolidated net earnings	-	-	-	-	-	869,439	56,076	925,515
Effect of equity compensation plans	-	1,475	15	57,454	-	-	26,234	83,703
Issuance of stock in at-the-market program, net of issuance costs	-	1,662	16	71,532	-	-	-	71,548
Issuance of stock upon conversion of exchangeable debt	-	11,872	119	502,613	-	-	-	502,732
Issuance of units related to KTR acquisition	-	-	-	-	-	-	181,170	181,170
Issuance of units related to other acquisitions	-	-	-	-	-	-	371,570	371,570
Capital contributions	-	-	-	-	-	-	2,355,596	2,355,596
Foreign currency translation losses, net	-	-	-	-	(173,852)	-	(35,049)	(208,901)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(17,240)	-	(217)	(17,457)
Reallocation of equity	-	-	-	202,812	-	(15,894)	(186,918)	-
Distributions and other	-	5	-	947	-	(805,535)	(223,651)	(1,028,239)
Balance at December 31, 2015	$78,235	524,512	$5,245	$19,302,367	$(791,429)	$(3,926,483)	$3,752,901	$18,420,836

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Consolidated net earnings	$925,515	$739,284	$353,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(59,619)	(14,392)	(12,080)
Equity-based compensation awards	53,665	57,478	49,239
Depreciation and amortization	880,373	642,461	664,007
Earnings from unconsolidated entities, net	(159,262)	(134,288)	(97,220)
Distributions from unconsolidated entities	144,045	117,938	68,319
Net changes in operating receivables from unconsolidated entities	(38,185)	(7,503)	7,540
Amortization of debt and deferred financing costs	(31,841)	(7,324)	(24,641)
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(758,887)	(725,790)	(715,758)
Losses on early extinguishment of debt, net	86,303	165,300	277,014
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(1,019)	22,571	28,619
Deferred income tax benefit	(5,057)	(87,240)	(20,067)
Increase in accounts receivable and other assets	(64,749)	(93)	(12,912)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(7,872)	(63,871)	(80,120)
Net cash provided by operating activities	963,410	704,531	484,989
Investing activities:
Real estate development activity	(1,339,904)	(1,064,220)	(853,082)
Real estate acquisitions	(890,183)	(612,330)	(514,611)
KTR acquisition, net of cash received	(4,809,499)	-	-
Tenant improvements and lease commissions on previously leased space	(154,564)	(133,957)	(145,424)
Nondevelopment capital expenditures	(83,351)	(78,610)	(82,610)
Proceeds from dispositions and contributions of real estate properties	2,795,249	2,285,488	5,409,745
Investments in and advances to unconsolidated entities	(474,420)	(739,635)	(1,221,155)
Acquisition of a controlling interest in unconsolidated co-investment ventures, net of cash received	-	(590,390)	(678,642)
Return of investment from unconsolidated entities	170,025	244,306	411,853
Proceeds from repayment of notes receivable backed by real estate	9,866	188,000	-
Proceeds from the settlement of net investment hedges	129,149	31,409	8,842
Payments on the settlement of net investment hedges	(981)	(18,370)	(994)
Net cash provided by (used in) investing activities	(4,648,613)	(488,309)	2,333,922
Financing activities:
Proceeds from issuance of common stock	90,258	378,247	1,505,791
Distributions paid on common and preferred stock	(804,697)	(672,190)	(573,854)
Repurchase and redemption of preferred stock	-	(27,643)	(482,500)
Noncontrolling interests contributions	2,355,367	468,280	145,522
Noncontrolling interests distributions	(215,740)	(315,426)	(115,999)
Purchase of noncontrolling interests	(2,560)	(2,440)	(250,740)
Debt and equity issuance costs paid	(32,012)	(23,420)	(77,017)
Net payments on credit facilities	(7,970)	(717,369)	(93,075)
Repurchase and payments of debt	(3,156,294)	(4,205,806)	(6,012,433)
Proceeds from issuance of debt	5,381,862	4,779,950	3,588,683
Net cash provided by (used in) financing activities	3,608,214	(337,817)	(2,365,622)

Effect of foreign currency exchange rate changes on cash	(9,623)	(18,842)	(62,970)
Net increase (decrease) in cash and cash equivalents	(86,612)	(140,437)	390,319
Cash and cash equivalents, beginning of year	350,692	491,129	100,810
Cash and cash equivalents, end of year	$264,080	$350,692	$491,129

See Note 19 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2015	2014
ASSETS
Investments in real estate properties	$27,521,368	$22,190,145
Less accumulated depreciation	3,274,284	2,790,781
Net investments in real estate properties	24,247,084	19,399,364
Investments in and advances to unconsolidated entities	4,755,620	4,824,724
Assets held for sale or contribution	378,423	43,934
Notes receivable backed by real estate	235,050	-
Net investments in real estate	29,616,177	24,268,022

Cash and cash equivalents	264,080	350,692
Other assets	1,514,510	1,156,287
Total assets	$31,394,767	$25,775,001

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,626,831	$9,336,977
Accounts payable and accrued expenses	712,725	627,999
Other liabilities	634,375	626,426
Total liabilities	12,973,931	10,591,402

Capital:
Partners’ capital:
General partner – preferred	78,235	78,235
General partner – common	14,589,700	13,897,274
Limited partners – common	186,683	48,189
Limited partners – Class A common	245,991	-
Total partners’ capital	15,100,609	14,023,698
Noncontrolling interests	3,320,227	1,159,901
Total capital	18,420,836	15,183,599
Total liabilities and capital	$31,394,767	$25,775,001

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental	$1,536,117	$1,178,609	$1,227,975
Rental recoveries	437,070	348,740	331,518
Strategic capital	210,362	219,871	179,472
Development management and other	13,525	13,567	11,521
Total revenues	2,197,074	1,760,787	1,750,486
Expenses:
Rental	543,214	430,787	451,938
Strategic capital	88,418	96,496	89,279
General and administrative	238,199	247,768	229,207
Depreciation and amortization	880,373	642,461	648,668
Other	66,698	23,467	26,982
Total expenses	1,816,902	1,440,979	1,446,074

Operating income	380,172	319,808	304,412

Other income (expense):
Earnings from unconsolidated entities, net	159,262	134,288	97,220
Interest expense	(301,363)	(308,885)	(379,327)
Interest and other income, net	25,484	25,768	26,948
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	758,887	725,790	597,656
Foreign currency and derivative gains (losses) and related amortization, net	12,466	(17,841)	(33,633)
Losses on early extinguishment of debt, net	(86,303)	(165,300)	(277,014)
Total other income	568,433	393,820	31,850
Earnings before income taxes	948,605	713,628	336,262
Total income tax expense (benefit)	23,090	(25,656)	106,733
Earnings from continuing operations	925,515	739,284	229,529
Discontinued operations:
Income attributable to disposed properties and assets held for sale	-	-	6,970
Net gains on dispositions, including taxes	-	-	116,550
Total discontinued operations	-	-	123,520
Consolidated net earnings	925,515	739,284	353,049
Less net earnings attributable to noncontrolling interests	44,950	100,900	8,920
Net earnings attributable to controlling interests	880,565	638,384	344,129
Less preferred unit distributions	6,651	7,431	18,391
Loss on preferred unit redemption/repurchase	-	6,517	9,108
Net earnings attributable to common unitholders	$873,914	$624,436	$316,630
Weighted average common units outstanding – Basic	525,912	501,349	487,936
Weighted average common units outstanding – Diluted	533,944	506,391	491,546
Net earnings per unit attributable to common unitholders – Basic:
Continuing operations	$1.66	$1.25	$0.40
Discontinued operations	-	-	0.25
Net earnings per unit attributable to common unitholders – Basic	$1.66	$1.25	$0.65
Net earnings per unit attributable to common unitholders – Diluted:
Continuing operations	$1.64	$1.24	$0.39
Discontinued operations	-	-	0.25
Net earnings per unit attributable to common unitholders – Diluted	$1.64	$1.24	$0.64

Distributions per common unit	$1.52	$1.32	$1.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Consolidated net earnings	$925,515	$739,284	$353,049
Other comprehensive income (loss):
Foreign currency translation losses, net	(208,901)	(171,401)	(234,680)
Unrealized gains (losses) and amortization on derivative contracts, net	(17,457)	(6,498)	19,590
Comprehensive income	699,157	561,385	137,959
Net earnings attributable to noncontrolling interests	(44,950)	(100,900)	(8,920)
Other comprehensive loss attributable to noncontrolling interest	32,862	12,666	12,261
Comprehensive income attributable to common unitholders	$687,069	$473,151	$141,300

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	interests	Total
Balance at January 1, 2013	21,300	$582,200	461,770	$12,486,817	1,893	$51,194	-	$-	$653,125	$13,773,336
Consolidated net earnings	-	-	-	342,921	-	1,208	-	-	8,920	353,049
Effect of equity compensation plans	-	-	1,351	93,705	-	-	-	-	-	93,705
Issuance of units in exchange for contribution of equity offering proceeds	-	-	35,650	1,437,697	-	-	-	-	-	1,437,697
Redemption of preferred units	(19,300)	(482,200)	-	(515)	-	-	-	-	-	(482,715)
Issuance of warrant by Prologis, Inc.	-	-	-	32,359	-	-	-	-	-	32,359
Capital contributions	-	-	-		-	-	-	-	146,130	146,130
Settlement of noncontrolling interests	-	-	28	(7,868)	-	-	-	-	(242,745)	(250,613)
Foreign currency translation losses, net	-	-	-	(221,633)	-	(786)	-	-	(12,261)	(234,680)
Unrealized gains and amortization on derivative contracts, net	-	-	-	19,521	-	69	-	-	-	19,590
Distributions and allocations	-	-	-	(571,846)	(126)	(3,476)	-	-	(136,083)	(711,405)
Balance at December 31, 2013	2,000	$100,000	498,799	$13,611,158	1,767	$48,209	-	$-	$417,086	$14,176,453
Consolidated net earnings	-	-	-	636,183	-	2,201	-	-	100,900	739,284
Effect of equity compensation plans	-	-	1,383	88,438	-	450	-	-	-	88,888
Issuance of units in exchange for contribution of at-the-market offering proceeds	-	-	3,316	140,135	-	-	-	-	-	140,135
Repurchase of preferred units	(435)	(21,765)	-	(5,878)	-	-	-	-	-	(27,643)
Issuance of units in exchange for proceeds from exercise of warrant	-	-	6,000	213,840	-	-	-	-	-	213,840
Formation of Prologis U.S. Logistics Venture	-	-	-	13,721	-	-	-	-	442,251	455,972
Consolidation of Prologis North American Industrial Fund	-	-	-	12,507	-	-	-	-	554,493	567,000
Capital contributions	-	-	-	-	-	-	-	-	14,464	14,464
Settlement of noncontrolling interests	-	-	-	33,803	-	-	-	-	(36,243)	(2,440)
Foreign currency translation losses, net	-	-	-	(167,950)	-	(548)	-	-	(12,666)	(181,164)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(9,219)	-	(23)	-	-	-	(9,242)
Distributions and allocations	-	-	-	(669,464)	-	(2,100)	-	-	(320,384)	(991,948)
Balance at December 31, 2014	1,565	$78,235	509,498	$13,897,274	1,767	$48,189	-	$-	$1,159,901	$15,183,599
Consolidated net earnings	-	-	-	869,439	-	7,733	-	3,393	44,950	925,515
Effect of equity compensation plans	-	-	1,475	57,469	303	26,234	-		-	83,703
Issuance of units in exchange for contribution of at-the-market offering proceeds	-	-	1,662	71,548	-	-	-	-	-	71,548
Issuance of units upon conversion of exchangeable debt	-	-	11,872	502,732	-	-	-	-	-	502,732
Issuance of units related to KTR acquisition	-	-	-	-	4,500	181,170	-		-	181,170
Issuance of units related to other acquisitions				-	157	6,534	8,894	365,036		371,570
Capital contributions	-	-	-	-	-	-	-	-	2,355,596	2,355,596
Foreign currency translation losses, net	-	-	-	(173,852)	-	(1,520)	-	(667)	(32,862)	(208,901)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(17,240)	-	(151)	-	(66)	-	(17,457)
Reallocation of capital	-	-	-	186,918	-	(70,965)	-	(115,953)	-	-
Distributions and other	-	-	5	(804,588)	(16)	(10,541)	-	(5,752)	(207,358)	(1,028,239)
Balance at December 31, 2015	1,565	$78,235	524,512	$14,589,700	6,711	$186,683	8,894	$245,991	$3,320,227	$18,420,836

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Consolidated net earnings	$925,515	$739,284	$353,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(59,619)	(14,392)	(12,080)
Equity-based compensation awards	53,665	57,478	49,239
Depreciation and amortization	880,373	642,461	664,007
Earnings from unconsolidated entities, net	(159,262)	(134,288)	(97,220)
Distributions from unconsolidated entities	144,045	117,938	68,319
Net changes in operating receivables from unconsolidated entities	(38,185)	(7,503)	7,540
Amortization of debt and deferred financing costs	(31,841)	(7,324)	(24,641)
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(758,887)	(725,790)	(715,758)
Losses on early extinguishment of debt, net	86,303	165,300	277,014
Unrealized foreign currency and derivative losses (gains) and related amortization, net	(1,019)	22,571	28,619
Deferred income tax benefit	(5,057)	(87,240)	(20,067)
Increase in accounts receivable and other assets	(64,749)	(93)	(12,912)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(7,872)	(63,871)	(80,120)
Net cash provided by operating activities	963,410	704,531	484,989
Investing activities:
Real estate development activity	(1,339,904)	(1,064,220)	(853,082)
Real estate acquisitions	(890,183)	(612,330)	(514,611)
KTR acquisition, net of cash received	(4,809,499)	-	-
Tenant improvements and lease commissions on previously leased space	(154,564)	(133,957)	(145,424)
Nondevelopment capital expenditures	(83,351)	(78,610)	(82,610)
Proceeds from dispositions and contributions of real estate properties	2,795,249	2,285,488	5,409,745
Investments in and advances to unconsolidated entities	(474,420)	(739,635)	(1,221,155)
Acquisition of a controlling interest in unconsolidated co-investment ventures, net of cash received	-	(590,390)	(678,642)
Return of investment from unconsolidated entities	170,025	244,306	411,853
Proceeds from repayment of notes receivable backed by real estate	9,866	188,000	-
Proceeds from the settlement of net investment hedges	129,149	31,409	8,842
Payments on the settlement of net investment hedges	(981)	(18,370)	(994)
Net cash provided by (used in) investing activities	(4,648,613)	(488,309)	2,333,922
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	90,258	378,247	1,505,791
Distributions paid on common and preferred units	(820,989)	(674,344)	(580,862)
Repurchase and redemption of preferred units	-	(27,643)	(482,500)
Noncontrolling interests contributions	2,355,367	468,280	145,522
Noncontrolling interests distributions	(199,845)	(313,272)	(113,928)
Purchase of noncontrolling interests	(2,163)	(2,440)	(245,803)
Debt and capital issuance costs paid	(32,012)	(23,420)	(77,017)
Net payments on credit facilities	(7,970)	(717,369)	(93,075)
Repurchase and payments of debt	(3,156,294)	(4,205,806)	(6,012,433)
Proceeds from issuance of debt	5,381,862	4,779,950	3,588,683
Net cash provided by (used in) financing activities	3,608,214	(337,817)	(2,365,622)

Effect of foreign currency exchange rate changes on cash	(9,623)	(18,842)	(62,970)
Net increase (decrease) in cash and cash equivalents	(86,612)	(140,437)	390,319
Cash and cash equivalents, beginning of year	350,692	491,129	100,810
Cash and cash equivalents, end of year	$264,080	$350,692	$491,129

See Note 19 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership”). Through the Operating Partnership, we are engaged in the ownership, acquisition, development and management of industrial properties in global and regional markets throughout the Americas, Europe and Asia. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership of industrial properties. Our Strategic Capital segment represents the management of co-investment ventures and other unconsolidated entities. See Note 18 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and Operating Partnership collectively.

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2015, the Parent owned an approximate 97.12% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.88% common limited partnership interests, which include 8.9 million units of Class A common limited partnership units (“Class A Units”) in the Operating Partnership, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the Operating Partnership is determined based on the number of Operating Partnership units owned as compared to total Operating Partnership units outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the Operating Partnership to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity and Reallocation of Capital.

As the sole general partner of the Operating Partnership, the Parent has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership and we operate the Parent and the Operating Partnership as one enterprise. The management of the Parent consists of the same members as the management of the Operating Partnership. These members are officers of the Parent and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, the Parent consolidates the Operating Partnership. Because the Parent’s only significant asset is its investment in the Operating Partnership, the assets and liabilities of the Parent and the Operating Partnership are the same on their respective financial statements.

Information with respect to the square footage, number of buildings and acres of land is unaudited

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The accompanying Consolidated Financial Statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.

We consolidate all entities that are wholly owned and those in which we own less than 100% of the equity but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

For entities that are not defined as variable interest entities, we first consider whether we are the general partner or the limited partner (or the equivalent in such investments that are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such entities do not have rights that would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating or kick-out rights, we apply the equity method of accounting since as the general partner we have the ability to influence the venture. For ventures for which we are a limited partner or our investment is in an entity that is not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners. In instances where the factors indicate that we control the venture, we consolidate the entity.

Reclassifications. Certain amounts included in the Consolidated Financial Statements for 2014 and 2013 have been reclassified to conform to the 2015 financial statement presentation.

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

The functional currencies of our consolidated subsidiaries and unconsolidated entities generally include the Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen and Singapore dollar. We take part in business transactions denominated in these and other local currencies where we operate.

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets (“AOCI”). Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect at the date of the transaction. We translate our share of the net earnings or losses of our unconsolidated entities whose functional currency is not the U.S. dollar at the average exchange rate for the period.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature and then the adjustment is reflected as a cumulative translation adjustment in AOCI.

Business Combinations. When we acquire a business or individual operating properties, we allocate the purchase price to the various components of the acquisition based on the fair value of the acquired assets and assumed liabilities, including an allocation to the individual buildings acquired. We generally acquire operating properties that meet the definition of a business and we expense transaction costs as incurred. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, not to exceed one year.

When we obtain control of an unconsolidated entity, we account for the acquisition in accordance with the guidance for a business combination achieved in stages. We remeasure our previously held interest in the unconsolidated entity at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings at the acquisition date.

We allocate the purchase price using primarily Level 2 and Level 3 inputs (further defined in Fair Value Measurements below) as follows:

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

Intangible Assets. We determine the portion of the purchase price related to intangible assets as follows:

•

In-Place Leases. We calculate the fair value of in place leases in each of the applicable markets. The value is recorded in Other Assets and amortized over the remaining life of the respective leases to amortization expense.

•

Above and Below Market Leases. We recognize an asset or liability for acquired leases with favorable or unfavorable rents based on our estimate of current market rents of the applicable markets. The value is recorded in either Other Assets or Other Liabilities, as appropriate, and is amortized over the term of the respective leases, including any bargain renewal options, to rental revenue.

Debt. We estimate the fair value of debt based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities. In the case of publicly traded debt, we estimate the fair value based on available market data. Any discount or premium to the principal amount is included in the carrying value and amortized to interest expense over the remaining term of the related debt using the effective interest method.

Noncontrolling Interests. We estimate the portion of the fair value of the net assets owned by third parties based on the fair value of the consolidated net assets, principally real estate properties and debt.

Working Capital. We estimate fair value of other acquired assets and assumed liabilities on the best information available.

Fair Value Measurements. The objective of fair value is to determine the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize on disposition. The fair value hierarchy consists of three broad levels:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

Recurring Fair Value Measurements. We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes as follows:

•

Debt. We estimate the fair value of our senior notes and exchangeable senior notes for disclosure purposes based on quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimate the fair value of our credit facilities, term loans, secured mortgage debt and assessment bonds by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3).

•

Derivatives. We determine the fair value of our derivative instruments using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. We determine the fair values of our interest rate swaps using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. We base the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. We base the fair values of our net investment hedges on the change in the spot rate at the end of the period as compared with the strike price at inception.

We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assess the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nonrecurring Fair Value Measurements. Assets measured at fair value on a nonrecurring basis generally consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges related to our change of intent to sell the investments and through our recoverability analysis discussed below. We estimate fair value based on expected sales prices in the market (Level 2).

Long-Lived Assets.

Real Estate Assets. Real estate assets are carried at depreciated cost. We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis of real estate assets. We expense costs for repairs and maintenance of the real estate assets as incurred.

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, and rehabilitation; if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. We capitalize transaction costs relates to the acquisition of land for future development. We capitalize costs incurred to successfully originate a lease that result directly from and are essential to acquire that lease, including internal costs that are incremental and identifiable as leasing activities. Leasing costs that meet the requirements for capitalization are presented as a component of Other Assets.

We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation commences when the asset is ready for its intended use, which we define as the earlier of stabilization (90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to ground leases over the shorter of the estimated building improvement life or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term based on square feet for all leases, in effect at December 31, 2015, was six years.

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

We estimate the future undiscounted cash flows based on our intent as follows:

•

for real estate properties that we intend to hold long-term; including land held for development, properties currently under development and operating buildings; recoverability is assessed based on the estimated undiscounted future net rental income from operating the property and the terminal value, including anticipated costs to develop;

•

for real estate properties we intend to sell, including properties currently under development and operating buildings; recoverability is assessed based on proceeds from disposition that are estimated based on future net rental income of the property, expected market capitalization rates and anticipated costs to develop;

•	for land parcels we intend to sell, recoverability is assessed based on estimated proceeds from disposition; and

•

for costs incurred related to the potential acquisition of land or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur at the measurement date.

Assets Held for Sale or Contribution. We classify a property as held for sale or contribution when certain criteria are met, in accordance with GAAP. Assets classified as held for sale are expected to be sold to a third party and assets classified as held for contribution are newly developed assets we intend to contribute to our unconsolidated co-investment ventures or to a third party. At such time, the respective assets and liabilities are presented separately in the Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale or contribution are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

Discontinued Operations. Under new accounting guidance issued in 2014, only disposals of a component of an entity, or a group of components of an entity, representing a strategic shift in operations would be presented as discontinued operations. Under this guidance, none of our property dispositions qualified as discontinued operations in 2015 or 2014. However, the results of operations for real estate properties sold in 2013 or held for sale at the end of the year were shown under Discontinued Operations in the Consolidated Statements of Income following the previous accounting standard.

Investments in Unconsolidated Entities. We present our investments in certain entities under the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments (including advances) in the balance sheet at our cost, including formation costs and net of deferred gains from the contribution of properties, if applicable. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized and accumulated other comprehensive income or loss, distributions received, contributions made and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

Cash and Cash Equivalents. We consider all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions. Cash balances may be invested in money market accounts that are not insured. We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

Derivative Financial Instruments. We may use derivative financial instruments for the purpose of managing foreign currency exchange rate and interest rate risk. We do not use derivative financial instruments for trading or speculative purposes. All of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk. Our use of derivatives involves the risk that counterparties may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. We enter into master agreements with counterparties that generally allow for netting of certain exposures; thereby significantly reducing the actual loss that would be incurred should a counterparty fail to perform its contractual obligations. To

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. On the basis of these factors, we consider the risk of counterparty default to be minimal.

We recognize all derivatives at fair value within the line items Other Assets or Other Liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are designated as, and qualify as, hedging instruments. For derivatives that will be accounted for as hedging instruments, at inception of the transaction, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, the effectiveness of our hedging transactions. The ineffective portion of a derivative financial instrument's change in fair value, if any, is immediately recognized in earnings. We also use derivatives that are not designated as hedges (and may not meet the hedge accounting requirements) to manage our exposure to foreign currency fluctuations. Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations are recorded in AOCI. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated or did not qualify as hedging instruments are immediately recognized in earnings. For cash flow hedges, we reclassify changes in the fair value of derivatives into the applicable line item in the Consolidated Statements of Income in which the hedged items are recorded in the same period that the underlying hedged items affect earnings.

Foreign Currency. We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. In certain circumstances, we may issue debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact of the translation from the fluctuations in exchange rates, we may designate the debt as a nonderivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. To the extent we have an effective hedging relationship, we report all changes in fair value of the hedged portion of the nonderivative financial instruments and net investment hedges in equity in the foreign currency translation component of AOCI. These amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI. The changes in fair value of the portion of the nonderivative financial instruments that are not designated as hedges are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Income. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred.

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the translation of our projected net operating income of our international subsidiaries, principally in Canada, Europe and Japan. Put option contracts provide us with the option to exchange foreign currency for U.S. dollars at a fixed exchange rate if the foreign currency were to depreciate against the U.S. dollar. Call option contracts create an obligation to exchange foreign currency for U.S. dollars at a fixed exchange rate if the foreign currency were to appreciate against the U.S. dollar. Collar option contracts combine the put and call options into one contract to effectively lock in a range around the rate at which net operating income of our subsidiaries will be translated into U.S. dollars. Foreign currency option contracts are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of non-hedge designated derivatives are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net.

We may also use foreign currency forwards designed as cash flow hedges to mitigate foreign currency exchange rate risk associated with payments in a currency that is not the functional currency of our foreign subsidiaries. To the extent we have an effective hedging relationship, we report all changes in fair value of the hedged portion of the foreign currency forwards cash flow hedges in AOCI. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred.

Interest Rate. Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. We primarily accomplish this by issuing fixed rate debt with staggering maturities. We may enter into interest rate swap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances, or interest rate cap agreements, which allow us to minimize the impact of increases in interest rates. We typically designate our interest rate swap and interest rate cap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on variable rate debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically 10 years or less. We have entered into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount.

We report the effective portion of the gain or loss on the derivative as a component of AOCI, and reclassify it to Interest Expense in the Consolidated Statements of Income over the corresponding period of the hedged item. To the extent the hedged debt is paid off early, we write off the remaining balance in AOCI and we recognize the amount in Gains (Losses) on Early Extinguishment of Debt, Net in the Consolidated Statements of Income. We recognize losses on a derivative representing hedge ineffectiveness in Interest Expense at the time the ineffectiveness occurred.

Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income to noncontrolling interests based on the weighted-average ownership interest during the period. The net income that is not attributable to us is reflected in the line item Less Net Earnings Attributable to Noncontrolling Interests. We do not recognize a gain or loss on transactions with a consolidated entity in which we do not own 100% of the equity, but we reflect the difference in cash received or paid from the noncontrolling interests carrying amount as paid-in-capital.

Certain limited partnership interests are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest.

Costs of Raising Capital. We treat costs incurred in connection with the issuance of common and preferred stock as a reduction to additional paid-in capital. We capitalize costs incurred in connection with the issuance of debt, other than our credit facilities, as a direct deduction of Debt and amortize those costs to interest expense over the term of the related debt. We capitalize costs related to our credit facilities, as defined in Note 9, in Other Assets. Costs associated with debt modifications are expensed when incurred.

AOCI. For the Parent, we include AOCI as a separate component of stockholders' equity in the Consolidated Balance Sheets. For the Operating Partnership, AOCI is included in partners’ capital in the Consolidated Balance Sheets. Any reference to AOCI in this document is referring to the component of stockholders’ equity for the Parent and partners’ capital for the Operating Partnership.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition.

Rental Revenue. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers. We reflect amounts recovered from customers as revenue in the period that the applicable expenses are incurred. We make a provision for possible loss if the collection of a receivable balance is considered doubtful.

Strategic Capital Revenue. Strategic capital revenue includes revenue we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development, construction, financing, legal and tax services provided. We may also earn incentive returns (called “promotes”) based on third-party investor returns over time, which may be during the duration of the venture or at the time of liquidation. We recognize fees when they are earned, fixed and determinable. We report these fees in Strategic Capital Revenue. The fees we earn to develop properties within these ventures are reflected in Development Management and Other Revenue on a percentage of completion basis.

We also earned fees from ventures that we consolidate. Upon consolidation these fees were eliminated from our earnings and the third party share of these fees were recognized as a reduction of Net Earnings Attributable to Noncontrolling Interests.

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

When a property that we originally contributed to an unconsolidated entity is disposed of to a third party, we recognize the amount of the gain we previously deferred, along with our proportionate share of the gain recognized by the unconsolidated entity. If our ownership interest in an unconsolidated entity decreases and the decrease is expected to be permanent, we recognize the amounts relating to previously deferred gains to coincide with our new ownership interest.

Rental Expenses. Rental expenses primarily include the cost of our property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes.

Strategic Capital Expenses. Strategic capital expenses generally include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Strategic Capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by property management personnel who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio, which include properties we consolidate and those we manage that are owned by the unconsolidated co-investment ventures. We allocate the costs of our property management to the properties we consolidate (included in Rental Expenses) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses) by using the square feet owned by the respective portfolios.

Equity-Based Compensation. We account for equity-based compensation by measuring the cost of employee services received in exchange for an award of an equity instrument based on the fair value of the award on the grant date. We recognize the cost of the award on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

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

We evaluate tax positions taken in the Consolidated Financial Statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities.

We recognize deferred income taxes in certain taxable entities. For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis in assets and liabilities. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and assumed liabilities at the estimated fair value at the date of acquisition. For our taxable subsidiaries, including certain international jurisdictions, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible and intangible assets at the date of acquisition. Any subsequent increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, related to tax uncertainties acquired, are reflected in earnings.

Deferred income tax expense is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes) and the utilization of tax net operating losses (“NOL”) generated in prior years that had been previously recognized as deferred income tax assets. We provide for a valuation allowance for deferred income tax assets if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred income tax asset is included in deferred tax expense.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

New Accounting Pronouncements. In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We early adopted this standard at September 30, 2015, including business combinations with open measurement periods for which the accounting had not been finalized at September 30, 2015. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

In April 2015, the FASB issued an accounting standard update that requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We early adopted this standard at December 31, 2015, and applied its provisions retrospectively. The adoption resulted in the reclassification of $52.3 million and $43.2 million of unamortized debt issuance costs from Other Assets to Debt at December 31, 2015 and December 31, 2014, respectively.

In February 2015, the FASB issued an accounting standard update that amends the consolidation requirements in existing GAAP. Under the update, all entities, including limited partnerships and similar legal entities, are now within the scope of consolidation guidance, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate variable interest entities (“VIEs”). It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted and allows for either a full retrospective or a modified retrospective adoption approach. We plan to adopt the standard on its required effective date of January 1, 2016. We are finalizing our analysis, but we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

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

Note 3. Business Combinations

Acquisition of KTR Capital Partners and Its Affiliates

On May 29, 2015, we acquired the high quality real estate assets and operating platform with high profile customers and comparable market composition to ours from KTR Capital Partners and its affiliates (“KTR”). The portfolio consisted of 315 operating properties, aggregating 59 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated build out of 6.8 million square feet. The properties were acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture (“USLV”), of which we own 55%. The acquisition was funded through cash (which included the contribution of $2.3 billion from our venture partner and the proceeds of newly issued debt by us, as detailed in Note 9), the assumption of secured mortgage debt and the issuance of 4.5 million common limited partnership units in the Operating Partnership. We incurred $24.7 million of acquisition costs during the second quarter of 2015, which are included in Other Expense.

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

The allocation of the purchase price was as follows (in thousands):

Investments in real estate properties	$5,440,923
Intangible assets, net of intangible liabilities	332,708
Accounts receivable and other assets	7,632
Debt, including premium	(735,172)
Accounts payable, accrued expenses and other liabilities	(55,422)
Total estimated purchase price	4,990,669
Our venture partner’s share of purchase price	(2,253,234)
Common limited partnership units issued in the Operating Partnership	(181,170)
Prologis share of cash purchase price	$2,556,265

The following unaudited pro forma financial information presents our results as though the KTR acquisition had been completed on January 1, 2014. The pro forma information does not reflect the actual results of operations had the transaction actually been completed on January 1, 2014, and it is not indicative of future operating results. The results for the year ended December 31, 2015, include approximately seven months of actual results for the acquisition, the acquisition expenses, and five months of pro forma adjustments. Our results of operations in 2015 include rental revenue and rental expenses of the properties acquired of $235.7 million and $56.9 million, respectively, representing the period from acquisition through December 31, 2015.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following amounts are in thousands, except per share amounts:

	2015	2014
Total revenues	$2,358,643	$2,064,724
Net earnings attributable to common stockholders	$866,753	$537,861
Net earnings per share attributable to common stockholders – Basic	$1.66	$1.08
Net earnings per share attributable to common stockholders – Diluted	$1.65	$1.07

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

Acquisition of a Controlling Interest in Prologis North American Industrial Fund

During 2014, we increased our ownership in Prologis North American Industrial Fund (“NAIF”) from 23.1% to 66.1% by acquiring the equity units from all but one partner for an aggregate of $679.0 million. This included the acquisition of $46.8 million of equity units on October 20, 2014, that resulted in our gaining control over NAIF, based on the rights of the limited partners, and therefore we began consolidating NAIF at that date. We recognized a gain of $201.3 million in Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net.

The total purchase price was $1.1 billion, which included our investment in NAIF at the time of consolidation. The adjustments finalizing the purchase price allocation during the measurement period were not considered to be material to our financial position or results of operations.

The allocation of the purchase price was as follows (in thousands):

Investments in real estate properties	$2,658,252
Intangible assets, net of intangible liabilities	138,185
Cash	87,780
Accounts receivable and other assets	5,664
Debt, including premium	(1,195,213)
Accounts payable, accrued expenses and other liabilities	(57,655)
Noncontrolling interests	(554,493)
Total purchase price	$1,082,520

Our results of operations for 2014 included rental revenue and rental expenses of the properties acquired in the NAIF acquisition of $49.2 million and $13.3 million, respectively, offset by the impact of noncontrolling interests.

2013 Acquisitions of Controlling Interests in Unconsolidated Co-Investment Ventures

During 2013, we acquired real estate from three unconsolidated co-investment ventures through the conclusion of the venture or the acquisition of our partner’s interest. In connection with these transactions, we remeasured our equity investment to fair value and recognized gains of $34.8 million in Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net. The fair value was primarily based on external valuations.

•

On October 2, 2013, we acquired our partner’s 78.4% interest in the unconsolidated co-investment venture Prologis SGP Mexico and concluded the venture. The allocation of net assets acquired was $409.5 million in real estate properties, $4.0 million of net other assets and $158.4 million in debt. All properties acquired in the transaction were contributed in June 2014 to an unconsolidated co-investment venture in Mexico, as discussed in Note 4.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Real Estate

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet and Acres (1)		Number of Buildings (1)
	2015	2014	2015	2014	2015	2014
Industrial operating properties:
Improved land	-	-	-	-	$5,874,052	$4,227,637
Buildings and improvements	333,830	282,282	1,872	1,607	17,861,693	14,407,815
Development portfolio, including land costs:
Prestabilized	12,598	7,448	28	24	918,099	547,982
Properties under development	19,630	22,844	63	55	954,804	925,998
Land	7,404	9,017	-	-	1,359,794	1,577,786
Other real estate investments (2)					552,926	502,927
Total investments in real estate properties					27,521,368	22,190,145
Less accumulated depreciation					3,274,284	2,790,781
Net investments in real estate properties					$24,247,084	$19,399,364

(1)	Items indicated by ‘- -‘ are not applicable.

(2)

Included in other real estate investments are: (i) certain non-industrial real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) infrastructure costs related to projects we are developing on behalf of others; (v) earnest money deposits associated with potential acquisitions and (vi) costs related to future development projects, including purchase options on land.

At December 31, 2015, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity for the years ended December 31 (dollars and square feet in thousands):

	2015	2014	2013
Acquisitions of operating properties from unconsolidated co-investment ventures
Number of industrial operating properties	-	231	58
Square feet	-	45,663	16,319
Real estate acquisition value	$-	$2,658,252	$1,141,128
Gains on revaluation of equity investments upon acquisition of a controlling interest	$-	$201,319	$34,787

Acquisitions of operating properties from third parties
Number of industrial operating properties	52	8	12
Square feet	7,375	1,004	3,262
Real estate acquisition value	$829,598	$78,314	$146,331

The table above does not include the properties acquired in the KTR acquisition, as this transaction is explained in Note 3.

Dispositions

The following table summarizes our real estate disposition activity for the years ended December 31 (dollars and square feet in thousands):

	2015	2014	2013
Continuing operations
Contributions to unconsolidated co-investment ventures
Number of properties	31	126	254
Square feet	8,355	25,247	71,503
Net proceeds (1)	$835,385	$1,825,311	$6,479,707
Net gains on contributions (1)	$148,987	$188,268	$555,196
Dispositions to third parties
Number of properties	136	145	-
Square feet	23,024	19,856	-
Net proceeds (1)	$2,352,645	$1,365,318	$177,273
Net gains on dispositions (1)	$609,900	$336,203	$7,673

Discontinued operations
Number of properties	-	-	89
Square feet	-	-	9,196
Net proceeds from dispositions	$-	$-	$608,286
Net gains on dispositions, including related impairment charges and taxes (2)	$-	$-	$116,550

(1)	Includes land parcels.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	We recorded $1.2 million of income tax expense in 2013 related to the disposition of properties in discontinued operations.

Detail of Significant Transactions with Co-Investment Ventures (Related Parties)

Below are the significant contributions to our co-investment ventures, which are also included in the table above. We had no significant contributions in 2015.

In the second quarter of 2014, we launched the initial public offering of FIBRA Prologis, a Mexican REIT. In connection with the offering, FIBRA Prologis purchased 177 properties aggregating 29.7 million square feet (12.6 million square feet related to our wholly owned portfolio, 7.6 million square feet from our consolidated co-investment venture Prologis Mexico Fondo Logistico (“AFORES”) and 9.5 million square feet from our unconsolidated co-investment venture Prologis Mexico Industrial Fund). Also in 2014, AFORES contributed its remaining operating properties and the balance of its secured debt to FIBRA Prologis in two separate transactions. The difference between the amount received and the noncontrolling interests balance related to the properties contributed was $34.6 million, and was adjusted through equity with no gain or loss recognized. On the basis of this transaction, we recognized a gain on disposition of investments in real estate of $52.5 million; current tax expense of $32.4 million; deferred tax benefit of $55.5 million; and earnings attributable to noncontrolling interest of $61.0 million.

In the first quarter of 2013, we completed the initial public offering of Nippon Prologis REIT, Inc. (“NPR”), a publicly traded company listed on the Tokyo Stock Exchange. NPR acquired a portfolio of 12 properties totaling 9.6 million square feet from us for an aggregate purchase price of ¥173 billion ($1.9 billion). As a result of this transaction, we recognized a gain on disposition of investments in real estate of $337.9 million, net of a $59.6 million deferral due to our ongoing investment.

Also during the first quarter of 2013, we closed Prologis European Logistics Partners Sàrl (“PELP”), a European joint venture with Norges Bank Investment Management (“NBIM”). The venture acquired a portfolio from us for approximately €2.3 billion ($3.0 billion) consisting of 195 properties and 48.7 million square feet in Europe. As a result of this transaction, we recognized a gain on disposition of investments in real estate of $1.8 million, net of a deferred gain due to our ongoing investment. In connection with the closing, a warrant NBIM received at signing to acquire six million shares of our common stock with a strike price of $35.64 became exercisable. We used a Black-Scholes pricing model to value the warrant and this value was included as consideration in the overall result of the transaction. In the fourth quarter of 2014, NBIM exercised the warrant for an aggregate strike price of $213.8 million.

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our weighted average lease term, based on square feet for all leases in effect at December 31, 2015, was six years. Our largest customer and 25 largest customers accounted for 4.5% and 20.0%, respectively, of our net effective rent (“NER”) at December 31, 2015. We calculate NER using the estimated total cash to be received over the term of the lease (including base rent and expense reimbursements) divided by the lease term to determine the amount of rent and expense reimbursements received per year.

The following table summarizes our minimum lease payments on leases with lease periods greater than one year for space in our operating properties, pre-stabilized development properties and leases of land subject to ground leases at December 31, 2015 (in thousands):

2016	$1,565,119
2017	1,372,310
2018	1,131,572
2019	886,821
2020	711,827
Thereafter	2,456,484
Total	$8,124,133

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses.

Lease Commitments

We have entered into operating ground leases as a lessee on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 74 years. The following table summarizes our future minimum rental payments under non-cancelable operating leases in effect at December 31, 2015 (in thousands):

2016	$32,183
2017	29,540
2018	27,769
2019	25,144
2020	24,116
Thereafter	220,625
Total	$359,377

Note 5. Unconsolidated Entities

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes our investments in and advances to our unconsolidated entities at December 31 (in thousands):

	2015	2014
Unconsolidated co-investment ventures	$4,585,427	$4,665,918
Other ventures	170,193	158,806
Totals	$4,755,620	$4,824,724

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2015	2014	2015	2014
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”) (1)	22.5%	24.3%	$689,408	$712,044
FIBRA Prologis (2) (3)	45.9%	45.9%	569,800	589,627
Prologis Brazil Logistics Partners Fund I, L.P. (“Brazil Fund”) and related joint ventures (4)	various	various	216,668	235,496
Prologis Targeted Europe Logistics Fund, FCP-FIS (“PTELF”) (1)	41.6%	43.2%	480,401	458,702
Prologis European Properties Fund II, FCP-FIS	31.3%	31.1%	410,984	488,503
Europe Logistics Venture 1, FCP-FIS (“ELV”) (5)	15.0%	15.0%	53,960	56,127
Prologis European Logistics Partners Sàrl (5)	50.0%	50.0%	1,762,291	1,769,720
Nippon Prologis REIT, Inc. (“NPR”) (6) (7)	15.1%	15.1%	300,822	303,178
Prologis China Logistics Venture I, LP and II, LP (Prologis China Logistics Venture) (5)	15.0%	15.0%	101,093	52,521
Totals			$4,585,427	$4,665,918

(1)

In December 2015, we submitted redemption requests for a portion of our investment in PTELF and USLF for €185.0 million ($201.4 million at December 31, 2015) and $200.0 million, respectively. We expect the requests to close in the second quarter of 2016 and they will be fulfilled by other investors so our ownership percentage will decrease.

(2)	At December 31, 2015, we owned 291.1 million units of FIBRA Prologis that had a closing price of Ps 26.12 ($1.51) per unit on the Mexican Stock Exchange.

(3)	We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(4)

We have a 50% ownership interest in and consolidate an entity that in turn owns 50% of several entities that we account for on the equity method. Also, we have additional investments in other unconsolidated entities in Brazil that we account for on the equity method with various ownership interests ranging from 5-50%.

(5)	We have one partner in each of these co-investment ventures.

(6)

At December 31, 2015, we owned 261,310 units of NPR that had a closing price of ¥218,500 ($1,815) per share on the Tokyo Stock Exchange. At December 31, 2015 and 2014, we had receivables from NPR of $85.2 million and $85.9 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties owned by NPR. We have a corresponding payable to NPR’s customers in Other Liabilities.

(7)	For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR.

The amounts recognized in Strategic Capital Revenue and Earnings from Unconsolidated Entities, Net depend on the size and operations of the co-investment ventures, the timing of promotes, as well as fluctuations in foreign currency exchange rates. Our ownership interest in these ventures also impacts the equity in earnings we recognize. The income is reduced by recognized expenses for direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owed by the ventures. The co-investment venture information below represents the venture’s information (not our proportionate share) prepared on a GAAP basis.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize these unconsolidated co-investment ventures at December 31 and for the years ended December 31:

(dollars and square feet in millions)	2015	2014	2013
Americas:
Number of ventures	3	3	4
Number of properties owned	596	590	709
Square feet	89.0	87.1	108.5
Total assets	$6,890	$7,056	$8,004
Third-party debt	$2,090	$2,273	$2,989
Total liabilities	$2,258	$2,414	$3,167
Our investment balance (1)	$1,476	$1,537	$1,194
Our weighted average ownership (2)	29.8%	31.0%	22.7%
Europe:
Number of ventures	4	4	4
Number of properties owned	688	636	571
Square feet	158.3	147.4	132.9
Total assets	$11,343	$11,440	$11,800
Third-party debt	$2,640	$2,621	$2,979
Total liabilities	$3,584	$3,501	$4,095
Our investment balance (1)	$2,707	$2,773	$2,703
Our weighted average ownership (2)	38.9%	38.8%	39.0%
Asia:
Number of ventures	2	2	2
Number of properties owned	66	52	43
Square feet	29.2	26.2	22.9
Total assets	$4,320	$4,120	$4,014
Third-party debt	$1,520	$1,637	$1,697
Total liabilities	$1,751	$1,734	$1,881
Our investment balance (1)	$402	$356	$353
Our weighted average ownership (2)	15.0%	15.0%	15.0%
Totals:
Number of ventures	9	9	10
Number of properties owned	1,350	1,278	1,323
Square feet	276.5	260.7	264.3
Total assets	$22,553	$22,616	$23,818
Third-party debt	$6,250	$6,531	$7,665
Total liabilities	$7,593	$7,649	$9,143
Our investment balance (1)	$4,585	$4,666	$4,250
Our weighted average ownership (2)	31.6%	32.0%	29.2%

(in millions)	2015	2014 (3)	2013 (3)
Americas:
Revenues	$610	$711	$702
Net operating income	$465	$527	$513
Net earnings	$113	$54	$58
Europe:
Revenues	$947	$1,001	$801
Net operating income	$741	$787	$621
Net earnings	$261	$268	$131
Asia:
Revenues	$275	$280	$224
Net operating income	$212	$219	$175
Net earnings	$77	$86	$48
Totals:
Revenues	$1,832	$1,992	$1,727
Net operating income	$1,418	$1,533	$1,309
Net earnings	$451	$408	$237

(1)

The difference between our ownership interest of a venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to a venture ($430.7 million, $322.9 million and $139.6 million at December 31, 2015, 2014 and 2013, respectively); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to a venture.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(3)

We had significant activity with our unconsolidated co-investment ventures in 2014 and 2013 as explained in both Note 3 and Note 4. We formed and invested in FIBRA Prologis in 2014. In connection with this transaction, we concluded our unconsolidated co-investment venture in Mexico. We began consolidating NAIF in 2014. During 2013, we concluded three co-investment ventures and we started two new co-investment ventures.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the amounts we recognized in the Consolidated Statements of Income as our share of the earnings and fee revenue from unconsolidated co-investment ventures for the years ended December 31 (in thousands):

	2015	2014	2013
Earnings from unconsolidated co-investment ventures, net:
Americas	$35,966	$8,596	$21,724
Europe	106,656	108,430	63,839
Asia	12,780	14,022	9,091
Total earnings from unconsolidated co-investment ventures, net	$155,402	$131,048	$94,654

Strategic capital revenue and other revenue:
Americas	$59,480	$94,354	$70,642
Europe	112,675	86,487	63,794
Asia	35,453	37,509	42,749
Total strategic capital revenue	207,608	218,350	177,185
Development management and other revenue	7,467	5,424	4,007
Total strategic capital revenue and other revenue	$215,075	$223,774	$181,192

The following table summarizes the promotes earned and recognized in Strategic Capital Revenue and the related cash expense for the years ended December 31 (in thousands):

	2015	2014	2013
Strategic capital revenue
Total promote (1)	$56,637	$42,132	$7,878
Less: Prologis’ share	27,175	10,852	1,512
Net promote recognized (third-party share) in strategic capital revenue	$29,462	$31,280	$6,366
Related cash bonus included in strategic capital expense (2)	$4,700	$4,239	$1,273

(1)

We earned promotes from PELP and ELV in 2015 and USLF in 2014, each based on the venture’s cumulative returns to the investors over the last three years. We earned a promote in connection with the conclusion of Prologis SGP Mexico in 2013.

(2)	This represents the cash bonus paid, in regards to the promotes earned, pursuant to the terms of the Prologis Promote Plan. See Note 13 for more information about this plan.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The venture may obtain financing for the properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make additional contributions of properties or additional cash investments in these ventures through the remaining commitment period.

The following table summarizes the remaining equity commitments at December 31, 2015 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$277	$277	2016 – 2017
Prologis Targeted Europe Logistics Fund (1)	-	326	326	2016 – 2017
Prologis European Properties Fund II (1)	8	38	46	2016
Prologis European Logistics Partners Sàrl (2)	50	50	100	February 2016
Prologis China Logistics Venture (3)	172	973	1,145	2016 and 2017
Total	$230	$1,664	$1,894

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.09 U.S. dollars to the euro.

(2)

The equity commitments for this venture are expected to fund the future repayment of debt that is denominated in British pounds sterling. The commitments will be called in euros and are reported in U.S. dollars using an exchange rate of $1.48 U.S. dollars to the British pounds sterling.

(3)	In January 2016, we reached an agreement with our partner in this venture to increase the equity commitments $882.4 million, of which our share is $132.4 million, to fund future developments in China.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Assets Held for Sale or Contribution and Discontinued Operations

Assets Held for Sale or Contribution

We have classified our investments in certain real estate properties that met the criteria to be classified as held for sale. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures within twelve months of classification as such. The amounts included in held for sale represented real estate investment balances and the related assets and liabilities for each property. Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	2015	2014
Number of operating properties	17	7
Square feet	5,065	457
Total assets held for sale or contribution	$378,423	$43,934
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$6,874	$-

Discontinued Operations

We had no property dispositions that met the criteria for discontinued operations in 2015 or 2014. The following table summarizes income for 2013, attributable to properties disposed of during 2013, or held for sale at December 31, 2013 (in thousands):

Rental revenue and recoveries	$34,105
Rental expenses	(10,633)
Depreciation and amortization	(15,339)
Interest expense	(1,163)
Income attributable to disposed properties and assets held for sale	$6,970

Note 7. Notes Receivable Backed by Real Estate

In February 2015, we received a $197.5 million note backed by real estate in connection with the disposition of real estate to a third party. We earned interest at an annual rate of 2.0%. In February 2016, the note and all accrued interest were paid in full.

In December 2015, we received other notes backed by real estate of $37.6 million in connection with the disposition of real estate to third parties. We earn interest on the notes at an annual rate ranging from 5.5% to 10.0%. The notes have maturity dates ranging from June 2016 to April 2017.

Note 8. Other Assets and Other Liabilities

The following table summarizes our other assets, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2015	2014
Leasing commissions and other in-place lease intangibles	$613,518	$241,557
Rent leveling and above market leases	276,315	224,589
Prepaid assets	107,000	105,093
Fixed assets	94,178	86,927
Accounts receivable	89,611	103,445
Value added taxes receivable	86,115	86,331
Derivative assets	53,579	106,664
Management contracts	46,293	52,896
Other notes receivable	41,262	46,570
Deferred income taxes	14,650	7,887
Other	91,989	94,328
Totals	$1,514,510	$1,156,287

The following table summarizes our other liabilities, net of amortization, if applicable, at December 31 (in thousands):

	2015	2014
Tenant security deposits	$190,160	$169,326
Income tax liabilities	81,125	85,200
Unearned rents	77,730	74,873
Below market leases	55,976	30,651
Deferred income	29,197	16,326
Environmental liabilities	21,484	10,878
Derivative liabilities	13,729	52,740
Value added taxes payable	10,272	13,358
Other	154,702	173,074
Totals	$634,375	$626,426

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expected future amortization of leasing commissions and other in-place lease intangibles into amortization expense of $613.5 million is summarized in the table below. We also expect our above and below market leases and rent leveling net assets, which total a net $220.3 million at December 31, 2015, to be amortized into rental revenue as follows (in thousands):

	Amortization Expense	Net (Increase) Decrease to Rental Revenue
2016	$157,914	$(15,421)
2017	116,958	17,381
2018	82,876	25,903
2019	61,672	28,096
2020	46,599	28,103
Thereafter	147,499	136,277
Totals	$613,518	$220,339

Note 9. Debt

All debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

The following table summarizes our debt at December 31 (dollars in thousands):

	2015		2014
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	-%	$-	-%	$-
Senior notes (3)	3.3%	6,516,392	3.7%	6,046,965
Exchangeable senior notes (4)	-	-	3.7%	456,373
Term loans	2.1%	2,100,009	1.4%	568,037
Other debt (5)	6.2%	15,448	6.2%	16,087
Secured mortgage debt (6)	5.1%	1,172,473	6.1%	1,042,628
Secured mortgage debt of consolidated entities (7)	2.9%	1,822,509	2.5%	1,206,887
Totals	3.2%	$11,626,831	3.7%	$9,336,977

(1)	These interest rates represent the effective interest rates (including amortization of the noncash premiums, discounts or debt issuance costs) at the end of the period for the debt outstanding.

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. currency, principally: euro ($3.4 billion), Japanese yen ($1.1 billion) and Canadian dollar ($0.4 million).

(3)	Notes are due January 2018 to June 2026 and effective interest rates range from 1.5% to 7.6% at December 31, 2015.

(4)	As explained below, this debt was paid off in 2015.

(5)

The balance at December 31, 2015, represents primarily assessment bonds with varying effective interest rates from 4.5% to 7.9% that are due June 2019 to September 2033. The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $780.3 million at December 31, 2015.

(6)

Debt is due May 2016 to December 2025 and effective interest rates range from 0.6% to 7.7% at December 31, 2015. The debt is secured by 175 real estate properties with an aggregate undepreciated cost of $2.9 billion at December 31, 2015.

(7)

Debt is due October 2016 to December 2027 and effective interest rates range from 1.9% to 5.3% at December 31, 2015. The debt is secured by 220 real estate properties with an aggregate undepreciated cost of $3.2 billion at December 31, 2015.

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis up to $2.3 billion at December 31, 2015 (subject to currency fluctuations). The Global Facility is scheduled to mature on July 11, 2017; however, we may extend the maturity date twice, by six months each, subject to satisfaction of certain conditions and payment of extension fees. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50.0 million).

We also have a ¥45 billion ($373.8 million at December 31, 2015) Japanese yen revolver (the “Revolver”) with the ability to increase to ¥56.5 billion ($469.3 million at December 31, 2015) subject to obtaining additional lender commitments. Pricing under the Revolver was consistent with the Global Facility at December 31, 2015. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.” The following table summarizes information about our Credit Facilities at December 31 (in millions):

	2015	2014	2013
For the years ended December 31:
Weighted average daily interest rate	1.1%	1.1%	1.7%
Weighted average daily borrowings	$261	$182	$789
Maximum borrowings outstanding at any month-end	$942	$742	$1,325
At December 31:
Aggregate lender – commitments	$2,662	$2,742	$2,451
Less:
Borrowings outstanding	-	-	726
Outstanding letters of credit	32	35	73
Current availability	$2,630	$2,707	$1,652

Senior Notes

The senior notes are unsecured and our obligations are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. All of the senior notes are redeemable at any time at our option, subject to certain prepayment penalties. Such repurchase and other terms are governed by the provisions of indenture agreements, various note purchase agreements or trust deeds.

During the years ended December 31 we issued the following senior notes (dollars and euros in thousands):

2015	Principal Amount		Stated Interest Rate	Effective Interest Rate	Maturity Date
May 2015 (1)	€700,000	$785,470	1.4%	1.5%	May 2021
October 2015		$750,000	3.8%	4.0%	November 2025

2014
February 2014 (1)	€700,000	$959,420	3.4%	3.5%	February 2024
June 2014 (1)	€500,000	$680,550	3.0%	3.1%	June 2026
October 2014 (1)	€600,000	$756,420	1.4%	1.4%	October 2020

(1)	This debt is denominated in euro and the exchange rate used to calculate into U.S. dollar was the effective rate at the date of the transaction.

Exchangeable Senior Notes

Our exchangeable senior notes were issued by the Operating Partnership and were exchangeable into common stock of the Parent. The accounting for the exchangeable senior notes required us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. At December 31, 2014, we adjusted the derivative instrument to fair value, which was reflected in Other Liabilities. During the reporting periods, any adjustments to the fair value of the derivative were recorded in earnings as Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net. The derivative on the debt instrument was amortized over the remaining term of the exchangeable notes. During March 2015, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of common stock of the Parent and $0.2 million of their notes for cash.

The fair value of the derivative associated with the exchangeable debt was a liability of $51.3 million at December 31, 2014. The fair value of the exchange option was $43.0 million immediately before the exchange in March 2015. When the debt was exchanged into common stock, the value of the derivative associated with the debt was reclassified to Additional Paid-In Capital. We recognized unrealized gains of $8.3 million during the first quarter of 2015 and unrealized losses of $10.3 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively, on the change in fair value of the derivative instrument associated with the exchangeable debt.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Term Loans

The following table summarizes our outstanding term loans at December 31, (dollars in thousands):

Term Loan	Borrowing Currency	Initial Borrowing Date	Lender Commitment at 2015		Balance Outstanding at 2015	Balance Outstanding at 2014	Interest Rate	Maturity Date
			Local	USD	USD	USD
2014 Yen Term Loan (1)	JPY	May 2014	¥40,916,000	$339,858	$339,858	$342,051	LIBOR plus 1.20%	May 2021
Euro Term Loan (2)	USD, EUR, JPY and GBP	June 2014	€500,000	$561,879	561,879	230,679	LIBOR plus 0.98%	June 2017
Senior Term Loan (3) (4)	USD	May 2015		$400,000	400,000	-	LIBOR plus 1.00%	May 2016
2015 Yen Term Loan (4)	JPY	June 2015	¥65,000,000	$539,906	539,906	-	LIBOR plus 1.10%	June 2022
2015 Canadian Term Loan	CAD	December 2015	$371,925	$267,872	267,872	-	CDOR rate plus 1.50%	February 2023
Subtotal					2,109,515	572,730
Unamortized debt issuance costs, net					(9,506)	(4,693)
Totals					$2,100,009	$568,037

(1)	We may increase the borrowings to ¥51.1 billion ($424.4 million at December 31, 2015), subject to obtaining additional lender commitments.

(2)

We may increase the borrowings up to €1.0 billion ($1.1 billion at December 31, 2015), subject to obtaining additional lender commitments. We may pay down and reborrow on this term loan. We may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and payment of an extension fee). During 2015, we borrowed an additional €240 million ($272.6 million). During the second quarter of 2015, we paid off the entire euro balance and subsequently borrowed $561.9 million in connection with the KTR transaction.

(3)

We may extend the maturity date by one year, subject to the satisfaction of certain conditions and the payment of an extension fee. The Senior Term Loan contains customary representations, covenants and defaults (including cross payment default and cross-acceleration to other recourse indebtedness of more than $100.0 million). We initially borrowed $1.0 billion under this agreement.

(4)	We entered into these term loans in connection with the KTR acquisition.

Secured Mortgage Debt and Secured Mortgage Debt of Consolidated Entities

During 2015, we assumed secured mortgage debt valued at $1.0 billion, which included debt assumed with the KTR acquisition, and includes premiums of $39.6 million. The debt has stated interest rates ranging from 2.6% to 7.6% (effective interest rates ranging from 1.9% to 4.0%) and has maturity dates of December 2016 to April 2023.

During 2015, we issued secured mortgage debt totaling $471.9 million, which included Canadian secured mortgage debt of CAD $195.0 million ($140.4 million at December 31, 2015). The debt has stated interest rates ranging from 1.7% to 3.7% (effective interest rates ranging from 2.0% to 3.7%) and has maturity dates of July 2020 to December 2025.

In connection with the acquisitions of a controlling interest in NAIF in 2014, we assumed secured mortgage debt of $1.2 billion, which includes premiums of $84.2 million. The debt has stated interest rates ranging from 5.0% to 6.5% (effective interest rates ranging from 1.9% to 3.4%) and has maturity dates of October 2016 to December 2020.

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. During 2015, we issued new TMK bonds (with interest rates ranging from 0.6% to 0.8% scheduled to mature from September 2016 and October 2016) totaling ¥23.0 billion ($191.0 million at December 31, 2015). During 2014, we issued ¥7.2 billion ($70.7 million) of new TMK bonds and paid off or transferred all of our outstanding TMK bonds, leaving no TMK bonds outstanding at December 31, 2014.

Debt Covenants

We have approximately $6.5 billion of senior notes and $2.1 billion of term loans outstanding at December 31, 2015 that were issued under three separate indentures, as supplemented, and are subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At December 31, 2015, we were in compliance with all of our debt covenants.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-Term Debt Maturities

Principal payments due on our debt, for each year through the period ending December 31, 2025, and thereafter were as follows at December 31, 2015 (in millions):

	Prologis
	Unsecured
	Credit	Senior	Term Loans and	Secured Mortgage		Consolidated Entities’	Total Consolidated
Maturity	Facilities	Notes	Other Debt	Debt	Total	Debt	Debt
2016 (1) (2)	$-	$-	$401	$363	$764	$170	$934
2017 (3)	-	-	563	8	571	516	1,087
2018	-	175	1	167	343	403	746
2019	-	618	1	305	924	143	1,067
2020	-	849	1	6	856	252	1,108
2021	-	1,262	341	13	1,616	128	1,744
2022	-	762	541	9	1,312	1	1,313
2023	-	850	269	32	1,151	142	1,293
2024	-	762	1	132	895	1	896
2025	-	750	1	129	880	1	881
Thereafter	-	544	6	-	550	2	552
Subtotal	-	6,572	2,126	1,164	9,862	1,759	11,621
Unamortized premiums (discounts), net	-	(23)	-	13	(10)	68	58
Unamortized debt issuance costs, net	-	(33)	(10)	(5)	(48)	(4)	(52)
Totals	$-	$6,516	$2,116	$1,172	$9,804	$1,823	$11,627

(1)

We expect to repay the amounts maturing in 2016 related to our wholly owned debt with cash generated from operations, proceeds from dispositions of wholly owned real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in 2016 maturities is the Senior Term Loan that can be extended until 2017.

(3)	Included in 2017 maturities is the Euro Term Loan that can be extended until 2019.

Interest Expense

The following table summarizes the components of interest expense from continuing operations for the years ended December 31 (in thousands):

	2015	2014	2013
Gross interest expense	$394,012	$377,666	$471,923
Amortization of premium, net	(45,253)	(21,440)	(39,015)
Amortization of deferred loan costs	13,412	14,116	14,374
Interest expense before capitalization	$362,171	$370,342	$447,282
Capitalized amounts	(60,808)	(61,457)	(67,955)
Net interest expense	$301,363	$308,885	$379,327
Total cash paid for interest, net of amounts capitalized	$345,916	$258,441	$426,528

Early Extinguishment of Debt

In an effort to reduce our borrowing costs and extend our debt maturities, we repurchased certain debt, principally outstanding senior notes and secured mortgage debt, generally with proceeds from the issuance of senior notes outlined above, and in 2013, an equity offering (as described in Note 10). As a result, we recognized a gain or loss represented by the difference between the recorded debt (including premiums and discounts and related debt costs) and the consideration we paid to retire the debt, including fees.

The following table summarizes the activity related to the repurchase of debt and net loss on early extinguishment of debt for the years ending December 31 (in millions):

	2015	2014	2013
Senior notes:
Original principal amount	$709.7	$1,290.4	$2,142.0
Cash purchase price	$789.0	$1,460.3	$2,411.9
Term loans:
Original principal amount	$600.0	$-	$-
Cash repayment price	$600.0	$-	$-
Secured mortgage debt:
Original principal amount	$571.5	$528.0	$1,570.9
Cash repayment price	$595.5	$531.2	$1,570.9
Total:
Original principal amount	$1,881.2	$1,818.4	$3,712.9
Cash purchase/repayment price	$1,984.5	$1,991.5	$3,982.8
Loss on early extinguishment of debt	$86.3	$165.3	$277.0

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Stockholders’ Equity of Prologis, Inc.

Shares Authorized

At December 31, 2015, 1.1 billion shares were authorized to be issued by the Parent, of which 1.0 billion shares represent common stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

We issued 1.7 million and 3.3 million shares of common stock under our at-the-market (“ATM”) program during 2015 and 2014, respectively, which generated $71.5 million and $140.1 million in net proceeds, respectively. We have an equity distribution agreement that allows us to sell up to $750.0 million aggregate gross sales proceeds of shares of common stock, of which $535.2 million remains available for sale, through six designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis.

Under the 2012 Long-Term Incentive Plan (the “LTIP”), certain of our employees and outside directors are able to participate in equity-based compensation plans. Under this plan, we received gross proceeds for the issuance of common stock of $18.2 million, $25.8 million and $22.4 million, for the years ended December 31, 2015, 2014 and 2013, respectfully. See Note 13 for additional information on this plan.

As discussed in Note 4, in 2014 NBIM exercised a warrant and paid $213.8 million in exchange for 6.0 million shares of common stock.

On April 30, 2013, we completed a public offering of 35.65 million shares of common stock at a price of $41.60 per share, generating approximately $1.4 billion in net proceeds.

Preferred Stock

At December 31, 2015 and 2014 we had one series of preferred stock outstanding, the Series Q preferred stock, with a liquidation preference of $50 per share, a par value of $0.01 and a dividend rate of 8.54%, which will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly in arrears on the last day of each quarter. Dividends are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

During 2014, we repurchased approximately 435,000 shares of Series Q preferred stock and recognized a loss of $6.5 million, which primarily represented the difference between the repurchase price and the carrying value of the preferred stock net of original issuance costs. In 2013, we redeemed all of the outstanding Series L, M, O, P, R and S preferred stock and recognized a loss of $9.1 million when we notified the holders of our intent to redeem these series of preferred stock.

Ownership Restrictions

For us to qualify as a REIT, five or fewer individuals may not own more than 50% of the value of our outstanding stock at any time during the last half of our taxable year. Therefore, our charter restricts beneficial ownership (or ownership generally attributed to a person under the REIT rules), by a person, or persons acting as a group, of issued and outstanding common and preferred stock that would cause that person to own or be deemed to own more than 9.8% (by value or number of shares, whichever is more restrictive) of our issued and outstanding capital stock. Furthermore, subject to certain exceptions, no person shall at any time directly or indirectly acquire ownership of more than 25% of any of the preferred stock. These provisions assist us in protecting and preserving our REIT status and protect the interests of stockholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares of stock.

Shares of stock owned by a person or group of people in excess of these limits are subject to redemption by us. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that our status as a REIT for federal income tax purposes will not be jeopardized.

Dividends

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

Our tax return for the year ended December 31, 2015 has not been filed. The taxability information presented for our dividends paid in 2015 is based on management’s estimate. Our tax returns for open tax years have not been examined by the Internal Revenue Service, other than those discussed in Note 14. Consequently, the taxability of dividends is subject to change.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2015, 2014 and 2013, we paid all of our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2015 (1) (2)	2014 (1)	2013
Common Stock:
Ordinary income	$0.36	$0.29	$-
Qualified dividend	0.08	0.41	-
Capital gains	1.08	0.62	1.12
Total distribution	$1.52	$1.32	$1.12
Preferred Stock – Series L (3):
Capital gains	- -	- -	$0.41
Preferred Stock – Series M, R and S (3):
Capital gains	- -	- -	$0.42
Preferred Stock – Series O (3):
Capital gains	- -	- -	$0.44
Preferred Stock – Series P (3):
Capital gains	- -	- -	$0.43
Preferred Stock – Series Q:
Ordinary income	$0.77	$0.71	$-
Qualified dividend	0.62	1.01	-
Capital gains	2.88	2.55	4.27
Total dividend	$4.27	$4.27	$4.27

(1)	Items indicated by ‘- -‘ are not applicable.

(2)	Taxability for 2015 is estimated.

(3)	As discussed above, in April 2013, we redeemed all of the outstanding series L, M, O, P, R and S preferred stock.

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

Note 11. Partners’ Capital of Prologis, L.P.

Distributions paid to the common limited partnership units and the taxability of those distributions are similar to the Parent’s common stock disclosed above.

In May 2015, we issued 4.5 million common limited partnership units in the Operating Partnership in connection with the KTR acquisition (see Note 3 for more details on the transaction).

In connection with the acquisition of a portfolio of properties in October 2015, we issued 0.2 million common limited partnership units and 8.9 million Class A Units. The number of units issued was based upon an agreed upon price and had a per unit weighted average fair value at the date of issuance of $41.06. The Class A Units generally have the same rights as the existing common units of the Operating Partnership, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit (in the event the common units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2015, the Class A Units were convertible into 8.8 million common units. The Operating Partnership may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common units.

Distributions paid on the common units and Class A Units, and the taxability of those distributions, are similar to dividends paid on the Parent’s common stock disclosed above.

Note 12. Noncontrolling Interests

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of the Parent’s common stock (or cash), generally at a rate of one share of common stock to one unit. We evaluated the noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer to determine whether temporary or permanent equity classification on the balance sheet is appropriate, including the requirement to settle in unregistered shares, and determined that these units meet the requirements to qualify for presentation as permanent equity. We also consolidate several entities in which we do not own 100% of the equity and the units of these entities are not exchangeable into our common stock.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As discussed in Note 3, we began consolidating the co-investment venture NAIF in 2014.

In the first quarter of 2014, we formed a new U.S. co-investment venture, USLV, in which we hold a 55% equity ownership interest and have one partner. The venture is consolidated due to the structure and voting rights of the venture. At closing, the venture acquired from us a portfolio of 66 operating properties aggregating 12.8 million square feet for an aggregate purchase price of $1.0 billion.

Prologis, Inc.

The noncontrolling interests of the Parent include the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the Parent.

During 2013, net earnings attributable to noncontrolling interests were $10.1 million, of which $0.5 million was a loss from continuing operations and $10.6 million was income from discontinued operations.

The following table summarizes our noncontrolling interests and the consolidated entity’s total investment in real estate and debt at December 31 (dollars and units in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Investment in Real Estate		Debt
	2015	2014	2015	2014	2015	2014	2015	2014
Prologis U.S. Logistics Venture (1)	55.0%	55.0%	2,677,642	427,307	6,533,089	1,006,183	724,256	-
Prologis North American Industrial Fund	66.1%	66.1%	490,444	544,718	2,571,092	2,771,299	1,083,650	1,188,836
Prologis Brazil Logistics Partners Fund I (2)	50.0%	50.0%	49,313	68,533	-	-	-	-
Other consolidated entities (3)	various	various	102,828	119,343	1,006,224	1,018,996	14,603	18,051
Prologis, L.P. noncontrolling interests			3,320,227	1,159,901	10,110,405	4,796,478	1,822,509	1,206,887
Limited partners in Prologis, L.P. (4) (5)			432,674	48,189	-	-	-	-
Prologis, Inc. noncontrolling interests			$3,752,901	$1,208,090	$10,110,405	$4,796,478	$1,822,509	$1,206,887

(1)	As discussed in Note 3, USLV acquired a portfolio of properties from KTR in May 2015. We received a contribution of $2.3 billion from our venture partner to fund their share of this acquisition.

(2)

The assets of Prologis Brazil Logistics Partners Fund I (“Brazil Fund”) are primarily investments in unconsolidated entities of $103.1 million and $152.0 million at December 31, 2015 and 2014, respectively. For additional information on our unconsolidated investments, see Note 5.

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. At December 31, 2015 and 2014, limited partnership units were exchangeable into cash or, at our option, 1,835 and 1,887 shares, respectively, of the Parent’s common stock. In 2015, 52 limited partnership units were redeemed for cash of $3.2 million. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(4)	Includes 8.9 million of Class A Units issued in the fourth quarter of 2015. See Note 11 for further discussion of our Class A Units.

(5)

We issued 4.7 million common limited partnership units in the Operating Partnership, principally in connection with the KTR acquisition. At December 31, 2015 and 2014, excluding the Class A Units, there were common limited partnership units in the Operating Partnership that were exchangeable into cash or, at our option, 6.4 million and 1.8 million shares of the Parent’s common stock. At December 31, 2015 and 2014, the fair value of the 6.4 million and 1.8 million shares, respectively, would be $275.0 million and $76.0 million, respectively, based on the closing stock price of the Parent’s common stock. At December 31, 2015 and 2014, there were 1.2 million and 0.1 million LTIP Units (as defined in Note 13) outstanding, respectively, associated with our long-term compensation plan that are not exchangeable into common units of the Operating Partnership and redeemable into the Parent’s common stock until they vest and other applicable conditions are met. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

Note 13. Long-Term Compensation

In May 2012, stockholders approved the 2012 LTIP. All outstanding awards granted under the previous plans remain outstanding in accordance with their terms. The 2012 LTIP provides for grants of awards to officers, directors, employees, and consultants of the Parent or its subsidiaries. Awards can be in the form of stock options (non-qualified options and incentive stock options), stock appreciation rights and full value awards (restricted stock, restricted stock units, Operating Partnership units (“LTIP Units”), special outperformance plan type of LTIP Units and cash incentive awards). No participant can be granted more than 1.5 million awards under the 2012 LTIP in any one calendar year. Awards may be made under the 2012 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan. We began granting awards in the form of LTIP Units during 2014. An LTIP Unit represents a partnership interest in the Operating Partnership. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common unit in the Operating Partnership and then redeemable for a share of common stock.

We have 27.2 million shares reserved for issuance, of which 21.7 million shares of common stock were available for future issuance at December 31, 2015. Each LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

Outperformance Plan (“OPP”)

We grant awards in the form of points under our OPP corresponding to three-year performance periods. The fair value of the awards are measured at the grant date and amortized over the performance period. OPP awards are earned to the extent our total stockholder return (“TSR”) for the performance period exceeds the TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points. If this outperformance hurdle is met, the compensation pool is equal to 3% of the excess value created, subject to a maximum of the greater of $75 million or 0.5% of our equity market capitalization at the start of the performance period. Each participant is allocated a percentage of the total compensation pool. Awards earned at the end of the performance period cannot be paid to participants

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unless our absolute TSR, as defined in the plan, is positive for the performance period. If we outperform the TSR for the MSCI US REIT Index plus 100 basis points, but the absolute TSR is not positive, payment will be delayed until such time as our absolute TSR becomes positive. If after seven years our absolute TSR has not become positive, the awards will be forfeited.

We used the Monte Carlo valuation model to value the points granted under the OPP. The points relate to a three-year performance period that begins on January 1 of the year granted. If the performance criteria are met, the participants’ points will be paid in the form of common stock or LTIP Units. In 2014, we began offering participants the election to choose the form of payment of awards earned, if any, in common stock of the Parent or a special OPP type of LTIP Units (the “OPP LTIP Units”) that represents restricted operating partnership units in the Operating Partnership. If the performance criteria are not met, the participation points and the OPP LTIP Units will be forfeited. At December 31, 2015, all awards are equity classified.

The following table details the assumptions of each grant based on the year it was granted (dollars in thousands):

	2015	2014	2013
Risk free interest rate	0.86%	0.67%	0.39%
Expected volatility	28%	38%	38%
Aggregate fair value	$26,500	$23,100	$23,900

At December 31, 2015 and 2014, the performance criteria were not met for the 2012 and 2013 grant, respectively, therefore, no awards were earned and the points and OPP LTIP Units for the 2012 – 2014 and the 2013 – 2015 performance periods were forfeited. As the OPP has market-based performance criteria, the expense recognized is not adjusted if no awards were earned.

Prologis Promote Plan (“PPP”)

Under the PPP, we established a compensation pool equal to 40% of the aggregate promotes earned by Prologis under agreements with our co-investment ventures, representing the third-party portion. The awards may be settled in some combination of cash or RSUs in accordance with the terms of the PPP and, starting in August 2014, participants may elect to receive LTIP Units in lieu of RSUs. The RSUs and LTIP Units have a three-year vesting period. At the beginning of each year, each participant is allocated a percentage of the total compensation pool for each applicable new co-investment venture. We record an accrual for the estimated cash portion of the PPP at the time the revenue is recognized and recognized the expense of the equity award during the vesting period.

A compensation pool was funded in each of the three years ended December 31 associated with promotes earned from our co-investment ventures, as discussed in Note 5. We accrued $4.7 million associated with the cash awards for the promotes earned in the fourth quarter of 2015. The equity awards will be granted in 2016 when the promote is received. The total value of the awards in 2014 was $11.3 million, of which $4.2 million was paid in cash and approximately 57,000 RSUs were issued with a grant date fair value of $2.4 million and approximately 113,000 LTIP Units were issued with a grant date fair value of $4.7 million. The total value of the awards in 2013 was $5.3 million, of which $2.7 million was paid in cash and approximately 69,000 RSUs were issued with a grant date fair value of $2.6 million.

Restricted Stock Units (“RSUs”)

In addition to the RSU’s granted under the OPP and PPP, we grant RSUs to certain employees, generally on an annual basis. Each RSU represents the right to receive one share of common stock of the Parent and generally vests over a continued service period. The RSUs earn cash dividends during the vesting period and are, therefore, considered participating securities. We charge the value of the dividend to retained earnings. The fair value of the RSU is generally based on the market price of the Parent’s common stock on the date the award is granted and is charged to compensation expense during the vesting period, which is generally three years.

The following table summarizes the activity for RSUs for the year ended December 31, 2015 (units in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs Vested
Balance at January 1, 2015	2,521	$39.38	106
Granted	693	44.52
Vested and distributed	(1,029)	38.24
Transferred to LTIP Units	(522)	39.27
Forfeited	(37)	42.00
Balance at December 31, 2015	1,626	$42.21	109

Total remaining compensation cost related to RSUs outstanding at December 31, 2015, was $34.6 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2019, with a weighted average period of 1.4 years.

Operating Partnership Long-Term Incentive Plan Units

LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and generally vest ratably over three years. Distributions are paid with respect to the LTIP Units during the vesting period and, therefore, such LTIP Units are considered participating securities. The value of the distribution is charged to Net Income Attributable to Noncontrolling Interest in the Operating Partnership.

The following table summarizes the activity for LTIP Units for the year ended December 31, 2015 (units in thousands):

	Number of LTIP Units	Weighted Average Grant-Date Fair Value	Number of LTIP Units Vested
Balance at January 1, 2015	113	$41.43	-
Granted	609	44.88
Transferred from RSUs	522	39.27
Balance at December 31, 2015	1,244	$42.21	303

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total remaining compensation cost related to LTIP Units at December 31, 2015, was $26.6 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2018, with a weighted average period of 1.5 years.

In 2014, certain participants of the 2012 LTIP were offered the election to exchange outstanding but unvested full value awards for LTIP Units, which exchange was completed in January 2015. In addition, in 2014, certain participants were offered an election to receive grants of LTIP Units in lieu of future grants of RSUs under the 2012 LTIP and PPP. The LTIP Units issued pursuant to such elections will generally have the same vesting period and grant date fair value as the RSUs issuable under such awards.

OPP LTIP Units

As mentioned above in OPP, beginning in 2014, participants in the OPP were offered the election to exchange their previously granted participation points into OPP LTIP Units. In such election, participation points were exchanged into OPP LTIP Units with respect to outstanding performance periods. OPP LTIP Units are therefore not considered a participating security.

At December 31, 2015, the outstanding OPP LTIP Units were related to the 2014 – 2016 and 2015 – 2017 performance periods. The following table summarizes the activity for the OPP LTIP Units for the year ended December 31, 2015 (units in thousands):

Number of OPP LTIP Units
Balance at January 1, 2015	2,799
Granted	1,572
Forfeited	(907)
Balance at December 31, 2015	3,464

Stock Options

We have 4.4 million stock options outstanding and exercisable at December 31, 2015 with a weighted average exercise price of $34.69 and a weighted average life of 3.1 years. The aggregate intrinsic value of exercised options was $13.7 million, $5.8 million, and $9.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. No stock options were granted in the three-year period ended December 31, 2015.

Other Plans

The Prologis 401(k) Plan ( the “401(k) Plan”) provides for matching employer contributions of $0.50 for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the 401(k) Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $2.5 million, $2.2 million and $2.1 million for 2015, 2014 and 2013, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching in the three-year period ended December 31, 2015.

Note 14. Income Taxes

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2015	2014	2013
Domestic	$511,025	$390,874	$(404,910)
International	437,580	322,754	741,172
Earnings before income taxes	$948,605	$713,628	$336,262

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2015	2014	2013
Current income tax expense (benefit):
United States federal	$(11,633)	$(6,585)	$20,009
International	27,494	52,155	99,478
State and local	12,286	16,014	8,501
Total current tax expense	28,147	61,584	127,988

Deferred income tax expense (benefit):
United States federal	(810)	(27,374)	(1,133)
International	(4,247)	(59,866)	(18,934)
Total deferred tax benefit	(5,057)	(87,240)	(20,067)
Total income tax expense (benefit), included in continuing and discontinued operations	$23,090	$(25,656)	$107,921

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current Income Taxes

As discussed in Note 4, contributions to our co-investment ventures were not significant during 2015, as such there was a limited impact on current income tax expense. Current income tax expense during 2014 is principally due to taxes triggered upon the contribution of the initial portfolio of properties of certain wholly-owned and AFORES entities to FIBRA Prologis. Current income tax expense during 2015 and 2014 was netted against a current benefit recognized during each year as a result of the operating losses generated by our U.S. TRS. Current income tax expense in 2013 was due to the net tax expense recognized on the initial contribution of properties to PELP and NPR that were previously held in certain foreign jurisdictions and U.S. TRSs.

For the years ended December 31, 2015, 2014 and 2013, we recognized a net expense of $3.0 million and a net benefit of $1.1 million and $1.8 million for uncertain tax positions, respectively.

During the years ended December 31, 2015, 2014 and 2013, cash paid for income taxes, net of refunds, was $24.1 million, $105.4 million and $99.5 million, respectively.

Deferred Income Taxes

The deferred income tax benefits recognized in 2015, 2014 and 2013 were primarily due to the reversal of deferred tax liabilities from the contribution and dispositions of properties. The deferred tax liabilities were originally recorded at the time of acquisition. The majority of the deferred tax benefit we recognized in 2014 was due to the reversal of deferred tax liabilities in connection with the initial contribution of properties to FIBRA Prologis and due to the expiration of the holding period on properties previously acquired with existing built-in-gains. The deferred tax benefit in 2013 related to the contribution of properties to PELP.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2015	2014
Gross deferred income tax assets:
Net operating loss carryforwards (1)	$321,144	$346,978
Basis difference – real estate properties	89,856	105,205
Basis difference – equity investments	11,242	12,401
Basis difference – intangibles	4,351	5,952
Section 163(j) interest limitation	32,684	32,703
Capital loss carryforward	25,282	25,282
Other – temporary differences	8,993	10,701
Total gross deferred income tax assets	493,552	539,222
Valuation allowance	(467,440)	(518,241)
Gross deferred income tax assets, net of valuation allowance	26,112	20,981
Gross deferred income tax liabilities:
Basis difference – real estate properties	82,160	89,998
Basis difference – intangibles	6,170	7,324
Other – temporary differences	993	716
Total gross deferred income tax liabilities	89,323	98,038
Net deferred income tax liabilities	$63,211	$77,057

(1)	At December 31, 2015, we had NOL carryforwards as follows (in thousands):

	United States	Europe	Mexico	Japan	Other
Gross NOL carryforward	$97,295	$635,970	$266,600	$132,672	$55,351
Tax-effected NOL carryforward	36,515	163,974	83,612	23,511	13,532
Valuation allowance	(36,515)	(151,811)	(83,612)	(23,511)	(13,532)
Net deferred tax asset – NOL carryforward	$-	$12,163	$-	$-	$-
Expiration periods	2022 – 2035	2016 – indefinite	2016 – 2026	2016 – 2024	2016 – indefinite

The deferred tax asset valuation allowance at December 31, 2015 is adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2015, 2014 and 2013, we believe that we have complied with the REIT requirements of the Internal Revenue Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2012 and thereafter.

The liability for uncertain tax positions principally consisted of estimated federal income tax liabilities and included accrued interest and penalties of $0.3 million at December 31, 2015 and 2014 and $0.9 million at December 31, 2013. A reconciliation of the liability for uncertain tax positions for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Balance at January 1	$256	$1,318	$7,943
Additions for tax positions taken during current year	3,000	-	-
Additions for tax positions taken during a prior year	8	256	405
Settlements with taxing authorities	-	-	(7,030)
Reductions due to lapse of applicable statute of limitations	-	(1,318)	-
Balance at December 31	$3,264	$256	$1,318

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15. Earnings Per Common Share or Unit

We determine basic earnings per share or unit based on the weighted average number of shares of common stock or units outstanding during the period. We compute diluted earnings per share or unit based on the weighted average number of shares or units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table computes our basic and diluted earnings per share and unit for the years ended December 31 (in thousands, except per share and unit amounts):

Prologis, Inc.	2015	2014	2013
Net earnings attributable to common stockholders – Basic	$862,788	$622,235	$315,422
Net earnings attributable to exchangeable limited partnership units (1)	13,120	3,636	1,305
Gains, net of expenses, associated with exchangeable debt assumed exchanged (2)	(1,614)	-	-
Adjusted net earnings attributable to common stockholders – Diluted	$874,294	$625,871	$316,727

Weighted average common shares outstanding – Basic (3)	521,241	499,583	486,076
Incremental weighted average effect on exchange of limited partnership units (1)	8,569	3,501	2,060
Incremental weighted average effect of equity awards and warrant	1,961	3,307	3,410
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	2,173	-	-
Weighted average common shares outstanding – Diluted (4)	$533,944	$506,391	$491,546

Net earnings per share attributable to common stockholders:
Basic	$1.66	$1.25	$0.65
Diluted	$1.64	$1.24	$0.64

Prologis, L.P.	2015	2014	2013
Net earnings attributable to common and Class A unitholders	$873,914	$624,436	$316,630
Net earnings attributable to Class A convertible common unitholders	(3,393)	-	-
Net earnings attributable to common unitholders – Basic	$870,521	$624,436	$316,630
Net earnings attributable to Class A convertible common unitholders	3,393	-	-
Net earnings attributable to exchangeable limited partnership units	1,994	1,435	97
Gain, net of expenses, associated with exchangeable debt assumed exchanged (2)	(1,614)	-	-
Adjusted net earnings attributable to common unitholders – Diluted	$874,294	$625,871	$316,727

Weighted average common partnership units outstanding – Basic (3)	525,912	501,349	487,936
Incremental weighted average effect on exchange of Class A convertible units	2,050	-	-
Incremental weighted average effect on exchange of limited partnership units	1,848	1,735	200
Incremental weighted average effect of equity awards and warrant of Prologis, Inc.	1,961	3,307	3,410
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	2,173	-	-
Weighted average common partnership units outstanding – Diluted (4)	533,944	506,391	491,546

Net earnings per unit attributable to common unitholders:
Basic	$1.66	$1.25	$0.65
Diluted	$1.64	$1.24	$0.64

(1)

Earnings allocated to the exchangeable Operating Partnership units not held by the Parent have been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same. The incremental weighted average exchangeable Operating Partnership units were 4,671, 1,766 and 1,860 for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	In March 2015, the exchangeable debt was settled primarily through the issuance of common stock. The adjustment in 2015 assumes the exchange occurred on January 1, 2015.

(3)

The increase in shares and units between the periods is primarily due to the warrant NBIM exercised in December 2014, the ATM program activity in late 2014 and early 2015 and the conversion of exchangeable debt to shares and units in March 2015.

(4)	Our total potentially dilutive shares and units outstanding consisted of the following:

	2015	2014	2013
Total weighted average potentially dilutive limited partnership units	3,898	1,932	1,558
Total potentially dilutive stock awards and warrant	7,299	14,366	13,998
Total weighted average potentially dilutive shares and units from exchangeable debt	2,173	11,879	11,879

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16. Financial Instruments and Fair Value Measurements

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

See Note 2 for additional information about our derivative financial instrument policy.

We did not record any ineffectiveness on our foreign currency derivative contracts during 2015, 2014 and 2013. Losses in Interest Expense due to hedge ineffectiveness on our interest rate derivative contracts were not considered material during 2015, 2014 or 2013.

The following table summarizes the activity in our foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2015
	Net Investment Forward Contracts				Forward and Option Contracts
Local Currency	EUR	GBP	JPY	CAD	EUR (1)	GBP (1) (2)	JPY (1)	Other (1)
Notional amounts at January 1	€300	£238	¥24,136	$-	€284	£-	¥-
New contracts	-	118	43,373	394	333	199	18,740
Matured or expired contracts	(300)	(118)	(67,509)	(394)	(342)	(102)	(5,900)
Notional amounts at December 31	€-	£238	¥-	$-	€275	£97	¥12,840

U.S. Dollar
Notional amounts at January 1	$400	$400	$250	$-	$354	$-	$-	$-
New contracts	-	186	353	298	375	300	159	71
Matured or expired contracts	(400)	(200)	(603)	(298)	(419)	(152)	(50)	(21)
Notional amounts at December 31	$-	$386	$-	$-	$310	$148	$109	$50

Weighted average forward rate at December 31	-	1.62	-	-	1.13	1.31	118.23
Active contracts at December 31	-	3	-	-	19	16	16	20

	2014				2013
	Net Investment Forward Contracts			Forward and Option Contracts (1)	Net Investment Forward Contracts
Local Currency	EUR	GBP	JPY	EUR	EUR	JPY
Notional amounts at January 1	€600	£-	¥24,136	€-	€1,000	¥-
New contracts	1,746	238	79,010	365	600	24,136
Matured or expired contracts	(2,046)	-	(79,010)	(81)	(1,000)	-
Notional amounts at December 31	€300	£238	¥24,136	€284	€600	¥24,136

U.S. Dollar
Notional amounts at January 1	$800	$-	$250	$-	$1,304	$-
New contracts	2,354	400	769	464	800	250
Matured or expired contracts	(2,754)	-	(769)	(110)	(1,304)	-
Notional amounts at December 31	$400	$400	$250	$354	$800	$250

(1)

During 2015 and 2014, we exercised 32 and 3 option contracts and realized gains of $14.6 million and $1.1 million, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net.

(2)

Included in our British pounds sterling denominated option contracts are three forward contracts to sell British pounds sterling and buy euros. These forwards have a notional amount of £16.0 million (€21.5 million) and were reported in this table using a weighted average exchange rate of $1.09 U.S. dollars to the euro.

The following table summarizes the activity in our interest rate swaps for the years ended December 31 (in millions, except for the number of active contracts):

	2015 (1)	2014	2013
Notional amounts at January 1	$398	$71	$1,315
New contracts (2) (3)	1,396	398	-
Matured or expired contracts (3) (4)	(360)	(71)	(1,244)
Notional amounts at December 31	$1,434	$398	$71

(1)	We had seven interest rate swaps hedges outstanding at December 31, 2015.

(2)

During 2015, we entered into two contracts with a notional amount of $526.3 million (¥65.0 billion) on the 2015 Yen Term Loan and three contracts with a notional amount of CAD $371.9 million ($510.0 million) on the Canadian Term Loan to effectively fix the interest rates. During 2014, we entered into two contracts with a notional amount of $398.3 million (¥40.9 billion) to effectively fix the interest rate on the 2014 Yen Term Loan. See Note 9 for more information on the 2015 Yen Term Loan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)

In the third quarter of 2015, we entered into two contracts with a notional amount of $360.0 million to effectively fix the interest rate at the three month LIBOR rate of 2.3% on expected future debt issuances. These contracts were designated as interest rate forward hedges. These contracts were settled in the fourth quarter of 2015 when we entered into the $750.0 million of senior notes. We recorded a loss of $11.0 million associated with these derivatives that will be amortized to Interest Expense, in accordance with our policy.

(4)

During 2013, we settled 13 contracts with a notional value of $333.5 million, and contributed 13 contracts with a notional value of $383.9 million related to the transfer of assets to the newly formed PELP co-investment venture. We also settled five contracts in Japan with a notional value of $526.4 million in connection with the contributions of properties to NPR.

The following table presents the fair value of our derivative instruments at December 31 (in thousands):

	2015		2014
	Asset	Liability	Asset	Liability
Net investment hedges – euro denominated (1)	$-	$-	$22,891	$-
Net investment hedges – pound sterling denominated	33,471	-	29,097	-
Net investment hedges – yen denominated (1)	-	-	46,934	-
Cash flow hedge foreign currency options – peso denominated	-	88	-	-
Foreign currency options – Canadian dollar denominated (2)	3,324	-	-	-
Foreign currency options – euro denominated (2)	11,711	84	7,742	-
Foreign currency options – pound sterling denominated (2)	4,241	745	-	-
Foreign currency options – yen denominated (2)	832	717	-	-
Interest rate hedges	-	12,095	-	1,395
Total fair value of derivatives	$53,579	$13,729	$106,664	$1,395

(1)	During the second quarter of 2015, we terminated our euro and yen denominated net investment hedges. See below for additional information about the gains recognized upon termination.

(2)

As discussed above, these foreign currency options are not designated as hedges. We recognized gains of $22.1 million and $7.7 million in Foreign Currency and Derivative Losses and Related Amortization, Net from the change in value of our outstanding foreign currency option contracts for the years ended December 31, 2015 and 2014, respectively.

The change in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation on consolidation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar for which we recorded losses of $594.0 million, $614.8 million and $237.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. It also includes the change in fair value for the effective portion of our derivative and nonderivative instruments. The following table presents the gains and (losses) associated with the change in fair value for the effective portion of our derivative and nonderivative instruments included in Other Comprehensive Income for the years ended December 31 (in thousands):

	2015	2014	2013
Derivative net investment hedges (1)	$63,934	$122,164	$17,847
Interest rate hedges (2)	(21,602)	(804)	(69)
Cash flow hedges	(112)	-	-
Our share of derivatives from unconsolidated co-investment ventures	4,257	(5,694)	19,659
Total gain on derivative instruments	46,477	115,666	37,437
Nonderivative net investment hedges (3)	321,148	321,196	(14,910)
Total gain on derivative and nonderivative hedging instruments	$367,625	$436,862	$22,527

(1)	We received $128.2 million, $13.0 million and $7.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, on the settlement of net investment hedges.

(2)

The amounts reclassified to interest expense for the years ended December 31, 2015, 2014 and 2013, respectively, were not considered significant. For the next 12 months from December 31, 2015, we estimate an additional expense of $5.6 million will be reclassified to Interest Expense.

(3)

At December 31, 2015, 2014 and 2013, we had €3.2 billion ($3.5 billion), €2.5 billion ($3.0 billion) and €700 million ($1.0 billion) of debt, net of accrued interest, respectively, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We had €97.6 million ($118.5 million) of debt that was not designated as a nonderivative financial instrument hedge at December 31, 2014. We recognized unrealized gains of $10.0 million and $7.5 million in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net on the unhedged portion of our debt for the years ended December 31, 2015 and 2014, respectively.

Fair Value Measurements

We have estimated the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize on disposition. See Note 2 for more information on our fair value measurements policy.

Fair Value Measurements on a Recurring Basis

At December 31, 2015 and 2014, other than the derivatives discussed previously and the embedded derivative discussed in Note 9, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2015 and 2014, were classified as Level 2 of the fair value hierarchy.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value Measurements on Nonrecurring Basis

No assets met the criteria to be measured at fair value on a nonrecurring basis at December 31, 2015 or 2014.

Fair Value of Financial Instruments

At December 31, 2015 and 2014, the carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2015 and 2014, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$-	$-
Senior notes	6,516,392	6,801,118	6,046,965	6,593,657
Exchangeable senior notes	-	-	456,373	511,931
Term loans and other debt	2,115,457	2,128,270	584,124	591,810
Secured mortgage debt	1,172,473	1,262,778	1,042,628	1,173,488
Secured mortgage debt of consolidated entities	1,822,509	1,825,361	1,206,887	1,209,271
Total debt	$11,626,831	$12,017,527	$9,336,977	$10,080,157

Note 17. Commitments and Contingencies

Environmental Matters

A majority of the properties we acquire, including land, are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. We have acquired certain properties that may have been leased to or previously owned by companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs and adjust the liabilities as appropriate when additional information becomes available. We record our environmental liabilities in Other Liabilities. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that would have a material adverse effect on our business, financial condition or results of operations.

Indemnification Agreements

We may enter into agreements whereby we indemnify certain co-investment ventures, or our venture partners, outside of the U.S. for taxes that may be assessed with respect to certain properties we contributed to these ventures. Our contributions to these ventures are generally structured as contributions of shares of companies that own the real estate assets. Accordingly, the capital gains associated with the step up in the value of the underlying real estate assets, for tax purposes, are deferred and transferred at contribution. We have generally indemnified these ventures to the extent that the ventures: (i) incur capital gains or withholding tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) are required to grant a discount to the buyer of shares under a share transfer transaction as a result of the ventures transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. The agreements limit the amount that is subject to our indemnification with respect to each property to 100% of the actual tax liabilities related to the capital gains that are deferred and transferred by us to the ventures at the time of the initial contribution less any deferred tax assets transferred with the property.

The outcome under these agreements is uncertain as it depends on the method and timing of dissolution of the related venture or disposition of any properties by the venture. We record liabilities related to the indemnification agreements in Other Liabilities. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire on the completion of the improvements and infrastructure. At December 31, 2015, and 2014 we had approximately $58.8 million and $54.5 million, respectively, outstanding under such arrangements.

We may be required under capital commitments or we may choose to make additional capital contributions to certain of our unconsolidated entities, representing our proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operation shortfalls. See Note 5 for further discussion related to equity commitments to our unconsolidated entities.

Litigation

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not have material adverse effect on our business, financial position or results of operations.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18. Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership of industrial operating properties and is the main source of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable segment based on geographic location. Our Real Estate Operations segment also includes development, re-development and acquisition activities that lead to rental operations. We develop, redevelop and acquire industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we capitalize on the following: (i) the land that we currently own; (ii) the development expertise of our local teams; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities. Land held for development, properties currently under development and land we own and lease to customers under ground leases are included in this segment.

•

Strategic Capital. This operating segment represents the management of unconsolidated co-investment ventures. We invest with partners and investors through our ventures, both private and public. We tailor industrial portfolios to investors’ specific needs and deploy capital with a focus on larger ventures with longer duration and open-ended funds with leading global institutions. These private and public vehicles provide capital for distinct geographies across our global platform. We hold a significant ownership interest in these ventures, which we believe aligns our interests with those of our partners. We generate strategic capital revenues from our unconsolidated co-investment ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promotes during the life of a venture or upon liquidation. Each unconsolidated co-investment venture we manage is considered to be an individual operating segment with similar economic characteristics; these ventures are combined within the reportable segment based on geographic location.

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to Total Revenues in the Consolidated Statements of Income; (ii) each reportable business segment’s net operating income from external customers to Earnings Before Income Taxes; and (iii) each reportable business segment’s assets to Total Assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Earnings Before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are not allocated but reflected as reconciling items. The following reconciliations are presented in thousands:

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2015	2014	2013
Revenues (1):
Real estate operations:
Americas	$1,859,393	$1,403,564	$1,288,925
Europe	69,527	74,413	174,397
Asia	57,792	62,939	107,692
Total Real Estate Operations segment	1,986,712	1,540,916	1,571,014
Strategic capital:
Americas	61,684	95,168	72,474
Europe	112,793	86,549	63,794
Asia	35,885	38,154	43,204
Total Strategic Capital segment	210,362	219,871	179,472

Total revenues	$2,197,074	$1,760,787	$1,750,486

Net operating income:
Real estate operations:
Americas	$1,296,387	$1,000,773	$899,053
Europe	39,672	40,627	116,178
Asia	40,741	45,262	76,863
Total Real Estate Operations segment	1,376,800	1,086,662	1,092,094
Strategic capital:
Americas	14,215	42,042	18,785
Europe	86,725	57,266	41,263
Asia	21,004	24,067	30,145
Total Strategic Capital segment	121,944	123,375	90,193

Total segment net operating income	1,498,744	1,210,037	1,182,287
Reconciling items:
General and administrative expenses	(238,199)	(247,768)	(229,207)
Depreciation and amortization expenses	(880,373)	(642,461)	(648,668)
Earnings from unconsolidated entities, net	159,262	134,288	97,220
Interest expense	(301,363)	(308,885)	(379,327)
Interest and other income, net	25,484	25,768	26,948
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	758,887	725,790	597,656
Foreign currency and derivative gains (losses) and related amortization, net	12,466	(17,841)	(33,633)
Losses on early extinguishment of debt, net	(86,303)	(165,300)	(277,014)
Total reconciling items	(550,139)	(496,409)	(846,025)
Earnings before income taxes	$948,605	$713,628	$336,262

	December 31,
	2015	2014
Assets (2):
Real estate operations:
Americas	$22,949,838	$17,432,909
Europe	1,291,991	1,820,529
Asia	1,157,401	926,645
Total Real Estate Operations segment	25,399,230	20,180,083
Strategic capital (3):
Americas	19,363	20,635
Europe	49,960	54,577
Asia	2,005	2,718
Total Strategic Capital segment	71,328	77,930
Total segment assets	25,470,558	20,258,013
Reconciling items:
Investments in and advances to unconsolidated entities	4,755,620	4,824,724
Assets held for sale or contribution	378,423	43,934
Notes receivable backed by real estate	235,050	-
Cash and cash equivalents	264,080	350,692
Other assets	291,036	297,638
Total reconciling items	5,924,209	5,516,988
Total assets	$31,394,767	$25,775,001

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	Includes revenues attributable to the United States for the years ended December 31, 2015, 2014 and 2013 of $1.9 billion, $1.4 billion and $1.1 billion, respectively.

(2)	Includes long-lived assets attributable to the United States at December 31, 2015, and 2014 of $23.2 billion and $17.3 billion, respectively.

(3)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at December 31, 2015, and 2014.

Note 19. Supplemental Cash Flow Information

Significant noncash investing and financing activities for the years ended December 31, 2015, 2014 and 2013 are as follows:

•	See Notes 3, 9 and 12 for information related to the KTR acquisition.

•

In the fourth quarter of 2015, we assumed $290.7 million of secured mortgage debt in connection with the acquisition of real estate properties. Also, as partial consideration for the disposition of some properties acquired in the fourth quarter 2015, the buyer assumed debt of $170.1 million.

•	Common limited partnership units were issued as partial consideration for the acquisition of properties as disclosed in Note 12.

•

During the second quarter of 2015, we received $65.3 million of equity in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities. During 2013, we received $31.2 million, representing ownership interests in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities, excluding PELP.

•	We received notes backed by real estate in 2015 as disclosed in Note 7.

•	Holders of our exchangeable senior notes exchanged the majority of their notes into common stock of the Parent in 2015 as disclosed in Note 9.

•	We capitalized $22.7 million, $21.6 million and $18.8 million of equity-based compensation expense resulting from our development and leasing activities during 2015, 2014 and 2013, respectively.

•

As partial consideration for properties we contributed to FIBRA Prologis and the conclusion of an unconsolidated co-investment venture during the second quarter of 2014, we received equity valued at $609.7 million and FIBRA Prologis assumed $345.1 million of secured debt. See Note 4 for additional information about this transaction. In 2013, as partial consideration for contributions and dispositions, the buyers assumed debt of $194.9 million.

•

As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received equity initially valued at $1.3 billion, representing our 50% ownership interest, and PELP assumed $353.2 million of secured mortgage debt.

•	See Note 3 for information related to acquisitions of controlling interests in our unconsolidated co-investment ventures in 2014 and 2013.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20. Selected Quarterly Financial Data (Unaudited)

The following table details our selected quarterly data (in thousands, except per share and unit data):

	Three Months Ended,
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2015:
Total revenues	$462,847	$510,404	$580,622	$643,201
Operating income	$83,881	$87,348	$103,392	$105,551
Consolidated net earnings	$351,312	$140,260	$307,186	$126,757
Net earnings attributable to common stockholders	$345,206	$140,240	$258,979	$118,363
Net earnings per share attributable to common stockholders – Basic (1)	$0.67	$0.27	$0.49	$0.23
Net earnings per share attributable to common stockholders – Diluted (1) (2)	$0.65	$0.27	$0.49	$0.23
2014:
Total revenues	$434,682	$460,089	$415,151	$450,865
Operating income	$71,466	$95,274	$78,112	$74,956
Consolidated net earnings	$12,003	$152,430	$147,127	$427,724
Net earnings attributable to common stockholders	$4,666	$72,715	$136,245	$408,609
Net earnings per share attributable to common stockholders – Basic (1)	$0.01	$0.15	$0.27	$0.82
Net earnings per share attributable to common stockholders – Diluted (1) (2)	$0.01	$0.13	$0.23	$0.81

Prologis, L.P.
2015:
Total revenues	$462,847	$510,404	$580,622	$643,201
Operating income	$83,881	$87,348	$103,392	$105,551
Consolidated net earnings	$351,312	$140,260	$307,186	$126,757
Net earnings attributable to common unitholders	$346,488	$141,538	$262,155	$123,733
Net earnings per unit attributable to common unitholders – Basic (1)	$0.67	$0.27	$0.49	$0.23
Net earnings per unit attributable to common unitholders – Diluted (1) (2)	$0.65	$0.27	$0.49	$0.23
2014:
Total revenues	$434,682	$460,089	$415,151	$450,865
Operating income	$71,466	$95,274	$78,112	$74,956
Consolidated net earnings	$12,003	$152,430	$147,127	$427,724
Net earnings attributable to common unitholders	$4,683	$72,973	$136,738	$410,042
Net earnings per unit attributable to common unitholders – Basic (1)	$0.01	$0.15	$0.27	$0.82
Net earnings per unit attributable to common unitholders – Diluted (1) (2)	$0.01	$0.13	$0.23	$0.81

(1)

Quarterly earnings per common share or unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares or units outstanding included in the calculation of basic and diluted shares or units.

(2)

Income allocated to the exchangeable Operating Partnership units not held by the Parent has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share and unit is the same.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

Under date of February 19, 2016, we reported on the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

Under date of February 19, 2016, we reported on the consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

February 19, 2016

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Industrial Operating Properties (d)

North American Markets
United States:
Atlanta, Georgia
Atlanta Airport Distribution Center	4	(d)	4,759	13,591	958	4,759	14,549	19,308	(696)	2014, 2015
Atlanta NE at Sugarloaf	1		620	2,499	37	620	2,536	3,156	(115)	2014
Atlanta NE Distribution Center	8	(d)	5,582	3,047	30,949	6,276	33,302	39,578	(19,045)	1996, 1997
Atlanta South Business Park	9		5,353	28,895	3,526	5,353	32,421	37,774	(5,398)	2011
Atlanta West Distribution Center	9	(d)	14,335	48,290	10,362	14,335	58,652	72,987	(13,248)	1994, 2006, 2012, 2015
Berkeley Lake Distribution Center	1	(d)	2,046	8,712	1,204	2,046	9,916	11,962	(2,331)	2006
Breckenridge Distribution Center	1	(d)	1,645	6,627	32	1,645	6,659	8,304	(303)	2014
Buford Distribution Center	2		2,659	8,847	5,984	2,659	14,831	17,490	(1,628)	2007, 2015
Carter-Pacific Business Center	3	(d)	1,484	5,965	148	1,484	6,113	7,597	(381)	2014
Cobb Place Distribution Center	2		2,970	12,702	342	2,970	13,044	16,014	(1,914)	2012
Douglas Hill Distribution Center	4		11,599	46,826	4,383	11,677	51,131	62,808	(17,388)	2005
Hartsfield East Distribution Center	1		697	6,466	327	697	6,793	7,490	(910)	2011
Horizon Distribution Center	2	(d)	7,364	36,015	1,545	7,364	37,560	44,924	(3,582)	2006, 2015
Midland Distribution Center	1		1,919	7,679	1,521	1,919	9,200	11,119	(3,031)	2006
Northeast Industrial Center	2		2,821	12,176	1,687	2,821	13,863	16,684	(2,206)	2012
Northmont Industrial Center	1		566	3,209	1,709	566	4,918	5,484	(3,430)	1994
Olympic Industrial Center	2	(d)	2,156	8,941	72	2,156	9,013	11,169	(592)	2014
Park I-75 South	2	(d)	11,393	18,808	35,394	11,406	54,189	65,595	(2,969)	2013, 2015
Park I-85	4		6,391	11,585	25,946	6,391	37,531	43,922	(243)	2015
Peachtree Corners Business Center	5	(d)	5,750	20,670	3,376	5,750	24,046	29,796	(5,473)	1994, 2015
Piedmont Ct. Distribution Center	2		885	5,013	4,181	885	9,194	10,079	(6,085)	1997
Riverside Distribution Center (ATL)	4		3,306	16,600	4,422	3,329	20,999	24,328	(10,463)	1999, 2014
Royal 85 Industrial Center	3		3,306	16,859	224	3,306	17,083	20,389	(407)	2015
Savannah Logistics Center	2	(d)	5,114	46,844	3	5,114	46,847	51,961	(1,019)	2015
Southfield-KRDC Industrial SG	1		1,551	8,621	491	1,551	9,112	10,663	(2,200)	2011
Southside Distribution Center	1		1,186	2,859	589	1,186	3,448	4,634	(768)	2011
Suwanee Creek Distribution Center	2		1,045	4,201	263	1,045	4,464	5,509	(612)	2010, 2013
Tradeport Distribution Center	3	(d)	1,464	4,563	9,595	1,479	14,143	15,622	(8,348)	1994, 1996
Weaver Distribution Center	2		935	5,182	2,439	935	7,621	8,556	(5,488)	1995
Westfork Industrial Center	5	(d)	6,795	23,292	556	6,796	23,847	30,643	(3,440)	1995, 2015
Westgate Industrial Center	1		1,277	5,620	234	1,277	5,854	7,131	(1,035)	2012
Atlanta, Georgia	90		118,973	451,204	152,499	119,797	602,879	722,676	(124,748)

Austin, Texas
Corridor Park Corporate Center	4	(d)	4,579	18,358	504	4,579	18,862	23,441	(816)	2014
MET 4-12 LTD	1		4,300	20,456	294	4,300	20,750	25,050	(3,425)	2011
MET PHASE 1 95 LTD	4		5,593	17,211	1,415	5,593	18,626	24,219	(3,222)	2011
Montopolis Distribution Center	1		580	3,384	2,607	580	5,991	6,571	(4,570)	1994
Riverside Distribution Center (AUS)	1		1,849	7,195	-	1,849	7,195	9,044	(166)	2015
Southpark Corporate Center	3		1,470	5,834	4	1,470	5,838	7,308	(258)	2014
Walnut Creek Corporate Center	17	(d)	11,152	46,510	1,299	11,206	47,755	58,961	(5,247)	1994, 2014
Austin, Texas	31		29,523	118,948	6,123	29,577	125,017	154,594	(17,704)

Baltimore/Washington DC
1901 Park 100 Drive	1	(d)	2,409	7,227	1,178	2,409	8,405	10,814	(2,961)	2006
Airport Commons Distribution Center	2	(d)	2,320	-	10,573	2,360	10,533	12,893	(5,064)	1997
Beltway Distribution	1		9,211	33,922	508	9,211	34,430	43,641	(5,765)	2011
BWI Cargo Center E	1		-	10,725	115	-	10,840	10,840	(5,887)	2011
Corcorde Industrial Center	4	(d)	1,538	8,717	5,038	1,538	13,755	15,293	(9,380)	1995
Corridor Industrial Center	1		1,921	7,224	23	1,921	7,247	9,168	(1,249)	2011
Crysen Industrial Center	1		2,285	6,267	488	2,285	6,755	9,040	(1,307)	2011
Gateway Business Center	10		30,263	25,117	38,117	30,612	62,885	93,497	(2,921)	2012, 2014
Gateway Distribution Center	3		2,523	5,715	4,862	3,163	9,937	13,100	(2,886)	1998, 2012
Granite Hill Distribution Center	2		2,959	9,344	74	2,959	9,418	12,377	(1,991)	2011
Greenwood Industrial	3		6,828	24,253	2,451	6,828	26,704	33,532	(4,360)	2011
Hampton Central Distribution Center	3	(d)	8,928	26,787	788	8,928	27,575	36,503	(1,192)	2014
IAD Cargo Center 5	1		-	43,060	75	-	43,135	43,135	(32,308)	2011
Meadowridge Distribution Center	3	(d)	7,827	18,076	8,140	7,972	26,071	34,043	(3,967)	1998, 2014
Meadowridge Industrial	3		4,845	20,576	4,161	4,845	24,737	29,582	(3,782)	2011
Patuxent Range Road	2		2,281	9,638	1,589	2,281	11,227	13,508	(1,974)	2011
Preston Court	1		2,326	10,146	331	2,326	10,477	12,803	(1,772)	2011
ProLogis Park - Dulles	7	(d)	16,703	35,291	613	16,703	35,904	52,607	(3,513)	2012, 2014
Troy Hill Distribution Center	3	(d)	9,179	30,415	189	9,179	30,604	39,783	(2,408)	2012, 2014
White Marsh Distribution Center	1	(d)	4,714	8,609	-	4,714	8,609	13,323	(51)	2015
Baltimore/Washington DC	53		119,060	341,109	79,313	120,234	419,248	539,482	(94,738)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Boston, Massachusetts
Windsor Distribution Center	1		15,368	75,426	5,828	15,368	81,254	96,622	(1,221)	2015
Boston, Massachusetts	1		15,368	75,426	5,828	15,368	81,254	96,622	(1,221)

Central and Eastern Pennsylvania
Carlisle Distribution Center	8		78,652	328,514	6,805	78,652	335,319	413,971	(26,840)	2012, 2013, 2015
Chambersburg Distribution Center	1		4,188	17,796	138	4,188	17,934	22,122	(1,598)	2013
Harrisburg Distribution Center	6		30,801	122,169	3,358	30,801	125,527	156,328	(13,480)	2004, 2013, 2015
Harrisburg Industrial Center	1		782	6,190	1,741	782	7,931	8,713	(3,494)	2002
I-78 Distribution Center	1		13,030	30,007	419	13,030	30,426	43,456	(4,708)	2011
I-81 Distribution Center	1		1,822	21,583	377	1,822	21,960	23,782	(3,317)	2011
Kraft Distribution Center	1	(d)	7,450	22,457	20	7,450	22,477	29,927	(1,027)	2014
Lehigh Valley Distribution Center	8	(d)	26,795	88,519	24,824	26,875	113,263	140,138	(12,280)	2004, 2010, 2013, 2014
Northport Industrial Center	1	(d)	12,282	37,910	-	12,282	37,910	50,192	(1,751)	2014
Park 33 Distribution Center	2		28,947	47,081	41,255	31,231	86,052	117,283	(9,063)	2007, 2014
PHL Cargo Center C2	1		-	11,966	56	-	12,022	12,022	(5,536)	2011
Quakertown Distribution Center	1		6,966	-	27,488	6,966	27,488	34,454	(6,668)	2006
Central and Eastern Pennsylvania	32		211,715	734,192	106,481	214,079	838,309	1,052,388	(89,762)

Central Valley, California
Arch Road Logistics Center	2	(d)	9,492	38,060	2,310	9,492	40,370	49,862	(7,210)	2010
Central Valley Distribution Center	3	(d)	5,339	31,007	832	5,339	31,839	37,178	(1,504)	2014
Central Valley Industrial Center	5	(d)	14,110	64,141	8,861	14,560	72,552	87,112	(28,553)	1999, 2002, 2005, 2014
Chabot Commerce Center	2		5,222	13,697	7,708	5,222	21,405	26,627	(4,797)	2011
Duck Creek Distribution Center	1		6,690	37,858	-	6,690	37,858	44,548	(1,668)	2014
Manteca Distribution Center	1		9,280	27,840	598	9,480	28,238	37,718	(9,704)	2005
Patterson Pass Business Center	4		10,004	27,640	7,413	10,017	35,040	45,057	(5,349)	2007, 2012, 2014
Tracy Distribution Center	1	(d)	2,056	11,789	1,665	2,056	13,454	15,510	(528)	2014
Tracy II Distribution Center	5		23,905	32,080	152,263	29,246	179,002	208,248	(25,323)	2007, 2009, 2012, 2013
Central Valley California	24		86,098	284,112	181,650	92,102	459,758	551,860	(84,636)

Charlotte, North Carolina
Charlotte Distribution Center	11	(d)	6,596	8,206	29,277	8,114	35,965	44,079	(16,925)	1995, 1996, 1997, 1998, 2014
Northpark Distribution Center	2	(d)	1,183	6,707	3,020	1,184	9,726	10,910	(6,664)	1994, 1998
West Pointe Business Center	5	(d)	12,138	39,809	10,194	12,138	50,003	62,141	(6,681)	2006, 2012, 2014
Charlotte, North Carolina	18		19,917	54,722	42,491	21,436	95,694	117,130	(30,270)

Chicago, Illinois
Addison Business Center	1		1,293	2,907	515	1,293	3,422	4,715	(661)	2011
Addison Distribution Center	2		2,594	11,779	2,142	2,594	13,921	16,515	(3,442)	1997, 2015
Alsip Distribution Center	2		6,311	18,719	9,489	6,619	27,900	34,519	(13,004)	1997, 2015
Alsip Industrial Center	1		1,422	2,336	47	1,422	2,383	3,805	(864)	2011
Arlington Heights Distribution Center	2		5,263	10,361	2,568	5,264	12,928	18,192	(2,072)	2006, 2015
Aurora Distribution Center	6		9,921	53,571	108	9,921	53,679	63,600	(1,790)	2015
Bedford Park Distribution Center	2	(d)	3,014	9,271	293	3,014	9,564	12,578	(261)	2015
Bensenville Distribution Center	1		926	3,842	6,370	940	10,198	11,138	(7,487)	1997
Bensenville Industrial Park	14	(d)	43,455	111,007	7,923	43,455	118,930	162,385	(19,777)	2011, 2015
Bloomingdale 100 Business Center	4	(d)	6,563	26,145	1,447	6,563	27,592	34,155	(1,173)	2014
Bolingbrook Distribution Center	14	(d)	42,742	169,183	23,549	42,742	192,732	235,474	(32,692)	1999, 2006, 2014, 2015
Bridgeview Distribution Center	4	(d)	1,662	6,882	68	1,662	6,950	8,612	(483)	2014
Bridgeview Industrial Center	1		1,380	3,404	949	1,488	4,245	5,733	(808)	2011
Chicago Industrial Center Portfolio	1		1,330	2,876	422	1,330	3,298	4,628	(755)	2011
Cicero Distribution Center	1		3,789	5,819	54	3,789	5,873	9,662	(285)	2015
Des Plaines Distribution Center	5		8,956	22,446	7,278	8,957	29,723	38,680	(13,690)	1995, 1996, 2015
Elgin Distribution Center	1		2,480	6,422	446	2,480	6,868	9,348	(132)	2015
Elk Grove Distribution Center	19	(d)	39,769	90,757	50,195	39,769	140,952	180,721	(50,797)	1995, 1996, 1997, 1999, 2006, 2009, 2015
Elk Grove Du Page	21	(d)	14,830	64,408	11,952	14,830	76,360	91,190	(12,881)	2012
Elk Grove Village SG	5		5,856	11,049	1,163	5,856	12,212	18,068	(2,791)	2011
Elmhurst Distribution Center	2		2,575	7,306	1,314	2,576	8,619	11,195	(3,597)	1997, 2015
Executive Drive	1		1,371	6,430	684	1,371	7,114	8,485	(1,182)	2011
Franklin Park Distribution Center	3		22,998	49,906	23	22,998	49,929	72,927	(975)	2015
Glendale Heights Distribution Center	5	(d)	8,381	39,047	5,055	8,381	44,102	52,483	(15,761)	1999, 2015
Grand Rapids Distribution Center	1	(d)	839	1,516	7	839	1,523	2,362	(30)	2015
Gurnee Distribution Center	4		4,650	14,958	338	4,650	15,296	19,946	(694)	2014, 2015
Hintz Building	1		354	1,970	127	354	2,097	2,451	(381)	2011
I-294 Distribution Center	3	(d)	7,922	32,743	223	7,922	32,966	40,888	(3,158)	2012, 2014
I-55 Distribution Center	2	(d)	5,383	25,504	35,697	11,786	54,798	66,584	(16,669)	2007
Itasca Distribution Center	2	(d)	1,522	7,119	1,915	1,522	9,034	10,556	(2,456)	1996, 2014
Itasca Industrial Center Portfolio	2		1,713	3,812	246	1,713	4,058	5,771	(781)	2011
Kehoe Industrial Center	2		2,975	7,876	450	2,975	8,326	11,301	(710)	2011, 2015
Kennicott Park Distribution Center	1		811	2,996	7	811	3,003	3,814	(85)	2015

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Kenosha Distribution Center	2		14,484	117,728	23	14,484	117,751	132,235	(1,952)	2015
Lake Zurich Distribution Center	1		1,913	8,107	-	1,913	8,107	10,020	(156)	2015
McCook Distribution Center	1		1,968	6,784	237	1,968	7,021	8,989	(122)	2015
Melrose Park Distribution Ctr.	3		12,201	37,144	543	12,201	37,687	49,888	(2,586)	2011, 2015
Minooka Distribution Center	3	(d)	18,420	67,250	18,225	19,404	84,491	103,895	(20,027)	2005, 2008, 2014
Mitchell Distribution Center	1		1,236	7,004	3,842	1,236	10,846	12,082	(7,438)	1996
Mount Pleasant Distribution Center	1		2,876	8,171	20	2,876	8,191	11,067	(152)	2015
NDP - Chicago	1		461	1,362	40	461	1,402	1,863	(239)	2011
Nicholas Logistics Center	1		2,354	10,799	52	2,354	10,851	13,205	(2,238)	2011
Northbrook Distribution Center	1		2,056	8,227	3,891	2,056	12,118	14,174	(2,787)	2007
Northlake Distribution Center	2		5,387	15,674	816	5,387	16,490	21,877	(2,391)	1996, 2015
OHare Industrial Center Portfolio	5		3,455	8,724	211	3,455	8,935	12,390	(1,963)	2011
Palatine Distribution Center	1		497	2,723	9	497	2,732	3,229	(80)	2015
Pleasant Prairie Distribution Center	2		3,293	16,321	2,352	3,293	18,673	21,966	(6,044)	1999, 2015
Remington Lakes Distribution	1		2,382	11,657	654	2,382	12,311	14,693	(1,792)	2011
Romeoville Distribution Center	8	(d)	31,257	121,385	11,020	31,257	132,405	163,662	(35,961)	1999, 2005, 2015
S.C. Johnson & Son	1		2,267	15,911	1,552	3,152	16,578	19,730	(3,714)	2008
Shiller Park Distribution Center	17		17,339	33,001	485	17,339	33,486	50,825	(859)	2015
Touhy Cargo Terminal	1		2,697	8,909	-	2,697	8,909	11,606	(1,240)	2011
Tower Distribution Center	1		2,050	1,279	1	2,050	1,280	3,330	(16)	2015
Waukegan Distribution Center	2		4,368	17,632	1,095	4,368	18,727	23,095	(5,931)	2007
West Chicago Distribution Center	2		3,125	12,764	4,052	3,125	16,816	19,941	(5,491)	2005, 2015
Willowbrook Distribution Center	1	(d)	855	3,134	2	855	3,136	3,991	(154)	2015
Windsor Court	1		635	3,493	214	635	3,707	4,342	(721)	2011
Wood Dale Industrial SG	5		4,343	10,174	923	4,343	11,097	15,440	(2,054)	2011
Woodale Distribution Center	1		263	1,490	574	263	2,064	2,327	(1,385)	1997
Woodridge Distribution Center	15	(d)	49,943	215,504	23,807	53,310	235,944	289,254	(74,110)	2005, 2007, 2015
Yohan Industrial	3		4,219	12,306	1,291	4,219	13,597	17,816	(2,344)	2011
Chicago, Illinois	220		461,394	1,619,024	248,995	473,466	1,855,947	2,329,413	(396,271)

Cincinnati, Ohio
Airpark Distribution Center	4	(d)	5,851	21,846	14,658	6,831	35,524	42,355	(9,082)	1996, 2012, 2014
DAY Cargo Center	5		-	4,749	601	-	5,350	5,350	(1,931)	2011
Fairfield Commercial Center	1	(d)	2,526	10,110	62	2,526	10,172	12,698	(473)	2014
Monroe Park	1	(d)	7,222	29,606	478	7,222	30,084	37,306	(1,366)	2014
Mosteller Distribution Center	1	(d)	921	3,888	94	921	3,982	4,903	(203)	2014
Park I-275	4	(d)	15,939	61,886	3,531	15,939	65,417	81,356	(6,724)	2008, 2012, 2014
Sharonville Distribution Center	2	(d)	1,202	-	15,122	2,424	13,900	16,324	(6,931)	1997
West Chester Commercial Park I	5		9,466	38,048	2,890	9,466	40,938	50,404	(2,710)	2012, 2014
Cincinnati, Ohio	23		43,127	170,133	37,436	45,329	205,367	250,696	(29,420)

Columbus, Ohio
Alum Creek Distribution Center	4	(d)	4,862	37,823	639	4,862	38,462	43,324	(1,644)	2012, 2015
Brookham Distribution Center	2		5,964	23,858	5,093	5,965	28,950	34,915	(11,343)	2005
Canal Pointe Distribution Center	1		1,237	7,013	2,199	1,280	9,169	10,449	(4,968)	1999
Capital Park South Distribution Center	8	(d)	10,077	39,631	30,610	10,470	69,848	80,318	(21,246)	1996, 2012, 2014
Columbus West Industrial Center	1		427	2,407	43	427	2,450	2,877	(164)	2014
Corporate Park West	1	(d)	633	3,583	85	633	3,668	4,301	(175)	2014
Crosswinds Distribution Center	1		3,058	17,758	324	3,058	18,082	21,140	(888)	2014
Etna Distribution Center	2	(d)	5,840	33,734	606	5,840	34,340	40,180	(1,585)	2014
International Street Commercial Center	2		1,503	6,356	430	1,503	6,786	8,289	(1,020)	2012
South Park Distribution Center	2	(d)	3,343	15,182	3,464	3,343	18,646	21,989	(8,622)	1999, 2005
Westpointe Distribution Center	2		1,446	7,601	1,553	1,446	9,154	10,600	(3,881)	2007
Columbus, Ohio	26		38,390	194,946	45,046	38,827	239,555	278,382	(55,536)

Dallas/Fort Worth, Texas
Arlington Corp Center	4	(d)	9,380	41,744	211	9,380	41,955	51,335	(3,062)	2012, 2014, 2015
Dallas Corporate Center	11	(d)	6,449	5,441	35,098	6,645	40,343	46,988	(19,755)	1996, 1997, 1998, 1999, 2012
Dallas Industrial	12		7,180	26,514	3,287	7,180	29,801	36,981	(5,717)	2011
DFW Cargo Center 1	1		-	35,117	1,106	-	36,223	36,223	(6,608)	2011
DFW Cargo Center 2	1		-	27,916	200	-	28,116	28,116	(4,938)	2011
DFW Cargo Center East	3		-	19,730	333	-	20,063	20,063	(5,751)	2011
DFW Logistics Center 6	1		2,010	8,153	80	2,010	8,233	10,243	(157)	2015
Flower Mound Distribution Center	1	(d)	5,157	20,991	2,502	5,157	23,493	28,650	(7,223)	2007
Frankford Trade Center	4		6,882	27,530	-	6,882	27,530	34,412	(210)	2015
Freeport Corporate Center	6	(d)	15,965	63,935	7,948	15,872	71,976	87,848	(6,992)	2012, 2014
Freeport Distribution Center	4		1,393	5,549	6,065	1,440	11,567	13,007	(6,824)	1996, 1997, 1998
Great Southwest Corporate Center	3		4,476	18,358	418	4,476	18,776	23,252	(875)	2014
Great Southwest Distribution Center	26	(d)	46,214	201,866	27,360	46,214	229,226	275,440	(67,049)	1995, 1996, 1997, 1999, 2000, 2001, 2002, 2005, 2012, 2014, 2015
Greater Dallas Industrial Port	3		3,525	16,375	1,496	3,525	17,871	21,396	(3,289)	2011
Heritage Business Park	7	(d)	15,423	93,145	135	15,423	93,280	108,703	(1,911)	2015
Lonestar Portfolio	3		4,736	13,035	3,462	4,736	16,497	21,233	(3,345)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total ( a,b )	Accumulated Depreciation ( c )	Date of Construction/ Acquisition
Mesquite Distribution Center	2	(d)	8,355	34,609	1,123	8,355	35,732	44,087	(3,086)	2012, 2014
Northgate Distribution Center	10	(d)	13,001	62,062	7,498	13,488	69,073	82,561	(21,084)	1999, 2005, 2008, 2012, 2014
Riverside Drive Distribution Center	1	(d)	5,107	14,919	2	5,107	14,921	20,028	(392)	2015
Royal Distribution Center	1		811	4,598	2,747	811	7,345	8,156	(3,118)	2001
Stemmons Distribution Center	1		272	1,544	1,015	272	2,559	2,831	(1,780)	1995
Stemmons Industrial Center	8		1,653	10,526	6,548	1,653	17,074	18,727	(11,858)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	1	(d)	735	3,774	1,076	735	4,850	5,585	(2,716)	1999
Valwood Business Center	5	(d)	4,679	19,195	1,352	4,679	20,547	25,226	(5,253)	2001, 2006, 2014
Valwood Distribution Center	5	(d)	4,742	20,629	1,676	4,742	22,305	27,047	(4,084)	1999, 2014
Valwood Industrial	2		1,802	9,658	664	1,802	10,322	12,124	(2,114)	2011
Watersridge Distribution Center	1	(d)	1,939	11,365	11	1,939	11,376	13,315	(237)	2015
Dallas/Fort Worth Texas	127		171,886	818,278	113,413	172,523	931,054	1,103,577	(199,428)

Denver, Colorado
Denver Business Center	3		3,142	13,396	828	3,142	14,224	17,366	(1,906)	2012
Havana Distribution Center	1	(d)	1,421	5,657	175	1,421	5,832	7,253	(371)	2014
Pagosa Distribution Center	1	(d)	398	2,322	1,932	398	4,254	4,652	(3,038)	1993
Peoria Distribution Center	2	(d)	4,129	16,593	159	4,129	16,752	20,881	(755)	2014
Stapleton Bus Center North	2		8,930	-	33,424	7,963	34,391	42,354	(581)	2014, 2015
Stapleton Business Center	12	(d)	34,634	139,257	10,237	34,635	149,493	184,128	(52,901)	2005
Upland Distribution Center	6	(d)	4,064	19,035	5,508	4,077	24,530	28,607	(6,316)	1994, 1995, 2014
Upland Distribution Center II	2	(d)	1,396	5,349	2,183	1,409	7,519	8,928	(3,110)	1993, 2014
Denver, Colorado	29		58,114	201,609	54,446	57,174	256,995	314,169	(68,978)

Houston, Texas
Avondale Distribution Center	1		2,231	5,044	145	2,231	5,189	7,420	(103)	2015
Blalock Distribution Center	3	(d)	5,032	21,983	3,273	5,031	25,257	30,288	(5,647)	2002, 2012
Cole Creek Distribution Center	1		3,865	22,534	150	3,865	22,684	26,549	(421)	2015
IAH Cargo Center 1	1		-	13,267	492	-	13,759	13,759	(1,349)	2012
Jersey Village Corporate Center	4	(d)	17,971	73,062	553	17,830	73,756	91,586	(7,233)	2012, 2014
Kempwood Business Center	4		1,746	9,894	3,626	1,746	13,520	15,266	(7,333)	2001
Northpark Distribution Center	12	(d)	15,015	37,139	35,246	15,015	72,385	87,400	(7,548)	2006, 2008, 2012, 2013, 2014
Perimeter Distribution Center	2		676	4,604	1,132	745	5,667	6,412	(3,166)	1999
Pine Forest Business Center	11	(d)	6,042	27,639	9,156	6,042	36,795	42,837	(16,967)	1993, 1995, 2014
Pine North Distribution Center	2		847	4,800	1,297	847	6,097	6,944	(3,598)	1999
Pinemont Distribution Center	2		642	3,636	1,073	642	4,709	5,351	(2,789)	1999
Post Oak Business Center	11		2,334	11,655	9,950	2,334	21,605	23,939	(15,310)	1993, 1994, 1996
Post Oak Distribution Center	5		1,522	8,758	6,256	1,522	15,014	16,536	(11,318)	1993, 1994
Satsuma Station Distribution Center	1	(d)	3,088	22,389	33	3,088	22,422	25,510	(389)	2015
South Loop Distribution Center	2		418	1,943	2,258	418	4,201	4,619	(2,902)	1994
Sugarland Corporate Center	2	(d)	3,506	14,067	107	3,506	14,174	17,680	(637)	2014
West by Northwest Industrial Center	9	(d)	11,316	46,372	3,944	11,456	50,176	61,632	(7,242)	1993, 1994, 2012, 2014
White Street Distribution Center	1		469	2,656	2,504	469	5,160	5,629	(3,550)	1995
Wingfoot Distribution Center	2		1,976	8,606	3,462	1,976	12,068	14,044	(1,726)	2012, 2013
World Houston Distribution Center	1		1,529	6,326	50	1,529	6,376	7,905	(718)	2012
Houston, Texas	77		80,225	346,374	84,707	80,292	431,014	511,306	(99,946)

Indianapolis, Indiana
Airport Bus Center	2	(d)	1,667	6,445	128	1,667	6,573	8,240	(306)	2014
Airtech Park	1	(d)	7,305	29,001	54	7,305	29,055	36,360	(1,345)	2014
Ameriplex Industrial Center	1		3,080	31,115	44	3,080	31,159	34,239	(467)	2015
Eastside Distribution Center	1		228	1,187	2,224	299	3,340	3,639	(1,985)	1995
North by Northeast Corporate Center	1		1,058	-	9,121	1,059	9,120	10,179	(5,312)	1995
North Plainfield Park Distribution Center	1	(d)	8,562	34,778	18	8,562	34,796	43,358	(1,597)	2014
Park 100 Industrial Center	17	(d)	10,410	43,048	22,526	10,410	65,574	75,984	(25,010)	1995, 2012
Park 267	1		3,705	15,695	399	3,705	16,094	19,799	(703)	2014
Shadeland Industrial Center	3		428	2,431	3,480	429	5,910	6,339	(4,007)	1995
Indianapolis, Indiana	28		36,443	163,700	37,994	36,516	201,621	238,137	(40,732)

Jacksonville, Florida
JAX Cargo Center	1		-	2,892	177	-	3,069	3,069	(1,160)	2011
Perimeter West Distribution Center	1		1,127	5,239	43	1,127	5,282	6,409	(126)	2015
Jacksonville, Florida	2		1,127	8,131	220	1,127	8,351	9,478	(1,286)

Kansas City, Kansas
MCI Cargo Center 1	1		-	2,781	68	-	2,849	2,849	(1,661)	2011
MCI Cargo Center 2	1		-	11,630	-	-	11,630	11,630	(3,270)	2011
Kansas City, Kansas	2		-	14,411	68	-	14,479	14,479	(4,931)

Las Vegas, Nevada
Arrowhead Commerce Center	15	(d)	30,075	82,214	869	30,075	83,083	113,158	(1,709)	2015
Black Mountain Distribution Center	2		1,108	-	8,038	1,206	7,940	9,146	(4,218)	1997

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Cameron Business Center	2		3,597	12,881	2,298	3,597	15,179	18,776	(5,862)	1999, 2015
Las Vegas Corporate Center	6	(d)	23,118	51,157	1,280	13,653	61,902	75,555	(1,763)	2014, 2015
Montessouri Distribution Center	1		1,039	2,967	-	1,039	2,967	4,006	(71)	2015
Pama Distribution Center	1	(d)	2,223	5,695	26	2,223	5,721	7,944	(111)	2015
Sunrise Industrial Park	9		21,369	92,503	3,909	21,369	96,412	117,781	(8,941)	2011, 2013, 2014
Valley View Distribution Center	1		2,420	258	-	2,420	258	2,678	(74)	2015
Warm Springs Distribution Center	6	(d)	8,897	39,055	96	8,897	39,151	48,048	(802)	2015
West One Business Center	4		2,468	13,985	5,529	2,468	19,514	21,982	(12,450)	1996
Las Vegas, Nevada	47		96,314	300,715	22,045	86,947	332,127	419,074	(36,001)

Louisville, Kentucky
Cedar Grove Distribution Center	5		20,697	105,257	3,744	20,696	109,002	129,698	(13,455)	2005, 2008, 2012, 2015
Commerce Crossings Distribution Center	1		1,912	7,649	266	1,912	7,915	9,827	(2,736)	2005
I-65 Meyer Distribution Center	3		9,557	32,334	25,091	9,864	57,118	66,982	(9,527)	2006, 2012, 2015
New Cut Road Distribution Center	1		2,711	11,694	628	2,711	12,322	15,033	(1,903)	2012
River Ridge Distribution Center	1		8,102	69,329	19	8,102	69,348	77,450	(1,168)	2015
Riverport Distribution Center	1		1,515	8,585	5,182	1,817	13,465	15,282	(5,717)	1999
Louisville, Kentucky	12		44,494	234,848	34,930	45,102	269,170	314,272	(34,506)

Memphis, Tennessee
Delp Distribution Center	3		1,068	10,546	894	1,068	11,440	12,508	(7,828)	1995
DeSoto Distribution Center	3	(d)	7,225	4,136	35,506	6,778	40,089	46,867	(7,396)	2007, 2014
Memphis Industrial Park	2		3,252	14,448	1,546	3,252	15,994	19,246	(2,310)	2012
Olive Branch Distribution Center	1		6,719	31,134	400	6,719	31,534	38,253	(5,230)	2012
Willow Lake Distribution Center	1		613	3,474	93	613	3,567	4,180	(2,186)	1999
Memphis, Tennessee	10		18,877	63,738	38,439	18,430	102,624	121,054	(24,950)

Nashville, Tennessee
CentrePointe Distribution Center	2	(d)	3,760	15,042	712	3,760	15,754	19,514	(1,041)	2013
Elam Farms Park	1		2,097	8,386	1,918	2,097	10,304	12,401	(1,145)	2013
I-40 Industrial Center	4		3,075	15,333	4,517	3,075	19,850	22,925	(8,123)	1995, 1996, 1999, 2012
Interchange City Distribution Center	11	(d)	11,460	49,472	4,398	11,460	53,870	65,330	(4,537)	1999, 2012, 2014
Nashville North Distribution Center	4	(d)	6,194	44,587	129	6,194	44,716	50,910	(1,015)	2015
Southpark Distribution Center	4	(d)	11,834	47,336	1,168	11,834	48,504	60,338	(3,300)	2013
Nashville, Tennessee	26		38,420	180,156	12,842	38,420	192,998	231,418	(19,161)

New Jersey/New York
Brunswick Distribution Center	2		870	4,928	2,955	870	7,883	8,753	(5,353)	1997
Carteret Distribution Center	3		39,148	109,078	75	39,148	109,153	148,301	(2,353)	2015
CenterPoint Distribution Center	1		2,839	12,490	1,753	2,839	14,243	17,082	(2,498)	2012
Chester Distribution Center	1		548	5,319	345	548	5,664	6,212	(4,364)	2002
Clifton Distribution Center	1		8,064	12,096	1,333	8,064	13,429	21,493	(2,565)	2010
Cranbury Business Park	8	(d)	43,056	91,129	2,598	43,056	93,727	136,783	(9,158)	2012, 2014
Dellamor	7		6,710	35,478	2,593	6,710	38,071	44,781	(7,734)	2011
Docks Corner SG (Phase II)	1		16,232	19,264	5,728	16,232	24,992	41,224	(7,747)	2011
Exit 10 Distribution Center	9	(d)	66,230	207,555	12,347	66,230	219,902	286,132	(49,910)	2005, 2010, 2015
Exit 7 Distribution Center	2	(d)	35,728	117,157	12	35,728	117,169	152,897	(1,980)	2015
Exit 8A Distribution Center	2	(d)	21,164	85,257	3,804	21,164	89,061	110,225	(17,184)	2005, 2014
Franklin Commercial Center	1		9,304	23,768	81	9,304	23,849	33,153	(3,384)	2011
Gourmet Lane Distribution Center	1		13,099	25,814	-	13,099	25,814	38,913	(153)	2015
Highway 17 55 Madis	1		2,937	13,477	1,115	2,937	14,592	17,529	(2,857)	2011
Interstate Distribution Center	3	(d)	30,188	76,705	299	30,188	77,004	107,192	(1,407)	2015
JFK Cargo Center 75_77	2		-	35,916	3,773	-	39,689	39,689	(17,488)	2011
Kilmer Distribution Center	4	(d)	2,526	14,313	4,239	2,526	18,552	21,078	(12,166)	1996
Liberty Log Center	1		3,273	24,029	245	3,273	24,274	27,547	(3,114)	2011
Linden Industrial	2	(d)	18,652	35,297	579	18,652	35,876	54,528	(1,581)	2011, 2015
Lister Distribution Center	1		16,855	26,004	158	16,855	26,162	43,017	-	2015
Mahwah Corporate Center	4		12,695	27,342	938	12,695	28,280	40,975	(4,934)	2011
Maspeth Distribution Center	1	(d)	23,784	8,516	-	23,784	8,516	32,300	(49)	2015
Meadow Lane	1		1,036	6,388	1	1,036	6,389	7,425	(1,250)	2011
Meadowland Distribution Center	6	(d)	26,379	83,224	5,352	26,379	88,576	114,955	(22,259)	2005, 2015
Meadowland Industrial Center	7	(d)	4,190	13,469	20,399	4,190	33,868	38,058	(20,951)	1996, 1998
Meadowlands ALFII	3		3,972	18,895	3,303	3,972	22,198	26,170	(3,778)	2011
Meadowlands Park	8		6,898	41,471	1,749	6,898	43,220	50,118	(8,474)	2011
Mooncreek Distribution Center	1		3,319	13,422	15	3,319	13,437	16,756	(2,849)	2011
Murray Hill Parkway	2		2,907	12,040	280	2,907	12,320	15,227	(2,168)	2011
National Distribution Center	2	(d)	2,417	3,918	168	2,417	4,086	6,503	(281)	2014
Newark Airport I and II	3		19,379	16,940	649	19,379	17,589	36,968	(1,536)	2011, 2015
Orchard Hill	1		678	3,756	21	678	3,777	4,455	(791)	2011
Pennsauken Distribution Center	2		192	959	557	203	1,505	1,708	(889)	1999
Perth Amboy Corporate Park	2	(d)	54,701	86,705	201	54,701	86,906	141,607	(712)	2015
Port Reading Business Park	10	(d)	211,931	256,740	123,590	209,055	383,206	592,261	(16,514)	2005, 2014, 2015
Ports Jersey City Distribution Center	1		34,133	-	60,963	34,401	60,695	95,096	(2,480)	2014
Portview Commerce Center	3	(d)	9,577	21,581	19,111	9,797	40,472	50,269	(4,199)	2011, 2012
Secaucus Distribution Center	2	(d)	9,603	-	26,889	9,603	26,889	36,492	(2,258)	2012
Skyland Crossdock	1		-	9,831	1,292	-	11,123	11,123	(2,421)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
South Jersey Distribution Center	1		6,912	17,437	204	6,912	17,641	24,553	(1,619)	2013
Teterboro Meadowlands 15	2		18,169	34,604	46	18,169	34,650	52,819	(4,308)	2011, 2015
Two South Middlesex	1		4,389	8,410	460	4,389	8,870	13,259	(1,966)	2011
New Jersey/New York	117		794,684	1,660,722	310,220	792,307	1,973,319	2,765,626	(259,682)

Norfolk, Virginia
Chesapeake Distribution Center	1		2,335	9,665	25	2,335	9,690	12,025	(416)	2014
Norfolk, Virginia	1		2,335	9,665	25	2,335	9,690	12,025	(416)

Orlando, Florida
Beltway Commerce Center	3		17,082	25,526	7,111	17,082	32,637	49,719	(5,621)	2008
Chancellor Distribution Center	1		380	2,157	2,596	380	4,753	5,133	(3,160)	1994
Chancellor Square	3		2,087	9,708	2,835	2,087	12,543	14,630	(2,248)	2011
Consulate Distribution Center	5		6,105	31,550	2,580	6,105	34,130	40,235	(14,919)	1999, 2014
Crowne Pointe Park	1		3,888	7,497	43	3,888	7,540	11,428	(165)	2015
Davenport Distribution Center	1		934	3,991	102	934	4,093	5,027	(602)	2012
Lake Mary Logistics Center	1		1,374	5,101	40	1,374	5,141	6,515	(104)	2015
Orlando Central Park	1		1,398	5,977	403	1,398	6,380	7,778	(1,072)	2012
Orlando Corporate Center	6	(d)	8,061	33,030	1,410	8,061	34,440	42,501	(1,613)	2014
Presidents Drive	6		6,845	31,180	4,138	6,845	35,318	42,163	(7,072)	2011
Sand Lake Service Center	6		3,704	19,546	3,603	3,704	23,149	26,853	(4,599)	2011
Orlando, Florida	34		51,858	175,263	24,861	51,858	200,124	251,982	(41,175)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,991	561	4,785	5,346	(3,622)	1994
Alameda Distribution Center	2		3,872	14,358	3,033	3,872	17,391	21,263	(6,229)	2005
Brookridge Distribution Center	1	(d)	3,897	15,153	241	3,897	15,394	19,291	(733)	2014
Hohokam 10 Business Center	1		1,317	7,468	1,376	1,318	8,843	10,161	(4,971)	1999
Kyrene Commons Distribution Center	3		1,093	5,475	2,786	1,093	8,261	9,354	(5,209)	1992, 1998, 1999
Papago Distribution Center	3		4,828	20,017	5,007	4,829	25,023	29,852	(10,709)	1994, 2005
Phoenix Distribution Center	2		4,837	17,257	1,009	4,837	18,266	23,103	(1,005)	2012, 2015
University Dr Distribution Center	1		683	2,735	820	683	3,555	4,238	(1,156)	2005
Watkins Street Distribution Center	1		242	1,375	792	243	2,166	2,409	(1,410)	1995
Wilson Drive Distribution Center	1		1,273	5,093	935	1,273	6,028	7,301	(2,227)	2005
Phoenix, Arizona	17		22,545	91,783	17,990	22,606	109,712	132,318	(37,271)

Portland, Oregon
Clackamas Distribution Center	5	(d)	8,828	28,192	299	8,828	28,491	37,319	(1,858)	2012, 2014
PDX Cargo Center Airtrans	2		-	13,697	247	-	13,944	13,944	(3,506)	2011
PDX Corporate Center East	4	(d)(e)	7,126	21,303	130	7,126	21,433	28,559	(947)	2014
PDX Corporate Center North Phase II	4	(d)(e)	10,293	25,461	2,102	10,293	27,563	37,856	(3,271)	2008, 2014
Portland Northwest Corporate Park	10		13,666	40,999	26	13,666	41,025	54,691	(489)	2015
Southshore Corporate Center	3	(d)(e)	9,480	24,173	10,261	8,143	35,771	43,914	(4,864)	2006, 2014, 2015
Portland, Oregon	28		49,393	153,825	13,065	48,056	168,227	216,283	(14,935)

Reno, Nevada
Damonte Ranch Distribution Center	3	(d)	8,764	36,766	956	8,764	37,722	46,486	(4,746)	2012, 2014
Golden Valley Distribution Center	1		940	13,686	3,254	2,415	15,465	17,880	(5,090)	2005
Meredith Kleppe Business Center	5		2,988	10,933	4,755	2,988	15,688	18,676	(4,008)	1993, 2014
Packer Way Distribution Center	2		506	2,879	2,011	506	4,890	5,396	(3,658)	1993
Reno Aircenter	1		544	12,292	1,645	544	13,937	14,481	(218)	2015
RNO Cargo Center 10_11	2		-	4,265	405	-	4,670	4,670	(1,338)	2011
Sage Point Business Park	1		1,705	6,821	95	1,705	6,916	8,621	(125)	2015
Stead Distribution Center	1	(d)	1,046	19,330	280	1,046	19,610	20,656	(357)	2015
Tahoe-Reno Industrial Center	2	(d)	4,964	30,381	23,957	4,964	54,338	59,302	(6,337)	2007, 2015
Vista Industrial Park	6	(d)	5,923	26,807	10,458	5,923	37,265	43,188	(19,189)	1994, 2001
Reno, Nevada	24		27,380	164,160	47,816	28,855	210,501	239,356	(45,066)

Salt Lake City, Utah
Clearfield Industrial Center	1		3,485	14,759	-	3,485	14,759	18,244	(991)	2014
Salt Lake City, Utah	1		3,485	14,759	-	3,485	14,759	18,244	(991)

San Antonio, Texas
Coliseum Distribution Center	2	(d)	1,607	6,548	-	1,607	6,548	8,155	(307)	2014
Director Drive Distribution Center	2		1,271	5,455	277	1,271	5,732	7,003	(994)	2012
Downtown Distribution Center	1		579	2,347	-	579	2,347	2,926	(112)	2014
Eisenhauer Distribution Center	5	(d)	5,042	21,383	941	5,042	22,324	27,366	(2,701)	2012, 2014
Interchange East Distribution Center	1		1,496	6,535	234	1,496	6,769	8,265	(1,485)	2012
Landmark One Distribution Center	1	(d)	857	3,439	113	857	3,552	4,409	(160)	2014
Macro Distribution Center	4	(d)	2,535	12,395	4,498	2,535	16,893	19,428	(5,611)	2002, 2014
Perrin Creek Corporate Center	10	(d)	9,770	40,193	527	9,770	40,720	50,490	(4,004)	2012, 2014
Rittiman East Industrial Park	2		4,848	19,223	3,251	4,848	22,474	27,322	(7,177)	2006
Rittiman West Industrial Park	2		1,230	4,950	1,184	1,230	6,134	7,364	(2,260)	2006

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
San Antonio Distribution Center I	6		1,203	4,648	7,491	1,203	12,139	13,342	(9,472)	1993
San Antonio Distribution Center II	3		885	-	7,638	885	7,638	8,523	(4,564)	1994
San Antonio Distribution Center III	6	(d)	5,079	22,364	1,075	5,083	23,435	28,518	(4,021)	1996, 2012, 2014
Tri-County Distribution Center	4	(d)	6,888	27,718	2,838	6,889	30,555	37,444	(5,378)	2007, 2014
San Antonio, Texas	49		43,290	177,198	30,067	43,295	207,260	250,555	(48,246)

San Francisco Bay Area, California
Acer Distribution Center	1	(d)	3,368	15,139	253	3,368	15,392	18,760	(3,113)	2011
Alvarado Business Center	10	(d)	20,739	62,595	7,311	20,739	69,906	90,645	(24,865)	2005
Bayshore Distribution Center	1		6,450	15,049	2,697	6,450	17,746	24,196	(3,747)	2011
Bayside Corporate Center	7		4,365	-	21,297	4,365	21,297	25,662	(13,800)	1995, 1996
Bayside Plaza I	12		5,212	18,008	8,936	5,216	26,940	32,156	(18,917)	1993
Bayside Plaza II	2		634	-	3,838	634	3,838	4,472	(2,530)	1994
Brennan Distribution	1		1,912	7,553	66	1,912	7,619	9,531	(1,516)	2011
Component Drive Industrial Port	3		2,829	13,532	745	2,829	14,277	17,106	(2,841)	2011
Cypress	1		1,065	5,103	252	1,065	5,355	6,420	(1,039)	2011
Dado Distribution	1		2,194	11,079	276	2,194	11,355	13,549	(2,397)	2011
Doolittle Distribution Center	1		2,843	18,849	1,138	2,843	19,987	22,830	(3,447)	2011
Dowe Industrial Center	2	(d)	5,884	20,400	879	5,884	21,279	27,163	(4,356)	2011
Dublin Industrial Portfolio	1		3,241	15,951	1,071	3,241	17,022	20,263	(2,788)	2011
East Bay Doolittle	1		4,015	15,988	1,718	4,015	17,706	21,721	(3,832)	2011
East Grand Airfreight	8		13,858	31,627	1,008	13,858	32,635	46,493	(2,777)	2011, 2015
Edgewater Industrial Center	1		6,630	31,153	3,321	6,630	34,474	41,104	(6,864)	2011
Eigenbrodt Way Distribution Center	1		393	2,228	694	393	2,922	3,315	(2,153)	1993
Gateway Corporate Center	10		6,736	24,747	11,274	6,744	36,013	42,757	(25,190)	1993
Hayward Commerce Center	4		1,933	10,955	3,783	1,933	14,738	16,671	(10,791)	1993
Hayward Commerce Park	2	(d)	7,131	10,519	687	7,131	11,206	18,337	(682)	2014
Hayward Distribution Center	2		831	5,510	3,442	1,038	8,745	9,783	(6,727)	1993
Hayward Industrial Center	20		13,535	48,573	11,915	13,535	60,488	74,023	(26,067)	1993, 2015
Junction Industrial Park	4		7,658	39,106	1,975	7,658	41,081	48,739	(6,727)	2011
Lakeside BC	1		3,969	11,181	2,479	3,969	13,660	17,629	(1,682)	2011
Laurelwood Drive	3		18,709	34,925	514	18,709	35,439	54,148	(2,770)	2011, 2015
Lawrence SSF	1		2,189	7,498	298	2,189	7,796	9,985	(1,471)	2011
Livermore Distribution Center	4		8,992	26,976	2,480	8,992	29,456	38,448	(10,844)	2005
Martin-Scott Industrial Port	2		3,546	9,717	460	3,546	10,177	13,723	(2,018)	2011
Oakland Industrial Center	3	(d)	8,234	24,704	2,569	8,235	27,272	35,507	(9,553)	2005
Overlook Distribution Center	1		1,573	8,915	2,576	1,573	11,491	13,064	(5,404)	1999
Pacific Business Center	2		6,075	26,260	3,934	6,075	30,194	36,269	(5,599)	2011
Pacific Commons Industrial Center	5	(d)(e)	25,784	77,594	2,191	25,805	79,764	105,569	(28,056)	2005
Pacific Industrial Center	6	(d)	21,675	65,083	4,977	21,675	70,060	91,735	(24,542)	2005
San Francisco Industrial Park	4		17,508	32,516	25	17,508	32,541	50,049	(1)	2015
San Leandro Distribution Center	9		28,264	44,507	3,822	28,265	48,328	76,593	(9,169)	1993, 2015
Shoreline Business Center	8		4,328	16,101	6,641	4,328	22,742	27,070	(15,430)	1993
Silicon Valley R and D	1		1,262	5,259	587	1,262	5,846	7,108	(933)	2011
South Bay Brokaw	3		4,014	23,296	1,754	4,014	25,050	29,064	(4,106)	2011
South Bay Junction	2		3,662	21,120	1,866	3,662	22,986	26,648	(3,742)	2011
South Bay Lundy	2		6,500	33,642	2,577	6,500	36,219	42,719	(6,328)	2011
Spinnaker Business Center	12		7,043	25,220	12,206	7,043	37,426	44,469	(25,616)	1993
Thornton Business Center	7		8,802	27,614	4,704	8,821	32,299	41,120	(11,524)	1993, 2015
TriPoint Bus Park	4		9,057	23,727	4,736	9,057	28,463	37,520	(4,334)	2011
Utah Airfreight	1		10,657	42,842	2,133	10,657	44,975	55,632	(7,443)	2011
Wiegman Road	2		6,658	21,558	436	6,658	21,994	28,652	(2,082)	2011, 2015
Yosemite Drive	10		31,304	65,674	289	31,304	65,963	97,267	(2,218)	2011, 2015
Zanker-Charcot Industrial	5		4,867	28,750	1,474	4,867	30,224	35,091	(5,014)	2011
San Francisco Bay Area California	194		368,128	1,128,343	154,304	368,389	1,282,386	1,650,775	(367,045)

Savannah, Georgia
Morgan Business Center	1		2,161	14,680	1,235	2,161	15,915	18,076	(2,227)	2011
Savannah, Georgia	1		2,161	14,680	1,235	2,161	15,915	18,076	(2,227)

Seattle, Washington
Auburn Distribution Center	1		2,608	5,742	-	2,608	5,742	8,350	(40)	2015
East Valley Warehouse	1	(d)(e)	10,472	57,825	1,024	10,472	58,849	69,321	(8,684)	2011
Fife Distribution Center	1		3,245	-	13,734	3,588	13,391	16,979	(760)	2013
Harvest Business Park	3		3,541	18,827	956	3,541	19,783	23,324	(3,243)	2011
Interurban Distribution Center	1	(d)	7,233	13,958	2	7,233	13,960	21,193	(588)	2015
Kent Centre Corporate Park	4		5,397	21,599	1,122	5,397	22,721	28,118	(3,689)	2011
Kent Corporate Center	1		12,616	8,368	140	12,616	8,508	21,124	(205)	2015
Kent-Northwest Corporate Park	18		71,768	139,886	968	71,768	140,854	212,622	(3,650)	2015
Kingsport Industrial Park	7		16,605	48,942	2,565	16,800	51,312	68,112	(11,160)	2011
Northwest Distribution Center	3		5,114	24,090	1,748	5,114	25,838	30,952	(4,346)	2011
Occidental Distribution Center	1		1,770	1,960	-	1,770	1,960	3,730	(4)	2015
Portside Distribution Cent	2		19,114	44,598	1,622	20,514	44,820	65,334	(1,147)	2015
ProLogis Park SeaTac	2	(d)	12,230	14,170	3,460	12,457	17,403	29,860	(3,770)	2008
Puget Sound Airfreight	1		1,408	4,201	371	1,408	4,572	5,980	(745)	2011
Renton Northwest Corp. Park	4		5,102	17,946	919	5,102	18,865	23,967	(3,619)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
SEA Cargo Center North	1		-	10,279	63	-	10,342	10,342	(7,262)	2011
Sumner Landing	1	(e)	10,332	32,545	767	10,332	33,312	43,644	(4,390)	2011
Van Doren's Distribution Center	1	(e)	3,166	7,339	7	3,166	7,346	10,512	(322)	2014
Seattle, Washington	53		191,721	472,275	29,468	193,886	499,578	693,464	(57,624)

South Florida
Airport West Distribution Center	2	(d)	1,253	3,825	4,109	1,974	7,213	9,187	(3,980)	1995, 1998
Arvida Park of Commerce	3		9,527	11,743	34	9,527	11,777	21,304	(356)	2015
Beacon Centre	18		37,998	196,004	12,768	37,998	208,772	246,770	(32,300)	2011
Beacon Industrial Park	9	(d)	23,511	75,424	3,742	23,511	79,166	102,677	(11,547)	2011, 2015
Beacon Lakes	5		32,658	24,691	37,778	32,658	62,469	95,127	(1,675)	2012, 2014, 2015
Blue Lagoon Business Park	2	(d)	9,189	29,451	1,636	9,189	31,087	40,276	(5,205)	2011
CenterPort Distribution Center	5	(d)	8,802	22,504	3,445	8,922	25,829	34,751	(9,564)	1999, 2012
Commercial Logistics Center	1		7,938	11,083	220	7,938	11,303	19,241	(352)	2015
Congress Distribution Center	1	(d)	2,266	5,639	10	2,266	5,649	7,915	(150)	2015
Copans Distribution Center	2		504	2,857	1,483	504	4,340	4,844	(2,321)	1997, 1998
Delray Beach Commerce Center	1		1,765	1,236	75	1,765	1,311	3,076	(64)	2015
Dolphin Distribution Center	1		2,716	7,364	851	2,716	8,215	10,931	(1,793)	2011
Gateway Center	1	(d)	1,015	1,284	6	1,015	1,290	2,305	(35)	2015
Hollywood Park Distribution Center	13		16,848	36,191	673	16,848	36,864	53,712	(1,046)	2015
International Corp Park	5		26,915	54,436	2,714	26,915	57,150	84,065	(4,252)	2010, 2015
Lyons Technology Park	1	(d)	1,988	3,651	7	1,988	3,658	5,646	(102)	2015
Magnolia Park Distribution Center	1	(d)	1,398	1,613	30	1,398	1,643	3,041	(44)	2015
Marlin Distribution Center	1		1,844	6,603	448	1,844	7,051	8,895	(1,344)	2011
Miami Airport Business Center	6		11,173	45,921	2,180	11,173	48,101	59,274	(8,522)	2011
North Andrews Distribution Center	2	(d)	11,327	22,330	416	11,327	22,746	34,073	(3,288)	1994, 2015
Pompano Beach Distribution Center	3		11,035	15,136	3,849	11,035	18,985	30,020	(3,432)	2008
Pompano Center of Commerce	5		5,171	13,930	426	5,171	14,356	19,527	(2,194)	2011
Port Lauderdale Distribution Center	9	(d)	40,927	73,128	9,449	42,235	81,269	123,504	(8,271)	1997, 2012, 2014, 2015
Port Lucie West Distribution Center	2	(d)	1,131	1,412	41	1,131	1,453	2,584	(51)	2015
ProLogis Park I-595	2	(d)	1,998	11,326	1,027	1,999	12,352	14,351	(5,410)	2003
Prospect Park Distribution Center	17		9,896	16,144	244	9,896	16,388	26,284	(535)	2015
Sawgrass International Park	1		5,163	11,476	15	5,163	11,491	16,654	(216)	2015
Seneca Distribution Center	3		16,357	46,738	61	16,357	46,799	63,156	(857)	2015
South Dade Commerce Center	1	(d)	1,791	147	1	1,791	148	1,939	(14)	2015
Sunshine Park Distribution Center	1		2,822	4,857	2	2,822	4,859	7,681	(140)	2015
Tarpon Distribution Center	1		1,847	6,451	249	1,847	6,700	8,547	(1,484)	2011
South Florida	125		308,773	764,595	87,989	310,923	850,434	1,161,357	(110,544)

Southern California
Activity Distribution Center	4		10,820	27,410	38	10,820	27,448	38,268	(582)	2015
Anaheim Industrial Center	12		31,086	57,836	3,358	31,086	61,194	92,280	(21,264)	2005
Anaheim Industrial Property	1		5,096	10,816	70	5,096	10,886	15,982	(1,765)	2011
Arrow Industrial Park	2		4,840	8,120	986	4,840	9,106	13,946	(1,565)	2012
Artesia Industrial	26	(d)	163,764	217,400	6,123	163,764	223,523	387,287	(29,381)	2011, 2015
Bell Ranch Distribution	4		5,539	23,092	1,657	5,539	24,749	30,288	(4,570)	2011
Brea Industrial Center	1		2,488	4,062	395	2,488	4,457	6,945	(672)	2012
California Commerce Center	6	(d)	30,127	52,094	4,457	30,127	56,551	86,678	(5,471)	2012, 2014, 2015
Carson Distribution Center	2	(d)	29,974	22,483	17,035	29,975	39,517	69,492	(2,328)	2011, 2015
Carson Industrial	1		844	2,081	796	844	2,877	3,721	(541)	2011
Carson Town Center	2		11,781	31,572	1,071	11,781	32,643	44,424	(4,824)	2011
CAT - Kaiser Commercial Center	1		4,971	-	8,816	4,972	8,815	13,787	(103)	2015
Cedarpointe Industrial Park	9	(d)	56,349	105,792	715	56,349	106,507	162,856	(3,970)	2012, 2015
Chartwell Distribution Center	3		55,803	77,135	2,224	55,803	79,359	135,162	(4,221)	2011, 2015
Chatsworth Distribution Center	2		11,713	17,569	78	11,713	17,647	29,360	(442)	2015
Chino Industrial Center	4		850	1,274	10	850	1,284	2,134	(905)	2012
Commerce Industrial Center	1		11,345	17,653	2,122	11,345	19,775	31,120	(2,493)	2012
Crossroads Business Park	9	(d)	36,131	98,030	135,003	89,668	179,496	269,164	(39,322)	2005, 2010, 2014
Del Amo Industrial Center	1		7,471	17,889	387	7,471	18,276	25,747	(3,511)	2011
Dominguez North Industrial Center	6	(d)	20,662	34,382	4,240	20,688	38,596	59,284	(7,860)	2007, 2012
Eaves Distribution Center	3		13,914	31,041	2,282	13,914	33,323	47,237	(6,746)	2011
Foothill Business Center	3		5,254	8,096	163	5,254	8,259	13,513	(1,134)	2012
Ford Distribution Center	11		44,128	108,125	3,239	44,128	111,364	155,492	(17,819)	2011, 2015
Fordyce Distribution Center	1		6,110	19,485	906	6,110	20,391	26,501	(4,348)	2011
Harris Business Center Alliance II	9		13,134	66,195	2,392	13,134	68,587	81,721	(11,601)	2011
Haven Distribution Center	4	(d)	96,975	73,903	7,704	96,975	81,607	178,582	(15,877)	2008
Huntington Beach Distribution Center	1		14,679	22,019	-	14,679	22,019	36,698	(183)	2015
Industry Distribution Center	8	(d)(e)	54,170	99,434	6,987	54,170	106,421	160,591	(35,819)	2005, 2012
Inland Empire Distribution Center	6	(d)	43,320	84,006	8,212	44,100	91,438	135,538	(23,714)	2005, 2012, 2015
International Multifoods	1		4,700	-	10,843	4,700	10,843	15,543	(1,577)	2011
Jack Northrup Distribution Center	1		4,280	9,820	-	4,280	9,820	14,100	(189)	2015

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Kaiser Distribution Center	8	(d)(e)	131,819	242,618	20,236	136,030	258,643	394,673	(84,323)	2005, 2008
LAX Cargo Center	3		-	19,217	366	-	19,583	19,583	(6,149)	2011
Los Angeles Industrial Center	2		3,777	7,015	378	3,777	7,393	11,170	(2,701)	2005
Main St Distribution Center	1		13,058	20,370	751	13,058	21,121	34,179	(400)	2015
Meridian Park	2		38,270	70,022	149	38,270	70,171	108,441	(7,264)	2008, 2015
Mid Counties Industrial Center	19	(d)	62,329	101,667	15,800	62,329	117,467	179,796	(39,490)	2005, 2006, 2010, 2012, 2015
Mill Street Distribution Center	1	(d)	1,825	4,306	-	1,825	4,306	6,131	(199)	2014
Mill Street Spec Distribution Center	1	(d)	15,691	36,550	138	15,691	36,688	52,379	(1,638)	2014
Milliken Distribution Center	1		18,831	30,811	233	18,831	31,044	49,875	(4,672)	2012
NDP - Los Angeles	5		14,855	41,115	2,642	14,855	43,757	58,612	(8,685)	2011
Normandie Industrial	1		12,297	14,957	1,686	12,297	16,643	28,940	(3,522)	2011
North County Distribution Center	4		75,581	101,342	5,986	75,581	107,328	182,909	(12,937)	2011, 2012, 2015
Ontario Distribution Center	1		18,823	29,524	482	18,823	30,006	48,829	(4,220)	2012
Orange Industrial Center	1		4,156	7,836	349	4,157	8,184	12,341	(2,866)	2005
Pacific Business Center	5		20,810	32,169	2,356	20,810	34,525	55,335	(4,788)	2012
Pomona Distribution Center	1	(d)	22,361	27,898	14	22,361	27,912	50,273	(966)	2015
ProLogis Park Ontario	2	(d)	25,499	47,366	876	25,499	48,242	73,741	(14,170)	2007
Rancho Cucamonga Distribution Center	6	(d)(e)	58,710	113,273	3,638	58,711	116,910	175,621	(30,925)	2005, 2015
Redlands Commercial Center	1	(d)	20,583	30,881	13	20,583	30,894	51,477	(1,396)	2014
Redlands Distribution Center	9	(d)	98,682	120,920	104,484	102,416	221,670	324,086	(24,816)	2006, 2007, 2012, 2013, 2014, 2015
Redondo Beach Distribution Center	1		7,455	11,223	-	7,455	11,223	18,678	(358)	2015
Rialto Distribution Center	5	(d)	86,270	200,602	33,375	88,505	231,742	320,247	(22,690)	2012, 2014, 2015
Riverbluff Distribution Center	1	(d)	42,964	-	33,014	42,964	33,014	75,978	(7,242)	2009
Santa Ana Distribution Center	3		27,070	32,168	989	27,070	33,157	60,227	(3,599)	2005, 2015
Santa Fe Distribution Center	1		12,163	9,927	-	12,163	9,927	22,090	(254)	2015
Slover Distribution Center	4	(d)	40,335	45,492	25	40,335	45,517	85,852	(889)	2015
South Bay Distribution Center	4	(d)	14,478	27,511	6,757	15,280	33,466	48,746	(11,278)	2005, 2007
South Bay Transport	1		15,928	23,891	-	15,928	23,891	39,819	(25)	2015
Starboard Distribution Center	1		18,763	53,824	332	18,763	54,156	72,919	(8,816)	2011
Terra Francesco	1		11,196	-	15,591	11,196	15,591	26,787	(343)	2012
Torrance Distribution Center	1		25,730	40,414	349	25,730	40,763	66,493	(5,719)	2012
Transpark Inland Empire Distribution Center	1	(d)	28,936	42,167	262	28,936	42,429	71,365	(1,805)	2014
Van Nuys Airport Industrial	4		23,455	39,916	2,642	23,455	42,558	66,013	(6,626)	2011
Vernon Distribution Center	15		25,439	47,250	4,092	25,441	51,340	76,781	(18,696)	2005
Vernon Industrial	2		3,626	3,319	692	4,121	3,516	7,637	(2,672)	2011
Vista Distribution Center	1		4,150	6,225	3,514	4,150	9,739	13,889	(2,406)	2012
Walnut Drive	1		2,665	7,397	217	2,665	7,614	10,279	(1,256)	2011
Watson Industrial Center AFdII	1		6,944	11,193	371	6,944	11,564	18,508	(1,900)	2011
Wilmington Avenue Warehouse	2		11,172	34,723	2,423	11,172	37,146	48,318	(6,101)	2011
Workman Mill Distribution Center	1		32,467	56,672	-	32,467	56,672	89,139	(952)	2015
Southern California	270		1,901,481	3,142,585	497,531	1,967,307	3,574,290	5,541,597	(614,551)

Tampa, Florida
Corporate Center Tampa	6		4,458	19,166	322	4,458	19,488	23,946	(502)	2015
Tampa West Distribution Center	1		432	2,582	-	432	2,582	3,014	(100)	2015
Tampa, Florida	7		4,890	21,748	322	4,890	22,070	26,960	(602)
Subtotal United States:	1,799		5,461,589	14,367,377	2,519,859	5,547,099	16,801,726	22,348,825	(3,054,600)

Canada:
Toronto
Airport Rd. Distribution Center	1	(d)	21,761	61,219	2,048	22,743	62,285	85,028	(8,397)	2011
Annagem Distribution Center	1		2,935	10,040	731	3,068	10,638	13,706	(1,498)	2011
Annagem Distribution Center II	1		1,652	4,235	728	1,727	4,888	6,615	(757)	2011
Bolton Distribution Center	1	(d)	6,651	-	20,753	6,952	20,452	27,404	(3,159)	2009
Keele Distribution Center	1		1,034	4,148	490	1,081	4,591	5,672	(928)	2011
Meadowvale Distribution Center	2	(d)	30,184	-	45,247	30,748	44,683	75,431	(752)	2014
Millcreek Distribution Center	2		7,200	27,387	578	7,525	27,640	35,165	(3,899)	2011
Milton 401 Business Park	1		5,617	18,401	2,954	5,870	21,102	26,972	(3,478)	2011
Milton 402 Business Park	2	(d)	9,213	31,586	1,838	9,524	33,113	42,637	(3,033)	2011, 2014
Milton Crossings Business Park	2		16,405	39,931	4,202	17,145	43,393	60,538	(5,867)	2011
Mississauga Gateway Center	6	(d)	45,243	104,681	31	45,474	104,481	149,955	(5,669)	2008, 2014
Pearson Logistic Center	2	(d)	10,466	37,515	1,377	10,938	38,420	49,358	(5,180)	2011
Tapscott Dist Ctr	1		4,431	-	6,582	2,948	8,065	11,013	-	2015
Toronto	23		162,792	339,143	87,559	165,743	423,751	589,494	(42,617)
Subtotal Canada:	23		162,792	339,143	87,559	165,743	423,751	589,494	(42,617)

Mexico:
Guadalajara
Parque Opcion	1		730	2,287	2,132	730	4,419	5,149	(656)	2011
Guadalajara	1		730	2,287	2,132	730	4,419	5,149	(656)
Subtotal Mexico:	1		730	2,287	2,132	730	4,419	5,149	(656)
Subtotal North American Markets:	1823		5,625,111	14,708,807	2,609,550	5,713,572	17,229,896	22,943,468	(3,097,873)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
European Markets
Austria
Himberg DC	1		3,331	-	5,616	3,667	5,280	8,947	(661)	2011
Austria	1		3,331	-	5,616	3,667	5,280	8,947	(661)

Belgium
Boom Distribution Center	1		12,260	16,570	84	12,260	16,654	28,914	(2,408)	2011
Belgium	1		12,260	16,570	84	12,260	16,654	28,914	(2,408)

Czech Republic
Prague Rudna Distribution Center	1		2,333	12,156	2,868	2,333	15,024	17,357	(225)	2015
Uzice Distribution Center	1		2,422	-	15,811	2,422	15,811	18,233	(3,698)	2007
Czech Republic	2		4,755	12,156	18,679	4,755	30,835	35,590	(3,923)

France
Bonneuil Distribution Center	1		-	-	14,501	-	14,501	14,501	(1,102)	2012
LGR Genevill. 1 SAS	1		2,006	2,176	733	2,006	2,909	4,915	(377)	2011
LGR Genevill. 2 SAS	1		1,542	3,196	37	1,542	3,233	4,775	(405)	2011
Moissy II Distribution Center	1		4,978	-	4,004	4,932	4,050	8,982	(1,469)	2014
Port of Rouen	1		-	13,881	165	-	14,046	14,046	(2,376)	2011
France	5		8,526	19,253	19,440	8,480	38,739	47,219	(5,729)

Germany
Hausbruch Industrial Center 4-B	1		7,438	4,837	219	7,438	5,056	12,494	(1,800)	2011
Hausbruch Industrial Center 5-650	1		2,677	413	300	2,677	713	3,390	(158)	2011
Kolleda Distribution Center	1		231	3,564	(285)	231	3,279	3,510	(543)	2008
Lauenau Distribution Center	1		2,496	5,557	298	2,496	5,855	8,351	(943)	2011
Meerane Distribution Center	1		615	4,729	(216)	615	4,513	5,128	(716)	2008
Germany	5		13,457	19,100	316	13,457	19,416	32,873	(4,160)

Italy
Arena Po Distribution Center	2		7,420	20,085	467	7,420	20,552	27,972	(4,519)	2011
Castel San Giovanni Distribution Center	1		3,084	9,416	228	3,084	9,644	12,728	(1,622)	2011
Siziano Logistic Park	1		9,851	17,858	821	9,851	18,679	28,530	(2,779)	2011
Italy	4		20,355	47,359	1,516	20,355	48,875	69,230	(8,920)

Poland
Nadarzyn Distribution Center	1		2,252	-	7,081	2,249	7,084	9,333	(1,265)	2009
Piotrkow II Distribution Center	1		1,464	-	5,008	1,441	5,031	6,472	(1,028)	2009
Sochaczew Distribution Center	2		119	10,578	1,827	772	11,752	12,524	(2,558)	2008
Szczecin Distribution Center	1		278	-	4,032	281	4,029	4,310	(126)	2014
Teresin Distribution Center	2		3,044	15,907	968	3,608	16,311	19,919	(2,782)	2011
Poland	7		7,157	26,485	18,916	8,351	44,207	52,558	(7,759)

Slovakia
Sered Distribution Center	1		2,174	-	11,869	2,174	11,869	14,043	(1,948)	2009
Slovakia	1		2,174	-	11,869	2,174	11,869	14,043	(1,948)

Spain
Barajas MAD Logistics	4		-	35,219	901	-	36,120	36,120	(6,699)	2011
Spain	4		-	35,219	901	-	36,120	36,120	(6,699)

Sweden
Orebro Distribution Center	1		9,025	19,731	2,195	9,025	21,926	30,951	(5,248)	2011
Sweden	1		9,025	19,731	2,195	9,025	21,926	30,951	(5,248)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
United Kingdom
Midpoint Park	1		15,972	11,478	23,698	22,163	28,985	51,148	(1,758)	2008
United Kingdom	1		15,972	11,478	23,698	22,163	28,985	51,148	(1,758)
Subtotal European Markets:	32		97,012	207,351	103,230	104,687	302,906	407,593	(49,213)

Asian Markets
China
Dalian Industrial Park DC	1		2,392	13,704	86	2,247	13,935	16,182	(1,780)	2011
Fengxian Logistics Center	3		-	12,978	910	-	13,888	13,888	(4,368)	2011
Jiaxing Distribution Center	4		10,793	10,464	12,437	9,358	24,336	33,694	(2,215)	2011, 2013
Tianjin Bonded LP	2		1,474	8,938	34	1,379	9,067	10,446	(1,321)	2011
China	10		14,659	46,084	13,467	12,984	61,226	74,210	(9,684)

Japan
ProLogis Park Aichi Distribution Center	1		18,310	-	73,995	24,533	67,772	92,305	(12,235)	2007
ProLogis Park Narita III	1		17,035	60,396	9,604	18,276	68,759	87,035	(11,392)	2008
Japan	2		35,345	60,396	83,599	42,809	136,531	179,340	(23,627)

Singapore
Airport Logistics Center 3	1		-	24,038	168	-	24,206	24,206	(4,946)	2011
Changi South Distribution Center 1	1		-	39,173	107	-	39,280	39,280	(7,366)	2011
Changi-North DC1	1		-	12,961	1,748	-	14,709	14,709	(2,596)	2011
Singapore Airport Logistic Center 2	1		-	34,807	198	-	35,005	35,005	(7,180)	2011
Tuas Distribution Center	1		-	17,680	254	-	17,934	17,934	(5,370)	2011
Singapore	5		-	128,659	2,475	-	131,134	131,134	(27,458)
Subtotal Asian Markets:	17		50,004	235,139	99,541	55,793	328,891	384,684	(60,769)
Total Industrial Operating Properties:	1872		5,772,127	15,151,297	2,812,321	5,874,052	17,861,693	23,735,745	(3,207,855)

Development Portfolio

North American Markets
United States
Central and Eastern Pennsylvania
Carlisle Distribution Center	1		14,030	-	36,256	14,030	36,256	50,286		2015
Lehigh Valley Distribution Center	1		5,725	-	21,683	5,725	21,683	27,408		2015
Central and Eastern Pennsylvania	2		19,755	-	57,939	19,755	57,939	77,694

Central Valley, California
Patterson Pass Business Center	2		6,577	-	45,756	6,577	45,756	52,333		2015
Central Valley California	2		6,577	-	45,756	6,577	45,756	52,333

Charlotte, North Carolina
West Pointe Business Center	1		694	-	9,462	694	9,462	10,156		2015
Charlotte, North Carolina	1		694	-	9,462	694	9,462	10,156

Chicago, Illinois
Glendale Heights Distribution Center	1		345	-	4,552	345	4,552	4,897
Woodridge Distribution Center	1		1,381	-	3,511	1,381	3,511	4,892
Chicago, Illinois	2		1,726	-	8,063	1,726	8,063	9,789

Cincinnati, Ohio
Gateway International Distribution Center	1		2,676	-	16,531	2,676	16,531	19,207		2015
Cincinnati, Ohio	1		2,676	-	16,531	2,676	16,531	19,207

Columbus, Ohio
Etna Distribution Center	1		3,642	-	17,432	3,642	17,432	21,074
Columbus, Ohio	1		3,642	-	17,432	3,642	17,432	21,074

Dallas/Fort Worth, Texas
Dallas Corporate Center North Distribution Center	2		6,014	-	18,298	6,014	18,298	24,312		2015
Gold Spike Distribution Center	1		3,629	-	17,696	3,629	17,696	21,325		2015
Heritage Business Park	2		4,731	-	25,563	4,731	25,563	30,294		2015
Mountain Creek	2		13,181	-	33,805	13,181	33,805	46,986		2015
Park 121 Distribution Center	1		6,888	-	11,952	6,888	11,952	18,840
ST Micro Distribution Center	2		2,429	-	273	2,429	273	2,702
Dallas/Fort Worth, Texas	10		36,872	-	107,587	36,872	107,587	144,459

Denver, Colorado
Stapleton Business Center North	1		2,493	-	10,599	2,493	10,599	13,092
Denver, Colorado	1		2,493	-	10,599	2,493	10,599	13,092

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Houston, Texas
Greens Parkway Distribution Center	1		1,246	-	9,723	1,246	9,723	10,969
Houston, Texas	1		1,246	-	9,723	1,246	9,723	10,969

Las Vegas, Nevada
Black Mountain Distribution Center	1		3,686	-	5,951	3,686	5,951	9,637
Las Vegas Beltway Distribution Center	1		6,341	-	452	6,341	452	6,793
Sunrise Industrial Park	1		130	-	297	130	297	427
Las Vegas, Nevada	3		10,157	-	6,700	10,157	6,700	16,857

Nashville, Tennessee
Center Pointe Distribution Center	2		3,746	-	8,900	3,746	8,900	12,646
Nashville, Tennessee	2		3,746	-	8,900	3,746	8,900	12,646

New Jersey
Edison Distribution Center	1		30,610	-	43,595	30,610	43,595	74,205		2015
Elizabeth Seaport II	1		37,325	-	81	37,325	81	37,406
New Jersey	2		67,935	-	43,676	67,935	43,676	111,611

Orlando, Florida
Beltway Commerce Center	1		1,753	-	6,447	1,753	6,447	8,200		2015
Orlando Airport Park	1		5,259	-	1,102	5,259	1,102	6,361
Orlando, Florida	2		7,012	-	7,549	7,012	7,549	14,561

Reno, Nevada
Tahoe-Reno Industrial Center	1		1,740	-	31,067	1,740	31,067	32,807		2015
Reno, Nevada	1		1,740	-	31,067	1,740	31,067	32,807

San Antonio, Texas
Cornerstone Distribution Center	1		2,173	-	6,736	2,173	6,736	8,909
San Antonio, Texas	1		2,173	-	6,736	2,173	6,736	8,909

San Francisco Bay Area California
Boyce Distribution Center	2		21,719	-	24,450	21,719	24,450	46,169
Hayward Industrial Center	1		11,031	-	41	11,031	41	11,072
Pinole Point	2		7,700	-	19,515	7,700	19,515	27,215		2015
San Francisco Bay Area California	5		40,450	-	44,006	40,450	44,006	84,456

Southern California
Redlands Distribution Center	3		57,795	-	117,174	57,795	117,174	174,969		2015
Southern California	3		57,795	-	117,174	57,795	117,174	174,969
Subtotal United States:	40		266,689	-	548,900	266,689	548,900	815,589

Canada
Milton 402 Bus Park	3		9,675	-	13,943	9,675	13,943	23,618
Canada	3		9,675	-	13,943	9,675	13,943	23,618

Mexico
Centro Industrial Center	3		2,828	-	8,779	2,828	8,779	11,607		2015
El Puente Industrial Center	1		778	-	4,194	778	4,194	4,972		2015
PDX Corporate Center North/South	1		14,602	-	13,701	14,602	13,701	28,303
San Jose Distribution Center	2		12,699	-	392	12,699	392	13,091
Toluca Distribution Center	1		3,060	-	3,124	3,060	3,124	6,184
Mexico	8		33,967	-	30,190	33,967	30,190	64,157
Subtotal North American Markets:	51		310,331	-	593,033	310,331	593,033	903,364	-

European Markets
Czech Republic
Prague Airport Distribution Center	1		4,523	-	9,708	4,523	9,708	14,231		2015
Prague-Jirny Distribution Center	1		5,137	-	8,376	5,137	8,376	13,513
Czech Republic	2		9,660	-	18,084	9,660	18,084	27,744

France
Isle d'Abeau Distribution Center	1		3,853	-	-	3,853	-	3,853
Le Havre Distribution Center	2		1,836	-	17,385	1,836	17,385	19,221
Moissy II Distribution Center	1		4,950	-	14,801	4,950	14,801	19,751
Presles Distribution Center	1		-	-	-	-	-	-
France	5		10,639	-	32,186	10,639	32,186	42,825

Germany
Bergheim Distribution Center	1		5,101	-	6,956	5,101	6,956	12,057
Munich East Distribution Center	1		26,764	-	60,627	26,764	60,627	87,391
Germany	2		31,865	-	67,583	31,865	67,583	99,448

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2015
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Hungary
Hegyeshalom Distribution Center	1		253	-	-	253	-	253
Hungary	1		253	-	-	253	-	253

Netherlands
Eindhoven Distribution Center	1		-	-	9,346	-	9,346	9,346
Fokker Logistics Center	1		15,512	-	55	15,512	55	15,567
Venlo Distribution Center	1		6,239	-	14,774	6,239	14,774	21,013		2015
Netherlands	3		21,751	-	24,175	21,751	24,175	45,926

Poland
Chorzow Distribution Center	1		3,758	-	-	3,758	-	3,758
Szczecin Distribution Center	1		677	-	8,787	677	8,787	9,464
Wroclaw V Distribution Center	1		1,846	-	5,245	1,846	5,245	7,091
Poland	3		6,281	-	14,032	6,281	14,032	20,313

Slovakia
Bratislava Distribution Center	1		1,785	-	2,066	1,785	2,066	3,851
Slovakia	1		1,785	-	2,066	1,785	2,066	3,851

United Kingdom
Birmingham International Gateway Distribution Center	6		18,971	-	3,690	18,971	3,690	22,661
Boscombe Road Distribution Center	1		17,929	-	9,930	17,929	9,930	27,859
Daventry Phase II Distribution Center	2		6,574	-	5,673	6,574	5,673	12,247
Park Ryton Distribution Center	2		14,389	-	8,088	14,389	8,088	22,477
Stockly Park Distribution Center	2		28,344	-	12	28,344	12	28,356
United Kingdom	13		86,207	-	27,393	86,207	27,393	113,600
Subtotal European Markets:	30		168,441	-	185,519	168,441	185,519	353,960

Asian Markets
Japan
Chiba New Town Distribution Center	1		30,543	-	81,966	30,543	81,966	112,509
Hisayama Distribution Center	1		5,034	-	20,292	5,034	20,292	25,326		2015
Ibaraki Distribution Center	1		41,824	-	61,737	41,824	61,737	103,561
Kobe Distribution Center	1		17,155	-	13,806	17,155	13,806	30,961
Koga Distribution Center	2		6,746	-	7,581	6,746	7,581	14,327
Narashino IV Distribution Center	1		19,050	-	50,988	19,050	50,988	70,038
Narita 1	1		9,208	-	22,645	9,208	22,645	31,853		2015
Osaka 5	1		35,195	-	78,288	35,195	78,288	113,483		2015
Yoshimi Distribution Center	1		20,891	-	92,630	20,891	92,630	113,521		2015
Japan	10		185,646	-	429,933	185,646	429,933	615,579
Subtotal Asian Markets:	10		185,646	-	429,933	185,646	429,933	615,579

Total Development Portfolio	91		664,418	-	1,208,485	664,418	1,208,485	1,872,903

GRAND TOTAL	1963		6,436,545	15,151,297	4,020,806	6,538,470	19,070,178	25,608,648	(3,207,855)

Schedule III – Footnotes

(a)	The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheet in Item 8 at December 31, 2015 (in thousands):

Total per Schedule III	$25,608,648
Land	1,359,794
Other real estate investments	552,926
Total per consolidated balance sheet	$27,521,368	(f)

(b)	The aggregate cost for federal tax purposes at December 31, 2015, of our real estate assets was approximately $16.9 billion (unaudited).

(c)

Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheet in Item 8 at December 31, 2015 (in thousands):

Total accumulated depreciation per Schedule III	$3,207,855
Accumulated depreciation on other real estate investments	66,429
Total per consolidated balance sheet	$3,274,284

(d)

Properties with an aggregate undepreciated cost of $5.8 billion secure $3.0 billion of mortgage notes. See Note 9 to the Consolidated Financial Statements in Item 8 for more information related to our secured mortgage debt.

(e)

Assessment bonds of $15.2 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $843.8 million. See Note 9 to the Consolidated Financial Statements in Item 8 for more information related to our assessment bonds.

(f)	The following table summarizes our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2015	2014	2013
Real estate assets:
Balance at beginning of year	$20,109,432	$18,822,081	$23,559,891
Acquisitions of operating properties, improvements to operating properties development activity, transfers of land to CIP and net effect of changes in foreign exchange rates and other	7,191,335	3,595,836	2,050,810
Basis of operating properties disposed of	(1,719,632)	(2,713,300)	(6,857,994)
Change in the development portfolio balance, including the acquisition of properties	398,923	452,963	69,374
Assets transferred to held-for-sale	(371,410)	(48,148)	-
Balance at end year	$25,608,648	$20,109,432	$18,822,081

Accumulated depreciation:
Balance at beginning of year	$2,748,835	$2,540,267	$2,460,642
Depreciation expense	617,258	490,298	505,691
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(153,621)	(277,516)	(426,066)
Assets transferred to held-for-sale	(4,617)	(4,214)	-
Balance at end of year	$3,207,855	$2,748,835	$2,540,267

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chief Executive Officer

Date: February 19, 2016

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

Signature	Title	Date

/s/ HAMID R. MOGHADAM	Chairman of the Board and Chief Executive Officer	February 19, 2016
Hamid R. Moghadam

/s/ THOMAS S. OLINGER	Chief Financial Officer	February 19, 2016
Thomas S. Olinger

/s/ LORI A. PALAZZOLO	Managing Director and Chief Accounting Officer	February 19, 2016
Lori A. Palazzolo

/s/ GEORGE L. FOTIADES	Director	February 19, 2016
George L. Fotiades

/s/ CHRISTINE N. GARVEY	Director	February 19, 2016
Christine N. Garvey

/s/ LYDIA H. KENNARD	Director	February 19, 2016
Lydia H. Kennard

/s/ J. MICHAEL LOSH	Director	February 19, 2016
J. Michael Losh

/s/ IRVING F. LYONS III	Director	February 19, 2016
Irving F. Lyons III

/s/ DAVID P. O’CONNOR	Director	February 19, 2016
David P. O’Connor

/s/ JEFFREY L. SKELTON	Director	February 19, 2016
Jeffrey L. Skelton

/s/ CARL B. WEBB	Director	February 19, 2016
Carl B. Webb

/s/ WILLIAM D. ZOLLARS	Director	February 19, 2016
William D. Zollars

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chief Executive Officer

Date: February 19, 2016

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

Signature	Title	Date

/s/ HAMID R. MOGHADAM	Chairman of the Board and Chief Executive Officer	February 19, 2016
Hamid R. Moghadam

/s/ THOMAS S. OLINGER	Chief Financial Officer	February 19, 2016
Thomas S. Olinger

/s/ LORI A. PALAZZOLO	Managing Director and Chief Accounting Officer	February 19, 2016
Lori A. Palazzolo

/s/ GEORGE L. FOTIADES	Director	February 19, 2016
George L. Fotiades

/s/ CHRISTINE N. GARVEY	Director	February 19, 2016
Christine N. Garvey

/s/ LYDIA H. KENNARD	Director	February 19, 2016
Lydia H. Kennard

/s/ J. MICHAEL LOSH	Director	February 19, 2016
J. Michael Losh

/s/ IRVING F. LYONS III	Director	February 19, 2016
Irving F. Lyons III

/s/ DAVID P. O’CONNOR	Director	February 19, 2016
David P. O’Connor

/s/ JEFFREY L. SKELTON	Director	February 19, 2016
Jeffrey L. Skelton

/s/ CARL B. WEBB	Director	February 19, 2016
Carl B. Webb

/s/ WILLIAM D. ZOLLARS	Director	February 19, 2016
William D. Zollars

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

3.3

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

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
3.5	Seventh Amended and Restated Bylaws of Prologis (incorporated by reference to Exhibit 3.2 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.6	Thirteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.6 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.7	Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.7 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.8

First Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated February 27, 2014, (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).

3.9	Articles Supplementary dated April 3, 2014, (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on April 3, 2014).
3.10

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

4.6

Form of Seventh Supplemental Indenture among Prologis, Inc., Prologis, L.P., Elavon Financial Services Limited, UK Branch, Elavon Financial Services Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed February 18, 2014).

4.7

Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).

4.8

First Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed
April 2, 1998).

4.9

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

4.12

Eighth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 20, 2009).

4.13

Ninth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 20, 2009).

4.14

Tenth Supplemental Indenture, dated as of August 9, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 9, 2010).

4.15

Eleventh Supplemental Indenture, dated as of November 12, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2010).

4.16	4.00% Notes due 2018 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.17	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.18	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.19	3.350% Notes due 2021 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.20	Form of 3.000% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).
4.21	Form of 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.22	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.23	Form of 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.24	Officers’ Certificate related to the 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.25	Officers’ Certificate related to the 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.26	Officers’ Certificate related to the 3.350% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.27	Form of Officers’ Certificate related to the 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.28	Form of Officer’s Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.29	Form of Officer’s Certificate related to 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-k filed on October 6, 2014).
4.30	Form of Officers’ Certificate related to the 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.1 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.31	Form of 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.32	Form of Officers’ Certificate related to the 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 30, 2015).
4.33	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed October 30, 2015).

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

10.5

Registration Rights Agreement dated February 9, 2007, between the Trust and each of the parties identified therein (incorporated by reference to Exhibit 99.10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.6

Form of Registration Rights Agreement, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 10.2 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).

10.7

Registration Rights Agreement, dated as of November 10, 2009, by and between Prologis and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2009).

10.8

Registration Rights Agreement, dated November 26, 1997, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 4.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.9

Registration Rights Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).

10.10

Registration Rights Agreement, dated November 14, 2003, by and among Prologis 2, L.P.(formerly known as AMB Property II, L.P.) and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 17, 2003).

10.11

Registration Rights Agreement, dated as of May 5, 1999, by and among Prologis, Prologis 2, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).

10.12

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

10.14†	Registration Rights Agreement, dated as of May 29, 2015, by and among Prologis, Inc., Prologis, L.P. and the parties listed on Exhibit A thereto.
10.15†	Registration Rights Agreement, dated as of October 7, 2015, by and among Prologis, Inc., Prologis, L.P. and the parties listed on Exhibit A thereto.
10.16†	Registration Rights Agreement, dated as of October 9, 2015, by and among Prologis, Inc., Prologis, L.P. and the parties listed on Exhibit A thereto.
10.17*

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

10.19*

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

10.20*

Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed October 4, 2006 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Current Report on Form 8-K filed October 4, 2006).

10.21*

The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed May 15, 2007).

10.22*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.23*	Form of Participation Points and LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).
10.24*	Second Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 1, 2014).
10.25*

Form of Prologis, Inc. Second Amended and Restated Prologis Promote Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 18, 2014).

10.26*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General) (incorporated by reference to Exhibit 10.3 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.27†*	Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (LTIP Unit election).
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

10.30*	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed June 2, 2006).
10.31*	First Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.32*	Second Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed May 19, 2010).
10.33*	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.34*

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

10.37*

ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2009) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).

10.38*	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.39*	First Amendment of ProLogis 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on May 19, 2010).
10.40*	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10.41*	Form of Indemnification Agreement between ProLogis and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
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

10.46*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General form 2015) (incorporated by reference to Exhibit 10.57 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.47*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (Bonus exchange) (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.48†*	Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General form 2016).
10.49*	Form of Prologis, Inc. Outperformance Plan LTIP Unit Exchange Award Agreement (incorporated by reference to Exhibit 10.58 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).
10.50*

Form of Prologis, Inc. Long-Term Incentive Plan Equity Exchange Offer LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.59 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.51*

Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.52*	Amended and Restated Prologis, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).
10.53*

Second Amended and Restated Prologis 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.62 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.54*

Time-Sharing Agreement, dated January 21, 2015, by and between ProLogis Logistics Services Incorporated and Hamid R. Moghadam (incorporated by reference to Exhibit 10.63 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.55†*	Amended and Restated Time-Sharing Agreement, dated January 11, 2016, by and between ProLogis Logistics Services Incorporated and Hamid R. Moghadam.
10.56

Global Senior Credit Agreement dated as of July 11, 2013, among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 15, 2013).

10.57

First Amendment to the Global Senior Credit Agreement dated as of June 26, 2014 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on June 30, 2014).

10.58

Second Amendment to the Global Senior Credit Agreement dated as of January 22, 2015 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as global administrative agent. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 31, 2015).

10.59

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

10.60

Guaranty of Payment, dated as of August 14, 2013, among Prologis, Inc. and Prologis, L.P., as guarantors, Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Fourth Amended and Restated Revolving Credit Agreement, dated at August 14, 2013 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.61

Senior Term Loan Agreement dated as of June 19, 2014 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on June 24, 2014).

10.62

Senior Term Loan Agreement dated as of May 28, 2015 among Prologis, L.P., as Borrower, Prologis, Inc., as Guarantor, various lenders and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Prologis’ Current Report on Form 8-K filed June 1, 2015).

10. 63†

First Amendment, dated January 22, 2015, to the Senior Term Loan Agreement dated as of June 19, 2014, among Prologis, L.P., various affiliates thereof, various lenders and Bank of America, N.A. as Administrative Agent.

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