Form 10-Q
period 2016-03-31
Prologis, Inc.; Prologis, L.P.
filed 2016-05-06
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Prologis, Inc.’s common stock outstanding at May 2, 2016, was approximately 525,367,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. At March 31, 2016, Prologis, Inc. owned an approximate 97.04% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.96% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,
	2016	December 31,
	(Unaudited)	2015
ASSETS
Investments in real estate properties	$27,628,680	$27,521,368
Less accumulated depreciation	3,424,143	3,274,284
Net investments in real estate properties	24,204,537	24,247,084
Investments in and advances to unconsolidated entities	4,866,664	4,755,620
Assets held for sale or contribution	431,332	378,423
Notes receivable backed by real estate	37,550	235,050
Net investments in real estate	29,540,083	29,616,177

Cash and cash equivalents	369,737	264,080
Other assets	1,465,928	1,514,510
Total assets	$31,375,748	$31,394,767

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,687,171	$11,626,831
Accounts payable and accrued expenses	698,678	712,725
Other liabilities	649,275	634,375
Total liabilities	13,035,124	12,973,931

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share: $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2016, and December 31, 2015	78,235	78,235
Common stock: $0.01 par value; 525,132 shares and 524,512 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	5,251	5,245
Additional paid-in capital	19,302,387	19,302,367
Accumulated other comprehensive loss	(813,900)	(791,429)
Distributions in excess of net earnings	(3,939,312)	(3,926,483)
Total Prologis, Inc. stockholders’ equity	14,632,661	14,667,935
Noncontrolling interests	3,707,963	3,752,901
Total equity	18,340,624	18,420,836
Total liabilities and equity	$31,375,748	$31,394,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental	$437,104	$324,547
Rental recoveries	117,012	94,255
Strategic capital	49,666	42,025
Development management and other	2,518	2,020
Total revenues	606,300	462,847
Expenses:
Rental	146,581	127,095
Strategic capital	25,293	25,182
General and administrative, net	50,543	51,306
Depreciation and amortization	250,000	169,808
Other	4,685	5,575
Total expenses	477,102	378,966

Operating income	129,198	83,881

Other income (expense):
Earnings from unconsolidated entities, net	58,311	31,042
Interest expense	(80,812)	(68,761)
Interest and other income, net	2,591	11,049
Gains on dispositions of investments in real estate, net	144,317	277,715
Foreign currency and derivative gains (losses) and related amortization, net	(14,211)	34,566
Losses on early extinguishment of debt, net	(1,052)	(16,289)
Total other income	109,144	269,322
Earnings before income taxes	238,342	353,203
Total income tax expense	15,537	1,891
Consolidated net earnings	222,805	351,312
Less net earnings attributable to noncontrolling interests	13,075	4,436
Net earnings attributable to controlling interests	209,730	346,876
Less preferred stock dividends	1,689	1,670
Net earnings attributable to common stockholders	$208,041	$345,206

Weighted average common shares outstanding – Basic	524,205	514,022
Weighted average common shares outstanding – Diluted	543,562	529,022

Net earnings per share attributable to common stockholders – Basic	$0.40	$0.67

Net earnings per share attributable to common stockholders – Diluted	$0.39	$0.65

Dividends per common share	$0.42	$0.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Consolidated net earnings	$222,805	$351,312
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	1,461	(124,279)
Unrealized gains (losses) and amortization on derivative contracts, net	(15,892)	3,809
Comprehensive income	208,374	230,842
Net earnings attributable to noncontrolling interests	(13,075)	(4,436)
Other comprehensive loss (income) attributable to noncontrolling interest	(8,040)	19,094
Comprehensive income attributable to common stockholders	$187,259	$245,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2016

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	interests	Equity
Balance at January 1, 2016	$78,235	524,512	$5,245	$19,302,367	$(791,429)	$(3,926,483)	$3,752,901	$18,420,836
Consolidated net earnings	-	-	-	-	-	209,730	13,075	222,805
Effect of equity compensation plans	-	620	6	7,524	-	-	5,338	12,868
Issuance of units related to acquisitions	-	-	-	-	-	-	876	876
Settlement of noncontrolling interests	-	-	-	851	-	-	(2,979)	(2,128)
Capital contributions	-	-	-	-	-	-	256	256
Foreign currency translation gains (losses), net	-	-	-	-	(7,050)	-	8,511	1,461
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(15,421)	-	(471)	(15,892)
Reallocation of equity	-	-	-	(8,848)	-	-	8,848	-
Distributions and other	-	-	-	493	-	(222,559)	(78,392)	(300,458)
Balance at March 31, 2016	$78,235	525,132	$5,251	$19,302,387	$(813,900)	$(3,939,312)	$3,707,963	$18,340,624

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Consolidated net earnings	$222,805	$351,312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(20,283)	(4,832)
Equity-based compensation awards	12,465	13,234
Depreciation and amortization	250,000	169,808
Earnings from unconsolidated entities, net	(58,311)	(31,042)
Distributions from unconsolidated entities	69,750	32,361
Net changes in operating receivables from unconsolidated entities	30,599	(7,645)
Amortization of debt premiums, net of deferred financing costs	(5,391)	(6,419)
Gains on dispositions of investments in real estate, net	(144,317)	(277,715)
Losses on early extinguishment of debt, net	1,052	16,289
Unrealized foreign currency and derivative losses (gains) and related amortization, net	15,079	(32,860)
Deferred income tax expense (benefit)	(619)	1,052
Decrease (increase) in accounts receivable and other assets	11,455	(28,673)
Decrease in accounts payable and accrued expenses and other liabilities	(118,014)	(113,338)
Net cash provided by operating activities	266,270	81,532
Investing activities:
Real estate development activity	(343,955)	(337,416)
Real estate acquisitions	(67,346)	(68,844)
Tenant improvements and lease commissions on previously leased space	(41,569)	(30,800)
Nondevelopment capital expenditures	(10,721)	(11,602)
Proceeds from dispositions and contributions of real estate properties	603,387	325,830
Investments in and advances to unconsolidated entities	(117,017)	(123,689)
Return of investment from unconsolidated entities	121,479	34,849
Proceeds from repayment of notes receivable backed by real estate	197,500	9,866
Proceeds from the settlement of net investment hedges	869	1,457
Net cash provided by (used in) investing activities	342,627	(200,349)
Financing activities:
Proceeds from issuance of common stock	1,192	82,068
Dividends paid on common and preferred stock	(222,559)	(190,585)
Noncontrolling interests contributions	256	-
Noncontrolling interests distributions	(78,888)	(22,028)
Purchase of noncontrolling interests	(2,128)	-
Debt and equity issuance costs paid	(315)	(2,892)
Net proceeds from credit facilities	302,983	66,639
Repurchase and payments of debt	(809,309)	(313,005)
Proceeds from issuance of debt	299,497	347,850
Net cash used in financing activities	(509,271)	(31,953)

Effect of foreign currency exchange rate changes on cash	6,031	(7,909)
Net increase (decrease) in cash and cash equivalents	105,657	(158,679)
Cash and cash equivalents, beginning of period	264,080	350,692
Cash and cash equivalents, end of period	$369,737	$192,013

See Note 13 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2016	December 31,
	(Unaudited)	2015
ASSETS
Investments in real estate properties	$27,628,680	$27,521,368
Less accumulated depreciation	3,424,143	3,274,284
Net investments in real estate properties	24,204,537	24,247,084
Investments in and advances to unconsolidated entities	4,866,664	4,755,620
Assets held for sale or contribution	431,332	378,423
Notes receivable backed by real estate	37,550	235,050
Net investments in real estate	29,540,083	29,616,177

Cash and cash equivalents	369,737	264,080
Other assets	1,465,928	1,514,510
Total assets	$31,375,748	$31,394,767

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,687,171	$11,626,831
Accounts payable and accrued expenses	698,678	712,725
Other liabilities	649,275	634,375
Total liabilities	13,035,124	12,973,931

Capital:
Partners’ capital:
General partner – preferred	78,235	78,235
General partner – common	14,554,426	14,589,700
Limited partners – common	197,358	186,683
Limited partners – Class A common	246,517	245,991
Total partners’ capital	15,076,536	15,100,609
Noncontrolling interests	3,264,088	3,320,227
Total capital	18,340,624	18,420,836
Total liabilities and capital	$31,375,748	$31,394,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental	$437,104	$324,547
Rental recoveries	117,012	94,255
Strategic capital	49,666	42,025
Development management and other	2,518	2,020
Total revenues	606,300	462,847
Expenses:
Rental	146,581	127,095
Strategic capital	25,293	25,182
General and administrative, net	50,543	51,306
Depreciation and amortization	250,000	169,808
Other	4,685	5,575
Total expenses	477,102	378,966

Operating income	129,198	83,881

Other income (expense):
Earnings from unconsolidated entities, net	58,311	31,042
Interest expense	(80,812)	(68,761)
Interest and other income, net	2,591	11,049
Gains on dispositions of investments in real estate, net	144,317	277,715
Foreign currency and derivative gains (losses) and related amortization, net	(14,211)	34,566
Losses on early extinguishment of debt, net	(1,052)	(16,289)
Total other income	109,144	269,322
Earnings before income taxes	238,342	353,203
Total income tax expense	15,537	1,891
Consolidated net earnings	222,805	351,312
Less net earnings attributable to noncontrolling interests	6,841	3,154
Net earnings attributable to controlling interests	215,964	348,158
Less preferred unit distributions	1,689	1,670
Net earnings attributable to common unitholders	$214,275	$346,488

Weighted average common units outstanding – Basic	531,070	515,931
Weighted average common units outstanding – Diluted	543,562	529,022

Net earnings per unit attributable to common unitholders – Basic	$0.40	$0.67

Net earnings per unit attributable to common unitholders – Diluted	$0.39	$0.65

Distributions per common unit	$0.42	$0.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Consolidated net earnings	$222,805	$351,312
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	1,461	(124,279)
Unrealized gains (losses) and amortization on derivative contracts, net	(15,892)	3,809
Comprehensive income	208,374	230,842
Net earnings attributable to noncontrolling interests	(6,841)	(3,154)
Other comprehensive loss (income) attributable to noncontrolling interest	(8,726)	18,705
Comprehensive income attributable to common unitholders	$192,807	$246,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Three Months Ended March 31, 2016

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	interests	Total
Balance at January 1, 2016	1,565	$78,235	524,512	$14,589,700	6,711	$186,683	8,894	$245,991	$3,320,227	$18,420,836
Consolidated net earnings	-	-	-	209,730	-	2,724	-	3,510	6,841	222,805
Effect of equity compensation plans	-	-	620	7,530	388	5,338	-	-		12,868
Issuance of units related to acquisitions	-	-	-	-	22	876	-	-	-	876
Settlement of noncontrolling interests	-	-	-	851	-	-	-	-	(2,979)	(2,128)
Capital contributions	-	-	-	-	-	-	-	-	256	256
Foreign currency translation gains (losses), net	-	-	-	(7,050)	-	(94)	-	(121)	8,726	1,461
Unrealized losses and amortization on derivative contracts, net	-	-	-	(15,421)	-	(206)	-	(265)	-	(15,892)
Reallocation of capital	-	-	-	(8,848)	-	5,694	-	3,154	-	-
Distributions and other	-	-	-	(222,066)	-	(3,657)	-	(5,752)	(68,983)	(300,458)
Balance at March 31, 2016	1,565	$78,235	525,132	$14,554,426	7,121	$197,358	8,894	$246,517	$3,264,088	$18,340,624

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Consolidated net earnings	$222,805	$351,312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(20,283)	(4,832)
Equity-based compensation awards	12,465	13,234
Depreciation and amortization	250,000	169,808
Earnings from unconsolidated entities, net	(58,311)	(31,042)
Distributions from unconsolidated entities	69,750	32,361
Net changes in operating receivables from unconsolidated entities	30,599	(7,645)
Amortization of debt premiums, net of deferred financing costs	(5,391)	(6,419)
Gains on dispositions of investments in real estate, net	(144,317)	(277,715)
Losses on early extinguishment of debt, net	1,052	16,289
Unrealized foreign currency and derivative losses (gains) and related amortization, net	15,079	(32,860)
Deferred income tax expense (benefit)	(619)	1,052
Decrease (increase) in accounts receivable and other assets	11,455	(28,673)
Decrease in accounts payable and accrued expenses and other liabilities	(118,014)	(113,338)
Net cash provided by operating activities	266,270	81,532
Investing activities:
Real estate development activity	(343,955)	(337,416)
Real estate acquisitions	(67,346)	(68,844)
Tenant improvements and lease commissions on previously leased space	(41,569)	(30,800)
Nondevelopment capital expenditures	(10,721)	(11,602)
Proceeds from dispositions and contributions of real estate properties	603,387	325,830
Investments in and advances to unconsolidated entities	(117,017)	(123,689)
Return of investment from unconsolidated entities	121,479	34,849
Proceeds from repayment of notes receivable backed by real estate	197,500	9,866
Proceeds from the settlement of net investment hedges	869	1,457
Net cash provided by (used in) investing activities	342,627	(200,349)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	1,192	82,068
Distributions paid on common and preferred units	(231,967)	(191,735)
Noncontrolling interests contributions	256	-
Noncontrolling interests distributions	(69,480)	(20,878)
Purchase of noncontrolling interests	(2,128)	-
Debt and capital issuance costs paid	(315)	(2,892)
Net proceeds from credit facilities	302,983	66,639
Repurchase and payments of debt	(809,309)	(313,005)
Proceeds from issuance of debt	299,497	347,850
Net cash used in financing activities	(509,271)	(31,953)

Effect of foreign currency exchange rate changes on cash	6,031	(7,909)
Net increase (decrease) in cash and cash equivalents	105,657	(158,679)
Cash and cash equivalents, beginning of period	264,080	350,692
Cash and cash equivalents, end of period	$369,737	$192,013

See Note 13 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL

Business. Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership”). Through the Operating Partnership, we are engaged in the ownership, acquisition, development and management of logistics properties in the world’s primary population centers and in those supported by extensive transportation infrastructure. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership of industrial properties. Our Strategic Capital segment represents the management of co-investment ventures and other unconsolidated entities. See Note 12 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and Operating Partnership collectively.

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2016, the Parent owned an approximate 97.04% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.96% common limited partnership interests, which include 8.9 million Class A common limited partnership units (“Class A Units”) in the Operating Partnership, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the Operating Partnership is determined based on the number of Operating Partnership units owned as compared to total Operating Partnership units outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the Operating Partnership to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity and Reallocation of Capital.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC, and other public information.

Certain amounts included in the accompanying Consolidated Financial Statements for 2015 have been reclassified to conform to the 2016 financial statement presentation.

New Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the leasing standards in existing GAAP. Under the update, companies that lease assets will be required to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases with a term greater than 12 months. This will have the effect of recognizing substantially all operating leases on the balance sheet. The accounting for companies that own assets that are leased, such as Prologis, will remain largely unchanged from current GAAP. It is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

In February 2015, the FASB issued an accounting standard update that amends the consolidation requirements in existing GAAP. Under the update, all entities, including limited partnerships and similar legal entities, are now within the scope of consolidation guidance, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate variable interest entities (“VIEs”). If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, absorbs the majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns. We adopted this standard on a modified retrospective basis on January 1, 2016, and the adoption did not have a material effect on the Consolidated Financial Statements, however the Operating Partnership and certain of our consolidated co-investment ventures now qualify as VIEs under the new guidance, which required additional disclosures. See Note 8 for additional information about our VIEs.

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

NOTE 2. BUSINESS COMBINATION

On May 29, 2015, we acquired the real estate assets and operating platform from KTR Capital Partners and its affiliates (“KTR”). The portfolio consisted of 315 operating properties, aggregating 59.0 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated build out of 6.8 million square feet. The properties were acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture, of which we own 55%. The acquisition was funded through cash (which included the contribution of $2.3 billion from our venture partner and the proceeds from the issuance of debt), the assumption of secured mortgage debt and the issuance of 4.5 million common limited partnership units in the Operating Partnership.

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

The allocation of the purchase price was as follows (in thousands):

Investments in real estate properties	$5,440,348
Intangible assets, net of intangible liabilities	332,708
Accounts receivable and other assets	8,414
Debt, including premium	(735,172)
Accounts payable, accrued expenses and other liabilities	(55,629)
Total estimated purchase price	4,990,669
Our venture partner’s share of purchase price	(2,253,234)
Common limited partnership units issued in the Operating Partnership	(181,170)
Prologis share of cash purchase price	$2,556,265

The following pro forma financial information presents our results as though the KTR acquisition had been completed on January 1, 2014. The pro forma information does not reflect the actual results of operations had the transaction actually been completed on January 1, 2014, and it is not indicative of future operating results. The results for the three months ended March 31, 2015, include three months of pro forma adjustments.

The following amounts are in thousands, except per share amounts:

Three Months Ended
March 31, 2015
Total revenues	$558,797
Net earnings attributable to common stockholders	$341,538
Net earnings per share attributable to common stockholders – Basic	$0.66
Net earnings per share attributable to common stockholders – Diluted	$0.65

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

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet and Acres (1)		Number of Buildings (1)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
Industrial operating properties:
Improved land	- -	- -	- -	- -	$5,906,579	$5,874,052
Buildings and improvements	337,017	333,830	1,853	1,872	17,882,021	17,861,693
Development portfolio, including land costs:
Prestabilized	11,680	12,598	24	28	826,073	918,099
Properties under development	17,720	19,630	65	63	1,097,289	954,804
Land	7,175	7,404	- -	- -	1,341,600	1,359,794
Other real estate investments (2)					575,118	552,926
Total investments in real estate properties					27,628,680	27,521,368
Less accumulated depreciation					3,424,143	3,274,284
Net investments in real estate properties					$24,204,537	$24,247,084

(1)	Items indicated by ‘- -‘ are not applicable.

(2)

Included in other real estate investments are: (i) certain non-industrial real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) earnest money deposits associated with potential acquisitions; (v) infrastructure costs related to projects we are developing on behalf of others; and (vi) costs related to future development projects, including purchase options on land.

Dispositions

The following table summarizes our real estate disposition activity for the three months ended March 31 (dollars and square feet in thousands):

	2016	2015
Contributions to unconsolidated co-investment ventures
Number of properties	5	3
Square feet	2,711	507
Net proceeds	$397,895	$29,068
Net gains on contributions	$93,139	$2,358
Dispositions to third parties
Number of properties	27	34
Square feet	2,244	2,693
Net proceeds (1)	$280,579	$495,629
Net gains on dispositions (1)	$51,178	$275,357

(1)	Dispositions to third parties include land sales.

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

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	March 31,	December 31,
	2016	2015
Unconsolidated co-investment ventures	$4,711,977	$4,585,427
Other ventures	154,687	170,193
Totals	$4,866,664	$4,755,620

Unconsolidated Co-Investment Ventures

The amounts recognized in Strategic Capital Revenue and Earnings from Unconsolidated Entities, Net depend on the size and operations of the co-investment ventures, the timing of revenues earned through incentive fees during the life of a venture or upon liquidation (“promotes”), as well as fluctuations in foreign currency exchange rates. Our ownership interest in these ventures also impacts the equity in earnings we recognize. We recognized Strategic Capital Expenses for direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owed by the ventures. The co-investment venture information below represents the venture’s information (not our proportionate share) prepared on a GAAP basis.

In April 2016, we redeemed a portion of our investment in Prologis Targeted European Logistics Fund (“PTELF”) and Prologis Targeted U.S. Logistics Fund (“USLF”) for €185.0 million ($210.6 million at March 31, 2016) and $200.0 million, respectively. Also in April 2016, PTELF received an additional €120.0 million from third-party investors. As a result of these transactions, our ownership decreased to 27.9% and 17.6% in PTELF and USLF, respectively.

The following tables summarize these unconsolidated co-investment ventures:

	March 31,	December 31,	March 31,
(dollars and square feet in millions)	2016	2015	2015
U.S.:
Number of ventures	1	1	1
Number of properties owned	381	391	393
Square feet	50	50	51
Total assets	$4,382	$4,408	$4,326
Third-party debt	$1,447	$1,433	$1,579
Total liabilities	$1,528	$1,550	$1,659
Our investment balance (1)	$688	$690	$705
Our weighted average ownership (2)	22.5%	22.5%	24.4%
Other Americas:
Number of ventures	2	2	2
Number of properties owned	206	205	199
Square feet	39	39	37
Total assets	$2,600	$2,482	$2,563
Third-party debt	$659	$657	$676
Total liabilities	$756	$708	$727
Our investment balance (1)	$817	$786	$797
Our weighted average ownership (2)	43.7%	43.8%	43.3%
Europe:
Number of ventures	4	4	4
Number of properties owned	688	688	655
Square feet	159	159	150
Total assets	$11,538	$11,343	$10,480
Third-party debt	$2,511	$2,640	$2,371
Total liabilities	$3,448	$3,584	$3,196
Our investment balance (1)	$2,759	$2,707	$2,531
Our weighted average ownership (2)	38.5%	38.9%	38.7%
Asia:
Number of ventures	2	2	2
Number of properties owned	73	66	53
Square feet	32	29	26
Total assets	$4,911	$4,320	$4,130
Third-party debt	$1,779	$1,520	$1,671
Total liabilities	$2,023	$1,751	$1,850
Our investment balance (1)	$448	$402	$349
Our weighted average ownership (2)	15.0%	15.0%	15.0%
Total:
Number of ventures	9	9	9
Number of properties owned	1,348	1,350	1,300
Square feet	280	277	264
Total assets	$23,431	$22,553	$21,499
Third-party debt	$6,396	$6,250	$6,297
Total liabilities	$7,755	$7,593	$7,432
Our investment balance (1)	$4,712	$4,585	$4,382
Our weighted average ownership (2)	31.1%	31.6%	31.8%

	Three Months Ended March 31,
(in thousands)	2016	2015
U.S.:
Revenues	$97,961	$93,545
Net operating income (3)	$68,294	$63,971
Net earnings	$30,575	$2,032
Other Americas:
Revenues	$56,414	$56,469
Net operating income (3)	$48,833	$48,112
Net earnings	$13,898	$13,868
Europe:
Revenues	$244,319	$234,713
Net operating income (3)	$188,977	$180,832
Net earnings	$72,832	$50,959
Asia:
Revenues	$75,850	$67,918
Net operating income (3)	$59,264	$53,234
Net earnings	$22,076	$23,390
Total:
Revenues	$474,544	$452,645
Net operating income (3)	$365,368	$346,149
Net earnings	$139,381	$90,249

(1)

The difference between our ownership interest of a venture’s equity and our investment balance, at March 31, 2016 and December 31, 2015, results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to a venture ($445.9 million and $430.7 million, respectively); (ii) recording additional costs associated with our investment in a venture ($123.9 million and $122.1 million, respectively); and (iii) advances to a venture ($144.1 million and $189.7 million, respectively). Included in the advances to our ventures at March 31, 2016 and December 31, 2015 were receivables from Nippon Prologis REIT, Inc. (“NPR”) of $98.6 million and $85.2 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties owned by NPR. We have a corresponding payable to NPR’s customers in Other Liabilities.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(3)	Net operating income represents rental revenues less rental expenses.

The following table summarizes the amounts we recognized in the Consolidated Statements of Income as our share of the earnings from our investments in unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2016	2015
Earnings from unconsolidated co-investment ventures, net:
U.S.	$6,659	$292
Other Americas	5,299	4,506
Europe	31,579	21,508
Asia	3,655	3,930
Total earnings from unconsolidated co-investment ventures, net	$47,192	$30,236

Strategic capital revenue and other revenue:
U.S.	$8,995	$8,560
Other Americas	5,365	5,801
Europe	22,019	18,393
Asia	12,599	8,549
Total strategic capital revenue	48,978	41,303
Development management and other revenue	1,561	1,640
Total strategic capital revenue and other revenue	$50,539	$42,943

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at March 31, 2016 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$352	$352	2016 - 2017
Prologis Targeted Europe Logistics Fund (1)	-	543	543	2016 - 2017
Prologis China Logistics Venture (2)	303	1,714	2,017	2016 and 2017
Totals	$303	$2,609	$2,912

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.14 U.S. dollars to the euro.

(2)

In January 2016, we reached an agreement with our partner in this venture to increase the equity commitments by $882.4 million, of which our share is $132.4 million, to fund future developments in China.

During the first quarter of 2016, we satisfied our remaining commitment to Prologis European Logistics Partners with the contribution of $46.9 million for the repayment of third-party debt by the venture.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have classified our investments in certain real estate properties that met the criteria to be classified as Assets Held for Sale or Contribution at March 31, 2016, and December 31, 2015. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures within twelve months of classification as such. The amounts included in held for sale or contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	March 31,	December 31,
	2016	2015
Number of operating properties	33	17
Square feet	6,444	5,065
Total assets held for sale or contribution	$431,332	$378,423
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$6,174	$6,874

NOTE 6. NOTES RECEIVABLE BACKED BY REAL ESTATE

In February 2016, a $197.5 million note backed by real estate and all of the accrued interest was paid in full. The note was received in the first quarter of 2015 in connection with the disposition of real estate to a third party.

In December 2015, we received other notes backed by real estate of $37.6 million in connection with the disposition of real estate to third parties. We earn interest on the notes at annual rates ranging from 5.5% to 10.0%. The notes have maturity dates ranging from June 2016 to April 2017.

NOTE 7. DEBT

All debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

The following table summarizes our debt (dollars in thousands):

	March 31, 2016		December 31, 2015
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	1.5%	$306,775	-	$-
Senior notes	3.3%	6,682,221	3.3%	6,516,392
Term loans	1.8%	1,882,382	2.1%	2,100,009
Other debt	6.2%	15,437	6.2%	15,448
Secured mortgage debt	6.0%	987,826	5.1%	1,172,473
Secured mortgage debt of consolidated entities	2.9%	1,812,530	2.9%	1,822,509
Totals	3.2%	$11,687,171	3.2%	$11,626,831

(1)	The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for debt outstanding.

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. dollars, principally: euro ($3.6 billion), Japanese yen ($1.1 billion) and Canadian dollars ($455.0 million).

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis up to $2.3 billion at March 31, 2016, subject to currency fluctuations. We also have a ¥45 billion ($400.6 million at March 31, 2016) Japanese yen revolver (the “Revolver”) with availability to increase to ¥56.5 billion. We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at March 31, 2016 (in millions):

Aggregate lender commitments	$2,749
Less:
Borrowings outstanding	307
Outstanding letters of credit	26
Current availability	$2,416

In April 2016, we amended the Global Facility, under which we may draw the aforementioned currencies on a revolving basis up to $3.0 billion, subject to currency fluctuations. The amended Global Facility is scheduled to mature in April 2020; however, we may extend the maturity date for six months on two occasions, subject to payment of extension fees.

Term Loans

In March 2016, we entered into an unsecured senior term loan agreement (the “2016 Yen Term Loan”) under which we can draw in Japanese yen in an aggregate amount not to exceed ¥11.2 billion ($99.6 million at March 31, 2016). The 2016 Yen Term Loan bears interest at LIBOR plus 1.10% and is scheduled to mature in March 2017. We borrowed $99.6 million, causing the Yen Term Loan to be fully drawn at March 31, 2016.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2016 and for each of the years in the period ending December 31, 2025, and thereafter were as follows at March 31, 2016 (in millions):

	Prologis
	Unsecured
	Credit	Senior	Term Loans and	Secured Mortgage		Consolidated Entities’	Total Consolidated
Maturity	Facilities	Notes	Other Debt	Debt	Total	Debt	Debt
2016 (1)	$-	$-	$1	$168	$169	$168	$337
2017 (2)	307	-	662	8	977	515	1,492
2018	-	175	1	167	343	403	746
2019	-	618	1	303	922	143	1,065
2020	-	885	1	6	892	252	1,144
2021	-	1,297	365	14	1,676	128	1,804
2022	-	797	579	10	1,386	1	1,387
2023	-	850	288	33	1,171	142	1,313
2024	-	797	1	132	930	1	931
2025	-	750	1	139	890	1	891
Thereafter	-	569	7	-	576	2	578
Subtotal	307	6,738	1,907	980	9,932	1,756	11,688
Unamortized premiums (discounts), net	-	(23)	-	12	(11)	60	49
Unamortized debt issuance costs, net	-	(33)	(9)	(4)	(46)	(4)	(50)
Totals	$307	$6,682	$1,898	$988	$9,875	$1,812	$11,687

(1)

We expect to repay the amounts maturing in 2016 with cash generated from operations, proceeds from the dispositions of wholly owned real estate properties or, as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2017 maturities is the Global Facility that was amended in April 2016 and now matures in 2020 and a term loan that can be extended until 2019.

Exchangeable Senior Notes

During March 2015, the holders of exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of common stock of the Parent and $0.2 million of their notes for cash. When the debt was exchanged into common stock, the value of the derivative associated with the debt was reclassified to Additional Paid-In Capital. We recognized unrealized gains of $8.3 million during the first quarter of 2015 on the change in fair value of the derivative instrument associated with the exchangeable debt.

Debt Covenants

We have approximately $6.6 billion of senior notes and $1.9 billion of term loans outstanding at March 31, 2016, that were issued under three separate indentures, as supplemented, and are subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At March 31, 2016, we were in compliance with all covenants.

NOTE 8. NONCONTROLLING INTERESTS

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

As discussed in Note 1, the Parent has complete responsibility, power and discretion in the day-to-day management of the Operating Partnership. The Parent, through its majority interest, has the right to receive benefits from and incur losses of the Operating Partnership. In addition, the Operating Partnership does not have either substantive liquidation rights or substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interests. The absence of such rights renders the Operating Partnership as a VIE. Accordingly, the Parent is the primary beneficiary of and consolidates the Operating Partnership.

Prologis, Inc.

The noncontrolling interests of the Parent include the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the Parent.

The following table summarizes our noncontrolling interests and the consolidated entity’s total assets and total liabilities at March 31, 2016, and December 31, 2015 (dollars and units in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2016	2015	2016	2015	2016	2015	2016	2015
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,621,183	$2,677,642	$6,646,160	$6,788,968	$825,656	$847,084
Prologis North American Industrial Fund (1)	66.1%	66.1%	489,727	490,444	2,597,338	2,619,241	1,157,999	1,165,617
Prologis Brazil Logistics Partners Fund I (1) (2)	50.0%	50.0%	52,547	49,313	112,766	100,836	225	192
Other consolidated entities (3)	various	various	100,631	102,828	967,408	985,188	45,851	42,811
Prologis, L.P. noncontrolling interests			3,264,088	3,320,227	10,323,672	10,494,233	2,029,731	2,055,704
Limited partners in Prologis, L.P. (4) (5)			443,875	432,674	-	-	-	-
Prologis, Inc. noncontrolling interests			$3,707,963	$3,752,901	$10,323,672	$10,494,233	$2,029,731	$2,055,704

(1)

These ventures are considered VIE’s under the new consolidation guidance discussed in Note 1. Based on our evaluation, the noncontrolling interests in these ventures do not hold substantive participating or kick-out rights and therefore as a group they lack the power to direct the significant activities of these ventures that most significantly impact the venture’s economic performance. We have both the power to direct the significant activities and the obligation to absorb losses and the rights to receive benefits from these ventures. As a result, we are the primary beneficiary of both ventures and consistent with prior reporting periods, we consolidate each venture within our financial statements.

(2)

The assets of Prologis Brazil Logistics Partners Fund I (“Brazil Fund”) are primarily investments in unconsolidated entities of $108.4 million and $103.1 million at March 31, 2016, and December 31, 2015, respectively. For additional information on our unconsolidated investments, see Note 4.

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. At March 31, 2016, and December 31, 2015, limited partnership units were exchangeable into cash or, at our option, 1,835 shares of the Parent’s common stock. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(4)	At March 31, 2016, and December 31, 2015, we had 8.9 million Class A Units that were convertible into 8.8 million common limited partnership units of the Operating Partnership.

(5)

At March 31, 2016, and December 31, 2015, excluding the Class A Units, there were common limited partnership units in the Operating Partnership that were exchangeable into cash or, at our option, 6.4 million shares of the Parent’s common stock with a fair value of $284.1 million and $275.0 million, respectively, based on the closing stock price of the Parent’s common stock. At March 31, 2016, and December 31, 2015, there were 2.0 million and 1.2 million LTIP Units (as defined in Note 9) outstanding, respectively, associated with our long-term compensation plan that are exchangeable into common units of the Operating Partnership and redeemable into the Parent’s common stock after they vest and other applicable conditions are met. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

NOTE 9. LONG-TERM COMPENSATION

Prologis Outperformance Plan (“POP” formerly “OPP”)

We may grant points under our POP with a fair value at the date of grant using a Monte Carlo valuation model that assumes a risk free interest rate and an expected volatility. Such points relate to a three-year performance period. At March 31, 2016, we have POP points outstanding for the 2014 – 2016 and 2015 – 2017 performance periods under the POP.

Prologis Promote Plan (“PPP”)

In March 2016, we granted approximately 53 thousand RSUs with a grant date fair value of $2.3 million associated with the promotes earned in the fourth quarter of 2015.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity for RSUs for the three months ended March 31, 2016 (units in thousands):

	Number of	Weighted Average	Number of
	RSUs	Grant-Date Fair Value	RSUs Vested
Balance at January 1, 2016	1,626	$42.21	109
Granted	773
Vested and distributed	(757)
Forfeited	(20)
Balance at March 31, 2016	1,622	$40.26	107

Operating Partnership Long-Term Incentive Plan Units (“LTIP Units”)

The following table summarizes the activity for LTIP Units for the three months ended March 31, 2016 (units in thousands):

	Number of	Weighted Average	Number of
	LTIP Units	Grant-Date Fair Value	LTIP Units Vested
Balance at January 1, 2016	1,244	$42.21	303
Granted	779
Balance at March 31, 2016	2,023	$40.33	691

Prologis Outperformance Plan Operating Partnership Long-Term Incentive Plan Units (“POP LTIP Units” formerly “OPP LTIP Units”)

At March 31, 2016, 2.5 million POP LTIP Units were outstanding with respect to the 2014 – 2016 and 2015 – 2017 performance periods. The following table summarizes the activity for the POP LTIP Units for the three months ended March 31, 2016 (units in thousands):

Number of POP
LTIP Units
Balance at January 1, 2016	3,464
Forfeited	(927)
Balance at March 31, 2016	2,537

Stock Options

We have 3.9 million stock options outstanding and exercisable at March 31, 2016, with a weighted average exercise price of $32.78. No stock options were granted in 2016 or 2015.

NOTE 10. EARNINGS PER COMMON SHARE OR UNIT

We determine basic earnings per share or unit based on the weighted average number of shares of common stock or units outstanding during the period. We compute diluted earnings per share or unit based on the weighted average number of shares or units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The computation of our basic and diluted earnings per share and unit (in thousands, except per share and unit amounts) is as follows:

	Three Months Ended
	March 31,
Prologis, Inc.	2016	2015
Net earnings attributable to common stockholders – Basic	$208,041	$345,206
Net earnings attributable to exchangeable limited partnership units (1)	6,609	1,650
Gains, net of expenses, associated with exchangeable debt assumed exchanged (2)	-	(1,614)
Adjusted net earnings attributable to common stockholders – Diluted	$214,650	$345,242

Weighted average common shares outstanding – Basic (3)	524,205	514,022
Incremental weighted average effect on exchange of limited partnership units (1)	17,543	3,794
Incremental weighted average effect of equity awards	1,814	2,394
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	-	8,812
Weighted average common shares outstanding – Diluted (4)	543,562	529,022

Net earnings per share attributable to common stockholders:
Basic	$0.40	$0.67
Diluted	$0.39	$0.65

	Three Months Ended
	March 31,
Prologis, L.P.	2016	2015
Net earnings attributable to common unitholders	$214,275	$346,488
Net earnings attributable to Class A convertible common unitholders	(3,510)	-
Net earnings attributable to common unitholders – Basic	$210,765	$346,488
Net earnings attributable to Class A convertible common unitholders	3,510	-
Net earnings attributable to exchangeable limited partnership units	375	368
Gains, net of expenses, associated with exchangeable debt assumed exchanged (2)	-	(1,614)
Adjusted net earnings attributable to common unitholders – Diluted	$214,650	$345,242

Weighted average common partnership units outstanding – Basic (3)	531,070	515,931
Incremental weighted average effect on exchange of Class A convertible units	8,844	-
Incremental weighted average effect on exchange of limited partnership units	1,834	1,885
Incremental weighted average effect of equity awards of Prologis, Inc.	1,814	2,394
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	-	8,812
Weighted average common partnership units outstanding – Diluted (4)	543,562	529,022

Net earnings per unit attributable to common unitholders:
Basic	$0.40	$0.67
Diluted	$0.39	$0.65

(1)

Earnings allocated to the exchangeable Operating Partnership units not held by the Parent has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	In March 2015, we had exchangeable debt that was settled primarily through the issuance of common stock. The adjustment in 2015 assumes the exchange occurred on January 1, 2015.

(3)	The increase in shares and units between the periods is primarily due the at-the-market program activity in early 2015 and the conversion of exchangeable debt to shares and units in March 2015.

(4)	Our total potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
Total weighted average potentially dilutive limited partnership units	10,678	1,885
Total potentially dilutive stock awards	6,565	7,391
Total weighted average potentially dilutive shares and units from exchangeable debt	-	8,812
Total Prologis, L.P.	17,243	18,088
Limited partners in Prologis, L.P.	6,865	1,909
Total Prologis, Inc.	24,108	19,997

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts, such as foreign currency contracts to manage foreign currency exposure, and interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading or speculative purposes. All of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions and overall risk management strategy on a regular basis. We enter into only those transactions we believe will be highly effective at offsetting the underlying risk. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following table presents the fair value and location of our derivative instruments (in thousands):

	March 31, 2016		December 31, 2015
	Asset	Liability	Asset	Liability
Net investment hedges – Canadian dollar denominated	$-	$2,183	$-	$-
Net investment hedges – pound sterling denominated	42,301	-	33,471	-
Cash flow hedge foreign currency options – peso denominated	-	64	-	88
Foreign currency options – Canadian dollar denominated (1)	1,203	676	3,324	-
Foreign currency options – euro denominated (1)	840	7,045	11,711	84
Foreign currency options – pound sterling denominated (1)	8,431	-	4,241	745
Foreign currency options – yen denominated (1)	149	6,011	832	717
Interest rate hedges	-	30,994	-	12,095
Total fair value of derivatives	$52,924	$46,973	$53,579	$13,729

(1)

As discussed above, these foreign currency options are not designated as hedges. We recognized losses of $16.8 million and gains of $20.1 million in Foreign Currency and Derivative Gains and (Losses) and Related Amortization, Net from the change in value of our outstanding foreign currency options for the three months ended March 31, 2016, and 2015, respectively.

Foreign Currency

We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. We may issue debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact of the translation from the fluctuations in exchange rates, we may designate this debt as a nonderivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. To the extent we have an effective hedging relationship, we report all changes in fair value of the hedged portion of the nonderivative financial instruments and net investment hedges in equity in the foreign currency translation component of Accumulated Other Comprehensive Loss (“AOCI” in the Consolidated Balance Sheets). These amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI. The changes in fair value of the portion of the nonderivative financial instruments that are not designated as hedges are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net in the Consolidated Statements of Income. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred.

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the translation of our projected net operating income of our international subsidiaries. These are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of non-hedge designated derivatives are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net. We may also use foreign currency forwards designed as cash flow hedges to mitigate foreign currency exchange rate risk associated with payments in a currency that is not the functional currency of our foreign subsidiaries. To the extent we have an effective hedging relationship; we report all changes in fair value of the hedged portion of the foreign currency forwards cash flow hedges in AOCI. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred. We did not record any ineffectiveness on our foreign currency derivative contracts during the three months ended March 31, 2016, and 2015.

The following tables summarize the activity in our foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

2016
	Foreign Currency Contracts
Local Currency	Net Investment Forward Contracts			Forward and Option Contracts
	GBP	JPY	CAD	EUR (1)	GBP (1) (2)	JPY (1)	Other (1)
Notional amounts at January 1	£238	¥-	$-	€275	£97	¥12,840
New contracts	-	11,189	133	60	-	4,000
Matured or expired contracts	-	(11,189)	-	(45)	(12)	(1,460)
Notional amounts at March 31	£238	¥-	$133	€290	£85	¥15,380

	Foreign Currency Contracts
U.S. Dollar	Net Investment Forward Contracts			Forward and Option Contracts
Notional amounts at January 1	$386	$-	$-	$310	$148	$109	$50
New contracts	-	99	100	68	-	36	9
Matured or expired contracts	-	(99)	-	(51)	(18)	(13)	(8)
Notional amounts at March 31	$386	$-	$100	$327	$130	$132	$51

Weighted average forward rate at March 31	1.62	-	1.33	1.13	1.53	116.35	-
Active contracts at March 31	3	-	2	21	14	22	20

2015
	Foreign Currency Contracts
Local Currency	Net Investment Forward Contracts			Forward and Option Contracts (1)
	EUR	GBP	JPY	EUR	GBP	JPY
Notional amounts at January 1	€300	£238	¥24,136	€284	£-	¥-
New contracts	-	-	-	198	126	12,740
Matured or expired contracts	-	-	-	(217)	(7)	(1,200)
Notional amounts at March 31	€300	£238	¥24,136	€265	£119	¥11,540

	Foreign Currency Contracts
U.S. Dollar	Net Investment Forward Contracts			Forward and Option Contracts (1)
Notional amounts at January 1	$400	$400	$250	$354	$-	$-
New contracts	-	-	-	224	188	109
Matured or expired contracts	-	-	-	(265)	(11)	(10)
Notional amounts at March 31	$400	$400	$250	$313	$177	$99

(1)

During the three months ended March 31, 2016, and 2015, we exercised eight and six option contracts and realized gains of $1.7 million and $2.2 million, respectively, in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net.

(2)

Included in our British pounds sterling denominated option contracts are two forward contracts to sell British pounds sterling and buy euros. These forwards have a notional amount of £11.0 million (€14.8 million) and were reported in this table using a weighted average exchange rate of $1.09 U.S. dollars to the euro.

Interest Rate

We may enter into interest rate swap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances, or interest rate cap agreements, which allow us to minimize the impact of increases in interest rates. We may also enter into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount.

We report the effective portion of the gain or loss on the derivative as a component of AOCI and reclassify it to Interest Expense over the corresponding period of the hedged item. To the extent the hedged debt is paid off early, we write off the remaining balance in AOCI and we recognize the amount in Gains (Losses) on Early Extinguishment of Debt, Net. We recognize losses on a derivative representing hedge ineffectiveness in Interest Expense at the time the ineffectiveness occurred. Losses due to hedge ineffectiveness on our interest rate derivative contracts were not considered material during the three months ended March 31, 2016, and 2015.

At March 31, 2016 and December 31, 2015, we had seven interest rate swaps outstanding with a notional amount of $1.4 billion. We did not enter into or settle any interest rate swaps during the three months ended March 31, 2016, and 2015.

In January 2016, the Bank of Japan introduced negative interest rates. As a result, our two Japanese yen denominated interest rate hedges related to the 2015 Japan term loan no longer qualified for hedge accounting due to a zero percent floor mismatch in the hedging relationship. These interest rate hedges were designated as cash flow hedges at December 31, 2015, and the change in fair value was recorded in Other Comprehensive Income. We began recording the change in fair value of these interest rate hedges to our statement of income when the hedges no longer qualified for hedge accounting. During the three months ended March 31, 2016, we recorded a loss of $6.7 million in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net.

Other Comprehensive Income

The change in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation upon consolidation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar for which we recorded gains of $154.8 million and losses $517.6 million for the three months ended March 31, 2016, and 2015, respectively. It also includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and (losses) associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Derivative net investment hedges (1)	$7,908	$63,178
Interest rate hedges (2)	(11,118)	1,582
Cash flow hedges	(3)	-
Our share of derivatives from unconsolidated co-investment ventures	(4,771)	2,227
Total derivative instruments	(7,984)	66,987
Nonderivative net investment hedges (3)	(161,189)	330,114
Total derivative and nonderivative hedging instruments	$(169,173)	$397,101

(1)	We received $0.9 million and $1.5 million for the three months ended March 31, 2016, and 2015, respectively, upon the settlement of net investment hedges.

(2)

The amounts reclassified to interest expense for three months ended March 31, 2016, were $1.0 million. The amounts reclassified to interest expense for the three months ended March 31, 2015, were not considered significant. For the next 12 months from March 31, 2016, we estimate an additional expense for $5.9 million will be reclassified to Interest Expense.

(3)

At March 31, 2016, and December 31, 2015, we had €3.2 billion ($3.6 billion) and €3.2 billion ($3.5 billion) of debt, net of accrued interest, respectively, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We recognized unrealized gains of $15.4 million in Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net on the unhedged portion of our debt for the three months ended March 31, 2015. There were no unrealized gains or losses recognized for the three months ended March 31, 2016.

Fair Value Measurements

We have estimated the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize on disposition. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Fair Value Measurements on a Recurring Basis

At March 31, 2016, and December 31, 2015, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2016, and December 31, 2015, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

No assets met the criteria to be measured at fair value on a nonrecurring basis at March 31, 2016, or December 31, 2015.

Fair Value of Financial Instruments

At March 31, 2016, and December 31, 2015, the carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2016, and December 31, 2015, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$306,775	$307,012	$-	$-
Senior notes	6,682,221	7,183,290	6,516,392	6,801,118
Term loans and other debt	1,897,819	1,910,292	2,115,457	2,128,270
Secured mortgage debt	987,826	1,080,954	1,172,473	1,262,778
Secured mortgage debt of consolidated entities	1,812,530	1,821,697	1,822,509	1,825,361
Total debt	$11,687,171	$12,303,245	$11,626,831	$12,017,527

NOTE 12. BUSINESS SEGMENTS

Our current business strategy consists of two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership of industrial operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we capitalize on the following: (i) the land that we currently own; (ii) the development expertise of our local teams; (iii) our global customer relationships; and (iv) our in-depth knowledge of global demand for high-quality logistics facilities. Land we own and lease to customers under ground leases is also included in this segment.

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

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to Total Revenues; (ii) each reportable business segment’s net operating income from external customers to Earnings Before Income Taxes; and (iii) each reportable business segment’s assets to Total Assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Earnings Before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are not allocated but reflected as reconciling items. The following reconciliations are presented in thousands:

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Real estate operations:
U.S.	$511,157	$376,198
Other Americas	13,956	14,432
Europe	16,789	18,769
Asia	14,732	11,423
Total Real Estate Operations segment	556,634	420,822
Strategic capital:
U.S.	9,356	9,357
Other Americas	5,365	5,569
Europe	22,269	18,393
Asia	12,676	8,706
Total Strategic Capital segment	49,666	42,025

Total revenues	$606,300	$462,847

Net operating income:
Real estate operations:
U.S.	$375,718	$259,578
Other Americas	8,214	9,843
Europe	11,619	10,938
Asia	9,817	7,793
Total Real Estate Operations segment	405,368	288,152
Strategic capital:
U.S.	1,709	1,580
Other Americas	3,115	2,933
Europe	15,306	11,795
Asia	4,243	535
Total Strategic Capital segment	24,373	16,843

Total segment net operating income	429,741	304,995
Reconciling items:
General and administrative expenses, net	(50,543)	(51,306)
Depreciation and amortization expenses	(250,000)	(169,808)
Earnings from unconsolidated entities, net	58,311	31,042
Interest expense	(80,812)	(68,761)
Interest and other income, net	2,591	11,049
Gains on dispositions of investments in real estate, net	144,317	277,715
Foreign currency and derivative gains (losses) and related amortization, net	(14,211)	34,566
Losses on early extinguishment of debt, net	(1,052)	(16,289)
Total reconciling items	(191,399)	48,208
Earnings before income taxes	$238,342	$353,203

	March 31,	December 31,
	2016	2015
Assets:
Real estate operations:
U.S.	$21,705,401	$22,030,457
Other Americas	1,015,963	919,381
Europe	1,447,446	1,291,991
Asia	1,164,456	1,157,401
Total Real Estate Operations segment	25,333,266	25,399,230
Strategic capital:
U.S.	19,046	19,363
Europe	50,673	49,960
Asia	1,947	2,005
Total Strategic Capital segment	71,666	71,328
Total segment assets	25,404,932	25,470,558
Reconciling items:
Investments in and advances to unconsolidated entities	4,866,664	4,755,620
Assets held for sale or contribution	431,332	378,423
Notes receivable backed by real estate	37,550	235,050
Cash and cash equivalents	369,737	264,080
Other assets	265,533	291,036
Total reconciling items	5,970,816	5,924,209
Total assets	$31,375,748	$31,394,767

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2016, and 2015 included the following:

•	We received a note backed by real estate in 2015 that was repaid in 2016 as disclosed in Note 6.

•	Holders of our exchangeable senior notes exchanged the majority of their notes into common stock of the Parent in 2015 as disclosed in Note 7.

•	We capitalized $6.2 million and $5.7 million in 2016 and 2015, respectively, of equity-based compensation expense resulting from our development and leasing activities.

We paid $117.2 million and $135.9 million of interest in cash, net of amounts capitalized, for the three months ended March 31, 2016, and 2015, respectively.

We paid $13.5 million for income taxes, net of refunds, for the three months ended March 31, 2015. The amounts paid in 2016 were not significant.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of March 31, 2016, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015, the related consolidated statement of equity for the three-month period ended March 31, 2016, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Denver, Colorado
May 6, 2016

Report of Independent Registered Public Accounting Firm

The Partners
Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of March 31, 2016, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015, the related consolidated statement of capital for the three-month period ended March 31, 2016, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, L.P. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, capital and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Denver, Colorado
May 6, 2016

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of properties, disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part I, Item 1A. Risk Factors in our 2015 Annual Report on Form 10-K. References to “we,” “us” and “our” refer to Prologis, Inc. (or the “Parent”) and its consolidated subsidiaries.

MANAGEMENT’S OVERVIEW

We are the global leader in logistics real estate with a focus on high-barrier, high-growth markets. As of March 31, 2016, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total $52.8 billion in gross total investment across 667 million square feet (62 million square meters) in 20 countries. Our investment is $32.0 billion, which consists of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures. We lease modern distribution facilities to a diverse base of approximately 5,200 customers across two major categories: business-to-business and retail/on-line fulfillment.

Our strategy is to invest in Class-A logistics facilities in the world’s primary population centers and in those supported by extensive transportation infrastructure (major airports, seaports and rail and highway systems). We believe our portfolio is the highest quality logistics property portfolio in the industry. In addition, this portfolio is concentrated in the key markets at the intersection of consumption and global trade. Our local teams actively manage the portfolio, which encompasses leasing and property management efforts, new capital deployment activities and an opportunistic disposition program. The majority of our consolidated properties are in the U.S., while outside the U.S., our properties are generally held in co-investment ventures reducing our exposure to movements in foreign currency. Therefore, we are principally an owner-operator in the U.S. and a manager-developer outside the U.S.

Real estate is a capital-intensive business that requires growth capital. Our strategic capital business gives us access to third-party capital, both private and public, which allows us to diversify our sources of capital and therefore have a broader range of options to fund our growth. We co-invest with some of the world’s largest institutional partners to grow our business and provide incremental revenues. We also access alternative sources of equity through two publicly traded vehicles: Nippon Prologis REIT, Inc. (“NPR”) in Japan and FIBRA Prologis in Mexico. We tailor logistics portfolios to meet our partners’ specific needs, with a focus on long-term ventures and open-ended funds. We hold significant ownership interests in these ventures, aligning our interests with those of our partners. These vehicles source their capital primarily in the local currency and borrow in the local currency, which mitigates our foreign currency exposure for our international co-investment ventures. We also have other programs to mitigate foreign currency exposure that are discussed below.

Prologis, Inc. is a self-administered and self-managed real estate investment trust (“REIT”) and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate Prologis, Inc. and the Operating Partnership as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

REAL ESTATE – OPERATIONS generate net operating income (“NOI”) by maintaining high occupancy rates and increasing rents	REAL ESTATE – DEVELOPMENT Generate value from development completions	STRATEGIC CAPITAL Access third-party capital to grow our business and earn recurring fees and promotes

We have a high-quality logistics portfolio that serves premier brands across the globe. In the first quarter of 2016, we:

•generated over 90% of the NOI from our consolidated buildings in the U.S.

•increased NOI 41% from the first quarter of 2015

•ended the quarter with occupancy of 96%

Development contributes to significant earnings growth as projects lease up and generate NOI. In the first quarter of 2016, we:

•stabilized a total estimated investment of $448 million of development projects with an estimated gross margin of 27%, creating $121 million of value

Durable fee stream with more than 90% from perpetual or long-life co-investment ventures. In the first quarter of 2016, we:

•increased Strategic Capital NOI 45% from the first quarter of 2015.

•generated over 90% of our NOI from outside the U.S.

•co-invested with some of the world's largest institutional partners

The operations and development information above is for our consolidated portfolio and is similar to our owned and managed portfolio.

Real Estate Operations

Rental Operations. Rental operations comprise the largest component of our operating segments and contributed more than 90% of our revenues, earnings and funds from operations in the first quarter of 2016 (see below for our definition of funds from operations and a complete reconciliation to net earnings). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by maintaining high occupancy rates, increasing rents and controlling expenses. We believe our active portfolio management, coupled with the skills of our property management, leasing, maintenance, capital expenditures, energy and risk management teams, will allow us to maximize rental revenues across our global portfolio. In the first quarter of 2016, 92.7% of our NOI in this segment was generated in the U.S.

Development. We capitalize on (i) our land bank, (ii) the development expertise of our local teams, (iii) our customer relationships and (iv) our in-depth knowledge of global demand for high-quality logistics facilities. Successful development efforts increase both our rental revenue and our net asset value of the Real Estate Operations segment. We develop properties for long-term hold, for contribution to our co-investment ventures and, occasionally, for sale to third parties. The value we created from this activity for all of 2015 and for the first quarter of 2016 included a development margin that averaged 19.6%.

Strategic Capital

We generate strategic capital revenues from our unconsolidated ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees (“promotes”) during the life of a venture or upon liquidation. This segment contributed approximately 10% of our revenues, earnings and funds from operations in the first quarter of 2016. We plan to grow this business through our existing ventures. In the first quarter of 2016, 93.0% of the NOI in this segment was generated outside the U.S.

Growth Strategies

We believe the scale and quality of our global operating portfolio, the skills of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenue, earnings, NOI, cash flows and funds from operations is based on the following:

•

Rising Rents. Market rents are rising across many of our markets, and additional increases are expected as demand for logistics facilities remains strong. Because many of our leases originated during low rent periods following the global financial crisis, in-place leases have room for growth, which translates into increased earnings, NOI and cash flow, both on a consolidated basis and through the amounts we recognize from our unconsolidated co-investment ventures based on our ownership. This is reflected in the positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) on our owned and managed operating portfolio every quarter for the last three years. During the first quarter of 2016, we had rental increases of 16.2% on rollovers in our owned and managed portfolio.

•

Value Creation from Development. We believe a successful development program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of more than $8.7 billion of total expected investment (“TEI”) of logistics space. TEI represents the total estimated cost of development or expansion, including land, development and leasing costs. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward through the development of our land and also the disposition of land that no longer serves our business model. During 2015 and through the first quarter of 2016, in our owned and managed portfolio, we stabilized development projects with a TEI of $2.4 billion. Post stabilization (defined as occupancy greater than 90%), we estimate the value of these buildings to be approximately 27% above their book value or the cost to develop

(defined as estimated weighted average margin and calculated using estimated yield and capitalization rates from our underwriting models). In addition, as these properties lease up, we will have increased NOI.

•

Economies of Scale from Growth in Assets Under Management. We believe we have the right infrastructure in place to allow us to increase our investments in real estate, with minimal increases to general and administrative (“G&A”) expenses. During 2015 and through the first quarter of 2016, our owned and managed real estate assets increased through the acquisition of 75 million square feet of operating properties and the addition of 30 million square feet of development starts, which was partially offset by dispositions to third parties of 31 million square feet. The acquisitions are related primarily to the acquisition of the real estate portfolio of KTR Capital Partners and its affiliates (“KTR”) in 2015. We completed this acquisition and integrated the portfolio with only minimal increases in overhead related to property management functions.

SUMMARY OF 2016

During the three months ended March 31, 2016, and through the date of this report, we completed the following activities as further described in the Consolidated Financial Statements:

•

We generated net proceeds of $678 million and net gains of $144 million from the contribution and disposition of real estate investments in the first quarter of 2016. The proceeds were driven by dispositions to third parties of $280 million, primarily in the U.S., and property contributions of $398 million, primarily in Japan.

•

In April 2016, we redeemed a portion of our investment in Prologis Targeted European Logistics Fund and Prologis Targeted U.S. Logistics Fund for €185 million ($211 million at March 31, 2016) and $200 million, respectively.

•

In April 2016, we amended our global senior credit facility (the “Global Facility”) and increased the total borrowing capacity to $3.0 billion and extended the maturity until April 2020, which along with our Japanese yen revolver increased our total borrowing capacity to $3.4 billion.

We had significant development activity and strong operating metrics during the first quarter of 2016. See below for details of our development and operating activity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016, and 2015

Real Estate Operations

This operating segment includes rental revenue and rental expense recognized from buildings we operate, primarily from our consolidated operating portfolio. The operating fundamentals in the markets in which we operate have been improving, which has positively affected both the rental rates and occupancy we have experienced and also has fueled development activity. This operating segment also includes revenue from land we own and lease to customers and development management and other revenue, net of acquisition and land holding costs.

Real Estate Operations NOI for the three months ended March 31 was as follows (dollars in millions):

	2016	2015
Rental and other revenues	$439	$327
Rental recoveries	117	94
Rental and other expenses	(151)	(133)
Real Estate Operations – NOI	$405	$288

Operating margin	72.8%	68.5%

Below are metrics for the consolidated operating portfolio in the Real Estate Operations segment:

Real Estate Operations NOI is impacted by capital deployment activities, occupancy and changes in rental rates. The following items highlight the key changes in NOI for the three months ended March 31, 2016, from the same period in 2015 (in millions):

Acquisitions (1)	$93
Rent rate growth and occupancy (2)	17
Development leasing activity (3)	11
Contributions and dispositions	(19)
FX and other	15
Total change in NOI	$117

(1)

The increase from acquisitions was primarily due to the KTR transaction during the second quarter of 2015, which generated $83 million of NOI. Approximately 45% of all KTR activity is offset in Net Earnings Attributable to Noncontrolling Interests in the Consolidated Statements of Income attributable to our venture partner’s share.

(2)

Rent rate growth is a combination of increases in rental rates from contractual rent on existing leases and on the turnover of existing leases. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, would impact the rental revenue we recognize. We have experienced an increase in rental rates on the turnover of existing leases every quarter since 2012 that has resulted in higher average rental rates in our portfolio and increased rental revenue and NOI as those leases commenced.

(3)	The NOI is from developed properties that were completed subsequent to the first quarter 2015.

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

The amounts presented for Europe and Asia are shown in U.S. dollars and were impacted by fluctuations in exchange rates, primarily the euro, British pound sterling and Japanese yen, to the U.S. dollar. We have hedged the majority of our foreign investments through outstanding debt and derivative instruments that offset the majority of these fluctuations.

Strategic Capital NOI for the three months ended March 31 was as follows (in millions):

	2016	2015
U.S.:
Asset management and other fees	$7	$7
Leasing commissions, acquisition and other transaction fees	2	2
Strategic Capital expenses (1)	(7)	(7)
Subtotal U.S.	2	2
Other Americas:
Asset management and other fees	5	5
Leasing commissions, acquisition and other transaction fees	-	1
Strategic Capital expenses	(2)	(3)
Subtotal Other Americas	3	3
Europe:
Asset management and other fees	19	17
Leasing commissions, acquisition and other transaction fees	3	1
Strategic Capital expenses	(7)	(6)
Subtotal Europe	15	12
Asia:
Asset management and other fees	9	8
Leasing commissions, acquisition and other transaction fees	4	1
Strategic Capital expenses	(9)	(9)
Subtotal Asia	4	-
Strategic Capital – NOI	$24	$17

(1)	This includes expenses for employees who are employed in the U.S. but also support other regions.

The direct costs associated with Strategic Capital totaled $25 million for both the three months ended March 31, 2016, and 2015, and are included in Strategic Capital Expenses in the Consolidated Statements of Income.

The following assets under management were held through our unconsolidated co-investment ventures (dollars and square feet in millions):

	March 31,	December 31,	March 31,
	2016	2015	2015
U.S.:
Number of ventures	1	1	1
Number of properties owned	381	391	393
Square feet	50	50	51
Total assets	$4,382	$4,408	$4,326
Other Americas:
Number of ventures	2	2	2
Number of properties owned	206	205	199
Square feet	39	39	37
Total assets	$2,600	$2,482	$2,563
Europe:
Number of ventures	4	4	4
Number of properties owned	688	688	655
Square feet	159	159	150
Total assets	$11,538	$11,343	$10,480
Asia:
Number of ventures	2	2	2
Number of properties owned	73	66	53
Square feet	32	29	26
Total assets	$4,911	$4,320	$4,130
Total:
Number of ventures	9	9	9
Number of properties owned	1,348	1,350	1,300
Square feet	280	277	264
Total assets	$23,431	$22,553	$21,499

See Note 4 to the Consolidated Financial Statements for additional information about our unconsolidated co-investment ventures.

Our Owned and Managed Portfolio

We manage our business on an owned and managed basis including properties wholly owned by us or owned by one of our co-investment ventures. We review our operating fundamentals on an owned and managed basis, and in most cases, our ownership share. We believe reviewing these fundamentals in both ways allow management to understand the entire impact to the financial statements, as it will affect both the Real Estate Operations and Strategic Capital segments, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership share.

Our owned and managed portfolio includes operating industrial properties and does not include properties under development or held for sale to third parties (square feet in millions):

	March 31, 2016			December 31, 2015			March 31, 2015
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated (1)	1,838	333	96.1%	1,872	334	97.1%	1,580	282	96.2%
Unconsolidated	1,332	276	96.2%	1,331	273	96.7%	1,265	259	95.6%
Totals	3,170	609	96.1%	3,203	607	96.9%	2,845	541	95.9%

(1)

Our consolidated operating portfolio excludes 15 value-added properties totaling 4 million square feet at March 31, 2016. Value-added properties are those which are expected to be repurposed or redeveloped to a higher and better use. They also include newly acquired properties that present opportunities to create greater value.

Operating Activity

Below is information summarizing the operating activity of our owned and managed portfolio:

Development Start Activity

The following table summarizes our development starts for the three months ended March 31 (dollars and square feet in millions):

	2016 (1)	2015
Number of new property development starts during the period	11	14
Square feet	2	4
TEI	$193	$280
Our proportionate share of TEI based on ownership	$193	$218
Percentage of build-to-suits based on TEI	41.5%	16.5%

(2)	We expect all of our properties under development as of March 31, 2016, to be completed before October 2017.

Development Stabilization Activity

The following table summarizes our development stabilization activity for the three months ended March 31 (dollars and square feet in millions):

	2016	2015
Number of development properties stabilized during the period	19	12
Square feet	6	4
TEI	$511	$358
Our proportionate share of TEI based on ownership	$468	$331
Weighted average expected yield on TEI	6.9%	7.3%
Estimated value at completion	$648	$485
Estimated weighted average margin	26.7%	35.5%

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our owned and managed portfolio in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2016, as those properties that were in operation at January 1, 2015, and have been in operation throughout the same three-month periods in both 2016 and 2015. We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental revenue, rental expenses and NOI in the same store portfolio are generally the same as for the total portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into the U.S. dollar, for both periods.

We calculate our same store results on a quarterly basis. The following is a reconciliation of our consolidated rental revenue, rental expenses and NOI (calculated as rental revenue and recoveries less rental expenses), as included in the Consolidated Statements of Income, to the respective amounts in our same store portfolio analysis for the three months ended March 31 (dollars in millions):

			Percentage
	2016	2015	Change
Rental Revenue (1) (2)
Consolidated:
Rental revenue per the Consolidated Statements of Income	$437	$325
Rental recoveries per the Consolidated Statements of Income	117	94
Consolidated adjustments to derive same store results:
Rental revenue and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(157)	(38)
Effect of changes in foreign currency exchange rates and other	(3)	(3)
Unconsolidated co-investment ventures – rental revenue	441	428
Same store portfolio – rental revenue (2)	$835	$806	3.6%
Rental Expenses (1) (3)
Consolidated:
Rental expenses per the Consolidated Statements of Income	$147	$127
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(40)	(12)
Effect of changes in foreign currency exchange rates and other	9	5
Unconsolidated co-investment ventures – rental expenses	101	101
Same store portfolio – rental expenses (3)	$217	$221	-1.7%
NOI (1)
Consolidated:
NOI per the Consolidated Statements of Income	$407	$292
Consolidated adjustments to derive same store results:
NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(117)	(26)
Effect of changes in foreign currency exchange rates and other	(12)	(8)
Unconsolidated co-investment ventures – NOI	340	327
Same store portfolio – NOI	$618	$585	5.6%

(1)

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

Other Components of Income (Expense)

G&A Expenses, Net

Our property management functions are provided by Prologis personnel who perform the management of the properties in our owned and managed portfolio. We allocate the costs of our property management to the properties we consolidate (included in Rental Expenses in our Real Estate Operations segment) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses in our Strategic Capital segment) by using the square feet owned by the respective portfolios. During the first quarters of 2016 and 2015, $9 million and $8 million, respectively, of net employee costs related to property management activities were included in Rental Expenses. In addition to the allocated property management costs, Strategic Capital Expenses also include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Strategic Capital segment. We do not allocate indirect costs to Strategic Capital Expenses.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other G&A costs. The following table summarizes capitalized G&A amounts for the three months ended March 31 (in millions):

	2016	2015
Building development activities	$11	$12
Leasing activities	5	5
Operating building improvements, land improvements, and other	7	7
Total capitalized G&A expenses	$23	$24
Capitalized salaries and related costs as a percent of total salaries and related costs	26.6%	29.9%

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $80 million from the three months ended March 31, 2015 to the same time period in 2016, primarily from acquired properties (including the properties acquired in the KTR acquisition in May 2015) and development properties that were completed during 2015 and 2016. This is offset slightly by the disposition and contribution of properties during 2015 and 2016.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities that are accounted for using the equity method of $58 million and $31 million for the three months ended March 31, 2016, and 2015, respectively. The earnings we recognize may be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table summarizes the components of interest expense for the three months ended March 31 (in millions):

	2016	2015
Gross interest expense	$100	$92
Amortization of premium, net	(9)	(10)
Amortization of deferred loan costs	4	3
Interest expense before capitalization	95	85
Capitalized amounts	(14)	(16)
Net interest expense	$81	$69

Gross interest expense increased from the three months ended March 31, 2015 to the same period in 2016, due to higher debt levels, offset somewhat by a decrease in interest rates. Our debt increased by $3.0 billion from March 31, 2015, to March 31, 2016, principally from the financing of KTR and the assumption of secured mortgage debt during 2015. Our weighted average effective interest rate was 3.2% and 3.7% for the three months ended March 31, 2016, and 2015, respectively. See Note 7 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate, Net

We recognized gains on dispositions of investments in real estate, net of $144 million and $278 million for the three months ended March 31, 2016, and 2015, respectively. In 2016, the gains were driven from the contribution of five properties primarily to NPR and the sale of 27 properties to third parties, primarily in the U.S. We used the proceeds to pay down the remaining balance of the term loan ($400 million) that was used to finance a portion of the KTR acquisition. In 2015, the gains were driven from the contribution of three properties in Europe, and the disposition of 34 properties to third parties, primarily in the U.S. We expect to continue to have contributions to co-investment ventures in the future, primarily in Europe, Japan and Mexico, as well as make dispositions of properties to third parties, primarily in the U.S., all depending on market conditions and other factors. We expect to use the proceeds from such contributions and dispositions to fund our capital deployment activities and to pay down debt. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses) and Related Amortization, Net

The following table details our foreign currency and derivative gains (losses) and related amortization, net for the three months ended March 31 (in millions):

	2016	2015
Gains on the settlement of unhedged derivative transactions (1)	$2	$2
Losses on the settlement of transactions with third parties	(1)	-
Total realized foreign currency and derivative gains	1	2

Gains (losses) on the change in fair value of unhedged derivative transactions (1)	(26)	32
Gains (losses) on the remeasurement of intercompany payables and debt (2)	11	(4)
Unrealized gains on embedded derivative, including amortization (settled March 2015)	-	5
Total unrealized foreign currency and derivative gains (losses) and related amortization, net	(15)	33
Total foreign currency and derivative gains (losses) and related amortization, net	$(14)	$35

(1)	See Note 11 to the Consolidated Financial Statements for more information about our derivative transactions.

(2)

These gains or losses were primarily related to the remeasurement of short-term intercompany loans between the U.S. parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of the U.S. dollar to the Japanese yen, British pound sterling and euro.

Income Tax Expense

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

The following table summarizes our income tax expense for the three months ended March 31 (in millions):

	2016	2015
Current income tax expense (benefit):
Current income tax expense	$8	$3
Current income tax expense (benefit) on dispositions	8	(2)
Total current income tax expense	16	1
Deferred income tax expense:
Deferred income tax expense	-	1
Total income tax expense	$16	$2

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third party share of fees or promotes payable to us and earned during the period. During the three months ended March 31, 2016, and 2015, the net earnings attributable to noncontrolling interests for Prologis, Inc. was $13 million and $4 million, respectively, of which $7 million and $3 million was related to noncontrolling interests in the Operating Partnership. The increase was due to the additional units in the Operating Partnerships issued in connection with acquisitions during 2015. The remaining difference is primarily related to operating activity in our consolidated co-investment ventures. See Note 8 to the Consolidated Financial Statements for further information on our consolidated ventures.

Other Comprehensive Income (Loss)

We recognize unrealized gains or losses related to the translation of our foreign subsidiaries’ assets and liabilities into U.S. dollars. We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. In certain circumstances, we may issue debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact of the translation from the fluctuations in exchange rates, we may designate the debt as a nonderivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. The realized and unrealized gains or losses associated with the changes in the fair value of derivative and nonderivative financial instruments that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations.

During the three months ended March 31, 2016, and 2015, we recorded unrealized gains of $1 million and unrealized losses of $124 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. The unrealized gains in 2016 were principally due to the strengthening of the euro and Japanese yen offset by the weakening of the British pound sterling and Brazilian real to the U.S. dollar from the beginning of the period to the end of the period. The unrealized losses in 2015 were principally due to the weakening of the euro, British pound sterling, Japanese yen and Brazilian real to the U.S. dollar from the beginning of the period to the end of the period. During the three months ended March 31, 2016, and 2015, we also recorded unrealized losses of $16 million and unrealized gains of $4 million, respectively, related to the change in fair value of our cash flow hedges.

See Note 11 to the Consolidated Financial Statements for more information about our derivative transactions.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and our partners in the consolidated co-investment ventures, we expect our primary cash needs will consist of the following:

•	repayment of debt and scheduled principal payments of $337 million for the remainder of 2016;

•

completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2016, 89 properties in our development portfolio were 43.4% leased with a current investment of $1.9 billion and a TEI of $2.7 billion when completed and leased, leaving $0.8 billion remaining to be spent);

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

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($370 million at March 31, 2016);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•

proceeds from the sale of a portion of our investments in co-investment ventures. (In April 2016, we redeemed a portion of our investment in Prologis Targeted European Logistics Fund and Prologis Targeted U.S. Logistics Fund for €185 million ($211 million at March 31, 2016) and $200 million, respectively);

•	borrowing capacity under our current credit facility arrangements discussed in the following section, other facilities or borrowing arrangements; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our debt (in millions):

	March 31, 2016	December 31, 2015
Debt outstanding	$11,687	$11,627
Weighted average interest rate	3.2%	3.2%
Weighted average maturity in months	65	67

We repaid the $400 million remaining balance on the senior term loan that was used to fund the KTR acquisition with proceeds generated from the contributions of development properties to our co-investment ventures and proceeds generated from the disposition of certain nonstrategic properties to third parties.

At March 31, 2016, we had credit facilities with an aggregate borrowing capacity of $2.7 billion, of which $2.4 billion was available for borrowing. In April 2016, we amended the Global Facility and increased our aggregate borrowing capacity $0.7 billion.

At March 31, 2016, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 7 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. For more information on equity commitments for our unconsolidated co-investment ventures, see Note 4 to the Consolidated Financial Statements. We also have one consolidated co-investment venture with equity commitments, the Brazil Fund. There has been no material change to the equity commitments since December 31, 2015.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31, 2016, and 2015 (in millions):

	2016	2015
Net cash provided by operating activities	$266	$82
Net cash provided by (used in) investing activities	$343	$(200)
Net cash used in financing activities	$(509)	$(32)

Cash Provided by Operating Activities

During the three months ended March 31, 2015, cash provided by operating activities was less than cash dividends paid on common and preferred stock by $109 million. In 2015, we had other sources of cash that we used to fund dividends not covered by cash flows from operating activities, including proceeds from dispositions of real estate properties of $326 million. As disclosed in Note 13 to the Consolidated Financial Statements, we paid $117 million and $149 million for interest and income taxes in 2016 and 2015, respectively. In addition, our cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity:

•

Real estate operations NOI. We receive the majority of our operating cash through our Real Estate Operations segment. NOI from this segment, less the noncash amount of straight-lined rent and amortization of above and below market leases, was $385 million and $283 million for 2016 and 2015, respectively. See our Real Estate Operations Results of Operations section above for the key drivers of our real estate operations NOI.

•

Strategic capital NOI. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures. NOI from this segment was $24 million and $17 million for 2016 and 2015. See our Strategic Capital Results of Operations section above for the key drivers of our strategic capital NOI. Included in the cash provided by operating activities for 2016 is $25 million for the promote revenue, which represented the third-party share and was accrued as strategic capital NOI for the year ended December 31, 2015 and paid in 2016.

•

Distributions from unconsolidated co-investment ventures. We receive distributions from our unconsolidated entities that are classified as a return on our investment or return of our investment. A return on our investment is reflected in Operating Activities in the Consolidated Statements of Cash Flows and represents our share of the net earnings in the ventures, which is reduced by non-cash charges such as depreciation and amortization. A return of our investment is reflected in Investing Activities in the Consolidated Statements of Cash Flows and represents distributions that we receive in excess of our share of net earnings in the ventures. The following table summarizes our distributions from our unconsolidated entities for the three months ended March 31 (in millions):

	2016	2015
Total distributions	$191	$67
Less distributions for return of investment (1)	121	35
Operating distributions (return on investment) (2)	$70	$32

(1)

We received additional distributions from our unconsolidated co-investment ventures in excess of our share of net earnings that included net non-cash expenses of $53 million and $44 million in 2016 and 2015, respectively.

(2)	Included in 2016 are proceeds of $27 million that represented our share of promotes earned in 2015.

•	G&A expenses. In both 2016 and 2015, we incurred $38 million of net G&A costs, net of equity-based compensation expenses.

Cash Provided by (Used in) Investing Activities

•

Real estate development. We invested $344 million and $337 million in 2016 and 2015, respectively, in real estate development and leasing costs for first generation leases. We had 65 properties under development and 24 properties that were completed but not stabilized at March 31, 2016, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2016, we acquired total real estate of $67 million, which included 99 acres of land and four operating properties. In 2015, we acquired total real estate of $69 million, which included 198 acres of land and one operating property.

•

Capital expenditures. We invested $52 million and $42 million in our operating properties during 2016 and 2015, respectively; which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from dispositions and contributions. We generated cash from dispositions and contributions of real estate properties of $603 million and $326 million during 2016 and 2015, respectively. The following table summarizes the number of properties we disposed of and contributed for the three months ended March 31 (in millions):

	2016	2015
Third party dispositions	27	34
Contributions to unconsolidated co-investment ventures	5	3

•

Investments in and advances to. In 2016 and 2015, we invested cash of $117 million and $124 million, respectively, in our unconsolidated co-investment ventures and other ventures, net of repayment of advances. Our investments represented our proportionate share. The ventures used the funds for the acquisition of operating properties, development and repayment of debt. following table summarizes our significant investments in our unconsolidated co-investment ventures for the three months ended March 31 (in millions):

	2016	2015
Prologis European Logistics Partners	$47	$58
Nippon Prologis REIT	$33	$-
Other joint ventures	$16	$21
Prologis Brazil Logistics Partners Fund I and related joint ventures	$11	$7
Prologis European Properties Fund II	$6	$10
Prologis Targeted Europe Logistics Fund	$-	$25

See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. As discussed above, we receive distributions from our unconsolidated co-investment ventures from operations representing our share of the net earnings recognized that are reflected in Operating Activities. Any distribution that we receive in excess of our share of net earnings is reflected as a return of investment in Investing Activities. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $121 million and $35 million during 2016 and 2015, respectively. Included in this amount for 2016 is $79 million from the disposition of our investment in a joint venture. Included in these amounts for both 2016 and 2015, are distributions in excess of our share of net earnings of $34 million from additional operating cash flows primarily related to our share of non-cash expenses such as depreciation.

•

Proceeds from repayment of notes receivable backed by real estate. In February 2016, we received $198 million for the payment in full of a note receivable backed by real estate in connection with the disposition of real estate to a third party in 2015. See Note 6 to the Consolidated Financial Statements for further information on this note receivable backed by real estate.

Cash Used In Financing Activities

•	Proceeds from issuance of common stock. We generated net proceeds of $72 million from the issuance of shares of common stock under our at-the-market program during the first quarter of 2015.

•	Dividends paid on common and preferred stock. We paid dividends of $223 million and $191 million to our common and preferred stockholders during 2016 and 2015, respectively.

•

Noncontrolling interests distributions. In 2016 and 2015, we distributed $79 million and $22 million to various noncontrolling interests, respectively. Distributions in 2016 included $33 million related to proceeds from distributions of real estate, primarily to our partner in Prologis U.S. Logistics Venture. Distributions in 2015 included $10 million related to proceeds from dispositions, primarily to our partner in Mexico Fondo Logistico.

•	Net proceeds from credit facilities. We received net proceeds of $303 million and $67 million on our credit facilities during 2016 and 2015, respectively.

•

Repurchase and payments of debt. During 2016, we made payments of $600 million on our outstanding term loans, $5 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $204 million. During 2015, we made payments of $3 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $310 million.

•

Proceeds from issuance of debt. In 2016, we issued $299 million of term loans and used the net proceeds for general corporate purposes. In 2015, we issued $348 million of term loans. See Note 7 to the Consolidated Financial Statements for more detail on debt.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures at March 31, 2016, of $4.7 billion. These ventures had total third-party debt of $6.4 billion (of which $1.7 billion was our proportionate share) at March 31, 2016.

At March 31, 2016, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash dividend of $0.42 per common share for the first quarter of 2016. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

At March 31, 2016, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We believe that FFO is only meaningful when it is used in conjunction with net earnings computed under GAAP. Furthermore, we believe the consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for three months ended March 31 as follows (in millions).

	2016	2015
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$208	$345

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	244	164
Gains on dispositions of investments in real estate properties, net	(50)	(277)
Reconciling items related to noncontrolling interests	(40)	(11)
Our share of reconciling items included in earnings from unconsolidated entities	37	49
NAREIT defined FFO	399	270

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains) and related amortization, net	15	(33)
Deferred income tax expense (benefit), net	(1)	1
Reconciling items related to noncontrolling interests	1	(1)
Our share of reconciling items included in earnings from unconsolidated entities	(2)	2
FFO, as defined by Prologis	412	239

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(93)	(1)
Current income tax expense (benefit) on dispositions	8	(2)
Acquisition expenses	1	1
Losses on early extinguishment of debt and repurchase of preferred stock, net	1	16
Reconciling items related to noncontrolling interests	-	(2)
Our share of reconciling items included in earnings from unconsolidated entities	1	3
Core FFO	$330	$254

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign-exchange related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See also Note 11 to the Consolidated Financial Statements in Item 1 for more information about our derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at March 31, 2016. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At March 31, 2016, we had net equity of approximately $1.8 billion, or 9.3% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% reduction in exchange rates would cause a reduction of $180 million to our net equity.

At March 31, 2016, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $486 million to hedge a portion of our investments in the United Kingdom and Canada. We also have foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $2 million to hedge cash payments for development in Mexico. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound sterling, Canadian dollar and Mexican peso by 10% would result in a $49 million negative change in our cash flows on settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $638 million to mitigate risk associated with the translation of the projected financial results of our subsidiaries in Europe, Canada and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $64 million negative change in our net income on settlement.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At March 31, 2016, we had $2.3 billion of variable rate debt outstanding, of which $1.9 billion was outstanding on our term loans, $307 million was outstanding on our credit facilities and $108 million was outstanding on secured mortgage debt. At March 31, 2016, we had interest rate swap agreements to fix $652 million of our Japanese yen term loans (¥41 billion) and our Canadian term loan (CAD $372 million). During the three months ended March 31, 2016, we had weighted average daily outstanding borrowings of $35 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional interest expense of $2 million, which equates to a change in interest rates of 17 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2016. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

No changes in the internal controls over financial reporting during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2016. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At March 31, 2016, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2016, we issued 21,637 common units of the Operating Partnership. The common units were issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

Date: May 6, 2016

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

10.1

Amended and Restated Global Senior Credit Agreement dated as of April 14, 2016 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed April 18, 2016) .

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