Form 10-Q
period 2016-06-30
Prologis, Inc.; Prologis, L.P.
filed 2016-07-29
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 22, 2016, was approximately 526,951,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. At June 30, 2016, Prologis, Inc. owned an approximate 97.23% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.77% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS
Investments in real estate properties	$27,556,410	$27,521,368
Less accumulated depreciation	3,521,198	3,274,284
Net investments in real estate properties	24,035,212	24,247,084
Investments in and advances to unconsolidated entities	4,483,804	4,755,620
Assets held for sale or contribution	393,434	378,423
Notes receivable backed by real estate	33,800	235,050
Net investments in real estate	28,946,250	29,616,177

Cash and cash equivalents	332,221	264,080
Other assets	1,467,463	1,514,510
Total assets	$30,745,934	$31,394,767

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,139,415	$11,626,831
Accounts payable and accrued expenses	627,441	712,725
Other liabilities	696,044	634,375
Total liabilities	12,462,900	12,973,931

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share: $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2016, and December 31, 2015	78,235	78,235
Common stock: $0.01 par value; 526,461 shares and 524,512 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	5,265	5,245
Additional paid-in capital	19,361,787	19,302,367
Accumulated other comprehensive loss	(848,079)	(791,429)
Distributions in excess of net earnings	(3,885,017)	(3,926,483)
Total Prologis, Inc. stockholders’ equity	14,712,191	14,667,935
Noncontrolling interests	3,570,843	3,752,901
Total equity	18,283,034	18,420,836
Total liabilities and equity	$30,745,934	$31,394,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental	$426,150	$357,828	$863,254	$682,375
Rental recoveries	119,981	103,616	236,993	197,871
Strategic capital	51,322	47,046	100,988	89,071
Development management and other	4,702	1,914	7,220	3,934
Total revenues	602,155	510,404	1,208,455	973,251
Expenses:
Rental	140,725	125,820	287,306	252,915
Strategic capital	27,866	24,947	53,159	50,129
General and administrative	56,934	51,974	107,477	103,280
Depreciation and amortization	230,382	190,188	480,382	359,996
Other	3,900	30,127	8,585	35,702
Total expenses	459,807	423,056	936,909	802,022

Operating income	142,348	87,348	271,546	171,229

Other income (expense):
Earnings from unconsolidated entities, net	41,454	41,784	99,765	72,826
Interest expense	(76,455)	(68,902)	(157,267)	(137,663)
Interest and other income, net	1,527	1,847	4,118	12,896
Gains on dispositions of investments in real estate, net	200,350	108,782	344,667	386,497
Foreign currency and derivative gains (losses), net	(10,335)	(25,512)	(24,546)	9,054
Gains (losses) on early extinguishment of debt, net	2,044	(236)	992	(16,525)
Total other income	158,585	57,763	267,729	327,085
Earnings before income taxes	300,933	145,111	539,275	498,314
Total income tax expense	5,142	4,851	20,679	6,742
Consolidated net earnings	295,791	140,260	518,596	491,572
Less net earnings (loss) attributable to noncontrolling interests	18,712	(1,658)	31,787	2,778
Net earnings attributable to controlling interests	277,079	141,918	486,809	488,794
Less preferred stock dividends	1,696	1,678	3,385	3,348
Net earnings attributable to common stockholders	$275,383	$140,240	$483,424	$485,446

Weighted average common shares outstanding – Basic	524,842	523,476	524,540	518,791
Weighted average common shares outstanding – Diluted	545,388	530,640	544,293	529,827

Net earnings per share attributable to common stockholders – Basic	$0.52	$0.27	$0.92	$0.94

Net earnings per share attributable to common stockholders – Diluted	$0.52	$0.27	$0.92	$0.92

Dividends per common share	$0.42	$0.36	$0.84	$0.72

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated net earnings	$295,791	$140,260	$518,596	$491,572
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(23,061)	74,937	(21,600)	(49,342)
Unrealized gains (losses) on derivative contracts, net	(5,926)	(462)	(21,818)	3,347
Comprehensive income	266,804	214,735	475,178	445,577
Net loss (earnings) attributable to noncontrolling interests	(18,712)	1,658	(31,787)	(2,778)
Other comprehensive loss (income) attributable to noncontrolling interest	(5,192)	(4,027)	(13,232)	15,067
Comprehensive income attributable to common stockholders	$242,900	$212,366	$430,159	$457,866

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2016

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	interests	Equity
Balance at January 1, 2016	$78,235	524,512	$5,245	$19,302,367	$(791,429)	$(3,926,483)	$3,752,901	$18,420,836
Consolidated net earnings	-	-	-	-	-	486,809	31,787	518,596
Effect of equity compensation plans	-	1,034	10	33,804	-	-	12,066	45,880
Issuance of units related to acquisitions	-	-	-	-	-	-	3,162	3,162
Settlement of noncontrolling interests	-	-	-	851	-	-	(2,979)	(2,128)
Conversion of noncontrolling interests	-	915	10	25,424	-	-	(25,434)	-
Capital contributions	-	-	-	-	-	-	825	825
Foreign currency translation gains (losses), net	-	-	-	-	(35,436)	-	13,836	(21,600)
Unrealized losses on derivative contracts, net	-	-	-	-	(21,214)	-	(604)	(21,818)
Reallocation of equity	-	-	-	(960)	-	-	960	-
Distributions and other	-	-	-	301	-	(445,343)	(215,677)	(660,719)
Balance at June 30, 2016	$78,235	526,461	$5,265	$19,361,787	$(848,079)	$(3,885,017)	$3,570,843	$18,283,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Consolidated net earnings	$518,596	$491,572
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(43,113)	(15,359)
Equity-based compensation awards	29,212	26,718
Depreciation and amortization	480,382	359,996
Earnings from unconsolidated entities, net	(99,765)	(72,826)
Distributions from unconsolidated entities	98,887	64,081
Net changes in operating receivables from unconsolidated entities	22,896	(12,519)
Amortization of debt premiums, net of deferred financing costs	(9,616)	(14,386)
Gains on dispositions of investments in real estate, net	(344,667)	(386,497)
Losses (gains) on early extinguishment of debt, net	(992)	16,525
Unrealized foreign currency and derivative losses (gains), net	23,386	(4,506)
Deferred income tax expense (benefit)	(4,602)	1,197
Decrease (increase) in accounts receivable and other assets	14,327	(14,629)
Decrease in accounts payable and accrued expenses and other liabilities	(106,840)	(83,478)
Net cash provided by operating activities	578,091	355,889
Investing activities:
Real estate development	(775,545)	(670,517)
Real estate acquisitions	(136,107)	(293,556)
KTR acquisition, net of cash received	-	(4,809,499)
Tenant improvements and lease commissions on previously leased space	(88,659)	(65,377)
Nondevelopment capital expenditures	(30,096)	(26,089)
Proceeds from dispositions and contributions of real estate properties	1,284,126	926,833
Investments in and advances to unconsolidated entities	(145,287)	(340,841)
Return of investment from unconsolidated entities	581,601	67,036
Proceeds from repayment of notes receivable backed by real estate	201,250	9,866
Proceeds from the settlement of net investment hedges	16,768	122,505
Payments on the settlement of net investment hedges	-	(981)
Net cash provided by (used in) investing activities	908,051	(5,080,620)
Financing activities:
Proceeds from issuance of common stock	10,354	83,362
Dividends paid on common and preferred stock	(445,343)	(381,189)
Noncontrolling interests contributions	825	2,354,468
Noncontrolling interests distributions	(214,263)	(38,068)
Purchase of noncontrolling interests	(2,979)	(2,163)
Debt and equity issuance costs paid	(14,865)	(11,494)
Net proceeds from (payments on) credit facilities	(3,515)	435,450
Repurchase and payments of debt	(1,277,311)	(908,474)
Proceeds from issuance of debt	517,045	3,199,538
Net cash provided by (used in) financing activities	(1,430,052)	4,731,430

Effect of foreign currency exchange rate changes on cash	12,051	(6,366)
Net increase in cash and cash equivalents	68,141	333
Cash and cash equivalents, beginning of period	264,080	350,692
Cash and cash equivalents, end of period	$332,221	$351,025

See Note 13 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS
Investments in real estate properties	$27,556,410	$27,521,368
Less accumulated depreciation	3,521,198	3,274,284
Net investments in real estate properties	24,035,212	24,247,084
Investments in and advances to unconsolidated entities	4,483,804	4,755,620
Assets held for sale or contribution	393,434	378,423
Notes receivable backed by real estate	33,800	235,050
Net investments in real estate	28,946,250	29,616,177

Cash and cash equivalents	332,221	264,080
Other assets	1,467,463	1,514,510
Total assets	$30,745,934	$31,394,767

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,139,415	$11,626,831
Accounts payable and accrued expenses	627,441	712,725
Other liabilities	696,044	634,375
Total liabilities	12,462,900	12,973,931

Capital:
Partners’ capital:
General partner – preferred	78,235	78,235
General partner – common	14,633,956	14,589,700
Limited partners – common	173,344	186,683
Limited partners – Class A common	243,294	245,991
Total partners’ capital	15,128,829	15,100,609
Noncontrolling interests	3,154,205	3,320,227
Total capital	18,283,034	18,420,836
Total liabilities and capital	$30,745,934	$31,394,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental	$426,150	$357,828	$863,254	$682,375
Rental recoveries	119,981	103,616	236,993	197,871
Strategic capital	51,322	47,046	100,988	89,071
Development management and other	4,702	1,914	7,220	3,934
Total revenues	602,155	510,404	1,208,455	973,251
Expenses:
Rental	140,725	125,820	287,306	252,915
Strategic capital	27,866	24,947	53,159	50,129
General and administrative	56,934	51,974	107,477	103,280
Depreciation and amortization	230,382	190,188	480,382	359,996
Other	3,900	30,127	8,585	35,702
Total expenses	459,807	423,056	936,909	802,022

Operating income	142,348	87,348	271,546	171,229

Other income (expense):
Earnings from unconsolidated entities, net	41,454	41,784	99,765	72,826
Interest expense	(76,455)	(68,902)	(157,267)	(137,663)
Interest and other income, net	1,527	1,847	4,118	12,896
Gains on dispositions of investments in real estate, net	200,350	108,782	344,667	386,497
Foreign currency and derivative gains (losses), net	(10,335)	(25,512)	(24,546)	9,054
Gains (losses) on early extinguishment of debt, net	2,044	(236)	992	(16,525)
Total other income	158,585	57,763	267,729	327,085
Earnings before income taxes	300,933	145,111	539,275	498,314
Total income tax expense	5,142	4,851	20,679	6,742
Consolidated net earnings	295,791	140,260	518,596	491,572
Less net earnings (loss) attributable to noncontrolling interests	10,396	(2,956)	17,237	198
Net earnings attributable to controlling interests	285,395	143,216	501,359	491,374
Less preferred unit distributions	1,696	1,678	3,385	3,348
Net earnings attributable to common unitholders	$283,699	$141,538	$497,974	$488,026

Weighted average common units outstanding – Basic	531,912	527,071	531,507	521,548
Weighted average common units outstanding – Diluted	545,388	530,640	544,293	529,827

Net earnings per unit attributable to common unitholders – Basic	$0.52	$0.27	$0.92	$0.94

Net earnings per unit attributable to common unitholders – Diluted	$0.52	$0.27	$0.92	$0.92

Distributions per common unit	$0.42	$0.36	$0.84	$0.72

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated net earnings	$295,791	$140,260	$518,596	$491,572
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(23,061)	74,937	(21,600)	(49,342)
Unrealized gains (losses) on derivative contracts, net	(5,926)	(462)	(21,818)	3,347
Comprehensive income	266,804	214,735	475,178	445,577
Net loss (earnings) attributable to noncontrolling interests	(10,396)	2,956	(17,237)	(198)
Other comprehensive loss (income) attributable to noncontrolling interest	(6,118)	(4,021)	(14,844)	14,684
Comprehensive income attributable to common unitholders	$250,290	$213,670	$443,097	$460,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Six Months Ended June 30, 2016

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	interests	Total
Balance at January 1, 2016	1,565	$78,235	524,512	$14,589,700	6,711	$186,683	8,894	$245,991	$3,320,227	$18,420,836
Consolidated net earnings	-	-	-	486,809	-	6,422	-	8,128	17,237	518,596
Effect of equity compensation plans	-	-	1,034	33,814	388	12,066	-	-	-	45,880
Issuance of units related to acquisitions	-	-	-	-	72	3,162	-	-	-	3,162
Settlement of noncontrolling interests	-	-	-	851	-	-	-	-	(2,979)	(2,128)
Conversion of limited partners units	-	-	915	25,434	(915)	(25,434)	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	825	825
Foreign currency translation gains (losses), net	-	-	-	(35,436)	-	(445)	-	(563)	14,844	(21,600)
Unrealized losses on derivative contracts, net	-	-	-	(21,214)	-	(267)	-	(337)	-	(21,818)
Reallocation of capital	-	-	-	(960)	-	(617)	-	1,577	-	-
Distributions and other	-	-	-	(445,042)	(20)	(8,226)	-	(11,502)	(195,949)	(660,719)
Balance at June 30, 2016	1,565	$78,235	526,461	$14,633,956	6,236	$173,344	8,894	$243,294	$3,154,205	$18,283,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Consolidated net earnings	$518,596	$491,572
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(43,113)	(15,359)
Equity-based compensation awards	29,212	26,718
Depreciation and amortization	480,382	359,996
Earnings from unconsolidated entities, net	(99,765)	(72,826)
Distributions from unconsolidated entities	98,887	64,081
Net changes in operating receivables from unconsolidated entities	22,896	(12,519)
Amortization of debt premiums, net of deferred financing costs	(9,616)	(14,386)
Gains on dispositions of investments in real estate, net	(344,667)	(386,497)
Losses (gains) on early extinguishment of debt, net	(992)	16,525
Unrealized foreign currency and derivative losses (gains), net	23,386	(4,506)
Deferred income tax expense (benefit)	(4,602)	1,197
Decrease (increase) in accounts receivable and other assets	14,327	(14,629)
Decrease in accounts payable and accrued expenses and other liabilities	(106,840)	(83,478)
Net cash provided by operating activities	578,091	355,889
Investing activities:
Real estate development	(775,545)	(670,517)
Real estate acquisitions	(136,107)	(293,556)
KTR acquisition, net of cash received	-	(4,809,499)
Tenant improvements and lease commissions on previously leased space	(88,659)	(65,377)
Nondevelopment capital expenditures	(30,096)	(26,089)
Proceeds from dispositions and contributions of real estate properties	1,284,126	926,833
Investments in and advances to unconsolidated entities	(145,287)	(340,841)
Return of investment from unconsolidated entities	581,601	67,036
Proceeds from repayment of notes receivable backed by real estate	201,250	9,866
Proceeds from the settlement of net investment hedges	16,768	122,505
Payments on the settlement of net investment hedges	-	(981)
Net cash provided by (used in) investing activities	908,051	(5,080,620)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	10,354	83,362
Distributions paid on common and preferred units	(465,071)	(385,109)
Noncontrolling interests contributions	825	2,354,468
Noncontrolling interests distributions	(195,386)	(34,148)
Purchase of noncontrolling interests	(2,128)	(2,163)
Debt and capital issuance costs paid	(14,865)	(11,494)
Net proceeds from credit facilities	(3,515)	435,450
Repurchase and payments of debt	(1,277,311)	(908,474)
Proceeds from issuance of debt	517,045	3,199,538
Net cash provided by (used in) financing activities	(1,430,052)	4,731,430

Effect of foreign currency exchange rate changes on cash	12,051	(6,366)
Net increase in cash and cash equivalents	68,141	333
Cash and cash equivalents, beginning of period	264,080	350,692
Cash and cash equivalents, end of period	$332,221	$351,025

See Note 13 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL

Business. Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership”). Through the Operating Partnership, we are engaged in the ownership, acquisition, development and management of logistics properties in the world’s primary population centers and in those supported by extensive transportation infrastructure. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership and development of industrial properties. Our Strategic Capital segment represents the management of co-investment ventures and other unconsolidated entities. See Note 12 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and Operating Partnership collectively.

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2016, the Parent owned an approximate 97.23% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.77% common limited partnership interests, which include 8.9 million Class A common limited partnership units (“Class A Units”) in the Operating Partnership, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the Operating Partnership is determined based on the number of Operating Partnership units owned as compared to total Operating Partnership units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the Operating Partnership to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statement of Equity and Reallocation of Capital in the Consolidated Statement of Capital.

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

New Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the stock compensation requirements in existing GAAP. The update simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, statutory tax withholding requirements, forfeitures and classification in the statement of cash flows. It is effective for annual and interim reporting periods beginning after December 15, 2016, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

In March 2016, the FASB issued an accounting standard update that amends the leasing standards in existing GAAP. Under the update, companies that lease assets will be required to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases with a term greater than 12 months. This will have the effect of recognizing substantially all operating leases on the balance sheet. The accounting for companies that own assets that are leased, such as Prologis, will remain largely unchanged from current GAAP. It is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

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

In May 2014, the FASB issued an accounting standard update that requires companies to use a five step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. Under the model, a company will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. It is effective for annual and interim reporting periods beginning after December 15, 2017, with earlier adoption permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

NOTE 2. BUSINESS COMBINATION

On May 29, 2015, we acquired the real estate assets and operating platform from KTR Capital Partners and its affiliates (“KTR”). The portfolio consisted of 315 operating properties, aggregating 59.0 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated build out of 6.8 million square feet. The properties were acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture, of which we own 55%. The acquisition was funded through cash (which included the contribution of $2.3 billion from our venture partner and the proceeds from the issuance of debt), the assumption of secured mortgage debt and the issuance of 4.5 million common limited partnership units in the Operating Partnership. We incurred $24.7 million of acquisition costs that are included in Other Expenses during the second quarter of 2015.

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

The allocation of the purchase price was as follows (in thousands):

Investments in real estate properties	$5,441,384
Intangible assets, net of intangible liabilities	332,708
Accounts receivable and other assets	8,062
Debt, including premium	(735,172)
Accounts payable, accrued expenses and other liabilities	(56,313)
Total estimated purchase price	4,990,669
Our venture partner’s share of purchase price	(2,253,234)
Common limited partnership units issued in the Operating Partnership	(181,170)
Prologis share of cash purchase price	$2,556,265

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

The following amounts are in thousands, except per share amounts:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Total revenues	$576,055	$1,134,918
Net earnings attributable to common stockholders	$153,582	$498,791
Net earnings per share attributable to common stockholders – Basic	$0.29	$0.96
Net earnings per share attributable to common stockholders – Diluted	$0.29	$0.95

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

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet and Acres (1)		Number of Buildings (1)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Industrial operating properties:
Improved land	- -	- -	- -	- -	$5,945,476	$5,874,052
Buildings and improvements	333,647	333,830	1,825	1,872	17,967,859	17,861,693
Development portfolio, including land costs:
Prestabilized	9,429	12,598	22	28	856,407	918,099
Properties under development	16,591	19,630	60	63	914,364	954,804
Land	7,013	7,404	- -	- -	1,322,214	1,359,794
Other real estate investments (2)					550,090	552,926
Total investments in real estate properties					27,556,410	27,521,368
Less accumulated depreciation					3,521,198	3,274,284
Net investments in real estate properties					$24,035,212	$24,247,084

(1)	Items indicated by ‘- -‘ are not applicable.

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

Acquisitions

The following table summarizes our real estate acquisition activity for the six months ended June 30 (dollars and square feet in thousands):

	2016	2015
Acquisitions of operating properties from third parties
Number of industrial operating properties	6	10
Square feet	889	1,444
Real estate acquisition value	$70,045	$133,610

The table above does not include the properties acquired in the KTR acquisition, as this transaction is explained in Note 2.

Dispositions

The following table summarizes our real estate disposition activity for the six months ended June 30 (dollars and square feet in thousands):

	2016	2015
Contributions to unconsolidated co-investment ventures
Number of properties	10	16
Square feet	4,019	4,566
Net proceeds	$463,700	$418,485
Net gains on contributions	$103,590	$63,686
Dispositions to third parties
Number of properties	99	50
Square feet	10,565	5,366
Net proceeds (1)	$889,607	$736,120
Net gains on dispositions (1)	$154,462	$322,811

Total net gains on contributions and dispositions	$258,052	$386,497
Gains on redemption of investment in co-investment ventures (2)	86,615	-
Total gains on dispositions of investments in real estate, net	$344,667	$386,497

(1)	Includes the disposition of land parcels and our investment in an unconsolidated joint venture.

(2)	See Note 4 for more information about these transactions.

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

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	June 30,	December 31,
	2016	2015
Unconsolidated co-investment ventures	$4,328,459	$4,585,427
Other ventures	155,345	170,193
Totals	$4,483,804	$4,755,620

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

The following tables summarize these unconsolidated co-investment ventures:

	June 30,	December 31,	June 30,
(dollars and square feet in millions)	2016	2015	2015
U.S.:
Number of ventures	1	1	1
Number of properties owned	379	391	399
Square feet	49	50	51
Total assets	$4,228	$4,408	$4,405
Third-party debt	$1,425	$1,433	$1,509
Total liabilities	$1,504	$1,550	$1,589
Our investment balance (1) (3)	$518	$690	$697
Our weighted average ownership (2) (3)	17.6%	22.5%	23.1%
Other Americas:
Number of ventures	2	2	2
Number of properties owned	209	205	201
Square feet	41	39	38
Total assets	$2,694	$2,482	$2,509
Third-party debt	$677	$657	$572
Total liabilities	$772	$708	$624
Our investment balance (1)	$848	$786	$827
Our weighted average ownership (2)	43.6%	43.8%	43.2%
Europe:
Number of ventures	4	4	4
Number of properties owned	690	688	669
Square feet	160	159	155
Total assets	$11,188	$11,343	$11,427
Third-party debt	$2,566	$2,640	$2,533
Total liabilities	$3,521	$3,584	$3,484
Our investment balance (1) (3)	$2,464	$2,707	$2,844
Our weighted average ownership (2) (3)	36.2%	38.9%	39.4%
Asia:
Number of ventures	2	2	2
Number of properties owned	77	66	56
Square feet	34	29	27
Total assets	$5,346	$4,320	$4,203
Third-party debt	$1,952	$1,520	$1,701
Total liabilities	$2,250	$1,751	$1,946
Our investment balance (1)	$498	$402	$359
Our weighted average ownership (2)	15.0%	15.0%	15.0%
Total:
Number of ventures	9	9	9
Number of properties owned	1,355	1,350	1,325
Square feet	284	277	271
Total assets	$23,456	$22,553	$22,544
Third-party debt	$6,620	$6,250	$6,315
Total liabilities	$8,047	$7,593	$7,643
Our investment balance (1)	$4,328	$4,585	$4,727
Our weighted average ownership (2)	28.8%	31.6%	32.0%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
U.S.:
Revenues	$98,009	$93,825	$195,970	$187,370
Net operating income (4)	69,848	66,179	138,142	130,150
Net earnings	5,285	3,771	35,860	5,803
Other Americas:
Revenues	$59,669	$61,013	$116,083	$117,482
Net operating income (4)	51,018	51,208	99,851	99,320
Net earnings	19,451	24,374	33,349	38,242
Europe:
Revenues	$247,264	$230,145	$491,583	$464,858
Net operating income (4)	192,696	181,094	381,673	361,926
Net earnings	68,567	67,484	141,399	118,443
Asia:
Revenues	$86,412	$68,260	$162,262	$136,178
Net operating income (4)	67,083	52,747	126,347	105,981
Net earnings	21,773	22,230	43,849	45,620
Total:
Revenues	$491,354	$453,243	$965,898	$905,888
Net operating income (4)	$380,645	$351,228	$746,013	$697,377
Net earnings	$115,076	$117,859	$254,457	$208,108

(1)

The difference between our ownership interest of a venture’s equity and our investment balance, at June 30, 2016 and December 31, 2015, results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to a venture ($429.7 million and $430.7 million, respectively); (ii) recording additional costs associated with our investment in a venture ($123.9 million and $122.1 million, respectively); and (iii) advances to a venture ($165.2 million and $189.7 million, respectively). Included in the advances to our ventures at June 30, 2016 and December 31, 2015 were receivables from Nippon Prologis REIT, Inc. (“NPR”) of $109.5 million and $85.2 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties owned by NPR. We have a corresponding payable to NPR’s customers in Other Liabilities.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(3)

In April 2016, we redeemed a portion of our investment in Prologis Targeted European Logistics Fund (“PTELF”) and Prologis Targeted U.S. Logistics Fund (“USLF”) for €185.0 million ($210.6 million) and $200.0 million, respectively, and recorded a gain of $86.6 million, which is included in Gains on the Dispositions of Investments in Real Estate, Net. The amounts received for the redemptions were included in Return of Investment from Unconsolidated Entities. Also in April 2016, PTELF received an additional €120.0 million ($135.0 million) from third-party investors. As a result of these transactions, our ownership percentage in these funds decreased to 27.9% and 17.6% in PTELF and USLF, respectively.

In June 2016, we submitted additional redemption requests for €90.0 million ($99.9 million at June 30, 2016) and $100 million in PTELF and USLF, respectively. We expect the requests to close in the second half of 2016 and they will be fulfilled by other investors so our ownership percentage will decrease.

(4)	Net operating income represents rental revenues less rental expenses.

The following table summarizes the amounts we recognized in the Consolidated Statements of Income related to the unconsolidated co-investment ventures (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings from unconsolidated co-investment ventures, net:
U.S.	$718	$669	$7,377	$961
Other Americas	7,509	9,091	12,808	13,597
Europe	29,014	27,306	60,593	48,814
Asia	3,693	3,785	7,348	7,715
Total earnings from unconsolidated co-investment ventures, net	$40,934	$40,851	$88,126	$71,087

Strategic capital revenue and other revenue:
U.S.	$9,179	$9,601	$18,174	$18,161
Other Americas	5,693	7,013	11,058	12,814
Europe	25,428	21,001	47,447	39,394
Asia	10,448	8,856	23,047	17,405
Total strategic capital revenue	50,748	46,471	99,726	87,774
Development management and other revenue	2,787	1,546	4,348	3,186
Total strategic capital revenue and other revenue	$53,535	$48,017	$104,074	$90,960

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at June 30, 2016 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$214	$214	2016 - 2017
Prologis Targeted Europe Logistics Fund (1)	-	479	479	2016 - 2017
Prologis China Logistics Venture (2)	301	1,708	2,009	2016 - 2017
Totals	$301	$2,401	$2,702

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.11 U.S. dollars to the euro.

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

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have classified our investments in certain real estate properties that met the criteria to be classified as Assets Held for Sale or Contribution at June 30, 2016, and December 31, 2015. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures within twelve months of classification as such. The amounts included in held for sale or contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30,	December 31,
	2016	2015
Number of operating properties	20	17
Square feet	5,862	5,065
Total assets held for sale or contribution	$393,434	$378,423
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$6,726	$6,874

NOTE 6. NOTES RECEIVABLE BACKED BY REAL ESTATE

During 2016, $201.3 million of notes backed by real estate and all of the associated accrued interest were paid in full. At June 30, 2016, we had $33.8 million of notes backed by real estate received in connection with the disposition of real estate to a third party. We earn interest on the notes at annual rates ranging from 5.5% to 10.0%. The notes have maturity dates ranging from December 2016 to April 2017.

NOTE 7. DEBT

All debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

The following table summarizes our debt (dollars in thousands):

	June 30, 2016		December 31, 2015
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	-	$-	-	$-
Senior notes	3.3%	6,603,070	3.3%	6,516,392
Term loans	1.9%	1,829,787	2.1%	2,100,009
Other	6.2%	14,930	6.2%	15,448
Secured mortgages	5.3%	901,071	5.1%	1,172,473
Secured mortgages of consolidated entities	3.0%	1,790,557	2.9%	1,822,509
Totals	3.2%	$11,139,415	3.2%	$11,626,831

(1)	The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for debt outstanding.

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. dollars, principally: euro ($3.5 billion), Japanese yen ($1.3 billion) and Canadian dollars ($436.0 million).

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in U.S. dollars, euro, Japanese yen, British pounds sterling and Canadian dollars on a revolving basis. In April 2016, we renewed and amended the Global Facility to increase our availability from $2.3 billion to $3.0 billion (subject to currency fluctuations). We have the ability to increase the Global Facility to $3.75 billion, subject to currency fluctuations and obtaining additional lender commitments. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating Partnership. The amended Global Facility is scheduled to mature in April 2020; however, we may extend the maturity date for six months on two occasions, subject to the satisfaction of certain conditions and payment of extension fees.

We also have a ¥45 billion ($438.0 million at June 30, 2016) Japanese yen revolver (the “Revolver”) with availability to increase to ¥56.5 billion, subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating Partnership.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at June 30, 2016 (in thousands):

Aggregate lender commitments	$3,455,604
Less:
Borrowings outstanding	-
Outstanding letters of credit	38,534
Current availability	$3,417,070

Term Loans

In March 2016, we entered into an unsecured senior term loan agreement (the “2016 Yen Term Loan”) under which we can draw in Japanese yen in an aggregate amount not to exceed ¥11.2 billion ($108.9 million at June 30, 2016). The 2016 Yen Term Loan bears interest at LIBOR plus 1.10% and is scheduled to mature in March 2017. In the first quarter of 2016, we borrowed ¥11.2 billion ($99.6 million), which caused the Yen Term Loan to be fully drawn at June 30, 2016.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2016 and for each of the years in the period ending December 31, 2025, and thereafter were as follows at June 30, 2016 (in millions):

	Prologis
	Unsecured
	Credit	Senior	Term Loans and	Secured Mortgage		Consolidated Entities’	Total Consolidated
Maturity	Facilities	Notes	Other Debt	Debt	Total	Debt	Debt
2016 (1)	$-	$-	$1	$14	$15	$6	$21
2017 (2)	-	-	522	8	530	514	1,044
2018	-	175	1	167	343	403	746
2019	-	618	1	319	938	143	1,081
2020	-	877	1	59	937	252	1,189
2021	-	1,277	399	14	1,690	128	1,818
2022	-	777	632	10	1,419	154	1,573
2023	-	850	288	33	1,171	142	1,313
2024	-	777	1	132	910	1	911
2025	-	750	1	139	890	1	891
Thereafter	-	555	7	-	562	2	564
Subtotal	-	6,656	1,854	895	9,405	1,746	11,151
Unamortized premiums (discounts), net	-	(22)	-	11	(11)	49	38
Unamortized debt issuance costs, net	-	(31)	(9)	(5)	(45)	(5)	(50)
Totals	$-	$6,603	$1,845	$901	$9,349	$1,790	$11,139

(1)

We expect to repay the amounts maturing in 2016 with cash generated from operations, proceeds from the dispositions of wholly owned real estate properties or, as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2017 maturities is a term loan that can be extended until 2019.

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

Debt Covenants

We have approximately $6.6 billion of senior notes and $1.8 billion of term loans outstanding at June 30, 2016 that were issued under three separate indentures, as supplemented, and are subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At June 30, 2016, we were in compliance with all covenants.

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

The following table summarizes our noncontrolling interests and the consolidated entity’s total assets and total liabilities at June 30, 2016, and December 31, 2015 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2016	2015	2016	2015	2016	2015	2016	2015
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,503,427	$2,677,642	$6,403,355	$6,788,968	$833,478	$847,084
Prologis North American Industrial Fund (1)	66.1%	66.1%	490,683	490,444	2,598,937	2,619,241	1,142,989	1,165,617
Prologis Brazil Logistics Partners Fund I (1) (2)	50.0%	50.0%	59,679	49,313	127,140	100,836	433	192
Other consolidated entities (3)	various	various	100,416	102,828	922,539	985,188	41,396	42,811
Prologis, L.P. noncontrolling interests			3,154,205	3,320,227	10,051,971	10,494,233	2,018,296	2,055,704
Limited partners in Prologis, L.P. (4) (5)			416,638	432,674	-	-	-	-
Prologis, Inc. noncontrolling interests			$3,570,843	$3,752,901	$10,051,971	$10,494,233	$2,018,296	$2,055,704

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

(2)

The assets of Prologis Brazil Logistics Partners Fund I (“Brazil Fund”) are primarily investments in unconsolidated entities of $119.5 million and $103.1 million at June 30, 2016, and December 31, 2015, respectively. For additional information on our unconsolidated investments, see Note 4.

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. At June 30, 2016, and December 31, 2015, limited partnership units were exchangeable into cash or, at our option, 1.8 million shares of the Parent’s common stock.

(4)	At June 30, 2016, and December 31, 2015, we had 8.9 million Class A Units that were convertible into 8.8 million common limited partnership units of the Operating Partnership.

(5)

At June 30, 2016, and December 31, 2015, excluding the Class A Units, there were common limited partnership units in the Operating Partnership that were exchangeable into cash or, at our option, 5.5 million shares and 6.4 million shares of the Parent’s common stock with a fair value of $271.9 million and $275.0 million, respectively, based on the closing stock price of the Parent’s common stock. In 2016, unitholders exchanged 0.9 million common limited partnership units into an equal number of shares of the Parent’s common stock with a value of $25.4 million. At June 30, 2016, and December 31, 2015, there were 2.1 million and 1.2 million LTIP Units (as defined in Note 9) outstanding, respectively, associated with our long-term compensation plan that are exchangeable into common units of the Operating Partnership and redeemable into the Parent’s common stock after they vest and other applicable conditions are met.

NOTE 9. LONG-TERM COMPENSATION

Prologis Outperformance Plan (“POP” formerly “OPP”)

Generally, under the POP, in the event that our annualized total stockholders return (“TSR”) during the performance period exceeds the annualized total shareholder return of the Morgan Stanley Capital Index US REIT Index (“RMS”) by more than 100 basis points during the performance period, then a performance pool will be formed under the POP equal to 3% of our excess return to stockholders. The performance pool shall not exceed an amount equal to the greater of (i) $75,000,000 or (ii) 0.5% of our common equity market capitalization as calculated under the POP (the “Capitalization Cap”).

Starting with the 2016 – 2018 performance period, if the relevant performance thresholds are met, participants can earn POP awards for their share of an aggregate performance pool up to $75,000,000. If earned, these POP awards will be paid after the end of the initial three-year performance period. If our levels of outperformance warrant an aggregate performance pool greater than $75,000,000, then participants can earn their share of the additional award amount in excess of $75,000,000 up to the Capitalization Cap (the “Excess Award Amount”) during the course of a three-year period after the end of the initial performance period. One-third of this Excess Award Amount can be earned at the end of each of the three years after the initial performance period, if our performance meets or exceeds the RMS in each of such three years.

POP also has certain positive TSR requirements, which must be met before participants can be paid awards under POP.  In addition, participants will not be able to sell or transfer any equity they receive as initial or excess POP awards until three years after the end of the initial performance period.  If the performance criteria are not met, the POP participation points and the POP LTIP Units will be forfeited.

Allocations of POP participation points for the 2016 – 2018 performance period were approved on June 3, 2016 and will be subject to certain modifications to the POP, as discussed above. We anticipate that the POP LTIP Units will be granted in the third quarter of 2016. The fair value of the award was $26.6 million at June 3, 2016 using a Monte Carlo valuation model that assumed a risk free interest rate of 0.99% and an expected volatility of 20.5%. Such points relate to a three-year performance period that began on January 1, 2016, and will end on December 31, 2018. At June 30, 2016, we also have POP points outstanding for the 2014 – 2016 and 2015 – 2017 performance periods under the POP that were not impacted by the modification.

Prologis Promote Plan (“PPP”)

A compensation pool was funded in 2015 associated with promotes earned from two of our co-investment ventures in the fourth quarter of 2015, at which time we accrued $4.7 million for the cash awards. In 2016, we granted 53,000 RSUs with a grant date fair value of $2.3 million and 114,000 LTIP Units with a grant date fair value of $4.9 million.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity for RSUs for the six months ended June 30, 2016 (units in thousands):

	Number of	Weighted Average	Number of
	RSUs	Grant-Date Fair Value	RSUs Vested
Balance at January 1, 2016	1,626	$42.21	109
Granted	806
Vested and distributed	(774)
Forfeited	(31)
Balance at June 30, 2016	1,627	$40.35	125

Operating Partnership Long-Term Incentive Plan Units (“LTIP Units”)

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2016 (units in thousands):

	Number of	Weighted Average	Number of
	LTIP Units	Grant-Date Fair Value	LTIP Units Vested
Balance at January 1, 2016	1,244	$42.21	303
Granted	893
Balance at June 30, 2016	2,137	$40.45	691

Prologis Outperformance Plan Operating Partnership Long-Term Incentive Plan Units (“POP LTIP Units” formerly “OPP LTIP Units”)

At June 30, 2016, 2.5 million POP LTIP Units were outstanding with respect to the 2014 – 2016 and 2015 – 2017 performance periods. The following table summarizes the activity for the POP LTIP Units for the six months ended June 30, 2016 (units in thousands):

Number of POP
LTIP Units
Balance at January 1, 2016	3,464
Forfeited	(927)
Balance at June 30, 2016	2,537

Stock Options

We have 3.4 million stock options outstanding and exercisable at June 30, 2016, with a weighted average exercise price of $33.50. No stock options were granted in 2016 or 2015.

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

The computation of our basic and diluted earnings per share and unit (in thousands, except per share and unit amounts) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2016	2015	2016	2015
Net earnings attributable to common stockholders – Basic	$275,383	$140,240	$483,424	$485,446
Net earnings attributable to exchangeable limited partnership units (1)	9,085	1,623	15,694	3,273
Gains, net of expenses, associated with exchangeable debt assumed exchanged (2)	-	-	-	(1,614)
Adjusted net earnings attributable to common stockholders – Diluted	$284,468	$141,863	$499,118	$487,105

Weighted average common shares outstanding – Basic (3)	524,842	523,476	524,540	518,791
Incremental weighted average effect on exchange of limited partnership units (1)	17,703	5,431	17,623	4,617
Incremental weighted average effect of equity awards	2,843	1,733	2,130	2,037
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	-	-	-	4,382
Weighted average common shares outstanding – Diluted (4)	545,388	530,640	544,293	529,827

Net earnings per share attributable to common stockholders:
Basic	$0.52	$0.27	$0.92	$0.94
Diluted	$0.52	$0.27	$0.92	$0.92

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2016	2015	2016	2015
Net earnings attributable to common unitholders	$283,699	$141,538	$497,974	$488,026
Net earnings attributable to Class A convertible common unitholders	(4,619)	-	(8,129)	-
Net earnings attributable to common unitholders – Basic	$279,080	$141,538	$489,845	$488,026
Net earnings attributable to Class A convertible common unitholders	4,619	-	8,129	-
Net earnings attributable to exchangeable limited partnership units	768	325	1,143	693
Gains, net of expenses, associated with exchangeable debt assumed exchanged (2)	-	-	-	(1,614)
Adjusted net earnings attributable to common unitholders – Diluted	$284,467	$141,863	$499,117	$487,105

Weighted average common partnership units outstanding – Basic (3)	531,912	527,071	531,507	521,548
Incremental weighted average effect on exchange of Class A convertible units	8,798	-	8,821	-
Incremental weighted average effect on exchange of limited partnership units	1,835	1,836	1,835	1,860
Incremental weighted average effect of equity awards of Prologis, Inc.	2,843	1,733	2,130	2,037
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	-	-	-	4,382
Weighted average common partnership units outstanding – Diluted (4)	545,388	530,640	544,293	529,827

Net earnings per unit attributable to common unitholders:
Basic	$0.52	$0.27	$0.92	$0.94
Diluted	$0.52	$0.27	$0.92	$0.92

(1)

Earnings allocated to the exchangeable Operating Partnership units not held by the Parent has been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	In March 2015, we had exchangeable debt that was settled primarily through the issuance of common stock. The adjustment in 2015 assumes the exchange occurred on January 1, 2015.

(3)	The increase in shares and units between the periods is primarily due the at-the-market program activity in early 2015 and the conversion of exchangeable debt to shares and units in March 2015.

(4)	Our total potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total weighted average potentially dilutive limited partnership units	10,633	1,836	10,656	1,860
Total potentially dilutive stock awards	7,176	7,456	6,854	7,408
Total weighted average potentially dilutive shares and units from exchangeable debt	-	-	-	4,382
Total Prologis, L.P.	17,809	9,292	17,510	13,650
Limited partners in Prologis, L.P.	7,070	3,595	6,967	2,757
Total Prologis, Inc.	24,879	12,887	24,477	16,407

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

The following table presents the fair value and classification of our derivative instruments (in thousands):

	June 30, 2016		December 31, 2015
	Asset	Liability	Asset	Liability
Net investment hedges – Canadian dollar denominated	$-	$2,633	$-	$-
Net investment hedges – pound sterling denominated	49,850	-	33,471	-
Cash flow hedge foreign currency options – peso denominated	-	135	-	88
Foreign currency options – Canadian dollar denominated (1)	584	766	3,324	-
Foreign currency options – euro denominated (1)	2,761	2,198	11,711	84
Foreign currency options – pound sterling denominated (1)	14,644	-	4,241	745
Foreign currency options – yen denominated (1)	857	17,578	832	717
Interest rate hedges	-	40,746	-	12,095
Total fair value of derivatives	$68,696	$64,056	$53,579	$13,729

(1)	As discussed below, these foreign currency options are not designated as hedges.

Foreign Currency

We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. We may issue debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact of the translation from the fluctuations in exchange rates, we may designate this debt as a nonderivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. To the extent we have an effective hedging relationship, we report all changes in fair value of the hedged portion of the nonderivative financial instruments and net investment hedges in equity in the foreign currency translation component of Accumulated Other Comprehensive Loss (“AOCI” in the Consolidated Balance Sheets). These amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI. The changes in fair value of the portion of the nonderivative financial instruments that are not designated as hedges are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred.

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the translation of our projected net operating income of our international subsidiaries. These are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of non-hedge designated derivatives are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses), Net. We recognized unrealized gains of $3.3 million and losses of $13.5 million from the change in value of our outstanding foreign currency options for the three and six months ended June 30, 2016. We recognized unrealized losses of $10.6 million and gains of $9.5 million for the three and six months ended June 30, 2015. We may also use foreign currency forwards designed as cash flow hedges to mitigate foreign currency exchange rate risk associated with payments in a currency that is not the functional currency of our foreign subsidiaries. To the extent we have an effective hedging relationship; we report all changes in fair value of the hedged portion of the foreign currency forwards cash flow hedges in AOCI. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred. We did not record any ineffectiveness on our foreign currency derivative contracts during the three and six months ended June 30, 2016, and 2015.

The following tables summarize the activity in our foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

2016
	Foreign Currency Contracts
Local Currency	Net Investment Forward Contracts			Forward and Option Contracts
	GBP	JPY	CAD	EUR (1)	GBP (1) (2)	JPY (1)	Other (1)
Notional amounts at January 1	£238	¥-	$-	€275	£97	¥12,840
New contracts	60	11,189	133	171	-	11,460
Matured or expired contracts	(60)	(11,189)	-	(75)	(24)	(3,120)
Notional amounts at June 30	£238	¥-	$133	€371	£73	¥21,180

	Foreign Currency Contracts
U.S. Dollar	Net Investment Forward Contracts			Forward and Option Contracts
Notional amounts at January 1	$386	$-	$-	$310	$148	$109	$50
New contracts	85	99	100	192	-	108	15
Matured or expired contracts	(100)	(99)	-	(85)	(36)	(27)	(15)
Notional amounts at June 30	$371	$-	$100	$417	$112	$190	$50

Weighted average forward rate at June 30	1.56	-	1.33	1.13	1.53	112.00	-
Active contracts at June 30	3	-	2	25	12	33	20

2015
	Foreign Currency Contracts
Local Currency	Net Investment Forward Contracts			Forward and Option Contracts (1)
	EUR	GBP	JPY	EUR	GBP	JPY	CAD
Notional amounts at January 1	€300	£238	¥24,136	€284	£-	¥-	$-
New contracts	-	118	43,373	198	126	12,740	49
Matured or expired contracts	(300)	(118)	(67,509)	(254)	(53)	(2,800)	(7)
Notional amounts at June 30	€-	£238	¥-	€228	£73	¥9,940	$42

	Foreign Currency Contracts
U.S. Dollar	Net Investment Forward Contracts			Forward and Option Contracts (1)
Notional amounts at January 1	$400	$400	$250	$354	$-	$-	$-
New contracts	-	186	353	224	188	109	40
Matured or expired contracts	(400)	(200)	(603)	(311)	(79)	(24)	(6)
Notional amounts at June 30	$-	$386	$-	$267	$109	$85	$34

(1)

During the six months ended June 30, 2016, and 2015, we exercised 15 and 13 option contracts, respectively. We realized gains of $0.2 million and $1.9 million for the three and six months ended June 30, 2016, respectively, and gains of $4.0 million and $6.2 million for the three and six months ended June 30, 2015, respectively, in Foreign Currency and Derivative Gains (Losses), Net.

(2)

Included in our British pounds sterling denominated option contracts is one forward contract to sell British pounds sterling and buy euros. This forward has a notional amount of £6.0 million (€8.0 million) and was reported in this table using an exchange rate of $1.45 U.S. dollars to the euro.

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

We report the effective portion of the gain or loss on the derivative as a component of AOCI and reclassify it to Interest Expense over the corresponding period of the hedged item. We recognize losses on a derivative representing hedge ineffectiveness in Interest Expense at the time the ineffectiveness occurred. During the three and six months ended June 30, 2016, and 2015, we had no significant losses due to hedge ineffectiveness.

At June 30, 2016, and December 31, 2015, we had seven interest rate swaps outstanding with a notional amount of $1.4 billion. We did not enter into or settle any interest rate swaps during the six months ended June 30, 2016. During the six months ended June 30, 2015, we entered into two contracts to effectively fix the interest rate on a term loan denominated in yen.

In January 2016, the Bank of Japan introduced negative interest rates. As a result, our two Japanese yen denominated interest rate hedges related to the 2015 Japan term loan no longer qualified for hedge accounting due to a zero percent floor mismatch in the hedging relationship. These interest rate hedges were designated as cash flow hedges at December 31, 2015, and the change in fair value was recorded in Other Comprehensive Income. We began recording the change in fair value of these interest rate hedges to our statement of income when the hedges no longer qualified for hedge accounting. During the three and six months ended June 30, 2016, we recorded a loss of $4.7 million and $11.4 million, respectively, in Foreign Currency and Derivative Gains (Losses), Net.

Other Comprehensive Income

The change in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar. We recorded losses of $136.0 million and gains of $18.8 million for the three and six months ended June 30, 2016, respectively, and gains of $215.5 million and losses of $306.9 million for the three and six months ended June 30, 2015, respectively. It also includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and (losses) associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Derivative net investment hedges (1)	$21,512	$(28,984)	$29,420	$34,194
Interest rate hedges (2)	(2,672)	(2,341)	(13,790)	(759)
Cash flow hedges	(31)	-	(34)	-
Our share of derivatives from unconsolidated co-investment ventures	(3,223)	1,879	(7,994)	4,106
Total derivative instruments	15,586	(29,446)	7,602	37,541
Nonderivative net investment hedges (3)	91,416	(111,537)	(69,773)	223,403
Total derivative and nonderivative hedging instruments	$107,002	$(140,983)	$(62,171)	$260,944

(1)

We received $15.9 million and $16.8 million for the three and six months ended June 30, 2016, respectively, upon the settlement of net investment hedges. We received $120.1 million and $121.5 million for the three and six months ended June 30, 2015, respectively, upon the settlement of net investment hedges.

(2)

The amounts reclassified to interest expense for the three and six months ended June 30, 2016, were $1.1 million and $2.1 million, respectively. The amounts reclassified to interest expense for the three and six months ended June 30, 2015, were not considered significant. For the next 12 months from June 30, 2016, we estimate an additional expense for $6.3 million will be reclassified to Interest Expense.

(3)

At June 30, 2016, and December 31, 2015, we had €3.2 billion ($3.5 billion) of debt, net of accrued interest, for both periods, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We recognized unrealized losses of $5.4 million and unrealized gains of $10.0 million in Foreign Currency and Derivative Gains (Losses), Net on the unhedged portion of our debt for the three and six months ended June 30, 2015, respectively. There were no unrealized gains or losses recognized for the three and six months ended June 30, 2016.

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

Fair Value Measurements on a Recurring Basis

At June 30, 2016, and December 31, 2015, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2016, and December 31, 2015, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

No assets met the criteria to be measured at fair value on a nonrecurring basis at June 30, 2016, or December 31, 2015.

Fair Value of Financial Instruments

At June 30, 2016, and December 31, 2015, the carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2016, and December 31, 2015, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$-	$-
Senior notes	6,603,070	7,234,087	6,516,392	6,801,118
Term loans and other	1,844,717	1,877,264	2,115,457	2,128,270
Secured mortgages	901,071	996,779	1,172,473	1,262,778
Secured mortgages of consolidated entities	1,790,557	1,804,180	1,822,509	1,825,361
Total debt	$11,139,415	$11,912,310	$11,626,831	$12,017,527

NOTE 12. BUSINESS SEGMENTS

Our current business strategy consists of two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of industrial operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we capitalize on the following: (i) the land that we currently own; (ii) the development expertise of our local teams; (iii) our global customer relationships; and (iv) our in-depth knowledge of global demand for high-quality logistics facilities. Land we own and lease to customers under ground leases is also included in this segment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Real estate operations:
U.S.	$501,707	$418,494	$1,012,864	$794,692
Other Americas	15,083	13,835	29,039	28,267
Europe	19,540	16,681	36,329	35,450
Asia	14,503	14,348	29,235	25,771
Total Real Estate Operations segment	550,833	463,358	1,107,467	884,180
Strategic capital:
U.S.	9,580	10,103	18,936	19,460
Other Americas	5,693	7,013	11,058	12,582
Europe	25,519	21,001	47,788	39,394
Asia	10,530	8,929	23,206	17,635
Total Strategic Capital segment	51,322	47,046	100,988	89,071

Total revenues	$602,155	$510,404	$1,208,455	$973,251

Net operating income:
Real estate operations:
U.S.	$369,785	$278,128	$745,503	$537,706
Other Americas	10,517	8,930	18,731	18,773
Europe	15,335	10,143	26,954	21,081
Asia	10,571	10,210	20,388	18,003
Total Real Estate Operations segment	406,208	307,411	811,576	595,563
Strategic capital:
U.S.	827	1,429	2,536	3,009
Other Americas	3,052	4,825	6,167	7,758
Europe	18,443	14,330	33,749	26,125
Asia	1,134	1,515	5,377	2,050
Total Strategic Capital segment	23,456	22,099	47,829	38,942

Total segment net operating income	429,664	329,510	859,405	634,505
Reconciling items:
General and administrative expenses	(56,934)	(51,974)	(107,477)	(103,280)
Depreciation and amortization expenses	(230,382)	(190,188)	(480,382)	(359,996)
Earnings from unconsolidated entities, net	41,454	41,784	99,765	72,826
Interest expense	(76,455)	(68,902)	(157,267)	(137,663)
Interest and other income, net	1,527	1,847	4,118	12,896
Gains on dispositions of investments in real estate, net	200,350	108,782	344,667	386,497
Foreign currency and derivative gains (losses), net	(10,335)	(25,512)	(24,546)	9,054
Gains (losses) on early extinguishment of debt, net	2,044	(236)	992	(16,525)
Total reconciling items	(128,731)	(184,399)	(320,130)	(136,191)
Earnings before income taxes	$300,933	$145,111	$539,275	$498,314

	June 30,	December 31,
	2016	2015
Assets:
Real estate operations:
U.S.	$21,377,414	$22,030,457
Other Americas	1,023,165	919,381
Europe	1,424,352	1,291,991
Asia	1,351,964	1,157,401
Total Real Estate Operations segment	25,176,895	25,399,230
Strategic capital:
U.S.	18,727	19,363
Europe	49,636	49,960
Asia	1,909	2,005
Total Strategic Capital segment	70,272	71,328
Total segment assets	25,247,167	25,470,558
Reconciling items:
Investments in and advances to unconsolidated entities	4,483,804	4,755,620
Assets held for sale or contribution	393,434	378,423
Notes receivable backed by real estate	33,800	235,050
Cash and cash equivalents	332,221	264,080
Other assets	255,508	291,036
Total reconciling items	5,498,767	5,924,209
Total assets	$30,745,934	$31,394,767

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2016, and 2015 included the following:

•	We capitalized $13.3 million and $11.5 million in 2016 and 2015, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•	In 2016, unitholders exchanged 0.9 million common limited partnership units into an equal number of shares of the Parent’s common stock as disclosed in Note 8.

•	See Note 2 for information related to the KTR acquisition in May 2015.

•	We received notes backed by real estate in 2015 that were repaid in 2016 as disclosed in Note 6.

•

During the second quarter of 2015, we received $50.2 million of ownership interests in certain unconsolidated entities and $16.3 million of a note receivable as a portion of our proceeds from the contribution of properties to these entities.

•	Holders of our exchangeable senior notes exchanged the majority of their notes into common stock of the Parent in 2015 as disclosed in Note 7.

We paid $197.9 million and $185.4 million of interest in cash, net of amounts capitalized, for the six months ended June 30, 2016, and 2015, respectively.

We paid $14.4 million and $12.0 million for income taxes, net of refunds, for the six months ended June 30, 2016, and 2015, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2016, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, the related consolidated statement of equity for the six-month period ended June 30, 2016, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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
July 28, 2016

Report of Independent Registered Public Accounting Firm

The Partners
Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2016, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, the related consolidated statement of capital for the six-month period ended June 30, 2016, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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
July 28, 2016

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

MANAGEMENT’S OVERVIEW

We are the global leader in logistics real estate with a focus on high-barrier, high-growth markets. At June 30, 2016, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total $52.9 billion in gross total investment across 666 million square feet (62 million square meters) in 20 countries. Our investment was $31.6 billion, which consisted of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures. We lease modern distribution facilities to a diverse base of approximately 5,200 customers across two major categories: business-to-business and retail/on-line fulfillment.

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

We have a high-quality logistics portfolio that serves premier brands across the globe. For the six months ended June 30, 2016, we:

•generated over 90% of the NOI from our consolidated buildings in the U.S.

•increased NOI 36% from the first half of 2015

•ended the quarter with occupancy of 95.7%

Development contributes to significant earnings growth as projects lease up and generate NOI. For the six months ended June 30, 2016, we:

•stabilized a total estimated investment in our owned and managed portfolio of $1.3 billion of development projects with an estimated weighted average margin of 25.5%, creating $339 million of value

Durable fee stream with more than 90% from perpetual or long-life co-investment ventures. For the six months ended June 30, 2016, we:

•increased Strategic Capital NOI 23% from the first half of 2015

•generated over 90% of our Strategic Capital NOI from outside the U.S.

•co-invested with some of the world's largest institutional partners

Real Estate Operations

Rental Operations. Rental operations comprise the largest component of our operating segments and contributed approximately 90% of our revenues, earnings and funds from operations in the first six months of 2016 (see below for our definition of funds from operations and a complete reconciliation to net earnings). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by maintaining high occupancy rates, increasing rents and controlling expenses. We believe our active portfolio management, coupled with the skills of our property management, leasing, maintenance, capital expenditures, energy and risk management teams, will allow us to maximize rental revenues across our global portfolio. In the first six months of 2016, 91.9% of our NOI in this segment was generated in the U.S.

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

Strategic Capital

We generate strategic capital revenues from our unconsolidated ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees (“promotes”) during the life of a venture or upon liquidation. This segment contributed approximately 10% of our revenues, earnings and funds from operations in the first six months of 2016. We plan to grow this business through our existing ventures. In the first six months of 2016, 94.7% of the NOI in this segment was generated outside the U.S.

Growth Strategies

We believe the scale and quality of our global operating portfolio, the skills of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenue, earnings, NOI, cash flows and funds from operations is based on the following:

•

Rising Rents. Market rents continue to rise across many of our markets, and additional increases are expected as demand for logistics facilities remains strong. Because of the strong rent growth following the global financial crisis, in-place leases have considerable room to rise back to market levels, which translates into increased earnings, NOI and cash flow, both on a consolidated basis and through the amounts we recognize from our unconsolidated co-investment ventures based on our ownership. This is reflected in the positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) on our owned and managed operating portfolio that we have experienced every quarter beginning in 2013.

•

Value Creation from Development. We believe a successful development program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of $8.4 billion of total expected investment (“TEI”) of logistics space. TEI represents the total estimated cost of development or expansion, including land, development and leasing costs. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward through the development of our land and also the disposition of land that no longer serves our business model. During the first six months of 2016, in our owned and managed portfolio, we stabilized development projects with a TEI of $1.3 billion. Post stabilization (defined as occupancy greater than 90%), we estimate the value of these buildings to be 25.5% above their book value or the cost to develop (defined as estimated weighted average margin and calculated using estimated yield and capitalization rates from our underwriting models). In addition, as these properties lease up and become occupied, we will have increased NOI.

•

Economies of Scale from Growth in Assets Under Management. We believe we have the right infrastructure in place to allow us to increase our investments in real estate, with minimal increases to general and administrative (“G&A”) expenses. During 2015 and through the first six months of 2016, our owned and managed real estate assets increased through the acquisition of 76 million square feet of operating properties and the development of 37 million square feet, which was partially offset by dispositions to third parties of 40 million square feet. The acquisitions are related primarily to the purchase of the real estate portfolio of KTR Capital Partners and its affiliates (“KTR”) in 2015. We completed this acquisition and integrated the portfolio with only minimal increases in overhead related to property management and leasing functions.

SUMMARY OF 2016

During the six months ended June 30, 2016, we completed the following activities as further described in the Consolidated Financial Statements:

•

We generated net proceeds of $1.4 billion and net gains of $258 million from the contribution and disposition of real estate investments. The proceeds were driven by dispositions to third parties of $890 million, primarily in the U.S., and property contributions of $464 million, primarily in Japan.

•

In April 2016, we redeemed a portion of our investment in Prologis Targeted European Logistics Fund (“PTELF”) and Prologis Targeted U.S. Logistics Fund (“USLF”) for €185 million ($211 million) and $200 million, respectively, and recorded a gain of $87 million. As a result of these redemptions and PTELF receiving an additional €120 million ($135 million) from third-party investors, our ownership percentage in these funds decreased to 27.9% and 17.6% in PTELF and USLF, respectively.

•

In April 2016, we amended our global senior credit facility (the “Global Facility”) and increased the total borrowing capacity to $3.0 billion and extended the maturity until April 2020, which along with our Japanese yen revolver increased our total borrowing capacity to $3.4 billion.

We had significant development activity and strong operating metrics during the first six months of 2016. See below for details of our development and operating activity.

On June 23, 2016, the United Kingdom (“UK”) passed a referendum to leave the European Union. Our key business drivers remain intact, and we do not anticipate a material operational or financial impact. Our customers in the UK principally serve domestic consumers and we do not expect the decision to leave the European Union will materially change the consumption habits of 65 million people. At June 30, 2016, our UK operating portfolio was 98.8% leased (and 99.8% leased as of the date of this report), had a weighted average lease term of eight years with only 11.2% of the leases expiring in the next 18 months, and had in place rents approximately 10% below market. The UK portfolio contributes approximately 4.5% of our share of annual NOI through consolidated entities and co-investment ventures. Since the referendum, we have seen positive trends with leasing volume and rent levels, and our development projects have continued to lease up ahead of our underwriting.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Real Estate Operations

This operating segment includes rental revenue and rental expense recognized from buildings we operate, primarily from our consolidated operating portfolio. The operating fundamentals in the markets in which we operate continue to improve, which has positively affected both the rental rates and occupancy we have experienced and also has fueled development activity. This operating segment also includes revenue from land we own and lease to customers and development management and other revenue, net of acquisition and land holding costs.

Real Estate Operations NOI for the six months ended June 30 was as follows (dollars in millions):

	2016	2015
Rental and other revenues	$871	$686
Rental recoveries	237	198
Rental and other expenses	(296)	(288)
Real Estate Operations – NOI	$812	$596

Operating margin	73.3%	67.4%

Real Estate Operations NOI is impacted by capital deployment activities, occupancy and changes in rental rates. The following items highlight the key changes in NOI for the six months ended June 30, 2016, from the same period in 2015 (in millions):

Acquisitions (1)	$183
Rent rate growth and occupancy (2)	42
Development activity (3)	22
Contributions and dispositions (4)	(43)
FX and other	12
Total change in NOI	$216

(1)

The increase from acquisitions was primarily due to the KTR purchase in May 2015, which generated $139 million of NOI and included $25 million in acquisition costs. Approximately 45% of all KTR activity is offset in Net Earnings Attributable to Noncontrolling Interests in the Consolidated Statements of Income attributable to our venture partner’s share.

(2)

Rent rate growth is a combination of the turnover of existing leases and increases in rental rates from contractual rent on existing leases. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, would impact the rental revenue we recognize. We have experienced an increase in rental rates on the turnover of existing leases every quarter beginning in 2013 that has resulted in higher average rental rates in our portfolio and increased rental revenue and NOI as those leases commenced.

(3)	The NOI is from development properties that were completed in 2015 and 2016.

(4)	The NOI is from properties that were contributed to co-investment ventures or sold to third parties in 2015 and 2016.

Strategic Capital

This operating segment includes revenue from asset management and other fees and promotes earned for services performed for our unconsolidated co-investment ventures. This revenue is reduced generally by the direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owned by the ventures. Revenue associated with the Strategic Capital segment fluctuates because of the size of co-investment ventures under management, the transactional activity in the ventures and the timing of promotes.

The amounts presented for Europe and Asia are shown in U.S. dollars and were impacted by fluctuations in exchange rates, primarily the euro, British pound sterling and Japanese yen, to the U.S. dollar. We have hedged the majority of our foreign earnings through local currency borrowings and outstanding derivative instruments reflected in Foreign Currency and Derivative Gains (Losses), Net that offset the majority of these fluctuations.

Strategic Capital NOI for the six months ended June 30 was as follows (in millions):

	2016	2015
U.S.:
Asset management and other fees	$16	$15
Leasing commissions, acquisition and other transaction fees	3	4
Strategic Capital expenses (1)	(16)	(16)
Subtotal U.S.	3	3
Other Americas:
Asset management and other fees	10	10
Leasing commissions, acquisition and other transaction fees	1	3
Strategic Capital expenses	(5)	(5)
Subtotal Other Americas	6	8
Europe:
Asset management and other fees	42	34
Leasing commissions, acquisition and other transaction fees	6	5
Strategic Capital expenses	(14)	(13)
Subtotal Europe	34	26
Asia:
Asset management and other fees	18	16
Leasing commissions, acquisition and other transaction fees	5	2
Strategic Capital expenses	(18)	(16)
Subtotal Asia	5	2
Strategic Capital – NOI	$48	$39

(1) This includes expenses for employees who are employed in the U.S. but also support other regions.

The direct costs associated with Strategic Capital relating to the asset management of the ventures were $25 million and $27 million for the six months ended June 30, 2016, and 2015, respectively, and the direct costs relating to the property level management costs for the properties owned by the ventures were $28 million and $23 million for the six months ended June 30, 2016, and 2015, respectively. These costs are included in Strategic Capital Expenses in the Consolidated Statements of Income.

The following real estate investments were held through our unconsolidated co-investment ventures (dollars and square feet in millions):

	June 30,	December 31,	June 30,
	2016	2015	2015
U.S.:
Number of ventures	1	1	1
Number of properties owned	379	391	399
Square feet	49	50	51
Total assets	$4,228	$4,408	$4,405
Other Americas:
Number of ventures	2	2	2
Number of properties owned	209	205	201
Square feet	41	39	38
Total assets	$2,694	$2,482	$2,509
Europe:
Number of ventures	4	4	4
Number of properties owned	690	688	669
Square feet	160	159	155
Total assets	$11,188	$11,343	$11,427
Asia:
Number of ventures	2	2	2
Number of properties owned	77	66	56
Square feet	34	29	27
Total assets	$5,346	$4,320	$4,203
Total:
Number of ventures	9	9	9
Number of properties owned	1,355	1,350	1,325
Square feet	284	277	271
Total assets	$23,456	$22,553	$22,544

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

Our foreign investments are impacted by fluctuations in exchange rates, primarily the euro, British pound sterling and Japanese yen, to the U.S. dollar. We have hedged the majority of our foreign investments through outstanding debt and derivative instruments that offset the majority of these fluctuations.

Our owned and managed portfolio includes operating industrial properties and does not include properties under development or held for sale to third parties (square feet in millions):

	June 30, 2016			December 31, 2015			June 30, 2015
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated (1)	1,838	338	95.7%	1,872	334	97.1%	1,879	338	95.3%
Unconsolidated	1,339	280	96.6%	1,331	273	96.7%	1,293	266	95.5%
Totals	3,177	618	96.1%	3,203	607	96.9%	3,172	604	95.4%

(1)

Our consolidated operating portfolio excludes 6 value-added properties totaling 2 million square feet at June 30, 2016. Value-added properties are those which are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value.

Operating Activity

Below is information summarizing the operating activity:

Development Start Activity

The following table summarizes our development starts for the six months ended June 30 (dollars and square feet in millions):

	2016 (1)	2015
Number of new development projects during the period	34	45
Square feet	9	17
TEI	$720	$1,305
Our proportionate share of TEI based on ownership	$658	$1,017
Percentage of build-to-suits based on TEI	44.9%	38.3%

(1) We expect all of our properties under development at June 30, 2016, to be completed before December 2017.

Development Stabilization Activity

The following table summarizes our development stabilization activity for the six months ended June 30 (dollars and square feet in millions):

	2016	2015
Number of development projects stabilized during the period	52	38
Square feet	19	12
TEI	$1,332	$995
Our proportionate share of TEI based on ownership	$1,089	$909
Weighted average expected yield on TEI	7.0%	7.5%
Estimated value at completion	$1,671	$1,321
Estimated weighted average margin	25.5%	32.8%

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our owned and managed portfolio in our same store analysis. We have defined the same store portfolio, for the three months ended June 30, 2016, as those properties that were in operation at January 1, 2015, and have been in operation throughout the same three-month periods in both 2016 and 2015. We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental revenue, rental expenses and NOI in the same store portfolio are generally the same as for the total portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into the U.S. dollar, for both periods.

We calculate our same store results on a quarterly basis. The following is a reconciliation of our consolidated rental revenue, rental expenses and NOI (calculated as rental revenue and recoveries less rental expenses), as included in the Consolidated Statements of Income, to the respective amounts in our same store portfolio analysis for the three months ended June 30, 2016 (dollars in millions):

			Percentage
	2016	2015	Change
Rental Revenue (1) (2)
Consolidated:
Rental revenue per the Consolidated Statements of Income	$426	$358
Rental recoveries per the Consolidated Statements of Income	120	104
Consolidated adjustments to derive same store results:
Rental revenue and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(154)	(82)
Effect of changes in foreign currency exchange rates and other	-	-
Unconsolidated co-investment ventures – rental revenue	448	430
Same store portfolio – rental revenue (2)	$840	$810	3.8%
Rental Expenses (1) (3)
Consolidated:
Rental expenses per the Consolidated Statements of Income	$141	$126
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(45)	(21)
Effect of changes in foreign currency exchange rates and other	14	7
Unconsolidated co-investment ventures – rental expenses	101	97
Same store portfolio – rental expenses (3)	$211	$209	1.1%
NOI (1)
Consolidated:
NOI per the Consolidated Statements of Income	$405	$336
Consolidated adjustments to derive same store results:
NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(109)	(61)
Effect of changes in foreign currency exchange rates and other	(14)	(7)
Unconsolidated co-investment ventures – NOI	347	333
Same store portfolio – NOI	$629	$601	4.7%

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

Other Components of Income (Expense)

G&A Expenses

G&A expenses increased nominally by $4 million (or 4.1%) from the six months ended June 30, 2015 to the same time period in 2016.

Our property management functions are provided by Prologis personnel for our owned and managed portfolio. We allocate the costs of our property management function to the properties we consolidate (included in Rental Expenses in our Real Estate Operations segment) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses in our Strategic Capital segment) using the square feet owned by the respective portfolios. During the first six months of 2016 and 2015, $17 million and $16 million, respectively, of net employee costs related to property management activities were included in Rental Expenses. In addition to the allocated property management costs, Strategic Capital Expenses also include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Strategic Capital segment. We do not allocate indirect costs to Strategic Capital Expenses.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as certain other G&A costs. The following table summarizes capitalized G&A amounts for the six months ended June 30 (in millions):

	2016	2015
Building development activities	$22	$23
Leasing activities	12	10
Operating building improvements, land improvements and other	16	16
Total capitalized G&A expenses	$50	$49
Capitalized salaries and related costs as a percent of total salaries and related costs	26.7%	29.4%

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $120 million from the six months ended June 30, 2015 to the same time period in 2016, primarily from acquired properties (including the properties purchased from KTR in May 2015) and development properties that were completed during 2015 and 2016. This is offset slightly by the disposition and contribution of properties during 2015 and 2016.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities that are accounted for using the equity method of $100 million and $73 million for the six months ended June 30, 2016, and 2015, respectively. The earnings we recognize are impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars. See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table summarizes the components of interest expense for the six months ended June 30 (in millions):

	2016	2015
Gross interest expense	$197	$185
Amortization of premiums, net	(17)	(21)
Amortization of deferred loan costs	7	6
Interest expense before capitalization	187	170
Capitalized amounts	(30)	(32)
Net interest expense	$157	$138

Gross interest expense increased from the six months ended June 30, 2015 to the same period in 2016, principally from higher outstanding debt balances during the periods. However, our debt overall decreased by $982 million from June 30, 2015, to June 30, 2016, principally from the payment of the senior term loan related to the KTR acquisition with proceeds from contributions and dispositions. Our weighted average effective interest rate was 3.2% and 3.5% for the six months ended June 30, 2016, and 2015, respectively. See Note 7 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate, Net

We recognized gains on dispositions of investments in real estate, net of $345 million and $386 million for the six months ended June 30, 2016, and 2015, respectively. In 2016, the gains were driven by (i) the contribution of 10 properties, primarily to NPR, (ii) the sale of 99 properties to third parties, primarily in the U.S. and (iii) gains on the redemption of investments in co-investment ventures. We used the proceeds to pay down the remaining balance of the senior term loan in the first quarter of 2016 ($400 million) that was used to finance a portion of the KTR acquisition. In 2015, the gains were driven from the contribution of 16 properties in Europe, and the disposition of 50 properties to third parties, primarily in the U.S. We expect to continue to have contributions to co-investment ventures in the future, primarily in Europe, Japan and Mexico, as well as make dispositions of properties to third parties, primarily in the U.S., all depending on market conditions and other factors. We expect to use the proceeds from such contributions and dispositions to fund our capital deployment activities and to pay down debt. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses), Net

The following table details our foreign currency and derivative gains (losses), net for the six months ended June 30 (in millions):

	2016	2015
Realized gains on the settlement of unhedged derivative transactions (1)	$2	$6
Realized losses on the settlement of transactions with third parties	(4)	(2)
Total realized foreign currency and derivative gains (losses)	(2)	4

Unrealized gains (losses) on the change in fair value of unhedged derivative transactions (1)	(25)	10
Unrealized gains (losses) on remeasurement of certain assets and liabilities (2)	2	(10)
Unrealized gains on embedded derivative, including amortization (settled March 2015)	-	5
Total unrealized foreign currency and derivative gains (losses), net	(23)	5
Total foreign currency and derivative gains (losses), net	$(25)	$9

(1)	See Note 11 to the Consolidated Financial Statements for more information about our derivative transactions.

(2)

These gains or losses are from the remeasurement of assets and liabilities that are denominated in currencies other than the functional currency of the entity, such as short-term intercompany loans between the U.S. parent and certain consolidated subsidiaries, debt and tax receivables and payables.

Income Tax Expense

We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries, state and local income taxes and taxes incurred in certain foreign jurisdictions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the U.S. or in foreign jurisdictions.

The following table summarizes our income tax expense for the six months ended June 30 (in millions):

	2016	2015
Current income tax expense (benefit):
Current income tax expense	$15	$10
Current income tax expense (benefit) on dispositions	10	(4)
Total current income tax expense	25	6
Deferred income tax expense:
Deferred income tax expense (benefit)	(4)	1
Total income tax expense	$21	$7

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third party share of fees or promotes payable to us and earned during the period. During the six months ended June 30, 2016, and 2015, the net earnings attributable to noncontrolling interests for Prologis, Inc. was $32 million and $3 million, respectively, of which $17 million and was related to noncontrolling interests in the Operating Partnership in 2016. In 2016 and 2015, we recognized net earnings attributable to noncontrolling interests primarily related to operating activity in our consolidated co-investment ventures, the Prologis U.S. Logistics Venture and the North American Industrial Fund. The increase was due to the additional units in the Operating Partnerships issued in connection with acquisitions during 2015. The remaining difference is primarily related to increased operating activity in our consolidated co-investment ventures. See Note 8 to the Consolidated Financial Statements for further information on our consolidated ventures.

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

During the six months ended June 30, 2016, and 2015, we recorded losses of $22 million and $49 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. The losses in 2016 were principally due to the weakening of the euro and British pound sterling, offset slightly by the strengthening of the Brazilian real and Japanese yen, all to the U.S. dollar. The losses in 2015 were principally due to the weakening of the euro, British pound sterling, Japanese yen and Brazilian real to the U.S. dollar.

During the six months ended June 30, 2016, and 2015, we also recorded unrealized losses of $22 million and unrealized gains of $3 million, respectively, related to the change in fair value of our cash flow hedges and our share of derivatives in our unconsolidated co-investment ventures.

See Note 11 to the Consolidated Financial Statements for more information about our derivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Except as separately discussed above and the KTR acquisition in May 2015, the changes in net earnings attributable to common shares and its components for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, are similar to the changes for the six month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and our partners in the consolidated co-investment ventures, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2016, 82 properties in our development portfolio were 53.8% leased with a current investment of $1.8 billion and a TEI of $2.6 billion when completed and leased, leaving $0.8 billion remaining to be spent);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $21 million for the remainder of 2016;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated co-investment ventures;

•

acquisition of operating properties or portfolios of operating properties (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures); and

•

repurchase of our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($332 million at June 30, 2016);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•

proceeds from the sale of a portion of our investments in co-investment ventures. In the second quarter of 2016, we received $411 million from the sale of a portion of our investment in two ventures. We also gave notice of our intent to redeem an additional €90 million ($100 million at June 30, 2016) and $100 million in the same two ventures. See Note 4;

•	borrowing capacity under our current credit facility arrangements discussed in the following section, other facilities or borrowing arrangements ($3.4 billion at June 30, 2016); and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our debt (in millions):

	June 30, 2016	December 31, 2015
Debt outstanding	$11,139	$11,627
Weighted average interest rate	3.2%	3.2%
Weighted average maturity in months	66	67

In the first quarter of 2016, we repaid the $400 million remaining balance on the senior term loan that was used to fund the KTR acquisition with proceeds generated from the contributions of development properties to our co-investment ventures and proceeds generated from the disposition of certain nonstrategic properties to third parties.

In April 2016, we amended the Global Facility and increased our aggregate borrowing capacity to $3.0 billion.

At June 30, 2016, we had credit facilities with an aggregate borrowing capacity of $3.5 billion, of which $3.4 billion was available for borrowing.

At June 30, 2016, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

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

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30, 2016, and 2015 (in millions):

	2016	2015
Net cash provided by operating activities	$578	$356
Net cash provided by (used in) investing activities	$908	$(5,081)
Net cash provided by (used in) financing activities	$(1,430)	$4,731

Cash Provided by Operating Activities

During the six months ended June 30, 2015, cash provided by operating activities was less than cash dividends paid on common and preferred stock by $25 million. In 2015, we had other sources of cash that we used to fund dividends not covered by cash flows from operating activities, including proceeds from dispositions of real estate properties of $927 million. As disclosed in Note 13 to the Consolidated Financial Statements, we paid $212 million and $197 million for interest and income taxes in 2016 and 2015, respectively. In addition, our cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity:

•

Real estate operations NOI. We receive the majority of our operating cash through our Real Estate Operations segment. NOI from this segment, less the noncash amount of straight-lined rent and amortization of above and below market leases, was $769 million and $581 million for 2016 and 2015, respectively. See our Real Estate Operations Results of Operations section above for the key drivers of our real estate operations NOI.

•

Strategic capital NOI. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures. NOI from this segment was $48 million and $39 million for 2016 and 2015. See our Strategic Capital Results of Operations section above for the key drivers of our strategic capital NOI. Included in the cash provided by operating activities for 2016 is $27 million of cash received from promotes, which represented the third-party share and was accrued as strategic capital NOI for the year ended December 31, 2015.

•

Distributions from unconsolidated co-investment ventures. We receive distributions from our unconsolidated entities that are classified as a return on our investment or return of our investment. A return on our investment is reflected in Operating Activities in the Consolidated Statements of Cash Flows and represents our share of the net earnings in the ventures, which is reduced by non-cash charges such as depreciation and amortization. A return of our investment is reflected in Investing Activities in the Consolidated Statements of Cash Flows and represents distributions that we receive in excess of our share of net earnings in the ventures. The following table summarizes our distributions from our unconsolidated entities for the six months ended June 30 (in millions):

	2016	2015
Total distributions	$681	$131
Less distributions for return of investment (1)	582	67
Operating distributions (return on investment) (2)	$99	$64

(1)

We received additional distributions from our unconsolidated co-investment ventures in excess of our share of net earnings that included net non-cash expenses of $106 million and $71 million in 2016 and 2015, respectively.

(2)	Included in 2016 are proceeds of $27 million that represented our share of promotes earned in 2015.

•	G&A expenses. We incurred $78 million and $76 million in 2016 and 2015, respectively, of G&A costs, net of equity-based compensation expenses.

Cash Provided by (Used in) Investing Activities

•

Real estate development. We invested $776 million and $671 million in 2016 and 2015, respectively, in real estate development and leasing costs for first generation leases. We had 60 properties under development and 22 properties that were completed but not stabilized at June 30, 2016, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2016, we acquired total real estate of $136 million, which included 384 acres of land and 6 operating properties. In 2015, excluding the KTR acquisition, we acquired total real estate of $294 million, which included 401 acres of land and 10 operating properties.

•

KTR acquisition, net of cash received. In 2015, we acquired the real estate assets of KTR for a net purchase price of $4.8 billion through our consolidated co-investment venture Prologis U.S. Logistics Venture (“USLV”), of which we own 55%. See Note 2 to the Consolidated Financial Statements for more detail on the transaction.

•

Capital expenditures. We invested $119 million and $92 million in our operating properties during 2016 and 2015, respectively; which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from dispositions and contributions. We generated cash from dispositions and contributions of real estate properties of $1.3 billion and $927 million during 2016 and 2015, respectively. The following table summarizes the number of properties we disposed of and contributed for the six months ended June 30 (in millions):

	2016	2015
Third party dispositions	99	50
Contributions to unconsolidated co-investment ventures	10	16

•

Investments in and advances to. In 2016 and 2015, we invested cash of $145 million and $341 million, respectively, in our unconsolidated co-investment ventures and other ventures, which represented our proportionate share, and is net of repayment of advances. The ventures used the funds for the acquisition of operating properties, development and repayment of debt. The following table summarizes our significant investments in our unconsolidated co-investment ventures for the six months ended June 30 (in millions):

	2016	2015
Prologis European Logistics Partners	$61	$214
Nippon Prologis REIT	$33	$-
Prologis Brazil Logistics Partners Fund I and related joint ventures	$21	$23
Prologis European Properties Fund II	$6	$10
Prologis Targeted Europe Logistics Fund	$-	$55
Other joint ventures	$20	$10

See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. As discussed above, we receive distributions from our unconsolidated co-investment ventures from operations representing our share of the net earnings recognized that are reflected in Operating Activities. Any distribution that we receive in excess of our share of net earnings is reflected as a return of investment in Investing Activities. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $582 million and $67 million during 2016 and 2015, respectively. Included in this amount for 2016 is $411 million from the redemption of a portion of our investments in PTELF and USLF and $79 million from the disposition of our investment in a joint venture. Included in these amounts for both 2016 and 2015, are distributions in excess of our share of net earnings of $83 million and $64 million from additional operating cash flows primarily related to our share of non-cash expenses such as depreciation.

•

Proceeds from repayment of notes receivable backed by real estate. In 2016, we received $201 million for the payment in full of notes receivable backed by real estate received in connection with dispositions of real estate to third parties in 2015. See Note 6 to the Consolidated Financial Statements for further information about notes receivable backed by real estate.

Cash Provided by (Used In) Financing Activities

•	Proceeds from issuance of common stock. We generated net proceeds of $72 million in 2015 from the issuance of shares of common stock under our at-the-market program.

•	Dividends paid on common and preferred stock. We paid dividends of $445 million and $381 million to our common and preferred stockholders during 2016 and 2015, respectively.

•

Noncontrolling interests distributions. In 2016 and 2015, we distributed $214 million and $38 million to various noncontrolling interests, respectively. Distributions in 2016 included $137 million related to proceeds from dispositions of real estate, primarily to our partner in USLV. Distributions in 2015 included $12 million related to proceeds from various dispositions, principally to our partner in USLV and Mexico Fondo Logistico.

•	Net proceeds from (payments on) credit facilities. We made net payments on credit facilities of $4 million in 2016, and we received net proceeds of $435 million on our credit facilities in 2015.

•

Repurchase and payments of debt. During 2016, we made payments of $750 million on our outstanding term loans, $164 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $363 million. During 2015, we made payments of $483 million on our outstanding term loans, $116 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $311 million.

•

Proceeds from issuance of debt. In 2016, we issued $299 million of term loans and $218 million of secured mortgage debt and used the net proceeds for general corporate purposes. In 2015, we issued €700 million ($786 million) of senior notes and $2.3 billion of term loans, including ¥65.0 billion ($529 million) on a new term loan in Japan and used the net proceeds for general corporate purposes and to fund our share of the purchase price for the KTR acquisition (see above for further explanation). See Note 7 to the Consolidated Financial Statements for more detail on debt.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures at June 30, 2016, of $4.3 billion. These ventures had total third-party debt of $6.6 billion (of which $1.6 billion was our proportionate share) at June 30, 2016.

At June 30, 2016, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash dividend of $0.42 per common share for both the first and second quarter of 2016. Our future common stock dividends may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the board of directors during the year.

At June 30, 2016, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for six months ended June 30 as follows (in millions).

	2016	2015
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$483	$485

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	465	347
Gains on dispositions of investments in real estate properties, net	(238)	(311)
Reconciling items related to noncontrolling interests	(64)	(32)
Our share of reconciling items included in earnings from unconsolidated entities	79	98
NAREIT defined FFO	725	587

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	24	(3)
Deferred income tax expense (benefit), net	(5)	1
Reconciling items related to noncontrolling interests	1	(1)
Our share of reconciling items included in earnings from unconsolidated entities	-	(14)
FFO, as defined by Prologis	745	570

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(105)	(76)
Current income tax expense (benefit) on dispositions	10	(4)
Acquisition expenses	2	27
Losses (gains) on early extinguishment of debt, net	(1)	17
Reconciling items related to noncontrolling interests	1	(12)
Our share of reconciling items included in earnings from unconsolidated entities	2	6
Core FFO	$654	$528

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at June 30, 2016. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability and earnings volatility on our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At June 30, 2016, we had net equity of approximately $1.8 billion, or 9.5% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% reduction in exchange rates would cause a reduction of $184 million to our net equity.

At June 30, 2016, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $471 million to hedge a portion of our investments in the United Kingdom and Canada. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound sterling and Canadian dollar by 10% would result in a $47 million negative change in our cash flows on settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $768 million to mitigate risk associated with the translation of the projected financial results of our subsidiaries in Europe, Canada and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $77 million negative change in our net income and cash flows on settlement.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At June 30, 2016, we had $1.9 billion of variable rate debt outstanding, of which $1.8 billion was outstanding on our term loans and $108 million was outstanding on secured mortgage debt. There was no outstanding balance on our credit facilities. At June 30, 2016, we had interest rate swap agreements to fix $398 million (¥40.9 billion) of our Japanese yen term loans and $287 million (CAD $372 million) of our Canadian term loan. During the six months ended June 30, 2016, we had weighted average daily outstanding borrowings of $74 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional annual interest expense of $2 million, which equates to a change in interest rates of 17 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2016. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

No changes in the internal controls over financial reporting during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2016. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At June 30, 2016, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2016, we issued an aggregate of 935,000 shares of common stock of the Parent upon redemption of common units of the Operating Partnership. The shares of common stock were issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

Date: July 28, 2016

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