Form 10-K
period 2016-12-31
Prologis, Inc.; Prologis, L.P.
filed 2017-02-15
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-13545 (Prologis, Inc.) 001-14245 (Prologis, L.P.)

Prologis, Inc.

Prologis, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Prologis, Inc.) Delaware (Prologis, L.P.)	94-3281941 (Prologis, Inc.) 94-3285362 (Prologis, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address or principal executive offices)	(Zip Code)

(415) 394-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Prologis, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
Prologis, L.P.	4.000% Notes due 2018	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2020	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2021	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2022	New York Stock Exchange
Prologis, L.P.	3.375% Notes due 2024	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2026	New York Stock Exchange

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

Prologis, Inc.:  Yes ☐  No ☑

Prologis, L.P.:  Yes ☐  No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2016, the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $25,583,323,441.

The number of shares of Prologis, Inc.’s common stock outstanding at February 10, 2017, was approximately 529,345,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2017 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the Operating Partnership collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the Operating Partnership. At December 31, 2016, the Parent owned an approximate 97.42% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.58% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of the Parent. As the sole general partner of the Operating Partnership, the Parent has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

We operate the Parent and the Operating Partnership as one enterprise. The management of the Parent consists of the same members as the management of the Operating Partnership. These members are officers of the Parent and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, the Parent consolidates the Operating Partnership for financial reporting purposes. Because the only significant asset of the Parent is its investment in the Operating Partnership, the assets and liabilities of the Parent and the Operating Partnership are the same on their respective financial statements.

We believe combining the annual reports on Form 10-K of the Parent and the Operating Partnership into this single report results in the following benefits:

•	enhances investors’ understanding of the Parent and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminates duplicative disclosure and provides a more streamlined and readable presentation as a substantial portion of the Company’s disclosure applies to both the Parent and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

It is important to understand the few differences between the Parent and the Operating Partnership in the context of how we operate the Company. The Parent does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. The Parent itself does not incur any indebtedness, but it guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests in the Company’s investment in certain entities. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates capital required by the business through the Operating Partnership’s operations, incurrence of indebtedness and issuance of partnership units to third parties.

The presentation of noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Parent and those of the Operating Partnership. The common limited partnership interests held by the limited partners in the Operating Partnership are presented as limited partners’ capital within partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interest within equity in the Parent’s consolidated financial statements. The common and preferred partnership interests held by the Parent in the Operating Partnership are presented as general partner’s capital within partners’ capital in the Operating Partnership’s consolidated financial statements and as preferred stock, common stock, additional paid-in capital, accumulated other comprehensive loss and distributions in excess of net earnings within stockholders’ equity in the Parent’s consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity and capital issuances at the Parent and Operating Partnership levels.

To highlight the differences between the Parent and the Operating Partnership, separate sections in this report, as applicable, individually discuss the Parent and the Operating Partnership, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the Parent and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of Prologis.

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates, (ii) changes in global financial markets, interest rates and foreign currency exchange rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, dispositions and development of properties, (v) maintenance of REIT status, tax structuring and changes in income tax rates, (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings, (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures, (viii) risks of doing business internationally, including currency risks, (ix) environmental uncertainties, including risks of natural disasters, and (x) those additional factors discussed under Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

Prologis, Inc. is a self-administered REIT and is the sole general partner of Prologis, L.P. We operate Prologis, Inc. and Prologis, L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P., collectively.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). We believe the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. Prologis, L.P. also was formed in 1997.

Our corporate headquarters are at Pier 1, Bay 1, San Francisco, California 94111, and our other principal offices are located in Amsterdam, Denver, Luxembourg, Mexico City, Shanghai, Singapore and Tokyo.

Our Internet address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investor Relations section of our website, www.prologis.com. The common stock of Prologis, Inc. is listed on the New York Stock Exchange (“NYSE”) under the ticker “PLD” and is a component of the Standard & Poor’s (“S&P”) 500.

THE COMPANY

We are the global leader in logistics real estate with a focus on high-barrier, high-growth markets. We own, manage and develop high-quality logistics facilities in the world’s most active centers of commerce. An investment in Prologis taps into key drivers of economic growth, including consumption, supply chain modernization, e-commerce and urbanization.

Customers turn to us because they know an efficient supply chain will make their businesses run better, and that a strategic relationship with Prologis will create a competitive advantage. We lease modern logistics facilities to a diverse base of approximately 5,200 customers. These facilities assist the efficient distribution of goods for the world’s best businesses and brands.

We invest in Class-A logistics facilities in the world’s primary population centers with high barriers to entry and supported by extensive transportation infrastructure (major airports, seaports, rail systems and highway systems). We believe our portfolio is the highest-quality logistics property portfolio in the industry because it is focused in those key markets. Our local teams actively manage the portfolio, which encompasses leasing and property management, new capital deployment activities and an opportunistic disposition program. The majority of our consolidated properties are in the United States (or “U.S.”); while outside the U.S., our properties are generally held in co-investment ventures, which reduces our exposure to movements in foreign currency. Therefore, we are principally an owner-operator in the U.S. and a manager-developer outside the U.S.

Macroeconomics and demographics are important drivers of our business; these drivers include population growth, consumption and rising affluence. In the developed markets of U.S., Europe and Japan, key factors are the reconfiguration of supply chains (strongly influenced by e-commerce trends), and the operational efficiencies that can be realized from our modern logistics facilities. In emerging markets, such as Brazil, China and Mexico, new affluence and the rise of the consumer classes have prompted demand as supply chains are constructed. Taken together, logistics real estate markets benefit from economic growth, as well as from the modernization of supply chains around the world.

We manage our business on an owned and managed basis, including properties wholly owned by us or owned by one of our co-investment ventures, which allows us to make decisions based on the property operations versus our ownership. We believe the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated portfolio, and therefore we generally look at operating metrics on an owned and managed basis.

At December 31, 2016, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total $52.1 billion in gross total investment across 676 million square feet (63 million square meters) in 20 countries spanning four continents. Our investment was $30.8 billion, which consisted of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures.

Throughout this document, we reflect amounts in U.S. dollars, our reporting currency. Included in these amounts are consolidated and unconsolidated investments denominated in foreign currencies, primarily the British pound sterling, euro and Japanese yen that are impacted by fluctuations in exchange rates when translated into U.S. dollars. We mitigate our exposure to foreign currency fluctuations by investing outside the U.S. through co-investment ventures, borrowing in local currency and utilizing derivative instruments.

Details of the 676 million square feet at December 31, 2016, in our owned and managed portfolio were as follows (dollars and square feet in millions):

	U.S.	Other Americas	Europe	Asia	Total
Operating portfolio (number of buildings)	2,058	240	736	102	3,136

Operating portfolio (square feet)	358	51	172	41	622
Development portfolio (square feet)	12	4	9	19	44
Other real estate properties (square feet)	7	-	2	1	10
Total square feet	377	55	183	61	676

Operating portfolio (gross book value)	$27,148	$3,100	$12,010	$5,021	$47,279
Development portfolio (TEI) (1)	924	304	669	1,488	3,385
Land portfolio (gross book value)	474	356	431	164	1,425
Total	$28,546	$3,760	$13,110	$6,673	$52,089

(1)

Total expected investment (“TEI”) represents total estimated cost of development or expansion, including land, development and leasing costs without any depreciation. TEI is based on current projections and is subject to change. Non-U.S. dollar investments were translated to U.S. dollars using the exchange rate at period end.

Our operating portfolio includes stabilized logistics facilities in our owned and managed portfolio. A developed property moves into the operating portfolio when it meets stabilization. The property is considered stabilized when a development project has been completed for one year or is at least 90% occupied, whichever occurs first.

BUSINESS STRATEGY AND OPERATING SEGMENTS

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

REAL ESTATE – RENTAL OPERATIONS Generate revenues and net operating income (“NOI”) by maintaining high occupancy rates and increasing rents	REAL ESTATE – DEVELOPMENT Generate value from development	STRATEGIC CAPITAL Access third-party capital to grow our business and earn recurring fees and promotes

We have a high-quality logistics portfolio that serves premier companies across the globe. For the year ended December 31, 2016, we:

•generated over 90% of our consolidated revenues and NOI from our buildings in the U.S.

•increased consolidated revenues and NOI over 12% from 2015

•ended the year with consolidated occupancy of 97.0%

Development contributes to significant earnings growth as projects lease up and generate revenues and NOI. For the year ended December 31, 2016, we:

•stabilized a total estimated investment in our owned and managed portfolio of $2.5 billion of development projects with an estimated weighted average margin of 25.5%

•created $640 million of value (of which $571 million is our share)

Durable fee stream with more than 90% from perpetual or long-life co-investment ventures with some of the world’s largest institutional partners. For the year ended December 31, 2016, we:

•generated approximately 90% of our consolidated Strategic Capital revenues from outside the U.S.

•increased consolidated Strategic Capital revenues over 40% from 2015

Real Estate Operations

Rental Operations. Rental operations comprise the largest component of our operating segments and contributed approximately 90% of our consolidated revenues, earnings and funds from operations in 2016 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on funds from operations, a non-GAAP measure). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by maintaining high occupancy rates, increasing rents and controlling expenses. We believe our active portfolio management, coupled with the skills of our property, leasing, maintenance, capital, energy and risk management teams, will allow us to maximize rental revenues across our portfolio. In 2016, over 90% of our consolidated revenues and NOI in this segment were generated in the U.S. NOI from this segment is calculated directly from our financial statements as rental revenues, rental recoveries and development management and other revenues less rental expenses and other expenses.

Development. We utilize (i) our land bank, (ii) the development expertise of our local teams, (iii) our customer relationships and (iv) our in-depth local knowledge in connection with our development activities. Successful development and redevelopment efforts increase both the rental revenues and the net asset value of our Real Estate Operations segment. We measure the value we created based on the increase in estimated fair value of a stabilized development property, as compared to the costs incurred. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our co-investment ventures. Occasionally, we develop for sale to third parties.

Strategic Capital

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

We generate strategic capital revenues from our unconsolidated ventures principally through asset management and property management services, and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees (“promotes”) periodically during the life of a venture or upon liquidation. In 2016, we earned promote revenues in Europe of $89 million. Approximately 40% of promote revenues are paid as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses. This segment contributed approximately 10% of our consolidated revenues, earnings and funds from operations in 2016. We plan to grow this business through increasing the assets under management in our existing ventures. In 2016, approximately 90% of the consolidated revenues and NOI in this segment were generated outside the U.S. NOI in this segment is calculated as Strategic Capital Revenues less Strategic Capital Expenses directly from each line item in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data and does not include property related NOI.

Competition

Competitively priced logistics space could impact our occupancy rates and have an adverse effect on how much rent we can charge, which in turn could affect both of our operating segments. We may face competition with regard to our capital deployment activities, including local, regional and national operators or developers. We also face competition from investment managers for institutional capital within our strategic capital business.

We believe we have competitive advantages due to our:

•	properties being focused in the world’s primary population centers with high barriers to entry and supported by extensive transportation infrastructure;

•	ability to respond quickly to customers’ needs for high-quality logistics facilities;

•	established relationships with key customers served by our local teams;

•	ability to leverage our organizational scale and structure to provide a single point of contact for our focus customers through our global customer solutions team;

•	property management and leasing expertise;

•	relationships and proven track record with current and prospective investors in our strategic capital business;

•	experience developing and managing logistics facilities;

•	well-positioned land bank; and

•	team members with experience in the land entitlement and development processes.

Customers

Our broad customer base represents a spectrum of international, national, regional and local logistics users. At December 31, 2016, in our Real Estate Operations segment representing our consolidated properties, we had more than 3,200 customers occupying 334 million square feet of logistics space. On an owned and managed basis, we had more than 5,200 customers occupying 625 million square feet of logistics space.

In our Strategic Capital segment, we view our partners and investors as our customers. At December 31, 2016, in our private ventures, we partnered with approximately 100 investors, several of which invest in multiple ventures.

The following table details our top 25 customers at December 31, 2016 (square feet in millions):

	Consolidated – Real Estate Operations			Owned and Managed
Top Customers	% of NER (1)	Total Occupied Square Feet	Top Customers	% of NER (1)	Total Occupied Square Feet
1. Amazon.com	5.0	13	1. Amazon.com	3.1	15
2. Home Depot	1.8	5	2. DHL	1.6	10
3. FedEx	1.3	3	3. Geodis	1.2	9
4. XPO Logistics	1.0	4	4. XPO Logistics	1.2	9
5. Wal-Mart	0.9	3	5. Kuehne + Nagel	1.1	7
6. BMW	0.9	3	6. FedEx	1.0	4
7. U.S. Government	0.9	1	7. Home Depot	0.9	6
8. Ingram Micro	0.8	2	8. CEVA Logistics	0.9	6
9. PepsiCo	0.7	3	9. Wal-Mart	0.8	5
10. DSV Air and Sea	0.6	2	10. DSV Air and Sea	0.8	5
Top 10 Customers	13.9	39	Top 10 Customers	12.6	76
11. UPS	0.6	2	11. Nippon Express	0.7	3
12. Kuehne + Nagel	0.6	2	12. BMW	0.6	4
13. APL Logistics	0.6	2	13. UPS	0.6	3
14. Best Buy	0.6	2	14. Hitachi	0.5	2
15. DHL	0.5	2	15. DB Schenker	0.5	4
16. Cal Cartage Company	0.5	1	16. U.S. Government	0.5	1
17. Sears	0.5	2	17. Tesco	0.5	3
18. Kimberly-Clark	0.5	2	18. Ingram Micro	0.5	3
19. Geodis	0.5	2	19. Panalpina	0.4	2
20. NFI Industries	0.4	2	20. PepsiCo	0.4	3
21. Office Depot	0.4	1	21. Samsung Electronics	0.3	2
22. Kellogg's	0.4	2	22. Best Buy	0.3	2
23. Mohawk Industries	0.4	1	23. APL Logistics	0.3	2
24. C&S Wholesale Grocers	0.4	1	24. Under Armour	0.3	2
25. Anixter	0.4	1	25. La Poste	0.3	2
Top 25 Customers	21.2	64	Top 25 Customers	19.3	114

(1)

Net effective rent (“NER”) is calculated using the estimated total cash to be received over the term of the lease (including base rent and expense reimbursements) divided by the lease term to determine the amount of rent and expense reimbursements received per year. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous twelve months.

Employees

The following table summarizes our employee base at December 31, 2016:

Regions	Number of Employees
U.S. (1)	830
Other Americas	105
Europe	370
Asia	225
Total	1,530

(1)	This includes employees who are employed in the U.S. but also support other regions.

We allocate our employees who perform property management functions to our Real Estate Operations segment and Strategic Capital segment based on the size of the respective portfolios. Employees who perform only Strategic Capital functions are allocated directly to that segment.

We believe we have good relationships with our employees. Prologis employees are not organized under collective bargaining agreements, although some employees in Europe are represented by statutory Works Councils and as such, benefit from applicable labor agreements.

CODE OF ETHICS AND BUSINESS CONDUCT

We maintain a Code of Ethics and Business Conduct applicable to our board of directors (the “Board”) and all of our officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer, and other people performing similar functions. A copy of our Code of Ethics and Business Conduct is available on our website, www.prologis.com. In addition to being accessible through our website, copies of our Code of Ethics and Business Conduct can be obtained, free of charge, upon written request to Investor Relations, Pier 1, Bay 1, San Francisco, California 94111. Any amendments to or waivers of our Code of Ethics and Business Conduct that apply to the principal executive officer, the principal financial officer, the principal accounting officer, or other people performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website.

ENVIRONMENTAL MATTERS

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See further discussion in Item 1A. Risk Factors and Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2016, we generated approximately $453 million or 17.9% of our revenues from operations outside the U.S. Circumstances and developments related to international and U.S. operations that could negatively affect us include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain regions, including differing employment practices and labor issues;

•	local businesses and cultural factors that differ from our usual standards and practices;

•	volatility in currencies and currency restrictions, which may prevent the transfer of capital and profits to the U.S.;

•

challenges in establishing effective controls and procedures to regulate operations in different regions and to monitor compliance with applicable regulations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and other similar laws;

•	unexpected changes in regulatory requirements, tax, tariffs and other laws within the U.S. or other countries in which we operate;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•

the impact of regional or country-specific business cycles and economic instability, including instability in, or further withdrawals from, the European Union or other international trade alliances or agreements;

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

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

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

We pursue growth opportunities in international markets where the U.S. dollar is not the functional currency. At December 31, 2016, approximately $6.6 billion or 22.0% of our total consolidated assets are invested in a currency other than the U.S. dollar, primarily the British pound sterling, Canadian dollar, euro and Japanese yen. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, in particular, our U.S. dollar reported financial position and results of operations and debt covenant ratios. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

Our hedging of foreign currency and interest rate risk may not effectively limit our exposure to other risks.

Hedging arrangements involve risks, such as the risk of fluctuation in the relative value of the foreign currency or interest rates and the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle such arrangements could be significant depending on the stability and movement of the hedged foreign currency or the size of the underlying financing and the applicable interest rates at the time of the breakage. The failure to hedge effectively against foreign exchange changes or interest rate changes may adversely affect our business.

Compliance or failure to comply with regulatory requirements could result in substantial costs.

We are required to comply with many regulations in different countries, including (but not limited to) the Foreign Corrupt Practices Act, the U.K Bribery Act and similar laws and regulations. Our properties are also subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire and life-safety requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. If we are required to make unanticipated expenditures to comply with these regulations, we may be adversely affected.

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

We may decide to sell properties to certain of our unconsolidated co-investment ventures or third parties to generate proceeds to fund our capital deployment activities. Our ability to sell properties on advantageous terms is affected by: (i) competition from other owners of properties that are trying to dispose of their properties; (ii) market conditions, including the capitalization rates applicable to our properties; and (iii) other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or at all. The unconsolidated co-investment ventures or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions could be delayed.

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

Our investments are concentrated in the logistics sector and our business would be adversely affected by an economic downturn in that sector.

Our investments in real estate assets are concentrated in the logistics sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified.

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

At December 31, 2016, approximately 33.0% of our consolidated operating properties or $8.0 billion (based on consolidated gross book value, or investment before depreciation) are located in California, which represented 26.3% of the aggregate square footage of our operating properties and 33.7% of our NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties, we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our business.

In addition to California, we also have significant holdings (defined as more than 3.0% of total consolidated investment before depreciation) in operating properties in certain markets located in Central and Eastern Pennsylvania, Chicago, Dallas/Fort Worth, New Jersey/New York City, Seattle and South Florida. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.

In addition, our owned and managed portfolio, including the unconsolidated co-investment ventures in which we invest, has concentrations of properties in the same markets mentioned above, as well as in markets in France, Germany, Japan and the U.K., and are subject to the economic conditions in those markets.

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

Investments in real estate properties are subject to varying degrees of risk. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our asset management capabilities, these risks cannot be eliminated. Factors that may affect real estate values and cash flows include:

•	local conditions, such as oversupply or a reduction in demand;

•	technological changes, such as reconfiguration of supply chains, autonomous vehicles, robotics, 3D printing or other technologies;

•	the attractiveness of our properties to potential customers and competition from other available properties;

•	increasing costs of maintaining, insuring, renovating and making improvements to our properties;

•	our ability to rehabilitate and reposition our properties due to changes in the business and logistics needs of our customers;

•	our ability to control rents and variable operating costs; and

•	governmental regulations and the associated potential liability under, and changes in, environmental, zoning, usage, tax, tariffs and other laws.

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

Our real estate development strategy is focused on monetizing land in the future through development of logistics facilities to hold for long-term investment, contribution or sale to a co-investment venture or third party, depending on market conditions, our liquidity needs and other factors. We may increase our investment in the development, renovation and redevelopment business and we expect to complete the build-out and leasing of our current development portfolio. We may also develop, renovate and redevelop properties within existing or newly formed co-investment ventures. The real estate development, renovation and redevelopment business includes the following significant risks:

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

At December 31, 2016, we had investments in real estate containing approximately 403 million square feet held through co-investment ventures, both public and private. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.

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

•

our relationships with our partners are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to manage or invest in the assets underlying such relationships resulting in reduced fee revenues or causing a need to purchase such interest to continue ownership; and

•

disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture to additional risk.

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

We are also exposed to potential physical risks from possible future changes in climate. Our logistics facilities may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. We do not currently consider ourselves to be exposed to regulatory risks related to climate change, as our operations generally do not emit a significant amount of greenhouse gases. However, we may be adversely impacted as a real estate developer in the future by potential impacts to the supply chain or stricter energy efficiency standards for buildings. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral, and this may have an adverse effect on our business and financial condition, and in particular, our distributable cash flow.

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

Furthermore, we cannot be sure that the insurance companies will be able to continue to offer products with sufficient coverage at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds insured limits with respect to one or more of our properties or if the insurance companies fail to meet their coverage commitments to us in the event of an insured loss, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Any such losses or higher insurance costs could adversely affect our business.

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

At December 31, 2016, our credit ratings were A3 from Moody’s and A- from S&P, both with stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

We depend on external sources of capital.

To qualify as a REIT, we are required each year to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to our stockholders and we may be subject to tax to the extent our taxable income is not fully distributed. Historically, we have satisfied these distribution requirements by making cash distributions to our stockholders, but we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. For distributions with respect to taxable years that ended on or before December 31, 2016, and in some cases declared as late as December 31, 2016, a REIT can satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock if certain conditions are met. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Furthermore, to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.

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

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Internal Revenue Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer, disposition or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

GEOGRAPHIC DISTRIBUTION

We invest in predominately logistics facilities. Our properties are typically used for distribution, storage, packaging, assembly and light manufacturing of consumer products. The vast majority of our operating properties are used by our customers for bulk distribution.

The following tables provide details of our consolidated operating properties, investment in land and development portfolio. We have also included operating property information below for our owned and managed portfolio. The owned and managed portfolio includes the properties we consolidate and the properties owned by our unconsolidated co-investment ventures reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share.

Included in the operating property information below for our consolidated operating properties are 646 buildings owned primarily by two co-investment ventures that we consolidate but of which we own less than 100% of the equity. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2016, or generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2016.

Dollars and square feet in the following tables are in millions and items notated by ‘0‘ indicate an amount that rounds to less than one million:

	Consolidated Operating Properties			Owned and Managed
Operating properties	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
Global Markets – U.S.:
Atlanta	16	$712	$128	17	$812
Baltimore/Washington D.C.	6	518	68	8	704
Central Valley California	11	609	61	11	638
Central and Eastern Pennsylvania	18	1,103	56	18	1,104
Chicago	34	2,137	129	41	2,616
Dallas/Fort Worth	22	1,166	196	25	1,446
Houston	9	519	68	13	832
New Jersey/New York City	28	2,778	357	33	3,372
San Francisco Bay Area	16	1,630	10	19	1,972
Seattle	8	818	59	15	1,515
South Florida	11	1,136	128	15	1,501
Southern California	61	5,727	461	72	6,922
Regional Markets – U.S. (15 markets) (2)	68	3,546	584	70	3,608
Other Markets – U.S (5 markets)	1	59	-	1	106
Subtotal U.S.	309	22,458	2,305	358	27,148
Global Markets – Other Americas:
Brazil	-	-	-	8	505
Canada	8	635	145	8	635
Mexico:
Guadalajara	0	4	-	6	321
Mexico City	-	-	-	12	819
Monterrey	-	-	-	4	236
Regional Markets – Other Americas (3 markets)	0	14	-	13	584
Subtotal Other Americas	8	653	145	51	3,100
Global Markets – Europe:
Belgium	-	-	-	3	188
Czech Republic	1	35	-	11	663
France	2	78	-	33	2,141
Germany	2	120	-	23	1,648
Italy	1	68	-	10	528
Netherlands	0	20	-	18	1,281
Poland	1	51	-	25	1,338
Spain	1	35	-	8	537
U.K.	1	121	-	23	2,718
Regional Markets – Europe (3 markets)	1	47	-	17	960
Other Markets – Europe (1 market)	0	9	-	1	8
Subtotal Europe	10	584	-	172	12,010
Global Markets – Asia:
China	2	69	-	14	627
Japan	2	165	-	26	4,265
Singapore	1	128	-	1	129
Subtotal Asia	5	362	-	41	5,021
Total operating portfolio (3)	332	24,057	2,450	622	47,279
Value-added properties	2	117	-	3	192
Total operating properties	334	$24,174	$2,450	625	$47,471

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Region	Acres	Estimated Build Out Potential (square feet) (4)	Current Investment	Rentable Square Footage	TEI (5)
Global Markets – U.S.:
Atlanta	135	2	$4	1	$49
Baltimore/Washington D.C.	81	0	21	-	-
Central Valley California	1,090	22	93	1	98
Central and Eastern Pennsylvania	137	2	24	-	-
Chicago	219	4	19	0	20
Dallas/Fort Worth	178	3	23	1	40
Houston	185	3	15	0	17
New Jersey/New York City	119	1	38	1	116
San Francisco Bay Area	-	-	-	1	63
Seattle	43	1	30	1	67
South Florida	215	4	117	0	57
Southern California	144	3	30	2	166
Regional Markets – U.S. (15 markets)	497	8	61	4	231
Other Markets – U.S (4 markets)	-	-	-	-	-
Subtotal U.S.	3,043	53	475	12	924
Global Markets – Other Americas:
Canada	161	3	41	1	56
Mexico:
Guadalajara	15	0	4	0	28
Mexico City	246	5	127	1	69
Monterrey	110	2	22	1	31
Regional Markets – Other Americas (3 markets)	352	6	31	-	-
Subtotal Other Americas	884	16	225	3	184
Global Markets – Europe:
Belgium	45	1	13	-	-
Czech Republic	162	3	27	0	29
France	319	6	54	1	70
Germany	50	1	13	1	43
Italy	108	2	27	0	12
Netherlands	46	1	28	1	64
Poland	443	8	42	1	53
Spain	73	2	27	1	33
U.K.	291	4	132	1	177
Regional Markets – Europe (3 markets)	356	6	35	2	100
Other Markets – Europe (1 market)	-	-	-	-	-
Subtotal Europe	1,893	34	398	8	581
Global Markets – Asia:
China	18	0	5	-	-
Japan	54	4	116	5	754
Subtotal Asia	72	4	121	5	754
Total land and development portfolio	5,892	107	$1,219	28	$2,443

(1)

Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds at December 31, 2016. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $173 million of encumbrances related to other real estate properties not included in Real Estate Operations. See Schedule III – Real Estate and Accumulated Depreciation to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional identification of the properties pledged.

(2)

No regional market within the U.S. represented more than 2% of the total gross book value of the consolidated operating properties. The regional markets within the U.S. by order of highest to lowest gross book value were:  Las Vegas, Denver, Louisville, Orlando, Columbus, Reno, Nashville, Cincinnati, San Antonio, Portland, Indianapolis, Austin, Phoenix, Charlotte and Memphis.

(3)

Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented as Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our owned and managed operating portfolio. At December 31, 2016, we had properties that were expected to be contributed to our co-investment ventures totaling $231 million aggregating 2.4 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(4)	Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(5)

Represents the TEI when the property under development is completed and leased. This includes the cost of land and development and leasing costs. As noted in the table below, our current investment is $1.4 billion, leaving approximately $1.0 billion of costs remaining. At December 31, 2016, approximately 58% of TEI for the properties under development in the development portfolio were expected to be completed by December 31, 2017, and approximately 37% of TEI for the properties in the development portfolio were already completed but not yet stabilized. The remainder of our properties under development are expected to be completed before July 2018.

The following table summarizes our investment in consolidated real estate properties at December 31, 2016 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$23,943
Development portfolio, including cost of land	1,432
Land	1,219
Other real estate investments (1)	525
Total consolidated real estate properties	$27,119

(1)

Included in other real estate investments are: (i) non-logistics real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land and (vi) earnest money deposits associated with potential acquisitions.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (with a weighted average lease term remaining of four years). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2016 (dollars and square feet in millions):

			NER
	Number of Leases	Occupied Square Feet	Dollars	Percent of Total	Dollars Per Square Foot
2017	750	38	$182	11.3%	$4.76
2018	827	49	246	15.3%	5.01
2019	747	52	242	15.0%	4.70
2020	568	34	176	10.9%	5.24
2021	592	45	232	14.4%	5.19
2022	281	32	160	9.9%	5.05
2023	138	16	85	5.3%	5.35
2024	77	10	57	3.5%	5.67
2025	59	12	66	4.1%	5.68
2026	30	7	45	2.8%	6.35
Thereafter	75	20	121	7.5%	6.20
	4,144	315	$1,612	100.0%	$5.15
Month to month	135	7
Total	4,279	322

CO-INVESTMENT VENTURES

Included in our owned and managed portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2016 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Ventures
U.S.:
Prologis North American Industrial Fund (“NAIF”)	40	$2,438	$-	$-
Prologis U.S. Logistics Venture (“USLV”)	72	6,058	36	96
Totals	112	$8,496	$36	$96

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	50	$4,704	$-	$-
Subtotal U.S.	50	4,704	-	-
Other Americas:
FIBRA Prologis	34	1,942	2	-
Prologis Brazil Logistics Partners Fund I (“Brazil Fund”) and related joint ventures	8	505	128	120
Subtotal Other Americas	42	2,447	130	120
Europe:
Europe Logistics Venture 1 (“ELV”) (1)	6	378	-	-
Prologis European Logistics Partners Sàrl (“PELP”)	59	3,769	28	26
Prologis European Properties Fund II (“PEPF II”)	72	4,881	5	19
Prologis Targeted Europe Logistics Fund (“PTELF”) (1)	26	2,458	2	-
Subtotal Europe	163	11,486	35	45
Asia:
Nippon Prologis REIT (“NPR”)	25	4,101	-	-
Prologis China Logistics Venture	11	559	42	734
Subtotal Asia	36	4,660	42	734
Totals	291	$23,297	$207	$899

(1)	In January 2017, we sold our investment in ELV to our fund partner and ELV contributed its properties to PTELF in exchange for equity interests.

For more information regarding our unconsolidated and consolidated co-investment ventures, see Notes 5 and 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Not Applicable.

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

	High	Low	Dividends
2016
First Quarter	$44.26	$35.25	$0.42
Second Quarter	$50.74	$43.45	$0.42
Third Quarter	$54.87	$48.46	$0.42
Fourth Quarter	$53.51	$45.93	$0.42
2015
First Quarter	$47.56	$41.15	$0.36
Second Quarter	$44.48	$37.03	$0.36
Third Quarter	$42.49	$36.26	$0.40
Fourth Quarter	$43.69	$38.66	$0.40

Our future common stock dividends, if and as declared, may vary and will be determined by the Board upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements. These dividends, if and as declared, may be adjusted at the discretion of the Board during the year.

On February 10, 2017, we had approximately 529,345,000 shares of common stock outstanding, which were held of record by approximately 4,690 stockholders.

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2011, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2011, to December 31, 2016. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2011, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2016, and 2015, we had 1.6 million shares of the Series Q preferred stock with a liquidation preference of $50 per share. Dividends payable per share were $4.27 for the years ended December 31, 2016, and 2015.

For more information regarding dividends, see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2016, we issued an aggregate of 1.9 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. During 2015, we issued common units and Class A Units of Prologis, L.P. See Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information. The issuance of the shares of common stock, common units and Class A Units was undertaken in reliance upon the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 10 and 13 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2017 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. Selected Financial Data

The following table summarizes selected financial data related to our historical financial condition and results of operations for both Prologis, Inc. and Prologis, L.P. (in millions, except for per share and unit amounts):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Total revenues	$2,533	$2,197	$1,761	$1,750	$1,961
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net (1)	$757	$759	$726	$715	$72
Consolidated net earnings (loss)	$1,293	$926	$739	$230	$(106)
Net earnings (loss) per share attributable to common stockholders and unitholders – Basic:
Continuing operations (2)	$2.29	$1.66	$1.25	$0.40	$(0.35)
Discontinued operations (2) (3)	-	-	-	0.25	0.17
Net earnings (loss) per share attributable to common stockholders and unitholders – Basic	$2.29	$1.66	$1.25	$0.65	$(0.18)
Net earnings (loss) per share attributable to common stockholders and unitholders – Diluted:
Continuing operations	$2.27	$1.64	$1.24	$0.39	$(0.34)
Discontinued operations (3)	-	-	-	0.25	0.16
Net earnings (loss) per share attributable to common stockholders and unitholders – Diluted	$2.27	$1.64	$1.24	$0.64	$(0.18)
Dividends per common share and distributions per common unit	$1.68	$1.52	$1.32	$1.12	$1.12
Balance Sheet Data:
Total assets	$30,250	$31,395	$25,775	$24,534	$27,268
Total debt	$10,608	$11,627	$9,337	$8,973	$11,749
FFO (4):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common stockholders	$1,203	$863	$622	$315	$(81)
Total NAREIT defined adjustments	534	461	299	504	633
Total our defined adjustments	(35)	(15)	(33)	36	-
FFO, as modified by Prologis (4)	$1,702	$1,309	$888	$855	$552
Total core defined adjustments	(302)	(128)	65	(42)	262
Core FFO (4)	$1,400	$1,181	$953	$813	$814

(1)	In 2012, this included impairment charges of $269 million.

(2)

Net earnings (loss) per share attributable to common unitholders for the Prologis, L.P. was $(0.34) and $0.16 for continuing operations and discontinued operations, respectively, in 2012. For all other years, the amounts for the Prologis, L.P. were the same as Prologis, Inc.

(3)

In 2014, the accounting standard changed for classifying and reporting discontinued operations and as such, none of our dispositions in 2016, 2015 or 2014 met the qualifications to be reported as discontinued operations.

(4)

FFO; FFO, as modified by Prologis and Core FFO are non-GAAP measures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our definition of our FFO measures and a complete reconciliation to net earnings.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report and the matters described under Item 1A. Risk Factors.

MANAGEMENT’S OVERVIEW

We believe the quality and scale of our global operating portfolio, the expertise of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenues, earnings, NOI, cash flows and funds from operations is based on the following:

•

Rent Growth. We expect market rents to continue to grow over the next few years, albeit at a more modest pace, which we believe will be driven by demand for the location and quality of our properties. Because of the strong market rent growth in the last several years, even if market rents remain flat, our in-place leases have considerable room to rise back to market levels. We estimate that on an aggregate basis our leases are more than 10% below market, which when the lease is renewed, translates into increased future earnings, NOI and cash flow, both on a consolidated basis and through the amounts we recognize from our unconsolidated co-investment ventures based on our ownership. This is reflected in the positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) on our owned and managed operating portfolio that we have experienced every quarter beginning in 2013 and which we expect to continue for several more years.

•

Value Creation from Development. We believe a successful development and redevelopment program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of $8.4 billion of TEI of logistics space. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward primarily through development. During 2016, in our owned and managed portfolio, we stabilized development projects with a TEI of $2.5 billion. Post stabilization, we estimate the value of these buildings to be 25.5% above their book value or the cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models). In addition, these properties will generate an increase in NOI as they are leased up and become occupied.

•

Economies of Scale from Growth in Assets Under Management. Over the last several years, we have invested in a variety of technologies that have allowed us to achieve efficiencies and increase our investments in real estate with minimal increases to general and administrative (“G&A”) expenses. We have increased our owned and managed real estate assets by 85 million square feet (or approximately 16%) over the last two years primarily through acquisitions and integrated the assets with only minimal increases in overhead related to property management and leasing functions. We will continue to leverage these technologies in order to further streamline our operations and reduce our costs as a percentage of assets under management, along with advanced data analysis to enhance decision making.

Summary of 2016

During the year ended December 31, 2016, operating fundamentals remained strong for our owned and managed portfolio and we ended the year with occupancy of 97.1%. See below for details of the operating and development activity of our Owned and Managed Portfolio. During 2016, we completed the following activities as further described in the footnotes to the Consolidated Financial Statements:

•

We generated net proceeds of $3.0 billion from the contribution and disposition of real estate assets. We recorded net gains of $354 million from dispositions to third parties, primarily in the U.S., and $267 million from property contributions, principally in Europe and Japan.

•

We earned promotes from PEP II, PTELF and USLV aggregating $96 million, of which $89 million was recorded in Strategic Capital Revenues, and $7 million was recorded in Net Earnings Attributable to Noncontrolling Interests.

•	We generated proceeds of $611 million and recorded gains of $136 million through the redemption of our investments in certain unconsolidated co-investment ventures.

•

We amended our global senior credit facility (the “Global Facility”) and increased the total borrowing capacity to $3.0 billion and extended the maturity until April 2020. This facility, along with our Japanese yen revolver, increased our total borrowing capacity, which was $3.3 billion at December 31, 2016.

•

We entered into an ¥120.0 billion ($1.0 billion at December 31, 2016) unsecured yen senior term loan agreement (the “Yen Term Loan”) and repaid our existing yen term loans. See Liquidity and Capital Resources section below for details of this transaction.

In January 2017, we sold our investment in ELV to our fund partner and ELV contributed its properties to PTELF in exchange for equity interests.

RESULTS OF OPERATIONS

We evaluate our business operations based on the NOI of our two business reporting segments, Real Estate Operations and Strategic Capital. NOI by segment is a non-GAAP financial measure that is calculated using revenues and expenses directly from our financial statements. We consider NOI by segment to be an appropriate supplemental measure of our performance because it helps both management and investors to understand the core operations of our business.

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements for the years ended December 31 (in millions). Each segment’s NOI is reconciled to a line item in the Consolidated Financial Statements in the respective segment discussion below.

	2016	2015	2014
Real Estate Operations segment – NOI	$1,655	$1,376	$1,087
Strategic Capital segment – NOI	166	102	104
General and administrative expenses	(222)	(217)	(229)
Depreciation and amortization expenses	(931)	(881)	(642)
Operating income	$668	$380	$320

See Note 18 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each reportable business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenues, rental recoveries and rental expenses recognized from our consolidated properties. We allocate the costs of our property management functions to the Real Estate Operations segment through Rental Expenses and the Strategic Capital segment through Strategic Capital Expenses based on the size of the relative portfolios as compared to our total owned and managed portfolio. The operating fundamentals in the markets in which we operate continue to improve, which has positively affected both the rental rates and occupancy and also has fueled development activity.

Below are the components of Real Estate Operations revenues, expenses and NOI for the years ended December 31 (in millions), derived directly from line items in the Consolidated Financial Statements.

	2016	2015	2014
Rental revenues	$1,735	$1,536	$1,179
Rental recoveries	486	437	349
Development management and other revenues	17	14	13
Rental expenses	(569)	(544)	(430)
Other expenses	(14)	(67)	(24)
Real Estate Operations – NOI	$1,655	$1,376	$1,087

Real Estate Operations revenues, expenses and NOI are impacted by capital deployment activities, occupancy and changes in rental rates. The following items highlight the key changes in NOI for the years ended December 31 (in millions):

	Change in
	2016 from 2015	2015 from 2014
Acquisitions (1)	$194	$279
Rent rate and occupancy growth (2)	89	76
Development activity (3)	39	17
Contributions and dispositions	(91)	(98)
Other (4)	48	15
Total change in Real Estate Operations – NOI	$279	$289

(1)

The impact from acquisitions in 2016 from 2015 was primarily due to the acquisition of the real estate assets and operating platform of KTR Capital Partners and its affiliates (“KTR”) in May 2015, which generated an additional $152 million of net revenues, including a decrease of $25 million acquisition costs in 2016.

The impact from acquisitions in 2015 from 2014 included the KTR transaction in 2015 and the consolidation of NAIF in 2014. KTR included an additional $176 million of net revenues, which was slightly offset by $25 million in acquisition costs.

In the fourth quarter of 2014, we consolidated our co-investment venture NAIF, which increased NOI $153 million in 2015 from 2014.

Approximately 45% and 34% of KTR and NAIF activity, respectively, is offset in Net Earnings Attributable to Noncontrolling Interests attributable to our venture partner’s share. See Note 3 in the Consolidated Financial Statements for further detail on the KTR transaction and NAIF consolidation.

(2)

Rent rate growth is a combination of the turnover of existing leases and increases in rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, would impact the rental revenues we recognize. We have experienced an increase in rental rates on turnover of existing leases every quarter beginning in 2013 that has resulted in higher average rental rates in our portfolio and increased rental revenues and NOI as those leases commenced.

(3)	We have had a steady increase in properties that have been completed and leased from 2014 to 2016.

(4)

Other items increased NOI in 2016, compared to 2015, such as additional property tax expense recoveries, a reduction of noncash adjustments for the amortization of above or below market leases and decreases in non-recoverable expenses.

Below are key operating metrics of our consolidated operating portfolio for the years ended December 31:

Strategic Capital

This operating segment includes revenues from asset management and other fees as well as promotes earned for services performed for our unconsolidated co-investment ventures. Revenues associated with the Strategic Capital segment fluctuate because of the size of co-investment ventures under management, the transactional activity in the ventures and the timing of promotes. These revenues are reduced generally by the direct costs associated with the asset management and property-level management for the properties owned by these ventures. We allocate the costs of our property management functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the size of the relative portfolios as compared to our total owned and managed portfolio.

Below are the components of Strategic Capital revenues, expenses and NOI for the years ended December 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2016	2015	2014
Strategic capital revenues	$295	$210	$220
Strategic capital expenses	(129)	(108)	(116)
Strategic Capital – NOI	$166	$102	$104

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the years ended December 31 (in millions):

	2016	2015	2014
U.S. (1):
Asset management and other fees	$33	$31	$41
Leasing commissions, acquisition and other transaction fees	6	8	12
Promotes (2)	-	-	31
Strategic capital expenses (3)	(41)	(41)	(46)
Subtotal U.S.	(2)	(2)	38
Other Americas (4):
Asset management and other fees	21	20	11
Leasing commissions, acquisition and other transaction fees	2	2	-
Strategic capital expenses	(10)	(9)	(9)
Subtotal Other Americas	13	13	2
Europe:
Asset management and other fees	84	71	71
Leasing commissions, acquisition and other transaction fees	13	12	16
Promotes (2)	89	30	-
Strategic capital expenses	(43)	(27)	(30)
Subtotal Europe	143	86	57
Asia:
Asset management and other fees	38	32	32
Leasing commissions, acquisition and other transaction fees	9	4	6
Strategic capital expenses	(35)	(31)	(31)
Subtotal Asia	12	5	7
Strategic Capital – NOI	$166	$102	$104

(1)	In 2014, we acquired a controlling interest in our co-investment venture NAIF. See Notes 3 and 4 to the Consolidated Financial Statements for additional information on this venture.

(2)

The promotes represent the third parties’ share based on the venture’s cumulative returns to the investors over the last three years. Approximately 40% of promote revenues are paid as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses.

(3)	This includes compensation and personnel costs for employees who are located in the U.S. but also support other regions.

(4)	In 2014, we formed the co-investment venture FIBRA Prologis. See Note 4 to the Consolidated Financial Statements for additional information on this venture.

The following real estate investments were held through our unconsolidated co-investment ventures at December 31 (dollars and square feet in millions):

	2016	2015	2014
U.S.:
Number of ventures	1	1	1
Number of properties owned	369	391	392
Square feet	50	50	50
Total assets	$4,238	$4,408	$4,403
Other Americas:
Number of ventures	2	2	2
Number of properties owned	213	205	198
Square feet	42	39	37
Total assets	$2,793	$2,482	$2,653
Europe:
Number of ventures	4	4	4
Number of properties owned	700	688	636
Square feet	163	159	148
Total assets	$10,853	$11,343	$11,440
Asia:
Number of ventures	2	2	2
Number of properties owned	85	66	52
Square feet	36	29	26
Total assets	$5,173	$4,320	$4,120
Total:
Number of ventures	9	9	9
Number of properties owned	1,367	1,350	1,278
Square feet	291	277	261
Total assets	$23,057	$22,553	$22,616

See Note 5 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses increased $5 million for the year ended December 31, 2016, compared to the same time period in 2015, primarily due to increased compensation, including equity-based compensation awards. G&A expenses decreased $12 million for the year ended December 31, 2015, compared to the same time period in 2014, primarily due to fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound sterling, euro and Japanese yen.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other G&A costs. The following table summarizes capitalized G&A amounts for the years ended December 31 (in millions):

	2016	2015	2014
Building and land development activities	$61	$63	$56
Leasing activities	24	21	18
Operating building improvements and other	16	16	13
Total capitalized G&A expenses	$101	$100	$87
Capitalized salaries and related costs as a percent of total salaries and related costs	26.0%	27.6%	23.9%

Depreciation and Amortization Expenses

The following table highlights the key changes in depreciation and amortization expenses for the years ended December 31 (in millions):

	Change in
	2016 from 2015	2015 from 2014
Acquisition of properties (1)	$65	$269
Development properties placed into service	22	12
Disposition and contribution of properties	(45)	(56)
Other	9	13
Total change in depreciation and amortization expenses	$51	$238

(1)	The increase in 2015 from 2014 included the KTR transaction and the consolidation of NAIF.

Our Owned and Managed Properties

We manage our business on an owned and managed basis, which includes properties wholly owned by us or owned by one of our co-investment ventures. We review our operating fundamentals on an owned and managed basis. We believe reviewing these fundamentals this way allows management to understand the entire impact to the financial statements, as it will affect both the Real Estate Operations and Strategic Capital segments, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership share. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim to such items.

Our owned and managed portfolio includes operating properties and does not include properties under development or held for sale to third parties and was as follows at December 31 (square feet in millions):

	2016			2015			2014
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,777	332	97.0%	1,872	334	97.1%	1,605	282	96.4%
Unconsolidated	1,359	290	97.2%	1,331	273	96.7%	1,248	255	95.9%
Totals	3,136	622	97.1%	3,203	607	96.9%	2,853	537	96.1%

Operating Activity

Below is information summarizing the leasing activity of our owned and managed operating portfolio for the years ended December 31:

(1)	We retained at least 80% of our customers, based on the total square feet of leases signed, for each year during the three-year period ended December 31, 2016.

(2)	Turnover costs represent the obligations incurred in connection with the signing of a lease, including leasing commissions and tenant improvements.

Capital Expenditures

We capitalize costs incurred in developing, renovating, rehabilitating and improving our properties as part of the investment basis. The following table summarizes our capital expenditures on previously leased buildings within our owned and managed portfolio for the years ended December 31 (in millions):

	2016	2015	2014
Property improvements	$165	$143	$140
Tenant improvements	120	127	117
Leasing commissions	117	108	89
Total turnover costs	237	235	206
Total capital expenditures	$402	$378	$346
Our proportionate share of capital expenditures based on ownership (1)	$261	$257	$245

(1)	We calculated our proportionate share of capital expenditures by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the capital expenditures each period.

Development Start Activity

The following table summarizes development starts for the years ended December 31 (dollars and square feet in millions):

	2016 (1)	2015	2014
Number of new development projects during the period	102	96	76
Square feet	30	28	26
TEI	$2,181	$2,247	$2,034
Our proportionate share of TEI (2)	$1,809	$1,815	$1,792
Percentage of build-to-suits based on TEI	35.6%	43.6%	32.6%

(1)	We expect all of our properties under development at December 31, 2016, to be completed before July 2018.

(2)	We calculate our proportionate share of TEI by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the TEI of each period.

Development Stabilization Activity

The following table summarizes development stabilization activity for the years ended December 31 (dollars and square feet in millions):

	2016	2015	2014
Number of development projects stabilized during the period	98	81	47
Square feet	32	26	17
TEI	$2,510	$1,848	$1,105
Our proportionate share of TEI (1)	$2,155	$1,640	$955
Weighted average expected yield on TEI (2)	6.9%	7.4%	7.7%
Estimated value at completion	$3,150	$2,434	$1,360
Our proportionate share of estimated value at completion (1)	$2,726	$2,173	$1,191
Estimated weighted average margin	25.5%	31.8%	23.0%

(1)	We calculate our proportionate share of TEI and estimated value by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the TEI of each period.

(2)	We calculate the weighted average expected yield on TEI as estimated NOI assuming stabilized occupancy divided by TEI.

For information on our development portfolio at December 31, 2016, see Item 2. Properties.

Same Store Analysis

We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our owned and managed portfolio in our same store analysis. We have defined the same store portfolio, for the three months ended December 31, 2016, as those properties that were in operation at January 1, 2015, and have been in operation throughout the same three-month periods in both 2016 and 2015 (including development properties that have been completed and available for lease). We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental revenues, rental expenses and NOI in the same store portfolio are generally the same as for the total operating portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into the U.S. dollar, for both periods.

Same store is a commonly used measure in the real estate industry. Our same store measures are non-GAAP financial measures that are calculated beginning with rental revenues, rental recoveries and rental expenses from the financial statements prepared in accordance with GAAP. As our same store measures are non-GAAP financial measures, they have certain limitations as analytical tools and may vary among real estate companies. As a result, we provide a reconciliation from our financial statements prepared in accordance with GAAP to same store property NOI with explanations of how these metrics are calculated.

The following is a reconciliation of our consolidated rental revenues, rental recoveries, rental expenses and property NOI for the full year, as included in the Consolidated Statements of Income and within Note 20 to the Consolidated Financial Statements, to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2016
Rental revenues	$437	$426	$436	$436	$1,735
Rental recoveries	117	120	125	124	486
Rental expenses	(147)	(141)	(140)	(141)	(569)
Property NOI	$407	$405	$421	$419	$1,652
2015
Rental revenues	$325	$358	$418	$435	$1,536
Rental recoveries	94	104	115	124	437
Rental expenses	(127)	(126)	(140)	(151)	(544)
Property NOI	$292	$336	$393	$408	$1,429

	Three Months Ended December 31,
	2016	2015	Percentage Change
Rental Revenues (1) (2)
Consolidated:
Rental revenues (per the quarterly information table above)	$436	$435
Rental recoveries (per the quarterly information table above)	124	124
Consolidated adjustments to derive same store results:
Rental revenues and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(168)	(177)
Effect of changes in foreign currency exchange rates and other	(1)	-
Unconsolidated co-investment ventures – rental revenues	436	423
Same store portfolio – rental revenues (2)	$827	$805	2.7%
Rental Expenses (1) (3)
Consolidated:
Rental expenses (per the quarterly information table above)	$141	$151
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(46)	(52)
Effect of changes in foreign currency exchange rates and other	14	7
Unconsolidated co-investment ventures – rental expenses	99	97
Same store portfolio – rental expenses (3)	$208	$203	2.5%
NOI (1)
Consolidated:
Property NOI (per the quarterly information table above)	$419	$408
Consolidated adjustments to derive same store results:
Property NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(122)	(125)
Effect of changes in foreign currency exchange rates and other	(15)	(7)
Unconsolidated co-investment ventures – property NOI	337	326
Same store portfolio – NOI	$619	$602	2.8%

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities that are accounted for using the equity method of $206 million, $159 million and $134 million for the years ended December 31, 2016, 2015 and 2014, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 5 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the year ended December 31 (dollars in millions):

	2016	2015	2014
Gross interest expense	$383	$394	$378
Amortization of premium, net and debt issuance costs	(15)	(32)	(8)
Capitalized amounts	(65)	(61)	(61)
Net interest expense	$303	$301	$309
Weighted average effective interest rate	3.3%	3.3%	4.2%

Gross interest expense decreased in 2016, compared with 2015, principally from lower outstanding debt balances and borrowing costs during the periods. Our debt decreased by $1.0 billion from December 31, 2015, to December 31, 2016, primarily from the repayment of the senior term loan related to the KTR transaction with proceeds from contributions and dispositions. Gross interest expense increased in 2015, compared with 2014, due to higher debt driven by the KTR transaction, offset somewhat by a decrease in interest rates and fluctuations in foreign currency exchange rates. See Note 9 to the Consolidated Financial Statements for a further breakdown of gross interest expense, amortization and capitalized amounts included in net interest expense. See also the Liquidity and Capital Resources section for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net

Over the last three years, we have contributed properties, generally that we had developed, to our co-investment ventures in Europe, Japan and Mexico, as included in the table below. We recognize a gain to the extent of the third party ownership in the venture acquiring the property. In 2014, our contribution activity included the properties that we contributed to FIBRA Prologis upon its formation.

In addition, we have sold properties to third parties, generally from our operating portfolio in the U.S. These dispositions have supported our strategic objective of owning a portfolio of high-quality properties in the most active centers of commerce.

We utilize the proceeds from both contributions and dispositions to fund our capital investments.

The following table details our gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net for the year ended December 31 (in millions):

	2016	2015	2014
Contributions to unconsolidated co-investment ventures
Number of properties	35	31	126
Net gains on contributions	$267	$149	$188
Dispositions to third parties
Number of properties	172	136	145
Net gains on dispositions	$354	$610	$337
Total net gains on contributions and dispositions	$621	$759	$525
Gains on redemptions of investments in co-investment ventures	136	-	-
Gains on revaluation of equity investments upon acquisition of a controlling interest, net (1)	-	-	201
Total gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	$757	$759	$726

(1)

In 2014, we acquired the equity units from all but one partner in our co-investment venture NAIF, resulting in the acquisition of a controlling interest. This resulted in us gaining control over NAIF and recording a gain on the revaluation of our equity investment. See Note 3 to the Consolidated Financial Statements for further information on this transaction.

See Notes 4 and 5 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses), Net

The following table details our foreign currency and derivative gains (losses), net included in earnings for the year ended December 31 (in millions):

	2016	2015	2014
Realized foreign currency and derivative gains (losses):
Gains on the settlement of unhedged derivative transactions	$3	$15	$1
Losses on the settlement of transactions with third parties	(3)	(4)	2
Total realized foreign currency and derivative gains	-	11	3

Unrealized foreign currency and derivative gains (losses), net:
Gains on the change in fair value of unhedged derivative transactions	10	16	15
Losses on remeasurement of certain assets and liabilities (1)	(2)	(20)	(8)
Gains (losses) on embedded derivative, including amortization (settled March 2015)	-	5	(28)
Total unrealized foreign currency and derivative gains (losses), net	8	1	(21)
Total foreign currency and derivative gains (losses), net	$8	$12	$(18)

(1)

These gains or losses were primarily related to the remeasurement of assets and liabilities that are denominated in currencies other than the functional currency of the entity, such as short-term intercompany loans between the U.S. parent and certain consolidated subsidiaries, debt and tax receivables and payables.

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative policies and Note 16 to the Consolidated Financial Statements for more information about our derivative transactions.

Gains (Losses) on Early Extinguishment of Debt, Net

We repurchased portions of several series of senior notes, senior exchangeable notes and secured mortgage debt that resulted in the recognition of a gain of $2 million in 2016 and losses of $86 million and $165 million in 2015 and 2014, respectively. As a result of these transactions, we reduced our effective interest rate and lengthened the maturities of our debt. See Note 9 to the Consolidated Financial Statements for more information regarding our debt repurchases.

Income Tax Expense (Benefit)

We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries, state and local income taxes and taxes incurred in the foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the U.S. or in foreign jurisdictions.

The following table summarizes our income tax expense (benefit) for the year ended December 31 (in millions):

	2016	2015	2014
Current income tax expense:
Income tax expense	$36	$24	$16
Income tax expense on dispositions	24	-	15
Income tax expense on dispositions related to acquired tax liabilities	-	4	30
Total current income tax expense	60	28	61

Deferred income tax expense (benefit):
Income tax benefit	(5)	(1)	(57)
Income tax benefit on dispositions related to acquired tax liabilities	-	(4)	(30)
Total deferred income tax benefit	(5)	(5)	(87)
Total income tax expense (benefit)	$55	$23	$(26)

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

The following table summarizes net earnings attributable to noncontrolling interests for the year ended December 31 (in millions):

	2016	2015	2014
Prologis North American Industrial Fund	$23	$4	$3
Prologis U.S. Logistics Venture (1)	18	38	7
Other consolidated entities (2)	8	3	91
Prologis, L.P. net earnings attributable to noncontrolling interests	49	45	101
Limited partners in Prologis, L.P.	34	11	2
Prologis, Inc. net earnings attributable to noncontrolling interests	$83	$56	$103

(1)

USLV completed the KTR transaction in May 2015; approximately seven months of operating activity were included in 2015, offset by third-party share of acquisition costs and an acquisition fee payable to us.

(2)

In 2014, we recognized net earnings attributable to noncontrolling interests in Prologis Mexico Fondo Logistico of $65 million because of the FIBRA Prologis transaction, primarily related to the third-party investors’ share of the gain on disposition and the net deferred income tax benefit.

See Note 12 to the Consolidated Financial Statements for further information on our consolidated co-investment ventures.

Other Comprehensive Loss

During 2016, 2015 and 2014, we recorded net losses in our Statement of Comprehensive Income related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. These losses were principally due to the weakening of the Brazilian real, British pound sterling, euro and Japanese yen to the U.S. dollar.

During 2016, 2015 and 2014, we also recorded unrealized losses in our Statement of Comprehensive Income, related to the change in fair value of our cash flow hedges and our share of derivatives in our unconsolidated co-investment ventures.

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative policies and Note 16 to the Consolidated Financial Statements for more information about our derivative transactions and other comprehensive losses.

Other Matters

On June 23, 2016, the U.K. passed a referendum to leave the European Union. Our key business driver remains intact, and we have not seen, nor do we anticipate, a material operational or financial impact. Our customers in the U.K. principally serve domestic consumers and we do not expect the decision to leave the European Union will materially change the consumption habits that drive our business. At December 31, 2016, our owned and managed U.K. operating portfolio was 99.5% leased and had a weighted average lease term of nine years with only 4.6% of the leases expiring in 2017. The U.K. portfolio contributes approximately 4% of our share of annual NOI through consolidated entities and co-investment ventures.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis and distributions to the holders of limited partnership units of the Operating Partnership and our partners in the consolidated co-investment ventures, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2016, 89 properties in our development portfolio were 59.8% leased with a current investment of $1.4 billion and a TEI of $2.4 billion when completed and leased, leaving $1.0 billion remaining to be spent);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $622 million in 2017;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated co-investment ventures;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($807 million at December 31, 2016);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed in the following section, other facilities or borrowing arrangements ($3.2 billion available at December 31, 2016); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our debt at December 31 (dollars in millions):

	2016	2015
Debt outstanding	$10,608	$11,627
Weighted average interest rate	3.2%	3.2%
Weighted average maturity in months	60	67

In the first quarter of 2016, we repaid the $400 million remaining balance on the senior term loan that was used to fund the KTR transaction with proceeds generated from the contributions of development properties to our co-investment ventures and proceeds generated from the disposition of certain nonstrategic properties to third parties.

In March 2016, we entered into an unsecured term loan agreement under which we could draw in Japanese yen in an aggregate amount not to exceed ¥11.2 billion that was scheduled to mature in March 2017. In the first quarter of 2016, we borrowed ¥11.2 billion ($100 million) on this term loan.

In April 2016, we amended the Global Facility and increased our aggregate borrowing capacity to $3.0 billion

In August 2016, we entered into the Yen Term Loan under which we can draw in Japanese yen in an aggregate amount not to exceed ¥120.0 billion ($1.0 billion at December 31, 2016) bearing interest at yen LIBOR plus 0.65%, of which ¥50.0 billion ($427 million at December 31, 2016) matures in August 2022 and ¥70.0 billion ($598 million at December 31, 2016) matures in August 2023. We may increase the borrowings up to ¥200.0 billion ($1.7 billion at December 31, 2016), subject to obtaining additional lender commitments. In the third quarter of 2016, we borrowed on the Yen Term Loan and used the proceeds to repay the previously outstanding Japanese yen term loans entered into in 2014, 2015 and 2016. The Yen Term Loan was fully drawn at December 31, 2016.

At December 31, 2016, we had credit facilities with an aggregate borrowing capacity of $3.3 billion, of which $3.2 billion was available for borrowing.

At December 31, 2016, our credit ratings were A3 from Moody’s and A- from S&P, both with stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2016, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 9 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures. For more information on equity commitments for our unconsolidated co-investment ventures, see Note 5 to the Consolidated Financial Statements.

Cash Flow Summary

The following table summarizes our cash flow activity for the years ended December 31 (in millions):

	2016	2015	2014
Net cash provided by operating activities	$1,417	$1,116	$894
Net cash provided by (used in) investing activities	$1,252	$(4,789)	$(665)
Net cash provided by (used in) financing activities	$(2,125)	$3,596	$(351)

Cash Provided by Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity:

•

Real estate operations. We receive the majority of our operating cash through net revenues of our Real Estate Operations segment. See our Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rent and amortization of above and below market leases of $94 million, $60 million and $14 million for 2016, 2015 and 2014, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures, including promotes. See our Strategic Capital Results of Operations section above for the key drivers of our strategic capital revenues and expenses. Included in the cash provided by operating activities for 2016 is $30 million of cash received from promotes, which represented the third-party share and was accrued as strategic capital revenues for the year ended December 31, 2015.

•	G&A expenses. We incurred $222 million, $217 million and $229 million of G&A costs in 2016, 2015 and 2014, respectively.

•

Distributions from unconsolidated entities. In 2016, we adopted an accounting standard update that clarifies the classification methodology within the statement of cash flows for distributions received from equity method investments. We elected the nature of distributions approach, in which cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that are generated from property sales, debt refinancing or redemption of ownership interests are classified as a return of investment (cash inflow from investing activities).

Following our adoption of this standard, we recognized $287 million, $285 million and $295 million of distributions from our unconsolidated entities in Net Cash Provided by Operating Activities in 2016, 2015 and 2014, respectively. Included in 2016 are distributions of $27 million that represented our share of promotes earned in 2015. For the years ended December 31, 2015 and 2014, we reclassified $141 million and $177 million of distributions from our unconsolidated entities into Net Cash Provided by Operating Activities that were previously reported as Net Cash Provided by (Used in) Investing Activities. See Note 2 to the Consolidated Financial Statements for more detail on this adoption.

•

Equity-based compensation awards. We record equity-based compensation expenses in Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A expenses. The total amounts expensed were $60 million, $54 million and $57 million in 2016, 2015 and 2014, respectively.

•

Cash paid for interest and income taxes. We paid combined amounts for interest and income taxes of $352 million, $370 million and $364 million in 2016, 2015 and 2014, respectively. See Note 9 and Note 14 to the Consolidated Financial Statements for further information on this activity.

Cash Provided by (Used in) Investing Activities

•

Real estate development. We invested $1.6 billion, $1.3 billion and $1.1 billion during 2016, 2015 and 2014, respectively, in real estate development and leasing costs for first generation leases. We have 60 properties under development and 29 properties that were completed but not stabilized at December 31, 2016, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2016, we acquired total real estate of $459 million, which included 776 acres of land and nine operating properties. In 2015, we acquired total real estate of $890 million, which included 690 acres of land and 52 operating properties, excluding the KTR transaction. In 2014, we acquired 1,040 acres of land and eight operating properties for a combined total of $612 million.

•

KTR transaction, net of cash received. In 2015, we acquired the real estate assets of KTR for a net cash purchase price of $4.8 billion through our consolidated co-investment venture USLV. See Note 3 to the Consolidated Financial Statements for more detail on the transaction.

•

Capital expenditures. We invested $268 million, $238 million and $213 million in our operating properties during 2016, 2015 and 2014, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from contributions and dispositions. We generated cash from contributions and dispositions of real estate properties of $2.8 billion, $2.8 billion and $2.3 billion in 2016, 2015 and 2014, respectively. See Note 4 to the Consolidated Financial Statements for more detail about our contributions and dispositions.

•

Investments in unconsolidated entities. We invest cash in our unconsolidated co-investment ventures and other ventures, which represented our proportionate share. The ventures use the funds for the acquisition of operating properties, development and repayment of debt. The following table summarizes our investments in our unconsolidated co-investment ventures for the years ended December 31 (in millions):

	2016	2015	2014
Other Americas
Prologis Brazil Logistics Partners Fund I and related joint ventures	$34	$57	$71
Europe
Prologis European Logistics Partners Sàrl	125	222	478
Prologis European Properties Fund II	6	17	53
Prologis Targeted Europe Logistics Fund	-	91	73
Asia
Nippon Prologis REIT	53	-	57
Prologis China Logistics Venture	10	56	14
Remaining unconsolidated co-investment ventures	-	3	4
Total co-investment ventures	228	446	750
Other unconsolidated joint ventures	38	28	6
Total	$266	$474	$756

See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•	Purchase of a controlling interest. We paid net cash of $590 million to acquire a controlling interest in NAIF in 2014.

•

Return of investment. As discussed above, we adopted an accounting standard update in 2016 that clarifies the classification methodology within the statement of cash flows for distributions received from equity method investments. As a result, distributions generated from activities outside the operations of our unconsolidated entities, such as property sales, debt refinancing or redemptions of ownership interests, are reflected in Net Cash Provided by (Used in) Investing Activities. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $777 million, $29 million and $84 million during 2016, 2015 and 2014, respectively. Included in this amount for 2016 is $611 million from the sale of a portion of our investments, and the remaining amount was from property dispositions within our unconsolidated co-investment entities. For the years ended December 31, 2015 and 2014, we reclassified $141 million and $177 million, respectively, of distributions from our unconsolidated entities that were previously reported as Net Cash Provided by (Used in) Investing Activities into Net Cash Provided by Operating Activities.

•

Proceeds from repayment of notes receivable backed by real estate. In 2016, we received $203 million for the payment in full of notes receivable received in connection with dispositions of real estate to third parties in 2015. In 2014, we received $188 million for the payment in full of the notes receivable that originated in 2010 through the sale of a portfolio of properties. See Note 7 to the Consolidated Financial Statements for further information about notes receivable.

•

Settlement of net investment hedges. We received net proceeds of $80 million, $128 million and $13 million from the settlement of net investment hedges during 2016, 2015 and 2014, respectively. See Note 16 to the Consolidated Financial Statements for further information on our derivative activity.

Cash Provided by (Used in) Financing Activities

•	Proceeds from issuance of common stock.

o

We generated net proceeds from the issuance of common stock under our incentive plans, primarily from the exercise of stock options, of $40 million, $18 million and $26 million in 2016, 2015 and 2014, respectively.

o	We generated net proceeds of $72 million and $140 million from the issuance of 2 million shares and 3 million shares of common stock under our at-the-market program during 2015 and 2014, respectively.

o	Norges Bank Investment Management exercised a warrant (that we issued in connection with the formation of PELP) for $214 million in exchange for 6 million shares of Prologis common stock in 2014.

•	Dividends paid on common and preferred stock. We paid dividends of $893 million, $805 million and $672 million to our common and preferred stockholders during 2016, 2015 and 2014, respectively.

•	Repurchase of preferred stock and units. We paid $28 million to repurchase shares of series Q preferred stock in 2014.

•

Noncontrolling interests contributions. Our partner in USLV made contributions in 2015 of $2.4 billion, primarily for the KTR transaction, and $446 million in 2014 related to the formation of the venture.

•

Noncontrolling interests distributions. Our consolidated ventures distributed $344 million, $216 million and $315 million to various noncontrolling interests in 2016, 2015 and 2014, respectively, primarily due to dispositions of real estate. Included in these amounts were $37 million, $16 million and $2 million in 2016, 2015 and 2014, respectively, of distributions to common limited partnership unitholders of the Operating Partnership.

•

Tax paid for shares withheld. In 2016, we adopted an accounting standard update that clarifies the classification methodology within the statement of cash flows for taxes paid to a tax authority by us when we withhold shares to cover employee withholding tax payments for certain stock compensation plans. As a result of the adoption, we reclassified payments of $12 million and $13 million from Net Cash Provided by Operating Activities to Net Cash Provided by (Used in) Financing Activities for the years ended December 31, 2015 and 2014, respectively.

•

Net borrowings on credit facilities. We generated net proceeds of $33 million from our credit facilities in 2016. We made net payments of $8 million and $717 million in 2015 and 2014 respectively, on our credit facilities.

•

Repurchase and payments of debt. During 2016, we made payments of $1.6 billion on our outstanding term loans, $233 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $461 million. During 2015, we made payments of $1.0 billion on our outstanding term loans, $128 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $2.0 billion. During 2014, we made payments of $2.2 billion on our previous term loan, $102 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished senior notes and secured mortgage debt of $1.9 billion.

•

Proceeds from issuance of debt. In 2016, we issued $973 million of term loans and $397 million of secured mortgage debt and used the net proceeds for general corporate purposes. In 2015, we issued $1.5 billion of senior notes, $565 million of secured mortgage debt and $3.1 billion of term loans and used the net proceeds to fund our share of the purchase price for the KTR transaction, repurchased and redeemed senior notes and for general corporate purposes. In 2014, we issued €1.8 billion ($2.4 billion) of senior notes, $2.3 billion of term loans and $71 million of secured debt. See Note 9 to the Consolidated Financial Statements for more detail on debt.

OFF-BALANCE SHEET ARRANGEMENTS

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures, at December 31, 2016, of $4.1 billion. These ventures had total third-party debt of $6.5 billion at December 31, 2016. This debt is primarily secured, is non-recourse to Prologis or the other investors in the co-investment ventures, matures and bears interest as follows (dollars in millions):

							Weighted	Gross
				There-	Disc/		Average	Book	Ownership
	2017	2018	2019	after	Prem	Total	Interest Rate	Value	%
Prologis Targeted U.S. Logistics Fund	$19	$449	$14	$930	$2	$1,414	4.4%	$4,704	14.9%
FIBRA Prologis	217	73	84	363	2	739	5.0%	1,942	45.9%
Prologis European Properties Fund II	50	317	166	1,253	(11)	1,775	3.1%	4,881	31.2%
Prologis Targeted Europe Logistics Fund	5	77	233	361	(5)	671	2.2%	2,458	23.5%
Nippon Prologis REIT	77	254	231	1,063	(9)	1,616	0.9%	4,101	15.1%
Prologis China Logistics Venture	-	111	180	46	(6)	331	4.5%	559	15.0%
Totals	$368	$1,281	$908	$4,016	$(27)	$6,546		$18,645

At December 31, 2016, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

CONTRACTUAL OBLIGATIONS

Long-Term Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2016 (in millions):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations, other than credit facilities	$622	$1,812	$2,641	$5,523	$10,598
Interest on debt obligations, other than credit facilities	340	562	403	373	1,678
Unfunded commitments on the development portfolio (1)	854	99	-	-	953
Operating lease payments	31	62	52	333	478
Totals	$1,847	$2,535	$3,096	$6,229	$13,707

(1)

We had properties in our consolidated development portfolio (completed and under development) at December 31, 2016, with a TEI of $2.4 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs that we expect to incur as the property is leased.

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

In 2016, we paid quarterly cash dividends of $0.42 per common share. In 2015, we paid a quarterly cash dividend of $0.36 for the first two quarters and $0.40 per common share for the last two quarters. Our future common stock dividends, if and as declared, may vary and will be determined by the Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

In the fourth quarter of 2015, we issued a new class of common limited partnership units in the Operating Partnership that are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. See Note 11 in the Consolidated Financial Statements for more information on this new partnership unit class. We paid a distribution of $0.64665 in December 2016 and in December 2015 related to this new partnership unit class. We make distributions to the common limited partnership units outstanding at the same per unit amount as our common stock dividend.

At December 31, 2016, we had 1.6 million shares of one series of preferred stock outstanding – the “Series Q preferred stock,” with a liquidation preference of $50 per share. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears. Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

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

Business Combinations

Upon acquisition of real estate that constitutes a business, which includes acquiring a controlling interest in an entity previously accounted for using the equity method of accounting, we allocate the purchase price to the various components of the acquisition based on the fair value of each component. The components typically include buildings, land, intangible assets related to the acquired leases, debt, deferred tax liabilities and other assumed assets and liabilities. In an acquisition of multiple properties, we allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often is based on the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may also include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. In the case of an acquisition of a controlling interest in an entity previously accounted for under the equity method of accounting, this allocation may result in a gain or a loss. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, not to exceed one year. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenues and expenses.

Revenue Recognition – Gains (Losses) on Dispositions of Investments in Real Estate and Strategic Capital Revenues

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

Derivative Financial Instruments

Derivative financial instruments can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. We do not use derivatives for trading or speculative purposes. Accounting for derivatives as hedges requires that at inception, and over the term of the instruments, the hedged item and derivative qualify for hedge accounting. The rules and interpretations for derivatives are complex. Failure to apply this guidance correctly may result in all changes in fair value of the hedged derivative being recognized in earnings. We assess both at inception, and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a derivative financial instrument's change in fair value is immediately recognized in earnings. Derivatives not designated as hedges are used to manage our exposure to foreign currency fluctuations and variable interest rates but do not meet the strict hedge accounting requirements. The rules and interpretations for derivatives are complex. Failure to apply this guidance correctly may result in all changes in fair value of the hedged derivative being recognized in earnings. See Notes 2 and 16 to the Consolidated Financial Statements for additional information about our derivative financial instrument policy and our derivative financial instruments.

Income Taxes

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

Recoverability of Real Estate Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. To review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated NOI of a property, quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of a property that we expect to hold is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. Assumptions and estimates used in the recoverability analyses for future cash flows, including market rents, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment.

Capitalization of Costs

During the land development and construction periods (including renovating and rehabilitating), we capitalize interest, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. The ability to specifically identify internal personnel costs associated with development and the determination of when a development project is substantially complete and capitalization must cease, requires a high degree of judgment and failure to accurately assess these costs and timing could result in the misstatement of asset values and expenses. Capitalized costs are included in the investment basis of real estate assets.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements.

FUNDS FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS/UNITHOLDERS (“FFO”)

FFO is a non-GAAP financial measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings.

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We also consider the gains on revaluation of equity investments upon acquisition of a controlling interest and the gain recognized from a partial sale of our investment to be similar as a gain from the sale of previously depreciated properties under the NAREIT definition of FFO. We exclude similar adjustments from our unconsolidated entities and the third parties’ share of our consolidated ventures.

Our FFO Measures

Our FFO measures begin with NAREIT’s definition and we make certain adjustments to reflect our business and the way that management plans and executes our business strategy. While not infrequent or unusual, the additional items we adjust for in calculating FFO, as modified by Prologis and Core FFO, both as defined below, are subject to significant fluctuations from period to period. Although these items may have a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long term. These items have both positive and negative short-term effects on our results of operations in inconsistent and unpredictable directions that are not relevant to our long-term outlook.

We calculate our FFO measures based on our proportionate ownership share of both our unconsolidated and consolidated ventures. We reflect our share of our FFO measures for unconsolidated ventures by applying our average ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated ventures in which we do not own 100% of the equity by adjusting our FFO measures to remove the noncontrolling interests share of the applicable reconciling items based on our average ownership percentage for the applicable periods.

These FFO measures are used by management as supplemental financial measures of operating performance and we believe that it is important that stockholders, potential investors and financial analysts understand the measures management uses. We do not use our FFO measures as, nor should they be considered to be, alternatives to net earnings computed under GAAP, as indicators of our operating performance, as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

We analyze our operating performance primarily by the rental revenues of our real estate and the revenues from our strategic capital business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities.

FFO, as modified by Prologis attributable to common stockholders and unitholders (“FFO, as modified by Prologis”)

To arrive at FFO, as modified by Prologis, we adjust the NAREIT defined FFO measure to exclude:

•	deferred income tax benefits and deferred income tax expenses recognized by our subsidiaries;

•

current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in earnings that is excluded from our defined FFO measure;

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

•	mark-to-market adjustments associated with derivative financial instruments.

We use FFO, as modified by Prologis, so that management, analysts and investors are able to evaluate our performance against other REITs that do not have similar operations or operations in jurisdictions outside the U.S.

Core FFO attributable to common stockholders and unitholders (“Core FFO”)

In addition to FFO, as modified by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as modified by Prologis, to exclude the following recurring and nonrecurring items that we recognized directly in FFO, as modified by Prologis:

•	gains or losses from contribution or sale of land or development properties that were developed with the intent to contribute or sell;

•	income tax expense related to the sale of investments in real estate and third-party acquisition costs related to the acquisition of real estate;

•	impairment charges recognized related to our investments in real estate generally as a result of our change in intent to contribute or sell these properties;

•	gains or losses from the early extinguishment of debt and redemption and repurchase of preferred stock; and

•	expenses related to natural disasters.

We use Core FFO, including by segment and region, to: (i) assess our operating performance as compared to similar real estate companies and the industry in general, (ii) evaluate our performance and the performance of our properties in comparison with expected results and results of previous periods, relative to resource allocation decisions; (iii) evaluate the performance of our management; (iv) budget and forecast future results to assist in the allocation of resources; (v) provide guidance to the financial markets to understand our expected operating performance; and (v) evaluate how a specific potential investment will impact our future results.

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

•

Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Furthermore, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of logistics facilities are not reflected in FFO.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for years ended December 31 as follows (in millions).

	2016	2015	2014
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$1,203	$863	$622

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	900	855	618
Gains on dispositions of investments in real estate properties, net	(423)	(501)	(553)
Reconciling items related to noncontrolling interests	(105)	(78)	48
Our share of reconciling items included in earnings from unconsolidated entities	162	185	186
NAREIT defined FFO	1,737	1,324	921

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	(8)	1	19
Deferred income tax benefit, net	(5)	(5)	(87)
Current income tax expense related to acquired tax liabilities	-	4	30
Reconciling items related to noncontrolling interests	1	(1)	-
Our share of reconciling items included in earnings from unconsolidated entities	(23)	(14)	5
FFO, as modified by Prologis	1,702	1,309	888

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(334)	(258)	(173)
Current income tax expense on dispositions	24	-	15
Acquisition expenses	4	47	4
Losses (gains) on early extinguishment of debt and repurchase of preferred stock, net	(2)	86	172
Reconciling items related to noncontrolling interests	4	(11)	-
Our share of reconciling items included in earnings from unconsolidated entities	2	8	47
Core FFO	$1,400	$1,181	$953

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, specifically: The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position and We may be unable to refinance our debt or our cash flow may be insufficient to make required debt payments. See also Notes 2 and 16 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at December 31, 2016. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability of investments and earnings from our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At December 31, 2016, after consideration of our derivative and nonderivative financial instruments, we had net equity of approximately $1.6 billion denominated in a currency other than the U.S. dollar representing 7.9% of total net equity. Based on our sensitivity analysis, a 10% reduction in exchange rates would cause a reduction of $161 million to our net equity.

At December 31, 2016, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $146 million to hedge a portion of our investments in Canada and the U.K. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound sterling or Canadian dollar by 10% would result in a $15 million negative change in our cash flows on settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $457 million to mitigate risk associated with the translation of the projected earnings of our subsidiaries in Canada, Europe and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $46 million negative change in our net income and cash flows on settlement.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At December 31, 2016, we had $1.8 billion of variable rate debt outstanding, of which $1.5 billion was outstanding on our term loans, $279 million was outstanding on secured mortgage debt and $35 million was outstanding on our credit facilities. At December 31, 2016, we had interest rate swap agreements to fix $276 million (CAD $372 million) of our Canadian term loan. During the year ended December 31, 2016, we had weighted average daily outstanding borrowings of $126 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional annual interest expense of $2 million, which equates to a change in interest rates of 11 basis points.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2016, and 2015, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2016, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are presented in Note 20 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (The Parent)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2016, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2016, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2016, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Controls and Procedures (The Operating Partnership)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2016, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2016, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2016, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2017 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2017 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2017 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2017 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2017 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to the Consolidated Financial Statements and Schedule III on page 46 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 116 to 121 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 46 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for discontinued

operations as of January 1, 2014, on a prospective basis, due to the adoption of Accounting Standards Update 2014-08.

As discussed in Note 2 to the consolidated financial statements, during 2016 the Company has changed its method for classifying distributions received from equity method investees in the statements of cash flows for all periods presented, on a retrospective basis, due to the early adoption of Accounting Standards Update 2016-15.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prologis, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2017 expressed an unqualified opinion on the effectiveness of Prologis, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, during 2016 the Operating Partnership has changed its method for classifying distributions received from equity method investees in the statements of cash flows for all periods presented, on a retrospective basis, due to the early adoption of Accounting Standards Update 2016-15.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited Prologis, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prologis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prologis, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Prologis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 14, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

February 14, 2017

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015
ASSETS
Investments in real estate properties	$27,119,330	$27,521,368
Less accumulated depreciation	3,758,372	3,274,284
Net investments in real estate properties	23,360,958	24,247,084
Investments in and advances to unconsolidated entities	4,230,429	4,755,620
Assets held for sale or contribution	322,139	378,423
Notes receivable backed by real estate	32,100	235,050
Net investments in real estate	27,945,626	29,616,177

Cash and cash equivalents	807,316	264,080
Other assets	1,496,990	1,514,510
Total assets	$30,249,932	$31,394,767

LIABILITIES AND EQUITY
Liabilities:
Debt	$10,608,294	$11,626,831
Accounts payable and accrued expenses	556,179	712,725
Other liabilities	627,319	634,375
Total liabilities	11,791,792	12,973,931

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2016, and 2015	78,235	78,235
Common stock; $0.01 par value; 528,671 shares and 524,512 shares issued and outstanding at December 31, 2016, and 2015, respectively	5,287	5,245
Additional paid-in capital	19,455,039	19,302,367
Accumulated other comprehensive loss	(937,473)	(791,429)
Distributions in excess of net earnings	(3,610,007)	(3,926,483)
Total Prologis, Inc. stockholders’ equity	14,991,081	14,667,935
Noncontrolling interests	3,467,059	3,752,901
Total equity	18,458,140	18,420,836
Total liabilities and equity	$30,249,932	$31,394,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental	$1,734,844	$1,536,117	$1,178,609
Rental recoveries	485,565	437,070	348,740
Strategic capital	294,552	210,362	219,871
Development management and other	18,174	13,525	13,567
Total revenues	2,533,135	2,197,074	1,760,787
Expenses:
Rental	568,870	544,182	430,289
Strategic capital	128,506	108,422	115,430
General and administrative	222,067	217,227	229,332
Depreciation and amortization	930,985	880,373	642,461
Other	14,329	66,698	23,467
Total expenses	1,864,757	1,816,902	1,440,979

Operating income	668,378	380,172	319,808

Other income (expense):
Earnings from unconsolidated entities, net	206,307	159,262	134,288
Interest expense	(303,146)	(301,363)	(308,885)
Interest and other income, net	8,101	25,484	25,768
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	757,398	758,887	725,790
Foreign currency and derivative gains (losses), net	7,582	12,466	(17,841)
Gains (losses) on early extinguishment of debt, net	2,484	(86,303)	(165,300)
Total other income	678,726	568,433	393,820
Earnings before income taxes	1,347,104	948,605	713,628
Total income tax expense (benefit)	54,564	23,090	(25,656)
Consolidated net earnings	1,292,540	925,515	739,284
Less net earnings attributable to noncontrolling interests	82,608	56,076	103,101
Net earnings attributable to controlling interests	1,209,932	869,439	636,183
Less preferred stock dividends	6,714	6,651	7,431
Loss on preferred stock repurchase	-	-	6,517
Net earnings attributable to common stockholders	$1,203,218	$862,788	$622,235

Weighted average common shares outstanding – Basic	526,103	521,241	499,583
Weighted average common shares outstanding – Diluted	546,666	533,944	506,391

Net earnings per share attributable to common stockholders – Basic	$2.29	$1.66	$1.25

Net earnings per share attributable to common stockholders – Diluted	$2.27	$1.64	$1.24

Dividends per common share	$1.68	$1.52	$1.32

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Consolidated net earnings	$1,292,540	$925,515	$739,284
Other comprehensive income (loss):
Foreign currency translation losses, net	(135,958)	(208,901)	(171,401)
Unrealized losses on derivative contracts, net	(1,349)	(17,457)	(6,498)
Comprehensive income	1,155,233	699,157	561,385
Net earnings attributable to noncontrolling interests	(82,608)	(56,076)	(103,101)
Other comprehensive loss (gain) attributable to noncontrolling interests	(8,737)	35,266	13,237
Comprehensive income attributable to common stockholders	$1,063,888	$678,347	$471,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2014	$100,000	498,799	$4,988	$17,974,509	$(435,675)	$(3,932,664)	$465,295	$14,176,453
Consolidated net earnings	-	-	-	-	-	636,183	103,101	739,284
Effect of equity compensation plans	-	1,383	14	88,424	-	-	450	88,888
Issuance of stock in at-the-market program, net of issuance costs	-	3,316	33	140,102	-	-	-	140,135
Repurchase of preferred sock	(21,765)	-	-	639	-	(6,517)	-	(27,643)
Issuance of stock from exercise of warrant	-	6,000	60	213,780	-	-	-	213,840
Formation of Prologis U.S. Logistics Venture	-	-	-	13,721	-	-	442,251	455,972
Consolidation of Prologis North American Industrial Fund	-	-	-	-	12,507	-	554,493	567,000
Capital contributions	-	-	-	-	-	-	14,464	14,464
Settlement of noncontrolling interests	-	-	-	33,803	-	-	(36,243)	(2,440)
Foreign currency translation losses, net	-	-	-	-	(167,950)	-	(13,214)	(181,164)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(9,219)	-	(23)	(9,242)
Distributions and allocations	-	-	-	2,031	-	(671,495)	(322,484)	(991,948)
Balance at December 31, 2014	$78,235	509,498	$5,095	$18,467,009	$(600,337)	$(3,974,493)	$1,208,090	$15,183,599
Consolidated net earnings	-	-	-	-	-	869,439	56,076	925,515
Effect of equity compensation plans	-	1,475	15	57,454	-	-	26,234	83,703
Issuance of stock in at-the-market program, net of issuance costs	-	1,662	16	71,532	-	-	-	71,548
Issuance of stock upon conversion of exchangeable debt	-	11,872	119	502,613	-	-	-	502,732
Issuance of units related to KTR transaction	-	-	-	-	-	-	181,170	181,170
Issuance of units related to other acquisitions	-	-	-	-	-	-	371,570	371,570
Capital contributions	-	-	-	-	-	-	2,355,596	2,355,596
Foreign currency translation losses, net	-	-	-	-	(173,852)	-	(35,049)	(208,901)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(17,240)	-	(217)	(17,457)
Reallocation of equity	-	-	-	202,812	-	(15,894)	(186,918)	-
Distributions and other	-	5	-	947	-	(805,535)	(223,651)	(1,028,239)
Balance at December 31, 2015	$78,235	524,512	$5,245	$19,302,367	$(791,429)	$(3,926,483)	$3,752,901	$18,420,836
Consolidated net earnings	-	-	-	-	-	1,209,932	82,608	1,292,540
Effect of equity compensation plans	-	2,282	23	91,191	-	-	26,483	117,697
Issuance of units related to acquisitions	-	-	-	-	-	-	3,162	3,162
Conversion of noncontrolling interests	-	1,877	19	52,237	-	-	(52,256)	-
Foreign currency translation gains (losses), net	-	-	-	-	(144,730)	-	8,772	(135,958)
Unrealized losses on derivative contracts, net	-	-	-	-	(1,314)	-	(35)	(1,349)
Reallocation of equity	-	-	-	8,657	-	-	(8,657)	-
Distributions and other	-	-	-	587	-	(893,456)	(345,919)	(1,238,788)
Balance at December 31, 2016	$78,235	528,671	$5,287	$19,455,039	$(937,473)	$(3,610,007)	$3,467,059	$18,458,140

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Consolidated net earnings	$1,292,540	$925,515	$739,284
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(93,608)	(59,619)	(14,392)
Equity-based compensation awards	60,341	53,665	57,478
Depreciation and amortization	930,985	880,373	642,461
Earnings from unconsolidated entities, net	(206,307)	(159,262)	(134,288)
Distributions from unconsolidated entities	286,651	284,664	294,890
Net changes in operating receivables from unconsolidated entities	14,823	(38,185)	(7,503)
Amortization of debt premiums, net of deferred financing costs	(15,137)	(31,841)	(7,324)
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(757,398)	(758,887)	(725,790)
Unrealized foreign currency and derivative losses (gains), net	(8,052)	(1,019)	22,571
Losses (gains) on early extinguishment of debt, net	(2,484)	86,303	165,300
Deferred income tax benefit	(5,525)	(5,057)	(87,240)
Increase in accounts receivable and other assets	(106,337)	(64,749)	(93)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	26,513	4,426	(50,881)
Net cash provided by operating activities	1,417,005	1,116,327	894,473
Investing activities:
Real estate development	(1,641,560)	(1,339,904)	(1,064,220)
Real estate acquisitions	(458,516)	(890,183)	(612,330)
KTR transaction, net of cash received	-	(4,809,499)	-
Tenant improvements and lease commissions on previously leased space	(165,933)	(154,564)	(133,957)
Nondevelopment capital expenditures	(101,677)	(83,351)	(78,610)
Proceeds from dispositions and contributions of real estate properties	2,826,408	2,795,249	2,285,488
Investments in and advances to unconsolidated entities	(265,951)	(474,420)	(756,416)
Acquisition of a controlling interest in unconsolidated co-investment ventures, net of cash received	-	-	(590,390)
Return of investment from unconsolidated entities	776,550	29,406	84,135
Proceeds from repayment of notes receivable backed by real estate	202,950	9,866	188,000
Proceeds from the settlement of net investment hedges	79,767	129,149	31,409
Payments on the settlement of net investment hedges	-	(981)	(18,370)
Net cash provided by (used in) investing activities	1,252,038	(4,789,232)	(665,261)
Financing activities:
Proceeds from issuance of common stock	39,470	90,258	378,247
Distributions paid on common and preferred stock	(893,455)	(804,697)	(672,190)
Repurchase of preferred stock	-	-	(27,643)
Noncontrolling interests contributions	2,168	2,355,367	468,280
Noncontrolling interests distributions	(343,550)	(215,740)	(315,426)
Purchase of noncontrolling interests	(3,083)	(2,560)	(2,440)
Tax paid for shares withheld	(8,570)	(12,298)	(12,990)
Debt and equity issuance costs paid	(20,123)	(32,012)	(23,420)
Net proceeds from (payments on) credit facilities	33,435	(7,970)	(717,369)
Repurchase and payments of debt	(2,301,647)	(3,156,294)	(4,205,806)
Proceeds from issuance of debt	1,369,890	5,381,862	4,779,950
Net cash provided by (used in) financing activities	(2,125,465)	3,595,916	(350,807)

Effect of foreign currency exchange rate changes on cash	(342)	(9,623)	(18,842)
Net increase (decrease) in cash and cash equivalents	543,236	(86,612)	(140,437)
Cash and cash equivalents, beginning of year	264,080	350,692	491,129
Cash and cash equivalents, end of year	$807,316	$264,080	$350,692

See Note 19 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Year Ended December 31,
	2016	2015
ASSETS
Investments in real estate properties	$27,119,330	$27,521,368
Less accumulated depreciation	3,758,372	3,274,284
Net investments in real estate properties	23,360,958	24,247,084
Investments in and advances to unconsolidated entities	4,230,429	4,755,620
Assets held for sale or contribution	322,139	378,423
Notes receivable backed by real estate	32,100	235,050
Net investments in real estate	27,945,626	29,616,177

Cash and cash equivalents	807,316	264,080
Other assets	1,496,990	1,514,510
Total assets	$30,249,932	$31,394,767

LIABILITIES AND CAPITAL
Liabilities:
Debt	$10,608,294	$11,626,831
Accounts payable and accrued expenses	556,179	712,725
Other liabilities	627,319	634,375
Total liabilities	11,791,792	12,973,931

Capital:
Partners’ capital:
General partner – preferred	78,235	78,235
General partner – common	14,912,846	14,589,700
Limited partners – common	150,173	186,683
Limited partners – Class A common	244,417	245,991
Total partners’ capital	15,385,671	15,100,609
Noncontrolling interests	3,072,469	3,320,227
Total capital	18,458,140	18,420,836
Total liabilities and capital	$30,249,932	$31,394,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental	$1,734,844	$1,536,117	$1,178,609
Rental recoveries	485,565	437,070	348,740
Strategic capital	294,552	210,362	219,871
Development management and other	18,174	13,525	13,567
Total revenues	2,533,135	2,197,074	1,760,787
Expenses:
Rental	568,870	544,182	430,289
Strategic capital	128,506	108,422	115,430
General and administrative	222,067	217,227	229,332
Depreciation and amortization	930,985	880,373	642,461
Other	14,329	66,698	23,467
Total expenses	1,864,757	1,816,902	1,440,979

Operating income	668,378	380,172	319,808

Other income (expense):
Earnings from unconsolidated entities, net	206,307	159,262	134,288
Interest expense	(303,146)	(301,363)	(308,885)
Interest and other income, net	8,101	25,484	25,768
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	757,398	758,887	725,790
Foreign currency and derivative gains (losses), net	7,582	12,466	(17,841)
Losses on early extinguishment of debt, net	2,484	(86,303)	(165,300)
Total other income	678,726	568,433	393,820
Earnings before income taxes	1,347,104	948,605	713,628
Total income tax expense (benefit)	54,564	23,090	(25,656)
Consolidated net earnings	1,292,540	925,515	739,284
Less net earnings attributable to noncontrolling interests	48,307	44,950	100,900
Net earnings attributable to controlling interests	1,244,233	880,565	638,384
Less preferred unit distributions	6,714	6,651	7,431
Loss on preferred unit repurchase	-	-	6,517
Net earnings attributable to common unitholders	$1,237,519	$873,914	$624,436

Weighted average common units outstanding – Basic	532,326	525,912	501,349
Weighted average common units outstanding – Diluted	546,666	533,944	506,391

Net earnings per unit attributable to common unitholders – Basic	$2.29	$1.66	$1.25

Net earnings per unit attributable to common unitholders – Diluted	$2.27	$1.64	$1.24

Distributions per common unit	$1.68	$1.52	$1.32

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Consolidated net earnings	$1,292,540	$925,515	$739,284
Other comprehensive income (loss):
Foreign currency translation losses, net	(135,958)	(208,901)	(171,401)
Unrealized losses on derivative contracts, net	(1,349)	(17,457)	(6,498)
Comprehensive income	1,155,233	699,157	561,385
Net earnings attributable to noncontrolling interests	(48,307)	(44,950)	(100,900)
Other comprehensive loss (gain) attributable to noncontrolling interests	(12,601)	32,862	12,666
Comprehensive income attributable to common unitholders	$1,094,325	$687,069	$473,151

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2014	2,000	$100,000	498,799	$13,611,158	1,767	$48,209	-	$-	$417,086	$14,176,453
Consolidated net earnings	-	-	-	636,183	-	2,201	-	-	100,900	739,284
Effect of equity compensation plans	-	-	1,383	88,438	-	450	-	-	-	88,888
Issuance of units in exchange for contribution of at-the-market offering proceeds	-	-	3,316	140,135	-	-	-	-	-	140,135
Repurchase of preferred units	(435)	(21,765)	-	(5,878)	-	-	-	-	-	(27,643)
Issuance of units in exchange for proceeds from exercise of warrant	-	-	6,000	213,840	-	-	-	-	-	213,840
Formation of Prologis U.S. Logistics Venture	-	-	-	13,721	-	-	-	-	442,251	455,972
Consolidation of Prologis North American Industrial Fund	-	-	-	12,507	-	-	-	-	554,493	567,000
Capital contributions	-	-	-	-	-	-	-	-	14,464	14,464
Settlement of noncontrolling interests	-	-	-	33,803	-	-	-	-	(36,243)	(2,440)
Foreign currency translation losses, net	-	-	-	(167,950)	-	(548)	-	-	(12,666)	(181,164)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(9,219)	-	(23)	-	-	-	(9,242)
Distributions and allocations	-	-	-	(669,464)	-	(2,100)	-	-	(320,384)	(991,948)
Balance at December 31, 2014	1,565	$78,235	509,498	$13,897,274	1,767	$48,189	-	$-	$1,159,901	$15,183,599
Consolidated net earnings	-	-	-	869,439	-	7,733	-	3,393	44,950	925,515
Effect of equity compensation plans	-	-	1,475	57,469	303	26,234	-	-	-	83,703
Issuance of units in exchange for contribution of at-the-market offering proceeds	-	-	1,662	71,548	-	-	-	-	-	71,548
Issuance of units upon conversion of exchangeable debt	-	-	11,872	502,732	-	-	-	-	-	502,732
Issuance of units related to KTR transaction	-	-	-	-	4,500	181,170	-	-	-	181,170
Issuance of units related to other acquisitions	-	-	-	-	157	6,534	8,894	365,036	-	371,570
Capital contributions	-	-	-	-	-	-	-	-	2,355,596	2,355,596
Foreign currency translation losses, net	-	-	-	(173,852)	-	(1,520)	-	(667)	(32,862)	(208,901)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(17,240)	-	(151)	-	(66)	-	(17,457)
Reallocation of capital	-	-	-	186,918	-	(70,965)	-	(115,953)	-	-
Distributions and other	-	-	5	(804,588)	(16)	(10,541)	-	(5,752)	(207,358)	(1,028,239)
Balance at December 31, 2015	1,565	$78,235	524,512	$14,589,700	6,711	$186,683	8,894	$245,991	$3,320,227	$18,420,836
Consolidated net earnings	-	-	-	1,209,932	-	14,232	-	20,069	48,307	1,292,540
Effect of equity compensation plans	-	-	2,282	91,214	440	26,483	-	-	-	117,697
Issuance of units related to acquisitions	-	-	-	-	71	3,162	-	-	-	3,162
Conversion of limited partners units	-	-	1,877	52,256	(1,877)	(52,256)	-	-	-	-
Foreign currency translation gains (losses), net	-	-	-	(144,730)	-	(1,457)	-	(2,372)	12,601	(135,958)
Unrealized losses on derivative contracts, net	-	-	-	(1,314)	-	(13)	-	(22)	-	(1,349)
Reallocation of capital	-	-	-	8,657	-	(12,414)	-	3,757	-	-
Distributions and other	-	-	-	(892,869)	(22)	(14,247)	-	(23,006)	(308,666)	(1,238,788)
Balance at December 31, 2016	1,565	$78,235	528,671	$14,912,846	5,323	$150,173	8,894	$244,417	$3,072,469	$18,458,140

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Consolidated net earnings	$1,292,540	$925,515	$739,284
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(93,608)	(59,619)	(14,392)
Equity-based compensation awards	60,341	53,665	57,478
Depreciation and amortization	930,985	880,373	642,461
Earnings from unconsolidated entities, net	(206,307)	(159,262)	(134,288)
Distributions from unconsolidated entities	286,651	284,664	294,890
Net changes in operating receivables from unconsolidated entities	14,823	(38,185)	(7,503)
Amortization of debt premiums, net of deferred financing costs	(15,137)	(31,841)	(7,324)
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(757,398)	(758,887)	(725,790)
Unrealized foreign currency and derivative losses (gains), net	(8,052)	(1,019)	22,571
Losses on early extinguishment of debt, net	(2,484)	86,303	165,300
Deferred income tax benefit	(5,525)	(5,057)	(87,240)
Increase in accounts receivable and other assets	(106,337)	(64,749)	(93)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	26,513	4,426	(50,881)
Net cash provided by operating activities	1,417,005	1,116,327	894,473
Investing activities:
Real estate development	(1,641,560)	(1,339,904)	(1,064,220)
Real estate acquisitions	(458,516)	(890,183)	(612,330)
KTR transaction, net of cash received	-	(4,809,499)	-
Tenant improvements and lease commissions on previously leased space	(165,933)	(154,564)	(133,957)
Nondevelopment capital expenditures	(101,677)	(83,351)	(78,610)
Proceeds from dispositions and contributions of real estate properties	2,826,408	2,795,249	2,285,488
Investments in and advances to unconsolidated entities	(265,951)	(474,420)	(756,416)
Acquisition of a controlling interest in unconsolidated co-investment ventures, net of cash received	-	-	(590,390)
Return of investment from unconsolidated entities	776,550	29,406	84,135
Proceeds from repayment of notes receivable backed by real estate	202,950	9,866	188,000
Proceeds from the settlement of net investment hedges	79,767	129,149	31,409
Payments on the settlement of net investment hedges	-	(981)	(18,370)
Net cash provided by (used in) investing activities	1,252,038	(4,789,232)	(665,261)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	39,470	90,258	378,247
Distributions paid on common and preferred units	(931,559)	(820,989)	(674,344)
Repurchase of preferred units	-	-	(27,643)
Noncontrolling interests contributions	2,168	2,355,367	468,280
Noncontrolling interests distributions	(306,297)	(199,845)	(313,272)
Purchase of noncontrolling interests	(2,232)	(2,163)	(2,440)
Tax paid for shares of the Parent withheld	(8,570)	(12,298)	(12,990)
Debt and capital issuance costs paid	(20,123)	(32,012)	(23,420)
Net proceeds from (payments on) credit facilities	33,435	(7,970)	(717,369)
Repurchase and payments of debt	(2,301,647)	(3,156,294)	(4,205,806)
Proceeds from issuance of debt	1,369,890	5,381,862	4,779,950
Net cash provided by (used in) financing activities	(2,125,465)	3,595,916	(350,807)

Effect of foreign currency exchange rate changes on cash	(342)	(9,623)	(18,842)
Net increase (decrease) in cash and cash equivalents	543,236	(86,612)	(140,437)
Cash and cash equivalents, beginning of year	264,080	350,692	491,129
Cash and cash equivalents, end of year	$807,316	$264,080	$350,692

See Note 19 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership”). Through the Operating Partnership, we are engaged in the ownership, acquisition, development and management of logistics properties in the world’s primary population centers and in those supported by extensive transportation infrastructure. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership and development of logistics properties. Our Strategic Capital segment represents the management of co-investment ventures and other unconsolidated entities. See Note 18 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and Operating Partnership collectively.

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2016, the Parent owned an approximate 97.42% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.58% common limited partnership interests, which include 8.9 million Class A common limited partnership units (“Class A Units”) in the Operating Partnership, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the Operating Partnership is determined based on the number of Operating Partnership units held, including the number of Operating Partnership units into which Class A Units are convertible, compared to total Operating Partnership units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the Operating Partnership to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statement of Equity and Reallocation of Capital in the Consolidated Statement of Capital.

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

For entities that are not defined as variable interest entities (“VIEs”), we first consider whether we are the general partner or the limited partner (or the equivalent in such investments that are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such entities do not have rights that would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating or kick-out rights, we apply the equity method of accounting since as the general partner we have the ability to influence the venture. For ventures for which we are a limited partner or our investment is in an entity that is not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners. In instances where the factors indicate that we control the venture, we consolidate the entity.

Reclassifications. Certain amounts included in the Consolidated Financial Statements for 2015 and 2014 have been reclassified to conform to the 2016 financial statement presentation.

Use of Estimates. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

period. Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout the Consolidated Financial Statements, different assumptions and estimates could materially impact our reported results.

Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated entities operating in the U.S. and Mexico and certain of our consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for our consolidated subsidiaries and unconsolidated entities operating in countries other than the U.S. and Mexico is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or where the entity conducts its operations.

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

Lease Intangibles. We determine the portion of the purchase price related to intangible assets and liabilities as follows:

•

Above and Below Market Leases. We recognize an asset or liability for acquired in-place leases with favorable or unfavorable rents based on our estimate of current market rents of the applicable markets. The value is recorded in either Other Assets or Other Liabilities, as appropriate, and is amortized over the term of the respective leases, including any bargain renewal options, to rental revenues.

•

Foregone Rent. We calculate the value of the revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant, in each of the applicable markets. The values are recorded in Other Assets and amortized over the remaining life of the respective leases to amortization expense.

•

Leasing Commissions. We recognize an asset for leasing commissions upon the acquisition of in-place leases based on our estimate of the cost to lease space in the applicable markets. The value is recorded in Other Assets and amortized over the remaining life of the respective leases to amortization expense.

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

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, and rehabilitation; if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. We capitalize transaction costs related to the

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

acquisition of land for future development. We capitalize costs incurred to successfully originate a lease that result directly from and are essential to acquire that lease, including internal costs that are incremental and identifiable as leasing activities. Leasing costs that meet the requirements for capitalization are presented as a component of Other Assets.

We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation commences when the asset is ready for its intended use, which we define as the earlier of stabilization (90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to ground leases over the shorter of the estimated building improvement life or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term on leases signed during 2016, based on square feet for all leases, was five years.

We assess the carrying values of our respective real estate assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. We measure the recoverability of the asset by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. If our analysis indicates that the carrying value of the real estate property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We estimate the future undiscounted cash flows and fair value based on our intent as follows:

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

Assets Held for Sale or Contribution. We classify a property as held for sale or contribution when certain criteria are met, in accordance with GAAP. Assets classified as held for sale are expected to be sold to a third party and assets classified as held for contribution are newly developed assets we intend to contribute to an unconsolidated co-investment venture or to a third party within twelve months. At such time, the respective assets and liabilities are presented separately in the Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale or contribution are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

actual loss that would be incurred should a counterparty fail to perform its contractual obligations. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. On the basis of these factors, we consider the risk of counterparty default to be minimal.

We recognize all derivatives at fair value within the line items Other Assets or Other Liabilities, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are designated as, and qualify as, hedging instruments. For derivatives that will be accounted for as hedging instruments, at inception of the transaction, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, the effectiveness of our hedging transactions. Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations are recorded in AOCI. The ineffective portion of a derivative financial instrument's change in fair value, if any, is immediately recognized in earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. We also use derivatives that are not designated as hedges (and may not meet the hedge accounting requirements) to manage certain risk. The changes in fair values of derivatives that were not designated or did not qualify as hedging instruments are immediately recognized in earnings. For cash flow hedges, we reclassify changes in the fair value of derivatives into the applicable line item in the Consolidated Statements of Income in which the hedged items are recorded in the same period that the underlying hedged items affect earnings.

Foreign Currency. We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. In certain circumstances, we may issue debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact in earnings of translation from the fluctuations in exchange rates, we may designate the debt as a nonderivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. To the extent we have an effective hedging relationship, we report all changes in fair value of the hedged portion of the nonderivative financial instruments and net investment hedges in equity in the foreign currency translation component of AOCI. These amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI. The foreign currency translation changes of the portion of the nonderivative financial instruments that are not designated as hedges are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred.

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the translation of our projected earnings of our international subsidiaries, principally in Canada, Europe and Japan. Put option contracts provide us with the option to exchange foreign currency for U.S. dollars at a fixed exchange rate if the foreign currency were to depreciate against the U.S. dollar. Call option contracts create an obligation to exchange foreign currency for U.S. dollars at a fixed exchange rate if the foreign currency were to appreciate against the U.S. dollar. Collar option contracts combine the put and call options into one contract to effectively lock in a range around the rate at which net operating income of our subsidiaries will be translated into U.S. dollars. Foreign currency option contracts are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of non-hedge designated derivatives are recorded directly in earnings within the line item Foreign Currency and Derivative Gains (Losses), Net.

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

We report the effective portion of the gain or loss on the derivative as a component of AOCI, and reclassify it to Interest Expense in the Consolidated Statements of Income over the corresponding period of the hedged item. To the extent the hedged debt is paid off early, we write off the remaining balance in AOCI and we recognize the amount in Interest Expense in the Consolidated Statements of Income. We recognize losses on a derivative representing hedge ineffectiveness in Interest Expense at the time the ineffectiveness occurred.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Costs of Raising Capital. We treat costs incurred in connection with the issuance of common and preferred stock as a reduction to additional paid-in capital. We capitalize costs incurred in connection with the issuance of debt. Costs related to our credit facilities are included in Other Assets and costs related to all our other debt are recorded as a direct reduction of the liability. Costs associated with debt modifications are expensed when incurred.

AOCI. For the Parent, we include AOCI as a separate component of stockholders' equity in the Consolidated Balance Sheets. For the Operating Partnership, AOCI is included in partners’ capital in the Consolidated Balance Sheets. Any reference to AOCI in this document is referring to the component of stockholders’ equity for the Parent and partners’ capital for the Operating Partnership.

Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income to noncontrolling interests based on the weighted-average ownership interest during the period. The net income that is not attributable to us is reflected in the line item Net Earnings Attributable to Noncontrolling Interests. We do not recognize a gain or loss on transactions with a consolidated entity in which we do not own 100% of the equity, but we reflect the difference in cash received or paid from the noncontrolling interests carrying amount as paid-in-capital.

Certain limited partnership interests are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest.

Revenue Recognition.

Rental Revenues. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers. We reflect amounts recovered from customers as revenues in the period that the applicable expenses are incurred. We make a provision for possible loss if the collection of a receivable balance is considered doubtful.

Strategic Capital Revenues. Strategic capital revenues include revenues we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development, construction, financing, legal and tax services provided. We may also earn incentive returns (called “promotes”) based on third-party investor returns over time, which may be during the duration of the venture or at the time of liquidation. We recognize fees when they are earned, fixed and determinable. We report these fees in Strategic Capital Revenues. The fees we earn to develop properties within these ventures are reflected in Development Management and Other Revenues on a percentage of completion basis.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. This allows us to provide services that would otherwise be considered impermissible for REITs. Many of the foreign countries in which we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. In the U.S., we are taxed in certain states in which we operate. Accordingly, we recognize income tax expense for the federal and state income taxes incurred by our TRSs, taxes incurred in certain states and foreign jurisdictions, and interest and penalties associated with our unrecognized tax benefit liabilities.

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

If taxable income is generated in these subsidiaries, we recognize a benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. If the reversal of the deferred income tax liability results from a sale or contribution of assets, the classification of the reversal to the Consolidated Statement of Income is based on the taxability of the transaction. We record the reversal to deferred income tax benefit as a taxable transaction if we dispose of the asset. We record the reversal as Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments Upon Acquisition of a Controlling Interest, Net as a non-taxable transaction if we dispose of the asset along with the entity that owns the asset.

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

New Accounting Pronouncements.

New Accounting Standards Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides guidance for areas in which there is diversity in how certain cash receipts and payments are presented and classified in the statements of cash flows. The update clarifies the classification methodology within the statements of cash flows for eight specific topics. In 2016, we early adopted the standard in its entirety on a retrospective basis, and we determined that the only clarification to significantly impact us was the classification of distributions received from equity method investments. The update allows for the election to classify distributions

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

received from equity method investments based on either a cumulative earnings approach or a nature of distribution approach. We have elected the nature of distribution approach, in which cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that are generated from property sales, debt refinancing or sales of our investments are classified as a return of investment (cash inflow from investing activities). We adopted this approach based on the information available to us to determine the nature of the underlying activity that generated the distributions from unconsolidated entities. As a result of our adoption of this standard, we reclassified $140.6 million and $177.0 million of distributions from our unconsolidated entities into Net Cash Provided by Operating Activities that was previously reported as Net Cash Provided by (Used in) Investing Activities for the years ended December 31, 2015, and 2014, respectively.

In March 2016, the FASB issued an accounting standard update that amends the stock compensation requirements in existing GAAP. The update simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, statutory tax withholding requirements, forfeitures and classification of taxes paid to a tax authority by us when we withhold shares to cover employee withholding tax payments for certain stock compensation plans in the statements of cash flows. We adopted the standard in its entirety on a retrospective basis in 2016. As a result of our adoption of this standard, we reclassified payments of $12.3 million and $13.0 million from Net Cash Provided by Operating Activities to Net Cash Provided by (Used in) Financing Activities for the years ended December 31, 2015, and 2014, respectively.

In February 2015, the FASB issued an accounting standard update that amends the consolidation requirements in existing GAAP. Under the update, all entities, including limited partnerships and similar legal entities, are now within the scope of consolidation guidance, unless a scope exception applies. We adopted this standard on a modified retrospective basis on January 1, 2016, and the adoption did not have a significant effect on the Consolidated Financial Statements, however the Operating Partnership and certain of our consolidated co-investment ventures now qualify as VIEs under the new guidance, which required additional disclosures. See Note 12 for additional information about our VIEs.

New Accounting Standards Issued but not yet Adopted

In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect most of our acquisitions of operating properties and portfolios of operating properties to qualify as asset acquisitions under the standard which permits the capitalization of acquisition costs to the basis of the acquired buildings. This standard is effective for periods beginning after December 31, 2017, however we plan to adopt this standard in 2017 for the annual and interim reporting periods beginning after December 31, 2016. We do not expect the adoption to have a significant impact on the Consolidated Financial Statements.

In May 2014, the FASB issued an accounting standard that requires companies to use a five step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. We are evaluating each of our revenue streams and related accounting policy under the standard. Rental revenues and recoveries earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (discussed below). Our evaluation under the revenue recognition standard also includes sales to third parties and unconsolidated co-investment ventures as well as recurring fees and promotes earned from our co-investment ventures. For sales to third parties, primarily a result of disposition of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of or accounting for these sales. Due to our continuing involvement through our equity ownership in our unconsolidated co-investment ventures, we are evaluating the accounting for sales to unconsolidated co-investment ventures under the standard. Additionally, while we do not expect changes in the recognition of recurring fees earned from the co-investment ventures, we are evaluating both the timing and measurement of promotes earned from co-investment ventures under the standard that may result in recognizing such fees when they are probable of being earned. The standard is effective for us on January 1, 2018. In addition to the recognition changes discussed above, expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to the standard. We expect to adopt the standard on a modified retrospective basis.

In February 2016, the FASB issued an accounting standard that provides the principles for the recognition, measurement, presentation and disclosure of leases.

The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard may result in certain of these costs being expensed as incurred after adoption. This standard may also impact the timing, recognition and disclosures related to our rental recoveries from tenants earned from leasing our operating properties.

Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. Based on our real estate leases, we are a lessee on ground leases in certain markets and office space leases. Due to the length of the lease terms of certain ground leases, it is likely they will be classified as finance leases under the standard. At December 31, 2016, we have approximately 90 ground and office space leases that will require us to measure and record a right-of-use asset and a lease liability upon adoption of the standard. Details of our future minimum rental payments under these ground and office space leases are disclosed in Note 4.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The standard is effective for us on January 1, 2019. We are assessing the practical expedients available for implementation under the standard. If the practical expedients are elected, we would not be required to reassess (i) whether an expired or existing contract meets the definition of a lease, (ii) the lease classification at the adoption date for expired or existing leases, and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard will also require new disclosures within the notes accompanying our consolidated financial statements. We will continue to assess the method of adoption and the overall impact the adoption will have on the Consolidated Financial Statements.

NOTE 3. BUSINESS COMBINATIONS

KTR Capital Partners and Its Affiliates

On May 29, 2015, we acquired the high quality real estate assets and operating platform with high profile customers and comparable market composition to ours from KTR Capital Partners and its affiliates (“KTR”). The portfolio consisted of 315 operating properties, aggregating 59.0 million square feet, 3.6 million square feet of properties under development and land parcels that will support an estimated build out of 6.8 million square feet. The properties were acquired by our consolidated co-investment venture Prologis U.S. Logistics Venture (“USLV”), of which we own 55%. The transaction was funded through cash (which included the contribution of $2.3 billion from our venture partner and the proceeds from the issuance of debt, as detailed in Note 9), the assumption of secured mortgage debt and the issuance of 4.5 million common limited partnership units in the Operating Partnership. We incurred $24.7 million of acquisition costs that are included in Other Expenses during 2015.

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

The following unaudited pro forma financial information presents our results as though the KTR transaction had been completed on January 1, 2014. The pro forma information does not reflect the actual results of operations had the transaction actually been completed on January 1, 2014, and it is not indicative of future operating results. The results for the year ended December 31, 2015, include approximately seven months of actual results for the transaction, the acquisition expenses, and five months of pro forma adjustments. Actual results in 2015 include rental revenues and rental expenses of the properties acquired of $235.7 million and $56.9 million, respectively, representing the period from acquisition through December 31, 2015.

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

Acquisition of a Controlling Interest in Prologis North American Industrial Fund

During 2014, we increased our ownership in Prologis North American Industrial Fund (“NAIF”) from 23.1% to 66.1% by acquiring the equity units from all but one partner for an aggregate of $679.0 million. This included the acquisition of $46.8 million of equity units on October 20, 2014, that resulted in our gaining control over NAIF, based on the rights of the limited partners, and therefore we began

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consolidating NAIF at that date and recognized a gain of $201.3 million in Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments upon Acquisition of a Controlling Interest, Net.

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

Actual results in 2014 included rental revenues and rental expenses of the properties acquired in the NAIF acquisition of $49.2 million and $13.3 million, respectively, offset by the impact of noncontrolling interests.

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2016	2015	2016	2015	2016	2015
Operating properties:
Buildings and improvements	331,210	333,830	1,776	1,872	$17,905,914	$17,861,693
Improved land					6,037,543	5,874,052
Development portfolio, including land costs:
Prestabilized	8,256	12,598	29	28	798,233	918,099
Properties under development	19,539	19,630	60	63	633,849	954,804
Land (1)					1,218,904	1,359,794
Other real estate investments (2)					524,887	552,926
Total investments in real estate properties					27,119,330	27,521,368
Less accumulated depreciation					3,758,372	3,274,284
Net investments in real estate properties					$23,360,958	$24,247,084

(1)	Included in our investments in real estate at December 31, 2016, and 2015 were 5,892 and 7,404 acres of land, respectively.

(2)

Included in other real estate investments are: (i) non-logistics real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

At December 31, 2016, we owned real estate assets in the U.S. and other Americas (Canada and Mexico), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, Japan and Singapore).

Acquisitions

The following table summarizes our acquisitions of properties from third parties for the years ended December 31 (dollars and square feet in thousands):

	2016	2015	2014
Number of operating properties	9	52	8
Square feet	1,823	7,375	1,004
Real estate acquisition value (1)	$411,706	$1,042,562	$548,201

(1)	Value includes the acquisition of 776, 690, and 1,040 acres of land in 2016, 2015 and 2014, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table above does not include the properties acquired in the KTR transaction, as this transaction is explained in Note 3.

Dispositions

The following table summarizes our real estate disposition activity for the years ended December 31 (dollars and square feet in thousands):

	2016	2015	2014
Contributions to unconsolidated co-investment ventures
Number of properties	35	31	126
Square feet	11,624	8,355	25,247
Net proceeds (1)	$1,231,878	$835,385	$1,825,311
Net gains on contributions (1)	$267,441	$148,987	$188,268
Dispositions to third parties
Number of properties	172	136	145
Square feet	20,360	23,024	19,856
Net proceeds (1)	$1,760,048	$2,352,645	$1,365,318
Net gains on dispositions (1)	$353,668	$609,900	$336,203

Total net gains on contributions and dispositions	$621,109	$758,887	$524,471
Gains on redemptions of investments in co-investment ventures (2)	136,289	-	-
Gains on revaluation of equity investments upon acquisition of a controlling interest, net (3)	-	-	201,319
Total gains on dispositions of investments in real estate, net	$757,398	$758,887	$725,790

(1)	Includes the disposition of land parcels.

(2)	See Note 5 for more information on these transactions.

(3)	See Note 3 for more information on this transaction.

In 2014, we launched the initial public offering of FIBRA Prologis, a Mexican REIT. In connection with the offering, FIBRA Prologis purchased 177 properties aggregating 29.7 million square feet (12.6 million square feet related to our wholly owned portfolio, 7.6 million square feet from our consolidated co-investment venture Prologis Mexico Fondo Logistico (“AFORES”) and 9.5 million square feet from our unconsolidated co-investment venture Prologis Mexico Industrial Fund). Also in 2014, AFORES contributed its remaining operating properties and the balance of its secured debt to FIBRA Prologis. The difference between the amount received and the noncontrolling interests balance related to the properties contributed was $34.6 million, and was adjusted through equity with no gain or loss recognized. On the basis of this transaction, we recognized a gain on disposition of investments in real estate of $52.5 million; current tax expense of $32.4 million; deferred tax benefit of $55.5 million; and earnings attributable to noncontrolling interest of $61.0 million.

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our weighted average lease term remaining, based on square feet for all leases in effect at December 31, 2016, was four years.

The following table summarizes our minimum lease payments on leases with lease periods greater than one year for space in our operating properties, pre-stabilized development properties and leases of land subject to ground leases at December 31, 2016 (in thousands):

2017	$1,633,990
2018	1,488,049
2019	1,239,683
2020	1,038,305
2021	809,961
Thereafter	2,391,452
Total	$8,601,440

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Commitments

We have entered into operating ground leases as a lessee on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 73 years. The following table summarizes our future minimum rental payments under non-cancelable operating leases in effect at December 31, 2016 (in thousands):

2017	$30,976
2018	32,035
2019	29,520
2020	28,379
2021	24,480
Thereafter	332,835
Total	$478,225

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

The following table summarizes our investments in and advances to our unconsolidated entities at December 31 (in thousands):

	2016	2015
Unconsolidated co-investment ventures	$4,057,524	$4,585,427
Other ventures	172,905	170,193
Totals	$4,230,429	$4,755,620

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2016	2015	2016	2015
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”) (1)	14.9%	22.5%	$434,818	$689,408
FIBRA Prologis (2) (3)	45.9%	45.9%	547,744	569,800
Prologis Brazil Logistics Partners Fund I, L.P. (“Brazil Fund”) and related joint ventures (4)	various	various	297,300	216,668
Europe Logistics Venture 1, FCP-FIS (“ELV”) (5) (6)	15.0%	15.0%	48,289	53,960
Prologis European Logistics Partners Sàrl (“PELP”) (5)	50.0%	50.0%	1,623,707	1,762,291
Prologis European Properties Fund II, FCP-FIS (“PEPF II”)	31.2%	31.3%	344,200	410,984
Prologis Targeted Europe Logistics Fund, FCP-FIS (“PTELF”) (1) (6)	23.5%	41.6%	310,118	480,401
Nippon Prologis REIT, Inc. (“NPR”) (7) (8)	15.1%	15.1%	348,570	300,822
Prologis China Logistics Venture I, LP and II, LP (Prologis China Logistics Venture) (5)	15.0%	15.0%	102,778	101,093
Totals			$4,057,524	$4,585,427

(1)

During 2016, we redeemed a portion of our investment in PTELF and USLF for €275.0 million ($311.1 million) and $300.0 million, respectively, and recorded a gain of $136.3 million, which is included in Gains on the Dispositions of Investments in Real Estate and Revaluation of Equity Investments Upon Acquisition of a Controlling Interest, Net. The amounts received for the redemptions were included in Return of Investment from Unconsolidated Entities in the Consolidated Statements of Cash Flows.

(2)	At December 31, 2016, we owned 291.1 million units of FIBRA Prologis that had a closing price of Ps 29.69 ($1.44) per unit on the Mexican Stock Exchange.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(4)

We have a 50% ownership interest in and consolidate an entity that in turn owns 50% of several entities that we account for on the equity method. Also, we have additional investments in other unconsolidated entities in Brazil that we account for on the equity method with various ownership interests ranging from 5% to 50%.

(5)	We have one partner in each of these co-investment ventures.

(6)	In January 2017, we sold our investment in ELV to our fund partner and ELV contributed its properties to PTELF in exchange for equity interests.

(7)

At December 31, 2016, we owned 0.3 million units of NPR that had a closing price of ¥238,900 ($2,041) per share on the Tokyo Stock Exchange. At December 31, 2016 and 2015, we had receivables from NPR of $96.9 million and $85.2 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties owned by NPR. We have a corresponding payable to NPR’s customers in Other Liabilities.

(8)	For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR.

The amounts recognized in Strategic Capital Revenues and Earnings from Unconsolidated Entities, Net depend on the size and operations of the co-investment ventures, the timing of revenues earned through promotes during the life of a venture or upon liquidation, as well as fluctuations in foreign currency exchange rates. We recognized Strategic Capital Expenses for direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owned by the ventures. Our ownership interest in these ventures also impacts the earnings we recognize.

The following table summarizes the amounts we recognized in the Consolidated Statements of Income related to the unconsolidated co-investment ventures for the years ended December 31 (in thousands):

	2016	2015	2014
Strategic capital revenues and other revenues:
U.S.	$37,911	$36,964	$81,351
Other Americas	22,777	22,516	13,003
Europe	184,956	112,675	86,487
Asia	46,521	35,453	37,509
Total strategic capital revenues	292,165	207,608	218,350
Development management and other revenues	11,006	7,467	5,424
Total strategic capital revenues and other revenues	$303,171	$215,075	$223,774

Earnings from unconsolidated co-investment ventures, net:
U.S.	$10,441	$7,124	$16,420
Other Americas	27,155	28,842	(7,824)
Europe	137,652	106,656	108,430
Asia	16,629	12,780	14,022
Total earnings from unconsolidated co-investment ventures, net	$191,877	$155,402	$131,048

The following table summarizes the promotes earned and recognized in Strategic Capital Revenues for the years ended December 31 (in thousands):

	2016	2015	2014
Strategic capital – promote revenues
Total promote (1)	$99,766	$56,637	$42,132
Less: Prologis’ share	11,222	27,175	10,852
Net promote recognized (third-party share) in strategic capital revenues	$88,544	$29,462	$31,280

(1)	We earned promotes from PTELF and PEPF II in 2016, PELP and ELV in 2015 and USLF in 2014, each based on the venture’s cumulative returns to the investors over the last three years.

Approximately 40% of promote revenues are paid as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses. See Note 13 for more information on this plan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the operating information and financial position of our unconsolidated co-investment ventures (not our proportionate share), at December 31 and for the years ended December 31 as presented at our adjusted basis derived from the ventures’ GAAP information:

(dollars and square feet in millions)	2016	2015	2014
U.S.:
Number of ventures	1	1	1
Number of properties owned	369	391	392
Square feet	50	50	50
Total assets	$4,238	$4,408	$4,403
Third-party debt	$1,414	$1,433	$1,594
Total liabilities	$1,540	$1,550	$1,697
Our investment balance (1)	$435	$690	$712
Our weighted average ownership (2)	14.9%	22.5%	24.3%
Other Americas:
Number of ventures	2	2	2
Number of properties owned	213	205	198
Square feet	42	39	37
Total assets	$2,793	$2,482	$2,653
Third-party debt	$739	$657	$679
Total liabilities	$814	$708	$717
Our investment balance (1)	$845	$786	$825
Our weighted average ownership (2)	43.9%	43.8%	42.9%
Europe:
Number of ventures	4	4	4
Number of properties owned	700	688	636
Square feet	163	159	148
Total assets	$10,853	$11,343	$11,440
Third-party debt	$2,446	$2,640	$2,621
Total liabilities	$3,283	$3,584	$3,501
Our investment balance (1)	$2,327	$2,707	$2,773
Our weighted average ownership (2)	35.1%	38.9%	38.8%
Asia:
Number of ventures	2	2	2
Number of properties owned	85	66	52
Square feet	36	29	26
Total assets	$5,173	$4,320	$4,120
Third-party debt	$1,947	$1,520	$1,637
Total liabilities	$2,239	$1,751	$1,734
Our investment balance (1)	$451	$402	$356
Our weighted average ownership (2)	15.1%	15.0%	15.0%
Totals:
Number of ventures	9	9	9
Number of properties owned	1,367	1,350	1,278
Square feet	291	277	261
Total assets	$23,057	$22,553	$22,616
Third-party debt	$6,546	$6,250	$6,531
Total liabilities	$7,876	$7,593	$7,649
Our investment balance (1)	$4,058	$4,585	$4,666
Our weighted average ownership (2)	27.9%	31.6%	32.0%

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	2016	2015	2014 (3)
Revenues:
U.S.	$395	$382	$541
Other Americas	242	228	170
Europe	964	947	1,001
Asia:	342	275	280
Total revenues	$1,943	$1,832	$1,992

Net earnings:
U.S.	$57	$35	$55
Other Americas	71	78	(1)
Europe	333	261	268
Asia	101	77	86
Total net earnings	$562	$451	$408

(1)

The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2016, 2015 and 2014, results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to a venture ($469.9 million, $430.7 million and $322.9 million, respectively); (ii) recording additional costs associated with our investment in the venture ($124.1 million, $122.1 million and $117.5 million respectively); and (iii) advances to a venture ($166.1 million, $189.7 million and $125.7 million, respectively).

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(3)

We had significant activity with our U.S. and Other Americas unconsolidated co-investment ventures in 2014 as explained in Notes 3 and 4. We began consolidating NAIF in 2014. We formed and invested in FIBRA Prologis in 2014 and in connection with this transaction, we concluded our unconsolidated co-investment venture in Mexico.

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

The following table summarizes the remaining equity commitments at December 31, 2016 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$180	$180	2017
Prologis Targeted Europe Logistics Fund (1)	-	243	243	2017
Prologis China Logistics Venture	294	1,665	1,959	2017
Total	$294	$2,088	$2,382

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.05 U.S. dollars to the euro.

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2016 and 2015. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	2016	2015
Number of operating properties	13	17
Square feet	4,167	5,065
Total assets held for sale or contribution	$322,139	$378,423
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$4,984	$6,874

NOTE 7. NOTES RECEIVABLE BACKED BY REAL ESTATE

The following table summarizes information about our notes receivable backed by real estate (dollars in thousands):

	Balance Outstanding	Interest Rates	Maturity Dates
Balance at January 1, 2016	$235,050	2.0% – 10.0%	February 2016 – April 2017
Additions	-
Repayments	(202,950)
Balance at December 31, 2016	$32,100	5.8% – 10.0%	April 2017 – December 2017

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2016	2015
Leasing commissions	$286,821	$229,645
Rent leveling	285,824	226,239
Acquired lease intangibles	267,907	433,949
Prepaid assets	120,361	107,000
Accounts receivable	110,918	89,611
Fixed assets	102,830	94,178
Value added taxes receivable	94,713	86,115
Derivative assets	47,114	53,579
Management contracts	41,993	46,293
Other notes receivable	35,824	41,262
Deferred income taxes	14,052	14,650
Other	88,633	91,989
Totals	$1,496,990	$1,514,510

The following table summarizes our other liabilities, net of amortization, if applicable, at December 31 (in thousands):

	2016	2015
Tenant security deposits	$206,301	$190,160
Unearned rents	90,233	77,730
Income tax liabilities	68,666	81,125
Acquired lease intangibles	31,707	55,976
Environmental liabilities	24,572	21,484
Deferred income	21,629	29,197
Value added taxes payable	15,888	10,272
Derivative liabilities	1,268	13,729
Other	167,055	154,702
Totals	$627,319	$634,375

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the expected future amortization of leasing commissions and foregone rent into amortization expense and above and below market leases and rent leveling net assets into rental revenues, all based on the balances at December 31, 2016 (in thousands):

	Amortization Expense	Net (Increase) Decrease to Rental Revenues
2017	$135,263	$(24,939)
2018	98,435	25,795
2019	76,315	40,306
2020	59,969	46,465
2021	44,137	41,831
Thereafter	106,325	158,943
Totals	$520,444	$288,401

NOTE 9. DEBT

All debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

The following table summarizes our debt at December 31 (dollars in thousands):

	2016		2015
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	1.0%	$35,023	-	$-
Senior notes (3)	3.3%	6,417,492	3.3%	6,516,392
Term loans	1.4%	1,484,523	2.1%	2,100,009
Unsecured other (4)	6.1%	14,478	6.2%	15,448
Secured mortgages (5)	4.9%	979,585	5.1%	1,172,473
Secured mortgages of consolidated entities (6)	3.0%	1,677,193	2.9%	1,822,509
Totals	3.2%	$10,608,294	3.2%	$11,626,831

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding.

(2)

Included in the outstanding balances are borrowings denominated in non-U.S. dollars, principally: euro ($3.3 billion), Japanese yen ($1.3 billion), Canadian dollars ($0.4 billion) and British pound sterling ($0.2 billion).

(3)	Notes are due January 2018 to June 2026 with effective interest rates ranging from 1.5% to 7.6% at December 31, 2016.

(4)

The balance at December 31, 2016, represents primarily assessment bonds that are due November 2019 to September 2033 with effective interest rates ranging from 4.5% to 7.9%. The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $737.4 million at December 31, 2016.

(5)

Debt is due May 2018 to December 2025 with effective interest rates ranging from 0.4% to 7.8% at December 31, 2016. The debt is secured by 145 real estate properties with an aggregate undepreciated cost of $2.4 billion at December 31, 2016.

(6)

Debt is due July 2017 to December 2027 with effective interest rates ranging from 2.4% to 5.3% at December 31, 2016. The debt is secured by 208 real estate properties with an aggregate undepreciated cost of $3.0 billion at December 31, 2016.

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen and U.S. dollars on a revolving basis. In 2016, we renewed and amended the Global Facility to increase our availability from $2.3 billion to $3.0 billion (subject to currency fluctuations). We have the ability to increase the Global Facility to $3.8 billion, subject to currency fluctuations and obtaining additional lender commitments. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating Partnership. The Global Facility is scheduled to mature in April 2020; however, we may extend the maturity date for six months on two occasions, subject to the satisfaction of certain conditions and payment of extension fees.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We also have a ¥45 billion ($384.4 million at December 31, 2016) Japanese yen revolver (the “Revolver”) with availability to increase to ¥56.5 billion ($482.6 million at December 31, 2016), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating Partnership. The Revolver is scheduled to mature in May 2018.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities (dollars in millions):

	2016	2015	2014
For the years ended December 31:
Weighted average daily interest rate	1.4%	1.1%	1.1%
Weighted average daily borrowings	$128	$261	$182
Maximum borrowings outstanding at any month-end	$307	$942	$742
At December 31:
Aggregate lender – commitments	$3,306	$2,662	$2,742
Less:
Borrowings outstanding	35	-	-
Outstanding letters of credit	36	32	35
Current availability	$3,235	$2,630	$2,707

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

During the years ended December 31 we issued the following senior notes (dollars and euros in thousands):

	Principal Amount		Stated Interest Rate	Effective Interest Rate	Maturity Date
2015
May 2015 (1)	€700,000	$785,470	1.4%	1.5%	May 2021
October 2015		$750,000	3.8%	4.0%	November 2025

2014
February 2014 (1)	€700,000	$959,420	3.4%	3.5%	February 2024
June 2014 (1)	€500,000	$680,550	3.0%	3.1%	June 2026
October 2014 (1)	€600,000	$756,420	1.4%	1.4%	October 2020

(1)	This debt is denominated in euro and the exchange rate used to calculate into U.S. dollar was the effective rate at the date of the transaction.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Initial Borrowing Date	Lender Commitment at 2016		Amount Outstanding at 2016	Amount Outstanding at 2015	Interest Rate	Maturity Date
			Borrowing Currency	USD	USD	USD
2014 Yen Term Loan (1)	JPY	May 2014			$-	$339,858	LIBOR plus 1.20%
Euro Term Loan (2)	USD, EUR, JPY and GBP	June 2014	€500,000	$525,000	193,293	561,879	LIBOR plus 0.98%	June 2017
Senior Term Loan (3)	USD	May 2015			-	400,000	LIBOR plus 1.00%
2015 Yen Term Loan (1)	JPY	June 2015			-	539,906	LIBOR plus 1.10%
2015 Canadian Term Loan	CAD	December 2015	$371,925	$276,322	276,322	267,872	CDOR rate plus 1.50%	February 2023
Yen Term Loan (1)	JPY	August 2016	¥120,000,000	$1,025,057	1,025,057	-	Yen LIBOR plus 0.65%	August 2022 and 2023
Subtotal					1,494,672	2,109,515
Debt issuance costs, net					(10,149)	(9,506)
Totals					$1,484,523	$2,100,009

(1)

In March 2016, we entered into an unsecured senior term loan agreement under which we could draw in Japanese yen and borrowed ¥11.2 billion ($99.5 million). In August 2016, we entered into a separate unsecured senior term loan agreement (the “Yen Term Loan”) under which we can draw in Japanese yen, of which ¥50.0 billion ($427.1 million at December 31, 2016) matures in August 2022 and ¥70.0 billion ($597.9 million at December 31, 2016) matures in August 2023. We may increase the borrowings up to ¥200.0 billion ($1.7 billion at December 31, 2016), subject to obtaining additional lender commitments. In the third quarter of 2016, we borrowed on the Yen Term Loan ($1.2 billion) and used the proceeds to repay and cancel the previous outstanding Japanese yen term loans entered into in 2014 and 2015 and 2016. The Yen Term Loan was fully drawn at December 31, 2016.

(2)

We may increase the borrowings up to €1.0 billion ($1.1 billion at December 31, 2016), subject to obtaining additional lender commitments. We may pay down and reborrow on this term loan. We may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and payment of an extension fee.

(3)	We entered into the Senior Term Loan in connection with the KTR transaction and initially borrowed $1.0 billion. During 2016, we paid down the remaining balance and cancelled Senior Term Loan.

Secured Mortgage Debt

During 2016, we issued secured mortgage debt totaling $152.6 million. The debt has a stated interest rate of 3.3% (an effective interest rate of 3.5%) and matures in January 2022.

TMK bonds are a financing vehicle in Japan for special purposes companies known as TMKs. In 2016, we issued ¥25.7 billion ($244.6 million) of new TMK bonds and paid off or transferred substantially all of our outstanding TMK bonds leaving one TMK bond outstanding for ¥20.0 billion ($170.8 million at December 31, 2016). During 2015, we issued new TMK bonds totaling ¥23.0 billion ($191.0 million).

Debt Covenants

We have approximately $6.5 billion of senior notes and $1.5 billion of term loans outstanding at December 31, 2016, under three separate indentures, as supplemented, and are subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At December 31, 2016, we were in compliance with all of our debt covenants.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-Term Debt Maturities

Principal payments due on our debt, for each year through the period ending December 31, 2026, and thereafter were as follows at December 31, 2016 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage Debt	Total
2017 (1) (2)	$-	$-	$194,150	$428,196	$622,346
2018	35,023	175,000	961	570,291	781,275
2019	-	618,294	1,084	446,360	1,065,738
2020	-	831,071	1,190	428,725	1,260,986
2021	-	1,237,871	1,012	141,548	1,380,431
2022	-	737,870	427,886	163,172	1,328,928
2023	-	850,000	874,916	174,624	1,899,540
2024	-	737,870	911	133,308	872,089
2025	-	750,000	976	134,727	885,703
2026	-	527,050	696	1,223	528,969
Thereafter	-	-	5,368	1,161	6,529
Subtotal	35,023	6,465,026	1,509,150	2,623,335	10,632,534
Premiums (discounts), net	-	(19,573)	-	43,286	23,713
Debt issuance costs, net	-	(27,961)	(10,149)	(9,843)	(47,953)
Totals	$35,023	$6,417,492	$1,499,001	$2,656,778	$10,608,294

(1)

We expect to repay the amounts maturing in 2017 with cash generated from operations, proceeds from dispositions of wholly owned real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in 2017 maturities is the Euro Term Loan that can be extended until 2019.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2016	2015	2014
Gross interest expense	$383,098	$394,012	$377,666
Amortization of premium, net	(30,596)	(45,253)	(21,440)
Amortization of debt issuance costs	15,459	13,412	14,116
Interest expense before capitalization	$367,961	$362,171	$370,342
Capitalized amounts	(64,815)	(60,808)	(61,457)
Net interest expense	$303,146	$301,363	$308,885
Total cash paid for interest, net of amounts capitalized	$322,442	$345,916	$258,441

Early Extinguishment of Debt

In 2014 and 2015, we repurchased or repaid certain debt before the maturity date in an effort to reduce our borrowing costs and extend our debt maturities. As a result, we recognize gains or losses represented by the difference between the recorded debt (including premiums and discounts and related debt issuance costs) and the consideration we paid to retire the debt, including fees.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity related to the repurchase of debt and net loss on early extinguishment of debt for the years ending December 31 (in millions):

	2015	2014
Senior notes:
Original principal amount	$709.7	$1,290.4
Cash purchase price	$789.0	$1,460.3
Term loans:
Original principal amount	$600.0	$-
Cash repayment price	$600.0	$-
Secured mortgage debt:
Original principal amount	$571.5	$528.0
Cash repayment price	$595.5	$531.2
Total:
Original principal amount	$1,881.2	$1,818.4
Cash purchase / repayment price	$1,984.5	$1,991.5
Losses on early extinguishment of debt	$86.3	$165.3

During 2016, we repaid certain debt at the earliest available payment date with no prepayment costs. As a result, we recorded a gain of $2.5 million, which related to premiums associated with the extinguished debt, net of remaining debt issuance costs.

Exchangeable Senior Notes

We had exchangeable senior notes that were issued by the Operating Partnership and were exchangeable into common stock of the Parent. The accounting for the exchangeable senior notes required us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. During the reporting periods, any adjustments to the fair value of the derivative were recorded in earnings as Foreign Currency and Derivative Gains (Losses), Net. The derivative on the debt instrument was amortized over the term of the exchangeable notes. During March 2015, the holders of the exchangeable notes exchanged $459.8 million of their notes for 11.9 million shares of common stock of the Parent and $0.2 million of their notes for cash.

The fair value of the exchange option was $43.0 million immediately before the exchange in March 2015. When the debt was exchanged into common stock, the value of the derivative associated with the debt was reclassified to Additional Paid-In Capital. We recognized unrealized gains of $8.3 million during the first quarter of 2015 and unrealized losses of $10.3 million for the year ended December 31, 2014 on the change in fair value of the derivative instrument associated with the exchangeable debt.

NOTE 10. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2016, 1.1 billion shares were authorized to be issued by the Parent, of which 1.0 billion shares represent common stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

We issued 1.7 million and 3.3 million shares of common stock under our at-the-market program during 2015 and 2014, respectively, which generated $71.5 million and $140.1 million in net proceeds, respectively. We have an equity distribution agreement that allows us to sell up to $750.0 million aggregate gross sales proceeds of shares of common stock, of which $535.2 million remains available for sale, through six designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis.

Under the 2012 Long-Term Incentive Plan (the “LTIP”), certain of our employees and outside directors are able to participate in equity-based compensation plans. See Note 13 for additional information on this plan. We received gross proceeds for the issuance of common stock upon the exercise of stock options of $39.5 million, $18.2 million and $25.8 million, for the years ended December 31, 2016, 2015 and 2014, respectfully. See Note 13 for additional information on this plan.

Preferred Stock

At December 31, 2016, and 2015 our Series Q preferred stock outstanding had a dividend rate of 8.54%, and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly in arrears on the last

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

day of each quarter. Dividends are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

Our tax return for the year ended December 31, 2016, has not been filed. The taxability information presented for our dividends paid in 2016 is based on management’s estimate. Our tax returns for open tax years have not been examined by the Internal Revenue Service, other than those discussed in Note 14. Consequently, the taxability of dividends is subject to change.

In 2016, 2015 and 2014, we paid all of our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2016 (1)	2015	2014
Common Stock:
Ordinary income	$0.60	$0.36	$0.29
Qualified dividend	0.15	0.08	0.41
Capital gains	0.93	1.08	0.62
Total distribution	$1.68	$1.52	$1.32
Preferred Stock – Series Q:
Ordinary income	$2.02	$0.77	$0.71
Qualified dividend	0.29	0.62	1.01
Capital gains	1.96	2.88	2.55
Total dividend	$4.27	$4.27	$4.27

(1)	Taxability for 2016 is estimated.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2015, we issued 4.5 million common limited partnership units in the Operating Partnership in connection with the KTR transaction. See Note 3 for more details on the transaction.

In connection with the acquisition of a portfolio of properties in October 2015, we issued 0.2 million common limited partnership units and 8.9 million Class A Units. The number of units issued was based upon an agreed upon price and had a per unit weighted average fair value at the date of issuance of $41.06. The Class A Units generally have the same rights as the existing common units of the Operating Partnership, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit (in the event the common units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2016, the Class A Units were convertible into 8.7 million common units. The Operating Partnership may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common units.

Distributions paid on the common units and Class A Units, and the taxability of those distributions, are similar to dividends paid on the Parent’s common stock disclosed above.

NOTE 12. NONCONTROLLING INTERESTS

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are redeemable for cash or, at our option into shares of the Parent’s common stock, generally at a rate of one share of common stock to one unit. We also consolidate several entities in which we do not own 100% of the equity and the units of these entities are not exchangeable into our common stock.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and total liabilities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2016	2015	2016	2015	2016	2015	2016	2015
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,424,800	$2,677,642	$6,201,278	$6,788,968	$797,593	$847,084
Prologis North American Industrial Fund (1)	66.1%	66.1%	486,648	490,444	2,479,072	2,619,241	1,038,708	1,165,617
Prologis Brazil Logistics Partners Fund I (1) (2)	50.0%	50.0%	61,836	49,313	131,581	100,836	720	192
Other consolidated entities (3)	various	various	99,185	102,828	866,821	985,188	34,073	42,811
Prologis, L.P. noncontrolling interests			3,072,469	3,320,227	9,678,752	10,494,233	1,871,094	2,055,704
Limited partners in Prologis, L.P. (4) (5)			394,590	432,674	-	-	-	-
Prologis, Inc. noncontrolling interests			$3,467,059	$3,752,901	$9,678,752	$10,494,233	$1,871,094	$2,055,704

(1)

These ventures are considered VIE’s under the new consolidation guidance discussed in Note 2. Based on our evaluation, the noncontrolling interests in these ventures do not hold substantive participating or kick-out rights and therefore as a group they

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

lack the power to direct the significant activities of these ventures that most significantly impact the venture’s economic performance. We have both the power to direct the significant activities and the obligation to absorb losses and the rights to receive benefits from these ventures. As a result, we are the primary beneficiary of both ventures and consistent with prior reporting periods, we consolidate each venture within our financial statements.

(2)

The assets of the Brazil Fund are primarily investments in unconsolidated entities of $113.1 million and $103.1 million at December 31, 2016 and 2015, respectively. For additional information on our unconsolidated investments, see Note 5.

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. At December 31, 2016 and 2015, limited partnership units were exchangeable into cash or, at our option, 1.8 million shares of the Parent’s common stock. In 2015, 52 thousand limited partnership units were redeemed for cash of $3.2 million. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(4)

We had 8.9 million of Class A Units that were convertible into 8.7 million and 8.8 million common limited partnership units of the Operating Partnership at December 31, 2016 and 2015, respectively. They were issued in the fourth quarter of 2015. See Note 11 for further discussion of our Class A Units.

(5)

At December 31, 2016 and 2015, excluding the Class A Units, there were common limited partnership units in the Operating Partnership that were exchangeable into cash or, at our option, 4.6 million and 6.4 million shares of the Parent’s common stock with a fair value of $241.8 million and $275.0 million, respectively, based on the closing stock price of the Parent’s common stock. In 2015, we issued 4.7 million common limited partnership units in the Operating Partnership, principally in connection with the KTR transaction, and in 2016 unitholders exchanged 1.9 million common limited partnership units into an equal number of shares of the Parent’s common stock with a value of $52.2 million. At December 31, 2016 and 2015, there were 2.2 million and 1.2 million LTIP Units (as defined in Note 13) outstanding, respectively, associated with our long-term compensation plan that are exchangeable into common units of the Operating Partnership and redeemable into the Parent’s common stock after they vest and other applicable conditions are met. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

NOTE 13. LONG-TERM COMPENSATION

The 2012 LTIP provides for grants of awards to officers, directors, employees, and consultants of the Parent or its subsidiaries. Awards can be in the form of stock options (non-qualified options and incentive stock options), stock appreciation rights and full value awards (restricted stock, restricted stock units (“RSUs”), Operating Partnership units (“LTIP Units”), special outperformance plan type of LTIP Units and cash incentive awards). An LTIP Unit represents a partnership interest in the Operating Partnership. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common unit in the Operating Partnership and then redeemable for a share of common stock (or cash at the election of the Operating Partnership). No participant can be granted more than 1.5 million shares of common stock under the 2012 LTIP in any one calendar year. Awards may be made under the 2012 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

We have 27.2 million shares reserved for issuance, of which 19.4 million shares of common stock were available for future issuance at December 31, 2016. Each LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

Prologis Outperformance Plan (“POP” formerly “OPP”)

We allocate participation points to participants under our POP corresponding to three-year performance periods beginning January 1. The fair value of the awards are measured at the beginning of the performance period and amortized over the applicable performance period. POP awards are earned to the extent our total stockholder return (“TSR”) for the performance period exceeds the TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points (the “Index”). If this outperformance hurdle is met, the compensation pool is equal to 3% of the excess value created, subject to a maximum of the greater of $75 million or 0.5% of our equity market capitalization at the start of the performance period. Each participant is eligible to receive a percentage of the total compensation pool based on the number of participation points allocated to the participant. If the performance criteria are met, the participants’ points will generally be paid in the form of common stock or POP LTIP Units (as discussed below). If the performance criteria are not met, the participants’ points will be forfeited. Awards earned cannot be paid to participants unless our absolute TSR, as defined in the plan, is positive for the performance period. If we outperform the Index, but the absolute TSR is not positive, payment will be delayed until such time as our absolute TSR becomes positive. If after seven years our absolute TSR has not become positive, the awards will be forfeited.

The POP was amended in 2016. Starting with the 2016 – 2018 performance period, if the relevant performance thresholds are met, participants can earn POP awards for their share of an aggregate performance pool up to $75 million. If earned, these POP awards will be paid after the end of the initial three-year performance period. If our levels of outperformance warrant an aggregate performance pool greater than $75 million, then participants can earn their share of the additional award amount in excess of $75 million up to the Capitalization Cap (the “Excess Award Amount”) during the course of a three-year period after the end of the initial performance period.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

One-third of this Excess Award Amount can be earned at the end of each of the three years after the initial performance period, if our performance meets or exceeds the Index in each of such three years. POP continues to include certain positive TSR requirements, which must be met before participants can be paid awards under POP. In addition, participants will not be able to sell or transfer any equity they receive as initial or excess POP awards until three years after the end of the initial performance period. This amendment impacted the 2016 POP awards, but not the previously issued awards.

We use a Monte Carlo valuation model to value the points allocated under the POP. Participants can elect to choose the form of payment of awards earned, if any, in common stock of the Parent or POP LTIP Units. If and as elected by the participant, POP participation points are exchanged for POP LTIP Units. If the performance criteria are not met, the POP LTIP Units will be forfeited. At December 31, 2016, all awards are equity classified.

The following table details the assumptions using a Monte Carlo valuation model of each grant based on the year it was granted (dollars in thousands):

	2016	2015	2014
Risk free interest rate	0.99%	0.86%	0.67%
Expected volatility	20.5%	28.0%	38.0%
Aggregate fair value	$26,600	$26,500	$23,100

The performance criteria was met for the 2014 – 2016 performance period, which resulted in an aggregate performance pool of $62.2 million awarded in January 2017 in the form of either vested RSUs or POP LTIP Units.

The performance criteria were not met for the 2012 – 2014 and 2013 – 2015 performance periods, therefore, no awards were earned and the awards were forfeited for such performance periods. As the POP has market-based performance criteria, there is no adjustment to the expense previously recognized at the completion of the performance period regardless of the outcome.

Prologis Promote Plan (“PPP”)

Under the PPP, we establish a compensation pool equal to 40% of the promotes earned by Prologis that represents the third-party portion of the promotes. The awards may be settled in some combination of cash, RSUs or for certain participants LTIP Units. The RSUs and LTIP Units have a three-year vesting period.

The following table details the equity awards granted under the PPP for the year ended December 31 (in thousands):

	2016	2015	2014
RSUs granted	77	-	57
Grant date fair value of RSUs granted	$4,126	$-	$2,327
LTIP Units granted	197	-	113
Grant date fair value of LTIP Units granted	$8,984	$-	$4,692

Restricted Stock Units (“RSUs”)

In addition to the RSUs granted under the PPP, we grant RSUs to certain employees, generally on an annual basis. Each RSU represents the right to receive one share of common stock of the Parent and generally vests over a continued service period. The RSUs earn cash dividends during the vesting period and are, therefore, considered participating securities. We charge the value of the dividend to retained earnings. The fair value of the RSU is generally based on the market price of the Parent’s common stock on the date the award is granted and is charged to compensation expense over the service period, which is generally three years.

The following table summarizes the activity for RSUs for the year ended December 31, 2016 (units in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs Vested
Balance at January 1, 2016	1,626	$42.21	109
Granted	843	38.53
Vested and distributed	(807)	41.70
Forfeited	(45)	41.08
Balance at December 31, 2016	1,617	$40.58	125

Total remaining compensation cost related to RSUs outstanding at December 31, 2016, was $31.4 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2019, with a weighted average period of 1.4 years.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Partnership Long-Term Incentive Plan Units (“LTIP Units”)

LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and generally vest ratably over three years. Distributions are paid with respect to the LTIP Units during the vesting period and, therefore, such LTIP Units are considered participating securities. The value of the distribution is charged to Net Income Attributable to Noncontrolling Interests in the Operating Partnership.

The following table summarizes the activity for LTIP Units for the year ended December 31, 2016 (units in thousands):

	Number of LTIP Units	Weighted Average Grant-Date Fair Value	Number of LTIP Units Vested
Balance at January 1, 2016	1,244	$42.21	303
Granted	975	39.01
Balance at December 31, 2016	2,219	$40.81	743

Total remaining compensation cost related to LTIP Units at December 31, 2016, was $38.6 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2019, with a weighted average period of 1.4 years.

Prologis Outperformance Plan Operating Partnership Long-Term Incentive Plan Units (“POP LTIP Units” formerly “OPP LTIP Units”)

At December 31, 2016, we had 0.8 million, 1.4 million and 1.3 million POP LTIP Units outstanding for the 2016 – 2018, 2015 – 2017 and 2014 – 2016 performance periods, respectively. The following table summarizes the activity for the POP LTIP Units for the year ended December 31, 2016 (units in thousands):

Number of POP LTIP Units
Balance at January 1, 2016	3,464
Granted	953
Forfeited	(927)
Balance at December 31, 2016	3,490

Stock Options

We have 2.1 million stock options outstanding and exercisable at December 31, 2016, with a weighted average exercise price of $36.14 and a weighted average life of 2.5 years. The aggregate intrinsic value of exercised options was $45.6 million, $13.7 million, and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. No stock options were granted in the three-year period ended December 31, 2016.

Other Plans

The Prologis 401(k) Plan (the “401(k) Plan”) provides for matching employer contributions of $0.50 for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the 401(k) Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $2.7 million, $2.5 million and $2.2 million for 2016, 2015 and 2014, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching in the three-year period ended December 31, 2016.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2016	2015	2014
Domestic	$719,018	$511,025	$390,874
International	628,086	437,580	322,754
Earnings before income taxes	$1,347,104	$948,605	$713,628

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2016	2015	2014
Current income tax expense (benefit):
U.S. federal	$7,153	$(11,633)	$(6,585)
International	38,493	27,494	52,155
State and local	14,443	12,286	16,014
Total current tax expense	60,089	28,147	61,584

Deferred income tax expense (benefit):
U.S. federal	(3,306)	(810)	(27,374)
International	(2,219)	(4,247)	(59,866)
Total deferred tax benefit	(5,525)	(5,057)	(87,240)
Total income tax expense (benefit)	$54,564	$23,090	$(25,656)

Current Income Taxes

Current income tax expense recognized during 2016 is principally due to tax triggered upon the contribution of assets to our Mexico and Japan co-investment ventures and third party sales from our U.S.TRS. Contributions to our co-investment ventures were not significant during 2015, as such there was a limited impact on current income tax expense. Current income tax expense during 2014 is principally due to taxes triggered upon the contribution of the initial portfolio of properties of certain wholly-owned and AFORES entities to FIBRA Prologis. Current income tax expense during 2015 and 2014 was netted against a current benefit recognized during each year as a result of the operating losses generated by our U.S. TRS.

For the years ended December 31, 2016, 2015 and 2014, we recognized a net expense of $0.3 million and $3.0 million and a net benefit of $1.1 million for uncertain tax positions, respectively.

During the years ended December 31, 2016, 2015 and 2014, cash paid for income taxes, net of refunds, was $29.3 million, $24.1 million and $105.4 million, respectively.

Deferred Income Taxes

The deferred income tax benefits recognized in 2016, 2015 and 2014 were primarily due to a reduction in book basis of the real estate as compared to the tax basis and the reversal of deferred tax liabilities from the contribution and dispositions of properties. The deferred tax liabilities were originally recorded at the time of acquisition. The majority of the deferred tax benefit we recognized in 2014 was due to the reversal of deferred tax liabilities in connection with the initial contribution of properties to FIBRA Prologis and due to the expiration of the holding period on properties previously acquired with existing built-in-gains.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2016	2015
Gross deferred income tax assets:
Net operating loss carryforwards (1)	$350,909	$321,144
Basis difference – real estate properties	56,827	89,856
Basis difference – equity investments and intangibles	4,666	15,593
Section 163(j) interest limitation	40,766	32,684
Capital loss carryforward	25,145	25,282
Other – temporary differences	5,578	8,993
Total gross deferred income tax assets	483,891	493,552
Valuation allowance	(456,699)	(467,440)
Gross deferred income tax assets, net of valuation allowance	27,192	26,112
Gross deferred income tax liabilities:
Basis difference – real estate properties	70,914	82,160
Basis difference – equity investments and intangibles	6,864	6,170
Other – temporary differences	1,028	993
Total gross deferred income tax liabilities	78,806	89,323
Net deferred income tax liabilities	$51,614	$63,211

(1)	At December 31, 2016, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$97,565	$640,431	$371,284	$115,154	$48,318
Tax-effected NOL carryforward	36,597	162,067	117,633	23,001	11,611
Valuation allowance	(36,597)	(146,684)	(117,633)	(23,001)	(11,611)
Net deferred tax asset – NOL carryforward	$-	$15,383	$-	$-	$-
Expiration periods	2023 – 2036	2017 – indefinite	2017 – 2027	2017 – 2025	2017 – indefinite

The deferred tax asset valuation allowance at December 31, 2016, is adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2016, 2015 and 2014, we believe that we have complied with the REIT requirements of the Internal Revenue Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2013 and thereafter.

The liability for uncertain tax positions was $3.0 million, $3.3 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and principally consisted of estimated federal income tax liabilities and included accrued interest and penalties.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The computation of our basic and diluted earnings per share and unit for the years ended December 31 (in thousands, except per share and unit amounts) is as follows:

Prologis, Inc.	2016	2015	2014
Net earnings attributable to common stockholders – Basic	$1,203,218	$862,788	$622,235
Net earnings attributable to exchangeable limited partnership units (1)	37,079	13,120	3,636
Gains, net of expenses, associated with exchangeable debt assumed exchanged (2)	-	(1,614)	-
Adjusted net earnings attributable to common stockholders – Diluted	$1,240,297	$874,294	$625,871

Weighted average common shares outstanding – Basic	526,103	521,241	499,583
Incremental weighted average effect on exchange of limited partnership units (1)	16,833	8,569	3,501
Incremental weighted average effect of equity awards and warrant	3,730	1,961	3,307
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	-	2,173	-
Weighted average common shares outstanding – Diluted (3)	546,666	533,944	506,391

Net earnings per share attributable to common stockholders:
Basic	$2.29	$1.66	$1.25
Diluted	$2.27	$1.64	$1.24

Prologis, L.P.	2016	2015	2014
Net earnings attributable to common unitholders	$1,237,519	$873,914	$624,436
Net earnings attributable to Class A convertible common unitholders	(20,069)	(3,393)	-
Net earnings attributable to common unitholders – Basic	$1,217,450	$870,521	$624,436
Net earnings attributable to Class A convertible common unitholders	20,069	3,393	-
Net earnings attributable to exchangeable limited partnership units	2,778	1,994	1,435
Gain, net of expenses, associated with exchangeable debt assumed exchanged (2)	-	(1,614)	-
Adjusted net earnings attributable to common unitholders – Diluted	$1,240,297	$874,294	$625,871

Weighted average common partnership units outstanding – Basic	532,326	525,912	501,349
Incremental weighted average effect on exchange of Class A convertible units	8,775	2,050	-
Incremental weighted average effect on exchange of limited partnership units	1,835	1,848	1,735
Incremental weighted average effect of equity awards and warrant of Prologis, Inc.	3,730	1,961	3,307
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	-	2,173	-
Weighted average common partnership units outstanding – Diluted (3)	546,666	533,944	506,391

Net earnings per unit attributable to common unitholders:
Basic	$2.29	$1.66	$1.25
Diluted	$2.27	$1.64	$1.24

(1)

Earnings allocated to the exchangeable Operating Partnership units not held by the Parent have been included in the numerator and exchangeable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	In March 2015, the exchangeable debt was settled primarily through the issuance of common stock. The adjustment in 2015 assumes the exchange occurred on January 1, 2015.

(3)	Our total potentially dilutive shares and units outstanding consisted of the following:

	2016	2015	2014
Total weighted average potentially dilutive limited partnership units	10,610	3,898	1,932
Total potentially dilutive stock awards	8,444	7,299	14,366
Total weighted average potentially dilutive shares and units from exchangeable debt	-	2,173	11,879
Total Prologis, L.P.	19,054	13,370	28,177
Limited partners in Prologis, L.P.	6,223	4,671	1,766
Total Prologis, Inc.	25,277	18,041	29,943

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts, such as foreign currency contracts to manage foreign currency exposure, and interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading or speculative purposes. All of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions and overall risk management strategy on a regular basis. We enter into only those transactions we believe will be highly effective at offsetting the underlying risk.

See Note 2 for additional information about our derivative financial instrument policy.

The following table presents the fair value and classification of our derivative instruments at December 31 (in thousands):

	2016		2015
	Asset	Liability	Asset	Liability
Net investment hedges
Canadian dollar denominated	$1,245	$-	$-	$-
Pound sterling denominated	7,439	-	33,471	-

Forwards and options
Euro denominated (1)	10,933	-	11,711	84
Pound sterling denominated (1)	16,985	-	4,241	745
Yen denominated (1)	9,246	1,071	832	717
Other (1)	831	197	3,324	88

Interest rate hedges	435	-	-	12,095

Total fair value of derivatives	$47,114	$1,268	$53,579	$13,729

(1)	As discussed in Note 2, these foreign currency contracts are not designated as hedges, with the exception of cash flow hedges denominated in pesos, which matured in 2016.

Foreign Currency

The following tables summarize the activity in our foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

2016	Foreign Currency Contracts
	Net Investment Hedges			Forwards and Options
Local Currency	CAD	GBP	JPY	EUR	GBP	JPY	Other
Notional amounts at January 1	$-	£238	¥-	€275	£97	¥12,840
New contracts	133	90	11,189	369	-	15,460
Matured, expired or settled contracts	-	(297)	(11,189)	(470)	(49)	(12,800)
Notional amounts at December 31	$133	£31	¥-	€174	£48	¥15,500

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges			Forwards and Options (1)
Notional amounts at January 1	$-	$386	$-	$310	$148	$109	$50
New contracts	100	131	99	413	-	146	15
Matured, expired or settled contracts	-	(471)	(99)	(526)	(70)	(111)	(27)
Notional amounts at December 31	$100	$46	$-	$197	$78	$144	$38

Weighted average forward rate at December 31	1.33	1.51	-	1.13	1.54	107.68
Active contracts at December 31	2	2	-	24	8	30	16

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015	Foreign Currency Contracts
	Net Investment Hedges				Forwards and Options
Local Currency	CAD	EUR	GBP	JPY	EUR	GBP	JPY	Other
Notional amounts at January 1	$-	€300	£238	¥24,136	€284	£-	¥-
New contracts	394	-	118	43,373	333	199	18,740
Matured, expired or settled contracts	(394)	(300)	(118)	(67,509)	(342)	(102)	(5,900)
Notional amounts at December 31	$-	€-	£238	¥-	€275	£97	¥12,840

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges				Forwards and Options (1)
Notional amounts at January 1	$-	$400	$400	$250	$354	$-	$-	$-
New contracts	298	-	186	353	375	300	159	71
Matured, expired or settled contracts	(298)	(400)	(200)	(603)	(419)	(152)	(50)	(21)
Notional amounts at December 31	$-	$-	$386	$-	$310	$148	$109	$50

2014	Foreign Currency Contracts
	Net Investment Hedges			Forwards and Options
Local Currency	EUR	GBP	JPY	EUR
Notional amounts at January 1	€600	£-	¥24,136	€-
New contracts	1,746	238	79,010	365
Matured, expired or settled contracts	(2,046)	-	(79,010)	(81)
Notional amounts at December 31	€300	£238	¥24,136	€284

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges			Forwards and Options (1)
Notional amounts at January 1	$800	$-	$250	$-
New contracts	2,354	400	769	464
Matured, expired or settled contracts	(2,754)	-	(769)	(110)
Notional amounts at December 31	$400	$400	$250	$354

(1)

During 2016, 2015 and 2014, we exercised 49, 32 and 3 option contracts and realized gains of $3.0 million, $14.6 million and $1.1 million, respectively, in Foreign Currency and Derivative Gains (Losses), Net.

We recognized unrealized gains of $19.1 million, $22.1 million and $7.7 million in Foreign Currency and Derivative Gains (Losses), Net from the change in value of our outstanding foreign currency option contracts for the years ended December 31, 2016, 2015 and 2014, respectively.

We had no ineffectiveness on our foreign currency derivative contracts during 2016, 2015 or 2014.

Interest Rate

The following table summarizes the activity in our interest rate swaps for the years ended December 31 (in millions):

	2016 (1)	2015	2014
Notional amounts at January 1	$1,196	$398	$71
New contracts	-	1,158	398
Matured, expired or settled contracts	(925)	(360)	(71)
Notional amounts at December 31	$271	$1,196	$398

(1)	We had three interest rate swaps hedges outstanding at December 31, 2016.

In January 2016, the Bank of Japan introduced negative interest rates. As a result, our two Japanese yen denominated interest rate hedges related to the 2015 yen term loan no longer qualified for hedge accounting due to a zero percent floor mismatch in the hedging relationship. These interest rate hedges were designated as cash flow hedges at December 31, 2015, and the change in fair value was recorded in Other Comprehensive Income. We began recording the change in fair value of these interest rate hedges to the Consolidated Statements of Income when the hedges no longer qualified for hedge accounting.

In August 2016, we entered into the Yen Term Loan and repaid our 2014, 2015 and 2016 yen term loans. At that time, we settled the outstanding contracts related to the previously outstanding term loans for $26.3 million. The fair value of the contracts that qualified for hedge accounting at the date of repayment was recorded to AOCI and will be amortized to Interest Expense over the life of the original term loans. We had $13.7 million remaining in AOCI at December 31, 2016. The change in fair value on the unhedged portion of the

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contracts was recorded in the Consolidated Statements of Income. During the year ended December 31, 2016, we recorded a loss of $9.9 million, respectively, in Foreign Currency and Derivative Gains (Losses), Net. See Note 9 for further discussion of the Yen Term Loan.

During 2015, we entered into two contracts with a notional amount of $526.3 million (¥65.0 billion) to effectively fix the interest rate on the 2015 yen term loan (see above for discussion on the settlement of these contracts) and three contracts with a notional amount of CAD $371.9 million ($271.2 million) to effectively fix the interest rate on the Canadian term loan. In the third quarter of 2015, we entered into two contracts with a notional amount of $360.0 million to effectively fix the interest rate at the three month LIBOR rate of 2.3% on expected future debt issuances. These contracts were settled in the fourth quarter of 2015 when we entered into $750.0 million of senior notes. We recorded a loss of $11.0 million associated with these derivatives that will be amortized to Interest Expense, in accordance with our policy.

During 2014, we entered into two contracts with a notional amount of $398.3 million (¥40.9 billion) to effectively fix the interest rate on the 2014 yen term loan. See above for discussion on the settlement of these contracts.

See Note 9 for more information on our term loans.

Other Comprehensive Income

The change in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation on consolidation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar for which we recorded losses of $304.0 million, $594.0 million and $614.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. It also includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and (losses) associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income for the years ended December 31 (in thousands):

	2016	2015	2014
Derivative net investment hedges (1)	$55,460	$63,934	$122,164
Interest rate and cash flow hedges (2)	(551)	(21,714)	(804)
Our share of derivatives from unconsolidated co-investment ventures	(798)	4,257	(5,694)
Total derivative instruments	54,111	46,477	115,666
Nonderivative net investment hedges (3)	112,591	321,148	321,196
Total derivative and nonderivative hedging instruments	$166,702	$367,625	$436,862

(1)	We received $79.8 million, $128.2 million and $13.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, on the settlement of net investment hedges.

(2)

The amount reclassified to interest expense was $5.5 million for 2016 and for 2015 and 2014 the amounts were not considered significant. For the next 12 months from December 31, 2016, we estimate an additional expense of $5.4 million will be reclassified to Interest Expense.

(3)

At December 31, 2016, 2015 and 2014, we had €3.2 billion ($3.4 billion), €3.2 billion ($3.5 billion) and €2.5 million ($3.0 billion) of debt, net of accrued interest, respectively, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We had €97.6 million ($118.5 million) of debt that was not designated as a nonderivative financial instrument hedge at December 31, 2014. We recognized unrealized gains of $10.0 million and $7.7 million in Foreign Currency and Derivative Gains (Losses), Net on the unhedged portion of our debt for the years ended December 31, 2015 and 2014, respectively. There were no unrealized gains or losses recognized for the year ended December 31, 2016.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2016 and 2015, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2016 and 2015, were classified as Level 2 of the fair value hierarchy.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value Measurements on Nonrecurring Basis

No assets met the criteria to be measured at fair value on a nonrecurring basis at December 31, 2016 or 2015.

Fair Value of Financial Instruments

At December 31, 2016 and 2015, the carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2016 and 2015, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$35,023	$35,061	$-	$-
Senior notes	6,417,492	6,935,485	6,516,392	6,801,118
Term loans and unsecured other	1,499,001	1,510,661	2,115,457	2,128,270
Secured mortgages	979,585	1,055,020	1,172,473	1,262,778
Secured mortgages of consolidated entities	1,677,193	1,683,489	1,822,509	1,825,361
Total debt	$10,608,294	$11,219,716	$11,626,831	$12,017,527

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

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are renewable and expire on the completion of the improvements and infrastructure. At December 31, 2016, and 2015 we had approximately $123.5 million and $131.1 million, respectively, outstanding under such arrangements.

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

NOTE 18. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenues and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we capitalize on the following: (i) the land that we currently own; (ii) the development expertise of our local teams; (iii) our customer relationships; and (iv) our in-depth knowledge in connection with our development activities. Land we own and lease to customers under ground leases is also included in this segment.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Real estate operations:
U.S.	$2,040,308	$1,801,858	$1,306,194
Other Americas	58,541	57,535	97,370
Europe	76,759	69,527	74,413
Asia	62,975	57,792	62,939
Total Real Estate Operations segment	2,238,583	1,986,712	1,540,916
Strategic capital:
U.S.	39,360	39,396	84,178
Other Americas	22,777	22,288	10,990
Europe	185,495	112,793	86,549
Asia	46,920	35,885	38,154
Total Strategic Capital segment	294,552	210,362	219,871

Total revenues	$2,533,135	$2,197,074	$1,760,787

Segment net operating income:
Real estate operations:
U.S.	$1,520,571	$1,256,188	$932,151
Other Americas	38,136	38,280	69,120
Europe	55,563	39,672	40,627
Asia	41,114	41,692	45,262
Total Real Estate Operations segment	1,655,384	1,375,832	1,087,160
Strategic capital:
U.S.	(1,622)	(1,925)	38,101
Other Americas	12,755	13,277	1,911
Europe	142,975	86,264	56,869
Asia	11,938	4,324	7,560
Total Strategic Capital segment	166,046	101,940	104,441

Total segment net operating income	1,821,430	1,477,772	1,191,601

Reconciling items:
General and administrative expenses	222,067	217,227	229,332
Depreciation and amortization expenses	930,985	880,373	642,461
Operating income	668,378	380,172	319,808
Earnings from unconsolidated entities, net	206,307	159,262	134,288
Interest expense	(303,146)	(301,363)	(308,885)
Interest and other income, net	8,101	25,484	25,768
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	757,398	758,887	725,790
Foreign currency and derivative gains (losses), net	7,582	12,466	(17,841)
Gains (losses) on early extinguishment of debt, net	2,484	(86,303)	(165,300)
Earnings before income taxes	$1,347,104	$948,605	$713,628

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2016	2015
Assets:
Real estate operations:
U.S.	$21,286,422	$22,030,457
Other Americas	978,476	919,381
Europe	1,346,589	1,291,991
Asia	936,462	1,157,401
Total Real Estate Operations segment	24,547,949	25,399,230
Strategic capital (1):
U.S.	18,090	19,363
Europe	47,635	49,960
Asia	1,301	2,005
Total Strategic Capital segment	67,026	71,328
Total segment assets	24,614,975	25,470,558

Reconciling items:
Investments in and advances to unconsolidated entities	4,230,429	4,755,620
Assets held for sale or contribution	322,139	378,423
Notes receivable backed by real estate	32,100	235,050
Cash and cash equivalents	807,316	264,080
Other assets	242,973	291,036
Total reconciling items	5,634,957	5,924,209
Total assets	$30,249,932	$31,394,767

(1)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at December 31, 2016 and 2015.

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2016, 2015 and 2014 included the following:

•	We capitalized $25.8 million, $22.7 million and $21.6 million of equity-based compensation expense resulting from our development and leasing activities during 2016, 2015 and 2014, respectively.

•	In 2016, we issued 1.9 million shares of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the Operating Partnership as disclosed in Note 12.

•

We received $135.3 million and $65.3 million of ownership interests in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities during 2016 and 2015, respectively.

•

During 2015, we assumed $290.7 million of secured mortgage debt in connection with the acquisition of real estate properties. Also, as partial consideration for the disposition of some properties acquired during 2015, the buyer assumed debt of $170.1 million.

•	In 2015, common limited partnership units were issued as partial consideration for the acquisition of properties as disclosed in Note 12.

•	See Notes 3, 9 and 12 for information related to the KTR transaction in May 2015.

•

We received $235.1 million of notes receivable backed by real estate in exchange for the disposition of real estate in 2015. See Note 7 for more information on our notes receivable backed by real estate.

•	Holders of our exchangeable senior notes exchanged the majority of their notes into common stock of the Parent in March 2015 as disclosed in Note 9.

•

As partial consideration for properties we contributed to FIBRA Prologis and the conclusion of an unconsolidated co-investment venture during 2014, we received equity valued at $609.7 million and FIBRA Prologis assumed $345.1 million of secured debt. See Note 4 for additional information about this transaction.

•	See Note 3 for information related to acquisitions of controlling interests in our unconsolidated co-investment ventures in 2014.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended,
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2016:
Rental revenues	$437,104	$426,150	$435,868	$435,722
Rental recoveries	$117,012	$119,981	$124,409	$124,163
Total revenues	$606,300	$602,155	$704,565	$620,115
Rental expenses	$(146,581)	$(140,725)	$(140,514)	$(141,050)
Operating income	$129,198	$142,348	$232,624	$164,208
Consolidated net earnings	$222,805	$295,791	$307,242	$466,702
Net earnings attributable to common stockholders	$208,041	$275,383	$279,255	$440,539
Net earnings per share attributable to common stockholders – Basic (1)	$0.40	$0.52	$0.53	$0.83
Net earnings per share attributable to common stockholders – Diluted (1) (2)	$0.39	$0.52	$0.52	$0.82
2015:
Rental revenues	$324,547	$357,828	$418,116	$435,626
Rental recoveries	$94,255	$103,616	$114,639	$124,560
Total revenues	$462,847	$510,404	$580,622	$643,201
Rental expenses	$(127,095)	$(125,820)	$(140,284)	$(150,983)
Operating income	$83,881	$87,348	$103,392	$105,551
Consolidated net earnings	$351,312	$140,260	$307,186	$126,757
Net earnings attributable to common stockholders	$345,206	$140,240	$258,979	$118,363
Net earnings per share attributable to common stockholders – Basic (1)	$0.67	$0.27	$0.49	$0.23
Net earnings per share attributable to common stockholders – Diluted (1) (2)	$0.65	$0.27	$0.49	$0.23

Prologis, L.P.
2016:
Rental revenues	$437,104	$426,150	$435,868	$435,722
Rental recoveries	$117,012	$119,981	$124,409	$124,163
Total revenues	$606,300	$602,155	$704,565	$620,115
Rental expenses	$(146,581)	$(140,725)	$(140,514)	$(141,050)
Operating income	$129,198	$142,348	$232,624	$164,208
Consolidated net earnings	$222,805	$295,791	$307,242	$466,702
Net earnings attributable to common unitholders	$214,275	$283,699	$286,943	$452,602
Net earnings per unit attributable to common unitholders – Basic (1)	$0.40	$0.52	$0.53	$0.83
Net earnings per unit attributable to common unitholders – Diluted (1) (2)	$0.39	$0.52	$0.52	$0.82
2015:
Rental revenues	$324,547	$357,828	$418,116	$435,626
Rental recoveries	$94,255	$103,616	$114,639	$124,560
Total revenues	$462,847	$510,404	$580,622	$643,201
Rental expenses	$(127,095)	$(125,820)	$(140,284)	$(150,983)
Operating income	$83,881	$87,348	$103,392	$105,551
Consolidated net earnings	$351,312	$140,260	$307,186	$126,757
Net earnings attributable to common unitholders	$346,488	$141,538	$262,155	$123,733
Net earnings per unit attributable to common unitholders – Basic (1)	$0.67	$0.27	$0.49	$0.23
Net earnings per unit attributable to common unitholders – Diluted (1) (2)	$0.65	$0.27	$0.49	$0.23

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

Under date of February 14, 2017, we reported on the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

February 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

Under date of February 14, 2017, we reported on the consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

February 14, 2017

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Industrial Operating Properties (d)

North American Markets
United States:
Atlanta, Georgia
Atlanta Airport Distribution Center	4	(d)	4,759	13,591	998	4,759	14,589	19,348	(1,487)	2014, 2015
Atlanta NE at Sugarloaf	1	(d)	620	2,499	73	620	2,572	3,192	(214)	2014
Atlanta NE Distribution Center	8	(d)	5,582	3,047	32,175	6,276	34,528	40,804	(20,201)	1996, 1997
Atlanta South Business Park	9		5,353	28,895	4,341	5,353	33,236	38,589	(6,832)	2011
Atlanta West Distribution Center	6	(d)	13,420	43,556	8,732	13,420	52,288	65,708	(9,893)	1994, 2006, 2012, 2015
Berkeley Lake Distribution Center	1	(d)	2,046	8,712	1,204	2,046	9,916	11,962	(2,659)	2006
Breckenridge Distribution Center	1	(d)	1,645	6,627	277	1,645	6,904	8,549	(555)	2014
Buford Distribution Center	2		2,659	8,847	6,101	2,659	14,948	17,607	(2,190)	2007, 2015
Carter-Pacific Business Center	3	(d)	1,484	5,965	440	1,484	6,405	7,889	(712)	2014
Cobb Place Distribution Center	2		2,970	12,702	1,721	2,970	14,423	17,393	(2,439)	2012
Douglas Hill Distribution Center	4		11,599	46,826	4,820	11,677	51,568	63,245	(19,347)	2005
Hartsfield East Distribution Center	1		697	6,466	654	697	7,120	7,817	(1,131)	2011
Horizon Distribution Center	2	(d)	7,364	36,015	1,659	7,364	37,674	45,038	(4,744)	2006, 2015
Midland Distribution Center	1		1,919	7,679	1,547	1,919	9,226	11,145	(3,304)	2006
Northeast Industrial Center	2		2,821	12,176	1,707	2,821	13,883	16,704	(2,899)	2012
Northmont Industrial Center	1		566	3,209	1,741	566	4,950	5,516	(3,614)	1994
Olympic Industrial Center	2		2,156	8,941	545	2,156	9,486	11,642	(1,088)	2014
Park I-75 South	2	(d)	11,393	18,808	35,508	11,406	54,303	65,709	(5,061)	2013, 2015
Park I-85	4		6,391	11,585	26,264	6,465	37,775	44,240	(1,485)	2015
Peachtree Corners Business Center	5	(d)	5,750	20,670	3,960	5,750	24,630	30,380	(6,394)	1994, 2015
Piedmont Ct. Distribution Center	2		885	5,013	4,269	885	9,282	10,167	(6,465)	1997
Riverside Distribution Center (ATL)	4	(d)	3,306	16,600	4,462	3,329	21,039	24,368	(11,251)	1999, 2014
Royal 85 Industrial Center	3		3,306	16,859	776	3,306	17,635	20,941	(1,081)	2015
Savannah Logistics Center	2	(d)	5,114	46,844	343	5,114	47,187	52,301	(2,665)	2015
Southfield-KRDC Industrial SG	1		1,551	8,621	524	1,551	9,145	10,696	(2,705)	2011
Southside Distribution Center	1		1,186	2,859	590	1,186	3,449	4,635	(952)	2011
Suwanee Creek Distribution Center	2		1,045	4,201	492	1,045	4,693	5,738	(791)	2010, 2013
Tradeport Distribution Center	3	(d)	1,464	4,563	9,663	1,479	14,211	15,690	(8,957)	1994, 1996
Weaver Distribution Center	2		935	5,182	2,439	935	7,621	8,556	(5,742)	1995
Westfork Industrial Center	3	(d)	6,216	19,382	823	6,216	20,205	26,421	(1,306)	2015
Atlanta, Georgia	84		116,202	436,940	158,848	117,099	594,891	711,990	(138,164)

Austin, Texas
Corridor Park Corporate Center	4	(d)	4,579	18,358	622	4,579	18,980	23,559	(1,535)	2014
MET 4-12 LTD	1		4,300	20,456	294	4,300	20,750	25,050	(4,125)	2011
MET PHASE 1 95 LTD	4		5,593	17,211	1,519	5,593	18,730	24,323	(3,961)	2011
Montopolis Distribution Center	1		580	3,384	2,628	580	6,012	6,592	(4,882)	1994
Riverside Distribution Center (AUS)	1		1,849	7,195	93	1,849	7,288	9,137	(435)	2015
Southpark Corporate Center	3		1,470	5,834	227	1,470	6,061	7,531	(484)	2014
Walnut Creek Corporate Center	17	(d)	11,152	46,510	1,643	11,206	48,099	59,305	(7,089)	1994, 2014
Austin, Texas	31		29,523	118,948	7,026	29,577	125,920	155,497	(22,511)

Baltimore/Washington DC
1901 Park 100 Drive	1	(d)	2,409	7,227	1,178	2,409	8,405	10,814	(3,306)	2006
Airport Commons Distribution Center	2	(d)	2,320	-	10,671	2,360	10,631	12,991	(5,474)	1997
Beltway Distribution	1		9,211	33,922	909	9,211	34,831	44,042	(7,016)	2011
BWI Cargo Center E	1		-	10,725	115	-	10,840	10,840	(7,174)	2011
Corcorde Industrial Center	4	(d)	1,538	8,717	5,104	1,538	13,821	15,359	(9,946)	1995
Corridor Industrial Center	1		1,921	7,224	365	1,921	7,589	9,510	(1,515)	2011
Crysen Industrial Center	1		2,285	6,267	656	2,285	6,923	9,208	(1,599)	2011
Gateway Business Center	8		22,025	25,117	21,843	22,261	46,724	68,985	(4,062)	2012, 2014
Gateway Distribution Center	3		2,523	5,715	5,217	3,163	10,292	13,455	(3,229)	1998, 2012
Granite Hill Distribution Center	2		2,959	9,344	74	2,959	9,418	12,377	(2,413)	2011
Greenwood Industrial Center	3		6,828	24,253	2,912	6,828	27,165	33,993	(5,534)	2011
Hampton Central Distribution Center	3	(d)	8,928	26,787	1,090	8,928	27,877	36,805	(2,214)	2014
IAD Cargo Center 5	1		-	43,060	96	-	43,156	43,156	(39,338)	2011
Meadowridge Distribution Center	3	(d)	7,827	18,076	8,397	7,972	26,328	34,300	(4,959)	1998, 2014
Meadowridge Industrial Center	3		4,845	20,576	4,564	4,845	25,140	29,985	(4,891)	2011
Patuxent Range Road	2		2,281	9,638	1,630	2,281	11,268	13,549	(2,490)	2011
Preston Court	1		2,326	10,146	331	2,326	10,477	12,803	(2,181)	2011
ProLogis Park - Dulles	7	(d)	16,703	35,291	854	16,703	36,145	52,848	(4,850)	2012, 2014
Troy Hill Distribution Center	3		9,179	30,415	741	9,179	31,156	40,335	(3,570)	2012, 2014
White Marsh Distribution Center	1		4,714	6,955	625	4,714	7,580	12,294	(256)	2015
Baltimore/Washington DC	51		110,822	339,455	67,372	111,883	405,766	517,649	(116,017)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Central & Eastern, Pennsylvania
Carlisle Distribution Center	9		92,681	328,514	45,559	92,707	374,047	466,754	(38,465)	2012, 2013, 2015
Chambersburg Distribution Center	1		4,188	17,796	138	4,188	17,934	22,122	(2,277)	2013
Harrisburg Distribution Center	6		30,801	122,169	5,554	30,801	127,723	158,524	(18,167)	2004, 2013, 2015
Harrisburg Industrial Center	1		782	6,190	1,837	782	8,027	8,809	(3,776)	2002
I-78 Distribution Center	1		13,030	30,007	444	13,030	30,451	43,481	(5,670)	2011
I-81 Distribution Center	1		1,822	21,583	377	1,822	21,960	23,782	(3,998)	2011
Kraft Distribution Center	1	(d)	7,450	22,457	20	7,450	22,477	29,927	(1,879)	2014
Lehigh Valley Distribution Center	9	(d)	32,520	88,519	50,908	32,782	139,165	171,947	(17,211)	2004, 2010, 2013, 2014, 2015
Northport Industrial Center	1	(d)	12,282	37,910	-	12,282	37,910	50,192	(3,199)	2014
Park 33 Distribution Center	2		28,947	47,081	41,468	31,231	86,265	117,496	(12,094)	2007,2014
PHL Cargo Center C2	1		-	11,966	87	-	12,053	12,053	(6,738)	2011
Quakertown Distribution Center	1		6,966	-	28,369	6,966	28,369	35,335	(7,035)	2006
Central & Eastern, Pennsylvania	34		231,469	734,192	174,761	234,041	906,381	1,140,422	(120,509)

Central Valley, California
Arch Road Logistics Center	2	(d)	9,492	38,060	2,314	9,492	40,374	49,866	(8,729)	2010
Central Valley Distribution Center	2	(d)	4,329	25,033	885	4,329	25,918	30,247	(2,205)	2014
Central Valley Industrial Center	4	(d)	13,064	58,080	9,062	13,473	66,733	80,206	(26,734)	1999, 2002, 2005, 2014
Chabot Commerce Center	2		5,222	13,697	7,731	5,222	21,428	26,650	(6,173)	2011
Duck Creek Distribution Center	1	(d)	6,690	37,858	-	6,690	37,858	44,548	(3,048)	2014
Manteca Distribution Center	1		9,280	27,840	669	9,480	28,309	37,789	(10,673)	2005
Patterson Pass Business Center	4		14,225	19,547	96,523	17,267	113,028	130,295	(7,398)	2007, 2012, 2015, 2016
Tracy II Distribution Center	5		23,905	32,080	152,941	29,246	179,680	208,926	(31,106)	2007, 2009, 2012, 2013
Central Valley, California	21		86,207	252,195	270,125	95,199	513,328	608,527	(96,066)

Charlotte, North Carolina
Charlotte Distribution Center	11	(d)	6,596	8,206	30,225	8,114	36,913	45,027	(18,116)	1995, 1996, 1997, 1998, 2014
Northpark Distribution Center	2	(d)	1,183	6,707	3,287	1,184	9,993	11,177	(6,977)	1994, 1998
West Pointe Business Center	6	(d)	12,832	39,809	20,969	13,134	60,476	73,610	(8,672)	2006, 2012, 2014, 2015
Charlotte, North Carolina	19		20,611	54,722	54,481	22,432	107,382	129,814	(33,765)

Chicago, Illinois
Addison Business Center	1		1,293	2,907	536	1,293	3,443	4,736	(835)	2011
Addison Distribution Center	2		2,594	11,779	2,295	2,594	14,074	16,668	(4,012)	1997, 2015
Alsip Distribution Center	1		4,895	9,710	250	4,895	9,960	14,855	(691)	2015
Arlington Heights Distribution Center	2		5,263	10,361	3,568	5,264	13,928	19,192	(2,754)	2006, 2015
Aurora Distribution Center	6		9,921	53,571	1,645	9,921	55,216	65,137	(4,509)	2015
Bedford Park Distribution Center	2	(d)	3,014	9,271	359	3,014	9,630	12,644	(697)	2015
Bensenville Distribution Center	1		926	3,842	6,429	940	10,257	11,197	(7,769)	1997
Bensenville Industrial Park	14	(d)	43,455	111,007	9,495	43,455	120,502	163,957	(24,998)	2011, 2015
Bloomingdale 100 Business Center	4	(d)	6,563	26,145	1,784	6,563	27,929	34,492	(2,262)	2014
Bolingbrook Distribution Center	13	(d)	40,219	154,530	28,173	40,219	182,703	222,922	(29,862)	1999, 2006, 2014, 2015
Bridgeview Distribution Center	4		1,662	6,882	170	1,662	7,052	8,714	(895)	2014
Chicago Industrial Portfolio	1		1,330	2,876	428	1,330	3,304	4,634	(940)	2011
Cicero Distribution Center	1		3,789	5,819	849	3,789	6,668	10,457	(762)	2015
Des Plaines Distribution Center	4		8,022	17,145	4,129	8,023	21,273	29,296	(8,745)	1995, 1996, 2015
Elgin Distribution Center	1		2,480	6,422	854	2,480	7,276	9,756	(404)	2015
Elk Grove Distribution Center	14	(d)	37,200	81,638	41,879	37,200	123,517	160,717	(48,437)	1995, 1996, 1997, 1999, 2006, 2009, 2015
Elk Grove Du Page	21		14,830	64,408	13,911	14,830	78,319	93,149	(17,943)	2012
Elk Grove Village SG	5		5,856	11,049	1,484	5,856	12,533	18,389	(3,484)	2011
Elmhurst Distribution Center	1		1,862	3,263	472	1,862	3,735	5,597	(197)	2015
Franklin Park Distribution Center	3		22,998	49,906	805	22,998	50,711	73,709	(2,516)	2015
Glendale Heights Distribution Center	5		8,381	39,047	5,895	8,381	44,942	53,323	(17,374)	1999, 2015
Grand Rapids Distribution Center	1	(d)	839	1,516	16	839	1,532	2,371	(77)	2015
Gurnee Distribution Center	2		2,353	5,579	298	2,353	5,877	8,230	(385)	2015
I-55 Distribution Center	2	(d)	5,383	25,504	36,018	11,786	55,119	66,905	(19,352)	2007
Itasca Distribution Center	1	(d)	1,222	5,178	1,077	1,222	6,255	7,477	(806)	2014
Itasca Industrial Portfolio	1		1,044	1,920	229	1,044	2,149	3,193	(545)	2011
Kehoe Industrial Center	2		2,975	7,876	545	2,975	8,421	11,396	(1,013)	2011, 2015
Kennicott Park Distribution Center	1		811	2,996	24	811	3,020	3,831	(221)	2015
Kenosha Distribution Center	2		14,484	117,728	521	14,484	118,249	132,733	(5,085)	2015
McCook Distribution Center	1		1,968	6,784	281	1,968	7,065	9,033	(333)	2015
Melrose Park Distribution Center	2		9,544	27,851	488	9,544	28,339	37,883	(1,390)	2015
Minooka Distribution Center	3		18,420	67,250	18,437	19,404	84,703	104,107	(23,238)	2005, 2008, 2014
Mitchell Distribution Center	1		1,236	7,004	4,355	1,236	11,359	12,595	(7,913)	1996
Mount Pleasant Distribution Center	1		2,876	8,171	574	2,876	8,745	11,621	(399)	2015
NDP - Chicago	1		461	1,362	78	461	1,440	1,901	(294)	2011
Northbrook Distribution Center	1		2,056	8,227	4,015	2,056	12,242	14,298	(3,532)	2007
Northlake Distribution Center	1		5,015	13,569	125	5,015	13,694	18,709	(760)	2015

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
OHare Industrial Portfolio	5		3,455	8,724	216	3,455	8,940	12,395	(2,387)	2011
Palatine Distribution Center	1		497	2,723	299	497	3,022	3,519	(200)	2015
Pleasant Prairie Distribution Center	2		3,293	16,321	3,597	3,293	19,918	23,211	(7,053)	1999, 2015
Remington Lakes Distribution Center	1		2,382	11,657	901	2,382	12,558	14,940	(2,210)	2011
Romeoville Distribution Center	7	(d)	30,559	116,956	11,527	30,559	128,483	159,042	(38,273)	2005, 2015
S.C. Johnson & Son	1		2,267	15,911	1,842	3,152	16,868	20,020	(4,287)	2008
Shiller Park Distribution Center	17		17,339	33,001	3,350	17,339	36,351	53,690	(2,363)	2015
Touhy Cargo Terminal	1		2,697	8,909	-	2,697	8,909	11,606	(1,503)	2011
Tower Distribution Center	1		2,050	1,279	5	2,050	1,284	3,334	(62)	2015
Waukegan Distribution Center	1		2,451	9,438	506	2,451	9,944	12,395	(3,260)	2007
West Chicago Distribution Center	2		3,125	12,764	4,971	3,125	17,735	20,860	(6,425)	2005, 2015
Willowbrook Distribution Center	1	(d)	855	3,134	23	855	3,157	4,012	(337)	2015
Windsor Court	1		635	3,493	536	635	4,029	4,664	(880)	2011
Woodale Distribution Center	1		263	1,490	599	263	2,089	2,352	(1,454)	1997
Woodridge Distribution Center	15	(d)	49,943	215,504	27,177	53,310	239,314	292,624	(83,241)	2005, 2007, 2015
Yohan Industrial Center	3		4,219	12,306	1,685	4,219	13,991	18,210	(2,937)	2011
Chicago, Illinois	189		423,270	1,463,703	249,725	434,925	1,701,773	2,136,698	(402,301)

Cincinnati, Ohio
Airpark Distribution Center	4	(d)	5,851	21,846	15,049	6,831	35,915	42,746	(10,495)	1996, 2012, 2014
DAY Cargo Center	5		-	4,749	671	-	5,420	5,420	(2,388)	2011
Fairfield Commerce Center	1	(d)	2,526	10,110	105	2,526	10,215	12,741	(870)	2014
Gateway International Distribution Center	1		2,676	-	18,534	2,695	18,515	21,210	(445)	2015
Monroe Park	1	(d)	7,222	29,606	506	7,222	30,112	37,334	(2,547)	2014
Mosteller Distribution Center	1	(d)	921	3,888	165	921	4,053	4,974	(379)	2014
Park I-275	4	(d)	15,939	61,886	3,815	15,939	65,701	81,640	(9,244)	2008, 2012, 2014
Sharonville Distribution Center	2	(d)	1,202	-	15,838	2,424	14,616	17,040	(7,486)	1997
West Chester Commerce Park I	3		3,366	13,877	3,203	3,366	17,080	20,446	(2,581)	2012, 2014
Cincinnati, Ohio	22		39,703	145,962	57,886	41,924	201,627	243,551	(36,435)

Columbus, Ohio
Alum Creek Distribution Center	3	(d)	3,945	33,239	321	3,945	33,560	37,505	(1,871)	2015
Brookham Distribution Center	2		5,964	23,858	5,130	5,965	28,987	34,952	(12,576)	2005
Capital Park South Distribution Center	8	(d)	10,077	39,631	32,697	10,470	71,935	82,405	(24,153)	1996, 2012, 2014
Columbus West Industrial Center	1		427	2,407	202	427	2,609	3,036	(298)	2014
Corporate Park West	1	(d)	633	3,583	89	633	3,672	4,305	(327)	2014
Crosswinds Distribution Center	1		3,058	17,758	500	3,058	18,258	21,316	(1,666)	2014
Etna Distribution Center	2	(d)	5,840	33,734	1,055	5,840	34,789	40,629	(2,954)	2014
International Street Commerce Center	2		1,503	6,356	483	1,503	6,839	8,342	(1,312)	2012
South Park Distribution Center	2	(d)	3,343	15,182	3,627	3,343	18,809	22,152	(9,453)	1999, 2005
Westpointe Distribution Center	2		1,446	7,601	1,764	1,446	9,365	10,811	(4,312)	2007
Columbus, Ohio	24		36,236	183,349	45,868	36,630	228,823	265,453	(58,922)

Dallas/Fort Worth, Texas
Arlington Corporate Center	4	(d)	9,380	41,744	450	9,380	42,194	51,574	(5,320)	2012, 2014, 2015
Dallas Corporate Center	11	(d)	6,449	5,441	35,845	6,645	41,090	47,735	(21,109)	1996, 1997, 1998, 1999, 2012
Dallas Corporate Center North Distribution Center	2		6,014	-	20,152	5,990	20,176	26,166	(301)	2015
DFW Cargo Center 1	1		-	35,117	1,284	-	36,401	36,401	(8,082)	2011
DFW Cargo Center 2	1		-	27,916	221	-	28,137	28,137	(5,964)	2011
DFW Cargo Center East	3		-	19,730	367	-	20,097	20,097	(7,001)	2011
DFW Logistics Center 6	1		2,010	8,153	580	2,010	8,733	10,743	(418)	2015
Flower Mound Distribution Center	1	(d)	5,157	20,991	2,588	5,157	23,579	28,736	(8,198)	2007
Frankford Trade Center	4		6,882	27,530	807	6,882	28,337	35,219	(938)	2015
Freeport Corporate Center	6	(d)	15,965	63,935	9,665	15,872	73,693	89,565	(9,737)	2012, 2014
Freeport Distribution Center	4		1,393	5,549	6,289	1,440	11,791	13,231	(7,219)	1996, 1997, 1998
Gold Spike Distribution Center	1		3,629	-	18,094	3,629	18,094	21,723	(334)	2015
Great Southwest Corporate Center	3		4,476	18,358	455	4,476	18,813	23,289	(1,625)	2014
Great Southwest Distribution Center	22	(d)	44,349	190,068	26,195	44,454	216,158	260,612	(67,964)	1995, 1996, 1997, 1999, 2000, 2005, 2012, 2014, 2015
Greater Dallas Industrial Portfolio	3		3,525	16,375	1,713	3,525	18,088	21,613	(4,066)	2011
Heritage Business Park	9	(d)	20,153	93,145	29,179	20,153	122,324	142,477	(5,187)	2015
Lonestar Portfolio	1		2,396	7,839	2,774	2,396	10,613	13,009	(2,655)	2011
Mesquite Distribution Center	2		8,355	34,609	1,247	8,355	35,856	44,211	(4,450)	2012, 2014
Northgate Distribution Center	10	(d)	13,001	62,062	9,361	13,488	70,936	84,424	(23,775)	1999, 2005, 2008, 2012, 2014
Park 121 Distribution Center	1		6,888	-	14,628	7,662	13,854	21,516	(217)	2016
Riverside Drive Distribution Center	1	(d)	5,107	14,919	74	5,107	14,993	20,100	(1,020)	2015
ST Micro Distribution Center	2		2,429	-	17,317	4,026	15,720	19,746	(96)	2016
Stemmons Distribution Center	1		272	1,544	1,018	272	2,562	2,834	(1,887)	1995
Stemmons Industrial Center	8		1,653	10,526	6,697	1,653	17,223	18,876	(12,552)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	1	(d)	735	3,774	1,114	735	4,888	5,623	(2,907)	1999
Valwood Business Center	5	(d)	4,679	19,195	1,762	4,679	20,957	25,636	(6,034)	2001, 2006, 2014

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Valwood Distribution Center	5	(d)	4,742	20,629	1,860	4,742	22,489	27,231	(5,039)	1999, 2014
Valwood Industrial Center	2		1,802	9,658	958	1,802	10,616	12,418	(2,564)	2011
Watersridge Distribution Center	1	(d)	1,939	11,365	103	1,939	11,468	13,407	(622)	2015
Dallas/Fort Worth, Texas	116		183,380	770,172	212,797	186,469	979,880	1,166,349	(217,281)

Denver, Colorado
Denver Business Center	3		3,142	13,396	830	3,142	14,226	17,368	(2,507)	2012
Havana Distribution Center	1	(d)	1,421	5,657	330	1,421	5,987	7,408	(700)	2014
Pagosa Distribution Center	1	(d)	398	2,322	1,993	398	4,315	4,713	(3,249)	1993
Peoria Distribution Center	2	(d)	4,129	16,593	160	4,129	16,753	20,882	(1,392)	2014
Stapleton Business Center North	2		8,930	-	32,664	7,230	34,364	41,594	(1,869)	2014, 2015
Stapleton Business Center	12		34,634	139,257	12,215	34,635	151,471	186,106	(58,668)	2005
Upland Distribution Center	6	(d)	4,064	19,035	6,180	4,077	25,202	29,279	(7,295)	1994, 1995, 2014
Upland Distribution Center II	2	(d)	1,396	5,349	2,183	1,409	7,519	8,928	(3,465)	1993, 2014
Denver, Colorado	29		58,114	201,609	56,555	56,441	259,837	316,278	(79,145)

Houston, Texas
Avondale Distribution Center	1		2,231	5,044	451	2,231	5,495	7,726	(306)	2015
Blalock Distribution Center	3	(d)	5,032	21,983	3,340	5,031	25,324	30,355	(6,747)	2002, 2012
Cole Creek Distribution Center	1		3,865	22,534	298	3,865	22,832	26,697	(1,111)	2015
IAH Cargo Center 1	1		-	13,267	546	-	13,813	13,813	(1,813)	2012
Jersey Village Corporate Center	4	(d)	17,971	73,062	2,905	17,830	76,108	93,938	(9,957)	2012, 2014
Kempwood Business Center	4		1,746	9,894	3,819	1,746	13,713	15,459	(7,878)	2001
Northpark Distribution Center	12	(d)	15,015	37,139	36,813	15,015	73,952	88,967	(10,763)	2006, 2008, 2012, 2013, 2014
Perimeter Distribution Center	2		676	4,604	1,131	745	5,666	6,411	(3,443)	1999
Pine Forest Business Center	11	(d)	6,042	27,639	9,861	6,042	37,500	43,542	(18,792)	1993, 1995, 2014
Pine North Distribution Center	2		847	4,800	2,067	847	6,867	7,714	(3,889)	1999
Pinemont Distribution Center	2		642	3,636	1,153	642	4,789	5,431	(2,976)	1999
Post Oak Business Center	11		2,334	11,655	10,351	2,334	22,006	24,340	(16,351)	1993, 1994, 1996
Post Oak Distribution Center	5		1,522	8,758	6,560	1,522	15,318	16,840	(11,915)	1993, 1994
Satsuma Station Distribution Center	1	(d)	3,088	22,389	190	3,088	22,579	25,667	(1,018)	2015
South Loop Distribution Center	2		418	1,943	2,285	418	4,228	4,646	(3,106)	1994
Sugarland Corporate Center	2		3,506	14,067	123	3,506	14,190	17,696	(1,173)	2014
West by Northwest Industrial Center	9	(d)	11,316	46,372	4,386	11,456	50,618	62,074	(9,179)	1993, 1994, 2012, 2014
White Street Distribution Center	1		469	2,656	2,544	469	5,200	5,669	(3,797)	1995
Wingfoot Distribution Center	2		1,976	8,606	3,480	1,976	12,086	14,062	(2,229)	2012, 2013
World Houston Distribution Center	1		1,529	6,326	91	1,529	6,417	7,946	(950)	2012
Houston, Texas	77		80,225	346,374	92,394	80,292	438,701	518,993	(117,393)

Indianapolis, Indiana
Airport Business Center	2	(d)	1,667	6,445	464	1,667	6,909	8,576	(577)	2014
Airtech Park	1	(d)	7,305	29,001	467	7,305	29,468	36,773	(2,464)	2014
Eastside Distribution Center	1		228	1,187	2,255	299	3,371	3,670	(2,188)	1995
North by Northeast Corporate Center	1		1,058	-	9,302	1,059	9,301	10,360	(5,718)	1995
North Plainfield Park Distribution Center	1	(d)	8,562	34,778	103	8,562	34,881	43,443	(2,925)	2014
Park 100 Industrial Center	16	(d)	9,360	38,402	23,790	9,360	62,192	71,552	(27,240)	1995, 2012
Park 267	1		3,705	15,695	948	3,705	16,643	20,348	(1,293)	2014
Shadeland Industrial Center	3		428	2,431	3,459	429	5,889	6,318	(4,225)	1995
Indianapolis, Indiana	26		32,313	127,939	40,788	32,386	168,654	201,040	(46,630)

Jacksonville, Florida
JAX Cargo Center	1		-	2,892	176	-	3,068	3,068	(1,423)	2011
Jacksonville, Florida	1		-	2,892	176	-	3,068	3,068	(1,423)

Kansas City, Kansas
MCI Cargo Center 1	1		-	2,781	278	-	3,059	3,059	(2,026)	2011
MCI Cargo Center 2	1		-	11,630	-	-	11,630	11,630	(3,975)	2011
Kansas City, Kansas	2		-	14,411	278	-	14,689	14,689	(6,001)

Las Vegas, Nevada
Arrowhead Commerce Center	15	(d)	30,075	82,214	2,599	30,075	84,813	114,888	(4,433)	2015
Cameron Business Center	1		1,963	3,626	343	1,963	3,969	5,932	(206)	2015
Las Vegas Corporate Center	6		23,118	51,157	1,846	13,656	62,465	76,121	(3,813)	2014, 2015
Montessouri Distribution Center	1		1,039	2,967	15	1,039	2,982	4,021	(184)	2015
North 15 Freeway Distribution Center	1		2,638	9,887	1,731	2,655	11,601	14,256	(67)	2016
Pama Distribution Center	1	(d)	2,223	5,695	78	2,223	5,773	7,996	(292)	2015
Sunrise Industrial Park	10		21,499	92,503	19,237	21,611	111,628	133,239	(13,142)	2011, 2013, 2014, 2016
Valley View Distribution Center	1		2,420	258	8	2,420	266	2,686	(168)	2015
Warm Springs Distribution Center	6	(d)	8,897	39,055	606	8,897	39,661	48,558	(2,104)	2015

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
West One Business Center	4		2,468	13,985	5,614	2,468	19,599	22,067	(13,436)	1996
Las Vegas, Nevada	46		96,340	301,347	32,077	87,007	342,757	429,764	(37,845)

Louisville, Kentucky
Cedar Grove Distribution Center	5		20,697	105,257	4,238	20,696	109,496	130,192	(17,257)	2005, 2008, 2012, 2015
Commerce Crossings Distribution Center	1		1,912	7,649	284	1,912	7,933	9,845	(3,018)	2005
I-65 Meyer Distribution Center	3		9,557	32,334	25,882	9,864	57,909	67,773	(11,615)	2006, 2012, 2015
New Cut Road Distribution Center	1		2,711	11,694	803	2,711	12,497	15,208	(2,436)	2012
River Ridge Distribution Center	1		8,102	69,329	303	8,102	69,632	77,734	(3,044)	2015
Louisville, Kentucky	11		42,979	226,263	31,510	43,285	257,467	300,752	(37,370)

Memphis, Tennessee
Delp Distribution Center	3		1,068	10,546	1,036	1,068	11,582	12,650	(8,384)	1995
DeSoto Distribution Center	3	(d)	7,225	4,136	35,967	6,778	40,550	47,328	(9,042)	2007, 2014
Memphis Industrial Park	2		3,252	14,448	1,693	3,252	16,141	19,393	(3,114)	2012
Olive Branch Distribution Center	1		6,719	31,134	443	6,719	31,577	38,296	(6,611)	2012
Willow Lake Distribution Center	1		613	3,474	109	613	3,583	4,196	(2,313)	1999
Memphis, Tennessee	10		18,877	63,738	39,248	18,430	103,433	121,863	(29,464)

Nashville, Tennessee
CentrePointe Distribution Center	4	(d)	7,507	15,042	16,220	9,067	29,702	38,769	(1,801)	2013, 2016
Elam Farms Park	1		2,097	8,386	1,928	2,097	10,314	12,411	(1,758)	2013
I-40 Industrial Center	4		3,075	15,333	5,611	3,075	20,944	24,019	(9,101)	1995, 1996, 1999, 2012
Interchange City Distribution Center	11	(d)	11,460	49,472	6,184	11,460	55,656	67,116	(8,538)	1999, 2012, 2014
Nashville North Distribution Center	4	(d)	6,194	44,587	839	6,194	45,426	51,620	(2,479)	2015
Southpark Distribution Center	4	(d)	11,834	47,335	1,583	11,834	48,918	60,752	(5,019)	2013
Nashville, Tennessee	28		42,167	180,155	32,365	43,727	210,960	254,687	(28,696)

New Jersey/New York
Brunswick Distribution Center	2		870	4,928	3,665	870	8,593	9,463	(5,681)	1997
Carteret Distribution Center	3		39,148	109,124	892	39,148	110,016	149,164	(6,225)	2015
CenterPoint Distribution Center	1		2,839	12,490	1,851	2,839	14,341	17,180	(3,314)	2012
Clifton Distribution Center	1		8,064	12,096	2,555	8,064	14,651	22,715	(3,165)	2010
Cranbury Business Park	8	(d)	43,056	91,129	4,561	43,056	95,690	138,746	(13,029)	2012, 2014
Dellamor	7		6,710	35,478	2,669	6,710	38,147	44,857	(9,617)	2011
Docks Corner SG (Phase II)	1		16,232	19,264	7,270	16,232	26,534	42,766	(9,747)	2011
Edison Distribution Center	1		30,610	52,190	11,042	30,610	63,232	93,842	(1,789)	2015
Elizabeth Seaport II	1		37,325	-	38,131	40,896	34,560	75,456	(49)	2016
Exit 10 Distribution Center	7	(d)	35,289	147,492	12,715	35,289	160,207	195,496	(53,850)	2005, 2015
Exit 7 Distribution Center	2	(d)	35,728	117,157	753	35,728	117,910	153,638	(5,139)	2015
Exit 8A Distribution Center	2	(d)	21,164	85,257	4,876	21,164	90,133	111,297	(20,304)	2005, 2014
Franklin Commerce Center	1		9,304	23,768	502	9,304	24,270	33,574	(4,090)	2011
Gourmet Lane Distribution Center	1		13,099	23,539	1,167	13,099	24,706	37,805	(856)	2015
Highway 17 55 Madis	1		2,937	13,477	1,115	2,937	14,592	17,529	(3,582)	2011
Interstate Distribution Center	3	(d)	30,188	76,705	902	30,188	77,607	107,795	(3,682)	2015
JFK Cargo Center 75_77	2		-	35,916	5,489	-	41,405	41,405	(19,902)	2011
Kilmer Distribution Center	4	(d)	2,526	14,313	5,007	2,526	19,320	21,846	(12,851)	1996
Liberty Log Center	1		3,273	24,029	372	3,273	24,401	27,674	(3,771)	2011
Linden Industrial Center	1	(d)	17,332	24,264	1,397	17,332	25,661	42,993	(920)	2015
Lister Distribution Center	1		16,855	21,802	1,422	16,855	23,224	40,079	(768)	2015
Maspeth Distribution Center	1	(d)	23,784	10,849	278	23,784	11,127	34,911	(364)	2015
Meadow Lane	1		1,036	6,388	27	1,036	6,415	7,451	(1,518)	2011
Meadowland Distribution Center	6	(d)	26,379	83,224	7,428	26,379	90,652	117,031	(25,559)	2005, 2015
Meadowland Industrial Center	7	(d)	4,190	13,469	20,655	4,190	34,124	38,314	(22,140)	1996, 1998
Meadowlands ALFII	3		3,972	18,895	3,427	3,972	22,322	26,294	(4,846)	2011
Meadowlands Park	8		6,898	41,471	1,998	6,898	43,469	50,367	(10,405)	2011
Mooncreek Distribution Center	1		3,319	13,422	15	3,319	13,437	16,756	(3,429)	2011
Murray Hill Parkway	2		2,907	12,040	525	2,907	12,565	15,472	(2,655)	2011
Newark Airport I and II	2		19,045	21,936	901	19,045	22,837	41,882	(1,882)	2011, 2015
Orchard Hill	1		678	3,756	20	678	3,776	4,454	(955)	2011
Pennsauken Distribution Center	2		192	959	655	203	1,603	1,806	(958)	1999
Perth Amboy Corporate Park	2	(d)	54,701	66,534	4,365	54,701	70,899	125,600	(2,554)	2015
Port Reading Business Park	10	(d)	211,931	256,740	119,387	201,814	386,244	588,058	(27,772)	2005, 2014, 2015
Ports Jersey City Distribution Center	1		34,133	-	61,057	34,504	60,686	95,190	(4,454)	2014
Portview Commerce Center	3	(d)	9,577	21,581	19,134	9,798	40,494	50,292	(5,710)	2011, 2012
Secaucus Distribution Center	2	(d)	9,603	-	26,905	9,603	26,905	36,508	(3,142)	2012
Skyland Crossdock	1		-	9,831	1,308	-	11,139	11,139	(3,018)	2011
South Jersey Distribution Center	1		6,912	17,437	216	6,912	17,653	24,565	(2,317)	2013
Teterboro Meadowlands 15	2		18,169	34,604	226	18,169	34,830	52,999	(5,752)	2011, 2015

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Two South Middlesex	1		4,389	8,410	1,030	4,389	9,440	13,829	(2,408)	2011
New Jersey/New York	108		814,364	1,585,964	377,910	808,421	1,969,817	2,778,238	(314,169)

Orlando, Florida
Beltway Commerce Center	4		18,835	25,526	15,316	18,840	40,837	59,677	(7,093)	2008, 2015
Chancellor Distribution Center	1		380	2,157	2,615	380	4,772	5,152	(3,391)	1994
Chancellor Square	3		2,087	9,708	2,320	687	13,428	14,115	(2,928)	2011
Consulate Distribution Center	5	(d)	6,105	31,550	3,419	6,105	34,969	41,074	(16,254)	1999, 2014
Crowne Pointe Park	1		3,888	7,497	1,592	3,888	9,089	12,977	(434)	2015
Davenport Distribution Center	1		934	3,991	102	934	4,093	5,027	(763)	2012
Lake Mary Logistics Center	1		1,374	5,101	185	1,374	5,286	6,660	(277)	2015
Orlando Airport Park	1		5,259	-	17,025	5,724	16,560	22,284	(104)	2016
Orlando Central Park	1		1,398	5,977	416	1,398	6,393	7,791	(1,378)	2012
Orlando Corporate Center	6	(d)	8,061	33,030	1,544	8,061	34,574	42,635	(3,061)	2014
Presidents Drive	6		6,845	31,180	4,240	6,845	35,420	42,265	(8,892)	2011
Sand Lake Service Center	6		3,704	19,546	4,035	3,704	23,581	27,285	(5,793)	2011
Orlando, Florida	36		58,870	175,263	52,809	57,940	229,002	286,942	(50,368)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	2,042	561	4,836	5,397	(3,781)	1994
Alameda Distribution Center	2		3,872	14,358	3,184	3,872	17,542	21,414	(6,945)	2005
Brookridge Distribution Center	1	(d)	3,897	15,153	241	3,897	15,394	19,291	(1,357)	2014
Hohokam 10 Business Center	1		1,317	7,468	1,581	1,318	9,048	10,366	(5,355)	1999
Kyrene Commons Distribution Center	3		1,093	5,475	2,909	1,093	8,384	9,477	(5,550)	1992, 1998, 1999
Papago Distribution Center	3		4,828	20,017	5,275	4,829	25,291	30,120	(11,790)	1994, 2005
Phoenix Distribution Center	1		1,441	5,578	1,026	1,441	6,604	8,045	(978)	2012
Sky Harbor Distribution Center	3		-	14,023	2,714	-	16,737	16,737	(336)	2016
University Dr Distribution Center	1		683	2,735	825	683	3,560	4,243	(1,298)	2005
Watkins Street Distribution Center	1		242	1,375	801	243	2,175	2,418	(1,496)	1995
Wilson Drive Distribution Center	1		1,273	5,093	992	1,273	6,085	7,358	(2,499)	2005
Phoenix, Arizona	19		19,149	94,127	21,590	19,210	115,656	134,866	(41,385)

Portland, Oregon
Clackamas Distribution Center	5	(d)	8,828	28,192	590	8,828	28,782	37,610	(2,907)	2012, 2014
PDX Cargo Center Airtrans	2		-	13,697	246	-	13,943	13,943	(4,284)	2011
PDX Corporate Center East	4	(d)	7,126	21,303	352	7,126	21,655	28,781	(1,743)	2014
PDX Corporate Center North Phase II	4	(d)(e)	10,293	25,461	2,155	10,293	27,616	37,909	(4,266)	2008, 2014
Portland Northwest Corporate Park	10		13,666	40,999	1,068	13,666	42,067	55,733	(2,171)	2015
Southshore Corporate Center	3	(d)	9,480	24,173	11,154	8,143	36,664	44,807	(6,029)	2006, 2014, 2015
Portland, Oregon	28		49,393	153,825	15,565	48,056	170,727	218,783	(21,400)

Reno, Nevada
Damonte Ranch Distribution Center	3	(d)	8,764	36,766	1,317	8,764	38,083	46,847	(6,238)	2012, 2014
Golden Valley Distribution Center	1		940	13,686	4,237	2,415	16,448	18,863	(5,720)	2005
Reno Aircenter	1		544	12,292	1,686	544	13,978	14,522	(571)	2015
RNO Cargo Center 10_11	2		-	4,265	405	-	4,670	4,670	(1,658)	2011
Sage Point Business Park	1		1,705	6,821	457	1,705	7,278	8,983	(368)	2015
Stead Distribution Center	1	(d)	1,046	19,330	607	1,046	19,937	20,983	(931)	2015
Tahoe-Reno Industrial Center	3	(d)	6,705	30,381	59,889	6,704	90,271	96,975	(8,571)	2007, 2015
Vista Industrial Park	6	(d)	5,923	26,807	10,940	5,923	37,747	43,670	(20,665)	1994, 2001
Reno, Nevada	18		25,627	150,348	79,538	27,101	228,412	255,513	(44,722)

San Antonio, Texas
Coliseum Distribution Center	2	(d)	1,607	6,548	94	1,607	6,642	8,249	(565)	2014
Cornerstone Distribution Center	1		2,173	-	14,823	2,386	14,610	16,996	(191)	2016
Director Drive Distribution Center	2		1,271	5,455	299	1,271	5,754	7,025	(1,268)	2012
Downtown Distribution Center	1		579	2,347	-	579	2,347	2,926	(206)	2014
Eisenhauer Distribution Center	5	(d)	5,042	21,383	1,592	5,042	22,975	28,017	(3,625)	2012, 2014
Interchange East Distribution Center	1		1,496	6,535	234	1,496	6,769	8,265	(1,872)	2012
Macro Distribution Center	4		2,535	12,395	4,887	2,535	17,282	19,817	(6,481)	2002, 2014
Perrin Creek Corporate Center	10	(d)	9,770	40,193	1,526	9,770	41,719	51,489	(5,552)	2012, 2014
Rittiman East Industrial Park	2		4,848	19,223	3,292	4,848	22,515	27,363	(8,173)	2006
San Antonio Distribution Center II	3		885	-	7,893	885	7,893	8,778	(4,834)	1994
San Antonio Distribution Center III	3	(d)	3,154	12,876	211	3,154	13,087	16,241	(1,526)	2012, 2014
Tri-County Distribution Center	4	(d)	6,888	27,718	2,269	6,889	29,986	36,875	(5,729)	2007, 2014
San Antonio, Texas	38		40,248	154,673	37,120	40,462	191,579	232,041	(40,022)

San Francisco Bay Area, California
Acer Distribution Center	1	(d)	3,368	15,139	277	3,368	15,416	18,784	(3,777)	2011
Alvarado Business Center	10		20,739	62,595	7,995	20,739	70,590	91,329	(27,825)	2005

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Bayshore Distribution Center	1		6,450	15,049	2,696	6,450	17,745	24,195	(4,679)	2011
Bayside Corporate Center	7		4,365	-	23,031	4,365	23,031	27,396	(14,496)	1995, 1996
Bayside Plaza I	12		5,212	18,008	9,688	5,216	27,692	32,908	(20,122)	1993
Bayside Plaza II	2		634	-	3,931	634	3,931	4,565	(2,655)	1994
Boyce Distribution Center	2		21,719	-	35,182	22,360	34,541	56,901	(447)	2016
Brennan Distribution Center	1		1,912	7,553	125	1,912	7,678	9,590	(1,842)	2011
Component Drive Industrial Portfolio	3		2,829	13,532	785	2,829	14,317	17,146	(3,489)	2011
Cypress	1		1,065	5,103	252	1,065	5,355	6,420	(1,275)	2011
Dado Distribution Center	1		2,194	11,079	283	2,194	11,362	13,556	(2,900)	2011
Doolittle Distribution Center	1		2,843	18,849	1,672	2,843	20,521	23,364	(4,272)	2011
Dowe Industrial Center	2	(d)	5,884	20,400	912	5,884	21,312	27,196	(5,320)	2011
Dublin Industrial Portfolio	1		3,241	15,951	1,071	3,241	17,022	20,263	(3,393)	2011
East Bay Doolittle	1		4,015	15,988	1,794	4,015	17,782	21,797	(4,765)	2011
East Grand Airfreight	10		43,310	43,350	7,435	43,310	50,785	94,095	(5,017)	2011, 2015, 2016
Edgewater Industrial Center	1		6,630	31,153	3,340	6,630	34,493	41,123	(8,615)	2011
Eigenbrodt Way Distribution Center	1		393	2,228	694	393	2,922	3,315	(2,266)	1993
Gateway Corporate Center	10		6,736	24,747	11,655	6,744	36,394	43,138	(26,840)	1993
Hayward Commerce Center	4		1,933	10,955	3,961	1,933	14,916	16,849	(11,363)	1993
Hayward Commerce Park	2		7,131	10,519	763	7,131	11,282	18,413	(1,321)	2014
Hayward Distribution Center	2		831	5,510	3,554	1,038	8,857	9,895	(7,004)	1993
Hayward Industrial Center	20		13,535	48,573	13,659	13,535	62,232	75,767	(28,586)	1993, 2015
Junction Industrial Park	4		7,658	39,106	2,156	7,658	41,262	48,920	(8,288)	2011
Laurelwood Drive	3		18,709	34,925	1,098	18,709	36,023	54,732	(4,197)	2011, 2015
Lawrence SSF	1		2,189	7,498	299	2,189	7,797	9,986	(1,813)	2011
Livermore Distribution Center	4		8,992	26,976	3,841	8,992	30,817	39,809	(12,003)	2005
Martin-Scott Industrial Portfolio	2		3,546	9,717	498	3,546	10,215	13,761	(2,468)	2011
Oakland Industrial Center	3		8,234	24,704	2,650	8,235	27,353	35,588	(10,629)	2005
Overlook Distribution Center	1		1,573	8,915	2,576	1,573	11,491	13,064	(5,981)	1999
Pacific Business Center	2		6,075	26,260	4,153	6,075	30,413	36,488	(7,034)	2011
Pacific Commons Industrial Center	5		25,784	77,594	2,350	25,805	79,923	105,728	(30,853)	2005
Pacific Industrial Center	6		21,675	65,083	5,055	21,675	70,138	91,813	(27,280)	2005
San Francisco Industrial Park	4		35,017	15,007	81	35,017	15,088	50,105	(2,641)	2015
San Leandro Distribution Center	9		28,264	44,507	5,680	28,265	50,186	78,451	(11,452)	1993, 2015
Shoreline Business Center	8		4,328	16,101	7,029	4,328	23,130	27,458	(16,550)	1993
South Bay Brokaw	3		4,014	23,296	1,819	4,014	25,115	29,129	(5,145)	2011
South Bay Junction	2		3,662	21,120	1,891	3,662	23,011	26,673	(4,702)	2011
South Bay Lundy	2		6,500	33,642	2,691	6,500	36,333	42,833	(7,830)	2011
Spinnaker Business Center	12		7,043	25,220	13,120	7,043	38,340	45,383	(27,323)	1993
Thornton Business Center	4		2,047	11,706	4,822	2,066	16,509	18,575	(11,978)	1993
TriPoint Business Park	4		9,057	23,727	4,874	9,057	28,601	37,658	(5,468)	2011
Utah Airfreight	1		10,657	42,842	2,806	10,657	45,648	56,305	(9,147)	2011
Wiegman Road	1		2,285	12,531	1,255	2,285	13,786	16,071	(2,320)	2011
Yosemite Drive	10		31,304	65,674	295	31,304	65,969	97,273	(4,245)	2011, 2015
Zanker-Charcot Industrial Center	5		4,867	28,750	2,224	4,867	30,974	35,841	(6,192)	2011
San Francisco Bay Area, California	192		420,449	1,081,182	208,018	421,351	1,288,298	1,709,649	(417,808)

Savannah, Georgia
Morgan Business Center	1		2,161	14,680	1,260	2,161	15,940	18,101	(2,794)	2011
Savannah, Georgia	1		2,161	14,680	1,260	2,161	15,940	18,101	(2,794)

Seattle, Washington
Auburn Distribution Center	1		2,608	5,742	33	2,608	5,775	8,383	(233)	2015
East Valley Warehouse	1	(d)(e)	10,472	57,825	1,012	10,472	58,837	69,309	(10,563)	2011
Fife Distribution Center	1		3,245	-	13,811	3,588	13,468	17,056	(1,295)	2013
Harvest Business Park	3		3,541	18,827	1,002	3,541	19,829	23,370	(3,998)	2011
Interurban Distribution Center	1	(d)	7,233	13,958	78	7,233	14,036	21,269	(1,532)	2015
Kent Centre Corporate Park	4		5,397	21,599	1,170	5,397	22,769	28,166	(4,519)	2011
Kent Corporate Center	1		12,616	8,368	842	12,616	9,210	21,826	(539)	2015
Kent-Northwest Corporate Park	18		71,768	139,886	3,069	71,768	142,955	214,723	(9,422)	2015
Kingsport Industrial Park	7		16,605	48,942	3,139	16,800	51,886	68,686	(13,669)	2011
Northwest Distribution Center	3		5,114	24,090	1,994	5,114	26,084	31,198	(5,403)	2011
Occidental Distribution Center	1		1,770	1,960	471	1,770	2,431	4,201	(100)	2015
Portside Distribution Center	5		111,175	71,376	2,274	112,575	72,250	184,825	(3,896)	2015, 2016
ProLogis Park SeaTac	2	(d)	12,230	14,170	3,752	12,457	17,695	30,152	(4,423)	2008
Puget Sound Airfreight	1		1,408	4,201	450	1,408	4,651	6,059	(943)	2011
Renton Northwest Corporate Park	4		5,102	17,946	1,304	5,102	19,250	24,352	(4,479)	2011
SEA Cargo Center North	1		-	10,279	63	-	10,342	10,342	(8,842)	2011
Sumner Landing	1	(e)	10,332	32,545	894	10,332	33,439	43,771	(5,359)	2011
Van Doren's Distribution Center	1	(d)	3,166	7,339	7	3,166	7,346	10,512	(590)	2014
Seattle, Washington	56		283,782	499,053	35,365	285,947	532,253	818,200	(79,805)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
South Florida
Airport West Distribution Center	2	(d)	1,253	3,825	4,116	1,974	7,220	9,194	(4,260)	1995, 1998
Beacon Centre	18		37,998	196,004	15,561	37,998	211,565	249,563	(40,076)	2011
Beacon Industrial Park	9	(d)	23,511	75,424	4,812	23,511	80,236	103,747	(14,551)	2011, 2015
Beacon Lakes	5		32,911	24,691	39,333	32,658	64,277	96,935	(3,646)	2012, 2014, 2015
Blue Lagoon Business Park	2	(d)	9,189	29,451	2,429	9,189	31,880	41,069	(6,369)	2011
CenterPort Distribution Center	5	(d)	8,802	22,504	3,958	8,922	26,342	35,264	(10,623)	1999, 2012
Commercial Logistics Center	1		7,938	11,083	632	7,938	11,715	19,653	(920)	2015
Congress Distribution Center	1	(d)	2,266	5,639	381	2,266	6,020	8,286	(375)	2015
Dolphin Distribution Center	1		2,716	7,364	858	2,716	8,222	10,938	(2,263)	2011
Gateway Center	1	(d)	1,015	1,284	18	1,015	1,302	2,317	(91)	2015
Hollywood Park Distribution Center	13		16,848	36,191	1,574	16,848	37,765	54,613	(2,597)	2015
International Corporate Park	5		26,915	54,436	3,849	26,915	58,285	85,200	(6,376)	2010, 2015
Lyons Technology Park	1	(d)	1,988	3,651	32	1,988	3,683	5,671	(245)	2015
Magnolia Park Distribution Center	1	(d)	1,398	1,613	99	1,398	1,712	3,110	(108)	2015
Marlin Distribution Center	1		1,844	6,603	449	1,844	7,052	8,896	(1,649)	2011
Miami Airport Business Center	6		11,173	45,921	2,917	11,173	48,838	60,011	(10,456)	2011
North Andrews Distribution Center	2	(d)	11,327	22,330	562	11,327	22,892	34,219	(3,963)	1994, 2015
Pompano Beach Distribution Center	3		11,035	15,136	3,879	11,035	19,015	30,050	(4,090)	2008
Pompano Center of Commerce	5		5,171	13,930	580	5,171	14,510	19,681	(2,669)	2011
Port Lauderdale Distribution Center	9	(d)	40,927	73,128	11,407	42,235	83,227	125,462	(11,392)	1997, 2012, 2014, 2015
Port Lucie West Distribution Center	2	(d)	1,131	1,412	56	1,131	1,468	2,599	(122)	2015
ProLogis Park I-595	2	(d)	1,998	11,326	1,098	1,999	12,423	14,422	(5,889)	2003
Prospect Park Distribution Center	3		4,859	11,041	205	4,859	11,246	16,105	(764)	2015
Sawgrass International Park	1		5,163	11,476	641	5,163	12,117	17,280	(565)	2015
Seneca Distribution Center	3		16,357	46,738	327	16,357	47,065	63,422	(2,230)	2015
South Dade Commerce Center	1	(d)	1,791	147	22	1,791	169	1,960	(36)	2015
Sunshine Park Distribution Center	1		2,822	4,857	35	2,822	4,892	7,714	(365)	2015
Tarpon Distribution Center	1		1,847	6,451	337	1,847	6,788	8,635	(1,804)	2011
South Florida	105		292,193	743,656	100,167	294,090	841,926	1,136,016	(138,494)

Southern California
Activity Distribution Center	4		10,820	27,410	421	10,820	27,831	38,651	(1,510)	2015
Anaheim Industrial Center	12		31,086	57,836	4,114	31,086	61,950	93,036	(23,552)	2005
Anaheim Industrial Property	1		5,096	10,816	71	5,096	10,887	15,983	(2,151)	2011
Arrow Industrial Park	2		4,840	8,120	1,112	4,840	9,232	14,072	(2,029)	2012
Artesia Industrial Center	26	(d)	163,764	217,400	41,082	178,700	243,546	422,246	(38,492)	2011, 2015
Bell Ranch Distribution Center	4		5,539	23,092	1,785	5,539	24,877	30,416	(5,635)	2011
Brea Industrial Center	1		2,488	4,062	467	2,488	4,529	7,017	(888)	2012
California Commerce Center	6	(d)	30,127	52,094	4,781	30,127	56,875	87,002	(7,914)	2012, 2014, 2015
Carson Distribution Center	2	(d)	29,974	22,483	17,531	29,975	40,013	69,988	(3,568)	2011, 2015
Carson Industrial Center	1		844	2,081	968	844	3,049	3,893	(747)	2011
Carson Town Center	2		11,781	31,572	1,287	11,781	32,859	44,640	(5,899)	2011
CAT - Kaiser Commerce Center	1	(e)	4,971	-	8,807	4,972	8,806	13,778	(328)	2015
Cedarpointe Industrial Park	9	(d)	56,349	105,792	1,518	56,349	107,310	163,659	(7,316)	2012, 2015
Chartwell Distribution Center	3		55,803	77,135	4,679	55,803	81,814	137,617	(6,953)	2011, 2015
Chatsworth Distribution Center	2		11,713	17,569	121	11,713	17,690	29,403	(1,159)	2015
Chino Industrial Center	4		850	1,274	8,338	9,178	1,284	10,462	(1,161)	2012
Commerce Industrial Center	1		11,345	17,653	2,415	11,345	20,068	31,413	(3,274)	2012
Crossroads Business Park	9	(d)	36,131	98,030	114,144	89,673	158,632	248,305	(44,682)	2005, 2010, 2014
Del Amo Industrial Center	1		7,471	17,889	386	7,471	18,275	25,746	(4,291)	2011
Dominguez North Industrial Center	6	(d)	20,662	34,382	4,723	20,688	39,079	59,767	(9,587)	2007, 2012
Eaves Distribution Center	3		13,914	31,041	2,748	13,914	33,789	47,703	(8,308)	2011
Foothill Business Center	3		5,254	8,096	322	5,254	8,418	13,672	(1,437)	2012
Ford Distribution Center	11		44,128	108,125	3,837	44,128	111,962	156,090	(22,488)	2011, 2015
Fordyce Distribution Center	1		6,110	19,485	910	6,110	20,395	26,505	(5,266)	2011
Harris Business Center Alliance II	9		13,134	66,195	3,076	13,134	69,271	82,405	(14,258)	2011
Haven Distribution Center	4	(d)	96,975	73,903	8,385	96,975	82,288	179,263	(18,460)	2008
Huntington Beach Distribution Center	1		14,679	22,019	794	14,679	22,813	37,492	(981)	2015
Industry Distribution Center	8	(e)	54,170	99,434	8,623	54,170	108,057	162,227	(40,067)	2005, 2012
Inland Empire Distribution Center	6		43,320	84,006	8,410	44,100	91,636	135,736	(26,974)	2005, 2012, 2015
Jack Northrup Distribution Center	1		4,280	9,820	53	4,280	9,873	14,153	(493)	2015
Kaiser Distribution Center	8	(d)(e)	131,819	242,618	16,957	136,030	255,364	391,394	(92,994)	2005, 2008
LAX Cargo Center	3		-	19,217	379	-	19,596	19,596	(7,520)	2011
Los Angeles Industrial Center	2		3,777	7,015	378	3,777	7,393	11,170	(2,965)	2005
Main St Distribution Center	1		13,058	20,370	853	13,058	21,223	34,281	(1,132)	2015
Meridian Park	2		38,270	70,022	1,044	38,270	71,066	109,336	(9,381)	2008, 2015
Mid Counties Industrial Center	18	(d)	55,436	96,453	16,685	55,437	113,137	168,574	(43,364)	2005, 2006, 2010, 2012
Mill Street Distribution Center	1	(d)	1,825	4,306	(1)	1,825	4,305	6,130	(363)	2014
Mill Street Spec Distribution Center	1	(d)	15,691	36,550	188	15,691	36,738	52,429	(2,999)	2014

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Milliken Distribution Center	1		18,831	30,811	232	18,831	31,043	49,874	(5,888)	2012
NDP - Los Angeles	5		14,855	41,115	3,529	14,855	44,644	59,499	(10,837)	2011
Normandie Industrial Center	1		12,297	14,957	1,989	12,297	16,946	29,243	(4,317)	2011
North County Distribution Center	4		75,581	101,342	10,236	75,581	111,578	187,159	(17,449)	2011, 2012, 2015
Ontario Distribution Center	1		18,823	29,524	482	18,823	30,006	48,829	(5,341)	2012
Orange Industrial Center	2		19,296	9,514	706	4,157	25,359	29,516	(3,172)	2005, 2016
Pacific Business Center	5		20,810	32,169	3,170	20,810	35,339	56,149	(6,205)	2012
Pomona Distribution Center	1	(d)	22,361	27,898	205	22,361	28,103	50,464	(2,519)	2015
ProLogis Park Ontario	2	(d)	25,499	47,366	1,283	25,499	48,649	74,148	(15,843)	2007
Rancho Cucamonga Distribution Center	6	(d)(e)	58,710	113,273	5,079	58,711	118,351	177,062	(34,842)	2005, 2015
Redlands Commerce Center	1	(d)	20,583	30,881	13	20,583	30,894	51,477	(2,552)	2014
Redlands Distribution Center	12	(d)	156,478	120,920	200,028	154,454	322,972	477,426	(32,938)	2006, 2007, 2012, 2013, 2014, 2015
Redondo Beach Distribution Center	1		7,455	11,223	72	7,455	11,295	18,750	(934)	2015
Rialto Distribution Center	5	(d)	86,270	200,602	33,564	88,648	231,788	320,436	(30,989)	2012, 2014, 2015
Riverbluff Distribution Center	1	(d)	42,964	-	33,014	42,964	33,014	75,978	(8,401)	2009
Santa Ana Distribution Center	3		27,070	32,168	1,253	27,070	33,421	60,491	(4,699)	2005, 2015
Santa Fe Distribution Center	1		12,163	9,927	84	12,163	10,011	22,174	(664)	2015
Slover Distribution Center	4	(d)	40,335	45,492	386	40,335	45,878	86,213	(2,319)	2015
South Bay Distribution Center	4	(d)	14,478	27,511	6,608	15,280	33,317	48,597	(12,633)	2005, 2007
South Bay Transport	1		15,928	23,891	106	15,928	23,997	39,925	(630)	2015
Starboard Distribution Center	1		18,763	53,824	386	18,763	54,210	72,973	(10,725)	2011
Terra Francesco	1		11,196	-	15,673	11,196	15,673	26,869	(582)	2012
Torrance Distribution Center	1		25,730	40,414	1,134	25,730	41,548	67,278	(7,211)	2012
Transpark Inland Empire Distribution Center	1		28,936	42,167	578	28,936	42,745	71,681	(3,339)	2014
Van Nuys Airport Industrial Center	4		23,455	39,916	2,860	23,455	42,776	66,231	(8,225)	2011
Vernon Distribution Center	14		23,998	44,529	4,788	24,000	49,315	73,315	(19,476)	2005
Vernon Industrial Center	2		3,626	3,319	692	4,121	3,516	7,637	(2,993)	2011
Vista Distribution Center	1		4,150	6,225	3,933	4,150	10,158	14,308	(3,274)	2012
Walnut Drive	1		2,665	7,397	218	2,665	7,615	10,280	(1,544)	2011
Watson Industrial Center AFdII	1		6,944	11,193	398	6,944	11,591	18,535	(2,345)	2011
Wilmington Avenue Warehouse	2		11,172	34,723	2,952	11,172	37,675	48,847	(7,616)	2011
Workman Mill Distribution Center	1		32,467	56,672	768	32,470	57,437	89,907	(2,505)	2015
Southern California	271		1,961,383	3,136,328	628,810	2,029,727	3,696,794	5,726,521	(743,593)

Tampa, Florida
Corporate Center Tampa	6		4,458	19,166	(429)	4,458	18,737	23,195	(1,143)	2015
Tampa, Florida	6		4,458	19,166	(429)	4,458	18,737	23,195	(1,143)
Subtotal United States:	1,699		5,620,515	13,772,631	3,182,003	5,710,671	16,864,478	22,575,149	(3,521,641)

Canada:
Toronto
Airport Road Distribution Center	1	(d)	22,447	63,150	2,165	23,461	64,301	87,762	(10,661)	2011
Annagem Distribution Center	1		3,028	10,357	763	3,164	10,984	14,148	(1,870)	2011
Annagem Distribution Center II	1		1,705	4,368	1,238	1,782	5,529	7,311	(945)	2011
Bolton Distribution Center	1	(d)	6,861	-	21,418	7,171	21,108	28,279	(3,943)	2009
Keele Distribution Center	1		1,066	4,279	515	1,115	4,745	5,860	(1,214)	2011
Meadowvale Distribution Center	2	(d)	31,136	-	47,244	31,718	46,662	78,380	(2,118)	2014
Millcreek Distribution Center	2		7,427	28,251	850	7,762	28,766	36,528	(4,873)	2011
Milton 401 Business Park	1		5,794	18,982	3,080	6,055	21,801	27,856	(4,627)	2011
Milton 402 Business Park	3	(d)	11,960	32,582	8,882	12,262	41,162	53,424	(4,193)	2011, 2014, 2016
Milton Crossings Business Park	2		16,922	41,190	4,588	17,686	45,014	62,700	(7,437)	2011
Mississauga Gateway Center	7	(d)	51,330	118,855	532	51,673	119,044	170,717	(9,989)	2008, 2014, 2016
Pearson Logistics Center	2	(d)	10,796	38,698	1,526	11,283	39,737	51,020	(6,650)	2011
Tapscott Distribution Center	1		4,571	-	6,302	3,368	7,505	10,873	(241)	2015
Toronto	25		175,043	360,712	99,103	178,500	456,358	634,858	(58,761)
Subtotal Canada:	25		175,043	360,712	99,103	178,500	456,358	634,858	(58,761)

Mexico:
Guadalajara
Parque Opcion	1		730	2,287	1,362	730	3,649	4,379	(802)	2011
Guadalajara	1		730	2,287	1,362	730	3,649	4,379	(802)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Reynosa
El Puente Industrial Center	1		989	-	12,916	1,767	12,138	13,905	(314)	2015
Reynosa	1		989	-	12,916	1,767	12,138	13,905	(314)
Subtotal Mexico:	2		1,719	2,287	14,278	2,497	15,787	18,284	(1,116)
Subtotal North American Markets:	1726		5,797,277	14,135,630	3,295,384	5,891,668	17,336,623	23,228,291	(3,581,518)

European Markets
Austria
Himberg Distribution Center	1		3,225	-	5,473	3,551	5,147	8,698	(786)	2011
Austria	1		3,225	-	5,473	3,551	5,147	8,698	(786)

Czech Republic
Prague Rudna Distribution Center	1		2,259	11,770	3,035	2,259	14,805	17,064	(825)	2015
Uzice Distribution Center	1		2,345	-	15,313	2,345	15,313	17,658	(4,130)	2007
Czech Republic	2		4,604	11,770	18,348	4,604	30,118	34,722	(4,955)

France
Bonneuil Distribution Center	1		-	-	11,840	-	11,840	11,840	(1,293)	2012
Le Havre Distribution Center	1		620	-	7,439	620	7,439	8,059	(178)	2016
LGR Genevill. 1 SAS	1		1,942	2,107	718	1,942	2,825	4,767	(442)	2011
LGR Genevill. 2 SAS	1		1,493	3,095	44	1,493	3,139	4,632	(477)	2011
Moissy II Distribution Center	2		9,562	3,555	21,878	10,250	24,745	34,995	(2,425)	2014, 2016
Port of Rouen	1		-	13,440	170	-	13,610	13,610	(2,791)	2011
France	7		13,617	22,197	42,089	14,305	63,598	77,903	(7,606)

Germany
Hausbruch Industrial Center 4-B	1		7,201	4,684	222	7,201	4,906	12,107	(2,096)	2011
Hausbruch Industrial Center 5-650	1		2,592	400	292	2,592	692	3,284	(210)	2011
Kolleda Distribution Center	1		223	3,450	(276)	223	3,174	3,397	(605)	2008
Lauenau Distribution Center	1		2,417	5,380	304	2,417	5,684	8,101	(1,120)	2011
Meerane Distribution Center	1		22,214	-	71,263	25,970	67,507	93,477	(983)	2016
Germany	5		34,647	13,914	71,805	38,403	81,963	120,366	(5,014)

Hungary
Hegyeshalom Distribution Center	1		245	-	2,969	-	3,214	3,214	-	2015
Hungary	1		245	-	2,969	-	3,214	3,214	-

Italy
Arena Po Distribution Center	2		7,185	19,447	605	7,185	20,052	27,237	(5,360)	2011
Castel San Giovanni Distribution Center	1		2,986	9,117	321	2,986	9,438	12,424	(1,885)	2011
Siziano Logistics Park	1		9,538	17,290	1,198	9,538	18,488	28,026	(3,255)	2011
Italy	4		19,709	45,854	2,124	19,709	47,978	67,687	(10,500)

Poland
Nadarzyn Distribution Center	1		2,180	-	6,905	2,180	6,905	9,085	(1,486)	2009
Piotrkow II Distribution Center	1		1,418	-	4,864	1,396	4,886	6,282	(1,170)	2009
Sochaczew Distribution Center	2		116	10,242	2,214	750	11,822	12,572	(2,874)	2008
Szczecin Distribution Center	2		925	-	13,163	928	13,160	14,088	(218)	2014, 2015
Poland	6		4,639	10,242	27,146	5,254	36,773	42,027	(5,748)

Slovakia
Sered Distribution Center	1		2,105	-	11,559	2,105	11,559	13,664	(2,233)	2009
Slovakia	1		2,105	-	11,559	2,105	11,559	13,664	(2,233)

Spain
Baraja MAD Logistics Center	4		-	34,100	1,040	-	35,140	35,140	(7,935)	2011
Spain	4		-	34,100	1,040	-	35,140	35,140	(7,935)

Sweden
Orebro Distribution Center	1		8,738	19,104	2,230	8,738	21,334	30,072	(6,267)	2011
Sweden	1		8,738	19,104	2,230	8,738	21,334	30,072	(6,267)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
United Kingdom
Grange Park	1		13,258	-	14,900	14,331	13,827	28,158	(519)	2015
Midpoint Park	2		17,843	9,526	24,621	23,011	28,979	51,990	(2,253)	2008, 2015
United Kingdom	3		31,101	9,526	39,521	37,342	42,806	80,148	(2,772)
Subtotal European Markets:	35		122,630	166,707	224,304	134,011	379,630	513,641	(53,816)

Asian Markets
China
Dalian Industrial Park Distribution Center	1		2,239	12,828	30	2,052	13,045	15,097	(2,043)	2011
Fengxian Logistics Center	3		-	12,149	991	-	13,140	13,140	(5,073)	2011
Jiaxing Distribution Center	4		10,104	9,795	15,058	8,555	26,402	34,957	(2,715)	2011, 2013
Tianjin Bonded Logistics Park	2		1,380	8,367	25	1,257	8,515	9,772	(1,515)	2011
ProLogis Park Narita III	10		13,723	43,139	16,104	11,864	61,102	72,966	(11,346)

Singapore
Airport Logistics Center 3	1		-	23,553	201	-	23,754	23,754	(5,890)	2011
Changi South Distribution Center 1	1		-	38,384	104	-	38,488	38,488	(8,773)	2011
Changi-North Distribution Center 1	1		-	14,276	140	-	14,416	14,416	(3,158)	2011
Singapore Airport Logistics Center 2	1		-	34,105	194	-	34,299	34,299	(8,547)	2011
Tuas Distribution Center	1		-	17,324	278	-	17,602	17,602	(6,431)	2011
Singapore	5		-	127,642	917	-	128,559	128,559	(32,799)
Subtotal Asian Markets:	15		13,723	170,781	17,021	11,864	189,661	201,525	(44,145)
Total Industrial Operating Properties	1,776		5,933,630	14,473,118	3,536,709	6,037,543	17,905,914	23,943,457	(3,679,479)

Development Portfolio

North American Markets
United States
Atlanta, Georgia
Park I-75 South	1		9,868	-	28,881	9,868	28,881	38,749
Atlanta, Georgia	1		9,868	-	28,881	9,868	28,881	38,749

Central Valley, California
International Park of Commerce	1		3,048	-	2	3,048	2	3,050
Patterson Pass Business Center	2		2,922	-	11,360	2,922	11,360	14,282
Central Valley, California	3		5,970	-	11,362	5,970	11,362	17,332

Chicago, Illinois
Glendale Heights Distribution Center	1		153	-	9,825	153	9,825	9,978		2016
Woodridge Distribution Center	1		1,424	-	3,725	1,424	3,725	5,149		2016
Chicago, Illinois	2		1,577	-	13,550	1,577	13,550	15,127

Dallas/Fort Worth, Texas
Park 121 Distribution Center	2		8,546	-	5,874	8,546	5,874	14,420
Dallas/Fort Worth, Texas	2		8,546	-	5,874	8,546	5,874	14,420

Denver, Colorado
Stapleton Business Center North	1		2,403	-	14,430	2,403	14,430	16,833		2016
Denver, Colorado	1		2,403	-	14,430	2,403	14,430	16,833

Houston, Texas
Greens Parkway Distribution Center	1		1,246	-	14,477	1,246	14,477	15,723		2016
Houston, Texas	1		1,246	-	14,477	1,246	14,477	15,723

Las Vegas, Nevada
Ann Rd-N Sloan LN Distribution Center	1		3,609	-	19,749	3,609	19,749	23,358
Las Vegas Beltway Distribution Center	1		7,321	-	7,443	7,321	7,443	14,764		2016
Las Vegas Corporate Center	2		3,936	-	1,003	3,936	1,003	4,939
North 15 Freeway Distribution Center	1		2,734	-	10,114	2,734	10,114	12,848		2016
Sunrise Industrial Park	1		5,348	-	8,011	5,348	8,011	13,359
Las Vegas, Nevada	6		22,948	-	46,320	22,948	46,320	69,268

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Memphis, Tennessee
DeSoto Distribution Center	1		4,140	-	21,382	4,140	21,382	25,522
Memphis, Tennessee	1		4,140	-	21,382	4,140	21,382	25,522

New Jersey
Elizabeth Seaport	1		15,732	-	3,145	15,732	3,145	18,877
Tri-Port Distribution Center	1		34,102	-	-	34,102	-	34,102
New Jersey	2		49,834	-	3,145	49,834	3,145	52,979

Phoenix, Arizona
Riverside Distribution Center	1		1,075	-	274	1,075	274	1,349
Phoenix, Arizona	1		1,075	-	274	1,075	274	1,349

San Antonio, Texas
Southport Distribution Center	1		1,599	-	20,594	1,599	20,594	22,193
San Antonio, Texas	1		1,599	-	20,594	1,599	20,594	22,193

San Francisco Bay Area, California
Hayward Industrial Center	1		11,287	-	14,693	11,287	14,693	25,980		2016
Oakland Logistics Park	1		815	-	4,327	815	4,327	5,142
San Francisco Bay Area, California	2		12,102	-	19,020	12,102	19,020	31,122

Seattle, Washington
Park Tacoma Distribution Center	2		2,528	-	681	2,528	681	3,209
Seattle, Washington	2		2,528	-	681	2,528	681	3,209

South Florida
Beacon Lakes	3		11,833	-	8,112	11,833	8,112	19,945
South Florida	3		11,833	-	8,112	11,833	8,112	19,945

Southern California
Agua Mansa	3		15,511	-	1,250	15,511	1,250	16,761
Meridan Park	1		17,021	-	6,951	17,021	6,951	23,972
Redlands Distribution Center	2		18,136	-	5,474	18,136	5,474	23,610
Southern California	6		50,668	-	13,675	50,668	13,675	64,343
Subtotal United States:	34		186,337	-	221,777	186,337	221,777	408,114

Canada
Milton 402 Business Park	2		7,792		20,390	7,792	20,390	28,182		2016
Tapscott Distribution Center	2		7,875	-	15,631	7,875	15,631	23,506		2016
Canada	4		15,667	-	36,021	15,667	36,021	51,688

Mexico
Agua Fria Industrial Park	1		4,912	-	10,941	4,912	10,941	15,853
Arrayanes Industrial Park	1		4,738	-	6,744	4,738	6,744	11,482
Los Altos Industrial Park	1		3,726	-	5,712	3,726	5,712	9,438		2016
San Jose Distribution Center	3		24,303	-	19,060	24,303	19,060	43,363		2016
Toluca Distribution Center	1		3,174	-	4,485	3,174	4,485	7,659		2016
Mexico	7		40,853	-	46,942	40,853	46,942	87,795
Subtotal North American Markets:	45		242,857	-	304,740	242,857	304,740	547,597

European Markets
Czech Republic
Prague Airport Distribution Center	1		1,858	-	1,444	1,858	1,444	3,302
Prague Rudna Distribution Center	1		6,540	-	8,971	6,540	8,971	15,511		2016
Czech Republic	2		8,398	-	10,415	8,398	10,415	18,813

France
Isle d'Abeau Distribution Center	1		7,492	-	7,348	7,492	7,348	14,840		2016
Le Havre Distribution Center	2		868	-	25,104	868	25,104	25,972		2016
Moissy II Distribution Center	1		2,459	-	2,131	2,459	2,131	4,590
France	4		10,819	-	34,583	10,819	34,583	45,402

Germany
Bremen Distribution Center	1		1,275	-	5,198	1,275	5,198	6,473
Hamm Distribution Center 1	1		4,699	-	-	4,699	-	4,699
Krefeld Park	1		1,372	-	3,378	1,372	3,378	4,750
Germany	3		7,346	-	8,576	7,346	8,576	15,922

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2016
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Hungary
Budapest-Sziget Distribution Center	3		4,250	-	9,381	4,250	9,381	13,631		2016
Hungary	3		4,250	-	9,381	4,250	9,381	13,631

Italy
Bologna Distribution Center	1		2,291	-	961	2,291	961	3,252
Italy	1		2,291	-	961	2,291	961	3,252

Netherlands
Nieuwegein Distribution Center	1		6,551	-	7,766	6,551	7,766	14,317
Venlo Distribution Center	1		13,125	-	13,297	13,125	13,297	26,422
Netherlands	2		19,676	-	21,063	19,676	21,063	40,739

Poland
Chorzow Distribution Center	1		3,684	-	7,096	3,684	7,096	10,780		2016
Piotrkow II Distribution Center	1		2,252	-	9,880	2,252	9,880	12,132
Strykow	2		4,646	-	6,789	4,646	6,789	11,435
Szczecin Distribution Center	1		329	-	2,666	329	2,666	2,995
Poland	5		10,911	-	26,431	10,911	26,431	37,342

Slovakia
Galanta Distribution Center	1		5,296	-	2,569	5,296	2,569	7,865
ProLogis Park Nove Mesto	1		2,473	-	5,941	2,473	5,941	8,414
Slovakia	2		7,769	-	8,510	7,769	8,510	16,279

Spain
Massalaves Distribution Center	1		4,809	-	303	4,809	303	5,112
San Fernando Distribution Center	1		6,350	-	28	6,350	28	6,378
Spain	2		11,159	-	331	11,159	331	11,490

Sweden
Gothenburg Distribution Center	2		13,142	-	14,638	13,142	14,638	27,780
Sweden	2		13,142	-	14,638	13,142	14,638	27,780

United Kingdom
Birmingham International Gateway Distribution Center	4		13,835	-	9,616	13,835	9,616	23,451		2016
Daventry Phase II Distribution Center	1		5,524	-	602	5,524	602	6,126
Dirft Distribution Center	1		3,945	-	123	3,945	123	4,068
Marston Gate Distribution Center	2		13,735	-	9,714	13,735	9,714	23,449
North Kettering Business Park	1		2,367	-	32	2,367	32	2,399
Stockly Park Distribution Center	2		24,153	-	16,910	24,153	16,910	41,063		2016
United Kingdom	11		63,559	-	36,997	63,559	36,997	100,556
Subtotal European Markets:	37		159,320	-	171,886	159,320	171,886	331,206

Asian Markets
Japan
Chiba New Town Distribution Center	1		31,406	-	124,053	31,406	124,053	155,459
Higashi Matsuyama Distribution Center	1		13,402	-	7,841	13,402	7,841	21,243
Ibaraki Distribution Center	1		43,515	-	178,641	43,515	178,641	222,156		2016
Koga Distribution Center	2		8,257	-	12,090	8,257	12,090	20,347
Narashino IV Distribution Center	1		19,424	-	66,114	19,424	66,114	85,538		2016
Shiohama Distribution Center	1		35,058	-	13,478	35,058	13,478	48,536
Japan	7		151,062	-	402,217	151,062	402,217	553,279
Subtotal Asian Markets:	7		151,062	-	402,217	151,062	402,217	553,279
Total Development Portfolio	89		553,239	-	878,843	553,239	878,843	1,432,082

GRAND TOTAL	1,865		6,486,869	14,473,118	4,415,552	6,590,782	18,784,757	25,375,539	(3,679,479)

Schedule III – Footnotes

(a)	The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheet in Item 8. Financial Statements and Supplementary Data at December 31, 2016 (in thousands):

Total per Schedule III	$25,375,539
Land	1,218,904
Other real estate investments	524,887
Total per consolidated balance sheet	$27,119,330	(f)

(b)	The aggregate cost for federal tax purposes at December 31, 2016, of our real estate assets was approximately $16.1 billion (unaudited).

(c)

Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheet in Item 8. Financial Statements and Supplementary Data at December 31, 2016 (in thousands):

Total accumulated depreciation per Schedule III	$3,679,479
Accumulated depreciation on other real estate investments	78,893
Total per consolidated balance sheet	$3,758,372

(d)

Properties with an aggregate undepreciated cost of $5.2 billion secure $2.7 billion of mortgage notes. See Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)

Assessment bonds of $14.5 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $737.4 million. See Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our assessment bonds.

(f)	The following table summarizes our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2016	2015	2014
Real estate assets:
Balance at beginning of year	$25,608,648	$20,109,432	$18,822,081
Acquisitions of operating properties, improvements to operating properties development activity, transfers of land to CIP and net effect of changes in foreign exchange rates and other	1,883,888	7,191,335	3,595,836
Basis of operating properties disposed of	(1,359,186)	(1,719,632)	(2,713,300)
Change in the development portfolio balance, including the acquisition of properties	(440,821)	398,923	452,963
Assets transferred to held-for-sale	(316,990)	(371,410)	(48,148)
Balance at end year	$25,375,539	$25,608,648	$20,109,432

Accumulated depreciation:
Balance at beginning of year	$3,207,855	$2,748,835	$2,540,267
Depreciation expense	668,686	617,258	490,298
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(195,895)	(153,621)	(277,516)
Assets transferred to held-for-sale	(1,167)	(4,617)	(4,214)
Balance at end of year	$3,679,479	$3,207,855	$2,748,835

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chief Executive Officer

Date: February 14, 2017

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

Signature	Title	Date

/s/ HAMID R. MOGHADAM	Chairman of the Board and Chief Executive Officer	February 14, 2017
Hamid R. Moghadam

/s/ THOMAS S. OLINGER	Chief Financial Officer	February 14, 2017
Thomas S. Olinger

/s/ LORI A. PALAZZOLO	Managing Director and Chief Accounting Officer	February 14, 2017
Lori A. Palazzolo

/s/ GEORGE L. FOTIADES	Director	February 14, 2017
George L. Fotiades

/s/ CHRISTINE N. GARVEY	Director	February 14, 2017
Christine N. Garvey

/s/ LYDIA H. KENNARD	Director	February 14, 2017
Lydia H. Kennard

/s/ J. MICHAEL LOSH	Director	February 14, 2017
J. Michael Losh

/s/ IRVING F. LYONS III	Director	February 14, 2017
Irving F. Lyons III

/s/ DAVID P. O’CONNOR	Director	February 14, 2017
David P. O’Connor

/s/ JEFFREY L. SKELTON	Director	February 14, 2017
Jeffrey L. Skelton

/s/ CARL B. WEBB	Director	February 14, 2017
Carl B. Webb

/s/ WILLIAM D. ZOLLARS	Director	February 14, 2017
William D. Zollars

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chief Executive Officer

Date: February 14, 2017

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

Signature	Title	Date

/s/ HAMID R. MOGHADAM	Chairman of the Board and Chief Executive Officer	February 14, 2017
Hamid R. Moghadam

/s/ THOMAS S. OLINGER	Chief Financial Officer	February 14, 2017
Thomas S. Olinger

/s/ LORI A. PALAZZOLO	Managing Director and Chief Accounting Officer	February 14, 2017
Lori A. Palazzolo

/s/ GEORGE L. FOTIADES	Director	February 14, 2017
George L. Fotiades

/s/ CHRISTINE N. GARVEY	Director	February 14, 2017
Christine N. Garvey

/s/ LYDIA H. KENNARD	Director	February 14, 2017
Lydia H. Kennard

/s/ J. MICHAEL LOSH	Director	February 14, 2017
J. Michael Losh

/s/ IRVING F. LYONS III	Director	February 14, 2017
Irving F. Lyons III

/s/ DAVID P. O’CONNOR	Director	February 14, 2017
David P. O’Connor

/s/ JEFFREY L. SKELTON	Director	February 14, 2017
Jeffrey L. Skelton

/s/ CARL B. WEBB	Director	February 14, 2017
Carl B. Webb

/s/ WILLIAM D. ZOLLARS	Director	February 14, 2017
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

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
3.5	Thirteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.6 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.6

First Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated February 27, 2014, (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).

3.7

Second Amendment to the Thirteenth Amended and Restated Agreement of the Limited Partnership of Prologis, L.P., dated October 7, 2015 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on October 13, 2015).

3.8	Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.7 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.9	Articles Supplementary dated April 3, 2014, (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on April 3, 2014).
3.10	Eighth Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on September 23, 2016).
4.1	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 12, 2011).
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

10.4*

The Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.19 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5*

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

10.6*

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

10.7*

Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed October 4, 2006 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Current Report on Form 8-K filed October 4, 2006).

10.8*

The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed May 15, 2007).

10.9*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.10*	Prologis, Inc. 2016 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 17, 2016).
10.11*	Form of Prologis, Inc. 2016 Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on August 17, 2016).
10.12*	Form of Participation Points and LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).
10.13*	Second Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 1, 2014).

10.14*

Form of Prologis, Inc. Second Amended and Restated Prologis Promote Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 18, 2014).

10.15*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General) (incorporated by reference to Exhibit 10.3 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.16*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (LTIP Unit election) (incorporated by reference to Exhibit 10.27 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2015).

10.17*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.18*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (Bonus exchange) (incorporated by reference to Exhibit 10.6 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.19*	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed June 2, 2006).
10.20*	First Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.21*	Second Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed May 19, 2010).
10.22*	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.23*

Form of Non Qualified Share Option Award Terms; The Trust 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.24*

Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.25*

Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.26*

ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2009) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).

10.27*	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.28*	First Amendment of ProLogis 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on May 19, 2010).
10.29*	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10.30*	Form of Indemnification Agreement between ProLogis and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
10.31*

Form of Restricted Stock Unit Agreement; Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.32*	Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.33*	Form of Director Deferred Stock Unit Award terms (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.34*

Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.35*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General form 2015) (incorporated by reference to Exhibit 10.57 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.36*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (Bonus exchange) (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.37*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General form 2016) (incorporated by reference to Exhibit 10.48 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2015).

10.38*	Form of Prologis, Inc. Outperformance Plan LTIP Unit Exchange Award Agreement (incorporated by reference to Exhibit 10.58 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).
10.39*

Form of Prologis, Inc. Long-Term Incentive Plan Equity Exchange Offer LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.59 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.40*

Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.41*	Amended and Restated Prologis, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).
10.42*

Second Amended and Restated Prologis 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.62 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.43

Time-Sharing Agreement, dated January 21, 2015, by and between ProLogis Logistics Services Incorporated and Hamid R. Moghadam (incorporated by reference to Exhibit 10.63 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.44

Amended and Restated Time-Sharing Agreement, dated January 11, 2016, by and between ProLogis Logistics Services Incorporated and Hamid R. Moghadam (incorporated by reference to Exhibit 10.55 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2015).

10.45

Global Senior Credit Agreement dated as of July 11, 2013, among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 15, 2013).

10.46

First Amendment to the Global Senior Credit Agreement dated as of June 26, 2014 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on June 30, 2014).

10.47

Second Amendment to the Global Senior Credit Agreement dated as of January 22, 2015 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as global administrative agent. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 31, 2015).

10.48

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

10.49

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

10.51

Senior Term Loan Agreement dated as of May 28, 2015 among Prologis, L.P., as Borrower, Prologis, Inc., as Guarantor, various lenders and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Prologis’ Current Report on Form 8-K filed June 1, 2015).

10.52

First Amendment, dated January 22, 2015, to the Senior Term Loan Agreement dated as of June 19, 2014, among Prologis, L.P., various affiliates thereof, various lenders and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.63 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2015).

10.53

Term Loan Agreement dated as of August 18, 2016 among Prologis GK Holdings Y.K., as borrower, Prologis, Inc. and Prologis, L.P., as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 22, 2016).

10.54

Guaranty of Payment dated as of August 18, 2016 among Prologis, Inc. and Prologis, L.P., as guarantors, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Term Loan Agreement dated as of August 18, 2016 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on August 22, 2016).

10.55

Amended and Restated Global Senior Credit Agreement dated as of April 14, 2016 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on April 18, 2016).

10.56	Letter Agreement dated February 3, 2017 by and between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on February 3, 2017).
12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.
12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends of Prologis, Inc. and Prologis, L.P.
21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Supplemental United States Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to Prologis’ Current Report on Form 8-K filed June 20, 2016).
101. INS†	XBRL Instance Document
101. SCH†	XBRL Taxonomy Extension Schema
101. CAL†	XBRL Taxonomy Extension Calculation Linkbase
101. DEF†	XBRL Taxonomy Extension Definition Linkbase
101. LAB†	XBRL Taxonomy Extension Label Linkbase
101. PRE†	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith