Form 10-Q
period 2017-03-31
Prologis, Inc.; Prologis, L.P.
filed 2017-04-25
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Prologis, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

Prologis, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Prologis, Inc.	Yes	☐	No	☒
Prologis, L.P.	Yes	☐	No	☒

The number of shares of Prologis, Inc.’s common stock outstanding at April 21, 2017, was approximately 530,315,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the Operating Partnership collectively.

The Parent is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. At March 31, 2017, the Parent owned an approximate 97.31% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.69% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of the Parent. As the sole general partner of the Operating Partnership, the Parent has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

We believe combining the quarterly reports on Form 10-Q of the Parent and the Operating Partnership into this single report results in the following benefits:

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

The presentation of noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Parent and those of the Operating Partnership. The preferred stock, common stock, additional paid-in capital, accumulated other comprehensive loss and distributions in excess of net earnings of the Parent are presented as stockholders’ equity in the Parent’s consolidated financial statements. These items represent the common and preferred general partnership interests held by the Parent in the Operating Partnership and are presented as general partner’s capital within partners’ capital in the Operating Partnership’s consolidated financial statements. The common limited partnership interests held by the limited partners in the Operating Partnership are presented as noncontrolling interest within equity in the Parent’s consolidated financial statements and as limited partners’ capital within partners’ capital in the Operating Partnership’s consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity and capital issuances at the Parent and Operating Partnership levels.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2017	December 31,
	(Unaudited)	2016
ASSETS
Investments in real estate properties	$27,131,229	$27,119,330
Less accumulated depreciation	3,914,817	3,758,372
Net investments in real estate properties	23,216,412	23,360,958
Investments in and advances to unconsolidated entities	4,305,881	4,230,429
Assets held for sale or contribution	439,743	322,139
Notes receivable backed by real estate	17,006	32,100
Net investments in real estate	27,979,042	27,945,626

Cash and cash equivalents	395,829	807,316
Other assets	1,440,087	1,496,990
Total assets	$29,814,958	$30,249,932

LIABILITIES AND EQUITY
Liabilities:
Debt	$10,966,932	$10,608,294
Accounts payable and accrued expenses	549,836	556,179
Other liabilities	629,769	627,319
Total liabilities	12,146,537	11,791,792

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share: $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2017, and December 31, 2016	78,235	78,235
Common stock: $0.01 par value; 530,213 shares and 528,671 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	5,302	5,287
Additional paid-in capital	19,246,762	19,455,039
Accumulated other comprehensive loss	(943,282)	(937,473)
Distributions in excess of net earnings	(3,640,150)	(3,610,007)
Total Prologis, Inc. stockholders’ equity	14,746,867	14,991,081
Noncontrolling interests	2,921,554	3,467,059
Total equity	17,668,421	18,458,140
Total liabilities and equity	$29,814,958	$30,249,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental	$439,884	$437,104
Rental recoveries	127,049	117,012
Strategic capital	57,045	51,003
Development management and other	5,177	1,181
Total revenues	629,155	606,300
Expenses:
Rental	152,656	146,581
Strategic capital	31,799	25,293
General and administrative	53,617	50,543
Depreciation and amortization	226,591	250,000
Other	2,606	4,685
Total expenses	467,269	477,102

Operating income	161,886	129,198

Other income (expense):
Earnings from unconsolidated entities, net	48,605	58,311
Interest expense	(72,912)	(80,812)
Interest and other income, net	2,785	2,591
Gains on dispositions of investments in real estate, net	97,325	144,317
Foreign currency and derivative losses, net	(7,400)	(14,211)
Losses on early extinguishment of debt, net	-	(1,052)
Total other income	68,403	109,144
Earnings before income taxes	230,289	238,342
Total income tax expense	9,600	15,537
Consolidated net earnings	220,689	222,805
Less net earnings attributable to noncontrolling interests	15,760	13,075
Net earnings attributable to controlling interests	204,929	209,730
Less preferred stock dividends	1,674	1,689
Net earnings attributable to common stockholders	$203,255	$208,041

Weighted average common shares outstanding – Basic	528,721	524,205
Weighted average common shares outstanding – Diluted	550,010	543,562

Net earnings per share attributable to common stockholders – Basic	$0.38	$0.40

Net earnings per share attributable to common stockholders – Diluted	$0.38	$0.39

Dividends per common share	$0.44	$0.42

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Consolidated net earnings	$220,689	$222,805
Other comprehensive income (loss):
Foreign currency translation gains, net	39,667	1,461
Unrealized gains (losses) on derivative contracts, net	2,631	(15,892)
Comprehensive income	262,987	208,374
Net earnings attributable to noncontrolling interests	(15,760)	(13,075)
Other comprehensive income attributable to noncontrolling interests	(48,107)	(8,040)
Comprehensive income attributable to common stockholders	$199,120	$187,259

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2017

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	Interests	Equity
Balance at January 1, 2017	$78,235	528,671	$5,287	$19,455,039	$(937,473)	$(3,610,007)	$3,467,059	$18,458,140
Consolidated net earnings	-	-	-	-	-	204,929	15,760	220,689
Effect of equity compensation plans	-	930	9	(1,239)	-	-	8,286	7,056
Settlement of noncontrolling interests	-	-	-	(201,797)	-	-	(588,006)	(789,803)
Conversion of noncontrolling interests	-	612	6	17,229	-	-	(17,235)	-
Foreign currency translation gains (losses), net	-	-	-	-	(8,369)	-	48,036	39,667
Unrealized gains on derivative contracts, net	-	-	-	-	2,560	-	71	2,631
Reallocation of equity	-	-	-	(22,457)	-	-	22,457	-
Distributions and other	-	-	-	(13)	-	(235,072)	(34,874)	(269,959)
Balance at March 31, 2017	$78,235	530,213	$5,302	$19,246,762	$(943,282)	$(3,640,150)	$2,921,554	$17,668,421

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Consolidated net earnings	$220,689	$222,805
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(25,497)	(20,283)
Equity-based compensation awards	18,380	12,465
Depreciation and amortization	226,591	250,000
Earnings from unconsolidated entities, net	(48,605)	(58,311)
Distributions from unconsolidated entities	77,347	80,088
Net changes in operating receivables from unconsolidated entities	3,880	30,599
Amortization of debt premiums, net of debt issuance costs	(2,905)	(5,391)
Gains on dispositions of investments in real estate, net	(97,325)	(144,317)
Unrealized foreign currency and derivative losses, net	12,078	15,079
Losses on early extinguishment of debt, net	-	1,052
Deferred income tax expense (benefit)	2,439	(619)
Increase in accounts receivable and other assets	33,470	11,455
Decrease in accounts payable and accrued expenses and other liabilities	(67,748)	(110,746)
Net cash provided by operating activities	352,794	283,876
Investing activities:
Real estate development	(320,986)	(343,955)
Real estate acquisitions	(132,358)	(67,346)
Tenant improvements and lease commissions on previously leased space	(40,278)	(41,569)
Nondevelopment capital expenditures	(10,851)	(10,721)
Proceeds from dispositions and contributions of real estate properties	542,192	603,387
Investments in and advances to unconsolidated entities	(106,658)	(117,017)
Return of investment from unconsolidated entities	108,543	111,141
Proceeds from repayment of notes receivable backed by real estate	15,094	197,500
Proceeds from the settlement of net investment hedges	1,789	869
Net cash provided by investing activities	56,487	332,289
Financing activities:
Proceeds from issuance of common stock	1,899	1,192
Dividends paid on common and preferred stock	(235,072)	(222,559)
Noncontrolling interests contributions	-	256
Noncontrolling interests distributions	(35,989)	(78,888)
Purchase of noncontrolling interests	(789,803)	(2,128)
Tax paid for shares withheld	(19,179)	(7,268)
Debt and equity issuance costs paid	(735)	(315)
Net proceeds from (payments on) credit facilities	(33,745)	302,983
Repurchase and payments of debt	(201,800)	(809,309)
Proceeds from issuance of debt	485,496	299,497
Net cash used in financing activities	(828,928)	(516,539)

Effect of foreign currency exchange rate changes on cash	8,160	6,031
Net increase (decrease) in cash and cash equivalents	(411,487)	105,657
Cash and cash equivalents, beginning of period	807,316	264,080
Cash and cash equivalents, end of period	$395,829	$369,737

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2017	December 31,
	(Unaudited)	2016
ASSETS
Investments in real estate properties	$27,131,229	$27,119,330
Less accumulated depreciation	3,914,817	3,758,372
Net investments in real estate properties	23,216,412	23,360,958
Investments in and advances to unconsolidated entities	4,305,881	4,230,429
Assets held for sale or contribution	439,743	322,139
Notes receivable backed by real estate	17,006	32,100
Net investments in real estate	27,979,042	27,945,626

Cash and cash equivalents	395,829	807,316
Other assets	1,440,087	1,496,990
Total assets	$29,814,958	$30,249,932

LIABILITIES AND CAPITAL
Liabilities:
Debt	$10,966,932	$10,608,294
Accounts payable and accrued expenses	549,836	556,179
Other liabilities	629,769	627,319
Total liabilities	12,146,537	11,791,792

Capital:
Partners’ capital:
General partner – preferred	78,235	78,235
General partner – common	14,668,632	14,912,846
Limited partners – common	166,902	150,173
Limited partners – Class A common	238,637	244,417
Total partners’ capital	15,152,406	15,385,671
Noncontrolling interests	2,516,015	3,072,469
Total capital	17,668,421	18,458,140
Total liabilities and capital	$29,814,958	$30,249,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental	$439,884	$437,104
Rental recoveries	127,049	117,012
Strategic capital	57,045	51,003
Development management and other	5,177	1,181
Total revenues	629,155	606,300
Expenses:
Rental	152,656	146,581
Strategic capital	31,799	25,293
General and administrative	53,617	50,543
Depreciation and amortization	226,591	250,000
Other	2,606	4,685
Total expenses	467,269	477,102

Operating income	161,886	129,198

Other income (expense):
Earnings from unconsolidated entities, net	48,605	58,311
Interest expense	(72,912)	(80,812)
Interest and other income, net	2,785	2,591
Gains on dispositions of investments in real estate, net	97,325	144,317
Foreign currency and derivative losses, net	(7,400)	(14,211)
Losses on early extinguishment of debt, net	-	(1,052)
Total other income	68,403	109,144
Earnings before income taxes	230,289	238,342
Total income tax expense	9,600	15,537
Consolidated net earnings	220,689	222,805
Less net earnings attributable to noncontrolling interests	10,137	6,841
Net earnings attributable to controlling interests	210,552	215,964
Less preferred unit distributions	1,674	1,689
Net earnings attributable to common unitholders	$208,878	$214,275

Weighted average common units outstanding – Basic	534,685	531,070
Weighted average common units outstanding – Diluted	550,010	543,562

Net earnings per unit attributable to common unitholders – Basic	$0.38	$0.40

Net earnings per unit attributable to common unitholders – Diluted	$0.38	$0.39

Distributions per common unit	$0.44	$0.42

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Consolidated net earnings	$220,689	$222,805
Other comprehensive income (loss):
Foreign currency translation gains, net	39,667	1,461
Unrealized gains (losses) on derivative contracts, net	2,631	(15,892)
Comprehensive income	262,987	208,374
Net earnings attributable to noncontrolling interests	(10,137)	(6,841)
Other comprehensive income attributable to noncontrolling interests	(48,267)	(8,726)
Comprehensive income attributable to common unitholders	$204,583	$192,807

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Three Months Ended March 31, 2017

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2017	1,565	$78,235	528,671	$14,912,846	5,323	$150,173	8,894	$244,417	$3,072,469	$18,458,140
Consolidated net earnings	-	-	-	204,929	-	2,292	-	3,331	10,137	220,689
Effect of equity compensation plans	-	-	930	(1,230)	1,281	8,286	-	-	-	7,056
Settlement of noncontrolling interests	-	-	-	(201,797)	-	-	-	-	(588,006)	(789,803)
Conversion of limited partners units	-	-	612	17,235	(572)	(15,832)	-	-	(1,403)	-
Foreign currency translation gains (losses), net	-	-	-	(8,369)	-	(95)	-	(136)	48,267	39,667
Unrealized gains on derivative contracts, net	-	-	-	2,560	-	29	-	42	-	2,631
Reallocation of capital	-	-	-	(22,457)	-	25,721	-	(3,264)	-	-
Distributions and other	-	-	-	(235,085)	-	(3,672)	-	(5,753)	(25,449)	(269,959)
Balance at March 31, 2017	1,565	$78,235	530,213	$14,668,632	6,032	$166,902	8,894	$238,637	$2,516,015	$17,668,421

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Consolidated net earnings	$220,689	$222,805
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(25,497)	(20,283)
Equity-based compensation awards	18,380	12,465
Depreciation and amortization	226,591	250,000
Earnings from unconsolidated entities, net	(48,605)	(58,311)
Distributions from unconsolidated entities	77,347	80,088
Net changes in operating receivables from unconsolidated entities	3,880	30,599
Amortization of debt premiums, net of debt issuance costs	(2,905)	(5,391)
Gains on dispositions of investments in real estate, net	(97,325)	(144,317)
Unrealized foreign currency and derivative losses, net	12,078	15,079
Losses on early extinguishment of debt, net	-	1,052
Deferred income tax expense (benefit)	2,439	(619)
Increase in accounts receivable and other assets	33,470	11,455
Decrease in accounts payable and accrued expenses and other liabilities	(67,748)	(110,746)
Net cash provided by operating activities	352,794	283,876
Investing activities:
Real estate development	(320,986)	(343,955)
Real estate acquisitions	(132,358)	(67,346)
Tenant improvements and lease commissions on previously leased space	(40,278)	(41,569)
Nondevelopment capital expenditures	(10,851)	(10,721)
Proceeds from dispositions and contributions of real estate properties	542,192	603,387
Investments in and advances to unconsolidated entities	(106,658)	(117,017)
Return of investment from unconsolidated entities	108,543	111,141
Proceeds from repayment of notes receivable backed by real estate	15,094	197,500
Proceeds from the settlement of net investment hedges	1,789	869
Net cash provided by investing activities	56,487	332,289
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	1,899	1,192
Distributions paid on common and preferred units	(244,497)	(231,967)
Noncontrolling interests contributions	-	256
Noncontrolling interests distributions	(26,564)	(69,480)
Purchase of noncontrolling interests	(789,803)	(2,128)
Tax paid for shares withheld	(19,179)	(7,268)
Debt and capital issuance costs paid	(735)	(315)
Net proceeds from (payments on) credit facilities	(33,745)	302,983
Repurchase and payments of debt	(201,800)	(809,309)
Proceeds from issuance of debt	485,496	299,497
Net cash used in financing activities	(828,928)	(516,539)

Effect of foreign currency exchange rate changes on cash	8,160	6,031
Net increase (decrease) in cash and cash equivalents	(411,487)	105,657
Cash and cash equivalents, beginning of period	807,316	264,080
Cash and cash equivalents, end of period	$395,829	$369,737

See Note 11 for information on noncash investing and financing activities and other information.

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

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2017, the Parent owned an approximate 97.31% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.69% common limited partnership interests, which include 8.9 million Class A common limited partnership units (“Class A Units”) in the Operating Partnership, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the Operating Partnership is determined based on the number of Operating Partnership units held, including the number of Operating Partnership units into which Class A Units are convertible, compared to total Operating Partnership units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the Operating Partnership to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statement of Equity and Reallocation of Capital in the Consolidated Statement of Capital.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC, and other public information.

Certain amounts included in the accompanying Consolidated Financial Statements for 2016 have been reclassified to conform to the 2017 financial statement presentation. This included two reclassifications made in the Consolidated Statements of Cash Flows. The first was a reclassification of distributions from our unconsolidated entities from investing activities to operating activities due to the adoption of the accounting standard update that provided guidance for areas in which there was diversity in how certain cash receipts and payments were presented and classified. The second was the reclassification of payments from operating activities to financing activities due to the accounting standard update that amended the stock compensation requirements in existing GAAP.

New Accounting Pronouncements.

New Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that clarifies the definition of a business. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect most of our acquisitions of operating properties and portfolios of operating properties to qualify as asset acquisitions under the standard that permits the capitalization of acquisition costs to the basis of the acquired buildings. We adopted this standard on January 1, 2017, on a prospective basis, and the adoption did not have a significant impact on the Consolidated Financial Statements.

New Accounting Standards Issued but not yet Adopted

Revenue Recognition. In May 2014, the FASB issued an accounting standard that requires companies to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. We are evaluating each of our revenue streams and related accounting policy under the standard. Rental revenues and recoveries earned from leasing our operating properties will be evaluated with the adoption of the lease accounting standard (discussed below). Our evaluation under the revenue recognition standard also includes sales to third parties and unconsolidated co-investment ventures as well as recurring fees and promotes earned from our co-investment ventures. While we do not expect changes in the recognition of recurring fees earned from the co-investment ventures, we are evaluating both the timing and measurement of promotes earned from co-investment ventures that may result in recognizing such fees when they are probable of being earned. For sales to third parties, primarily a disposition of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of or accounting for these sales. In February 2017, in connection with the revenue recognition standard, the FASB issued a standard that provides the accounting treatment for gains and losses from the derecognition of non-financial assets, including the accounting for partial sales. Upon adoption of the standard, we will recognize the entire gain attributed to sales to unconsolidated co-investment ventures rather than the third party share we recognize today. Both the revenue recognition and derecognition of non-financial assets standards are effective for us on January 1, 2018. In addition to the recognition changes discussed above, expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to the standard. We expect to adopt the standards on a modified retrospective basis.

Leases. In February 2016, the FASB issued an accounting standard that provides the principles for the recognition, measurement, presentation and disclosure of leases.

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

Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. We are a lessee on ground leases in certain markets and office space leases. At December 31, 2016, we had approximately 90 ground and office space leases that will require us to measure and record a right-of-use asset and a lease liability upon adoption of the standard. There have been no significant changes to our ground and office space leases since December 31, 2016.

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

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016
Operating properties
Buildings and improvements	329,743	331,210	1,762	1,776	$17,911,386	$17,905,914
Improved land					6,038,816	6,037,543
Development portfolio, including land costs:
Prestabilized	7,784	8,256	26	29	725,949	798,233
Properties under development	19,133	19,539	54	60	761,509	633,849
Land (1)					1,162,427	1,218,904
Other real estate investments (2)					531,142	524,887
Total investments in real estate properties					27,131,229	27,119,330
Less accumulated depreciation					3,914,817	3,758,372
Net investments in real estate properties					$23,216,412	$23,360,958

(1)	Included in our investments in real estate at March 31, 2017, and December 31, 2016, were 5,665 and 5,892 acres of land, respectively.

(2)

Included in other real estate investments are: (i) non-logistics real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) costs related to future development projects, including purchase options on land; (v) infrastructure costs related to projects we are developing on behalf of others; and (vi) earnest money deposits associated with potential acquisitions.

Dispositions

The following table summarizes our real estate disposition activity for the three months ended March 31 (dollars and square feet in thousands):

	2017	2016
Contributions to unconsolidated co-investment ventures
Number of properties	5	5
Square feet	2,769	2,711
Net proceeds (1)	$397,489	$397,895
Net gains on contributions (1)	$88,366	$93,139
Dispositions to third parties
Number of properties	18	27
Square feet	2,318	2,244
Net proceeds (1) (2)	$243,389	$280,579
Net gains on dispositions (1) (2)	$8,959	$51,178

Total gains on dispositions of investments in real estate, net	$97,325	$144,317

(1)	Includes the contribution and disposition of land parcels.

(2)	Includes the sale of our investment in European Logistics Venture 1 (“ELV”) in 2017. See Note 3 for more information on this transaction.

NOTE 3. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are accounted for using the equity method of accounting. See Note 6 for more detail regarding our consolidated investments.

We also have other ventures, generally with one partner and that we do not manage, which we account for using the equity method. We refer to our investments in all entities accounted for using the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	March 31,	December 31,
	2017	2016
Unconsolidated co-investment ventures	$4,096,173	$4,057,524
Other ventures	209,708	172,905
Totals	$4,305,881	$4,230,429

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

The following table summarizes the amounts we recognized in the Consolidated Statements of Income related to the unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2017	2016
Strategic capital revenues from unconsolidated co-investment ventures, net:
U.S.	$11,058	$8,995
Other Americas	6,051	5,386
Europe	26,170	22,333
Asia	12,655	13,601
Total strategic capital revenues from unconsolidated co-investment ventures, net	$55,934	$50,315

Earnings from unconsolidated co-investment ventures, net:
U.S.	$4,946	$6,659
Other Americas	6,570	5,299
Europe	29,905	31,579
Asia	4,029	3,655
Total earnings from unconsolidated co-investment ventures, net	$45,450	$47,192

The following tables summarize the operating information and financial position of our unconsolidated co-investment ventures (not our proportionate share), as presented at our adjusted basis derived from the ventures’ U.S. GAAP information:

	March 31,	December 31,	March 31,
(dollars and square feet in millions)	2017	2016	2016
U.S.:
Number of ventures	1	1	1
Number of operating properties owned	381	369	381
Square feet	51	50	50
Total assets	$4,293	$4,238	$4,382
Third-party debt	$1,340	$1,414	$1,447
Total liabilities	$1,424	$1,540	$1,528
Our investment balance (1)	$430	$435	$688
Our weighted average ownership (2)	14.2%	14.9%	22.5%
Other Americas:
Number of ventures	2	2	2
Number of operating properties owned	214	213	206
Square feet	43	42	39
Total assets	$2,836	$2,793	$2,600
Third-party debt	$737	$739	$659
Total liabilities	$812	$814	$756
Our investment balance (1)	$849	$845	$817
Our weighted average ownership (2)	43.9%	43.9%	43.7%
Europe:
Number of ventures (3) (4)	4	4	4
Number of operating properties owned	702	700	688
Square feet	165	163	159
Total assets	$11,596	$10,853	$11,538
Third-party debt	$2,546	$2,446	$2,511
Total liabilities	$3,463	$3,283	$3,448
Our investment balance (1)	$2,353	$2,327	$2,759
Our weighted average ownership (2)	33.2%	35.1%	38.5%
Asia:
Number of ventures	2	2	2
Number of operating properties owned	85	85	73
Square feet	37	36	32
Total assets	$5,361	$5,173	$4,911
Third-party debt	$2,055	$1,947	$1,779
Total liabilities	$2,347	$2,239	$2,023
Our investment balance (1)	$464	$451	$448
Our weighted average ownership (2)	15.1%	15.1%	15.0%
Total:
Number of ventures	9	9	9
Number of operating properties owned	1,382	1,367	1,348
Square feet	296	291	280
Total assets	$24,086	$23,057	$23,431
Third-party debt	$6,678	$6,546	$6,396
Total liabilities	$8,046	$7,876	$7,755
Our investment balance (1)	$4,096	$4,058	$4,712
Our weighted average ownership (2)	26.9%	27.9%	31.1%

	Three Months Ended March 31,
(in millions)	2017	2016
Revenues:
U.S.	$104	$98
Other Americas	64	57
Europe	244	244
Asia	88	76
Total revenues	$500	$475

Net earnings:
U.S.	$36	$30
Other Americas	17	14
Europe	73	73
Asia	24	22
Total net earnings	$150	$139

(1)

The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2017, and December 31, 2016, results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to a venture ($465.3 million and $469.9 million, respectively); (ii) recording additional costs associated with our investment in a venture ($124.4 million and $124.1 million, respectively); and (iii) advances to a venture ($155.1 million and $166.1 million, respectively). Included in the advances to our ventures at March 31, 2017, and December 31, 2016, were receivables from Nippon Prologis REIT, Inc. (“NPR”) of $102.3 million and $96.9 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties owned by NPR. We have a corresponding payable to NPR’s customers in Other Liabilities.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(3)

In January 2017, we sold our investment in ELV to our fund partner for $84.3 million and ELV contributed its properties to Prologis Targeted Europe Logistics Fund (“PTELF”) in exchange for equity interests.

(4)

In February 2017, we formed the Prologis United Kingdom Logistics Venture (“UKLV”), an unconsolidated co-investment venture in which we have a 15.0% ownership interest. UKLV will acquire land, develop buildings and operate and hold logistics real estate assets in the United Kingdom (“U.K.”). Upon formation, we, along with our venture partner, committed £380.0 million ($474.9 million at March 31, 2017), of which our share is £57.0 million ($71.2 million at March 31, 2017). In February 2017, we contributed a portfolio of 3.9 million square feet of stabilized properties, properties under development and land for approximately £202.9 million ($252.1 million). We expect to continue to contribute properties into UKLV as they become stabilized, along with land.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at March 31, 2017 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$6	$6	2017-2018
Prologis Targeted Europe Logistics Fund (1)	-	388	388	2017-2018
Prologis United Kingdom Logistics Venture (2)	36	204	240	2021
Prologis China Logistics Venture	294	1,665	1,959	2017
Totals	$330	$2,263	$2,593

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.07 U.S. dollars to the euro.

(2)

As discussed above, this co-investment venture was formed in February 2017. Equity commitments are denominated in British pounds sterling and reported in U.S. dollars based on an exchange rate of $1.25 U.S. dollars to the British pound sterling.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2017, and December 31, 2016. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	March 31,	December 31,
	2017	2016
Number of operating properties	21	13
Square feet	5,292	4,167
Total assets held for sale or contribution	$439,743	$322,139
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$5,709	$4,984

NOTE 5. DEBT

All debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

The following table summarizes our debt (dollars in thousands):

	March 31, 2017		December 31, 2016
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	-	$-	1.0%	$35,023
Senior notes	3.3%	6,471,112	3.3%	6,417,492
Term loans	1.4%	1,825,796	1.4%	1,484,523
Unsecured other	6.1%	14,604	6.1%	14,478
Secured mortgages (3)	4.1%	1,945,201	4.9%	979,585
Secured mortgages of consolidated entities (3)	2.7%	710,219	3.0%	1,677,193
Totals	3.1%	$10,966,932	3.2%	$10,608,294

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding.

(2)

Included in the outstanding balances are borrowings denominated in non-U.S. dollars, principally: euro ($3.4 billion), Japanese yen ($1.4 billion), Canadian dollars ($0.4 billion) and British pounds sterling ($37.5 million).

(3)

As discussed in Note 6, we acquired all of our partner’s interest in Prologis North American Industrial Fund, therefore, the related secured mortgage debt of $958.9 million is now wholly-owned and reported as secured mortgages.

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen and U.S. dollars on a revolving basis up to $3.0 billion (subject to currency fluctuations). We have the ability to increase the Global Facility to $3.8 billion, subject to currency fluctuations and obtaining additional lender commitments. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating Partnership. The Global Facility is scheduled to mature in April 2020; however, we may extend the maturity date for six months on two occasions, subject to the satisfaction of certain conditions and payment of extension fees.

We also have a Japanese yen revolver (the “Revolver”). In February 2017, we renewed and amended the Revolver to increase our availability from ¥45.0 billion to ¥50.0 billion ($447.1 million at March 31, 2017). We have the ability to increase the Revolver to ¥65.0 billion ($581.3 million at March 31, 2017), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating Partnership. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at March 31, 2017 (in millions):

Aggregate lender commitments	$3,398
Less:
Borrowings outstanding	-
Outstanding letters of credit	36
Current availability	$3,362

Term Loans

In March 2017, we entered into an unsecured senior term loan agreement (the “2017 Yen Term Loan”) under which we can draw in Japanese yen, of which ¥7.2 billion ($64.4 million at March 31, 2017) matures in March 2027 and bears interest of 0.92% and ¥4.8 billion ($42.9 million at March 31, 2017) matures in March 2028 and bears interest of 1.01%. In the first quarter of 2017, we borrowed ¥12.0 billion ($107.3 million), causing the 2017 Yen Term Loan to be fully drawn at March 31, 2017.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2017 and for each of the years in the period ending December 31, 2026, and thereafter were as follows at March 31, 2017 (in thousands):

	Unsecured
	Senior	Term Loans	Secured
Maturity	Notes	and Other	Mortgage Debt	Total
2017 (1) (2)	$-	$378,334	$424,476	$802,810
2018	175,000	961	570,107	746,068
2019	618,294	1,084	446,360	1,065,738
2020	844,077	1,190	436,736	1,282,003
2021	1,248,370	1,012	141,573	1,390,955
2022	748,370	447,914	163,197	1,359,481
2023	850,000	905,517	174,416	1,929,933
2024	748,370	911	133,333	882,614
2025	750,000	976	135,895	886,871
2026	534,550	696	1,223	536,469
Thereafter	-	112,679	1,161	113,840
Subtotal	6,517,031	1,851,274	2,628,477	10,996,782
Premiums (discounts), net	(19,003)	-	36,098	17,095
Debt issuance costs, net	(26,916)	(10,874)	(9,155)	(46,945)
Totals	$6,471,112	$1,840,400	$2,655,420	$10,966,932

(1)

We expect to repay the amounts maturing in 2017 with cash generated from operations, proceeds from the dispositions of wholly owned real estate properties or, as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2017 maturities is a term loan that can be extended until 2019.

Debt Covenants

We have approximately $6.5 billion of senior notes and $1.8 billion of term loans outstanding at March 31, 2017, under three separate indentures, as supplemented, and are subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At March 31, 2017, we were in compliance with all financial covenants.

NOTE 6. NONCONTROLLING INTERESTS

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are redeemable for cash or, at our option, shares of the Parent’s common stock, generally at a rate of one share of common stock to one unit. We also consolidate several entities in which we do not own 100% of the equity and the units of the entity are not convertible or redeemable.

Prologis, Inc.

The noncontrolling interests of the Parent include the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the Parent.

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and liabilities at March 31, 2017, and December 31, 2016 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2017	2016	2017	2016	2017	2016	2017	2016
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,419,744	$2,424,800	$6,180,047	$6,201,278	$810,769	$797,593
Prologis North American Industrial Fund (1)	100.0%	66.1%	-	486,648	-	2,479,072	-	1,038,708
Prologis Brazil Logistics Partners Fund I (2)	100.0%	50.0%	-	61,836	-	131,581	-	720
Other consolidated entities (3)	various	various	96,271	99,185	1,494,171	866,821	139,357	34,073
Prologis, L.P. noncontrolling interests			2,516,015	3,072,469	7,674,218	9,678,752	950,126	1,871,094
Limited partners in Prologis, L.P. (4) (5)			405,539	394,590	-	-	-	-
Prologis, Inc. noncontrolling interests			$2,921,554	$3,467,059	$7,674,218	$9,678,752	$950,126	$1,871,094

(1)

In March 2017, we acquired all of our partner’s interest for $710.2 million. The difference between the amount we paid and the noncontrolling interest balance was adjusted through Additional Paid-in Capital with no gain or loss recognized.

(2)

In March 2017, we acquired all of our partner’s interest for $79.8 million. The difference between the amount we paid and the noncontrolling interest balance was adjusted through Additional Paid-in Capital with no gain or loss recognized. At December 31, 2016, the assets of the Brazil Fund were primarily investments in unconsolidated entities of $113.1 million. For additional information on our unconsolidated investments, see Note 3.

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. At March 31, 2017, and December 31, 2016, limited partnership units were redeemable for cash or, at our option, 1.8 million shares of the Parent’s common stock. In 2017, limited partnership units were redeemed for 40 thousand shares of the Parent’s common stock.

(4)

We had 8.9 million Class A Units that were convertible into 8.6 million and 8.7 million common limited partnership units of the Operating Partnership at March 31, 2017, and December 31, 2016, respectively.

(5)

At March 31, 2017, and December 31, 2016, excluding the Class A Units, there were common limited partnership units in the Operating Partnership outstanding that were redeemable for cash or, at our option, 4.1 million shares and 4.6 million shares of the Parent’s common stock with a fair value of $214.3 million and $241.8 million, respectively, based on the closing stock price of the Parent’s common stock. During 2017, unitholders redeemed 0.6 million common limited partnership units for an equal number of shares of the Parent’s common stock with a value of $15.8 million. At March 31, 2017, and December 31, 2016, there were 3.6 million and 2.2 million LTIP Units (as defined in Note 7) outstanding, respectively, associated with our long-term compensation plan that are convertible into common units of the Operating Partnership after they vest and other applicable conditions are met.

NOTE 7. LONG-TERM COMPENSATION

Prologis Outperformance Plan (“POP”)

We granted participation points for the 2017 – 2019 performance period in January 2017, with a fair value of $20.4 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 1.49% and an expected volatility of 22.2%. Participation points represent a portion of a compensation pool that can be earned if and when certain performance criterion is met under the POP for the applicable performance period.

The POP performance criterion was met for the 2014 – 2016 performance period, which resulted in awards for this performance period being earned. An aggregate performance pool of $62.2 million was awarded in January 2017 in the form of common stock or vested POP LTIP Units.

Prologis Outperformance Plan Operating Partnership Long-Term Incentive Plan Units (“POP LTIP Units”)

The following table summarizes the activity for the unvested POP LTIP Units for the three months ended March 31, 2017 (units in thousands):

Number of Unvested
POP LTIP Units
Balance at January 1, 2017	3,490
Granted	38
Vested POP LTIP Units (1)	(685)
Forfeited	(589)
Balance at March 31, 2017	2,254

(1)

Vested units are based on the POP performance criteria being met for the 2014 – 2016 performance period and represents the earned award amount. Vested units are included in LTIP Units in the table below. Any excess outstanding unvested POP LTIP Units for the 2014 – 2016 performance period were forfeited to the extent not earned.

Operating Partnership Long-Term Incentive Plan Units (“LTIP Units”)

The following table summarizes the activity for LTIP Units for the three months ended March 31, 2017 (units in thousands):

	Number of	Weighted Average	Number of
	LTIP Units	Grant-Date Fair Value	LTIP Units Vested
Balance at January 1, 2017	2,219	$40.81	743
Granted	841
Vested POP LTIP Units	685
Conversion to common limited partnership units	(122)
Balance at March 31, 2017	3,623	$45.07	1,902

Restricted Stock Units (“RSUs”)

The following table summarizes the activity for RSUs for the three months ended March 31, 2017 (units in thousands):

	Number of	Weighted Average	Number of
	RSUs	Grant-Date Fair Value	RSUs Vested
Balance at January 1, 2017	1,617	$40.58	125
Granted	642
Vested and distributed	(731)
Forfeited	(21)
Balance at March 31, 2017	1,507	$44.43	121

Stock Options

We have $1.7 million stock options outstanding and exercisable at March 31, 2017, with a weighted average exercise price of $32.08. The aggregate intrinsic value of exercised options was $2.6 million and $0.8 million for the three months ended March 31, 2017, and 2016, respectively. No stock options were granted in 2017 or 2016.

NOTE 8. EARNINGS PER COMMON SHARE OR UNIT

We determine basic earnings per share or unit based on the weighted average number of shares of common stock or units outstanding during the period. We compute diluted earnings per share or unit based on the weighted average number of shares or units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The computation of our basic and diluted earnings per share and unit (in thousands, except per share and unit amounts) is as follows:

	Three Months Ended
	March 31,
Prologis, Inc.	2017	2016
Net earnings attributable to common stockholders – Basic	$203,255	$208,041
Net earnings attributable to redeemable limited partnership unitholders (1)	5,967	6,609
Adjusted net earnings attributable to common stockholders – Diluted	$209,222	$214,650

Weighted average common shares outstanding – Basic	528,721	524,205
Incremental weighted average effect on redemption of limited partnership units (1)	16,455	17,543
Incremental weighted average effect of equity awards	4,834	1,814
Weighted average common shares outstanding – Diluted (2)	550,010	543,562

Net earnings per share attributable to common stockholders:
Basic	$0.38	$0.40
Diluted	$0.38	$0.39

	Three Months Ended
	March 31,
Prologis, L.P.	2017	2016
Net earnings attributable to common unitholders	$208,878	$214,275
Net earnings attributable to Class A common unitholders	(3,331)	(3,510)
Net earnings attributable to common unitholders – Basic	$205,547	$210,765
Net earnings attributable to Class A common unitholders	3,331	3,510
Net earnings attributable to limited partnership unitholders	344	375
Adjusted net earnings attributable to common unitholders – Diluted	$209,222	$214,650

Weighted average common partnership units outstanding – Basic	534,685	531,070
Incremental weighted average effect on conversion of Class A Units	8,664	8,844
Incremental weighted average effect on redemption of limited partnership units into common stock of Prologis, Inc.	1,827	1,834
Incremental weighted average effect of equity awards of Prologis, Inc.	4,834	1,814
Weighted average common partnership units outstanding – Diluted (2)	550,010	543,562

Net earnings per unit attributable to common unitholders:
Basic	$0.38	$0.40
Diluted	$0.38	$0.39

(1)

Earnings allocated to the redeemable Operating Partnership units not held by the Parent has been included in the numerator and redeemable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
Total weighted average potentially dilutive limited partnership units	10,491	10,678
Total potentially dilutive stock awards	8,278	6,565
Total Prologis, L.P.	18,769	17,243
Limited partners in Prologis, L.P.	5,964	6,865
Total Prologis, Inc.	24,733	24,108

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into derivative contracts, such as foreign currency contracts to manage foreign currency exposure, and interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are customized transactions and are not exchange-traded. Management reviews our hedging program, derivative positions and overall risk management strategy on a regular basis. We enter into only those transactions we believe will be highly effective at offsetting the underlying risk. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The following table presents the fair value and classification of our derivative instruments (in thousands):

	March 31, 2017		December 31, 2016
	Asset	Liability	Asset	Liability
Net investment hedges
British pound sterling denominated	$6,877	$1,296	$7,439	$-
Canadian dollar denominated	-	1,595	1,245	-

Forwards and options (1)
British pound sterling denominated	13,320	547	16,985	-
Canadian dollar denominated	204	230	831	197
Euro denominated	8,174	-	10,933	-
Yen denominated	5,596	2,306	9,246	1,071

Interest rate hedges	121	-	435	-

Total fair value of derivatives	$34,292	$5,974	$47,114	$1,268

(1)

As discussed below, these foreign currency options are not designated as hedges. We recognized unrealized losses of $13.7 million and $16.8 million in Foreign Currency and Derivative Losses, Net from the change in value of our outstanding foreign currency options for the three months ended March 31, 2017, and 2016, respectively.

Foreign Currency

We primarily manage our foreign currency exposure by borrowing in the currencies in which we invest. We may issue debt in a currency that is not the same functional currency of the borrowing entity to offset the translation and economic exposures related to our net investment in international subsidiaries. To mitigate the impact of the translation from the fluctuations in exchange rates, we may designate this debt as a nonderivative financial instrument hedge. We also hedge our investments in certain international subsidiaries using foreign currency derivative contracts (net investment hedges) to offset the translation and economic exposures related to our investments in these subsidiaries by locking in a forward exchange rate at the inception of the hedge. To the extent we have an effective hedging relationship, we report all changes in fair value of the hedged portion of the nonderivative financial instruments and net investment hedges in equity in the foreign currency translation component of Accumulated Other Comprehensive Loss (“AOCI”) in the Consolidated Balance Sheets. These amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI. The changes in fair value of the portion of the nonderivative financial instruments that are not designated as hedges are recorded in Foreign Currency and Derivative Losses, Net in the Consolidated Statements of Income. We recognize ineffectiveness, if any, in earnings at the time the ineffectiveness occurred.

We may use foreign currency option contracts, including puts, calls and collars to mitigate foreign currency exchange rate risk associated with the translation of our projected net operating income of our international subsidiaries. These are not designated as hedges as they do not meet hedge accounting requirements. Changes in the fair value of non-hedge designated derivatives are recorded in Foreign Currency and Derivative Losses, Net.

The following tables summarize the activity in our foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

2017
	Foreign Currency Contracts
Local Currency	Net Investment Hedges		Forwards and Options
	CAD	GBP	CAD	EUR	GBP	JPY
Notional amounts at January 1	$133	£31	$50	€174	£48	¥15,500
New contracts	133	100	-	32	63	2,000
Matured, expired or settled contracts	(133)	-	(7)	(26)	(15)	(1,750)
Notional amounts at March 31	$133	£131	$43	€180	£96	¥15,750

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges		Forwards and Options
Notional amounts at January 1	$100	$46	$38	$197	$78	$144
New contracts	99	127	-	36	80	19
Matured, expired or settled contracts	(100)	-	(6)	(30)	(22)	(16)
Notional amounts at March 31	$99	$173	$32	$203	$136	$147

Weighted average forward rate at March 31	1.33	1.32	1.32	1.13	1.37	107.19
Active contracts at March 31	2	4	14	25	17	31

2016
	Foreign Currency Contracts
Local Currency	Net Investment Hedges			Forwards and Options
	CAD	GBP	JPY	EUR	GBP	JPY	Other
Notional amounts at January 1	$-	£238	¥-	€275	£97	¥12,840
New contracts	133	-	11,189	60	-	4,000
Matured, expired or settled contracts	-	-	(11,189)	(45)	(12)	(1,460)
Notional amounts at March 31	$133	£238	¥-	€290	£85	¥15,380

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges			Forwards and Options (1)
Notional amounts at January 1	$-	$386	$-	$310	$148	$109	$50
New contracts	100	-	99	68	-	36	9
Matured, expired or settled contracts	-	-	(99)	(51)	(18)	(13)	(8)
Notional amounts at March 31	$100	$386	$-	$327	$130	$132	$51

(1)

During the three months ended March 31, 2017, and 2016, we exercised 11 and 8 option contracts and realized gains of $5.3 million and $1.7 million, respectively, in Foreign Currency and Derivative Losses, Net.

Interest Rate

We may enter into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount.

We report the effective portion of the gain or loss on the derivative as a component of AOCI and reclassify it to Interest Expense over the corresponding period of the hedged item. We recognize any hedge ineffectiveness in Interest Expense at the time the ineffectiveness occurred. During the three months ended March 31, 2017, and 2016, we did not have losses due to hedge ineffectiveness.

At March 31, 2017, and December 31, 2016, we had three interest rate swaps outstanding with a notional amount of $271.2 million. We did not enter into or settle any interest rate swaps during the three months ended March 31, 2017, or 2016.

Other Comprehensive Income

The change in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar for which we recorded gains of $81.9 million and $154.8 million for the three months ended March 31, 2017, and 2016, respectively. It also includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and (losses) associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2017	2016
Derivative net investment hedges (1)	$2,294	$7,908
Interest rate and cash flow hedges (2)	429	(11,121)
Our share of derivatives from unconsolidated co-investment ventures	2,202	(4,771)
Total derivative instruments	4,925	(7,984)
Nonderivative net investment hedges (3)	(44,526)	(161,189)
Total derivative and nonderivative hedging instruments	$(39,601)	$(169,173)

(1)	We received $1.8 million and $0.9 million for the three months ended March 31, 2017, and 2016, respectively, upon the settlement of net investment hedges.

(2)

The amounts reclassified to interest expense for the three months ended March 31, 2017, and 2016, were $1.4 million and $1.0 million, respectively. For the next 12 months from March 31, 2017, we estimate an additional expense of $5.5 million will be reclassified to Interest Expense.

(3)

At March 31, 2017, and December 31, 2016, we had €3.2 billion ($3.4 billion) of debt, net of accrued interest, respectively, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We recognized unrealized losses of $4.1 million in Foreign Currency and Derivative Losses, Net on the unhedged portion of our debt for the three months ended March 31, 2017. We did not recognize any gains or losses for the three months ended March 31, 2016.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fair Value Measurements on a Recurring Basis

At March 31, 2017, and December 31, 2016, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2017, and December 31, 2016, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

No assets met the criteria to be measured at fair value on a nonrecurring basis at March 31, 2017, or December 31, 2016.

Fair Value of Financial Instruments

At March 31, 2017, and December 31, 2016, the carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2017, and December 31, 2016, as compared with those in effect when the debt was issued or assumed. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$35,023	$35,061
Senior notes	6,471,112	6,967,522	6,417,492	6,935,485
Term loans and unsecured other	1,840,400	1,857,013	1,499,001	1,510,661
Secured mortgages	1,945,201	2,025,183	979,585	1,055,020
Secured mortgages of consolidated entities	710,219	709,741	1,677,193	1,683,489
Total debt	$10,966,932	$11,559,459	$10,608,294	$11,219,716

NOTE 10. BUSINESS SEGMENTS

Our current business strategy consists of two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenues and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we utilize the following: (i) our land bank; (ii) the development expertise of our local teams; (iii) our customer relationships; and (iv) our in-depth knowledge in connection with our development activities. Land we own and lease to customers under ground leases is also included in this segment.

•

Strategic Capital. This operating segment represents the management of unconsolidated co-investment ventures. We generate strategic capital revenues from our unconsolidated co-investment ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promotes periodically during the life of a venture or upon liquidation. Each unconsolidated co-investment venture we manage is considered to be an individual operating segment with similar economic characteristics; these ventures are combined within the reportable segment based on geographic location.

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

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Real estate operations segment:
U.S.	$524,147	$511,157
Other Americas	15,089	13,935
Europe	18,231	16,475
Asia	14,643	13,730
Total real estate operations segment	572,110	555,297
Strategic capital segment:
U.S.	11,908	9,356
Other Americas	6,051	5,386
Europe	26,262	22,583
Asia	12,824	13,678
Total strategic capital segment	57,045	51,003

Total revenues	$629,155	$606,300

Segment net operating income:
Real estate operations segment:
U.S.	$384,100	$375,717
Other Americas	9,982	8,193
Europe	12,858	11,305
Asia	9,908	8,816
Total real estate operations segment	416,848	404,031
Strategic capital segment:
U.S.	1,939	1,710
Other Americas	3,145	3,136
Europe	16,390	15,620
Asia	3,772	5,244
Total strategic capital segment	25,246	25,710

Total segment net operating income	442,094	429,741

Reconciling items:
General and administrative expenses	53,617	50,543
Depreciation and amortization expenses	226,591	250,000
Operating income	161,886	129,198
Earnings from unconsolidated entities, net	48,605	58,311
Interest expense	(72,912)	(80,812)
Interest and other income, net	2,785	2,591
Gains on dispositions of investments in real estate, net	97,325	144,317
Foreign currency and derivative losses, net	(7,400)	(14,211)
Losses on early extinguishment of debt, net	-	(1,052)
Earnings before income taxes	$230,289	$238,342

	March 31,	December 31,
	2017	2016
Assets:
Real estate operations segment:
U.S.	$21,276,254	$21,286,422
Other Americas	1,005,827	978,476
Europe	1,119,860	1,346,589
Asia	980,665	936,462
Total real estate operations segment	24,382,606	24,547,949
Strategic capital segment:
U.S.	17,772	18,090
Europe	43,781	47,635
Asia	1,161	1,301
Total strategic capital segment	62,714	67,026
Total segment assets	24,445,320	24,614,975
Reconciling items:
Investments in and advances to unconsolidated entities	4,305,881	4,230,429
Assets held for sale or contribution	439,743	322,139
Notes receivable backed by real estate	17,006	32,100
Cash and cash equivalents	395,829	807,316
Other assets	211,179	242,973
Total reconciling items	5,369,638	5,634,957
Total assets	$29,814,958	$30,249,932

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2017, and 2016 included the following:

•	We capitalized $7.0 million and $6.2 million in 2017 and 2016, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•	We issued 0.6 million shares of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the Operating Partnership in 2017, as disclosed in Note 6.

•

We received $10.2 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2017, as disclosed in Note 3.

We paid $111.5 million and $117.2 million for interest, net of amounts capitalized, for the three months ended March 31, 2017, and 2016, respectively.

We paid $15.2 million for income taxes, net of refunds, for the three months ended March 31, 2017. The amounts paid for the three months ended March 31, 2016 were not significant.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2017, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month periods ended March 31, 2017 and 2016, the related consolidated statement of equity for the three-month period ended March 31, 2017, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 of the consolidated financial statements, the Company has changed its method for classifying distributions received from equity method investees in the statements of cash flows for all periods presented at March 31, 2017, on a retrospective basis, due to the early adoption of Accounting Standards Update 2016-15.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Denver, Colorado
April 25, 2017

Report of Independent Registered Public Accounting Firm

The Partners
Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of March 31, 2017, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month periods ended March 31, 2017 and 2016, the related consolidated statement of capital for the three-month period ended March 31, 2017, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

As discussed in Note 1 of the consolidated financial statements, the Operating Partnership has changed its method for classifying distributions received from equity method investees in the statements of cash flows for all periods presented at March 31, 2017, on a retrospective basis, due to the early adoption of Accounting Standards Update 2016-15.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, L.P. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, capital and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Denver, Colorado
April 25, 2017

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and contribution or disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates, (ii) changes in global financial markets, interest rates and foreign currency exchange rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, dispositions and development of properties, (v) maintenance of REIT status, tax structuring and changes in income tax rates, (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings, (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures, (viii) risks of doing business internationally, including currency risks, (ix) environmental uncertainties, including risks of natural disasters, and (x) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

Prologis, Inc. is a self-administered and self-managed real estate investment trust (a “REIT”) and is the sole general partner of Prologis, L.P. We operate Prologis, Inc. and Prologs L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P., collectively.

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

We invest in Class-A logistics facilities in the world’s primary population centers with high barriers to entry and supported by extensive transportation infrastructure (major airports, seaports, rail systems and highway systems). We believe our portfolio is the highest-quality logistics property portfolio in the industry because it is focused in those key markets. Our local teams actively manage the portfolio, which encompasses leasing and property management, new capital deployment activities and an opportunistic disposition program. The majority of our consolidated properties are in the United States (or “U.S.”); while our properties outside the U.S. are generally held in co-investment ventures, which reduces our exposure to movements in foreign currency. Therefore, we are principally an owner-operator in the U.S. and a manager-developer outside the U.S.

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

At March 31, 2017, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects, once stabilized, totaling $53.2 billion in gross total investment across 678 million square feet (63 million square meters) in 19 countries spanning 4 continents. Our investment was $31.8 billion, which consisted of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital. See below for information on our segments for the three months ended March 31, 2017:

REAL ESTATE – RENTAL OPERATIONS Grow revenues, net operating income (“NOI”) and cash flows by maintaining high occupancy rates and increasing rents	REAL ESTATE – DEVELOPMENT Contributes significant earnings growth as projects lease up and generate income	STRATEGIC CAPITAL Access third-party capital to grow our business and earn recurring fees and promotes through long-term co-investment ventures
•3.0% increase in consolidated revenues and 3.2% increase in NOI from the same period in 2016 •96.0% average occupancy in our consolidated portfolio

•24.3% estimated weighted average margins on $479 million total estimated investment of stabilized development projects in our owned and managed portfolio

•$116 million of value created by development stabilizations (of which $89 million is our share)

•$37.8 billion in third-party assets under management •11.8% increase in consolidated Strategic Capital revenues from the same period in 2016

Real Estate Operations

Rental Operations. Rental operations comprise the largest component of our operating segments and contributes approximately 90% of our consolidated revenues, earnings and funds from operations (see below for more information on funds from operations, a non-GAAP measure). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. We believe our active portfolio management, coupled with the skills of our property, leasing, maintenance, capital, energy and risk management teams, will allow us to maximize rental revenues across our portfolio. In the first three months of 2017, over 90% of our consolidated revenues and NOI in this segment were generated in the U.S. NOI from this segment is calculated directly from our financial statements as rental revenues, rental recoveries and development management and other revenues less rental expenses and other expenses.

Development. We utilize (i) our land bank, (ii) the development expertise of our local teams, (iii) our customer relationships and (iv) our in-depth local knowledge in connection with our development value-creation activities. Successful development and redevelopment efforts increase both the rental revenues and the net asset value of our Real Estate Operations segment. We measure the value we created based on the increase in estimated fair value of a stabilized development property, as compared to the costs incurred. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our co-investment ventures. Occasionally, we develop for sale to third parties.

Strategic Capital

Real estate is a capital-intensive business that requires growth capital. Our strategic capital business gives us access to third-party capital, both private and public, allowing us to diversify our sources of capital and have a broader range of options to fund our growth. We co-invest with some of the world’s largest institutional partners to grow our business and provide incremental revenues. We also access alternative sources of equity through two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We tailor logistics portfolios to meet our partners’ specific needs, with a focus on long-term ventures and open-ended funds. We hold significant ownership interests in these ventures, aligning our interests with those of our partners.

We generate strategic capital revenues from our unconsolidated ventures principally through asset management and property management services, and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees (“promotes”) periodically during the life of a venture or upon liquidation. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses. This segment contributes approximately 10% of our consolidated revenues, earnings and funds from operations. We plan to profitably grow this business through increasing our assets under management in our existing ventures. During the first quarter, we formed a new co-investment venture that will acquire land, develop buildings and own and hold logistics real estate assets in the U.K. Approximately 80% of the consolidated revenues and over 90% of the consolidated NOI in this segment were generated outside the U.S. NOI in this segment is calculated directly from our financial statements as strategic capital revenues less strategic capital expenses and does not include property related NOI.

Growth Strategies

We believe the quality and scale of our global operating portfolio, the expertise of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenues, earnings, NOI, cash flows and funds from operations is based on the following:

•

Rent Growth. We expect market rents to continue to grow over the next few years, albeit at a more modest pace, driven by demand for the location and quality of our properties. Because of the strong market rent growth in the last several years, even if market rents remain flat, our in-place leases have considerable room to rise back to market levels. We estimate that on an aggregate basis our leases are more than 10% below market, which when the lease is renewed, translates into increased future earnings, NOI and cash flow, both on a consolidated basis and through the amounts we recognize from our unconsolidated co-investment ventures based on our ownership. This is reflected in the positive rent change on rollovers (when comparing the net effective rent of the new lease to the prior lease for the same space) on our owned and managed operating portfolio. We have experienced positive rent change on rollover for every quarter since the beginning of 2013 and we expect this to continue for several more years.

•

Value Creation from Development. We believe a successful development and redevelopment program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of $8.3 billion of total expected investment (“TEI”) of logistics space. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward primarily through development. During the first quarter of 2017, in our owned and managed portfolio, we stabilized development projects with a TEI of $479 million. Post stabilization, we estimate the value of these buildings to be 24.3% above their book value or the cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models). In addition, these properties will generate NOI as they are leased up and become occupied.

•

Economies of Scale from Growth in Assets Under Management. Over the last several years, we have invested in a variety of technologies that have allowed us to achieve efficiencies and increase our investments in real estate with minimal increases to general and administrative (“G&A”) expenses. We have increased our owned and managed real estate assets by 86 million square feet (or approximately 16%) over the last two years primarily through acquisitions and integrated the assets with only minimal increases in overhead related to property management and leasing functions. We will continue to leverage these technologies in order to further streamline our operations and reduce our costs as a percentage of assets under management, along with advanced data analytics to enhance decision making.

Summary of 2017

During the three months ended March 31, 2017, operating fundamentals remained strong for our owned and managed portfolio and we ended the quarter with occupancy of 96.6%. See below for details of the operating and development activity of our Owned and Managed Portfolio. During 2017, we completed the following significant activities as further described in the footnotes to the Consolidated Financial Statements:

•	We generated net proceeds of $557 million and recorded net gains of $97 million from the contribution and disposition of real estate assets, primarily from property contributions in Europe.

•

In January, we sold our investment in Europe Logistics Venture 1 (“ELV”) to our fund partner for $84 million and ELV contributed its properties to Prologis Targeted Europe Logistics Fund (“PTELF”) in exchange for equity interests.

•

In February, we formed the Prologis United Kingdom Logistics Venture (“UKLV”), an unconsolidated co-investment venture in which we have a 15.0% ownership interest. We contributed a portfolio of 4 million square feet of stabilized properties, properties under development and land for approximately £203 million ($252 million). We expect to continue to contribute properties and land into UKLV.

•	In February, we amended our Japanese yen revolver and increased the total borrowing capacity to ¥50.0 billion ($447 million at March 31, 2017).

•	In March, we acquired our partner’s interest in Prologis North American Industrial Fund (“NAIF”), a consolidated co-investment venture, for $710 million and now own 100% of the venture.

•

In March, we purchased our venture partner’s interest in the Prologis Brazil Logistics Partners Fund I (“Brazil Fund”) for $80 million and now own 100% of the venture. The Brazil Fund continues to hold a 50.0% ownership interest in several entities that we account for on the equity method.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements for the three months ended March 31 (in millions). Each segment’s NOI is reconciled to a line item in the Consolidated Financial Statements in the respective segment discussion below.

	2017	2016
Real Estate Operations segment – NOI	$417	$404
Strategic Capital segment – NOI	25	26
General and administrative expenses	(54)	(51)
Depreciation and amortization expenses	(226)	(250)
Operating income	$162	$129

See Note 10 to the Consolidated Financial Statements for a reconciliation of each reportable business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenues, rental recoveries and rental expenses recognized from our consolidated properties. We allocate the costs of our property management functions to the Real Estate Operations segment through Rental Expenses and to the Strategic Capital segment through Strategic Capital Expenses based on the size of the relative portfolios as compared to our total owned and managed portfolio. The operating fundamentals in the markets in which we operate continue to improve, which has positively affected both the rental rates and occupancy and also has fueled development activity.

Below are the components of Real Estate Operations revenues, expenses and NOI for the three months ended March 31 (in millions), derived directly from line items in the Consolidated Financial Statements.

	2017	2016
Rental revenues	$440	$437
Rental recoveries	127	117
Development management and other revenues	5	1
Rental expenses	(153)	(146)
Other expenses	(2)	(5)
Real Estate Operations – NOI	$417	$404

Real Estate Operations revenues, expenses and NOI are impacted by capital deployment activities, occupancy and changes in rental rates. The following items highlight the key changes in NOI for the three months ended March 31, 2017, from the same period in 2016 (in millions):

Rent rate and occupancy growth (1)	$45
Development activity	1
Contributions and dispositions	(27)
Other	(6)
Total change in Real Estate Operations – NOI	$13

(1)

Rent rate growth is a combination of the turnover (or rollover) of existing leases and increases in rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, would impact the rental revenues we recognize. We have experienced positive rent change on rollover for every quarter since the beginning of 2013 that has resulted in higher average rental rates in our portfolio and increased rental revenues and NOI as those leases commenced.

Below are the key operating metrics of our consolidated operating portfolio:

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

Below are the components of Strategic Capital revenues, expenses and NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2017	2016
Strategic capital revenues	$57	$51
Strategic capital expenses	(32)	(25)
Strategic Capital – NOI	$25	$26

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the three months ended March 31 (in millions):

	2017	2016
U.S.:
Asset management and other fees	$9	$7
Leasing commissions, acquisition, development and other transaction fees	3	2
Strategic Capital expenses (1)	(10)	(7)
Subtotal U.S.	2	2
Other Americas:
Asset management and other fees	5	5
Leasing commissions, acquisition, development and other transaction fees	1	-
Strategic Capital expenses	(3)	(2)
Subtotal Other Americas	3	3
Europe:
Asset management and other fees	21	19
Leasing commissions, acquisition, development and other transaction fees	2	4
Promotes (2)	3	-
Strategic Capital expenses	(10)	(7)
Subtotal Europe	16	16
Asia:
Asset management and other fees	10	9
Leasing commissions, acquisition, development and other transaction fees	3	5
Strategic Capital expenses	(9)	(9)
Subtotal Asia	4	5
Strategic Capital – NOI	$25	$26

(1)	This includes compensation and personnel costs for employees who are located in the U.S. but also support other regions.

(2)

The promotes represent the third parties’ share based on the venture’s cumulative returns to the investors over the last three years. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses.

The following real estate investments were held through our unconsolidated co-investment ventures (dollars and square feet in millions):

	March 31,	December 31,	March 31,
	2017	2016	2016
U.S.:
Number of ventures	1	1	1
Number of operating properties owned	381	369	381
Square feet	51	50	50
Total assets	$4,293	$4,238	$4,382
Other Americas:
Number of ventures	2	2	2
Number of operating properties owned	214	213	206
Square feet	43	42	39
Total assets	$2,836	$2,793	$2,600
Europe (1):
Number of ventures	4	4	4
Number of operating properties owned	702	700	688
Square feet	165	163	159
Total assets	$11,596	$10,853	$11,538
Asia:
Number of ventures	2	2	2
Number of operating properties owned	85	85	73
Square feet	37	36	32
Total assets	$5,361	$5,173	$4,911
Total:
Number of ventures	9	9	9
Number of operating properties owned	1,382	1,367	1,348
Square feet	296	291	280
Total assets	$24,086	$23,057	$23,431

(1)	As discussed above, ELV contributed its properties to PTELF in January 2017 and we formed the co-investment venture UKLV in February 2017.

See Note 3 to the Consolidated Financial Statements for additional information about the contribution of the ELV properties to PTELF and the formation of UKLV, along with our other unconsolidated co-investment ventures.

G&A Expenses

G&A expenses increased $3 million for the three months ended March 31, 2017, compared to the same time period in 2016, primarily due to additional compensation expense based on the company’s performance.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as certain other G&A costs. The following table summarizes capitalized G&A amounts for the three months ended March 31 (dollars in millions):

	2017	2016
Building and land development activities	$15	$14
Leasing activities	7	5
Operating building improvements and other	4	4
Total capitalized G&A expenses	$26	$23
Capitalized salaries and related costs as a percent of total salaries and related costs	26.1%	26.6%

Depreciation and Amortization Expenses

The following table highlights the key changes in depreciation and amortization expenses for the three months ended March 31, 2017, from the same period in 2016 (in millions):

Acquisition of properties	$7
Development properties placed into service	8
Disposition and contribution of properties	(27)
Other	(11)
Total change in depreciation and amortization expenses	$(23)

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

Our owned and managed portfolio includes operating properties and does not include properties under development or held for sale to third parties (square feet in millions):

	March 31, 2017			December 31, 2016			March 31, 2016
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,773	333	96.3%	1,777	332	97.0%	1,838	333	96.1%
Unconsolidated	1,374	294	96.9%	1,359	290	97.2%	1,332	276	96.2%
Totals	3,147	627	96.6%	3,136	622	97.1%	3,170	609	96.1%

Our operating portfolio excludes value-added properties, which are defined as properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value. We had six consolidated value-added properties totaling one million square feet and eight unconsolidated value-added properties totaling two million square feet at March 31, 2017.

Operating Activity

Below is information summarizing the leasing activity of our owned and managed operating portfolio:

(1)	We retained at least 74% of our customers, based on the total square feet of leases signed, for each quarter in 2016 and 2017.

(2)	Turnover costs represent the obligations incurred in connection with the signing of a lease, including leasing commissions and tenant improvements.

Capital Expenditures

We capitalize costs incurred in developing, renovating, rehabilitating and improving our properties as part of the investment basis. The following table summarizes our capital expenditures on previously leased buildings within our owned and managed portfolio for the three months ended March 31 (in millions):

	2017	2016
Property improvements	$20	$19
Tenant improvements	30	29
Leasing commissions	29	29
Total turnover costs	59	58
Total capital expenditures	$79	$77
Our proportionate share of capital expenditures based on ownership (1)	$49	$52

(1)	We calculated our proportionate share of capital expenditures by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the capital expenditures each period.

Development Start Activity

The following table summarizes our development starts for the three months ended March 31 (dollars and square feet in millions):

	2017 (1)	2016
Number of new development projects during the period	12	11
Square feet	4	2
TEI	$312	$193
Our proportionate share of TEI (2)	$312	$193
Percentage of build-to-suits based on TEI	77.0%	41.5%

(1)	We expect all of our properties under development at March 31, 2017, to be completed before August 2018.

(2)	We calculate our proportionate share of TEI by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the TEI of each co-investment venture for the period.

Development Stabilization Activity

The following table summarizes our development stabilization activity for the three months ended March 31 (dollars and square feet in millions):

	2017	2016
Number of development projects stabilized during the period	23	19
Square feet	6	6
TEI	$479	$511
Our proportionate share of TEI (1)	$405	$468
Weighted average expected yield on TEI (2)	7.1%	6.9%
Estimated value at completion	$595	$648
Our proportionate share of estimated value at completion (1)	$494	$594
Estimated weighted average margin	24.3%	26.7%

(1)

We calculate our proportionate share of TEI and estimated value by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the TEI of each co-investment venture for the period.

(2)	We calculate the weighted average expected yield on TEI as estimated NOI assuming stabilized occupancy divided by TEI.

Same Store Analysis

We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, which eliminates the effects of changes in the composition of the portfolio. We have defined the same store portfolio, for the three months ended March 31, 2017, as those owned and managed properties that were in operation at January 1, 2016 and have been in operation throughout the same three-month periods in both 2017 and 2016 (including development properties that have been completed and available for lease). We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental revenues, rental expenses and NOI in the same store portfolio are generally the same as for the total operating portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

The following is a reconciliation of our consolidated rental revenues, rental recoveries, rental expenses and property NOI, as included in the Consolidated Statements of Operations, to the respective amounts in our same store portfolio analysis for the three months ended March 31 (dollars in millions):

			Percentage
	2017	2016	Change
Rental Revenues (1) (2)
Consolidated:
Rental revenues per the Consolidated Statements of Income	$440	$437
Rental recoveries per the Consolidated Statements of Income	127	117
Consolidated adjustments to derive same store results:
Rental revenues and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(46)	(44)
Effect of changes in foreign currency exchange rates and other	(1)	(15)
Unconsolidated co-investment ventures – rental revenues	461	445
Same store portfolio – rental revenues (2)	$981	$940	4.4%
Rental Expenses (1) (3)
Consolidated:
Rental expenses per the Consolidated Statements of Income	$153	$146
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(14)	(13)
Effect of changes in foreign currency exchange rates and other	10	8
Unconsolidated co-investment ventures – rental expenses	102	101
Same store portfolio – rental expenses (3)	$251	$242	3.6%
NOI (1)
Consolidated:
Property NOI (calculated as rental revenues and rental recoveries less rental expenses per the Consolidated Statements of Income)	$414	$408
Consolidated adjustments to derive same store results:
Property NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(32)	(31)
Effect of changes in foreign currency exchange rates and other	(11)	(23)
Unconsolidated co-investment ventures – property NOI	359	344
Same store portfolio – NOI	$730	$698	4.6%

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

(2)

We exclude the net termination and renegotiation fees from our same store rental revenues to allow us to evaluate the growth or decline in each property’s rental revenues without regard to one-time items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included in “effect of changes in foreign currency exchange rates and other” in this table.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method of $49 million and $58 million for the three months ended March 31, 2017, and 2016, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 3 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2017	2016
Gross interest expense	$90	$100
Amortization of premiums, net and debt issuance costs	(2)	(5)
Capitalized amounts	(15)	(14)
Net interest expense	$73	$81
Weighted average effective interest rate	3.2%	3.2%

Gross interest expense decreased for the three months ended March 31, 2017, compared to the same period in 2016, due to secured debt pay downs and less borrowings on our credit facilities. Our overall debt increased by $359 million from December 31, 2016, to March 31, 2017, primarily from increased borrowings on our tern loans related to the buyout of our partner in NAIF.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate, Net

The following table details our gains on dispositions of investments in real estate, net for the three months ended March 31 (dollars in millions):

	2017	2016
Contributions to unconsolidated co-investment ventures (1)
Number of properties	5	5
Net gains on contributions	$88	$93
Dispositions to third parties (2) (3)
Number of properties	18	27
Net gains on dispositions	$9	$51

Total gains on dispositions of investments in real estate, net	$97	$144

(1)	Contributions to unconsolidated co-investment ventures were primarily in Europe in 2017 and in Japan in 2016.

(2)	Dispositions to third parties were primarily in the U.S.

(3)	In January 2017, we sold our investment in ELV to our fund partner and ELV contributed its properties to PTELF in exchange for equity interests.

See Notes 2 and 3 to the Consolidated Financial Statements for further information on the gains we recognized and our unconsolidated co-investment ventures.

Foreign Currency and Derivative Losses, Net

The following table details our foreign currency and derivative losses, net for the three months ended March 31 (in millions):

	2017	2016
Realized foreign currency and derivative gains (losses):
Gains on the settlement of unhedged derivative transactions	$5	$2
Losses on the settlement of transactions with third parties	-	(1)
Total realized foreign currency and derivative gains	5	1

Unrealized foreign currency and derivative gains (losses), net:
Losses on the change in fair value of unhedged derivative transactions	(18)	(26)
Gains on remeasurement of certain assets and liabilities (1)	6	11
Total unrealized foreign currency and derivative losses, net	(12)	(15)
Total foreign currency and derivative losses, net	$(7)	$(14)

(1)

These gains or losses are from the remeasurement of assets and liabilities that are denominated in currencies other than the functional currency of the entity, such as short-term intercompany loans between the U.S. parent and certain consolidated subsidiaries, debt and tax receivables and payables.

See Note 9 to the Consolidated Financial Statements for more information about our derivative transactions.

Income Tax Expense

We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries, state and local income taxes and taxes incurred in the foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based predominantly from the dispositions of real estate. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the U.S. or in foreign jurisdictions.

The following table summarizes our income tax expense for the three months ended March 31 (in millions):

	2017	2016
Current income tax expense (benefit):
Income tax expense	$9	$8
Income tax expense (benefit) on dispositions	(1)	8
Income tax benefit related to acquired tax assets	(1)	-
Total current income tax expense	7	16

Deferred income tax expense:
Income tax expense	2	-
Income tax expense related to acquired tax assets	1	-
Total deferred income tax expense	3	-
Total income tax expense	$10	$16

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third party share of fees or promotes payable to us and earned during the period.

The following table summarizes net earnings attributable to noncontrolling interests for the three months ended March 31 (in millions):

	2017	2016
Prologis U.S. Logistics Venture	$8	$2
Prologis North American Industrial Fund (1)	2	3
Other consolidated entities (1)	-	2
Prologis, L.P. net earnings attributable to noncontrolling interests	10	7
Limited partners in Prologis, L.P.	6	6
Prologis, Inc. net earnings attributable to noncontrolling interests	$16	$13

(1)	In March 2017, we acquired all of our partner’s interest in NAIF and the Brazil Fund and now own 100% of these ventures.

See Note 6 to the Consolidated Financial Statements for further information on our consolidated co-investment ventures.

Other Comprehensive Income (Loss)

During the three months ended March 31, 2017, we recorded net gains in the Statements of Comprehensive Income related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. These gains were principally due to the strengthening of all currencies to the U.S. dollar. During the three months ended March 31, 2016, we recorded net gains, principally due to the strengthening of the euro and Japanese yen offset by the weakening of the British pound sterling and Brazilian real to the U.S. dollar.

During the three months ended March 31, 2017, we recorded unrealized gains and during the three months ended March 31, 2016, we recorded unrealized losses in the Statements of Comprehensive Income, related to the change in fair value of our cash flow hedges and our share of derivatives in our unconsolidated co-investment ventures.

See Note 9 to the Consolidated Financial Statements for more information about our derivative transactions.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis, Inc. and distributions to the holders of limited partnership units of Prologis, L.P. and our partner in our consolidated co-investment venture, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2017, 80 properties in our development portfolio were 63.3% leased with a current investment of $1.5 billion and a TEI of $2.3 billion when completed and leased, leaving $0.8 billion remaining to be spent);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $803 million in 2017;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated co-investment ventures;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($396 million at March 31, 2017);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed in the following section, other facilities or borrowing arrangements ($3.4 billion at March 31, 2017); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our debt (dollars in millions):

	March 31, 2017	December 31, 2016
Debt outstanding	$10,967	$10,608
Weighted average interest rate	3.1%	3.2%
Weighted average maturity in months	58	60

In February 2017, we renewed and amended our Japanese yen revolver (the “Revolver”) and increased our availability under the Revolver to ¥50.0 billion ($447 million at March 31, 2017).

In March 2017, we entered into an unsecured senior term loan agreement (the “2017 Yen Term Loan”) under which we can draw in Japanese yen, of which ¥7.2 billion ($64 million at March 31, 2017) matures in March 2027 and bears interest at 0.92% and ¥4.8 billion ($43 million at March 31, 2017) matures in March 2028 and bears interest of 1.01%. In the first quarter of 2017, we borrowed ¥12.0 billion ($107 million), causing the 2017 Yen Term Loan to be fully drawn at March 31, 2017.

At March 31, 2017, we had credit facilities with an aggregate borrowing capacity of $3.4 billion, all of which was available for borrowing.

At March 31, 2017, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. For more information on equity commitments for our unconsolidated co-investment ventures, see Note 3 to the Consolidated Financial Statements.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2017	2016
Net cash provided by operating activities	$353	$284
Net cash provided by investing activities	$56	$332
Net cash used in financing activities	$(829)	$(517)

Cash Provided by Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity:

•

Real estate operations. We receive the majority of our operating cash through net revenues of our Real Estate Operations segment. See our Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rent and amortization of above and below market leases of $25 million and $20 million for 2017 and 2016, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures, including promotes. See our Strategic Capital Results of Operations section above for the key drivers of our strategic capital revenues and expenses. Included in the cash provided by operating activities for 2016 is $25 million of cash received, which represented the third-parties’ share of promotes earned in 2015.

•	G&A expenses. We incurred $54 million and $51 million of G&A costs in 2017 and 2016, respectively.

•

Distributions from unconsolidated entities. We recognized $77 million and $80 million of distributions from our unconsolidated entities in Net Cash Provided by Operating Activities in 2017 and 2016, respectively. Included in 2016 are distributions of $27 million that represented our share of promotes earned in 2015. In the third quarter of 2016, we adopted an accounting standard update that clarifies the classification methodology within the statement of cash flows for distributions received from equity method investments. As a result, for the three months ended March 31, 2016, we reclassified $10 million of distributions from our unconsolidated entities into operating activities that were previously reported as investing activities.

•

Equity-based compensation awards. We record equity-based compensation expenses in Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A expenses. The total amounts expensed were $18 million and $12 million in 2017 and 2016, respectively.

•	Cash paid for interest and income taxes. As disclosed in Note 11, we paid combined amounts for interest and income taxes of $127 million and $117 million in 2017 and 2016, respectively.

Cash Provided by Investing Activities

•

Real estate development. We invested $321 million and $344 million in 2017 and 2016, respectively, in real estate development and leasing costs for first generation leases. We had 54 properties under development and 26 properties that were completed but not stabilized at March 31, 2017, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2017, we acquired total real estate of $132 million, which included 192 acres of land and one operating property. In 2016, we acquired total real estate of $67 million, which included 99 acres of land and four operating properties.

•

Capital expenditures. We invested $51 million and $52 million in our operating properties during 2017 and 2016, respectively; which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from contributions and dispositions. We generated cash from contributions and dispositions of real estate properties of $542 million and $603 million during 2017 and 2016, respectively. See Note 2 to the Consolidated Financial Statements for more detail about our contributions and dispositions.

•

Investments in and advances to. We invest cash in our unconsolidated co-investment ventures and other ventures, which represents our proportionate share. The ventures primarily use the funds for the acquisition of operating properties, development and repayment of debt. The following table summarizes our investments in our unconsolidated co-investment ventures for the three months ended March 31 (in millions):

	2017	2016
Unconsolidated co-investment ventures:
Other Americas
Prologis Brazil Logistics Partners Fund I and related joint ventures	$3	$12
Europe
European Logistics Venture 1	19	-
Prologis European Logistics Partners Sàrl	-	47
Prologis United Kingdom Logistics Venture	29	-
Asia
Nippon Prologis REIT, Inc.	-	34
Remaining unconsolidated co-investment ventures	2	8
Total unconsolidated co-investment ventures	53	101

Other ventures:
U.S.	23	14
Europe	2	2
Asia	29	-
Total other ventures	54	16
Total investments in and advances to unconsolidated entities	$107	$117

See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $109 million and $111 million during 2017 and 2016, respectively. Included in this amount for 2017 is $84 million from the disposition of our investment in ELV and $17 million from property dispositions within our unconsolidated co-investment ventures. Included in this amount for 2016 is $79 million from the disposition of our investment in a joint venture, and the remaining amount was from property dispositions within our unconsolidated entities. As discussed above, we adopted an accounting standard update in the third quarter of 2016 that clarifies the classification methodology within the statement of cash flows for distributions received from equity method investments and as a result, we reclassified $10 million of distributions in 2016 from our unconsolidated entities that were previously reported as investing activities into operating activities.

•

Proceeds from repayment of notes receivable backed by real estate. In 2017 and 2016, we received $15 million and $198 million, respectively, for the payment of notes receivable received in connection with dispositions of real estate to third parties.

Cash Used in Financing Activities

•	Dividends paid on common and preferred stock. We paid dividends of $235 million and $223 million to our common and preferred stockholders during 2017 and 2016, respectively.

•

Noncontrolling interests distributions. In 2017 and 2016, we distributed $36 million and $79 million to various noncontrolling interests, respectively. Distributions in 2016 included $33 million related to proceeds from dispositions of real estate, primarily to our partner in USLV. Included in these amounts in both 2017 and 2016 were $9 million of distributions to common limited partnership unitholders of Prologis, L.P.

•	Purchase of noncontrolling interests. In 2017, we paid $710 million to acquire our partner’s interest in NAIF and $80 million to acquire our partner’s interest in the Brazil Fund.

•

Tax paid for shares withheld. In the third quarter of 2016, we adopted an accounting standard update that clarifies the classification methodology within the statement of cash flows for taxes paid to a tax authority by us when we withhold shares to cover employee withholding tax payments for certain stock compensation plans. As a result of the adoption, in 2016 we reclassified payments of $7 million from operating activities to financing activities.

•	Net borrowings on credit facilities. We made net payments on credit facilities of $34 million in 2017, and we received net proceeds of $303 million on our credit facilities during 2016.

•

Repurchase and payments of debt. During 2017, we made payments of $198 million on our outstanding term loans and $4 million on regularly scheduled debt principal payments and payments at maturity. During 2016, we made payments of $600 million on our outstanding term loans, $5 million on regularly scheduled debt principal payments and payments at maturity and repurchased and extinguished secured mortgage debt of $204 million.

•

Proceeds from issuance of debt. In 2017, we issued $377 million of term loans and $108 million of secured mortgage debt and used the net proceeds for general corporate purposes. In 2016, we issued $299 million of term loans and used the net proceeds for general corporate purposes. See Note 5 to the Consolidated Financial Statements for more detail on debt.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures, at March 31, 2017, of $4.1 billion. These ventures had total third-party debt of $6.7 billion at March 31, 2017.

At March 31, 2017, we did not guarantee any third-party debt of the co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash dividend of $0.44 per common share for the first quarter of 2017. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (the “Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At March 31, 2017, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We also exclude the gains on revaluation of equity investments upon acquisition of a controlling interest and the gain recognized from a partial sale of our investment. We exclude similar adjustments from our unconsolidated entities and the third parties’ share of our consolidated ventures.

Our FFO Measures

Our FFO measures begin with NAREIT’s definition and we make certain adjustments to reflect our business and the way that management plans and executes our business strategy. While not infrequent or unusual, the additional items we adjust for in calculating FFO, as modified by Prologis, and Core FFO, both as defined below, are subject to significant fluctuations from period to period. Although these items may have a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long term. These items have both positive and negative short-term effects on our results of operations in inconsistent and unpredictable directions that are not relevant to our long-term outlook.

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

FFO, as modified by Prologis attributable to common stockholders and unitholders (“FFO, as modified by Prologis”)

To arrive at FFO, as modified by Prologis, we adjust the NAREIT defined FFO measure to exclude the impact of foreign currency related items and deferred tax, specifically:

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

•

foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of our foreign consolidated and unconsolidated entities; and

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

Core FFO attributable to common stockholders and unitholders (“Core FFO”)

In addition to FFO, as modified by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as modified by Prologis, to exclude the following recurring and nonrecurring items that we recognized directly in FFO, as modified by Prologis:

•	gains or losses from the disposition of land and development properties that were developed with the intent to contribute or sell;

•	income tax expense related to the sale of investments in real estate and third-party acquisition costs related to the acquisition of real estate;

•	impairment charges recognized related to our investments in real estate generally as a result of our change in intent to contribute or sell these properties;

•	gains or losses from the early extinguishment of debt and redemption and repurchase of preferred stock; and

•	expenses related to natural disasters.

We use Core FFO, including by segment and region, to: (i) assess our operating performance as compared to other real estate companies; (ii) evaluate our performance and the performance of our properties in comparison with expected results and results of previous periods; (iii) evaluate the performance of our management; (iv) budget and forecast future results to assist in the allocation of resources; (v) provide guidance to the financial markets to understand our expected operating performance; and (v) evaluate how a specific potential investment will impact our future results.

Limitations on the use of our FFO measures

While we believe our modified FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Accordingly, these are only a few of the many measures we use when analyzing our business. Some of the limitations are:

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

•

Gains or losses from non-development property and dispositions or impairment charges related to expected dispositions represent changes in value of the properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for three months ended March 31 as follows (in millions).

	2017	2016
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$203	$208

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	219	244
Gains on dispositions of investments in real estate properties, net	(68)	(50)
Reconciling items related to noncontrolling interests	(25)	(40)
Our share of reconciling items included in earnings from unconsolidated entities	34	37
NAREIT defined FFO	363	399

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses, net	12	15
Deferred income tax expense	2	-
Current income tax benefit on dispositions related to acquired tax assets	(1)	-
Our share of reconciling items included in earnings from unconsolidated entities	2	(2)
FFO, as modified by Prologis	378	412

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(30)	(93)
Current income tax expense (benefit) on dispositions	(1)	8
Acquisition expenses	-	1
Losses on early extinguishment of debt, net	-	1
Reconciling items related to noncontrolling interests	(1)	-
Our share of reconciling items included in earnings from unconsolidated entities	1	1
Core FFO	$347	$330

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign-exchange related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See also Note 9 to the Consolidated Financial Statements in Item 1 for more information about our derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at March 31, 2017. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability of investments and earnings from our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At March 31, 2017, we had net equity of approximately $1.4 billion, or 6.9% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $139 million to our net equity.

At March 31, 2017, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $272 million to hedge a portion of our investments in Canada and the U.K. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound sterling and Canadian dollar by 10% would result in a $27 million negative change in our cash flows on settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $518 million to mitigate risk associated with the translation of the projected financial results of our subsidiaries in Canada, Europe and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $52 million negative change in our net income and cash flows on settlement.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At March 31, 2017, we had $2.0 billion of variable rate debt outstanding, of which $1.7 billion was outstanding on our term loans and $287 million was outstanding on secured mortgage debt. At March 31, 2017, we had interest rate swap agreements to fix the interest rate on $279 million (CAD $372 million) of our Canadian term loan. During the three months ended March 31, 2017, we had weighted average daily outstanding borrowings of $46 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional annual interest expense of $1 million, which equates to a change in interest rates of 8 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2017. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

No changes in the internal controls over financial reporting during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2017. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At March 31, 2017, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, we issued an aggregate of 0.6 million shares of common stock of the Parent upon redemption of common units of the Operating Partnership. The shares of common stock were issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

Date: April 25, 2017

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

10.1	Letter Agreement dated February 3, 2017 by and between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on February 3, 2017).

10.2

Fifth Amended and Restated Revolving Credit Agreement, dated as of February 16, 2017, among Prologis Marunouchi Finance Investment Limited Partnership, as initial borrower, Prologis, Inc. and Prologis, L.P., as guarantors, the lenders listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on February 21, 2017).

10.3

Guaranty of Payment, dated as of February 16, 2017, among Prologis, Inc. and Prologis, L.P., as guarantors, Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Fifth Amended and Restated Revolving Credit Agreement, dated as of February 16, 2017 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on February 21, 2017).

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