Form 10-Q
period 2017-06-30
Prologis, Inc.; Prologis, L.P.
filed 2017-07-27
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 24, 2017, was approximately 531,863,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the Operating Partnership collectively.

The Parent is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. At June 30, 2017, the Parent owned an approximate 97.33% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.67% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of the Parent. As the sole general partner of the Operating Partnership, the Parent has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Investments in real estate properties	$27,501,284	$27,119,330
Less accumulated depreciation	4,026,369	3,758,372
Net investments in real estate properties	23,474,915	23,360,958
Investments in and advances to unconsolidated entities	4,617,724	4,230,429
Assets held for sale or contribution	350,987	322,139
Notes receivable backed by real estate	19,536	32,100
Net investments in real estate	28,463,162	27,945,626

Cash and cash equivalents	271,354	807,316
Other assets	1,415,879	1,496,990
Total assets	$30,150,395	$30,249,932

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,081,922	$10,608,294
Accounts payable and accrued expenses	554,775	556,179
Other liabilities	653,460	627,319
Total liabilities	12,290,157	11,791,792

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share: $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2017, and December 31, 2016	78,235	78,235
Common stock: $0.01 par value; 531,338 shares and 528,671 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	5,313	5,287
Additional paid-in capital	19,305,197	19,455,039
Accumulated other comprehensive loss	(934,196)	(937,473)
Distributions in excess of net earnings	(3,607,253)	(3,610,007)
Total Prologis, Inc. stockholders’ equity	14,847,296	14,991,081
Noncontrolling interests	3,012,942	3,467,059
Total equity	17,860,238	18,458,140
Total liabilities and equity	$30,150,395	$30,249,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental	$447,960	$426,150	$887,844	$863,254
Rental recoveries	128,417	119,981	255,466	236,993
Strategic capital	180,654	53,535	237,699	104,538
Development management and other	9,152	2,489	14,329	3,670
Total revenues	766,183	602,155	1,395,338	1,208,455
Expenses:
Rental	147,794	140,725	300,450	287,306
Strategic capital	51,986	27,866	83,785	53,159
General and administrative	60,077	56,934	113,694	107,477
Depreciation and amortization	228,145	230,382	454,736	480,382
Other	2,909	3,900	5,515	8,585
Total expenses	490,911	459,807	958,180	936,909

Operating income	275,272	142,348	437,158	271,546

Other income (expense):
Earnings from unconsolidated entities, net	68,596	41,454	117,201	99,765
Interest expense	(75,354)	(76,455)	(148,266)	(157,267)
Interest and other income, net	1,892	1,527	4,677	4,118
Gains on dispositions of investments in real estate, net	83,006	200,350	180,331	344,667
Foreign currency and derivative losses, net	(20,055)	(10,335)	(27,455)	(24,546)
Gains (losses) on early extinguishment of debt, net	(30,596)	2,044	(30,596)	992
Total other income	27,489	158,585	95,892	267,729
Earnings before income taxes	302,761	300,933	533,050	539,275
Total income tax expense	14,781	5,142	24,381	20,679
Consolidated net earnings	287,980	295,791	508,669	518,596
Less net earnings attributable to noncontrolling interests	19,363	18,712	35,123	31,787
Net earnings attributable to controlling interests	268,617	277,079	473,546	486,809
Less preferred stock dividends	1,674	1,696	3,348	3,385
Net earnings attributable to common stockholders	$266,943	$275,383	$470,198	$483,424

Weighted average common shares outstanding – Basic	530,040	524,842	529,400	524,540
Weighted average common shares outstanding – Diluted	552,114	545,388	550,512	544,293

Net earnings per share attributable to common stockholders – Basic	$0.50	$0.52	$0.89	$0.92

Net earnings per share attributable to common stockholders – Diluted	$0.50	$0.52	$0.88	$0.92

Dividends per common share	$0.44	$0.42	$0.88	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consolidated net earnings	$287,980	$295,791	$508,669	$518,596
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	3,162	(23,061)	42,829	(21,600)
Unrealized gains (losses) on derivative contracts, net	6,735	(5,926)	9,366	(21,818)
Comprehensive income	297,877	266,804	560,864	475,178
Net earnings attributable to noncontrolling interests	(19,363)	(18,712)	(35,123)	(31,787)
Other comprehensive income attributable to noncontrolling interests	(811)	(5,192)	(48,918)	(13,232)
Comprehensive income attributable to common stockholders	$277,703	$242,900	$476,823	$430,159

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2017

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	Interests	Equity
Balance at January 1, 2017	$78,235	528,671	$5,287	$19,455,039	$(937,473)	$(3,610,007)	$3,467,059	$18,458,140
Consolidated net earnings	-	-	-	-	-	473,546	35,123	508,669
Effect of equity compensation plans	-	1,714	17	39,879	-	-	18,889	58,785
Capital contributions	-	-	-	-	-	-	135,857	135,857
Settlement of noncontrolling interests	-	-	-	(201,620)	-	-	(588,006)	(789,626)
Conversion of noncontrolling interests	-	953	9	28,429	-	-	(28,438)	-
Foreign currency translation gains (losses), net	-	-	-	-	(5,839)	-	48,668	42,829
Unrealized gains on derivative contracts, net	-	-	-	-	9,116	-	250	9,366
Reallocation of equity	-	-	-	(16,501)	-	-	16,501	-
Distributions and other	-	-	-	(29)	-	(470,792)	(92,961)	(563,782)
Balance at June 30, 2017	$78,235	531,338	$5,313	$19,305,197	$(934,196)	$(3,607,253)	$3,012,942	$17,860,238

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Consolidated net earnings	$508,669	$518,596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(48,920)	(43,113)
Equity-based compensation awards	37,604	29,212
Depreciation and amortization	454,736	480,382
Earnings from unconsolidated entities, net	(117,201)	(99,765)
Distributions from unconsolidated entities	141,256	147,155
Net changes in operating receivables from unconsolidated entities	(117,675)	22,896
Amortization of debt premiums, net of debt issuance costs	(4,445)	(9,616)
Gains on dispositions of investments in real estate, net	(180,331)	(344,667)
Unrealized foreign currency and derivative losses, net	35,266	23,386
Losses (gains) on early extinguishment of debt, net	30,596	(992)
Deferred income tax expense (benefit)	2,268	(4,602)
Decrease in accounts receivable and other assets	61,452	14,327
Decrease in accounts payable and accrued expenses and other liabilities	(58,115)	(99,539)
Net cash provided by operating activities	745,160	633,660
Investing activities:
Real estate development	(715,294)	(775,545)
Real estate acquisitions	(202,088)	(136,107)
Tenant improvements and lease commissions on previously leased space	(75,342)	(88,659)
Nondevelopment capital expenditures	(37,253)	(30,096)
Proceeds from dispositions and contributions of real estate properties	836,107	1,284,126
Investments in and advances to unconsolidated entities	(144,894)	(145,287)
Return of investment from unconsolidated entities	133,677	533,333
Proceeds from repayment of notes receivable backed by real estate	32,100	201,250
Proceeds from the settlement of net investment hedges	7,541	16,768
Payments on the settlement of net investment hedges	(5,058)	-
Net cash provided by (used in) investing activities	(170,504)	859,783
Financing activities:
Proceeds from issuance of common stock	25,374	10,354
Dividends paid on common and preferred stock	(470,792)	(445,343)
Noncontrolling interests contributions	135,857	825
Noncontrolling interests distributions	(99,896)	(214,263)
Purchase of noncontrolling interests	(789,626)	(2,979)
Tax paid for shares withheld	(18,894)	(7,301)
Debt and equity issuance costs paid	(6,151)	(14,865)
Net payments on credit facilities	(33,745)	(3,515)
Repurchase and payments of debt	(2,002,519)	(1,277,311)
Proceeds from issuance of debt	2,134,041	517,045
Net cash used in financing activities	(1,126,351)	(1,437,353)

Effect of foreign currency exchange rate changes on cash	15,733	12,051
Net increase (decrease) in cash and cash equivalents	(535,962)	68,141
Cash and cash equivalents, beginning of period	807,316	264,080
Cash and cash equivalents, end of period	$271,354	$332,221

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Investments in real estate properties	$27,501,284	$27,119,330
Less accumulated depreciation	4,026,369	3,758,372
Net investments in real estate properties	23,474,915	23,360,958
Investments in and advances to unconsolidated entities	4,617,724	4,230,429
Assets held for sale or contribution	350,987	322,139
Notes receivable backed by real estate	19,536	32,100
Net investments in real estate	28,463,162	27,945,626

Cash and cash equivalents	271,354	807,316
Other assets	1,415,879	1,496,990
Total assets	$30,150,395	$30,249,932

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,081,922	$10,608,294
Accounts payable and accrued expenses	554,775	556,179
Other liabilities	653,460	627,319
Total liabilities	12,290,157	11,791,792

Capital:
Partners’ capital:
General partner – preferred	78,235	78,235
General partner – common	14,769,061	14,912,846
Limited partners – common	165,826	150,173
Limited partners – Class A common	239,764	244,417
Total partners’ capital	15,252,886	15,385,671
Noncontrolling interests	2,607,352	3,072,469
Total capital	17,860,238	18,458,140
Total liabilities and capital	$30,150,395	$30,249,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental	$447,960	$426,150	$887,844	$863,254
Rental recoveries	128,417	119,981	255,466	236,993
Strategic capital	180,654	53,535	237,699	104,538
Development management and other	9,152	2,489	14,329	3,670
Total revenues	766,183	602,155	1,395,338	1,208,455
Expenses:
Rental	147,794	140,725	300,450	287,306
Strategic capital	51,986	27,866	83,785	53,159
General and administrative	60,077	56,934	113,694	107,477
Depreciation and amortization	228,145	230,382	454,736	480,382
Other	2,909	3,900	5,515	8,585
Total expenses	490,911	459,807	958,180	936,909

Operating income	275,272	142,348	437,158	271,546

Other income (expense):
Earnings from unconsolidated entities, net	68,596	41,454	117,201	99,765
Interest expense	(75,354)	(76,455)	(148,266)	(157,267)
Interest and other income, net	1,892	1,527	4,677	4,118
Gains on dispositions of investments in real estate, net	83,006	200,350	180,331	344,667
Foreign currency and derivative losses, net	(20,055)	(10,335)	(27,455)	(24,546)
Gains (losses) on early extinguishment of debt, net	(30,596)	2,044	(30,596)	992
Total other income	27,489	158,585	95,892	267,729
Earnings before income taxes	302,761	300,933	533,050	539,275
Total income tax expense	14,781	5,142	24,381	20,679
Consolidated net earnings	287,980	295,791	508,669	518,596
Less net earnings attributable to noncontrolling interests	11,986	10,396	22,123	17,237
Net earnings attributable to controlling interests	275,994	285,395	486,546	501,359
Less preferred unit distributions	1,674	1,696	3,348	3,385
Net earnings attributable to common unitholders	$274,320	$283,699	$483,198	$497,974

Weighted average common units outstanding – Basic	536,060	531,912	535,392	531,507
Weighted average common units outstanding – Diluted	552,114	545,388	550,512	544,293

Net earnings per unit attributable to common unitholders – Basic	$0.50	$0.52	$0.89	$0.92

Net earnings per unit attributable to common unitholders – Diluted	$0.50	$0.52	$0.88	$0.92

Distributions per common unit	$0.44	$0.42	$0.88	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consolidated net earnings	$287,980	$295,791	$508,669	$518,596
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	3,162	(23,061)	42,829	(21,600)
Unrealized gains (losses) on derivative contracts, net	6,735	(5,926)	9,366	(21,818)
Comprehensive income	297,877	266,804	560,864	475,178
Net earnings attributable to noncontrolling interests	(11,986)	(10,396)	(22,123)	(17,237)
Other comprehensive income attributable to noncontrolling interests	(561)	(6,118)	(48,828)	(14,844)
Comprehensive income attributable to common unitholders	$285,330	$250,290	$489,913	$443,097

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Six Months Ended June 30, 2017

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2017	1,565	$78,235	528,671	$14,912,846	5,323	$150,173	8,894	$244,417	$3,072,469	$18,458,140
Consolidated net earnings	-	-	-	473,546	-	5,322	-	7,678	22,123	508,669
Effect of equity compensation plans	-	-	1,714	39,896	1,320	18,889	-	-	-	58,785
Capital contributions	-	-	-	-	-	-	-	-	135,857	135,857
Settlement of noncontrolling interests	-	-	-	(201,620)	-	-	-	-	(588,006)	(789,626)
Conversion of limited partners units	-	-	953	28,438	(677)	(18,753)	-	-	(9,685)	-
Foreign currency translation gains (losses), net	-	-	-	(5,839)	-	(66)	-	(94)	48,828	42,829
Unrealized gains on derivative contracts, net	-	-	-	9,116	-	102	-	148	-	9,366
Reallocation of capital	-	-	-	(16,501)	-	17,383	-	(882)	-	-
Distributions and other	-	-	-	(470,821)	-	(7,224)	-	(11,503)	(74,234)	(563,782)
Balance at June 30, 2017	1,565	$78,235	531,338	$14,769,061	5,966	$165,826	8,894	$239,764	$2,607,352	$17,860,238

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Consolidated net earnings	$508,669	$518,596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(48,920)	(43,113)
Equity-based compensation awards	37,604	29,212
Depreciation and amortization	454,736	480,382
Earnings from unconsolidated entities, net	(117,201)	(99,765)
Distributions from unconsolidated entities	141,256	147,155
Net changes in operating receivables from unconsolidated entities	(117,675)	22,896
Amortization of debt premiums, net of debt issuance costs	(4,445)	(9,616)
Gains on dispositions of investments in real estate, net	(180,331)	(344,667)
Unrealized foreign currency and derivative losses, net	35,266	23,386
Losses (gains) on early extinguishment of debt, net	30,596	(992)
Deferred income tax expense (benefit)	2,268	(4,602)
Decrease in accounts receivable and other assets	61,452	14,327
Decrease in accounts payable and accrued expenses and other liabilities	(58,115)	(99,539)
Net cash provided by operating activities	745,160	633,660
Investing activities:
Real estate development	(715,294)	(775,545)
Real estate acquisitions	(202,088)	(136,107)
Tenant improvements and lease commissions on previously leased space	(75,342)	(88,659)
Nondevelopment capital expenditures	(37,253)	(30,096)
Proceeds from dispositions and contributions of real estate properties	836,107	1,284,126
Investments in and advances to unconsolidated entities	(144,894)	(145,287)
Return of investment from unconsolidated entities	133,677	533,333
Proceeds from repayment of notes receivable backed by real estate	32,100	201,250
Proceeds from the settlement of net investment hedges	7,541	16,768
Payments on the settlement of net investment hedges	(5,058)	-
Net cash provided by (used in) investing activities	(170,504)	859,783
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	25,374	10,354
Distributions paid on common and preferred units	(489,519)	(465,071)
Noncontrolling interests contributions	135,857	825
Noncontrolling interests distributions	(81,169)	(195,386)
Purchase of noncontrolling interests	(789,626)	(2,128)
Tax paid for shares withheld	(18,894)	(7,301)
Debt and capital issuance costs paid	(6,151)	(14,865)
Net payments on credit facilities	(33,745)	(3,515)
Repurchase and payments of debt	(2,002,519)	(1,277,311)
Proceeds from issuance of debt	2,134,041	517,045
Net cash used in financing activities	(1,126,351)	(1,437,353)

Effect of foreign currency exchange rate changes on cash	15,733	12,051
Net increase (decrease) in cash and cash equivalents	(535,962)	68,141
Cash and cash equivalents, beginning of period	807,316	264,080
Cash and cash equivalents, end of period	$271,354	$332,221

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

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2017, the Parent owned an approximate 97.33% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.67% common limited partnership interests, which include 8.9 million Class A common limited partnership units (“Class A Units”) in the Operating Partnership, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the Operating Partnership is determined based on the number of Operating Partnership units held, including the number of Operating Partnership units into which Class A Units are convertible, compared to total Operating Partnership units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the Operating Partnership to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statement of Equity and Reallocation of Capital in the Consolidated Statement of Capital.

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

Certain amounts included in the accompanying Consolidated Financial Statements for 2016 have been reclassified to conform to the 2017 financial statement presentation. This included two reclassifications made in the Consolidated Statements of Cash Flows. The first was a reclassification of distributions from our unconsolidated entities from investing activities to operating activities due to the adoption of the accounting standard update in 2016 that provided guidance for areas in which there was diversity in how certain cash receipts and payments were presented and classified. The second was the reclassification of payments from operating activities to financing activities due to the accounting standard update in 2016 that amended the stock compensation requirements in existing GAAP.

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

New Accounting Standards Issued but not yet Adopted

Revenue Recognition. In May 2014, the FASB issued an accounting standard update that requires companies to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. We are evaluating each of our revenue streams and their related accounting policies under the standard. Rental revenues and recoveries earned from leasing our operating properties will be assessed with the adoption of the lease accounting standard update discussed below. Our evaluation under the revenue recognition standard also includes recurring fees and promotes earned from our co-investment ventures as well as sales to third parties and unconsolidated co-investment ventures. While we do not expect changes in the recognition of recurring fees earned, we are evaluating both the timing and measurement of promotes that may result in recognition when they are probable of being earned. For sales to third parties, primarily dispositions of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of or accounting treatment. In February 2017, the FASB issued an additional accounting standard update that provides the accounting treatment for gains and losses from the derecognition of non-financial assets, including the accounting for partial sales. Upon adoption of the standard, we will recognize, on a prospective basis, the entire gain attributed to sales to unconsolidated co-investment ventures rather than the third-party share we recognize today. For deferred gains from existing partial sales recorded prior to the adoption of the standard we will continue to recognize these gains into earnings over the lives of the assets. Both the revenue recognition and derecognition of non-financial assets standards are effective for us on January 1, 2018. In addition to the recognition changes discussed above, expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to these standards. We expect to adopt the standards on a modified retrospective basis.

Leases. In February 2016, the FASB issued an accounting standard update that provides the principles for the recognition, measurement, presentation and disclosure of leases.

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

Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. We are a lessee on ground leases and office space leases. At December 31, 2016, we had approximately 90 ground and office space leases that will require us to measure and record a right-of-use asset and a lease liability upon adoption of the standard. There have been no significant changes to our ground and office space leases since December 31, 2016.

The standard is effective for us on January 1, 2019. We are assessing the practical expedients available for implementation under the standard. If the practical expedients are elected, we would not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard will also require new disclosures within the notes accompanying the Consolidated Financial Statements. We will continue to assess the method of adoption and the overall impact the adoption will have on the Consolidated Financial Statements.

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Operating properties
Buildings and improvements	332,282	331,210	1,752	1,776	$18,273,094	$17,905,914
Improved land					6,139,322	6,037,543
Development portfolio, including land costs:
Prestabilized	5,878	8,256	22	29	526,442	798,233
Properties under development	22,325	19,539	55	60	962,851	633,849
Land (1)					1,081,897	1,218,904
Other real estate investments (2)					517,678	524,887
Total investments in real estate properties					27,501,284	27,119,330
Less accumulated depreciation					4,026,369	3,758,372
Net investments in real estate properties					$23,474,915	$23,360,958

(1)	Included in our investments in real estate at June 30, 2017, and December 31, 2016, were 5,460 and 5,892 acres of land, respectively.

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

Dispositions

The following table summarizes our real estate disposition activity for the three and six months ended June 30 (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contributions to unconsolidated co-investment ventures
Number of properties	5	5	10	10
Square feet	875	1,308	3,644	4,019
Net proceeds (1)	$115,617	$65,805	$513,106	$463,700
Gains on contributions, net (1)	$37,702	$10,451	$126,068	$103,590
Dispositions to third parties
Number of properties	20	72	38	99
Square feet	3,720	8,321	6,038	10,565
Net proceeds (1) (2)	$216,290	$609,028	$459,679	$889,607
Gains on dispositions, net (1) (2)	$45,304	$103,284	$54,263	$154,462

Total gains on contributions and dispositions, net	$83,006	$113,735	$180,331	$258,052
Gains on redemption of investment in co-investment ventures (3)	-	86,615	-	86,615
Total gains on dispositions of investments in real estate, net	$83,006	$200,350	$180,331	$344,667

(1)	Includes the contribution and disposition of land parcels.

(2)	Includes the sale of our investment in European Logistics Venture 1 (“ELV”) in 2017. See Note 3 for more information on this transaction.

(3)

In April 2016, we redeemed a portion of our investment in Prologis Targeted European Logistics Fund (“PTELF”) and Prologis Targeted U.S. Logistics Fund (“USLF”) for €185.0 million ($210.6 million) and $200.0 million, respectively. The amounts received for the redemptions were included in Return of Investment from Unconsolidated Entities in the Consolidated Statements of Cash Flows.

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

We also have other ventures, generally with one partner and that we do not manage, which we account for primarily using the equity method. We refer to our investments in all entities accounted for using the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	June 30,	December 31,
	2017	2016
Unconsolidated co-investment ventures	$4,382,825	$4,057,524
Other ventures	234,899	172,905
Totals	$4,617,724	$4,230,429

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

The following table summarizes the amounts we recognized in the Consolidated Statements of Income related to the unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Strategic capital revenues from unconsolidated co-investment ventures, net:
U.S. (1)	$130,165	$9,179	$141,223	$18,174
Other Americas (1)	9,864	5,693	15,915	11,079
Europe	25,957	25,435	52,127	47,768
Asia	14,064	12,654	26,719	26,255
Total strategic capital revenues from unconsolidated co-investment ventures, net	$180,050	$52,961	$235,984	$103,276

Earnings from unconsolidated co-investment ventures, net:
U.S.	$1,963	$718	$6,909	$7,377
Other Americas	8,933	7,509	15,503	12,808
Europe	35,859	29,014	65,764	60,593
Asia	14,410	3,693	18,439	7,348
Total earnings from unconsolidated co-investment ventures, net	$61,165	$40,934	$106,615	$88,126

(1)

In June 2017, we earned promotes from USLF based on the venture’s cumulative returns to its investors over the last three years and FIBRA Prologis based on the venture’s cumulative returns to its investors over the past year. The third parties’ share of the promotes that were recognized in Strategic Capital Revenues were $123.9 million.

The following tables summarize the operating information and financial position of our unconsolidated co-investment ventures (not our proportionate share), as presented at our adjusted basis derived from the ventures’ U.S. GAAP information:

	June 30,	December 31,	June 30,
(dollars and square feet in millions)	2017	2016	2016
U.S.:
Number of ventures	1	1	1
Number of operating properties owned	384	369	379
Square feet	52	50	49
Total assets	$4,346	$4,238	$4,228
Third-party debt	$1,400	$1,414	$1,425
Total liabilities	$1,620	$1,540	$1,504
Our investment balance (1)	$545	$435	$518
Our weighted average ownership (2)	14.2%	14.9%	17.6%
Other Americas:
Number of ventures	2	2	2
Number of operating properties owned	215	213	209
Square feet	43	42	41
Total assets	$2,791	$2,793	$2,694
Third-party debt	$728	$739	$677
Total liabilities	$812	$814	$772
Our investment balance (1)	$836	$845	$848
Our weighted average ownership (2)	44.0%	43.9%	43.6%
Europe:
Number of ventures (3) (4)	4	4	4
Number of operating properties owned	702	700	690
Square feet	164	163	160
Total assets	$12,178	$10,853	$11,188
Third-party debt	$2,595	$2,446	$2,566
Total liabilities	$3,536	$3,283	$3,521
Our investment balance (1)	$2,505	$2,327	$2,464
Our weighted average ownership (2)	33.0%	35.1%	36.2%
Asia:
Number of ventures	2	2	2
Number of operating properties owned	83	85	77
Square feet	36	36	34
Total assets	$5,528	$5,173	$5,346
Third-party debt	$2,088	$1,947	$1,952
Total liabilities	$2,376	$2,239	$2,250
Our investment balance (1)	$497	$451	$498
Our weighted average ownership (2)	15.1%	15.1%	15.0%
Total:
Number of ventures	9	9	9
Number of operating properties owned	1,384	1,367	1,355
Square feet	295	291	284
Total assets	$24,843	$23,057	$23,456
Third-party debt	$6,811	$6,546	$6,620
Total liabilities	$8,344	$7,876	$8,047
Our investment balance (1)	$4,383	$4,058	$4,328
Our weighted average ownership (2)	26.9%	27.9%	28.8%

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenues:
U.S.	$105	$98	$209	$196
Other Americas	66	59	130	116
Europe	248	248	492	492
Asia	89	86	177	162
Total revenues	$508	$491	$1,008	$966

Net earnings:
U.S.	$15	$6	$51	$36
Other Americas	22	19	39	33
Europe	93	68	166	141
Asia	93	22	117	44
Total net earnings	$223	$115	$373	$254

(1)

The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2017, and December 31, 2016, results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to a venture ($459.4 million and $469.9 million, respectively); (ii) recording additional costs associated with our investment in a venture ($125.0 million and $124.1 million, respectively); and (iii) advances to a venture ($300.5 million and $166.1 million, respectively), which increased primarily from the gross promotes that were earned during the second quarter of 2017 and expected to be paid in the third quarter of 2017.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(3)	In January 2017, we sold our investment in ELV to our fund partner for $84.3 million and ELV contributed its properties to PTELF in exchange for equity interests.

(4)

In February 2017, we formed the Prologis United Kingdom Logistics Venture (“UKLV”), an unconsolidated co-investment venture in which we have a 15.0% ownership interest. UKLV will acquire land, develop buildings and operate and hold logistics real estate assets in the United Kingdom (“U.K.”). Upon formation, we, along with our venture partner, committed £380.0 million ($493.2 million at June 30, 2017), of which our share is £57.0 million ($74.0 million at June 30, 2017). During the six months ended June 30, 2017, we contributed 1.4 million square feet of stabilized properties, 0.5 million square feet of properties under development and 144.8 acres of land for £269.5 million ($336.4 million). We expect to continue to contribute properties and land into UKLV.

In July 2017, we contributed 190 operating properties formerly owned by Prologis North American Industrial Fund (“NAIF”), totaling approximately 39 million square feet, for an aggregate purchase price of $2.8 billion, to USLF, our unconsolidated co-investment venture. We received cash proceeds of $720 million and additional units, which increased our ownership interest in USLF to approximately 27% and USLF assumed $956.0 million of secured debt. As a result of this transaction, we expect to record a gain of approximately $480 million, net of a deferral due to our ongoing investment, in the third quarter of 2017.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at June 30, 2017 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted Europe Logistics Fund (1)	$-	$346	$346	2017 - 2018
Prologis United Kingdom Logistics Venture (2)	35	201	236	2021
Prologis China Logistics Venture	294	1,665	1,959	2017
Totals	$329	$2,212	$2,541

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.14 U.S. dollars to the euro.

(2)

As discussed above, this co-investment venture was formed in February 2017. Equity commitments are denominated in British pounds sterling and reported in U.S. dollars based on an exchange rate of $1.30 U.S. dollars to the British pound sterling.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2017, and December 31, 2016. These properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30,	December 31,
	2017	2016
Number of operating properties	22	13
Square feet	4,886	4,167
Total assets held for sale or contribution	$350,987	$322,139
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$6,281	$4,984

NOTE 5. DEBT

All debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

The following table summarizes our debt (dollars in thousands):

	June 30, 2017		December 31, 2016
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	-	$-	1.0%	$35,023
Senior notes	3.1%	6,727,450	3.3%	6,417,492
Term loans	1.6%	1,954,091	1.4%	1,484,523
Unsecured other	6.1%	14,346	6.1%	14,478
Secured mortgages (3)	3.9%	1,983,623	4.9%	979,585
Secured mortgages of consolidated entities (3)	2.7%	402,412	3.0%	1,677,193
Totals	3.0%	$11,081,922	3.2%	$10,608,294

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding.

(2)

Included in the outstanding balances are borrowings denominated in non-U.S. dollars, principally: euro ($3.6 billion), Japanese yen ($1.5 billion), British pounds sterling ($0.6 billion) and Canadian dollars ($0.4 billion).

(3)

As discussed in Note 6, in March 2017 we acquired all of our partner’s interest in NAIF, therefore, the related secured mortgage debt of $956.0 million at June 30, 2017 was wholly-owned and reported as secured mortgages. In July 2017, this debt was assumed by USLF in conjunction with our contribution of the associated real estate properties, as discussed in Note 3.

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

We also have a Japanese yen revolver (the “Revolver”). In February 2017, we renewed and amended the Revolver to increase our availability from ¥45.0 billion to ¥50.0 billion ($446.7 million at June 30, 2017). We have the ability to increase the Revolver to ¥65.0 billion ($580.6 million at June 30, 2017), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating Partnership. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at June 30, 2017 (in millions):

Aggregate lender commitments	$3,452
Less:
Borrowings outstanding	-
Outstanding letters of credit	37
Current availability	$3,415

Senior Notes

In June 2017, we issued £500.0 million ($645.3 million) of senior notes bearing an interest rate of 2.25%, maturing in 2029, at 99.94% of par value for an all-in-rate of 2.30%. Following the issuance, we paid cash of $652.0 million to redeem $618.3 million of previously issued senior notes before the maturity date in an effort to reduce our borrowing costs and extend our debt maturities. As a result, we recognized a loss in Gains (Losses) on Early Extinguishment of Debt, Net of $32.2 million represented by the difference between the recorded debt (including premiums and discounts and related debt issuance costs) and the consideration we paid to retire the debt, including fees.

Term Loans

In March 2017, we entered into an unsecured senior term loan agreement (the “2017 Yen Term Loan”) under which we can draw in Japanese yen, of which ¥7.2 billion ($64.3 million at June 30, 2017) matures in March 2027 and bears an interest rate of 0.92% and ¥4.8 billion ($42.9 million at June 30, 2017) matures in March 2028 and bears an interest rate of 1.01%. In the first quarter of 2017, we borrowed ¥12.0 billion ($107.2 million), causing the 2017 Yen Term Loan to be fully drawn at June 30, 2017.

In May 2017, we renewed and amended our existing senior term loan agreement (the “2017 Term Loan,” formerly the “Euro Term Loan”) under which loans can be obtained in British pounds sterling, euro, Japanese yen and U.S. dollars in an aggregate amount not to exceed $500.0 million. We may increase the borrowings up to $1.0 billion, subject to obtaining additional lender commitments. We may also pay down and reborrow under this term loan. The 2017 Term Loan bears an interest rate of LIBOR plus 0.90% and is scheduled to mature in May 2020; however, we may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and the payment of an extension fee. In the second quarter of 2017, we borrowed $500.0 million, causing the 2017 Term Loan to be fully drawn at June 30, 2017. In connection with the contribution of properties to USLF in July 2017, we used the net proceeds to pay down the balance outstanding on our 2017 Term Loan.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2017 and for each of the years in the period ending December 31, 2026, and thereafter were as follows at June 30, 2017 (in thousands):

	Unsecured
	Senior	Term Loans	Secured
Maturity	Notes	and Other	Mortgage Debt	Total
2017 (1)	$-	$491	$-	$491
2018	175,000	1,009	118,063	294,072
2019	-	1,091	610,281	611,372
2020 (2)	887,241	501,155	446,318	1,834,714
2021	1,298,840	954	436,544	1,736,338
2022	798,840	447,396	141,673	1,387,909
2023	850,000	913,201	163,284	1,926,485
2024	798,840	882	174,735	974,457
2025	750,000	958	133,420	884,378
2026	570,600	599	139,920	711,119
Thereafter	648,903	112,851	2,384	764,138
Subtotal	6,778,264	1,980,587	2,366,622	11,125,473
Premiums (discounts), net	(22,648)	-	28,391	5,743
Debt issuance costs, net	(28,166)	(12,150)	(8,978)	(49,294)
Totals	$6,727,450	$1,968,437	$2,386,035	$11,081,922

(1)

We expect to repay the amounts maturing in 2017 with cash generated from operations, proceeds from the dispositions of wholly-owned real estate properties or, as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2020 maturities is the 2017 Term Loan that can be extended until 2022.

Debt Covenants

We have approximately $6.7 billion of senior notes and $2.0 billion of term loans outstanding at June 30, 2017, under three separate indentures, as supplemented, which are subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At June 30, 2017, we were in compliance with all financial covenants.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and liabilities at June 30, 2017, and December 31, 2016 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2017	2016	2017	2016	2017	2016	2017	2016
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,522,506	$2,424,800	$6,105,549	$6,201,278	$496,086	$797,593
Prologis North American Industrial Fund (1)	100.0%	66.1%	-	486,648	-	2,479,072	-	1,038,708
Prologis Brazil Logistics Partners Fund I (2)	100.0%	50.0%	-	61,836	-	131,581	-	720
Other consolidated entities (3)	various	various	84,846	99,185	849,870	866,821	37,488	34,073
Prologis, L.P. noncontrolling interests			2,607,352	3,072,469	6,955,419	9,678,752	533,574	1,871,094
Limited partners in Prologis, L.P. (4) (5)			405,590	394,590	-	-	-	-
Prologis, Inc. noncontrolling interests			$3,012,942	$3,467,059	$6,955,419	$9,678,752	$533,574	$1,871,094

(1)

In March 2017, we acquired all of our partner’s interest for $710.2 million. The difference between the amount we paid and the noncontrolling interest balance was adjusted through Additional Paid-in Capital with no gain or loss recognized. In July 2017, we contributed substantially all of the assets formerly owned by NAIF to our unconsolidated co-investment venture, USLF.

(2)

In March 2017, we acquired all of our partner’s interest for $79.8 million. The difference between the amount we paid and the noncontrolling interest balance was adjusted through Additional Paid-in Capital with no gain or loss recognized. At December 31, 2016, the assets of the Prologis Brazil Logistics Partners Fund I were primarily investments in unconsolidated entities of $113.1 million. For additional information on our unconsolidated investments, see Note 3.

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. At June 30, 2017, and December 31, 2016, limited partnership units were redeemable for cash or, at our option, 1.6 million shares of the Parent’s common stock. During the first six months of 2017, limited partnership units were redeemed for 265 thousand shares of the Parent’s common stock.

(4)

We had 8.9 million Class A Units that were convertible into 8.6 million and 8.7 million common limited partnership units of the Operating Partnership at June 30, 2017 and December 31, 2016, respectively.

(5)

At June 30, 2017, and December 31, 2016, excluding the Class A Units, there were common limited partnership units in the Operating Partnership outstanding that were redeemable for cash or, at our option, 4.1 million shares and 4.6 million shares of the Parent’s common stock with a fair value of $242.2 million and $241.8 million, respectively, based on the closing stock price of the Parent’s common stock. During the first six months of 2017, unitholders redeemed 0.7 million common limited partnership units for an equal number of shares of the Parent’s common stock with a value of $18.8 million. At June 30, 2017, and December 31, 2016, there were 3.7 million and 2.2 million LTIP Units (as defined in Note 7) outstanding, respectively, associated with our long-term compensation plan that are convertible into common units of the Operating Partnership after they vest and other applicable conditions are met.

NOTE 7. LONG-TERM COMPENSATION

Prologis Outperformance Plan (“POP”)

Participation points represent a portion of a compensation pool that can be earned if and when certain performance criteria are met under the POP for the applicable performance period. We granted participation points for the 2017 – 2019 performance period in January 2017, with a fair value of $20.4 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 1.49% and an expected volatility of 22.2%.

The POP performance criteria were met for the 2014 – 2016 performance period, which resulted in awards for this performance period being earned. An aggregate performance pool of $62.2 million was awarded in January 2017 in the form of common stock or vested POP LTIP Units.

Prologis Promote Plan (“PPP”)

The following table details the equity awards granted under the PPP for the six months ended June 30 (in thousands):

	2017	2016
RSUs granted	88	53
Grant date fair value of RSUs granted	$4,800	$2,300
LTIP Units granted	203	114
Grant date fair value of LTIP Units granted	$11,100	$4,900

Prologis Outperformance Plan Operating Partnership Long-Term Incentive Plan Units (“POP LTIP Units”)

The following table summarizes the activity for the unvested POP LTIP Units for the six months ended June 30, 2017 (units in thousands):

Number of Unvested
POP LTIP Units
Balance at January 1, 2017	3,490
Granted	38
Vested POP LTIP Units (1)	(698)
Forfeited	(576)
Balance at June 30, 2017	2,254

(1)

Vested units were based on the POP performance criteria being met for the 2014 – 2016 performance period and represented the earned award amount. Vested units are included in LTIP Units in the table below. Any excess outstanding unvested POP LTIP Units for the 2014 – 2016 performance period were forfeited to the extent not earned.

Operating Partnership Long-Term Incentive Plan Units (“LTIP Units”)

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2017 (units in thousands):

	Number of	Weighted Average	Number of
	LTIP Units	Grant-Date Fair Value	LTIP Units Vested
Balance at January 1, 2017	2,219	$40.81	743
Granted	1,032
Vested POP LTIP Units	698
Conversion to common limited partnership units	(227)
Balance at June 30, 2017	3,722	$45.55	1,835

Restricted Stock Units (“RSUs”)

The following table summarizes the activity for RSUs for the six months ended June 30, 2017 (units in thousands):

	Number of	Weighted Average	Number of
	RSUs	Grant-Date Fair Value	RSUs Vested
Balance at January 1, 2017	1,617	$40.58	125
Granted	757
Vested and distributed	(783)
Forfeited	(46)
Balance at June 30, 2017	1,545	$45.29	106

Stock Options

We have 1.0 million stock options outstanding and exercisable at June 30, 2017, with a weighted average exercise price of $31.14. The aggregate intrinsic value of exercised options was $19.8 million and $10.0 million for the six months ended June 30, 2017, and 2016, respectively. No stock options were granted in 2017 or 2016.

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

The computation of our basic and diluted earnings per share and unit (in thousands, except per share and unit amounts) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2017	2016	2017	2016
Net earnings attributable to common stockholders – Basic	$266,943	$275,383	$470,198	$483,424
Net earnings attributable to redeemable limited partnership unitholders (1)	7,798	9,085	13,765	15,694
Adjusted net earnings attributable to common stockholders – Diluted	$274,741	$284,468	$483,963	$499,118

Weighted average common shares outstanding – Basic	530,040	524,842	529,400	524,540
Incremental weighted average effect on redemption of limited partnership units (1)	16,364	17,703	16,409	17,623
Incremental weighted average effect of equity awards	5,710	2,843	4,703	2,130
Weighted average common shares outstanding – Diluted (2)	552,114	545,388	550,512	544,293

Net earnings per share attributable to common stockholders:
Basic	$0.50	$0.52	$0.89	$0.92
Diluted	$0.50	$0.52	$0.88	$0.92

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2017	2016	2017	2016
Net earnings attributable to common unitholders	$274,320	$283,699	$483,198	$497,974
Net earnings attributable to Class A common unitholders	(4,347)	(4,619)	(7,678)	(8,129)
Net earnings attributable to common unitholders – Basic	$269,973	$279,080	$475,520	$489,845
Net earnings attributable to Class A common unitholders	4,347	4,619	7,678	8,129
Net earnings attributable to limited partnership unitholders	421	768	765	1,143
Adjusted net earnings attributable to common unitholders – Diluted	$274,741	$284,467	$483,963	$499,117

Weighted average common partnership units outstanding – Basic	536,060	531,912	535,392	531,507
Incremental weighted average effect on conversion of Class A Units	8,626	8,798	8,645	8,821
Incremental weighted average effect on redemption of limited partnership units into common stock of Prologis, Inc.	1,718	1,835	1,772	1,835
Incremental weighted average effect of equity awards of Prologis, Inc.	5,710	2,843	4,703	2,130
Weighted average common partnership units outstanding – Diluted (2)	552,114	545,388	550,512	544,293

Net earnings per unit attributable to common unitholders:
Basic	$0.50	$0.52	$0.89	$0.92
Diluted	$0.50	$0.52	$0.88	$0.92

(1)

Earnings allocated to the redeemable Operating Partnership units not held by the Parent has been included in the numerator and redeemable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total weighted average potentially dilutive limited partnership units	10,344	10,633	10,417	10,656
Total potentially dilutive stock awards	9,355	7,176	8,583	6,854
Total Prologis, L.P.	19,699	17,809	19,000	17,510
Limited partners in Prologis, L.P.	6,020	7,070	5,992	6,967
Total Prologis, Inc.	25,719	24,879	24,992	24,477

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

The following table presents the fair value and classification of our derivative instruments (in thousands):

	June 30, 2017		December 31, 2016
	Asset	Liability	Asset	Liability
Net investment hedges
British pound sterling denominated	$-	$-	$7,439	$-
Canadian dollar denominated	-	3,904	1,245	-

Forwards and options (1)
British pound sterling denominated	8,401	4,048	16,985	-
Canadian dollar denominated	31	546	831	197
Euro denominated	538	6,101	10,933	-
Yen denominated	6,919	1,512	9,246	1,071

Interest rate hedges	3,639	-	435	-

Total fair value of derivatives	$19,528	$16,111	$47,114	$1,268

(1)

As discussed below, these foreign currency options are not designated as hedges. We recognized unrealized losses of $18.8 million and $32.5 million for the three and six months ended June 30, 2017, respectively, from the change in value of our outstanding foreign currency options within Foreign Currency and Derivative Losses, Net in the Consolidated Statements of Income. We recognized unrealized gains of $3.3 million and losses of $13.5 million for the three and six months ended June 30, 2016, respectively, from the change in value of our outstanding foreign currency options.

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

The following tables summarize the activity in our foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

2017
	Foreign Currency Contracts
Local Currency	Net Investment Hedges		Forwards and Options
	CAD	GBP	CAD	EUR	GBP	JPY
Notional amounts at January 1	$133	£31	$50	€174	£48	¥15,500
New contracts	133	100	-	56	107	4,000
Matured, expired or settled contracts	(133)	(131)	(15)	(50)	(31)	(3,500)
Notional amounts at June 30	$133	£-	$35	€180	£124	¥16,000

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges		Forwards and Options
Notional amounts at January 1	$100	$46	$38	$197	$78	$144
New contracts	99	127	-	63	137	38
Matured, expired or settled contracts	(100)	(173)	(12)	(56)	(46)	(31)
Notional amounts at June 30	$99	$-	$26	$204	$169	$151

Weighted average forward rate at June 30	1.34	-	1.32	1.13	1.33	106.51
Active contracts at June 30	2	-	12	26	22	32

2016
	Foreign Currency Contracts
Local Currency	Net Investment Hedges			Forwards and Options
	CAD	GBP	JPY	EUR	GBP	JPY	Other
Notional amounts at January 1	$-	£238	¥-	€275	£97	¥12,840
New contracts	133	60	11,189	171	-	11,460
Matured, expired or settled contracts	-	(60)	(11,189)	(75)	(24)	(3,120)
Notional amounts at June 30	$133	£238	¥-	€371	£73	¥21,180

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges			Forwards and Options (1)
Notional amounts at January 1	$-	$386	$-	$310	$148	$109	$50
New contracts	100	85	99	192	-	108	15
Matured, expired or settled contracts	-	(100)	(99)	(85)	(36)	(27)	(15)
Notional amounts at June 30	$100	$371	$-	$417	$112	$190	$50

(1)

During the six months ended June 30, 2017, and 2016, we exercised 22 and 15 option contracts, respectively. We realized gains of $3.6 million and $8.9 million for the three and six months ended June 30, 2017, respectively, and gains of $0.2 million and $1.9 million for the three and six months ended June 30, 2016, respectively, in Foreign Currency and Derivative Losses, Net.

Interest Rate

We may enter into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount.

We report the effective portion of the gain or loss on the derivative as a component of AOCI and reclassify it to Interest Expense over the corresponding period of the hedged item. We recognize any hedge ineffectiveness in Interest Expense at the time the ineffectiveness occurred. During the six months ended June 30, 2017, and 2016, we did not have losses due to hedge ineffectiveness.

At June 30, 2017, and December 31, 2016, we had three interest rate swaps outstanding with a notional amount of $271.2 million. We did not enter into or settle any interest rate swaps during the six months ended June 30, 2017, or 2016.

Other Comprehensive Income

The change in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation of the financial statements into U.S. dollars of our consolidated subsidiaries whose functional currency is not the U.S. dollar. We recorded gains of $225.6 million and $307.5 million for the three and six months ended June 30, 2017, respectively, and losses of $136.0 million and gains of $18.8 million for the three and six months ended June 30, 2016, respectively. It also includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and (losses) associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivative net investment hedges (1)	$7,197	$21,512	$9,491	$29,420
Interest rate and cash flow hedges (2)	4,559	(2,703)	4,988	(13,824)
Our share of derivatives from unconsolidated co-investment ventures	2,176	(3,223)	4,378	(7,994)
Total derivative instruments	13,932	15,586	18,857	7,602
Nonderivative net investment hedges (3) (4)	(229,666)	91,416	(274,192)	(69,773)
Total derivative and nonderivative hedging instruments	$(215,734)	$107,002	$(255,335)	$(62,171)

(1)

We received $0.7 million and $2.5 million for the three and six months ended June 30, 2017, respectively, upon the settlement of net investment hedges. We received $15.9 million and $16.8 million for the three and six months ended June 30, 2016, respectively, upon the settlement of net investment hedges.

(2)

The amounts reclassified to interest expense for the three and six months ended June 30, 2017, were $1.5 million and $2.9 million, respectively. The amounts reclassified to interest expense for the three and six months ended June 30, 2016, were $1.1 million and $2.1 million, respectively. For the next 12 months from June 30, 2017, we estimate an additional expense of $4.8 million will be reclassified to Interest Expense.

(3)

At June 30, 2017, and December 31, 2016, we had €3.1 billion ($3.5 billion) and €3.2 billion ($3.4 billion) of debt, net of accrued interest, respectively, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We recognized unrealized losses of $7.2 million and $11.3 million in Foreign Currency and Derivative Losses, Net on the unhedged portion of our debt for the three and six months ended June 30, 2017. We did not recognize any gains or losses for the three and six months ended June 30, 2016.

(4)

In June 2017, we issued £500.0 million ($645.3 million) of debt, as discussed in Note 5, and designated the debt as a nonderivative financial instrument hedge of our net investment in international subsidiaries. We had no gains or losses for the three and six months ended June 30, 2017.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fair Value Measurements on a Recurring Basis

At June 30, 2017, and December 31, 2016, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2017, and December 31, 2016, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

No assets met the criteria to be measured at fair value on a nonrecurring basis at June 30, 2017, or December 31, 2016.

Fair Value of Financial Instruments

At June 30, 2017, and December 31, 2016, the carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2017, and December 31, 2016, as compared with those in effect when the debt was issued or assumed. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$35,023	$35,061
Senior notes	6,727,450	7,216,569	6,417,492	6,935,485
Term loans and unsecured other	1,968,437	1,986,654	1,499,001	1,510,661
Secured mortgages	1,983,623	2,063,821	979,585	1,055,020
Secured mortgages of consolidated entities	402,412	402,348	1,677,193	1,683,489
Total debt	$11,081,922	$11,669,392	$10,608,294	$11,219,716

NOTE 10. BUSINESS SEGMENTS

Our current business strategy consists of two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenues and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we utilize the following: (i) our land bank; (ii) the development expertise of our local teams; (iii) our customer relationships; and (iv) our in-depth knowledge in connection with our development activities. Land we own and lease to customers under ground leases is also included in this segment.

•

Strategic Capital. This operating segment represents the management of unconsolidated co-investment ventures. We generate strategic capital revenues from our unconsolidated co-investment ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promotes periodically during the life of a venture or upon liquidation. Each unconsolidated co-investment venture we manage is considered to be an individual operating segment with similar economic characteristics; these ventures are combined within the reportable business segment based on geographic location.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Real estate operations segment:
U.S.	$529,841	$501,707	$1,053,988	$1,012,864
Other Americas	16,444	15,083	31,533	29,018
Europe	22,076	19,533	40,307	36,008
Asia	17,168	12,297	31,811	26,027
Total real estate operations segment	585,529	548,620	1,157,639	1,103,917
Strategic capital segment:
U.S.	130,677	9,580	142,585	18,936
Other Americas	9,864	5,693	15,915	11,079
Europe	25,973	25,526	52,235	48,109
Asia	14,140	12,736	26,964	26,414
Total strategic capital segment	180,654	53,535	237,699	104,538

Total revenues	$766,183	$602,155	$1,395,338	$1,208,455

Segment net operating income:
Real estate operations segment:
U.S.	$396,274	$369,786	$780,374	$745,503
Other Americas	10,384	10,517	20,366	18,710
Europe	16,401	15,328	29,259	26,633
Asia	11,767	8,364	21,675	17,180
Total real estate operations segment	434,826	403,995	851,674	808,026
Strategic capital segment:
U.S.	99,668	826	101,607	2,536
Other Americas	7,587	3,052	10,732	6,188
Europe	16,342	18,450	32,732	34,070
Asia	5,071	3,341	8,843	8,585
Total strategic capital segment	128,668	25,669	153,914	51,379

Total segment net operating income	563,494	429,664	1,005,588	859,405

Reconciling items:
General and administrative expenses	60,077	56,934	113,694	107,477
Depreciation and amortization expenses	228,145	230,382	454,736	480,382
Operating income	275,272	142,348	437,158	271,546
Earnings from unconsolidated entities, net	68,596	41,454	117,201	99,765
Interest expense	(75,354)	(76,455)	(148,266)	(157,267)
Interest and other income, net	1,892	1,527	4,677	4,118
Gains on dispositions of investments in real estate, net	83,006	200,350	180,331	344,667
Foreign currency and derivative losses, net	(20,055)	(10,335)	(27,455)	(24,546)
Gains (losses) on early extinguishment of debt, net	(30,596)	2,044	(30,596)	992
Earnings before income taxes	$302,761	$300,933	$533,050	$539,275

	June 30,	December 31,
	2017	2016
Assets:
Real estate operations segment:
U.S.	$21,295,808	$21,286,422
Other Americas	1,052,052	978,476
Europe	1,139,882	1,346,589
Asia	1,147,246	936,462
Total real estate operations segment	24,634,988	24,547,949
Strategic capital segment:
U.S.	17,454	18,090
Europe	44,680	47,635
Asia	958	1,301
Total strategic capital segment	63,092	67,026
Total segment assets	24,698,080	24,614,975
Reconciling items:
Investments in and advances to unconsolidated entities	4,617,724	4,230,429
Assets held for sale or contribution	350,987	322,139
Notes receivable backed by real estate	19,536	32,100
Cash and cash equivalents	271,354	807,316
Other assets	192,714	242,973
Total reconciling items	5,452,315	5,634,957
Total assets	$30,150,395	$30,249,932

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2017, and 2016 included the following:

•	We capitalized $14.0 million and $13.3 million in 2017 and 2016, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•

We issued 0.7 million and 0.9 million shares in 2017 and 2016, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the Operating Partnership, as disclosed in Note 6.

•

We received $22.8 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2017, as disclosed in Note 3.

•	We received a $19.5 million of a note backed by real estate in exchange for the disposition of real estate in 2017.

We paid $188.1 million and $197.9 million for interest, net of amounts capitalized, for the six months ended June 30, 2017, and 2016, respectively.

We paid $23.6 million and $14.4 million for income taxes, net of refunds, for the six months ended June 30, 2017, and 2016, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2017, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, the related consolidated statement of equity for the six-month period ended June 30, 2017, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 of the consolidated financial statements, during 2016 the Company changed its method for classifying distributions received from equity method investees in the consolidated statements of cash flows for all periods presented at June 30, 2017, on a retrospective basis, due to the early adoption of Accounting Standards Update 2016-15.

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
July 26, 2017

Report of Independent Registered Public Accounting Firm

The Partners
Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2017, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, the related consolidated statement of capital for the six-month period ended June 30, 2017, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

As discussed in Note 1 of the consolidated financial statements, during 2016 the Operating Partnership changed its method for classifying distributions received from equity method investees in the consolidated statements of cash flows for all periods presented at June 30, 2017, on a retrospective basis, due to the early adoption of Accounting Standards Update 2016-15.

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
July 26, 2017

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and contribution or disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties; (v) maintenance of REIT status, tax structuring and changes in income tax rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; and (x) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

Prologis, Inc. is a self-administered and self-managed real estate investment trust (a “REIT”) and is the sole general partner of Prologis, L.P. We operate Prologis, Inc. and Prologs L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P., collectively.

MANAGEMENT’S OVERVIEW

Prologis is the global leader in logistics real estate with a focus on high-barrier, high-growth markets. We own, manage and develop high-quality logistics facilities in the world’s most active centers of commerce. An investment in Prologis taps into key drivers of economic growth, including consumption, supply chain modernization, e-commerce and urbanization.

Customers turn to us because they know an efficient supply chain will make their businesses run better, and that a strategic relationship with Prologis will create a competitive advantage. We lease modern logistics facilities to a diverse base of approximately 5,200 customers. These facilities assist the efficient distribution of goods for the world’s best businesses and brands.

We invest in Class-A logistics facilities in the world’s primary population centers with high barriers to entry and supported by extensive transportation infrastructure (major airports, seaports and rail and highway networks). We believe our portfolio is the highest-quality logistics property portfolio in the industry because it is focused in these key markets. Our local teams actively manage the portfolio, which encompasses leasing and property management, capital deployment and an opportunistic disposition program. The majority of our consolidated properties are in the United States (“U.S.”); while our properties outside the U.S. are generally held in co-investment ventures, which reduces our exposure to movements in foreign currency. Therefore, we are principally an owner-operator in the U.S. and a manager-developer outside the U.S.

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

At June 30, 2017, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total $54.7 billion in gross total investment across 684 million square feet (64 million square meters) in 19 countries spanning four continents. Our investment of $32.7 billion consisted of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital. See below for information for the six months ended June 30, 2017:

REAL ESTATE – RENTAL OPERATIONS Grow revenues, net operating income (“NOI”) and cash flows by increasing rents and maintaining high occupancy rates	REAL ESTATE – DEVELOPMENT Contributes significant earnings growth as projects lease up and generate income	STRATEGIC CAPITAL Access third-party capital to grow our business and earn recurring fees and promotes through long-term co-investment ventures
•4.9% increase in consolidated revenues and 5.4% increase in NOI from the same period in 2016 •96.0% average occupancy in our consolidated portfolio

•23.3% estimated weighted average margins on $1.1 billion total estimated investment of stabilized development projects in our owned and managed portfolio

•$248 million of value created by development stabilizations (of which $219 million is our share)

•$38.8 billion in third-party assets under management

•127.4% increase in consolidated Strategic Capital revenues from the same period in 2016, primarily from promote revenues of $124 million recognized in June 2017

Real Estate Operations

Rental Operations. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and funds from operations (see below for more information on funds from operations, a non-GAAP measure). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. We believe our active portfolio management, coupled with the skills of our property, leasing, maintenance, capital, energy and risk management teams, will allow us to maximize rental revenues across our portfolio. In the first six months of 2017, more than 90% of our consolidated revenues and NOI in this segment were generated in the U.S. NOI from this segment is calculated directly from our financial statements as rental revenues, rental recoveries and development management and other revenues less rental expenses and other expenses.

Development. We use (i) our land bank; (ii) the development expertise of our local teams; (iii) our customer relationships; and (iv) our in-depth local knowledge in connection with our value creation activities. Successful development and redevelopment efforts increase both the rental revenues and the net asset value of our Real Estate Operations segment. We measure the value we created based on the increase in estimated fair value of a stabilized development property, as compared to the costs incurred. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our co-investment ventures. Occasionally, we develop for sale to third parties.

Strategic Capital

Real estate is a capital-intensive business that requires growth capital. This segment of our business gives us access to third-party capital, both private and public, allowing us to diversify our sources of capital and providing us with a broader range of options to fund our growth. We co-invest with some of the world’s largest institutional partners to grow our business and provide incremental revenues. We also access alternative sources of equity through two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We tailor logistics portfolios to meet our partners’ specific needs, with a focus on long-term ventures and open-ended funds. We hold significant ownership interests in these ventures, aligning our interests with those of our partners.

We generate strategic capital revenues primarily from our unconsolidated co-investment ventures principally through asset management and property management services. We earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through incentive fees (“promotes”) periodically during the life of a venture or upon liquidation. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses. This segment generally contributes 10% to 15% of our consolidated revenues, earnings and funds from operations. In June 2017, we earned promotes of $124 million primarily from our U.S. co-investment venture that increased these percentages slightly over 15%. During the first quarter of 2017, we formed a new co-investment venture that will acquire land, develop buildings and own and hold logistics real estate assets in the United Kingdom (“U.K.”). We plan to profitably grow this business by increasing our assets under management in our existing ventures. Generally, approximately 80% of the consolidated revenues and NOI in this segment are generated outside the U.S. With the promote we earned from our U.S. co-investment venture in June, this percentage temporarily decreased revenues and NOI generated outside the U.S. to approximately 35%. NOI in this segment is calculated directly from our financial statements as strategic capital revenues less strategic capital expenses and does not include property-related NOI.

Growth Strategies

We believe the quality and scale of our global owned and managed operating portfolio, the expertise of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenues, earnings, NOI, cash flows and funds from operations is based on the following:

•

Rent Growth. We expect market rents to continue to grow over the next few years, albeit at a more modest pace, driven by demand for the location and quality of our properties. Because of strong market rent growth in the last several years, even if market rents remain flat, our in-place leases have considerable room to rise back to market levels. We estimate that across our owned and managed portfolio, our leases on an aggregate basis are more than 10% below market; this means that a lease renewal would translate into increased future earnings, NOI and cash flow, both on a consolidated basis and through the amounts we recognize from our unconsolidated co-investment ventures based on our ownership. This is reflected in the positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) on our owned and managed portfolio. We have experienced positive rent change on rollover for every quarter since 2013, and we expect this to continue for several more years.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of $8.5 billion of total expected investment (“TEI”) of logistics space. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward—primarily through development. During the first six months of 2017, we stabilized development projects with a TEI of $1.1 billion in our owned and managed portfolio. Post-stabilization, we estimate the value of these buildings to be 23.3% above their book value or the cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models). In addition, these properties will generate NOI as they are leased up and become occupied.

•

Economies of Scale from Growth in Assets Under Management. Over the last several years, we have invested in a variety of technologies that have allowed us to achieve efficiencies and increase our investments in real estate with minimal increases to general and administrative (“G&A”) expenses. We have increased our owned and managed real estate assets by 25 million square feet (or approximately 4%) over the last two years primarily through acquisitions, and we have integrated the assets with only minimal increases in overhead related to property management and leasing functions. We will continue to leverage these technologies to further streamline our operations and reduce our costs as a percentage of assets under management, along with advanced data analytics to enhance decision-making.

Summary of 2017

During the six months ended June 30, 2017, operating fundamentals remained strong for our owned and managed portfolio and we ended the period with occupancy of 96.2%. See below for details of the operating and development activity of our Owned and Managed Portfolio. In 2017, we completed the following significant activities as further described in the accompanying notes to the Consolidated Financial Statements:

•

During the first six months of 2017, we generated net proceeds of $973 million and recorded net gains of $180 million from the contribution and disposition of real estate assets, primarily from property contributions in Europe and third-party dispositions in the U.S.

•

In January, we sold our investment in Europe Logistics Venture 1 (“ELV”) to our fund partner for $84 million and ELV contributed its properties to Prologis Targeted Europe Logistics Fund (“PTELF”) in exchange for equity interests.

•

In February, we formed the Prologis United Kingdom Logistics Venture (“UKLV”), in which we have a 15.0% ownership interest. During the six months of 2017, we contributed 1 million square feet of stabilized properties, 1 million square feet properties under development and 145 acres of land for £270 million ($336 million), included in net proceeds and net gains above. We expect to continue to contribute properties and land into UKLV.

•	In February, we amended our Japanese yen revolver and increased the total borrowing capacity to ¥50.0 billion ($447 million at June 30, 2017).

•

In March, we acquired our partner’s interest in Prologis North American Industrial Fund (“NAIF”), a consolidated co-investment venture, for $710 million. In July, we contributed 190 operating properties formerly owned by NAIF, for an aggregate purchase price of $2.8 billion, to Prologis Targeted U.S. Logistics Fund (“USLF”). We received cash proceeds of $720 million and additional units, which increased our ownership interest in USLF to approximately 27%, and USLF assumed secured debt of $1.0 billion.

•

In March, we purchased our venture partner’s interest in the Prologis Brazil Logistics Partners Fund I (“Brazil Fund”), a consolidated co-investment venture, for $80 million and now own 100% of the venture. The Brazil Fund continues to hold a 50.0% ownership interest in several joint ventures that we account for on the equity method. In addition, in July, we entered into an agreement to acquire our partners’ interest in the Brazil platform, which we expect to close later in 2017.

•

In June, we issued £500 million ($645 million) of senior notes with an interest rate of 2.3%, maturing in 2029, at 99.9% of par value. Following the issuance, we used the cash proceeds to redeem $618 million of previously issued senior notes.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2017 AND 2016

We evaluate our business operations based on the NOI of our two operating segments, Real Estate Operations and Strategic Capital. NOI by segment is a non-GAAP financial measure that is calculated using revenues and expenses directly from our financial statements. We consider NOI by segment to be an appropriate supplemental measure of our performance because it helps both management and investors to understand the core operations of our business.

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements for the six months ended June 30 (in millions). Each segment’s NOI is reconciled to a line item in the Consolidated Financial Statements in the respective segment discussion below.

	2017	2016
Real Estate Operations segment – NOI	$852	$808
Strategic Capital segment – NOI	154	51
General and administrative expenses	(114)	(107)
Depreciation and amortization expenses	(455)	(480)
Operating income	$437	$272

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

Below are the components of Real Estate Operations revenues, expenses and NOI for the six months ended June 30 (in millions), derived directly from line items in the Consolidated Financial Statements.

	2017	2016
Rental revenues	$888	$863
Rental recoveries	255	237
Development management and other revenues	14	4
Rental expenses	(300)	(287)
Other expenses	(5)	(9)
Real Estate Operations segment – NOI	$852	$808

Real Estate Operations revenues, expenses and NOI are impacted by changes in rental rates, occupancy and capital deployment activities. The following items highlight the key changes in NOI for the six months ended June 30, 2017, from the same period in 2016 (in millions):

Rent rate and occupancy growth (1)	$84
Development activity	(2)
Contributions and dispositions	(48)
Other	10
Total change in Real Estate Operations segment – NOI	$44

(1)

Rent rate growth is a combination of the rollover of existing leases and increases in rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, would impact the rental revenues we recognize. We have experienced positive rent change on rollover for every quarter since 2013 that has resulted in higher average rental rates in our portfolio and increased rental revenues and NOI as those leases commenced.

Below are the key operating metrics of our consolidated operating portfolio:

Strategic Capital

This operating segment includes revenues from asset management and other fees, as well as promotes earned for services performed for our unconsolidated co-investment ventures. Revenues associated with the Strategic Capital segment fluctuate because of the size of co-investment ventures under management, the transactional activity in the ventures and the timing of promotes. These revenues are reduced generally by the direct costs associated with the asset management and property-level management for the properties owned by these ventures. We allocate the costs of our property management functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the size of the relative portfolios as compared to our total owned and managed portfolio.

Below are the components of Strategic Capital revenues, expenses and NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2017	2016
Strategic capital revenues	$238	$104
Strategic capital expenses	(84)	(53)
Strategic Capital segment – NOI	$154	$51

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the six months ended June 30 (in millions):

	2017	2016
U.S.:
Asset management and other fees	$18	$16
Leasing commissions, acquisition, development and other transaction fees	5	3
Promote (1)	120	-
Strategic capital expenses (2)	(41)	(16)
Subtotal U.S.	102	3
Other Americas:
Asset management and other fees	11	10
Leasing commissions, acquisition, development and other transaction fees	1	1
Promote (1)	4	-
Strategic capital expenses	(5)	(5)
Subtotal Other Americas	11	6
Europe:
Asset management and other fees	42	42
Leasing commissions, acquisition, development and other transaction fees	7	6
Promote (1)	3	-
Strategic capital expenses	(20)	(14)
Subtotal Europe	32	34
Asia:
Asset management and other fees	18	18
Leasing commissions, acquisition, development and other transaction fees	9	8
Strategic capital expenses	(18)	(18)
Subtotal Asia	9	8
Strategic Capital segment – NOI	$154	$51

(1)

The promotes in the U.S. and Mexico were earned in the second quarter and the promote in Europe was earned in the first quarter. The promotes represent the third parties’ share based on the venture’s cumulative returns to the investors over the last three years. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses.

(2)	This includes compensation and personnel costs for employees who are located in the U.S. but also support other regions.

The following real estate investments were held through our unconsolidated co-investment ventures (dollars and square feet in millions):

	June 30,	December 31,	June 30,
	2017	2016	2016
U.S.:
Number of ventures	1	1	1
Number of operating properties owned	384	369	379
Square feet	52	50	49
Total assets	$4,346	$4,238	$4,228
Other Americas:
Number of ventures	2	2	2
Number of operating properties owned	215	213	209
Square feet	43	42	41
Total assets	$2,791	$2,793	$2,694
Europe (1):
Number of ventures	4	4	4
Number of operating properties owned	702	700	690
Square feet	164	163	160
Total assets	$12,178	$10,853	$11,188
Asia:
Number of ventures	2	2	2
Number of operating properties owned	83	85	77
Square feet	36	36	34
Total assets	$5,528	$5,173	$5,346
Total:
Number of ventures	9	9	9
Number of operating properties owned	1,384	1,367	1,355
Square feet	295	291	284
Total assets	$24,843	$23,057	$23,456

(1)	As discussed above, ELV contributed its properties to PTELF in January 2017 and we formed the co-investment venture UKLV in February 2017.

See Note 3 to the Consolidated Financial Statements for additional information about the contribution of the ELV properties to PTELF and the formation of UKLV, along with our other unconsolidated co-investment ventures.

G&A Expenses

G&A expenses increased $6 million for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to additional compensation expense based on the company’s performance.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as certain other G&A costs. The following table summarizes capitalized G&A amounts for the six months ended June 30 (dollars in millions):

	2017	2016
Building and land development activities	$31	$30
Leasing activities	12	12
Operating building improvements and other	8	8
Total capitalized G&A expenses	$51	$50
Capitalized salaries and related costs as a percent of total salaries and related costs	25.5%	26.7%

Depreciation and Amortization Expenses

The following table highlights the key changes in depreciation and amortization expenses for the six months ended June 30, 2017, from the same period in 2016 (in millions):

Acquisition of properties	$10
Development properties placed into service	18
Disposition and contribution of properties	(36)
Other	(18)
Total change in depreciation and amortization expenses	$(26)

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

Our owned and managed portfolio includes operating properties and does not include properties under development or held for sale to third parties (square feet in millions):

	June 30, 2017			December 31, 2016			June 30, 2016
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,765	335	96.2%	1,777	332	97.0%	1,838	338	95.7%
Unconsolidated	1,378	294	96.1%	1,359	290	97.2%	1,339	280	96.6%
Totals	3,143	629	96.2%	3,136	622	97.1%	3,177	618	96.1%

Our operating portfolio excludes value-added properties, which are defined as properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value. We had seven consolidated value-added properties totaling two million square feet and six unconsolidated value-added properties totaling one million square feet at June 30, 2017.

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

Capital Expenditures

We capitalize costs incurred in developing, renovating, rehabilitating and improving our properties as part of the investment basis. The following table summarizes our capital expenditures on previously leased buildings within our owned and managed portfolio for the six months ended June 30 (in millions):

	2017	2016
Property improvements	$65	$59

Turnover costs:
Tenant improvements	58	63
Leasing commissions	57	56
Total turnover costs	115	119
Total capital expenditures	$180	$178
Our proportionate share of capital expenditures based on ownership (1)	$115	$120

(1)	We calculated our proportionate share of capital expenditures by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the capital expenditures each period.

Development Start Activity

The following table summarizes our development starts for the six months ended June 30 (dollars and square feet in millions):

	2017 (1)	2016
Number of new development projects during the period	37	34
Square feet	15	9
TEI	$1,382	$720
Our proportionate share of TEI (2)	$1,209	$658
Percentage of build-to-suits based on TEI	44.9%	44.9%

(1)	We expect all of our properties under development at June 30, 2017, to be completed before July 2019.

(2)	We calculate our proportionate share of TEI by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the TEI of each co-investment venture for the period.

Development Stabilization Activity

The following table summarizes our development stabilization activity for the six months ended June 30 (dollars and square feet in millions):

	2017	2016
Number of development projects stabilized during the period	44	52
Square feet	14	19
TEI	$1,066	$1,332
Our proportionate share of TEI (1)	$965	$1,089
Weighted average expected yield on TEI (2)	6.8%	7.0%
Estimated value at completion	$1,314	$1,671
Our proportionate share of estimated value at completion (1)	$1,184	$1,374
Estimated weighted average margin	23.3%	25.5%

(1)

We calculate our proportionate share of TEI and estimated value by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the TEI of each co-investment venture for the period.

(2)	We calculate the weighted average expected yield on TEI as estimated NOI assuming stabilized occupancy divided by TEI.

Same Store Analysis

We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, which eliminates the effects of changes in the composition of the portfolio. We have defined the same store portfolio, for the six months ended June 30, 2017, as those owned and managed properties that were in operation at January 1, 2016 and have been in operation throughout the same three-month periods in both 2017 and 2016 (including development properties that have been completed and available for lease). We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental revenues, rental expenses and NOI in the same store portfolio are generally the same as for the total operating portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

The following is a reconciliation of our consolidated rental revenues, rental recoveries, rental expenses and property NOI, as included in the Consolidated Statements of Operations, to the respective amounts in our same store portfolio analysis for the three months ended June 30 (dollars in millions):

			Percentage
	2017	2016	Change
Rental Revenues (1) (2)
Consolidated:
Rental revenues per the Consolidated Statements of Income	$448	$426
Rental recoveries per the Consolidated Statements of Income	128	120
Consolidated adjustments to derive same store results:
Rental revenues and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(59)	(51)
Effect of changes in foreign currency exchange rates and other	(2)	(1)
Unconsolidated co-investment ventures – rental revenues	462	449
Same store portfolio – rental revenues (2)	$977	$943	3.6%
Rental Expenses (1) (3)
Consolidated:
Rental expenses per the Consolidated Statements of Income	$148	$141
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(18)	(20)
Effect of changes in foreign currency exchange rates and other	13	14
Unconsolidated co-investment ventures – rental expenses	99	101
Same store portfolio – rental expenses (3)	$242	$236	2.4%
NOI (1)
Consolidated:
Property NOI (calculated as rental revenues and rental recoveries less rental expenses per the Consolidated Statements of Income)	$428	$405
Consolidated adjustments to derive same store results:
Property NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(41)	(31)
Effect of changes in foreign currency exchange rates and other	(15)	(15)
Unconsolidated co-investment ventures – property NOI	363	348
Same store portfolio – NOI	$735	$707	3.9%

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method of $117 million and $100 million for the six months ended June 30, 2017, and 2016, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 3 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2017	2016
Gross interest expense	$181	$197
Amortization of premiums, net and debt issuance costs, net	(5)	(10)
Capitalized amounts	(28)	(30)
Net interest expense	$148	$157
Weighted average effective interest rate	3.2%	3.2%

Gross interest expense decreased for the six months ended June 30, 2017, compared to the same period in 2016, principally due to pay downs on previously issued senior notes and secured debt and less borrowings on our credit facilities. Our overall debt increased by $474 million from December 31, 2016, to June 30, 2017, primarily from increased borrowings on our term loans related to the buyout of our partner in NAIF. In July, we repaid the term loans with proceeds received from the contribution of the operating properties formerly owned by NAIF to USLF.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate, Net

The following table details our gains on dispositions of investments in real estate, net for the six months ended June 30 (dollars in millions):

	2017	2016
Contributions to unconsolidated co-investment ventures (1)
Number of properties	10	10
Gains on contributions, net	$126	$104
Dispositions to third parties (2) (3)
Number of properties	38	99
Gains on dispositions, net	$54	$154

Total gains on contributions and dispositions, net	$180	$258
Gains on redemption of investment in co-investment ventures	-	87
Total gains on dispositions of investments in real estate, net	$180	$345

(1)	Contributions to unconsolidated co-investment ventures were primarily in Europe in 2017 and in Japan in 2016.

(2)	Dispositions to third parties were primarily in the U.S.

(3)	In January 2017, we sold our investment in ELV to our fund partner and ELV contributed its properties to PTELF in exchange for equity interests.

See Notes 2 and 3 to the Consolidated Financial Statements for further information on the gains we recognized and our unconsolidated co-investment ventures.

Foreign Currency and Derivative Losses, Net

The following table details our foreign currency and derivative losses, net for the six months ended June 30 (in millions):

	2017	2016
Realized foreign currency and derivative gains (losses):
Gains on the settlement of unhedged derivative transactions	$9	$2
Losses on the settlement of transactions with third parties	(1)	(4)
Total realized foreign currency and derivative gains (losses)	8	(2)

Unrealized foreign currency and derivative gains (losses), net:
Losses on the change in fair value of unhedged derivative transactions	(44)	(25)
Gains on remeasurement of certain assets and liabilities (1)	9	2
Total unrealized foreign currency and derivative losses, net	(35)	(23)
Total foreign currency and derivative losses, net	$(27)	$(25)

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

Gains (Losses) on Early Extinguishment of Debt, Net

During the six months ended June 30, 2017, we redeemed $618 million of senior notes and repaid $302 million of secured mortgage debt prior to maturity, which resulted in a loss of $31 million. During the six months ended June 30, 2016, we repaid $363 million of secured mortgage debt prior to maturity, which resulted in a gain of $1 million.

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

The following table summarizes our income tax expense for the six months ended June 30 (in millions):

	2017	2016
Current income tax expense (benefit):
Income tax expense	$22	$16
Income tax expense on dispositions	1	10
Income tax benefit related to acquired tax assets	(1)	-
Total current income tax expense	22	26

Deferred income tax expense (benefit):
Income tax expense (benefit)	1	(5)
Income tax expense related to acquired tax assets	1	-
Total deferred income tax expense (benefit)	2	(5)
Total income tax expense	$24	$21

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period.

The following table summarizes net earnings attributable to noncontrolling interests for the six months ended June 30 (in millions):

	2017	2016
Prologis U.S. Logistics Venture	$19	$2
Prologis North American Industrial Fund (1)	2	11
Other consolidated entities (1)	1	4
Prologis, L.P. net earnings attributable to noncontrolling interests	22	17
Limited partners in Prologis, L.P.	13	15
Prologis, Inc. net earnings attributable to noncontrolling interests	$35	$32

(1)	In March 2017, we acquired all of our partner’s interest in NAIF and the Brazil Fund and owned 100% of these ventures through June 30, 2017.

See Note 6 to the Consolidated Financial Statements for further information on our consolidated co-investment ventures.

Other Comprehensive Income (Loss)

During the six months ended June 30, 2017, we recorded net gains in the Statements of Comprehensive Income related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. These gains were principally due to the strengthening of the British pound sterling, euro and Japanese yen to the U.S. dollar, offset slightly by the weakening of the Brazilian real. During the six months ended June 30, 2016, we recorded net losses, principally due to the weakening of the British pound sterling, offset slightly by the strengthening of the Brazilian real, euro and Japanese yen to the U.S. dollar.

During the six months ended June 30, 2017, we recorded unrealized gains and during the six months ended June 30, 2016, we recorded unrealized losses in the Statements of Comprehensive Income, related to the change in fair value of our cash flow hedges and our share of derivatives in our unconsolidated co-investment ventures.

See Note 9 to the Consolidated Financial Statements for more information about our derivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2017 and 2016

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and its components for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, are similar to the changes for the six month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis, Inc. and distributions to the holders of limited partnership units of Prologis, L.P. and our partner in our consolidated co-investment venture, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2017, 77 properties in our development portfolio were 63.5% leased with a current investment of $1.5 billion and a TEI of $2.7 billion when completed and leased, leaving $1.2 billion remaining to be spent);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of less than $1 million in 2017;

•

additional investments in current unconsolidated entities or new investments in future unconsolidated co-investment ventures; including the expected acquisition of our partners’ interest in the Brazil platform for R$1.2 billion ($362 million), discussed earlier;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($271 million at June 30, 2017);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed in the following section, other facilities or borrowing arrangements ($3.5 billion at June 30, 2017); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our debt (dollars in millions):

	June 30, 2017	December 31, 2016
Debt outstanding	$11,082	$10,608
Weighted average interest rate	3.0%	3.2%
Weighted average maturity in months	65	60

In February 2017, we renewed and amended our Japanese yen revolver (the “Revolver”) and increased our availability under the Revolver to ¥50.0 billion ($447 million at June 30, 2017).

In March 2017, we entered into an unsecured senior term loan agreement (the “2017 Yen Term Loan”) under which we can draw in Japanese yen, of which ¥7.2 billion ($64 million at June 30, 2017) matures in March 2027 and bears an interest rate of 0.9% and ¥4.8 billion ($43 million at June 30, 2017) matures in March 2028 and bears an interest rate of 1.0%. In the first quarter of 2017, we borrowed ¥12.0 billion ($107 million) on the 2017 Yen Term Loan and it was fully drawn at June 30, 2017.

In May 2017, we renewed and amended our 2017 Term Loan under which loans can be obtained in British pounds sterling, euro, Japanese yen and U.S. dollars in an aggregate amount not to exceed $500 million. We may pay down and reborrow under the 2017 Term Loan. The 2017 Term Loan bears an interest rate of LIBOR plus 0.9% and is scheduled to mature in May 2020; however, we may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and the payment of an extension fee. In the second quarter of 2017, we borrowed $500 million, causing the 2017 Term Loan to be fully drawn at June 30, 2017.

In June 2017, we issued £500 million ($645 million) of senior notes with an interest rate of 2.3%, maturing in 2029, at 99.9% of par value. We used the net proceeds for redemption of previously issued senior notes, general corporate purposes and to repay other indebtedness.

At June 30, 2017, we had credit facilities with an aggregate borrowing capacity of $3.5 billion, of which $3.4 billion was available for borrowing.

At June 30, 2017, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

As discussed earlier, in July, we contributed operating properties formerly owned by NAIF to USLF and received cash proceeds of $720 million that was used to pay down term loans and other borrowings. Also, USLF assumed $956 million of secured mortgage debt related to the properties.

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

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2017	2016
Net cash provided by operating activities	$745	$634
Net cash provided by (used in) investing activities	$(171)	$860
Net cash used in financing activities	$(1,126)	$(1,437)

Cash Provided by Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity:

•

Real estate operations. We receive the majority of our operating cash through net revenues of our Real Estate Operations segment. See our Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rent and amortization of above and below market leases of $49 million and $43 million for 2017 and 2016, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures, including promotes. See our Strategic Capital Results of Operations section above for the key drivers of our strategic capital revenues and expenses. We earned $124 million of promotes in the second quarter of 2017, which represents the third-parties’ share of the promotes earned that were included as strategic capital revenues, but excluded from cash provided by operating activities as the cash will be received in the third quarter of 2017. Included in the cash provided by operating activities for 2016 is $30 million of cash received, which represented the third-parties’ share of promotes earned in 2015.

•	G&A expenses. We incurred $114 million and $107 million of G&A costs in 2017 and 2016, respectively.

•

Distributions from unconsolidated entities. We recognized $141 million and $147 million of distributions from our unconsolidated entities in 2017 and 2016, respectively. Included in 2016 are distributions of $27 million that represented our share of promotes earned in 2015. In the third quarter of 2016, we adopted an accounting standard update that clarifies the classification methodology within the statement of cash flows for distributions received from equity method investments. As a result, for the six months ended June 30, 2016, we reclassified $48 million of distributions from our unconsolidated entities into operating activities that were previously reported as investing activities.

•

Equity-based compensation awards. We record equity-based compensation expenses in Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A expenses. The total amounts expensed were $38 million and $29 million in 2017 and 2016, respectively.

•	Cash paid for interest and income taxes. As disclosed in Note 11, we paid combined amounts for interest and income taxes of $212 million in both 2017 and 2016, respectively.

Cash Provided by (Used in) Investing Activities

•

Real estate development. We invested $715 million and $776 million in 2017 and 2016, respectively, in real estate development and leasing costs for first generation leases. We had 55 properties under development and 22 properties that were completed but not stabilized at June 30, 2017, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2017, we acquired total real estate of $202 million, which included 524 acres of land and 2 operating properties. In 2016, we acquired total real estate of $136 million, which included 384 acres of land and 6 operating properties.

•

Capital expenditures. We invested $113 million and $119 million in our operating properties during 2017 and 2016, respectively; which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from contributions and dispositions. We generated cash from contributions and dispositions of real estate properties of $836 million and $1.3 billion during 2017 and 2016, respectively. See Note 2 to the Consolidated Financial Statements for more detail about our contributions and dispositions.

•

Investments in and advances to. We invest cash in our unconsolidated co-investment ventures and other ventures, which represents our proportionate share. The ventures primarily use the funds for the acquisition of operating properties, development and repayment of debt. The following table summarizes our investments in our unconsolidated co-investment ventures for the six months ended June 30 (in millions):

	2017	2016
Unconsolidated co-investment ventures:
Other Americas
Prologis Brazil Logistics Partners Fund I and related joint ventures	$4	$21
Europe
European Logistics Venture 1	19	-
Prologis European Logistics Partners Sàrl	3	61
Prologis United Kingdom Logistics Venture	31	-
Asia
Nippon Prologis REIT, Inc.	-	33
Remaining unconsolidated co-investment ventures	7	10
Total unconsolidated co-investment ventures	64	125

Other ventures	81	20
Total investments in and advances to unconsolidated entities	$145	$145

See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $134 million and $533 million during 2017 and 2016, respectively. Included in this amount for 2017 is $84 million from the disposition of our investment in ELV and $49 million from property dispositions within our unconsolidated co-investment ventures. Included in this amount for 2016 is $411 million from the redemption of a portion of our investments in PTELF and USLF and $79 million from the disposition of our investment in a joint venture, and the remaining amount was from property dispositions within our unconsolidated entities. As discussed above, we adopted an accounting standard update in the third quarter of 2016 that clarifies the classification methodology within the statement of cash flows for distributions received from equity method investments and as a result, we reclassified $48 million of distributions in 2016 from our unconsolidated entities that were previously reported as investing activities into operating activities.

•

Proceeds from repayment of notes receivable backed by real estate. In 2017 and 2016, we received $32 million and $201 million, respectively, for the payment of notes receivable received in connection with dispositions of real estate to third parties.

Cash Used in Financing Activities

•	Dividends paid on common and preferred stock. We paid dividends of $471 million and $445 million to our common and preferred stockholders during 2017 and 2016, respectively.

•	Noncontrolling interests contributions. In 2017, our partner in U.S. Logistics Venture (“USLV”) made contributions of $136 million for the pay down of secured mortgage debt.

•

Noncontrolling interests distributions. In 2017 and 2016, we distributed $100 million and $214 million to various noncontrolling interests, respectively. Distributions in 2017 and 2016 included $28 million and $137 million related to proceeds from dispositions of real estate, primarily to our partner in USLV. Included in these amounts in both 2017 and 2016 were $19 million of distributions to common limited partnership unitholders of Prologis, L.P.

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

•

Repurchase and payments of debt. During 2017, we made payments of $1.0 billion, primarily on our outstanding term loans. We also repurchased and extinguished senior notes and secured mortgage debt for a combined total of $954 million, which included extinguishment costs. During 2016, we made payments of $750 million on our outstanding term loans and $164 million on regularly scheduled debt principal payments and payments at maturity. We also repurchased and extinguished secured mortgage debt of $363 million, which included extinguishment costs.

•

Proceeds from issuance of debt. In 2017, we issued $1.3 billion of term loans, £500 million ($645 million) of senior notes and $148 million of secured mortgage debt and used the net proceeds to repurchase and extinguish senior notes and secured mortgage debt and for general corporate purposes. In 2016, we issued $299 million of term loans and $218 million of secured mortgage debt and used the net proceeds for general corporate purposes. See Note 5 to the Consolidated Financial Statements for more detail on debt.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures, at June 30, 2017, of $4.4 billion. These ventures had total third-party debt of $6.8 billion at June 30, 2017.

At June 30, 2017, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the ventures to refinance their maturing debt. There can be no assurance that the ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash dividend of $0.44 per common share in the first two quarters of 2017. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (the “Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At June 30, 2017, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We also exclude the gains on revaluation of equity investments upon acquisition of a controlling interest and the gain recognized from a partial sale of our investment, as these are similar to gains from the sales of previously depreciated properties. We exclude similar adjustments from our unconsolidated entities and the third parties’ share of our consolidated co-investment ventures.

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

We calculate our FFO measures, as defined below, based on our proportionate ownership share of both our unconsolidated and consolidated ventures. We reflect our share of our FFO measures for unconsolidated co-investment ventures by applying our average ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated ventures in which we do not own 100% of the equity by adjusting our FFO measures to remove the noncontrolling interests share of the applicable reconciling items based on our average ownership percentage for the applicable periods.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for six months ended June 30 as follows (in millions).

	2017	2016
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$470	$483

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	439	465
Gains on dispositions of investments in real estate properties, net	(113)	(238)
Reconciling items related to noncontrolling interests	(42)	(64)
Our share of reconciling items included in earnings from unconsolidated entities	60	79
NAREIT defined FFO	814	725

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses, net	36	24
Deferred income tax expense (benefit), net	2	(5)
Current income tax benefit on dispositions related to acquired tax assets	(1)	-
Reconciling items related to noncontrolling interests	-	1
Our share of reconciling items included in earnings from unconsolidated entities	(1)	-
FFO, as modified by Prologis	850	745

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(68)	(105)
Current income tax expense on dispositions	1	10
Acquisition expenses	-	2
Losses (gains) on early extinguishment of debt, net	31	(1)
Reconciling items related to noncontrolling interests	(1)	1
Our share of reconciling items included in earnings from unconsolidated entities	(5)	2
Core FFO	$808	$654

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at June 30, 2017. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability of investments and earnings from our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At June 30, 2017, we had net equity of approximately $984 million, or 4.8% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $98 million to our net equity.

At June 30, 2017, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $99 million to hedge a portion of our investments in Canada. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the Canadian dollar by 10% would result in a $10 million negative change in our cash flows on settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $550 million to mitigate risk associated with the translation of the projected financial results of our subsidiaries in Canada, Europe and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $55 million negative change in our net income and cash flows on settlement.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At June 30, 2017, we had $2.3 billion of variable rate debt outstanding, of which $2.0 billion was outstanding on our term loans and $327 million was outstanding on secured mortgage debt. At June 30, 2017, we had interest rate swap agreements to fix the interest rate on $287 million (CAD $372 million) of our Canadian term loan. During the six months ended June 30, 2017, we had weighted average daily outstanding borrowings of $56 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional annual interest expense of $2 million, which equates to a change in interest rates of 11 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2017. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

No changes in the internal controls over financial reporting during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2017. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At June 30, 2017, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2017, we issued an aggregate of 0.3 million shares of common stock of the Parent upon redemption of common units of the Operating Partnership. The shares of common stock were issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

Date: July 26, 2017

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12-b-32, are incorporated herein by reference.

4.1

Form of Eighth Supplemental Indenture among Prologis, Inc., Prologis, L.P., U.S. Bank National Association and Elavon Financial Services DAC, UK Branch (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 6, 2017).

4.2	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 6, 2017).

4.3	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 6, 2017).

10.1

Senior Term Loan Agreement dated as of May 4, 2017 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K on May 8, 2017).

10.2

First Amendment, dated as of May 4, 2017, to the Amended and Restated Global Senior Credit Agreement by and among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K on May 8, 2017).

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