Form 10-Q
period 2017-09-30
Prologis, Inc.; Prologis, L.P.
filed 2017-10-27
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 25, 2017, was approximately 532,082,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the Operating Partnership collectively.

The Parent is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. At September 30, 2017, the Parent owned an approximate 97.33% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.67% common limited partnership interests are owned by nonaffiliated investors and certain current and former directors and officers of the Parent. As the sole general partner of the Operating Partnership, the Parent has complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Investments in real estate properties	$25,977,157	$27,119,330
Less accumulated depreciation	3,977,667	3,758,372
Net investments in real estate properties	21,999,490	23,360,958
Investments in and advances to unconsolidated entities	5,371,758	4,230,429
Assets held for sale or contribution	321,905	322,139
Notes receivable backed by real estate	-	32,100
Net investments in real estate	27,693,153	27,945,626

Cash and cash equivalents	568,726	807,316
Other assets	1,392,271	1,496,990
Total assets	$29,654,150	$30,249,932

LIABILITIES AND EQUITY
Liabilities:
Debt	$9,721,065	$10,608,294
Accounts payable and accrued expenses	707,049	556,179
Other liabilities	666,780	627,319
Total liabilities	11,094,894	11,791,792

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share: $0.01 par value; 1,565 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2017, and December 31, 2016	78,235	78,235
Common stock: $0.01 par value; 532,081 shares and 528,671 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	5,321	5,287
Additional paid-in capital	19,350,643	19,455,039
Accumulated other comprehensive loss	(924,620)	(937,473)
Distributions in excess of net earnings	(2,965,828)	(3,610,007)
Total Prologis, Inc. stockholders’ equity	15,543,751	14,991,081
Noncontrolling interests	3,015,505	3,467,059
Total equity	18,559,256	18,458,140
Total liabilities and equity	$29,654,150	$30,249,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental	$416,427	$435,868	$1,304,271	$1,299,122
Rental recoveries	114,755	124,409	370,221	361,402
Strategic capital	68,042	142,581	305,741	247,119
Development management and other	3,650	1,707	17,979	5,377
Total revenues	602,874	704,565	1,998,212	1,913,020
Expenses:
Rental	128,735	140,514	429,185	427,820
Strategic capital	35,996	44,624	119,781	97,783
General and administrative	57,656	58,157	171,350	165,634
Depreciation and amortization	201,903	224,867	656,639	705,249
Other	3,093	3,779	8,608	12,364
Total expenses	427,383	471,941	1,385,563	1,408,850

Operating income	175,491	232,624	612,649	504,170

Other income (expense):
Earnings from unconsolidated entities, net	55,066	45,857	172,267	145,622
Interest expense	(64,190)	(75,310)	(212,456)	(232,577)
Interest and other income, net	4,816	2,932	9,493	7,051
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	779,053	117,296	959,384	461,963
Foreign currency and derivative losses, net	(18,872)	(1,730)	(46,327)	(26,277)
Gains (losses) on early extinguishment of debt, net	-	1,492	(30,596)	2,484
Total other income	755,873	90,537	851,765	358,266
Earnings before income taxes	931,364	323,161	1,464,414	862,436
Total income tax expense	17,947	15,919	42,328	36,598
Consolidated net earnings	913,417	307,242	1,422,086	825,838
Less net earnings attributable to noncontrolling interests	35,524	26,316	70,647	58,103
Net earnings attributable to controlling interests	877,893	280,926	1,351,439	767,735
Less preferred stock dividends	1,675	1,671	5,023	5,056
Net earnings attributable to common stockholders	$876,218	$279,255	$1,346,416	$762,679

Weighted average common shares outstanding – Basic	531,288	527,288	530,036	525,462
Weighted average common shares outstanding – Diluted	554,163	547,200	551,618	545,228

Net earnings per share attributable to common stockholders – Basic	$1.65	$0.53	$2.54	$1.45

Net earnings per share attributable to common stockholders – Diluted	$1.63	$0.52	$2.51	$1.44

Dividends per common share	$0.44	$0.42	$1.32	$1.26

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated net earnings	$913,417	$307,242	$1,422,086	$825,838
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	4,061	(48,232)	46,890	(69,832)
Unrealized gains (losses) on derivative contracts, net	6,091	4,696	15,457	(17,122)
Comprehensive income	923,569	263,706	1,484,433	738,884
Net earnings attributable to noncontrolling interests	(35,524)	(26,316)	(70,647)	(58,103)
Other comprehensive loss (income) attributable to noncontrolling interests	(576)	2,392	(49,494)	(10,840)
Comprehensive income attributable to common stockholders	$887,469	$239,782	$1,364,292	$669,941

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2017

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	Interests	Equity
Balance at January 1, 2017	$78,235	528,671	$5,287	$19,455,039	$(937,473)	$(3,610,007)	$3,467,059	$18,458,140
Consolidated net earnings	-	-	-	-	-	1,351,439	70,647	1,422,086
Effect of equity compensation plans	-	1,895	19	58,679	-	-	29,980	88,678
Capital contributions	-	-	-	-	-	-	150,076	150,076
Settlement of noncontrolling interests	-	-	-	(202,040)	-	-	(587,976)	(790,016)
Conversion of noncontrolling interests	-	1,515	15	47,711	-	-	(47,726)	-
Foreign currency translation gains (losses), net	-	-	-	-	(2,191)	-	49,081	46,890
Unrealized gains on derivative contracts, net	-	-	-	-	15,044	-	413	15,457
Reallocation of equity	-	-	-	(8,712)	-	-	8,712	-
Distributions and other	-	-	-	(34)	-	(707,260)	(124,761)	(832,055)
Balance at September 30, 2017	$78,235	532,081	$5,321	$19,350,643	$(924,620)	$(2,965,828)	$3,015,505	$18,559,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Consolidated net earnings	$1,422,086	$825,838
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(66,234)	(74,664)
Equity-based compensation awards	58,091	43,658
Depreciation and amortization	656,639	705,249
Earnings from unconsolidated entities, net	(172,267)	(145,622)
Distributions from unconsolidated entities	231,441	210,439
Net increase in operating receivables from unconsolidated entities	(19,530)	(56,992)
Amortization of debt premiums, net of debt issuance costs	(1,585)	(13,047)
Gains on dispositions of investments in real estate, net	(959,384)	(461,963)
Unrealized foreign currency and derivative losses, net	55,646	21,266
Losses (gains) on early extinguishment of debt, net	30,596	(2,484)
Deferred income tax benefit	(197)	(1,737)
Decrease (increase) in accounts receivable and other assets	76,170	(48,231)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	48,841	(4,699)
Net cash provided by operating activities	1,360,313	997,011
Investing activities:
Real estate development	(1,095,623)	(1,225,613)
Real estate acquisitions	(295,178)	(280,797)
Tenant improvements and lease commissions on previously leased space	(112,442)	(125,041)
Nondevelopment capital expenditures	(68,698)	(66,298)
Proceeds from dispositions and contributions of real estate properties	2,354,547	1,859,317
Investments in and advances to unconsolidated entities	(244,301)	(228,588)
Acquisition of a controlling interest in an unconsolidated venture, net of cash received	(374,605)	-
Return of investment from unconsolidated entities	143,604	579,134
Proceeds from repayment of notes receivable backed by real estate	32,100	201,250
Proceeds from the settlement of net investment hedges	7,541	16,768
Payments on the settlement of net investment hedges	(5,058)	-
Net cash provided by investing activities	341,887	730,132
Financing activities:
Proceeds from issuance of common stock	30,684	38,101
Dividends paid on common and preferred stock	(707,260)	(669,384)
Noncontrolling interests contributions	135,857	1,026
Noncontrolling interests distributions	(132,004)	(301,268)
Purchase of noncontrolling interests	(790,016)	(2,979)
Tax paid for shares withheld	(19,626)	(7,862)
Debt and equity issuance costs paid	(7,020)	(19,265)
Net payments on credit facilities	(33,745)	(3,545)
Repurchase and payments of debt	(2,728,198)	(1,675,818)
Proceeds from issuance of debt	2,294,041	1,012,331
Net cash used in financing activities	(1,957,287)	(1,628,663)

Effect of foreign currency exchange rate changes on cash	16,497	12,560
Net increase (decrease) in cash and cash equivalents	(238,590)	111,040
Cash and cash equivalents, beginning of period	807,316	264,080
Cash and cash equivalents, end of period	$568,726	$375,120

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Investments in real estate properties	$25,977,157	$27,119,330
Less accumulated depreciation	3,977,667	3,758,372
Net investments in real estate properties	21,999,490	23,360,958
Investments in and advances to unconsolidated entities	5,371,758	4,230,429
Assets held for sale or contribution	321,905	322,139
Notes receivable backed by real estate	-	32,100
Net investments in real estate	27,693,153	27,945,626

Cash and cash equivalents	568,726	807,316
Other assets	1,392,271	1,496,990
Total assets	$29,654,150	$30,249,932

LIABILITIES AND CAPITAL
Liabilities:
Debt	$9,721,065	$10,608,294
Accounts payable and accrued expenses	707,049	556,179
Other liabilities	666,780	627,319
Total liabilities	11,094,894	11,791,792

Capital:
Partners’ capital:
General partner – preferred	78,235	78,235
General partner – common	15,465,516	14,912,846
Limited partners – common	174,354	150,173
Limited partners – Class A common	249,607	244,417
Total partners’ capital	15,967,712	15,385,671
Noncontrolling interests	2,591,544	3,072,469
Total capital	18,559,256	18,458,140
Total liabilities and capital	$29,654,150	$30,249,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental	$416,427	$435,868	$1,304,271	$1,299,122
Rental recoveries	114,755	124,409	370,221	361,402
Strategic capital	68,042	142,581	305,741	247,119
Development management and other	3,650	1,707	17,979	5,377
Total revenues	602,874	704,565	1,998,212	1,913,020
Expenses:
Rental	128,735	140,514	429,185	427,820
Strategic capital	35,996	44,624	119,781	97,783
General and administrative	57,656	58,157	171,350	165,634
Depreciation and amortization	201,903	224,867	656,639	705,249
Other	3,093	3,779	8,608	12,364
Total expenses	427,383	471,941	1,385,563	1,408,850

Operating income	175,491	232,624	612,649	504,170

Other income (expense):
Earnings from unconsolidated entities, net	55,066	45,857	172,267	145,622
Interest expense	(64,190)	(75,310)	(212,456)	(232,577)
Interest and other income, net	4,816	2,932	9,493	7,051
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	779,053	117,296	959,384	461,963
Foreign currency and derivative losses, net	(18,872)	(1,730)	(46,327)	(26,277)
Gains (losses) on early extinguishment of debt, net	-	1,492	(30,596)	2,484
Total other income	755,873	90,537	851,765	358,266
Earnings before income taxes	931,364	323,161	1,464,414	862,436
Total income tax expense	17,947	15,919	42,328	36,598
Consolidated net earnings	913,417	307,242	1,422,086	825,838
Less net earnings attributable to noncontrolling interests	11,411	18,628	33,534	35,865
Net earnings attributable to controlling interests	902,006	288,614	1,388,552	789,973
Less preferred unit distributions	1,675	1,671	5,023	5,056
Net earnings attributable to common unitholders	$900,331	$286,943	$1,383,529	$784,917

Weighted average common units outstanding – Basic	537,257	532,934	536,021	531,985
Weighted average common units outstanding – Diluted	554,163	547,200	551,618	545,228

Net earnings per unit attributable to common unitholders – Basic	$1.65	$0.53	$2.54	$1.45

Net earnings per unit attributable to common unitholders – Diluted	$1.63	$0.52	$2.51	$1.44

Distributions per common unit	$0.44	$0.42	$1.32	$1.26

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated net earnings	$913,417	$307,242	$1,422,086	$825,838
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	4,061	(48,232)	46,890	(69,832)
Unrealized gains (losses) on derivative contracts, net	6,091	4,696	15,457	(17,122)
Comprehensive income	923,569	263,706	1,484,433	738,884
Net earnings attributable to noncontrolling interests	(11,411)	(18,628)	(33,534)	(35,865)
Other comprehensive loss (income) attributable to noncontrolling interests	(313)	1,406	(49,141)	(13,438)
Comprehensive income attributable to common unitholders	$911,845	$246,484	$1,401,758	$689,581

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Nine Months Ended September 30, 2017

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2017	1,565	$78,235	528,671	$14,912,846	5,323	$150,173	8,894	$244,417	$3,072,469	$18,458,140
Consolidated net earnings	-	-	-	1,351,439	-	15,202	-	21,911	33,534	1,422,086
Effect of equity compensation plans	-	-	1,895	58,698	1,353	29,980	-	-	-	88,678
Capital contributions	-	-	-	-	-	-	-	-	150,076	150,076
Settlement of noncontrolling interests	-	-	-	(202,040)	-	-	-	-	(587,976)	(790,016)
Conversion of limited partners units	-	-	1,515	47,726	(677)	(18,753)	-	-	(28,973)	-
Foreign currency translation gains (losses), net	-	-	-	(2,191)	-	(25)	-	(35)	49,141	46,890
Unrealized gains on derivative contracts, net	-	-	-	15,044	-	170	-	243	-	15,457
Reallocation of capital	-	-	-	(8,712)	-	8,386	-	326	-	-
Distributions and other	-	-	-	(707,294)	-	(10,779)	-	(17,255)	(96,727)	(832,055)
Balance at September 30, 2017	1,565	$78,235	532,081	$15,465,516	5,999	$174,354	8,894	$249,607	$2,591,544	$18,559,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Consolidated net earnings	$1,422,086	$825,838
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(66,234)	(74,664)
Equity-based compensation awards	58,091	43,658
Depreciation and amortization	656,639	705,249
Earnings from unconsolidated entities, net	(172,267)	(145,622)
Distributions from unconsolidated entities	231,441	210,439
Net increase in operating receivables from unconsolidated entities	(19,530)	(56,992)
Amortization of debt premiums, net of debt issuance costs	(1,585)	(13,047)
Gains on dispositions of investments in real estate, net	(959,384)	(461,963)
Unrealized foreign currency and derivative losses, net	55,646	21,266
Losses (gains) on early extinguishment of debt, net	30,596	(2,484)
Deferred income tax benefit	(197)	(1,737)
Decrease (increase) in accounts receivable and other assets	76,170	(48,231)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	48,841	(4,699)
Net cash provided by operating activities	1,360,313	997,011
Investing activities:
Real estate development	(1,095,623)	(1,225,613)
Real estate acquisitions	(295,178)	(280,797)
Tenant improvements and lease commissions on previously leased space	(112,442)	(125,041)
Nondevelopment capital expenditures	(68,698)	(66,298)
Proceeds from dispositions and contributions of real estate properties	2,354,547	1,859,317
Investments in and advances to unconsolidated entities	(244,301)	(228,588)
Acquisition of a controlling interest in an unconsolidated venture, net of cash received	(374,605)	-
Return of investment from unconsolidated entities	143,604	579,134
Proceeds from repayment of notes receivable backed by real estate	32,100	201,250
Proceeds from the settlement of net investment hedges	7,541	16,768
Payments on the settlement of net investment hedges	(5,058)	-
Net cash provided by investing activities	341,887	730,132
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	30,684	38,101
Distributions paid on common and preferred units	(735,294)	(698,647)
Noncontrolling interests contributions	135,857	1,026
Noncontrolling interests distributions	(103,970)	(272,856)
Purchase of noncontrolling interests	(790,016)	(2,128)
Tax paid for shares withheld	(19,626)	(7,862)
Debt and capital issuance costs paid	(7,020)	(19,265)
Net payments on credit facilities	(33,745)	(3,545)
Repurchase and payments of debt	(2,728,198)	(1,675,818)
Proceeds from issuance of debt	2,294,041	1,012,331
Net cash used in financing activities	(1,957,287)	(1,628,663)

Effect of foreign currency exchange rate changes on cash	16,497	12,560
Net increase (decrease) in cash and cash equivalents	(238,590)	111,040
Cash and cash equivalents, beginning of period	807,316	264,080
Cash and cash equivalents, end of period	$568,726	$375,120

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

For each share of common stock or preferred stock the Parent issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2017, the Parent owned an approximate 97.33% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 2.67% common limited partnership interests, which include 8.9 million Class A common limited partnership units (“Class A Units”) in the Operating Partnership, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the Operating Partnership is determined based on the number of Operating Partnership units held, including the number of Operating Partnership units into which Class A Units are convertible, compared to total Operating Partnership units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the Operating Partnership to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statement of Equity and Reallocation of Capital in the Consolidated Statement of Capital.

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

New Accounting Pronouncements.

New Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that clarifies the definition of a business. The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect most of our real estate property acquisitions to qualify as asset acquisitions under the standard that permits the capitalization of acquisition costs to the basis of the acquired real estate property. We adopted this standard on January 1, 2017, on a prospective basis, and the adoption did not have a significant impact on the Consolidated Financial Statements.

New Accounting Standards Issued but not yet Adopted

Revenue Recognition. In May 2014, the FASB issued an accounting standard update that requires companies to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. We evaluated each of our revenue streams and their related accounting policies under the standard. Rental revenues and recoveries earned from leasing our operating properties will be assessed with the adoption of the lease accounting standard update discussed below. Our evaluation under the revenue recognition standard also includes recurring fees and promotes earned from our co-investment ventures as well as sales to third parties and contributions of properties to unconsolidated co-investment ventures. While we do not expect changes in the recognition of recurring fees earned, we may begin recognizing promote fees earlier in the incentive period to the extent it is probable that a revenue reversal will not occur in a future period.

For dispositions of real estate to third parties, we do not expect the standard to impact the recognition of the sale. In February 2017, the FASB issued an additional accounting standard update that provides the accounting treatment for gains and losses from the derecognition of non-financial assets, including the accounting for partial sales of real estate properties. Upon adoption of the standard, we will recognize, on a prospective basis, the entire gain attributed to contributions or sales of real estate properties to unconsolidated co-investment ventures rather than the third-party share we recognize today. For deferred gains from existing partial sales recorded prior to the adoption of the standard, we will continue to recognize these gains into earnings over the lives of the underlying real estate properties. Both the revenue recognition and derecognition of non-financial assets standards are effective for us on January 1, 2018. In addition to the recognition changes discussed above, expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to these standards. We expect to adopt the standards on a modified retrospective basis.

Leases. In February 2016, the FASB issued an accounting standard update that provides the principles for the recognition, measurement, presentation and disclosure of leases.

•

As a lessor. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. This standard may also impact the timing, recognition, presentation and disclosures related to our rental recoveries from tenants earned from leasing our operating properties, although we do not expect a significant impact.

•

As a lessee. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. We are a lessee of ground leases and office space leases. At December 31, 2016, we had approximately 90 ground and office space leases that will require us to measure and record a right-of-use asset and a lease liability upon adoption of the standard. We are in the process of calculating and estimating the initial right-of-use assets and lease liabilities that will be recorded upon adoption. There have been no significant changes to our ground and office space leases since December 31, 2016.

The standard is effective for us on January 1, 2019. We are assessing the practical expedients available for implementation under the standard. If the practical expedients are elected, we would not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard will also require new disclosures within the accompanying notes to the Consolidated Financial Statements. We will continue to assess the method of adoption and the overall impact the adoption will have on the Consolidated Financial Statements.

Derivatives and Hedging. In August 2017, the FASB issued an accounting standard update that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Operating properties
Buildings and improvements	298,240	331,210	1,566	1,776	$16,829,500	$17,905,914
Improved land					5,826,773	6,037,543
Development portfolio, including land costs:
Prestabilized	7,394	8,256	24	29	441,235	798,233
Properties under development	22,189	19,539	55	60	1,059,764	633,849
Land (1)					1,313,268	1,218,904
Other real estate investments (2)					506,617	524,887
Total investments in real estate properties					25,977,157	27,119,330
Less accumulated depreciation					3,977,667	3,758,372
Net investments in real estate properties					$21,999,490	$23,360,958

(1)	Included in our investments in real estate at September 30, 2017, and December 31, 2016, were 5,871 and 5,892 acres of land, respectively.

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

Acquisitions

The following table summarizes our real estate acquisition activity for the three and nine months ended September 30 (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisitions of operating properties from third parties and a controlling interest in an unconsolidated venture
Number of operating properties	12	1	14	7
Square feet	6,328	42	6,478	931
Acquisition value of net investments in real estate properties (1)	$703,686	$16,795	$744,581	$86,840

(1)

In August 2017, we acquired our partner’s interest in certain joint ventures in Brazil for an aggregate price of R$1.2 billion ($381.7 million). As a result of this transaction, we began consolidating total real estate that included the operating properties above, two prestabilized properties and 531.4 acres of undeveloped land. We accounted for the acquisition as a business combination and the results of operations for these real estate properties were not significant in 2017. The current allocation of the purchase price is preliminary and the valuation of the real estate properties and other assets acquired is still being finalized.

Dispositions

The following table summarizes our real estate disposition activity for the three and nine months ended September 30 (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contributions to unconsolidated co-investment ventures (1)
Number of properties	201	11	211	21
Square feet	41,776	2,657	45,420	6,676
Net proceeds (2)	$2,356,322	$185,811	$2,869,428	$649,511
Gains on contributions, net (2)	$647,647	$29,197	$773,715	$132,787
Dispositions to third parties
Number of properties	7	48	45	147
Square feet	2,179	5,041	8,217	15,606
Net proceeds (2) (3)	$155,227	$410,602	$614,906	$1,300,209
Gains on dispositions, net (2) (3)	$50,259	$88,099	$104,522	$242,561

Total gains on contributions and dispositions, net	$697,906	$117,296	$878,237	$375,348
Gains on revaluation of equity investments upon acquisition of a controlling interest and redemption of investment in co-investment ventures	81,147	-	81,147	86,615
Total gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	$779,053	$117,296	$959,384	$461,963

(1)

In July 2017, we contributed 190 operating properties totaling 37.1 million square feet owned by Prologis North American Industrial Fund (“NAIF”), which was wholly-owned beginning March 2017, to Prologis Targeted U.S. Logistics Fund (“USLF”), our unconsolidated co-investment venture, for an aggregate price of $2.8 billion. We received cash proceeds and additional units, which increased our ownership interest in USLF to 27.1% and USLF assumed $956.0 million of secured debt.

(2)	Also includes the contribution and disposition of land parcels.

(3)	Also includes the sale of our investment in Europe Logistics Venture 1 (“ELV”) in January 2017. See Note 3 for more information on this transaction.

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

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	September 30,	December 31,
	2017	2016
Unconsolidated co-investment ventures	$5,118,553	$4,057,524
Other ventures	253,205	172,905
Totals	$5,371,758	$4,230,429

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

The following table summarizes the amounts we recognized in the Consolidated Statements of Income related to the unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Strategic capital revenues from unconsolidated co-investment ventures, net:
U.S.	$16,841	$9,565	$158,064	$27,739
Other Americas	6,216	5,806	22,131	16,885
Europe	26,323	113,489	78,450	161,257
Asia	18,271	13,174	44,990	39,429
Total	$67,651	$142,034	$303,635	$245,310

Earnings from unconsolidated co-investment ventures, net:
U.S.	$18,307	$1,763	$25,216	$9,140
Other Americas	6,570	8,077	22,073	20,885
Europe	23,848	29,802	89,622	90,395
Asia	5,050	4,905	23,489	12,253
Total	$53,775	$44,547	$160,400	$132,673

The following table summarizes the promotes earned and recognized in Strategic Capital Revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total promote (1)	$-	$99,766	$150,898	$99,766
Less: Prologis' share	-	11,222	23,806	11,222
Net promote recognized (third-party share) in strategic capital revenues	$-	$88,544	$127,092	$88,544

(1)

We earned promotes from ELV, FIBRA Prologis and USLF in 2017 and Prologis European Properties Fund II and Prologis Targeted Europe Logistics Fund (“PTELF”) in 2016. Promotes are based on the venture’s cumulative returns to investors over a certain time-period, generally three years.

The following tables summarize the operating information and financial position of our unconsolidated co-investment ventures (not our proportionate share), as presented at our adjusted basis derived from the ventures’ U.S. GAAP information:

	September 30,	December 31,	September 30,
(dollars and square feet in millions)	2017	2016	2016
U.S. (1):
Number of ventures	1	1	1
Number of operating properties owned	552	369	366
Square feet	88	50	49
Total assets	$7,311	$4,238	$4,167
Third-party debt	$2,270	$1,414	$1,421
Total liabilities	$2,473	$1,540	$1,509
Our investment balance (2) (3)	$1,393	$435	$514
Our weighted average ownership (3) (4)	27.1%	14.9%	17.8%
Other Americas (5):
Number of ventures	1	2	2
Number of operating properties owned	203	213	209
Square feet	37	42	41
Total assets	$2,107	$2,793	$2,679
Third-party debt	$727	$739	$671
Total liabilities	$761	$814	$754
Our investment balance (2)	$564	$845	$851
Our weighted average ownership (4)	42.9%	43.9%	43.7%
Europe (6) (7):
Number of ventures	4	4	4
Number of operating properties owned	709	700	694
Square feet	167	163	160
Total assets	$12,767	$10,853	$11,291
Third-party debt	$2,742	$2,446	$2,628
Total liabilities	$3,748	$3,283	$3,620
Our investment balance (2) (3)	$2,649	$2,327	$2,565
Our weighted average ownership (3) (4)	33.2%	35.1%	36.3%
Asia:
Number of ventures	2	2	2
Number of operating properties owned	93	85	79
Square feet	40	36	34
Total assets	$5,907	$5,173	$5,439
Third-party debt	$2,186	$1,947	$2,004
Total liabilities	$2,504	$2,239	$2,313
Our investment balance (2)	$513	$451	$493
Our weighted average ownership (4)	15.1%	15.1%	15.0%
Total:
Number of ventures	8	9	9
Number of operating properties owned	1,557	1,367	1,348
Square feet	332	291	284
Total assets	$28,092	$23,057	$23,576
Third-party debt	$7,925	$6,546	$6,724
Total liabilities	$9,486	$7,876	$8,196
Our investment balance (2)	$5,119	$4,058	$4,423
Our weighted average ownership (4)	28.7%	27.9%	28.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenues:
U.S.	$160	$100	$369	$296
Other Americas	60	63	190	179
Europe	266	232	758	724
Asia	95	91	272	253
Total revenues	$581	$486	$1,589	$1,452

Net earnings:
U.S.	$64	$11	$115	$47
Other Americas	19	20	58	53
Europe	63	77	229	218
Asia	30	30	147	74
Total net earnings	$176	$138	$549	$392

(1)

In July 2017, we contributed operating properties to USLF. We received cash proceeds and additional units, which increased our ownership interest in USLF to 27.1%. See Note 2 for more information on this transaction.

(2)

The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2017, and December 31, 2016, results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a real estate property to a venture ($667.7 million and $469.9 million, respectively); (ii) recording additional costs associated with our investment in a venture ($106.3 million and $124.1 million, respectively); and (iii) advances to a venture ($195.2 million and $166.1 million, respectively).

(3)

In April 2016, we redeemed a portion of our investment in PTELF and USLF for €185.0 million ($210.6 million) and $200.0 million, respectively. The amounts received for the redemptions were included in Return of Investment from Unconsolidated Entities in the Consolidated Financial Statements of Cash Flows.

(4)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(5)

In August 2017, we acquired our partner’s interest in certain joint ventures in Brazil. See Note 2 for more information on this acquisition. Included in the Other Americas’ balances are nine properties aggregating 2.8 million square feet associated with the remaining Brazil joint ventures.

(6)	In January 2017, we sold our investment in ELV to our fund partner for $84.3 million and ELV contributed its properties to PTELF in exchange for equity interests.

(7)

In February 2017, we formed the Prologis UK Logistics Venture (“UKLV”), an unconsolidated co-investment venture in which we have a 15.0% ownership interest. UKLV will acquire land, develop buildings and operate and hold logistics real estate assets in the United Kingdom. Upon formation, we, along with our venture partner, committed £380.0 million ($508.9 million at September 30, 2017), of which our share is £57.0 million ($76.0 million at September 30, 2017). During the nine months ended September 30, 2017, we contributed 1.4 million square feet of stabilized properties, 0.6 million square feet of properties under development and 144.8 acres of land for an aggregate price of £269.5 million ($336.4 million). We expect to continue to contribute properties and land into UKLV.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at September 30, 2017 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$195	$195	2019
Prologis Targeted Europe Logistics Fund (1)	-	623	623	2018 – 2019
Prologis United Kingdom Logistics Venture (2)	37	207	244	2021
Prologis China Logistics Venture	294	1,665	1,959	2020 – 2024
Totals	$331	$2,690	$3,021

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.18 U.S. dollars to the euro.

(2)	Equity commitments are denominated in British pounds sterling and reported in U.S. dollars based on an exchange rate of $1.34 U.S. dollars to the British pound sterling.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2017, and December 31, 2016. These real estate properties are expected to be sold to third parties or contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30,	December 31,
	2017	2016
Number of operating properties	26	13
Square feet	4,952	4,167
Total assets held for sale or contribution	$321,905	$322,139
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$7,389	$4,984

NOTE 5. DEBT

All debt is incurred by the Operating Partnership. The Parent does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership.

The following table summarizes our debt (dollars in thousands):

	September 30, 2017		December 31, 2016
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	-	$-	1.0%	$35,023
Senior notes	3.1%	6,874,108	3.3%	6,417,492
Term loans	1.5%	1,620,688	1.4%	1,484,523
Unsecured other	6.1%	13,994	6.1%	14,478
Secured mortgages	5.7%	812,371	4.9%	979,585
Secured mortgages of consolidated entities (3)	2.8%	399,904	3.0%	1,677,193
Totals	3.0%	$9,721,065	3.2%	$10,608,294

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding.

(2)

Included in the outstanding balances are borrowings denominated in non-U.S. dollars, principally: euro ($3.7 billion), Japanese yen ($1.3 billion), British pounds sterling ($0.7 billion) and Canadian dollars ($0.5 billion).

(3)

In March 2017 we acquired all of our partner’s interest in NAIF, which resulted in $956.0 million of secured mortgage debt to become wholly-owned and reported as secured mortgages, as discussed in Note 6. In July 2017, USLF assumed these secured mortgages in conjunction with our contribution of the associated real estate properties, as discussed in Note 2.

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

We also have a Japanese yen revolver (the “Revolver”). In February 2017, we renewed and amended the Revolver to increase our availability from ¥45.0 billion to ¥50.0 billion ($444.4 million at September 30, 2017). We have the ability to increase the Revolver to ¥65.0 billion ($577.8 million at September 30, 2017), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the Operating

Partnership. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at September 30, 2017 (in millions):

Aggregate lender commitments	$3,476
Less:
Borrowings outstanding	-
Outstanding letters of credit	38
Current availability	$3,438

Senior Notes

In June 2017, we issued £500.0 million ($645.3 million) of senior notes bearing an interest rate of 2.25%, maturing in June 2029, at 99.94% of par value for an all-in-rate of 2.30%. Following the issuance, we paid cash of $652.0 million to redeem $618.3 million of previously issued senior notes before the maturity date in an effort to reduce our borrowing costs and extend our debt maturities. In 2017, we recognized a loss in Gains (Losses) on Early Extinguishment of Debt, Net of $30.6 million, primarily from this transaction, for the difference between the recorded debt (including premiums and discounts and related debt issuance costs) and the consideration we paid to retire the debt, including fees.

Term Loans

In March 2017, we entered into an unsecured senior term loan agreement (the “2017 Yen Term Loan”) under which we can draw in Japanese yen, of which ¥7.2 billion ($64.0 million at September 30, 2017) matures in March 2027 and bears an interest rate of 0.92% and ¥4.8 billion ($42.7 million at September 30, 2017) matures in March 2028 and bears an interest rate of 1.01%. In the first quarter of 2017, we borrowed ¥12.0 billion ($107.3 million), causing the 2017 Yen Term Loan to be fully drawn at September 30, 2017.

In May 2017, we renewed and amended our existing senior term loan agreement (the “2017 Term Loan,” formerly the “Euro Term Loan”) under which loans can be obtained in British pounds sterling, euro, Japanese yen and U.S. dollars in an aggregate amount not to exceed $500.0 million. We may increase the borrowings up to $1.0 billion, subject to obtaining additional lender commitments. We may also pay down and reborrow under this term loan. The 2017 Term Loan bears an interest rate of LIBOR plus 0.90% and is scheduled to mature in May 2020; however, we may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and the payment of an extension fee. In the second quarter of 2017, we borrowed $500.0 million. In the third quarter of 2017, we repaid this balance and subsequently borrowed $160.0 million, which remained outstanding at September 30, 2017.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2017 and for each of the years in the period ending December 31, 2026, and thereafter were as follows at September 30, 2017 (in thousands):

	Unsecured
	Senior	Term Loans	Secured
Maturity	Notes	and Other	Mortgage Debt	Total
2017 (1)	$-	$453	$3,180	$3,633
2018 (1)	175,000	934	404,668	580,602
2019	-	1,013	446,324	447,337
2020 (2)	910,437	161,077	12,401	1,083,915
2021	1,326,420	910	14,804	1,342,134
2022	826,420	445,170	10,815	1,282,405
2023	850,000	921,982	33,866	1,805,848
2024	826,420	874	133,551	960,845
2025	750,000	950	145,671	896,621
2026	590,300	591	1,232	592,123
Thereafter	669,441	112,320	1,169	782,930
Subtotal	6,924,438	1,646,274	1,207,681	9,778,393
Premiums (discounts), net	(22,100)	-	8,554	(13,546)
Debt issuance costs, net	(28,230)	(11,592)	(3,960)	(43,782)
Totals	$6,874,108	$1,634,682	$1,212,275	$9,721,065

(1)

We expect to repay the amounts maturing in 2017 and 2018 with cash generated from operations, proceeds from the dispositions of real estate properties or, as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2020 maturities is the 2017 Term Loan that can be extended until 2022, as discussed above.

Debt Covenants

We have $6.9 billion of senior notes and $1.6 billion of term loans outstanding at September 30, 2017, under three separate indentures, as supplemented, which are subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At September 30, 2017, we were in compliance with all financial covenants.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and liabilities at September 30, 2017, and December 31, 2016 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2017	2016	2017	2016	2017	2016	2017	2016
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,512,472	$2,424,800	$6,105,053	$6,201,278	$515,962	$797,593
Prologis North American Industrial Fund (1)	N/A	66.1%	-	486,648	-	2,479,072	-	1,038,708
Prologis Brazil Logistics Partners Fund I (2)	N/A	50.0%	-	61,836	-	131,581	-	720
Other consolidated entities (3)	various	various	79,072	99,185	845,660	866,821	30,396	34,073
Prologis, L.P. noncontrolling interests			2,591,544	3,072,469	6,950,713	9,678,752	546,358	1,871,094
Limited partners in Prologis, L.P. (4) (5)			423,961	394,590	-	-	-	-
Prologis, Inc. noncontrolling interests			$3,015,505	$3,467,059	$6,950,713	$9,678,752	$546,358	$1,871,094

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

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. At September 30, 2017, and December 31, 2016, limited partnership units were redeemable for cash or, at our option, 1.0 million and 1.8 million shares of the Parent’s common stock. During the first nine months of 2017, limited partnership units were redeemed for 0.8 million shares of the Parent’s common stock.

(4)

We had 8.9 million Class A Units that were convertible into 8.6 million and 8.7 million common limited partnership units of the Operating Partnership at September 30, 2017 and December 31, 2016, respectively.

(5)

At September 30, 2017, and December 31, 2016, excluding the Class A Units, there were common limited partnership units in the Operating Partnership outstanding that were redeemable for cash or, at our option, 4.1 million shares and 4.6 million shares of the Parent’s common stock with a fair value of $262.2 million and $241.8 million, respectively, based on the closing stock price of the Parent’s common stock. In 2017, unitholders redeemed 0.7 million common limited partnership units for an equal number of shares of the Parent’s common stock with a value of $18.8 million. At September 30, 2017, and December 31, 2016, there were 3.7 million and 2.2 million LTIP Units (as defined in Note 7) outstanding, respectively, associated with our long-term compensation plan that are convertible into common units of the Operating Partnership after they vest and other applicable conditions are met.

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

Prologis Promote Plan (“PPP”)

The following table details the equity awards granted under the PPP for the nine months ended September 30 (in thousands):

	2017	2016
RSUs granted	88	53
Grant date fair value of RSUs granted	$4,800	$2,300
LTIP Units granted	203	114
Grant date fair value of LTIP Units granted	$11,100	$4,900

Prologis Outperformance Plan Operating Partnership Long-Term Incentive Plan Units (“POP LTIP Units”)

The following table summarizes the activity for the unvested POP LTIP Units for the nine months ended September 30, 2017 (units in thousands):

Number of Unvested
POP LTIP Units
Balance at January 1, 2017	3,490
Granted	38
Vested POP LTIP Units (1)	(698)
Forfeited	(576)
Balance at September 30, 2017	2,254

(1)

Vested units were based on the POP performance criteria being met for the 2014 – 2016 performance period and represented the earned award amount. Vested units are included in LTIP Units in the table below. Any excess outstanding unvested POP LTIP Units for the 2014 – 2016 performance period were forfeited to the extent not earned.

Operating Partnership Long-Term Incentive Plan Units (“LTIP Units”)

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2017 (units in thousands):

	Number of	Weighted Average	Number of
	LTIP Units	Grant-Date Fair Value	LTIP Units Vested
Balance at January 1, 2017	2,219	$40.81	743
Granted	1,032
Vested POP LTIP Units	698
Conversion to common limited partnership units	(234)
Balance at September 30, 2017	3,715	$45.54	1,868

Restricted Stock Units (“RSUs”)

The following table summarizes the activity for RSUs for the nine months ended September 30, 2017 (units in thousands):

	Number of	Weighted Average	Number of
	RSUs	Grant-Date Fair Value	RSUs Vested
Balance at January 1, 2017	1,617	$40.58	125
Granted	757
Vested and distributed	(802)
Forfeited	(63)
Balance at September 30, 2017	1,509	$45.35	106

Stock Options

We have 0.8 million stock options outstanding and exercisable at September 30, 2017, with a weighted average exercise price of $30.81. The aggregate intrinsic value of exercised options was $24.4 million and $43.9 million for the nine months ended September 30, 2017, and 2016, respectively. No stock options were granted in 2017 or 2016.

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

The computation of our basic and diluted earnings per share and unit (in thousands, except per share and unit amounts) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2017	2016	2017	2016
Net earnings attributable to common stockholders – Basic	$876,218	$279,255	$1,346,416	$762,679
Net earnings attributable to redeemable limited partnership unitholders (1)	24,362	7,713	38,127	24,479
Adjusted net earnings attributable to common stockholders – Diluted	$900,580	$286,968	$1,384,543	$787,158

Weighted average common shares outstanding – Basic	531,288	527,288	530,036	525,462
Incremental weighted average effect on redemption of limited partnership units (1)	15,641	14,568	16,150	17,156
Incremental weighted average effect of equity awards	7,234	5,344	5,432	2,610
Weighted average common shares outstanding – Diluted (2)	554,163	547,200	551,618	545,228

Net earnings per share attributable to common stockholders:
Basic	$1.65	$0.53	$2.54	$1.45
Diluted	$1.63	$0.52	$2.51	$1.44

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2017	2016	2017	2016
Net earnings attributable to common unitholders	$900,331	$286,943	$1,383,529	$784,917
Net earnings attributable to Class A common unitholders	(14,233)	(4,641)	(21,911)	(12,769)
Net earnings attributable to common unitholders – Basic	886,098	282,302	1,361,618	772,148
Net earnings attributable to Class A common unitholders	14,233	4,641	21,911	12,769
Net earnings attributable to limited partnership unitholders	249	25	1,014	2,241
Adjusted net earnings attributable to common unitholders – Diluted	$900,580	$286,968	$1,384,543	$787,158

Weighted average common partnership units outstanding – Basic	537,257	532,934	536,021	531,985
Incremental weighted average effect on conversion of Class A Units	8,588	8,753	8,625	8,798
Incremental weighted average effect on redemption of limited partnership units into common stock of Prologis, Inc.	1,084	169	1,540	1,835
Incremental weighted average effect of equity awards of Prologis, Inc.	7,234	5,344	5,432	2,610
Weighted average common partnership units outstanding – Diluted (2)	554,163	547,200	551,618	545,228

Net earnings per unit attributable to common unitholders:
Basic	$1.65	$0.53	$2.54	$1.45
Diluted	$1.63	$0.52	$2.51	$1.44

(1)

Earnings allocated to the redeemable Operating Partnership units not held by the Parent has been included in the numerator and redeemable Operating Partnership units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total weighted average potentially dilutive limited partnership units	9,672	10,587	10,166	10,633
Total potentially dilutive stock awards	9,934	9,220	9,038	7,783
Total Prologis, L.P.	19,606	19,807	19,204	18,416
Limited partners in Prologis, L.P.	5,969	5,646	5,984	6,523
Total Prologis, Inc.	25,575	25,453	25,188	24,939

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

The following table presents the fair value and classification of our derivative instruments (in thousands):

	September 30, 2017		December 31, 2016
	Asset	Liability	Asset	Liability
Net investment hedges
British pound sterling denominated	$-	$-	$7,439	$-
Canadian dollar denominated	-	7,683	1,245	-

Forwards and options (1)
British pound sterling denominated	4,932	7,158	16,985	-
Canadian dollar denominated	-	1,709	831	197
Euro denominated	-	12,144	10,933	-
Japanese yen denominated	6,671	1,100	9,246	1,071

Interest rate hedges	8,707	-	435	-

Total fair value of derivatives	$20,310	$29,794	$47,114	$1,268

(1)

As discussed below, these foreign currency options are not designated as hedges. We recognized unrealized losses of $12.3 million and $44.8 million for the three and nine months ended September 30, 2017, respectively, from the change in value of our outstanding foreign currency options within Foreign Currency and Derivative Losses, Net in the Consolidated Statements of Income. We recognized unrealized gains of $3.1 million and losses of $10.4 million for the three and nine months ended September 30, 2016, respectively, from the change in value of our outstanding foreign currency options.

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

The following tables summarize the activity in our foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

2017
	Foreign Currency Contracts
Local Currency	Net Investment Hedges		Forwards and Options
	CAD	GBP	CAD	EUR	GBP	JPY
Notional amounts at January 1	$133	£31	$50	€174	£48	¥15,500
New contracts	133	100	24	56	107	4,000
Matured, expired or settled contracts	(133)	(131)	(22)	(72)	(48)	(5,400)
Notional amounts at September 30	$133	£-	$52	€158	£107	¥14,100

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges		Forwards and Options
Notional amounts at January 1	$100	$46	$38	$197	$78	$144
New contracts	99	127	19	63	137	38
Matured, expired or settled contracts	(100)	(173)	(17)	(81)	(75)	(49)
Notional amounts at September 30	$99	$-	$40	$179	$140	$133

Weighted average forward rate at September 30	1.34	-	1.30	1.13	1.31	106.11
Active contracts at September 30	2	-	18	23	19	29

2016
	Foreign Currency Contracts
Local Currency	Net Investment Hedges			Forwards and Options
	CAD	GBP	JPY	EUR	GBP	JPY	Other
Notional amounts at January 1	$-	£238	¥-	€275	£97	¥12,840
New contracts	133	60	11,189	321	-	15,460
Matured, expired or settled contracts	-	(60)	(11,189)	(440)	(36)	(10,940)
Notional amounts at September 30	$133	£238	¥-	€156	£61	¥17,360

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges			Forwards and Options (1)
Notional amounts at January 1	$-	$386	$-	$310	$148	$109	$50
New contracts	100	85	99	359	-	147	15
Matured, expired or settled contracts	-	(100)	(99)	(492)	(55)	(95)	(21)
Notional amounts at September 30	$100	$371	$-	$177	$93	$161	$44

(1)

During the nine months ended September 30, 2017, and 2016, we exercised 33 and 41 forward and option contracts, respectively. We realized gains of $1.6 million and $10.5 million for the three and nine months ended September 30, 2017, respectively, and losses of $3.1 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, in Foreign Currency and Derivative Losses, Net.

Interest Rate

We may enter into interest rate swap agreements that allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount.

We report the effective portion of the gain or loss on the derivative as a component of AOCI and reclassify it to Interest Expense over the corresponding period of the hedged item. We recognize any hedge ineffectiveness in Interest Expense at the time the ineffectiveness occurred. During the nine months ended September 30, 2017, and 2016, we had no losses due to hedge ineffectiveness.

At September 30, 2017, and December 31, 2016, we had three interest rate swaps outstanding with a notional amount of $271.2 million. We did not enter into or settle any interest rate swaps during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we did not enter into any interest rate swap contracts, and we settled ¥105.9 billion ($924.6 million) of our interest rate swaps outstanding.

Other Comprehensive Income

The change in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation into U.S. dollars of the financial statements of our consolidated subsidiaries whose functional currency is not the U.S. dollar. We recorded gains of $147.6 million and $474.1 million for the three and nine months ended September 30, 2017, respectively, and losses of $40.8 million and $22.0 million for the three and nine months ended September 30, 2016, respectively. The gains and losses recognized in Other Comprehensive Income during these periods were offset by net losses on the translation of our derivative and nonderivative net investment hedges detailed below. This includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and (losses) associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivative net investment hedges (1)	$(3,623)	$11,546	$(13,114)	$40,966
Interest rate and cash flow hedges (2)	5,553	3,110	10,382	(10,714)
Our share of derivatives from unconsolidated co-investment ventures	538	1,586	5,075	(6,408)
Total derivative instruments	2,468	16,242	2,343	23,844
Nonderivative net investment hedges (3) (4)	(139,885)	(19,019)	(414,077)	(88,792)
Total derivative and nonderivative hedging instruments	$(137,417)	$(2,777)	$(411,734)	$(64,948)

(1)

We received $2.5 million and $16.8 million for the nine months ended September 30, 2017, and 2016, respectively, upon the settlement of net investment hedges. We did not settle any new investment hedges during the three months ended September 30, 2017, and 2016.

(2)

The amounts reclassified to interest expense for the three and nine months ended September 30, 2017, were $1.3 million and $4.2 million, respectively. The amounts reclassified to interest expense for the three and nine months ended September 30, 2016, were $2.0 million and $4.1 million, respectively. For the next 12 months from September 30, 2017, we estimate an additional expense of $3.5 million will be reclassified to Interest Expense.

(3)

At September 30, 2017, and December 31, 2016, we had €3.0 billion ($3.6 billion) and €3.2 billion ($3.4 billion) of debt, net of accrued interest, respectively, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We recognized unrealized losses of $3.8 million and $15.1 million in Foreign Currency and Derivative Losses, Net on the unhedged portion of our debt for the three and nine months ended September 30, 2017. We did not recognize any gains or losses for the three months ended September 30, 2016.

(4)

In June 2017, we issued £500.0 million ($645.3 million) of debt, as discussed in Note 5, and £322.8 million ($415.0 million) of the debt was designated as a nonderivative financial instrument hedge of our net investment in international subsidiaries at September 30, 2017. We recognized unrealized losses of $4.2 million in Foreign Currency and Derivative Losses, Net on the unhedged portion of our debt for the three and nine months ended September 30, 2017.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fair Value Measurements on a Recurring Basis

At September 30, 2017, and December 31, 2016, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2017, and December 31, 2016, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

No assets met the criteria to be measured at fair value on a nonrecurring basis at September 30, 2017, or December 31, 2016.

Fair Value of Financial Instruments

At September 30, 2017, and December 31, 2016, the carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term nature of these instruments.

The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2017, and December 31, 2016, as compared with those in effect when the debt was issued or assumed. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$35,023	$35,061
Senior notes	6,874,108	7,390,221	6,417,492	6,935,485
Term loans and unsecured other	1,634,682	1,653,113	1,499,001	1,510,661
Secured mortgages	812,371	874,491	979,585	1,055,020
Secured mortgages of consolidated entities	399,904	399,515	1,677,193	1,683,489
Total debt	$9,721,065	$10,317,340	$10,608,294	$11,219,716

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Real estate operations segment:
U.S.	$478,718	$512,759	$1,532,706	$1,525,623
Other Americas	23,157	15,598	54,690	44,616
Europe	16,369	18,967	56,676	54,975
Asia	16,588	14,660	48,399	40,687
Total real estate operations segment	534,832	561,984	1,692,471	1,665,901
Strategic capital segment:
U.S.	17,340	9,940	159,925	28,876
Other Americas	6,061	5,805	21,976	16,884
Europe	26,289	113,577	78,524	161,686
Asia	18,352	13,259	45,316	39,673
Total strategic capital segment	68,042	142,581	305,741	247,119

Total revenues	602,874	704,565	1,998,212	1,913,020

Segment net operating income:
Real estate operations segment:
U.S.	363,802	385,837	1,144,176	1,131,340
Other Americas	16,037	10,417	36,403	29,127
Europe	11,454	13,787	40,713	40,420
Asia	11,711	7,650	33,386	24,830
Total real estate operations segment	403,004	417,691	1,254,678	1,225,717
Strategic capital segment:
U.S.	1,645	(577)	103,252	1,959
Other Americas	3,934	2,975	14,666	9,163
Europe	16,497	91,390	49,229	125,460
Asia	9,970	4,169	18,813	12,754
Total strategic capital segment	32,046	97,957	185,960	149,336

Total segment net operating income	435,050	515,648	1,440,638	1,375,053

Reconciling items:
General and administrative expenses	57,656	58,157	171,350	165,634
Depreciation and amortization expenses	201,903	224,867	656,639	705,249
Operating income	175,491	232,624	612,649	504,170
Earnings from unconsolidated entities, net	55,066	45,857	172,267	145,622
Interest expense	(64,190)	(75,310)	(212,456)	(232,577)
Interest and other income, net	4,816	2,932	9,493	7,051
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	779,053	117,296	959,384	461,963
Foreign currency and derivative losses, net	(18,872)	(1,730)	(46,327)	(26,277)
Gains (losses) on early extinguishment of debt, net	-	1,492	(30,596)	2,484
Earnings before income taxes	$931,364	$323,161	$1,464,414	$862,436

	September 30,	December 31,
	2017	2016
Assets:
Real estate operations segment:
U.S.	$19,199,770	$21,286,422
Other Americas	1,857,678	978,476
Europe	1,058,894	1,346,589
Asia	1,008,217	936,462
Total real estate operations segment	23,124,559	24,547,949
Strategic capital segment:
U.S.	17,136	18,090
Europe	44,990	47,635
Asia	748	1,301
Total strategic capital segment	62,874	67,026
Total segment assets	23,187,433	24,614,975

Reconciling items:
Investments in and advances to unconsolidated entities	5,371,758	4,230,429
Assets held for sale or contribution	321,905	322,139
Notes receivable backed by real estate	-	32,100
Cash and cash equivalents	568,726	807,316
Other assets	204,328	242,973
Total reconciling items	6,466,717	5,634,957
Total assets	$29,654,150	$30,249,932

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2017, and 2016 included the following:

•

We contributed operating properties owned by NAIF to USLF in the third quarter of 2017. See Notes 2, 3 and 5 for more information on this transaction. As a result, we received $1.1 billion of ownership interest in USLF as a portion of our proceeds from this contribution. In addition, USLF assumed the $19.5 million note receivable backed by real estate we received in the second quarter of 2017 and $956.0 million of secured mortgage debt.

•	We capitalized $20.8 million and $19.7 million in 2017 and 2016, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•

We issued 0.7 million shares in 2017 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the Operating Partnership, as disclosed in Note 6, and we issued 1.9 million shares in 2016.

•

We received $83.6 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2017, as disclosed in Note 3. We received $31.8 million of ownership interests in an unconsolidated co-investment venture from the contribution of properties to these entities during 2016.

We paid $232.4 million and $267.2 million for interest, net of amounts capitalized, for the nine months ended September 30, 2017, and 2016, respectively.

We paid $29.7 million and $16.4 million for income taxes, net of refunds, for the nine months ended September 30, 2017, and 2016, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2017, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, the related consolidated statement of equity for the nine-month period ended September 30, 2017, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 of the consolidated financial statements, the Company adopted Accounting Standards Update 2017-01. The new standard clarifies the definition of a business and was adopted on January 1, 2017 on a prospective basis.

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
October 27, 2017

Report of Independent Registered Public Accounting Firm

The Partners
Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of September 30, 2017, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, the related consolidated statement of capital for the nine-month period ended September 30, 2017, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

As discussed in Note 1 of the consolidated financial statements, the Operating Partnership adopted Accounting Standards Update 2017-01. The new standard clarifies the definition of a business and was adopted on January 1, 2017 on a prospective basis.

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
October 27, 2017

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

MANAGEMENT’S OVERVIEW

Prologis is the global leader in logistics real estate with a focus on high-barrier, high-growth markets across 19 countries. We own, manage and develop well-located, high-quality logistics facilities in the consumption markets that matter most. An investment in Prologis taps into key drivers of economic growth, including consumption, supply chain modernization, e-commerce and urbanization.

Our business is global and many of our customers’ businesses are global. Customers turn to us because they know an efficient supply chain will make their businesses run better, and that a strategic relationship with Prologis will create a competitive advantage. We lease modern logistics facilities to a diverse base of approximately 5,200 customers. Our facilities assist the efficient distribution of goods for the world’s best businesses and brands.

We invest in Class-A logistics facilities in the world’s primary population centers with high barriers to entry and supported by extensive transportation infrastructure (major airports, seaports and rail and highway networks). We believe our portfolio is the highest-quality logistics property portfolio in the industry because it is focused in these key markets. Our local teams actively manage the portfolio, which encompasses leasing and property management, capital deployment and an opportunistic disposition program. The majority of our properties in the United States (“U.S.”) are wholly-owned, while our properties outside the U.S. are generally held in co-investment ventures. We are principally an owner/operator in the U.S. and a manager/developer outside the U.S.

We operate our business on an owned and managed basis, including properties that we wholly own and properties that are owned by one of our co-investment ventures. This allows us to make decisions based on property operations, regardless of our ownership interest. We believe the operating fundamentals of our owned and managed portfolio are consistent with those of our consolidated portfolio, and therefore we generally look at operating metrics on an owned and managed basis.

At September 30, 2017, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects (based on gross book value and total expected investment, respectively) totaling $56.4 billion across 687 million square feet (64 million square meters) across four continents. Our investment totals $32.5 billion and consists of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures.

Operating Segments

Our business comprises two operating segments: Real Estate Operations and Strategic Capital. See below for our consolidated information for the nine months ended September 30, 2017:

REAL ESTATE – RENTAL OPERATIONS Grow revenues, net operating income (“NOI”) and cash flows by increasing rents and maintaining high occupancy rates	REAL ESTATE – DEVELOPMENT Provides significant earnings growth as projects lease up and generate income	STRATEGIC CAPITAL Access third-party capital to grow our business and earn recurring fees and promotes through long-term co-investment ventures
•28.2% weighted average rent change on rollover during 2017 •96.0% average occupancy	•28.7% weighted average margins on $1.4 billion total estimated investment of stabilized development projects •$414 million of value created by development stabilizations	•We co-invest with some of the world’s largest institutional partners •23.7% increase in Strategic Capital revenues from the same period in 2016

Real Estate Operations

Rental Operations. Rental operations comprise the largest component of our operating segments and generally contributes approximately 90% of our consolidated revenues, earnings and funds from operations (see below for more information on funds from operations, a non-GAAP measure). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. We believe our active portfolio management, coupled with the skills of our property, leasing, maintenance, capital, energy and risk management teams, will allow us to maximize rental revenues across our portfolio. The majority of our rental revenues and NOI are generated in the U.S. NOI from this segment is calculated directly from our financial statements as rental revenues, rental recoveries and development management and other revenues less rental expenses and other expenses.

Development. We use (i) our land bank; (ii) the development expertise of our local teams; (iii) our customer relationships; and (iv) our in-depth local knowledge in connection with our value creation activities. Successful development and redevelopment efforts increase both the rental revenues and the net asset value of our Real Estate Operations segment. We measure the value we create based on the increase in estimated fair value of a stabilized development property, as compared to the costs incurred. We develop properties in the U.S. for long-term hold or for contribution to Prologis Targeted U.S. Logistics Fund (“USLF”) and outside the U.S. we develop primarily for contribution to our co-investment ventures. Occasionally, we develop for sale to third parties.

Strategic Capital

Real estate is a capital-intensive business that requires growth capital. Our strategic capital business gives us access to third-party capital, both private and public, allowing us to diversify our sources of capital and providing us with a broader range of options to fund our growth, while reducing our exposure to movements in foreign currency. We co-invest with some of the world’s largest institutional partners to grow our business and provide incremental revenues, with a focus on long-term ventures and open-ended funds. We also access alternative sources of equity through two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We hold significant ownership interests in these ventures (approximately 30% on a weighted average basis at September 30, 2017), aligning our interests with those of our partners.

This segment produces stable, long-term cash flows and generally contributes 10% of our consolidated revenues, earnings and funds from operations. We generate strategic capital revenues primarily from our unconsolidated co-investment ventures principally through asset management and property management services. We earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes”) periodically during the life of a venture or upon liquidation. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. The majority of the strategic capital revenues, excluding promotes, are generated outside the U.S. NOI in this segment is calculated directly from our financial statements as strategic capital revenues less strategic capital expenses and does not include property-related NOI.

Growth Strategies

We believe the quality and scale of our global owned and managed operating portfolio, the expertise of our team and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenues, earnings, NOI, cash flows and funds from operations is based on the following:

•

Rent Growth. We expect market rents to continue to grow for the foreseeable future, driven by demand for the location and quality of our properties. Strong market rent growth in the last several years has elevated the mark to market of our portfolio. Even if market rents remain flat, our in-place leases have considerable room to rise back to market levels. We estimate that across our owned and managed portfolio, our leases on an aggregate basis are 12% below market; this means that a lease renewal would translate into increased future earnings, NOI and cash flow, both on a consolidated basis and through the amounts we recognize from our unconsolidated co-investment ventures based on our ownership. This growth potential is reflected in the positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) on our owned and managed portfolio. We have experienced positive rent change on rollover for every quarter since 2013, and we expect this to continue for several more years.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-positioned land. On the basis of our current estimates, our owned and managed land bank has the potential to support the development of $9.1 billion of total expected investment (“TEI”) of logistics space. We have additional value creation opportunities from land we have under option and from re-development of land under existing operating buildings. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward—primarily through development. We have recognized value creation of 23% or more on our development stabilizations each year since 2013.

•

Economies of Scale from Growth in Assets Under Management. Over the last several years, we have invested in a variety of technologies that have allowed us to achieve efficiencies and increase our investments in real estate with minimal increases to general and administrative (“G&A”) expenses. We have increased our owned and managed real estate assets by 21 million square feet (or approximately 3%) over the last two years primarily through development, and we have integrated the assets with only minimal increases overhead related to property management and leasing functions, which are reported in rental expenses. We will continue to leverage these technologies to further streamline our operations and reduce our costs as a percentage of assets under management, along with advanced data analytics to enhance decision-making.

Summary of 2017

During the nine months ended September 30, 2017, operating fundamentals remained strong for our owned and managed operating portfolio and we ended the period with occupancy of 96.3%. See below for details of the operating and development activity of our Owned and Managed Portfolio and the results of our two business segments. In 2017, and through the date of this report, we completed the following significant activities as further described in the accompanying notes to the Consolidated Financial Statements:

•	During the first nine months of 2017, we completed several transactions that further repositioned our portfolio and streamlined our co-investment ventures, including:

o

In January, we sold our investment in Europe Logistics Venture 1 (“ELV”) to our fund partner for $84 million and ELV contributed its properties to Prologis Targeted Europe Logistics Fund (“PTELF”) in exchange for equity interests.

o

In February, we formed the Prologis UK Logistics Venture (“UKLV”), in which we have a 15.0% ownership interest. This unconsolidated co-investment venture currently holds stabilized properties, properties under development and land. We expect to contribute additional properties and land into UKLV.

o

In March, we acquired our partner’s interest in Prologis North American Industrial Fund (“NAIF”), a consolidated co-investment venture, for $710 million. In July 2017, we contributed 190 operating properties owned by NAIF to USLF. We received cash proceeds and additional units, which increased our ownership interest in USLF to 27.1%, and USLF assumed secured debt.

o

In March, we purchased our venture partner’s interest in the Prologis Brazil Logistics Partners Fund I (“Brazil Fund”), a consolidated co-investment venture, for $80 million and now own 100% of the venture. In August 2017, we acquired our partner’s interest in certain unconsolidated joint ventures in Brazil for an aggregate price of R$1.2 billion ($382 million). As a result of this transaction, we consolidate the majority of our investments in Brazil.

o

In addition to the transactions discussed above, we also contributed primarily development properties to existing co-investment ventures in Europe and Japan and disposed of build-to-suit properties and non-strategic operating properties to third parties, primarily in the U.S.

o	As a result of these transactions, we generated net proceeds of $3.5 billion and recorded net gains of $959 million ($779 million of which was in the third quarter).

•

In October 2017, we closed the combination of PTELF and Prologis European Properties Fund II to create Prologis European Logistics Fund (“PELF”). Under the terms of the transaction, the assets of PTELF were contributed to PELF in exchange for units. Following the combination of these two ventures, we expect to hold an ownership interest of approximately 26% in PELF, which is economically similar to our ownership in the previous ventures.

•	As a result of these activities, we have eight co-investment ventures.

•	In February, we amended our Japanese yen revolver and increased the total borrowing capacity to ¥50.0 billion ($444 million at September 30, 2017).

•

In June, we issued £500 million ($645 million) of senior notes with an interest rate of 2.3%, maturing in June 2029, at 99.9% of par value. Following the issuance, we used the cash proceeds to redeem $618 million of previously issued senior notes.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

	2017	2016
Real Estate Operations segment – NOI	$1,255	$1,226
Strategic Capital segment – NOI	186	149
General and administrative expenses	(171)	(166)
Depreciation and amortization expenses	(657)	(705)
Operating income	$613	$504

See Note 10 to the Consolidated Financial Statements for a reconciliation of each reportable business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenues, rental recoveries and rental expenses recognized from our consolidated properties. We allocate the costs of our property management functions to the Real Estate Operations segment through Rental Expenses and to the Strategic Capital segment through Strategic Capital Expenses based on the size of the relative portfolios as compared to our total owned and managed portfolio. The operating fundamentals in the markets in which we operate continue to be strong, which has driven rents higher, kept occupancies high and has fueled development activity.

Below are the components of Real Estate Operations revenues, expenses and NOI for the nine months ended September 30 (in millions), derived directly from line items in the Consolidated Financial Statements.

	2017	2016
Rental revenues	$1,304	$1,299
Rental recoveries	370	361
Development management and other revenues	18	6
Rental expenses	(429)	(428)
Other expenses	(8)	(12)
Real Estate Operations segment – NOI	$1,255	$1,226

Real Estate Operations revenues, expenses and NOI are impacted by changes in rental rates, occupancy and capital deployment activities. The following items highlight the key changes in NOI for the nine months ended September 30, 2017, from the same period in 2016 (in millions):

Rent rate and occupancy growth (1)	$69
Development activity (2)	35
Contributions and dispositions (3)	(96)
Acquisitions	17
Other	4
Total change in Real Estate Operations segment – NOI	$29

(1)

Rent rate growth is a combination of the rollover of existing leases and increases in certain rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, would impact the rental revenues we recognize. We have experienced positive rent change on rollover for every quarter since 2013 which has resulted in higher average rental rates in our portfolio and increased rental revenues and NOI as those leases commenced. Our weighted average rent change for 2017 was 28.2%.

(2)	We have completed 65 properties with 17 million square feet leased since September 30, 2016.

(3)	Contributions and disposition activity increased in 2017, compared to 2016, primarily due to the contribution of 190 operating properties owned by NAIF to USLF, resulting in a larger reduction in NOI.

Below are the key operating metrics of our consolidated operating portfolio:

Consolidated square feet decreased for the three months ended September 30, 2017 due to the contribution of 190 operating properties owned by NAIF to USLF.

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

Below are the components of Strategic Capital revenues, expenses and NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2017	2016
Strategic capital revenues	$306	$247
Strategic capital expenses	(120)	(98)
Strategic Capital segment – NOI	$186	$149

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the nine months ended September 30 (in millions):

	2017	2016
U.S.:
Asset management and other fees	$31	$25
Leasing commissions, acquisition, development and other transaction fees	9	4
Promote (1)	120	-
Strategic capital expenses (2)	(57)	(27)
Subtotal U.S.	103	2
Other Americas:
Asset management and other fees	16	16
Leasing commissions, acquisition, development and other transaction fees	2	1
Promote (1)	4	-
Strategic capital expenses	(7)	(8)
Subtotal Other Americas	15	9
Europe:
Asset management and other fees	66	63
Leasing commissions, acquisition, development and other transaction fees	10	10
Promote (1)	3	88
Strategic capital expenses	(30)	(36)
Subtotal Europe	49	125
Asia:
Asset management and other fees	28	28
Leasing commissions, acquisition, development and other transaction fees	17	12
Strategic capital expenses	(26)	(27)
Subtotal Asia	19	13
Strategic Capital segment – NOI	$186	$149

(1)

During 2017, the promotes in the U.S. and Mexico were earned in the second quarter and the promote in Europe was earned in the first quarter. During 2016, the promotes in Europe were earned in the third quarter. The promotes represent our third-party partners’ share based on the venture’s cumulative returns to investors over a certain time-period, generally three years. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses, as vested.

(2)	This includes compensation and personnel costs for employees who are located in the U.S. but also support other regions.

The following real estate investments were held through our unconsolidated co-investment ventures (dollars and square feet in millions):

	September 30,	December 31,	September 30,
	2017	2016	2016
U.S. (1):
Number of ventures	1	1	1
Number of operating properties owned	552	369	366
Square feet	88	50	49
Total assets	$7,311	$4,238	$4,167
Other Americas (2):
Number of ventures	1	2	2
Number of operating properties owned	203	213	209
Square feet	37	42	41
Total assets	$2,107	$2,793	$2,679
Europe (3):
Number of ventures	4	4	4
Number of operating properties owned	709	700	694
Square feet	167	163	160
Total assets	$12,767	$10,853	$11,291
Asia:
Number of ventures	2	2	2
Number of operating properties owned	93	85	79
Square feet	40	36	34
Total assets	$5,907	$5,173	$5,439
Total:
Number of ventures	8	9	9
Number of operating properties owned	1,557	1,367	1,348
Square feet	332	291	284
Total assets	$28,092	$23,057	$23,576

(1)	In March 2017, we acquired our partner’s interest in NAIF, a consolidated co-investment venture. In July 2017, we contributed 190 operating properties owned by NAIF to USLF.

(2)	In August 2017, we acquired our partner’s interest in certain joint ventures in Brazil.

(3)	In January 2017, ELV contributed its properties to PTELF. In February 2017, we formed the co-investment venture UKLV.

See Note 3 to the Consolidated Financial Statements for additional information.

G&A Expenses

G&A expenses increased $6 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to additional compensation expense based on the company’s performance.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as certain other G&A costs. The following table summarizes capitalized G&A amounts for the nine months ended September 30 (dollars in millions):

	2017	2016
Building and land development activities	$47	$46
Leasing activities	18	18
Operating building improvements and other	11	12
Total capitalized G&A expenses	$76	$76
Capitalized salaries and related costs as a percent of total salaries and related costs	24.9%	22.1%

Depreciation and Amortization Expenses

The following table highlights the key changes in depreciation and amortization expenses for the nine months ended September 30, 2017, from the same period in 2016 (in millions):

Acquisition of properties	$14
Development properties placed into service	24
Disposition and contribution of properties	(69)
Other	(18)
Total change in depreciation and amortization expenses	$(49)

Our Owned and Managed Portfolio

We manage our business on an owned and managed basis, which includes properties wholly-owned by us or owned by one of our co-investment ventures. We review our operating fundamentals on an owned and managed basis. We believe reviewing these fundamentals this way allows management to understand the entire impact to the financial statements, as it will affect both the Real Estate Operations and Strategic Capital segments, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership share. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim to such items.

Our owned and managed portfolio includes operating properties and does not include properties under development or held for sale to third parties (square feet in millions):

	September 30, 2017			December 31, 2016			September 30, 2016
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,577	300	96.7%	1,777	332	97.0%	1,796	333	96.4%
Unconsolidated	1,554	331	95.9%	1,359	290	97.2%	1,335	282	96.8%
Totals	3,131	631	96.3%	3,136	622	97.1%	3,131	615	96.6%

Our operating portfolio excludes value-added properties, which are defined as properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value. We had seven consolidated value-added properties totaling two million square feet and three unconsolidated value-added properties totaling less than one million square feet at September 30, 2017.

Operating Activity

Below is information summarizing the leasing activity of our owned and managed operating portfolio:

(1)	We retained more than 70% of our customers, based on the total square feet of leases signed, for each quarter in 2016 and 2017.

(2)	Turnover costs represent the obligations incurred in connection with the signing of a lease, including leasing commissions and tenant improvements.

Capital Expenditures

We capitalize costs incurred in developing, renovating, rehabilitating and improving our properties as part of the investment basis. The following table summarizes our capital expenditures on previously leased buildings within our owned and managed portfolio for the nine months ended September 30 (in millions):

	2017	2016
Property improvements	$115	$105

Turnover costs:
Tenant improvements	91	91
Leasing commissions	87	84
Total turnover costs	178	175
Total capital expenditures	$293	$280
Our proportionate share of capital expenditures based on ownership (1)	$189	$184

(1)	We calculated our proportionate share of capital expenditures by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the capital expenditures each period.

Development Start Activity

The following table summarizes our development starts for the nine months ended September 30 (dollars and square feet in millions):

	2017 (1)	2016
Number of new development projects during the period	57	58
Square feet	21	16
TEI	$1,841	$1,219
Our proportionate share of TEI (2)	$1,641	$1,092
Percentage of build-to-suits based on TEI	47.8%	42.8%

(1)	We expect our properties under development at September 30, 2017, to be completed before April 2019.

(2)	We calculate our proportionate share of TEI by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the TEI of each co-investment venture for the period.

Development Stabilization Activity

The following table summarizes our development stabilization activity for the nine months ended September 30 (dollars and square feet in millions):

	2017	2016
Number of development projects stabilized during the period	68	74
Square feet	21	24
TEI	$1,718	$1,767
Our proportionate share of TEI (1)	$1,513	$1,481
Weighted average expected yield on TEI (2)	6.7%	7.0%
Estimated value at completion	$2,200	$2,241
Our proportionate share of estimated value at completion (1)	$1,944	$1,891
Estimated weighted average margin	28.0%	26.8%

(1)

We calculate our proportionate share of TEI and estimated value by applying our ownership percentage of each co-investment venture on an entity-by-entity basis to the TEI of each co-investment venture for the period.

(2)	We calculate the weighted average expected yield on TEI as estimated NOI assuming stabilized occupancy divided by TEI.

Same Store Analysis

We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, which eliminates the effects of changes in the composition of the portfolio. We have defined the same store portfolio, for the three months ended September 30, 2017, as those owned and managed properties that were in operation at January 1, 2016 and have been in operation throughout the same three-month periods in both 2017 and 2016 (including development properties that have been completed and available for lease). We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental revenues, rental expenses and NOI in the same store portfolio are generally the same as for the total operating portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

The following is a reconciliation of our consolidated rental revenues, rental recoveries, rental expenses and property NOI, as included in the Consolidated Statements of Income, to the respective amounts in our same store portfolio analysis for the three months ended September 30 (dollars in millions):

			Percentage
	2017	2016	Change
Rental revenues (1) (2)
Consolidated:
Rental revenues per the Consolidated Statements of Income	$416	$436
Rental recoveries per the Consolidated Statements of Income	115	124
Consolidated adjustments to derive same store results:
Rental revenues and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(63)	(57)
Effect of changes in foreign currency exchange rates and other	(1)	-
Unconsolidated co-investment ventures – rental revenues	525	456
Same store portfolio – rental revenues (2)	992	959	3.4%
Rental expenses (1) (3)
Consolidated:
Rental expenses per the Consolidated Statements of Income	129	141
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(18)	(17)
Effect of changes in foreign currency exchange rates and other	13	12
Unconsolidated co-investment ventures – rental expenses	116	93
Same store portfolio – rental expenses (3)	240	229	4.8%
NOI (1)
Consolidated:
Property NOI (calculated as rental revenues and rental recoveries less rental expenses per the Consolidated Statements of Income)	402	419
Consolidated adjustments to derive same store results:
Property NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(45)	(40)
Effect of changes in foreign currency exchange rates and other	(14)	(12)
Unconsolidated co-investment ventures – property NOI	409	363
Same store portfolio – NOI	$752	$730	2.9%

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method of $172 million and $146 million for the nine months ended September 30, 2017, and 2016, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 3 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2017	2016
Gross interest expense	$256	$292
Amortization of premiums, net and debt issuance costs, net	(2)	(13)
Capitalized amounts	(42)	(46)
Net interest expense	$212	$233
Weighted average effective interest rate	3.2%	3.3%

Our overall debt decreased by $887 million from December 31, 2016, to September 30, 2017, primarily from USLF assuming secured debt in conjunction with our contribution of real estate properties. Gross interest expense decreased for the nine months ended September 30, 2017, compared to the same period in 2016, principally due to decreased secured debt as a result of the USLF contribution and pay downs, and lower interest rates due to the change in the composition of our senior notes.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments Upon Acquisition of a Controlling Interest, Net

During the nine months ended September 30, 2017 and 2016, we recognized gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net of $959 million and $462 million, respectively. The increase was primarily from the contribution of 190 operating properties owned by NAIF, which was wholly-owned beginning March 2017, to our unconsolidated co-investment venture USLF in July 2017. See Note 2 and 3 to the Consolidated Financial Statements for further information on these activities.

Foreign Currency and Derivative Losses, Net

The following table details our foreign currency and derivative losses, net for the nine months ended September 30 (in millions):

	2017	2016
Realized foreign currency and derivative gains (losses):
Gains (losses) on the settlement of unhedged derivative transactions	$11	$(1)
Losses on the settlement of transactions with third parties	(1)	(4)
Total realized foreign currency and derivative gains (losses)	10	(5)

Unrealized foreign currency and derivative gains (losses), net:
Losses on the change in fair value of unhedged derivative transactions	(64)	(25)
Gains on remeasurement of certain assets and liabilities (1)	8	4
Total unrealized foreign currency and derivative losses, net	(56)	(21)
Total foreign currency and derivative losses, net	$(46)	$(26)

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

Gains (Losses) on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2017, we redeemed $618 million of senior notes and repaid $302 million of secured mortgage debt prior to maturity, which resulted in a loss of $31 million. During the nine months ended September 30, 2016, we repaid $457 million of secured mortgage debt prior to maturity, which resulted in a gain of $2 million.

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

The following table summarizes our income tax expense for the nine months ended September 30 (in millions):

	2017	2016
Current income tax expense (benefit):
Income tax expense	$30	$24
Income tax expense on dispositions	12	15
Total current income tax expense	42	39

Deferred income tax expense (benefit):
Income tax benefit	-	(2)
Total income tax expense	$42	$37

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period.

The following table summarizes net earnings attributable to noncontrolling interests for the nine months ended September 30 (in millions):

	2017	2016
Prologis U.S. Logistics Venture	$31	$14
Prologis North American Industrial Fund (1)	2	15
Other consolidated entities (2)	1	7
Prologis, L.P. net earnings attributable to noncontrolling interests	34	36
Limited partners in Prologis, L.P.	37	22
Prologis, Inc. net earnings attributable to noncontrolling interests	$71	$58

(1)	In March 2017, we acquired all of our partner’s interest in NAIF.

(2)	In March 2017, we acquired all of our partner’s interest in the Brazil Fund and own 100% of this venture.

See Note 6 to the Consolidated Financial Statements for further information on our consolidated co-investment ventures.

Other Comprehensive Income (Loss)

During the nine months ended September 30, 2017, we recorded net gains of $47 million in the Statements of Comprehensive Income related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation, offset by net losses on the translation of our derivative and nonderivative net investment hedges. These gains were principally due to the strengthening of the British pound sterling, euro, Brazilian real and Japanese yen to the U.S. dollar. During the nine months ended September 30, 2016, we recorded net losses of $70 million, principally due to the weakening of the British pound sterling, offset slightly by the strengthening of the Brazilian real, euro and Japanese yen, all to the U.S. dollar.

During the nine months ended September 30, 2017, we recorded unrealized gains of $15 million and during the nine months ended September 30, 2016, we recorded unrealized losses of $17 million in the Statements of Comprehensive Income, related to the change in fair value of our cash flow hedges and our share of derivatives in our unconsolidated co-investment ventures.

See Note 9 to the Consolidated Financial Statements for more information about our derivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and its components for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, are similar to the changes for the nine month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis, Inc. and distributions to the holders of limited partnership units of Prologis, L.P. and our partner in our consolidated co-investment venture, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2017, 79 properties in our development portfolio were 62.5% leased with a current investment of $1.5 billion and a TEI of $2.7 billion when completed and leased, leaving $1.2 billion remaining to be spent);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $4 million for the remainder of 2017 and $581 million in 2018;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated co-investment ventures;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($569 million at September 30, 2017);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed in the following section, other facilities or borrowing arrangements ($3.5 billion at September 30, 2017); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our debt (dollars in millions):

	September 30, 2017	December 31, 2016
Debt outstanding	$9,721	$10,608
Weighted average interest rate	3.0%	3.2%
Weighted average maturity in months	66	60

In February 2017, we renewed and amended our Japanese yen revolver (the “Revolver”) and increased our availability under the Revolver to ¥50.0 billion ($444 million at September 30, 2017).

In March 2017, we entered into an unsecured senior term loan agreement (the “2017 Yen Term Loan”) under which we can draw in Japanese yen, of which ¥7.2 billion ($64 million at September 30, 2017) matures in March 2027 and bears an interest rate of 0.9% and ¥4.8 billion ($43 million at September 30, 2017) matures in March 2028 and bears an interest rate of 1.0%. In the first quarter of 2017, we borrowed ¥12.0 billion ($107.3 million), causing the 2017 Yen Term Loan to be fully drawn at September 30, 2017.

In May 2017, we renewed and amended our existing senior term loan agreement (the “2017 Term Loan,” formerly the “Euro Term Loan”) under which loans can be obtained in British pounds sterling, euro, Japanese yen and U.S. dollars in an aggregate amount not to exceed $500 million. We may pay down and reborrow under the 2017 Term Loan. The 2017 Term Loan bears an interest rate of LIBOR plus 0.9% and is scheduled to mature in May 2020; however, we may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and the payment of an extension fee. In the second quarter of 2017, we borrowed $500 million. In the third quarter of 2017, we repaid this balance and subsequently borrowed $160 million, which remained outstanding at September 30, 2017.

In June 2017, we issued £500 million ($645 million) of senior notes with an interest rate of 2.3%, maturing in June 2029, at 99.9% of par value. Following the issuance, we used the cash proceeds to redeem $618 million of previously issued senior notes.

In July 2017, we contributed 190 operating properties owned by NAIF to USLF and received cash proceeds of $720 million that was used to pay down term loans and other borrowings. Also, USLF assumed $956 million of secured mortgage debt related to the properties.

At September 30, 2017, we had credit facilities with an aggregate borrowing capacity of $3.5 billion, of which $3.4 billion was available for borrowing.

At September 30, 2017, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

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

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2017	2016
Net cash provided by operating activities	$1,360	$997
Net cash provided by investing activities	$342	$730
Net cash used in financing activities	$(1,957)	$(1,629)

Cash Provided by Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity:

•

Real estate operations. We receive the majority of our operating cash through net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rent and amortization of above and below market leases of $66 million and $75 million for 2017 and 2016, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures, including promotes. See the Strategic Capital Results of Operations section above for the key drivers of our strategic capital revenues and expenses. We earned $88 million of promotes in the third quarter of 2016, which were included as strategic capital revenues but excluded from cash provided by operating activities as the cash was not received until the fourth quarter of 2016. Included in the cash provided by operating activities for 2016 is $30 million of cash received, which represented the third-parties’ share of promotes earned in 2015.

•	G&A expenses. We incurred $171 million and $166 million of G&A costs in 2017 and 2016, respectively.

•

Equity-based compensation awards. We record equity-based compensation expenses in Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A expenses. The total amounts expensed were $58 million and $44 million in 2017 and 2016, respectively.

•

Distributions from unconsolidated entities. We received $231 million and $210 million of distributions from our unconsolidated entities in 2017 and 2016, respectively. Included in 2016 are distributions of $27 million that represented our share of promotes earned in 2015.

•	Cash paid for interest and income taxes. As disclosed in Note 11, we paid combined amounts for interest and income taxes of $262 million and $284 million in 2017 and 2016, respectively.

Cash Provided by Investing Activities

•

Real estate development. We invested $1.1 billion and $1.2 billion in 2017 and 2016, respectively, in real estate development and leasing costs for first generation leases. We had 55 properties under development and 24 properties that were completed but not stabilized at September 30, 2017, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. We acquired total real estate of $295 million, which included 669 acres of land and 2 operating properties in 2017. We acquired total real estate of $281 million, which included 687 acres of land and 7 operating properties in 2016.

•

Capital expenditures. We invested $181 million and $191 million in our operating properties during 2017 and 2016, respectively; which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•

Proceeds from contributions and dispositions. We generated cash from contributions and dispositions of real estate properties of $2.4 billion and $1.9 billion during 2017 and 2016, respectively. Included in this amount for 2017 is $720 million from the contribution of operating properties owned by NAIF to USLF. See Notes 2 and 3 to the Consolidated Financial Statements for more detail about our contributions and dispositions.

•

Investments in and advances to. We invest cash in our unconsolidated co-investment ventures and other ventures, which represents our proportionate share. The ventures primarily use the funds for the acquisition of operating properties, development and repayment of debt. The following table summarizes the cash investments we made in our unconsolidated co-investment ventures for the nine months ended September 30 (in millions):

	2017	2016
Unconsolidated co-investment ventures:
Other Americas
Prologis Brazil Logistics Partners Fund I and related joint ventures	$27	$32
Europe
Europe Logistics Venture 1	19	-
Prologis European Logistics Partners Sàrl	10	124
Prologis United Kingdom Logistics Venture	31	-
Asia
Nippon Prologis REIT, Inc.	46	34
Remaining unconsolidated co-investment ventures	13	12
Total unconsolidated co-investment ventures	146	202

Other ventures	98	27
Total investments in and advances to unconsolidated entities	$244	$229

See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•	Purchase of a controlling interest. We paid net cash of $375 million to acquire a controlling interest in certain joint ventures in Brazil in 2017.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $144 million and $579 million during 2017 and 2016, respectively. Included in this amount for 2017 is $84 million from the disposition of our investment in ELV and $59 million from property dispositions within our unconsolidated co-investment ventures. Included in this amount for 2016 is $411 million from the redemption of a portion of our investments in PTELF and USLF, $68 million from dispositions within Prologis European Logistics Partners Sàrl and $79 million from the disposition of our investment in a joint venture. The remaining amount was from property dispositions within our other unconsolidated entities.

•

Proceeds from repayment of notes receivable backed by real estate. We received $32 million and $201 million in 2017 and 2016, respectively, for the payment of notes receivable received in connection with dispositions of real estate to third parties.

Cash Used in Financing Activities

•	Dividends paid on common and preferred stock. We paid dividends of $707 million and $669 million to our common and preferred stockholders during 2017 and 2016, respectively.

•	Noncontrolling interests contributions. Our partner in U.S. Logistics Venture (“USLV”) made contributions of $136 million for the pay down of secured mortgage debt in 2017.

•

Noncontrolling interests distributions. We distributed $132 million and $301 million to various noncontrolling interests in 2017 and 2016, respectively. Distributions in 2017 included $28 million related to proceeds from dispositions of real estate. Distributions in 2016 included $199 million related to proceeds from dispositions of real estate, primarily to our partner in USLV. Included in these amounts in both 2017 and 2016 were $28 million of distributions to common limited partnership unitholders of Prologis, L.P.

•	Purchase of noncontrolling interests. We paid $710 million to acquire our partner’s interest in NAIF and $80 million to acquire our partner’s interest in the Brazil Fund in 2017.

•

Repurchase and payments of debt. During 2017, we made payments of $1.5 billion, primarily on our outstanding term loans and $234 million on regularly scheduled debt principal payments and payments at maturity. We also repurchased and extinguished senior notes and secured mortgage debt for a combined total of $954 million, which included extinguishment costs. During 2016, we made payments of $1.0 billion on our outstanding term loans and $169 million on regularly scheduled debt principal payments and payments at maturity. We also repurchased and extinguished secured mortgage debt of $461 million, which included extinguishment costs.

•

Proceeds from issuance of debt. In 2017, we issued $1.5 billion of term loans, £500 million ($645 million) of senior notes and $148 million of secured mortgage debt and used the net proceeds to repurchase and extinguish senior notes and secured mortgage debt and for general corporate purposes. In 2016, we issued $638 million of term loans and $374 million of secured mortgage debt and used the net proceeds for general corporate purposes. See Note 5 to the Consolidated Financial Statements for more detail on debt.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures, at September 30, 2017, of $5.1 billion. These ventures had total third-party debt of $7.9 billion at September 30, 2017.

At September 30, 2017, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the ventures to refinance their maturing debt. There can be no assurance that the ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash dividend of $0.44 per common share in the first three quarters of 2017. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (the “Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At September 30, 2017, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

•

foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third-party debt of our foreign consolidated and unconsolidated entities; and

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

	2017	2016
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$1,346	$763

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	633	682
Gains on dispositions of investments in real estate properties and revaluation of equity investments upon acquisition of a controlling interest, net	(723)	(302)
Reconciling items related to noncontrolling interests	(41)	(87)
Our share of reconciling items included in earnings from unconsolidated entities	108	117
NAREIT defined FFO	1,323	1,173

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses, net	56	22
Deferred income tax benefit, net	-	(2)
Our share of reconciling items included in earnings from unconsolidated entities	(3)	1
FFO, as modified by Prologis	1,376	1,194

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(236)	(160)
Current income tax expense on dispositions	12	15
Acquisition expenses	-	2
Losses (gains) on early extinguishment of debt, net	31	(2)
Reconciling items related to noncontrolling interests	-	4
Our share of reconciling items included in earnings from unconsolidated entities	(5)	3
Core FFO	$1,178	$1,056

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in exchange or interest rates at September 30, 2017. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign exchange-related variability of investments and earnings from our foreign investments. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At September 30, 2017, we had net equity of approximately $1.7 billion, or 8.1% of total net equity, denominated in a currency other than the U.S. dollar, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $172 million to our net equity.

At September 30, 2017, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $99 million to hedge a portion of our investments in Canada. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the Canadian dollar by 10% would result in a $10 million negative change in our cash flows on settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $492 million to mitigate risk associated with the translation of the projected financial results of our subsidiaries in Canada, Europe and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $49 million negative change in our net income and cash flows on settlement.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At September 30, 2017, we had $1.7 billion of variable rate debt outstanding, of which $1.6 billion was outstanding on our term loans and $50 million was outstanding on secured mortgage debt. At September 30, 2017, we had interest rate swap agreements to fix the interest rate on $299 million (CAD $372 million) of our Canadian term loan. During the nine months ended September 30, 2017, we had weighted average daily outstanding borrowings of $56 million on our variable rate credit facilities. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional annual interest expense of $1 million, which equates to a change in interest rates of 9 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2017. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

No changes in the internal controls over financial reporting during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (The Operating Partnership)

The Operating Partnership carried out an evaluation under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2017. On the basis of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At September 30, 2017, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2017, we issued an aggregate of 0.6 million shares of common stock of the Parent upon redemption of common units of the Operating Partnership. The shares of common stock were issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

Date: October 27, 2017