Form 10-K
period 2017-12-31
Prologis, Inc.; Prologis, L.P.
filed 2018-02-15
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-13545 (Prologis, Inc.) 001-14245 (Prologis, L.P.)

Prologis, Inc.

Prologis, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Prologis, Inc.) Delaware (Prologis, L.P.)	94-3281941 (Prologis, Inc.) 94-3285362 (Prologis, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address or principal executive offices)	(Zip Code)

(415) 394-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Prologis, Inc.	Common Stock, $0.01 par value	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2020	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2021	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2022	New York Stock Exchange
Prologis, L.P.	3.375% Notes due 2024	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2026	New York Stock Exchange
Prologis, L.P.	2.250% Notes due 2029	New York Stock Exchange
Prologis, L.P.	Floating Rate Notes due 2020	New York Stock Exchange

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Prologis, Inc.: Yes ☑  No ☐  Prologis, L.P.:  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Prologis, Inc.: Yes ☑  No ☐ Prologis, L.P.:  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Prologis, Inc.:	☑ Large accelerated filer	☐ Accelerated filer	☐ Smaller reporting company
	☐ Non-accelerated filer (do not check if a smaller reporting company)		☐ Emerging growth company

Prologis, L.P.:	☐ Large accelerated filer	☐ Accelerated filer	☐ Smaller reporting company
	☑ Non-accelerated filer (do not check if a smaller reporting company)		☐ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Prologis, Inc.: Yes ☐ No ☑	Prologis, L.P.: Yes ☐ No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2017, the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $30,903,505,295.

The number of shares of Prologis, Inc.’s common stock outstanding at February 12, 2018, was approximately 533,054,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2018 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2017, the Parent owned an approximate 97.41% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining approximate 2.59% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

We operate the Parent and the OP as one enterprise. The management of the Parent consists of the same members as the management of the OP. These members are officers of the Parent and employees of the OP or one of its subsidiaries. As sole general partner, the Parent has control of the OP through complete responsibility and discretion in the day-to-day management and therefore, consolidates the OP for financial reporting purposes. Because the only significant asset of the Parent is its investment in the OP, the assets and liabilities of the Parent and the OP are the same on their respective financial statements.

We believe combining the annual reports on Form 10-K of the Parent and the OP into this single report results in the following benefits:

•	enhances investors’ understanding of the Parent and the OP by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation as a substantial portion of the Company’s disclosure applies to both the Parent and the OP; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

It is important to understand the few differences between the Parent and the OP in the context of how we operate the Company. The Parent does not conduct business itself, other than acting as the sole general partner of the OP and issuing public equity from time to time. The Parent itself does not incur any indebtedness, but it guarantees the unsecured debt of the OP. The OP holds substantially all the assets of the business, directly or indirectly. The OP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent, which are contributed to the OP in exchange for partnership units, the OP generates capital required by the business through the OP’s operations, incurrence of indebtedness and issuance of partnership units to third parties.

The presentation of noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Parent and those of the OP. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity and capital issuances in the Parent and in the OP.

The preferred stock, common stock, additional paid-in capital, accumulated other comprehensive income (loss) and distributions in excess of net earnings of the Parent are presented as stockholders’ equity in the Parent’s consolidated financial statements. These items represent the common and preferred general partnership interests held by the Parent in the OP and are presented as general partner’s capital within partners’ capital in the OP’s consolidated financial statements. The common limited partnership interests held by the limited partners in the OP are presented as noncontrolling interest within equity in the Parent’s consolidated financial statements and as limited partners’ capital within partners’ capital in the OP’s consolidated financial statements.

To highlight the differences between the Parent and the OP, separate sections in this report, as applicable, individually discuss the Parent and the OP, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the Parent and the OP, this report refers to actions or holdings as being actions or holdings of Prologis.

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties; (v) maintenance of REIT status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; and (x) those additional factors discussed under Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

Prologis, Inc. is a self-administered and self-managed REIT and is the sole general partner of Prologis, L.P. We operate Prologis, Inc. and Prologis, L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P., collectively. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). We believe the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. Prologis, L.P. was also formed in 1997.

We operate our business on an owned and managed basis, including properties that we wholly own and properties that are owned by one of our co-investment ventures. We make decisions based on the property operations, regardless of our ownership interest, therefore we generally evaluate operating metrics on an owned and managed basis.

Our corporate headquarters is located at Pier 1, Bay 1, San Francisco, California 94111, and our other principal office locations are in Amsterdam, Denver, Luxembourg, Mexico City, Shanghai, Singapore and Tokyo.

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

THE COMPANY

Prologis is the global leader in logistics real estate with a focus on high-barrier, high-growth markets in 19 countries. We own, manage and develop well-located, high-quality logistics facilities in the world’s busiest consumption markets. Our local teams actively manage our portfolio, which encompasses leasing and property management, capital deployment and opportunistic dispositions allowing us to recycle capital to fund our development and acquisition activities. The majority of our properties in the United States (“U.S.”) are wholly owned, while our properties outside the U.S. are generally held in co-investment ventures, reducing our exposure to foreign currency movements.

Our portfolio benefits from key drivers of economic activity, including consumption, supply chain modernization, e-commerce and urbanization. In the developed markets of the U.S., Europe and Japan, key factors are the reconfiguration of supply chains (strongly influenced by e-commerce trends), and the operational efficiencies that can be realized from our modern logistics facilities. In emerging markets, such as Brazil, China and Mexico, new affluence and the rise of a new consumer class have increased the need for modern distribution networks. Our strategy is to own the highest-quality logistics property portfolio in each of our target markets. These markets are characterized by large population densities and consumption and typically offer proximity to large labor pools and are supported by extensive transportation infrastructure (major airports, seaports and rail and highway networks). Customers turn to us because they know an efficient supply chain will make their businesses run better, and that a strategic relationship with Prologis will create a competitive advantage.

At December 31, 2017, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects (based on gross book value and total expected investment (“TEI”)), totaling $57.5 billion across 684 million square feet (64 million square meters) across four continents. Our investment totals $32.9 billion and consists of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures. We lease modern logistics facilities to a diverse base of approximately 5,000 customers.

Throughout this document, we reflect amounts in U.S. dollars, our reporting currency. Included in these amounts are consolidated and unconsolidated investments denominated in foreign currencies, primarily the British pound sterling, euro and Japanese yen that are impacted by fluctuations in exchange rates when translated into U.S. dollars. We mitigate our exposure to foreign currency fluctuations by investing outside the U.S. through co-investment ventures, borrowing in local currency and utilizing derivative financial instruments. At December 31, 2017, 94.4% of our net equity (calculated on a gross book value basis) is denominated in U.S. dollars including our proportionate share of our unconsolidated co-investment ventures and derivative financial instruments.

OPERATING SEGMENTS

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

REAL ESTATE OPERATIONS – RENTAL Generate revenues, net operating income (“NOI”) and cash flows by increasing rents and maintaining high occupancy rates	REAL ESTATE OPERATIONS – DEVELOPMENT Provide significant earnings growth as projects lease up and generate income	STRATEGIC CAPITAL Access third-party capital to grow our business and earn fees and promotes through long-term co-investment ventures

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contributes 90% of our consolidated revenues, earnings and funds from operations (“FFO”) (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on FFO, a non-GAAP measure). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary drivers of our rent growth will be rolling in-place leases to current market rents. We believe our active portfolio management, coupled with the skills of our property, leasing, maintenance, capital, energy and risk management teams, will allow us to maximize rental revenues across our portfolio. Most of our rental revenues and NOI are generated in the U.S. NOI from this segment is calculated directly from our financial statements as rental revenues, rental recoveries and development management and other revenues less rental expenses and other expenses.

Development. We develop properties to meet our customers’ needs, deepen our market presence and refresh our portfolio quality. We believe we have a competitive advantage due to (i) the strategic locations of our land bank; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts increase both the rental revenues and the net asset value of our Real Estate Operations segment. We measure the development value we create based on the estimated fair value of a stabilized development property, as compared to the costs incurred. We develop properties in the U.S. for long-term hold or contribution to our unconsolidated co-investment venture and outside the U.S. we develop primarily for contribution to our co-investment ventures. Occasionally, we develop for sale to third parties.

Strategic Capital

Real estate is a capital-intensive business that requires new capital to grow. Our strategic capital business gives us access to third-party capital, both private and public, allowing us to diversify our sources of capital and providing us with a broad range of options to fund our growth, while reducing our exposure to foreign currency movements for investments outside the U.S. We partner with some of the world’s largest institutional investors to grow our business and provide incremental revenues, with a focus on long-term and open-ended ventures (also referred to as “perpetual vehicles”). We also access alternative sources of equity through two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We hold significant ownership interests in all of our unconsolidated co-investment ventures (approximately 29% weighted average ownership based on each entity’s contribution of total assets, before depreciation, net of other liabilities at December 31, 2017), aligning our interests with those of our partners.

This segment produces stable, long-term cash flows and generally contributes 10% of our consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, primarily through asset and property management services, of which 90% are earned from long-term and open-ended ventures. We earn additional revenues by providing leasing, acquisition, construction, development, financing, legal and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes”) periodically during the life of a venture or upon liquidation. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Generally, the majority of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our financial statements as strategic capital revenues less strategic capital expenses and does not include property-related NOI.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships, and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenues, NOI, earnings, FFO and cash flows is based on the following:

•

Rent Growth. We expect market rents to continue to grow over the next few years, driven by demand for the location and quality of our properties. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that across our owned and managed portfolio, our leases on an aggregate basis are more than 14% below current market rent. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income, both on a consolidated basis and through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. This is reflected in the positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) in our owned and managed portfolio. We have experienced positive rent change on rollover for every quarter since 2013 and we expect this to continue for several more years. For 2017, our net effective rents increased 15.4% on lease rollover that represented approximately 23% of our owned and managed portfolio.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-located and entitled land. Based on our current estimates, our land bank, excluding land we have under an option contract, has the potential to support the development of $7.8 billion of TEI of new logistics space. TEI is the total estimated cost of development or expansion, including land, development and leasing costs without depreciation. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward—primarily through development. During 2017, we stabilized development projects with a TEI of $1.9 billion, and we estimate the value of these buildings to be 28.8% above our cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models), while increasing NOI of our operating portfolio.

•

Economies of Scale from Growth in Assets Under Management. We have increased our owned and managed real estate assets by 91 million square feet (or approximately 17%) over the last three years through acquisitions and development, while strengthening our balance sheet and keeping our general and administrative (“G&A”) expenses relatively flat. We have invested in technologies that we will continue to leverage to further streamline our operations and reduce our costs as a percentage of assets under management.

Competition

Competitively priced logistics space could impact our occupancy rates and have an adverse effect on how much rent we can charge, which in turn could affect our operating segments. We may face competition regarding our capital deployment activities, including local, regional and national operators or developers. We also face competition from investment managers for institutional capital within our strategic capital business.

We believe we have competitive advantages due to our:

•	properties in markets characterized by large population densities and consumption and typically offer proximity to large labor pools and are supported by extensive transportation infrastructure;

•	ability to quickly respond to customers’ needs for high-quality logistics facilities;

•	established relationships with key customers served by our local teams;

•	ability to leverage our organizational scale and structure to provide a single point of contact for our focus customers through our global customer solutions team;

•	property management and leasing expertise;

•	relationships and proven track record with current and prospective investors in our strategic capital business;

•	strategic locations of our land bank;

•	local teams with development expertise; and

•	balance sheet strength, credit ratings and significant liquidity.

Customers

Our broad customer base represents a spectrum of international, national, regional and local logistics users. At December 31, 2017, in our Real Estate Operations segment representing our consolidated properties, we had more than 2,800 customers occupying 299 million square feet of logistics operating properties. On an owned and managed basis, we had approximately 5,000 customers occupying 630 million square feet of logistics operating properties.

The following table details our top 25 customers at December 31, 2017 (square feet in millions):

	Consolidated – Real Estate Operations			Owned and Managed
Top Customers	% of NER (1)	Total Occupied Square Feet	Top Customers	% of NER (1)	Total Occupied Square Feet
1. Amazon.com	4.9	13	1. Amazon.com	3.0	17
2. Home Depot	1.8	6	2. DHL	1.5	11
3. FedEx	1.6	3	3. Geodis	1.2	9
4. Wal-Mart	1.3	4	4. XPO Logistics	1.2	10
5. XPO Logistics	0.9	3	5. Kuehne + Nagel	1.1	7
6. UPS	0.9	2	6. DSV Air and Sea Inc.	1.0	5
7. NFI	0.8	2	7. Home Depot	1.0	7
8. U.S. Government	0.8	1	8. FedEx	0.9	3
9. Geodis	0.8	2	9. Wal-Mart	0.8	5
10. DHL	0.7	2	10. CEVA Logistics	0.7	5
Top 10 Customers	14.5	38	Top 10 Customers	12.4	79
11. Kimberly-Clark Corporation	0.7	3	11. Nippon Express	0.7	3
12. PepsiCo	0.7	3	12. UPS	0.6	4
13. Office Depot	0.6	2	13. BMW	0.6	4
14. DSV Air and Sea Inc.	0.5	2	14. DB Schenker	0.6	4
15. Ingram Micro	0.5	2	15. Hitachi	0.6	2
16. Best Buy	0.5	1	16. Ingram Micro	0.5	4
17. Kuehne + Nagel	0.5	1	17. U.S. Government	0.5	1
18. APL Logistics	0.5	2	18. Panalpina	0.4	3
19. Georgia-Pacific Corporation	0.4	1	19. PepsiCo	0.3	3
20. Kohler	0.4	3	20. Office Depot	0.3	2
21. C&S Wholesale Grocers	0.4	1	21. Best Buy	0.3	2
22. Kellogg's	0.4	2	22. APL Logistics	0.3	3
23. Essendant	0.4	2	23. Kimberly-Clark Corporation	0.3	3
24. Ford Motor Company	0.3	1	24. Tesco	0.3	2
25. Mondelez International	0.3	1	25. Schneider Electric	0.3	1
Top 25 Customers	21.6	65	Top 25 Customers	19.0	120

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

In our Strategic Capital segment, we view our partners and investors as our customers. At December 31, 2017, in our private ventures, we partnered with approximately 100 investors, several of which invest in multiple ventures.

Employees

The following table summarizes our employee base at December 31, 2017:

Regions	Number of Employees
U.S. (1)	835
Other Americas	130
Europe	370
Asia	230
Total	1,565

(1)	This includes employees who were employed in the U.S. but also support other regions.

We allocate our employees who perform property management functions to our Real Estate Operations segment and Strategic Capital segment based on the square footage of the respective portfolios. Employees who perform only Strategic Capital functions are allocated directly to that segment.

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

INSURANCE COVERAGE

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage typically includes property damage and rental loss insurance resulting from such perils as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self-insurance and a wholly-owned captive insurance entity. The costs to insure our properties are primarily covered through reimbursements from our customers. We believe our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. See further discussion in Item 1A. Risk Factors.

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our business and financial condition, including but not limited to, our financial position, results of operations, cash flow, ability to make distributions and payments to security holders and the market value of our securities. These risks relate to Prologis as well as our investments in consolidated and unconsolidated entities and include among others, (i) general risks; (ii) risks related to our business; (iii) risks related to financing and capital; and (iv) income tax risks.

General Risks

As a global company, we are subject to social, political and economic risks of doing business in many countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2017, we generated approximately $416 million or 15.9% of our revenues from operations outside the U.S. Circumstances and developments related to international and U.S. operations that could negatively affect us include, but are not limited to, the following factors:

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

•	unexpected changes in regulatory requirements, tax, tariffs and other laws within the countries in which we operate;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

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

We pursue growth opportunities in international markets where the U.S. dollar is not the functional currency. At December 31, 2017, approximately $7.4 billion or 25.1% of our total consolidated assets were invested in a currency other than the U.S. dollar, primarily the Brazilian real, British pound sterling, Canadian dollar, euro and Japanese yen. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations and debt covenant ratios. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

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

At December 31, 2017, 33.7% of our consolidated operating properties or $7.7 billion (based on consolidated gross book value, or investment before depreciation) were located in California, which represented 27.4% of the aggregate square footage of our operating properties and 34.1% of our NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our business.

In addition to California, we also have significant holdings (defined as more than 3% of total consolidated investment before depreciation) in operating properties in certain markets located in Atlanta, Central and Eastern Pennsylvania, Chicago, Dallas/Fort Worth, New Jersey/New York City, Seattle and South Florida. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.

Our owned and managed portfolio, which includes our wholly-owned properties and properties included in our co-investment ventures, has concentrations of properties in the same markets mentioned above, as well as in markets in France, Germany, Japan, Mexico, Netherlands, Poland and the U.K., and are subject to the economic conditions in those markets.

A number of our investments, both wholly-owned and owned through co-investment ventures, are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in our markets in California and Seattle. International properties located in active seismic areas include Japan and Mexico. We generally carry earthquake insurance on our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles, if we believe it is commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and in some specific instances have elected to self-insure our earthquake exposure based on this analysis. We have elected not to carry earthquake insurance for our assets in Japan based on this analysis.

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

At December 31, 2017, we had investments in real estate containing approximately 399 million square feet held through co-investment ventures, both public and private. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.

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

We are also exposed to potential physical risks from possible future changes in climate. Our logistics facilities may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. We do not currently consider ourselves to be exposed to regulatory risks related to climate change, as our operations generally do not emit a significant amount of greenhouse gases. However, we may be adversely impacted as a real estate developer in the future by potential impacts to the supply chain or stricter energy efficiency standards for buildings. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Our insurance coverage does not include all potential losses.

We and our unconsolidated co-investment ventures carry insurance coverage including property damage and rental loss insurance resulting from certain perils such as fire and additional perils as covered under an extended coverage policy, namely windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our co-investment ventures are adequately insured. Certain losses, however, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, generally are not insured against or not fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and future revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

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

At December 31, 2017, our credit ratings were A3 from Moody’s and A- from S&P, both with stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

We depend on external sources of capital.

To qualify as a REIT, we are required each year to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to our stockholders and we may be subject to tax to the extent our taxable income is not fully distributed. Historically, we have satisfied these distribution requirements by making cash distributions to our stockholders, but we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. For distributions with respect to taxable years that end on or before December 31, and in some cases declared as late as December 31, a REIT can satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock if certain conditions are met. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Furthermore, to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.

Our stockholders may experience dilution if we issue additional common stock or units in the OP.

Any additional future issuance of common stock or OP units will reduce the percentage of our common stock and units owned by investors. In most circumstances, stockholders and unitholders will not be entitled to vote on whether or not we issue additional common stock or units. In addition, depending on the terms and pricing of any additional offering of our common stock or units and the value of the properties, our stockholders and unitholders may experience dilution in both book value and fair value of their common stock or units.

Income Tax Risks

The failure of Prologis, Inc. to qualify as a REIT would have serious adverse consequences.

Prologis, Inc. elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 1997. We believe Prologis, Inc. has been organized and operated to qualify as a REIT under the Internal Revenue Code and believe that the current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable Prologis, Inc. to continue to qualify as a REIT. However, it is possible that we are organized or have operated in a manner that would not allow Prologis, Inc. to qualify as a REIT, or that our future operations could cause Prologis, Inc. to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some annually and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT, Prologis, Inc. must derive at least 95% of its gross income in any year from qualifying sources. In addition, Prologis, Inc. must pay dividends to its stockholders aggregating annually at least 90% of its taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a REIT are more complicated for Prologis, Inc. because we hold assets through the OP.

If Prologis, Inc. fails to qualify as a REIT in any taxable year, we will be required to pay federal income tax (including, for taxable years prior to 2018, any applicable alternative minimum tax) on taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, Prologis, Inc. would be disqualified from treatment as a REIT for the four taxable years following the year in which it lost the qualification. If Prologis, Inc. lost its REIT status, our net earnings would be significantly reduced for each of the years involved.

Furthermore, we own a direct or indirect interest in certain subsidiary REITs that elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT 95% gross income test. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to U.S. federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT would have an adverse effect on the ability of Prologis, Inc. to comply with the REIT income and asset tests, and thus its ability to qualify as a REIT.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. and foreign income tax laws applicable to investments in real estate, REITs, similar entities and investments. Additional changes are likely to continue to occur in the future, both in and outside of the U.S. and may impact our taxation or that of our stockholders. New tax legislation was enacted on December 22, 2017 and provides for significant changes to the U.S. federal income tax laws, including the reduction of the corporate tax rate, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense) and significant changes in the taxation of earnings from non-U.S. sources. Some of these changes could have an adverse impact on us, our business, and the results of our operations. The new rules are complex and lack developed administrative guidance; thus, the impact of certain aspects of these provisions on us is currently unclear. Technical corrections or other amendments to the new rules, and administrative guidance interpreting the new rules, may be forthcoming at any time or may be significantly delayed.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

GEOGRAPHIC DISTRIBUTION

We predominately invest in logistics facilities. Our properties are typically used for distribution, storage, packaging, assembly and light manufacturing of consumer products. The vast majority of our operating properties are used by our customers for bulk distribution.

The following tables provide details of our consolidated operating properties, investment in land and development portfolio. We have also included operating property information for our owned and managed portfolio. The owned and managed portfolio includes the properties we consolidate and the properties owned by our unconsolidated co-investment ventures reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share.

Included in the operating property information below for our consolidated operating properties are 404 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2017, or generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2017.

Dollars and square feet in the following tables are in millions and items notated by ‘0‘ indicate an amount that rounds to less than one million:

	Consolidated Operating Properties			Owned and Managed
Region	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	15	$710	$76	18	$872
Baltimore/Washington D.C.	4	327	30	7	679
Central and Eastern Pennsylvania	14	917	-	17	1,115
Central Valley California	10	573	11	12	725
Chicago	28	1,894	50	36	2,481
Dallas/Fort Worth	21	1,121	132	26	1,538
Houston	7	425	20	14	916
Las Vegas	7	511	18	8	629
New Jersey/New York City	26	2,553	167	32	3,286
San Francisco Bay Area	16	1,737	10	20	2,095
Seattle	9	856	42	16	1,571
South Florida	9	1,026	34	15	1,541
Southern California	56	5,411	106	73	7,160
Remaining Markets - U.S. (17 markets) (2)	46	2,340	126	62	3,292
Subtotal U.S.	268	20,401	822	356	27,900
Other Americas:
Brazil	7	517	-	10	718
Canada	9	745	156	9	745
Mexico	2	113	-	36	2,165
Subtotal Other Americas	18	1,375	156	55	3,628
Europe:
Belgium	-	-	-	3	208
Czech Republic	-	-	-	11	822
France	1	64	-	33	2,551
Germany	1	50	-	24	2,003
Hungary	0	4	-	7	443
Italy	-	-	-	9	576
Netherlands	0	24	-	19	1,675
Poland	1	62	-	25	1,572
Slovakia	0	12	-	4	254
Spain	1	60	-	9	697
Sweden	1	47	-	5	420
U.K.	1	79	-	23	3,214
Subtotal Europe	6	402	-	172	14,435
Asia:
China	1	43	-	15	774
Japan	3	340	-	29	4,965
Singapore	1	140	-	1	140
Subtotal Asia	5	523	-	45	5,879
Total operating portfolio (3)	297	22,701	978	628	51,842
Value-added properties (4)	2	181	-	2	245
Total operating properties	299	$22,882	$978	630	$52,087

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Region	Acres	Estimated Build Out Potential (square feet) (5)	Current Investment	Rentable Square Footage Upon Completion	TEI (6)
U.S.:
Atlanta	54	1	$6	1	$34
Baltimore/Washington D.C.	41	1	16	-	-
Central and Eastern Pennsylvania	29	0	8	-	-
Central Valley California	1,046	21	103	3	246
Chicago	151	3	15	0	36
Dallas/Fort Worth	38	1	8	2	139
Houston	185	3	17	-	-
Las Vegas	50	1	7	1	93
New Jersey/New York City	56	1	28	1	186
San Francisco Bay Area	-	-	-	0	31
Seattle	9	0	14	1	186
South Florida	175	3	122	1	54
Southern California	93	1	32	2	166
Remaining Markets - U.S. (17 markets)	283	4	35	2	120
Subtotal U.S.	2,210	40	411	14	1,291
Other Americas:
Brazil	531	12	166	-	-
Canada	159	3	45	0	27
Mexico	508	10	111	2	160
Subtotal Other Americas	1,198	25	322	2	187
Europe:
Belgium	45	1	14	-	-
Czech Republic	117	2	22	1	49
France	262	5	45	1	87
Germany	36	1	12	1	80
Hungary	281	5	19	-	-
Italy	70	1	8	1	93
Netherlands	39	1	25	1	92
Poland	447	8	45	0	4
Slovakia	204	4	25	1	62
Spain	64	2	28	1	79
Sweden	-	-	-	0	30
U.K.	137	2	47	1	86
Subtotal Europe	1,702	32	290	8	662
Asia:
China	-	-	-	-	-
Japan	81	5	131	4	701
Singapore	-	-	-	-	-
Subtotal Asia	81	5	131	4	701
Total land and development portfolio	5,191	102	$1,154	28	$2,841

(1)

Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $2 million of encumbrances related to other real estate properties not included in Real Estate Operations. See Schedule III – Real Estate and Accumulated Depreciation to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional identification of the properties pledged.

(2)	No remaining market within the U.S. represented more than 2% of the total gross book value of the consolidated operating properties.

(3)

Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented as Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our owned and managed operating portfolio. At December 31, 2017, we had net investments in real estate properties that were expected to be contributed to our co-investment ventures totaling $311 million aggregating 5 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(4)

Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to a higher and better use.

(5)	Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(6)

TEI is based on current projections and is subject to change. As noted in the table below, our current investment is $1.6 billion, leaving approximately $1.2 billion of additional required funding. At December 31, 2017, based on TEI, approximately 75% of the properties under development in the development portfolio were expected to be completed by December 31, 2018, and approximately 22% of the properties in the development portfolio were already completed but not yet stabilized. The remainder of our properties under development were expected to be completed before July 2019.

The following table summarizes our investment in consolidated real estate properties at December 31, 2017 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$22,586
Development portfolio, including cost of land	1,594
Land	1,154
Other real estate investments (1)	505
Total consolidated real estate properties	$25,839

(1)

Included in other real estate investments were: (i) non-logistics real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) costs related to future development projects, including purchase options on land; (v) infrastructure costs related to projects we are developing on behalf of others; and (vi) earnest money deposits associated with potential acquisitions.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the average term for leases signed in 2017 was 54 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2017 (dollars and square feet in millions):

			NER
	Number of Leases	Occupied Square Feet	Dollars	Percent of Total	Dollars Per Square Foot
2018	566	31	$168	10.6%	$5.34
2019	639	47	231	14.6%	4.92
2020	607	33	182	11.5%	5.55
2021	585	44	237	14.9%	5.42
2022	517	42	236	14.8%	5.60
2023	243	25	142	9.0%	5.79
2024	118	13	80	5.1%	6.05
2025	87	14	85	5.3%	5.98
2026	35	7	46	2.9%	6.46
2027	57	9	54	3.4%	6.03
Thereafter	55	20	126	7.9%	6.42
	3,509	285	$1,587	100.0%	$5.57
Month to month	107	4
Total Consolidated	3,616	289

CO-INVESTMENT VENTURES

Included in our owned and managed portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2017 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Ventures
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	67	$5,931	$31	$106
Total	67	$5,931	$31	$106

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	88	$7,543	$-	$34
Other Americas:
FIBRA Prologis	35	2,052	4	-
Europe:
Prologis European Logistics Fund (“PELF”)	106	9,565	11	59
Prologis European Logistics Partners Sàrl (“PELP”)	58	4,203	30	6
Prologis UK Logistics Venture (“UKLV”)	2	285	110	220
Subtotal Europe	166	14,053	151	285
Asia:
Nippon Prologis REIT (“NPR”)	26	4,625	-	-
Prologis China Logistics Venture	14	731	80	879
Subtotal Asia	40	5,356	80	879
Other:
Brazil joint ventures	3	201	-	-
Total	332	$29,205	$235	$1,198

For more information regarding our unconsolidated and consolidated co-investment ventures, see Notes 5 and 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 3. Legal Proceedings

From time to time, we and our co-investment ventures are parties to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters to which we are currently a party, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial position or results of operations.

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

	High	Low	Dividends
2017
Fourth Quarter	$67.53	$62.99	$0.44
Third Quarter	$65.49	$56.59	$0.44
Second Quarter	$59.49	$51.66	$0.44
First Quarter	$54.25	$48.33	$0.44
2016
Fourth Quarter	$53.51	$45.93	$0.42
Third Quarter	$54.87	$48.46	$0.42
Second Quarter	$50.74	$43.45	$0.42
First Quarter	$44.26	$35.25	$0.42

Our future common stock dividends, if and as declared, may vary and will be determined by the Board upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements. These dividends, if and as declared, may be adjusted at the discretion of the Board during the year.

On February 12, 2018, we had approximately 533,054,000 shares of common stock outstanding, which were held of record by approximately 4,400 stockholders.

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2012, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2012, to December 31, 2017. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2012, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2017, and 2016, we had 1.4 million and 1.6 million shares of the Series Q preferred stock with a liquidation preference of $50 per share. Dividends payable per share were $4.27 for the years ended December 31, 2017, and 2016.

For more information regarding dividends, see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2017, we issued an aggregate of 1.5 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. See Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information. The issuance of the shares of common stock was undertaken in reliance upon the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 10 and 13 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2018 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. Selected Financial Data

The following table summarizes selected financial data related to our historical financial condition and results of operations for both Prologis, Inc. and Prologis, L.P. (in millions, except for per share and unit amounts):

	2017	2016	2015	2014	2013
Operating Data:
Total revenues	$2,618	$2,533	$2,197	$1,761	$1,750
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	$1,183	$757	$759	$726	$715
Consolidated net earnings	$1,761	$1,293	$926	$739	$230
Net earnings per share attributable to common stockholders and unitholders – Basic (1)	$3.10	$2.29	$1.66	$1.25	$0.65
Net earnings per share attributable to common stockholders and unitholders – Diluted (1)	$3.06	$2.27	$1.64	$1.24	$0.64
Dividends per common share and distributions per common unit	$1.76	$1.68	$1.52	$1.32	$1.12
Consolidated Balance Sheet Data:
Total assets	$29,481	$30,250	$31,395	$25,775	$24,534
Total debt	$9,413	$10,608	$11,627	$9,337	$8,973
FFO (2):
Reconciliation of net earnings to FFO:
Net earnings attributable to common stockholders	$1,642	$1,203	$863	$622	$315
Total NAREIT defined adjustments	101	534	461	299	504
Total our defined adjustments	52	(35)	(15)	(33)	36
FFO, as modified by Prologis (2)	$1,795	$1,702	$1,309	$888	$855
Total core defined adjustments	(244)	(302)	(128)	65	(42)
Core FFO (2)	$1,551	$1,400	$1,181	$953	$813

(1)

In 2014, the accounting standard changed for classifying and reporting discontinued operations and none of our dispositions since adoption met the qualifications to be reported as discontinued operations. In 2013, our net earnings per share attributable to common stockholders and unitholders for basic and diluted included $0.25 per share attributable to discontinued operations.

(2)

FFO; FFO, as modified by Prologis and Core FFO are non-GAAP measures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our definition of FFO measures and a complete reconciliation to net earnings.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report and the matters described under Item 1A. Risk Factors.

MANAGEMENT’S OVERVIEW

Summary of 2017

During the year ended December 31, 2017, operating fundamentals remained strong for our owned and managed portfolio and we ended the year with occupancy of 97.2%. See below for the results of our two business segments and details of operating activity of our owned and managed portfolio.

In 2017, we completed the following significant activities as further described in the accompanying notes to the Consolidated Financial Statements:

•	We completed several transactions that repositioned our portfolio and streamlined our co-investment ventures, including:

o

In January, we sold our investment in Europe Logistics Venture 1 (“ELV”) to our venture partner for $84 million and ELV contributed its properties to Prologis Targeted Europe Logistics Fund (“PTELF”) in exchange for equity interests.

o

In February, we formed UKLV, in which we have a 15.0% ownership interest. This unconsolidated co-investment venture was formed for investment in the U.K. and currently holds stabilized properties, properties under development and land.

o

In March, we acquired our remaining partner’s interest in Prologis North American Industrial Fund (“NAIF”), a consolidated co-investment venture, for $710 million. In July, we contributed 190 operating properties owned by NAIF to USLF. We received cash proceeds and additional units, which increased our ownership interest to 27.1%, and USLF assumed secured debt.

o

In March, we purchased our venture partner’s interest in the Prologis Brazil Logistics Partners Fund I (“Brazil Fund”), a consolidated co-investment venture, for $80 million to own 100% of the venture. In August, we acquired our partner’s interest in certain unconsolidated joint ventures in Brazil for an aggregate price of R$1.2 billion ($382 million). As a result of these transactions, we consolidate the majority of our investments in Brazil.

o

In October, the assets and related liabilities of PTELF were contributed to Prologis European Properties Fund II (“PEPF II”) in exchange for units, and PEPF II was renamed PELF. In connection with the transaction, we exchanged our units in PTELF for new units in PELF resulting in our ownership interest decreasing to 25.6%, however, our economic investment did not substantially change.

o	As a result of these activities, we had eight unconsolidated co-investment ventures at December 31, 2017.

o

In addition to the transactions discussed above, we also contributed properties to existing co-investment ventures in Europe, Japan and Mexico and we disposed of non-strategic operating properties to third parties, primarily in the U.S.

o	These transactions generated proceeds of $4.5 billion and realized net gains of $1.2 billion.

•	In February, we amended our Japanese yen revolver and increased the total borrowing capacity to ¥50.0 billion ($444 million at December 31, 2017).

•

In June, we issued £500 million ($645 million) of senior notes with an effective interest rate of 2.3%, maturing in June 2029, at 99.9% of par value. Following the issuance, we used the cash proceeds to redeem $618 million of previously issued senior notes, maturing in 2019, with an average coupon rate of 5.4%.

RESULTS OF OPERATIONS

We evaluate our business operations based on the NOI of our two operating segments: Real Estate Operations and Strategic Capital. NOI by segment is a non-GAAP financial measure that is calculated using revenues and expenses directly from our financial statements. We consider NOI by segment to be an appropriate supplemental measure of our performance because it helps management and investors understand the core operations of our real estate assets.

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements (in millions). Each segment’s NOI is reconciled to a line item in the Consolidated Financial Statements in the respective segment discussion below.

	2017	2016	2015
Real Estate Operations – NOI	$1,662	$1,646	$1,368
Strategic Capital – NOI	219	175	109
General and administrative expenses	(231)	(222)	(217)
Depreciation and amortization expenses	(879)	(931)	(880)
Operating income	$771	$668	$380

See Note 18 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenues, rental recoveries and rental expenses recognized from our consolidated properties. We allocate the costs of our property management functions to the Real Estate Operations segment through Rental Expenses and the Strategic Capital segment through Strategic Capital Expenses based on the square footage of the relative portfolios as compared to our total owned and managed portfolio. The operating fundamentals in the markets in which we operate continue to be strong, which has driven rents higher, kept occupancies high and has fueled development activity. This segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Operations revenues, expenses and NOI (in millions), derived directly from line items in the Consolidated Financial Statements.

	2017	2016	2015
Rental revenues	$1,738	$1,735	$1,536
Rental recoveries	487	486	437
Development management and other revenues	19	8	6
Rental expenses	(570)	(569)	(544)
Other expenses	(12)	(14)	(67)
Real Estate Operations – NOI	$1,662	$1,646	$1,368

The change in Real Estate Operations NOI during these periods were impacted by the following items (in millions of dollars):

(1)

The impact from acquisitions in 2016 from 2015 was primarily due to the acquisition of the real estate assets and operating platform of KTR Capital Partners and its affiliates (“KTR”) in May 2015, which generated an additional $152 million of net revenues, including a decrease of $25 million in acquisition costs, in 2016. Approximately 45% of KTR activity is offset in Net Earnings Attributable to Noncontrolling Interests for our venture partner’s share. See Note 3 in the Consolidated Financial Statements for further detail on the KTR transaction.

(2)

During these periods, we experienced increased occupancy and positive rent rate growth. Rent rate growth (or rent change) is a combination of the rollover of existing leases and increases in certain rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease is signed, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, would impact the rental revenues we recognize. See below for key metrics on occupancy and rent change on rollover for the consolidated operating portfolio.

(3)

A developed property moves into the operating portfolio when it meets stabilization. The property is considered stabilized when a development project has been completed for one year or at least 90% occupied, whichever occurs first. During these periods, NOI increased as developments stabilized. See below for key metrics on our development stabilizations for our consolidated properties.

(4)	Contribution and disposition activity increased in 2017, compared to 2016, primarily due to the contribution of the NAIF operating properties to USLF.

(5)

Other items include property tax expense recoveries, noncash adjustments for the amortization of above or below market leases, non-recoverable expenses, termination fees and changes in foreign currency exchange rates.

Below are key operating metrics of our consolidated operating portfolio over the last three years:

Development Start Activity

The following table summarizes consolidated development starts (dollars and square feet in millions):

	2017 (1)	2016	2015
Number of new development projects during the period	74	73	62
Estimated build out potential (square feet)	25	22	18
TEI	$2,261	$1,754	$1,643
Percentage of build-to-suits based on TEI	48.5%	42.2%	47.2%

(1)	We expect our properties under development at December 31, 2017, to be completed before July 2019.

Development Stabilization Activity

The following table summarizes consolidated development stabilization activity (dollars and square feet in millions):

	2017	2016	2015
Number of development projects stabilized during the period	76	75	63
Square feet upon completion	24	27	21
TEI	$1,949	$2,178	$1,595
Weighted average expected yield on TEI (1)	6.5%	6.6%	7.2%
Estimated value at completion	$2,509	$2,723	$2,109
Estimated weighted average margin	28.8%	25.0%	32.2%

(1)	We calculate the weighted average expected yield on TEI as estimated NOI assuming stabilized occupancy divided by TEI.

For information on our development portfolio at December 31, 2017, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in renovating, rehabilitating and improving our operating properties as part of the investment basis. The following graph summarizes our capital expenditures on operating properties within our consolidated operating portfolio (in millions):

Strategic Capital

This operating segment includes revenues from asset and property management and other fees for services performed, as well as promotes earned from the unconsolidated co-investment ventures. Revenues associated with the Strategic Capital segment fluctuate because of the size of co-investment ventures under management, the transactional activity in the ventures and the timing of promotes. These revenues are reduced generally by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the square footage of the relative portfolios as compared to our total owned and managed portfolio.

Below are the components of Strategic Capital revenues, expenses and NOI, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2017	2016	2015
Strategic capital revenues	$374	$304	$217
Strategic capital expenses	(155)	(129)	(108)
Strategic Capital – NOI	$219	$175	$109

Below is additional detail of our Strategic Capital revenues, expenses and NOI (in millions):

	U.S. (1)			Other Americas			Europe			Asia			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Strategic capital revenues ($)
Recurring fees (2)	47	33	31	23	21	20	88	84	71	39	38	32	197	176	154
Non-recurring fees (3)	10	6	8	2	2	2	15	14	12	22	17	11	49	39	33
Promote revenues (4)	120	-	-	4	-	-	4	89	30	-	-	-	128	89	30
Strategic capital expense ($)	(70)	(41)	(41)	(12)	(10)	(9)	(39)	(43)	(27)	(34)	(35)	(31)	(155)	(129)	(108)
Strategic Capital - NOI ($)	107	(2)	(2)	17	13	13	68	144	86	27	20	12	219	175	109

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

(2)	Recurring fees include asset and property management fees.

(3)	Non-recurring fees include leasing commission, acquisition and other transactional fees.

(4)

The promote revenues represent the third-party partners’ share based on the venture’s cumulative returns to investors over a certain time-period, generally three years. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses, as vested.

The following real estate investments were held through our unconsolidated co-investment ventures at December 31 (dollars and square feet in millions):

	U.S. (1)			Other Americas (2)			Europe (3)			Asia			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Ventures	1	1	1	2	2	2	3	4	4	2	2	2	8	9	9
Operating properties	552	369	391	205	213	205	707	700	688	95	85	66	1,559	1,367	1,350
Square feet	88	50	50	37	42	39	166	163	159	41	36	29	332	291	277
Total assets ($)	7,062	4,238	4,408	2,118	2,793	2,482	13,586	10,853	11,343	6,133	5,173	4,320	28,899	23,057	22,553

(1)	We acquired our partner’s interest in NAIF, a consolidated co-investment venture, and contributed 190 operating properties owned by NAIF to USLF in 2017.

(2)	We acquired our partner’s interest in certain joint ventures in Brazil in 2017.

(3)

In 2017, we had the following activity in Europe: (i) sold our investment in ELV to our venture partner and ELV contributed its properties to PTELF; (ii) the assets and related liabilities of PTELF were contributed to PEPF II in exchange for units; and PEPF II was renamed PELF; and (iii) we formed the co-investment venture UKLV.

See Note 5 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses remained relatively flat at $231 million, $222 million and $217 million for 2017, 2016 and 2015, respectively.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other G&A costs. The following table summarizes capitalized G&A amounts (in millions):

	2017	2016	2015
Building and land development activities	$63	$61	$63
Leasing activities (1)	24	24	21
Operating building improvements and other	15	16	16
Total capitalized G&A expenses	$102	$101	$100
Capitalized salaries and related costs as a percent of total salaries and related costs	24.4%	26.0%	27.6%

(1)	Due to a new accounting standard effective January 1, 2019, we expect a change in capitalized leasing activities. See Note 2 to the Consolidated Financial Statements for additional information.

Depreciation and Amortization Expenses

The following table highlights the key changes in depreciation and amortization expenses during these periods (in millions of dollars):

(1)	The increase in depreciation and amortization expense in 2016 from 2015 related to acquisitions was primarily due to the KTR transaction in 2015.

(2)	The decrease in depreciation and amortization expense in 2017 from 2016 was primarily due to the contribution of the NAIF operating properties to USLF in 2017.

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

Our owned and managed operating portfolio does not include value-added properties or properties held for sale to third parties and was as follows at December 31 (square feet in millions):

	2017			2016			2015
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,532	297	97.3%	1,777	332	97.0%	1,872	334	97.1%
Unconsolidated	1,557	331	97.1%	1,359	290	97.2%	1,331	273	96.7%
Total	3,089	628	97.2%	3,136	622	97.1%	3,203	607	96.9%

Operating Activity

Below is information summarizing the leasing activity of our owned and managed operating portfolio over the last three years:

(1)	We retained more than 75% of our customers, based on the total square feet of leases signed, for each year during the three-year period ended December 31, 2017.

(2)	Turnover costs are defined as leasing commissions and tenant improvements and represent the obligations incurred in connection with the signing of a lease.

Same Store Analysis

We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, which eliminates the effects of changes in the composition of the portfolio. We have defined the same store portfolio, for the three months ended December 31, 2017, as those owned and managed properties that were in operation at January 1, 2016, and have been in operation throughout the same three-month periods in both 2017 and 2016 (including development properties that have been completed and available for lease). We have removed all properties that were disposed of to a third party or were classified as held for sale to a third party from the population for both periods. We believe the factors that affect rental revenues, rental recoveries, rental expenses and NOI in the same store portfolio are generally the same as for the total operating portfolio. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the recent period end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental recoveries, rental expenses and property NOI for each quarter in 2017 and 2016 to the full year, as included in the Consolidated Statements of Income and within Note 20 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2017
Rental revenues	$440	$448	$416	$434	$1,738
Rental recoveries	127	128	115	117	487
Rental expenses	(153)	(148)	(129)	(140)	(570)
Property NOI	$414	$428	$402	$411	$1,655
2016
Rental revenues	$437	$426	$436	$436	$1,735
Rental recoveries	117	120	124	125	486
Rental expenses	(146)	(141)	(141)	(141)	(569)
Property NOI	$408	$405	$419	$420	$1,652

	Three Months Ended December 31,
	2017	2016	Percentage Change
Rental revenues (1) (2)
Consolidated:
Rental revenues (per the quarterly information table above)	$434	$436
Rental recoveries (per the quarterly information table above)	117	125
Consolidated adjustments to derive same store results:
Rental revenues and recoveries of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(74)	(66)
Effect of changes in foreign currency exchange rates and other	(9)	-
Unconsolidated co-investment ventures – rental revenues	525	463
Owned and managed same store portfolio – rental revenues (2)	$993	$958	3.7%
Rental expenses (1) (3)
Consolidated:
Rental expenses (per the quarterly information table above)	$140	$141
Consolidated adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(32)	(22)
Effect of changes in foreign currency exchange rates and other	18	13
Unconsolidated co-investment ventures – rental expenses	124	105
Owned and managed same store portfolio – rental expenses (3)	$250	$237	5.3%
NOI (1)
Consolidated:
Property NOI (per the quarterly information table above)	$411	$420
Consolidated adjustments to derive same store results:
Property NOI of properties not in the same store portfolio – properties developed, acquired and sold to third parties during the period and land subject to ground leases	(42)	(44)
Effect of changes in foreign currency exchange rates and other	(27)	(13)
Unconsolidated co-investment ventures – property NOI	401	358
Owned and managed same store portfolio – NOI	$743	$721	3.2%

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $249 million, $206 million and $159 million during 2017, 2016 and 2015, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 5 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense (dollars in millions):

	2017	2016	2015
Gross interest expense	$328	$383	$394
Amortization of discount (premium) and debt issuance costs, net	1	(15)	(32)
Capitalized amounts	(55)	(65)	(61)
Net interest expense	$274	$303	$301
Weighted average effective interest rate during the year	3.2%	3.3%	3.3%

Our overall debt decreased by $1.2 billion from December 31, 2016 to December 31, 2017, primarily from USLF assuming secured debt in conjunction with our contribution of real estate properties. Gross interest expense decreased in 2017, compared to the same period in 2016, principally due to decreased secured debt as a result of the USLF contribution and pay downs, and lower interest rates due to the change in the composition of our senior notes. Gross interest expense decreased in 2016, compared with 2015, principally from lower outstanding debt balances from the repayment of the senior term loan related to the KTR acquisition and lower borrowing costs during 2016.

See Note 9 to the Consolidated Financial Statements for a further breakdown of gross interest expense, amortization and capitalized amounts included in net interest expense. See the Liquidity and Capital Resources section for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments Upon Acquisition of a Controlling Interest, Net

During 2017, 2016 and 2015, we recognized gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net of $1.2 billion, $757 million, and $759 million. We utilized the proceeds from both contributions and dispositions to fund our capital investments.

Over the last three years, we contributed properties, generally that we developed, to our co-investment ventures in Europe, Japan and Mexico. In 2017, we also contributed a significant portfolio of operating properties to USLF. We have also sold properties to third parties, primarily from our operating portfolio in the U.S. These dispositions have supported our strategic objective of owning a portfolio of high-quality properties in the most active centers of commerce. We expect to continue to develop and contribute properties to these ventures, depending on market conditions and other factors.

For the three-year period ended December 31, 2017, we recognized a gain in connection with contributions to the extent of the third-party ownership in the venture acquiring the property. Beginning in 2018, we will recognize the entire gain under the new revenue recognition standard, as discussed in Note 2 to the Consolidated Financial Statements.

See Note 4 and 5 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses), Net

The following table details our foreign currency and derivative gains (losses), net included in earnings (in millions):

	2017	2016	2015
Realized foreign currency and derivative gains (losses):
Gains on the settlement of unhedged derivative transactions	$13	$3	$15
Losses on the settlement of transactions	(2)	(3)	(4)
Total realized foreign currency and derivative gains	11	-	11

Unrealized foreign currency and derivative gains (losses):
Gains (losses) on the change in fair value of unhedged derivative transactions	(74)	10	16
Gains (losses) on remeasurement of certain assets and liabilities (1)	5	(2)	(20)
Gains on embedded derivative, including amortization (settled March 2015)	-	-	5
Total unrealized foreign currency and derivative gains (losses)	(69)	8	1
Total foreign currency and derivative gains (losses), net	$(58)	$8	$12

(1)

These gains or losses were primarily related to the remeasurement of assets and liabilities that are denominated in currencies other than the functional currency of the entity, such as short-term intercompany loans between the U.S. parent and certain foreign consolidated subsidiaries, debt and tax receivables and payables.

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative policies and Note 16 to the Consolidated Financial Statements for more information about our derivative transactions.

Gains (Losses) on Early Extinguishment of Debt, Net

We repurchased and redeemed portions of several series of senior notes, term loans and secured mortgage debt that resulted in the recognition of losses of $68 million and $86 million in 2017 and 2015, respectively, and a gain of $2 million in 2016. As a result of these transactions, we reduced our effective interest rate and lengthened the maturities of our debt. See Note 9 to the Consolidated Financial Statements for more information regarding our debt repurchases.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and the local, state and foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the U.S. or in foreign jurisdictions.

The following table summarizes our income tax expense (benefit) (in millions):

	2017	2016	2015
Current income tax expense:
Income tax expense	$39	$36	$24
Income tax expense on dispositions	19	24	-
Income tax expense on dispositions related to acquired tax liabilities	2	-	4
Total current income tax expense	60	60	28

Deferred income tax benefit:
Income tax benefit	(3)	(5)	(1)
Income tax benefit on dispositions related to acquired tax liabilities	(2)	-	(4)
Total deferred income tax benefit	(5)	(5)	(5)
Total income tax expense	$55	$55	$23

Our income taxes are discussed in more detail in Note 14 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated from consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period.

The following table summarizes net earnings attributable to noncontrolling interests (in millions):

	2017	2016	2015
Prologis U.S. Logistics Venture (1)	$60	$18	$38
Prologis North American Industrial Fund (2)	3	23	4
Other consolidated entities	1	7	3
Prologis, L.P.	64	48	45
Limited partners in Prologis, L.P.	45	35	11
Prologis, Inc.	$109	$83	$56

(1)	The third-party share of the promote earned from USLV is included in 2016.

(2)	We acquired our remaining partner’s interest in NAIF in 2017.

See Note 12 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

We recorded net gains of $63 million in 2017 and net losses of $136 million and $209 million in 2016 and 2015, respectively, in the Consolidated Statements of Comprehensive Income related to the foreign currency translation of our foreign subsidiaries into U.S. dollars upon consolidation and translation of our derivative and nonderivative net investment hedges. These net gains and losses were primarily due to the strengthening and weakening of the currencies in which we operate to the U.S. dollar.

During 2017, we recorded unrealized gains of $23 million and during 2016 and 2015, we recorded unrealized losses of $1 million and $17 million, respectively, in our Consolidated Statements of Comprehensive Income, related to the change in fair value of our cash flow hedges and our share of derivatives in our unconsolidated co-investment ventures.

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative policies and Note 16 to the Consolidated Financial Statements for more information about our derivative transactions and other comprehensive income (loss).

ENVIRONMENTAL MATTERS

See Note 17 in the Consolidated Financial Statements for further information about environmental liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We consider our ability to generate cash from operating activities, distributions from our co-investment ventures, contributions and dispositions of properties and available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service, dividend and distribution requirements.

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis, Inc. and distributions to the holders of limited partnership units of Prologis, L.P. and our partner in our consolidated co-investment venture, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2017, 85 properties in our development portfolio were 59.8% leased with a current investment of $1.6 billion and a TEI of $2.8 billion when completed and leased, leaving $1.2 billion of additional required funding);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $169 million in 2018;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•

acquisition of operating properties or portfolios of operating properties (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures); and

•

repurchase of our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($447 million at December 31, 2017);

•	property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures;

•	borrowing capacity under our current credit facility arrangements, other facilities or borrowing arrangements ($3.1 billion available at December 31, 2017); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our debt at December 31 (dollars in millions):

	2017	2016
Debt outstanding	$9,413	$10,608
Weighted average interest rate	2.9%	3.2%
Weighted average maturity in months	67	60

We had the following significant debt activity for 2017, which resulted in lowering our average borrowing rate and extending our maturities:

Credit Facilities	•In February, we renewed and amended our Japanese yen revolver (“Revolver”) and increased our availability under the Revolver to ¥50.0 billion ($444 million at December 31, 2017).
Senior Notes

•In June, we issued £500 million ($645 million) of senior notes with an effective interest rate of 2.3%, maturing in June 2029. We used the cash proceeds to redeem $618 million of previously issued senior notes with an average coupon rate of 5.4%.

Term Loans

•In March, we entered into an unsecured senior term loan agreement (“March 2017 Yen Term Loan”) under which we can draw up to ¥12.0 billion ($107 million at December 31, 2017). In the first quarter, we borrowed ¥12.0 billion ($107 million), causing the March 2017 Yen Term Loan to be fully drawn at December 31, 2017.

•In May, we renewed and amended our existing senior term loan agreement (“2017 Term Loan”) under which loans can be obtained in British pounds sterling, euro, Japanese yen and U.S. dollars in an aggregate amount not to exceed $500 million. We may increase the borrowings up to $1.0 billion, subject to obtaining additional lender commitments. We paid down $1.2 billion and reborrowed $1.5 billion in 2017. The 2017 Term Loan was fully drawn at December 31, 2017.

•In October, we entered into an unsecured senior term loan agreement (“October 2017 Yen Term Loan”) under which we can draw up to ¥10.0 billion ($89 million at December 31, 2017). In the fourth quarter of 2017, we borrowed ¥10.0 billion ($89 million), causing the October 2017 Yen Term Loan to be fully drawn at December 31, 2017.

Secured Mortgage Debt

•In July, USLF assumed $956 million of secured mortgage debt in conjunction with our contribution of the associated real estate properties, as discussed in Note 4 to the

Consolidated Financial Statements.

At December 31, 2017, we had credit facilities with an aggregate borrowing capacity of $3.5 billion, of which $3.1 billion was available for borrowing.

In January 2018, we issued €400 million ($495 million) senior notes bearing a floating rate of Euribor plus 0.3%, maturing in January 2020 and used the cash proceeds to repay borrowings under our 2017 Term Loan.

Our credit ratings at December 31, 2017, were A3 from Moody’s and A- from S&P, both with stable outlook. These ratings allow us to borrow at an advantageous rate. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2017, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

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

Cash Flow Summary

The following table summarizes our cash flow activity for the years ended December 31 (in millions):

	2017	2016	2015
Net cash provided by operating activities	$1,687	$1,417	$1,116
Net cash provided by (used in) investing activities	$543	$1,252	$(4,789)
Net cash provided by (used in) financing activities	$(2,607)	$(2,125)	$3,596

Cash Provided by Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation on our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $81 million, $94 million and $60 million for 2017, 2016 and 2015, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures. See the Strategic Capital Results of Operations section above for the key drivers of our strategic capital revenues and expenses. Included in Strategic Capital Revenues is the third-party investors’ share of the total promote revenue, which is recognized in operating activities in the period it is received.

•	G&A expenses. We incurred $231 million, $222 million and $217 million of G&A costs in 2017, 2016 and 2015, respectively.

•

Equity-based compensation awards. We record equity-based compensation expenses in Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A expenses. The total amounts expensed were $77 million, $60 million and $54 million in 2017, 2016 and 2015, respectively.

•

Distributions from unconsolidated entities. We received $307 million, $287 million and $285 million of distributions from our unconsolidated entities in 2017, 2016 and 2015, respectively. Certain co-investment ventures distribute the total promote (third-party investors’ and our share) and our share is recorded to Investment In and Advances to Unconsolidated Entities, and is recognized in operating activities in the period it is received.

•

Cash paid for interest and income taxes. We paid combined amounts for interest and income taxes of $325 million, $352 million and $370 million in 2017, 2016 and 2015, respectively. See Note 9 and Note 14 to the Consolidated Financial Statements for further information on this activity.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities is primarily driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is principally driven by our investments in real estate development, acquisitions and capital expenditures. See Note 4 to the Consolidated Financial Statements for further information on these real estate activities. In addition, the following significant transactions also impacted our cash provided by or used in investing activities:

•

Real estate development. We invested $1.6 billion during both 2017 and 2016 and $1.3 billion during 2015 in real estate development and leasing costs for first generation space. We have 63 properties under development and 22 properties that were completed but not stabilized at December 31, 2017, and we expect to continue to develop new properties as the opportunities arise.

•

Real estate acquisitions. In 2017, we acquired total real estate of $443 million, which included 861 acres of land and four operating properties. In 2016, we acquired total real estate of $459 million, which included 776 acres of land and nine operating properties. In 2015, we acquired total real estate of $890 million, which included 690 acres of land and 52 operating properties, excluding the KTR transaction.

•

KTR transaction. We acquired the real estate assets of KTR for a net cash purchase price of $4.8 billion through our consolidated co-investment venture USLV in 2015. See Note 3 to the Consolidated Financial Statements for more detail on the transaction.

•

Investments in and advances to. We invested cash in our unconsolidated co-investment ventures and other ventures, which represented our proportionate share of $250 million, $266 million and $474 million in 2017, 2016 and 2015, respectively. The ventures use the funds for the acquisition of operating properties, development and repayment of debt. See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Acquisition of a controlling interest. We paid net cash of $375 million to acquire a controlling interest in certain joint ventures in Brazil in 2017. See Note 4 to the Consolidated Financial Statements for more detail on this transaction.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $209 million, $777 million and $29 million during 2017, 2016 and 2015, respectively. Included in this amount for 2017 was $125 million from property dispositions within our unconsolidated co-investment ventures and $84 million from the disposition of our investment in ELV. Included in this amount for 2016 was $611 million from the redemption of a portion of our investments in PTELF and USLF and the remaining amount was from property dispositions within our unconsolidated co-investment ventures, primarily $68 million from Prologis European Logistics Partners Sàrl.

•

Repayment of notes receivable. We received $32 million and $203 million for the payment of notes receivable received in connection with dispositions of real estate to third parties in 2017 and 2016, respectively. See Note 7 to the Consolidated Financial Statements for further information about notes receivable.

•

Settlement of net investment hedges. We received net proceeds of $2 million, $80 million and $128 million from the settlement of net investment hedges during 2017, 2016 and 2015, respectively. See Note 16 to the Consolidated Financial Statements for further information on our derivative activity.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities is primarily driven by proceeds from the issuance of debt. Cash used in financing activities is primarily driven by dividends paid on common and preferred units, noncontrolling interest distributions and payments of debt and credit facilities. In addition, the following significant transactions also impacted our cash provided by or used in financing activities:

•

Issuance of common stock. In addition to the net proceeds generated from the issuance of common stock under our incentive plans, we also generated net proceeds of $72 million from the issuance of 1.7 million shares of common stock under our at-the-market program in 2015.

•

Noncontrolling interests contributions. Our partner in USLV made contributions of $240 million for the pay down of secured mortgage debt in 2017 and $2.4 billion in 2015 primarily for the KTR transaction.

•

Noncontrolling interests distributions. Our consolidated ventures distributed $208 million, $344 million and $216 million to various noncontrolling interests in 2017, 2016 and 2015, respectively, primarily due to operating results and dispositions of real estate. Included in these amounts were $37 million in both 2017 and 2016, and $16 million in 2015 of distributions to common limited partnership unitholders of Prologis, L.P.

•	Purchase of noncontrolling interests. We paid net cash of $710 million to acquire our partner’s interest in NAIF and $80 million to acquire our partner’s interest in the Brazil Fund in 2017.

•

Net proceeds from (payments on) credit facilities. We generated net proceeds of $283 million and $33 million from our credit facilities in 2017 and 2016, respectively. We made net payments of $8 million on our credit facilities in 2015.

•	Other debt activity. Our repurchase and payments of debt and proceeds from issuance of debt consisted of the following activity (in millions):

	2017	2016	2015
Repurchase and payments of debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$238	$233	$128
Senior notes	1,567	-	789
Term loans	1,236	1,612	1,643
Secured mortgage debt	538	457	596
Total repurchase and payments of debt (including extinguishment costs)	$3,579	$2,302	$3,156

Proceeds from issuance of debt
Senior notes	$645	$-	$1,524
Term loans	1,735	973	3,195
Secured mortgage debt	40	397	663
Total proceeds from issuance of debt	$2,420	$1,370	$5,382

See Note 9 to the Consolidated Financial Statements for more detail on debt.

OFF-BALANCE SHEET ARRANGEMENTS

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures, at December 31, 2017, of $5.3 billion. The ventures listed below had total third-party debt of $8.1 billion at December 31, 2017. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis or the other investors in the co-investment ventures, matures and bears interest as follows (dollars in millions):

							Weighted	Gross
				There-	Disc/		Average	Book	Ownership
	2018	2019	2020	after	(Prem)	Total	Interest Rate	Value	%
Prologis Targeted U.S. Logistics Fund	$163	$14	$490	$1,626	$19	$2,312	3.9%	$7,543	28.2%
FIBRA Prologis	72	254	175	254	1	756	4.0%	2,052	46.3%
Prologis European Logistics Fund	365	289	425	1,401	(5)	2,475	3.1%	9,565	26.3%
Prologis UK Logistics Venture	-	-	-	208	-	208	3.3%	285	15.0%
Nippon Prologis REIT	113	27	-	1,565	-	1,705	0.7%	4,625	15.1%
Prologis China Logistics Venture	1	325	152	145	-	623	5.0%	731	15.0%
Total	$714	$909	$1,242	$5,199	$15	$8,079		$24,801

At December 31, 2017, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

CONTRACTUAL OBLIGATIONS

Long-Term Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2017 (in millions):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations, other than credit facilities	$169	$1,680	$2,151	$5,152	$9,152
Interest on debt obligations, other than credit facilities	249	435	355	351	1,390
Unfunded commitments on the development portfolio (1)	1,121	59	-	-	1,180
Operating lease payments	34	62	51	311	458
Total	$1,573	$2,236	$2,557	$5,814	$12,180

(1)

We had properties in our consolidated development portfolio (completed and under development) at December 31, 2017, with a TEI of $2.8 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs that we expect to incur as the property is leased.

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities.

Under the Internal Revenue Code, REITs may be subject to certain federal income and excise taxes on our undistributed taxable income. We do not expect the Tax Cuts and Jobs Act, enacted on December 22, 2017, to modify our current distribution policy.

In 2017, we paid quarterly cash dividends of $0.44 per common share. In 2016, we paid quarterly cash dividends of $0.42 per common share. Our future common stock dividends, if and as declared, may vary and will be determined by the Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in 2017 and 2016.

At December 31, 2017, we had 1.4 million shares of Series Q preferred stock outstanding with a liquidation preference of $50 per share. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears. Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

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

Revenue Recognition

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

Acquisitions

Upon acquisition of real estate that constitutes a business or an asset, which includes acquiring a controlling interest in an entity previously accounted for using the equity method of accounting, we allocate the purchase price to the various components of the acquisition based on the fair value of each component. The components typically include buildings, land, intangible assets related to the acquired leases, debt, deferred tax liabilities and other assumed assets and liabilities. In an acquisition of multiple properties, we allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often is based on the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may also include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties for acquisitions that qualify as a business. In the case of an acquisition of a controlling interest in an entity previously accounted for under the equity method (a step-acquisition under the business combination rules), this allocation may result in a gain or a loss. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. The use of different assumptions in the allocation of the purchase price of the acquired properties and liabilities assumed could affect the timing of recognition of the related revenues and expenses.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP as follows (in millions).

	2017	2016	2015
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$1,642	$1,203	$863

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	848	900	855
Gains on dispositions of investments in real estate properties and revaluation of equity investments upon acquisition of a controlling interest, net	(855)	(423)	(501)
Reconciling items related to noncontrolling interests	(39)	(105)	(78)
Our share of reconciling items included in earnings from unconsolidated entities	147	162	185
NAREIT defined FFO	1,743	1,737	1,324

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	69	(8)	1
Deferred income tax benefit	(5)	(5)	(5)
Current income tax expense related to acquired tax liabilities	2	-	4
Reconciling items related to noncontrolling interests	-	1	(1)
Our share of reconciling items included in earnings from unconsolidated entities	(14)	(23)	(14)
FFO, as modified by Prologis	1,795	1,702	1,309

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(328)	(334)	(258)
Current income tax expense on dispositions	19	24	-
Acquisition expenses	-	4	47
Losses (gains) on early extinguishment of debt and repurchase of preferred stock, net	72	(2)	86
Reconciling items related to noncontrolling interests	-	4	(11)
Our share of reconciling items included in earnings from unconsolidated entities	(7)	2	8
Core FFO	$1,551	$1,400	$1,181

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2017. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest. Generally, we borrow in the functional currency of the consolidated subsidiaries but we also borrow in the OP and may designate this borrowing as a nonderivative financial instrument. We also hedge our foreign currency risk by designating derivative financial instruments as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments.

At December 31, 2017, after consideration of our nonderivative and derivative financial instruments, we had net equity of approximately $1.0 billion denominated in a currency other than the U.S. dollar representing 5.6% of total net equity. Based on our sensitivity analysis, a 10% strengthening of the U.S. dollar against other currencies would cause a reduction of $105 million to our net equity.

At December 31, 2017, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $99 million to hedge a portion of our investments in Canada. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the Canadian dollar by 10% would result in a $10 million negative change in our cash flows on settlement of these contracts. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward and option contracts, which were not designated as hedges, and have an aggregate notional amount of $574 million to mitigate risk associated with the translation of the projected earnings of our subsidiaries in Canada, Europe and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $57 million negative change in our net income and cash flows on settlement of these contracts.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At December 31, 2017, we had $2.3 billion of variable rate debt outstanding, of which $1.9 billion was term loans, $317 million was credit facilities and $50 million was secured mortgage debt. At December 31, 2017, we had interest rate swap agreements to fix $297 million (CAD $372 million) of our Canadian term loan. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional annual interest expense of $2 million, which equates to a change in interest rates of 12 basis points.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2017 and 2016, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2017, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are presented in Note 20 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (The Parent)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2017, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2017, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2017, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Controls and Procedures (The OP)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2017, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2017, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2017, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2018 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2018 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2018 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2018 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2018 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to the Consolidated Financial Statements and Schedule III on page 44 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 104 to 110 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 44 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of a New Accounting Pronouncement

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for evaluating whether a transaction qualifies as an acquisition of an asset or a business in 2017 due to the adoption of Accounting Standards Update No. 2017-01.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Prologis, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes to the consolidated financial statements and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Adoption of a New Accounting Pronouncement

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for evaluating whether a transaction qualifies as an acquisition of an asset or a business in 2017 due to the adoption of Accounting Standards Update No. 2017-01.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 15, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Denver, Colorado

February 15, 2018

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Investments in real estate properties	$25,838,644	$27,119,330
Less accumulated depreciation	4,059,348	3,758,372
Net investments in real estate properties	21,779,296	23,360,958
Investments in and advances to unconsolidated entities	5,496,450	4,230,429
Assets held for sale or contribution	342,060	322,139
Notes receivable backed by real estate	34,260	32,100
Net investments in real estate	27,652,066	27,945,626

Cash and cash equivalents	447,046	807,316
Other assets	1,381,963	1,496,990
Total assets	$29,481,075	$30,249,932

LIABILITIES AND EQUITY
Liabilities:
Debt	$9,412,631	$10,608,294
Accounts payable and accrued expenses	702,804	556,179
Other liabilities	659,899	627,319
Total liabilities	10,775,334	11,791,792

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 and 1,565 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2017, and 2016, respectively	68,948	78,235
Common stock; $0.01 par value; 532,186 shares and 528,671 shares issued and outstanding at December 31, 2017, and 2016, respectively	5,322	5,287
Additional paid-in capital	19,363,007	19,455,039
Accumulated other comprehensive loss	(901,658)	(937,473)
Distributions in excess of net earnings	(2,904,461)	(3,610,007)
Total Prologis, Inc. stockholders’ equity	15,631,158	14,991,081
Noncontrolling interests	3,074,583	3,467,059
Total equity	18,705,741	18,458,140
Total liabilities and equity	$29,481,075	$30,249,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental	$1,737,839	$1,734,844	$1,536,117
Rental recoveries	487,302	485,565	437,070
Strategic capital	373,889	303,562	217,829
Development management and other	19,104	9,164	6,058
Total revenues	2,618,134	2,533,135	2,197,074
Expenses:
Rental	569,523	568,870	544,182
Strategic capital	155,141	128,506	108,422
General and administrative	231,059	222,067	217,227
Depreciation and amortization	879,140	930,985	880,373
Other	12,205	14,329	66,698
Total expenses	1,847,068	1,864,757	1,816,902

Operating income	771,066	668,378	380,172

Other income (expense):
Earnings from unconsolidated entities, net	248,567	206,307	159,262
Interest expense	(274,486)	(303,146)	(301,363)
Interest and other income, net	13,731	8,101	25,484
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	1,182,965	757,398	758,887
Foreign currency and derivative gains (losses), net	(57,896)	7,582	12,466
Gains (losses) on early extinguishment of debt, net	(68,379)	2,484	(86,303)
Total other income	1,044,502	678,726	568,433
Earnings before income taxes	1,815,568	1,347,104	948,605
Total income tax expense	54,609	54,564	23,090
Consolidated net earnings	1,760,959	1,292,540	925,515
Less net earnings attributable to noncontrolling interests	108,634	82,608	56,076
Net earnings attributable to controlling interests	1,652,325	1,209,932	869,439
Less preferred stock dividends	6,499	6,714	6,651
Loss on preferred stock repurchase	3,895	-	-
Net earnings attributable to common stockholders	$1,641,931	$1,203,218	$862,788

Weighted average common shares outstanding – Basic	530,400	526,103	521,241
Weighted average common shares outstanding – Diluted	552,300	546,666	533,944

Net earnings per share attributable to common stockholders – Basic	$3.10	$2.29	$1.66

Net earnings per share attributable to common stockholders – Diluted	$3.06	$2.27	$1.64

Dividends per common share	$1.76	$1.68	$1.52

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Consolidated net earnings	$1,760,959	$1,292,540	$925,515
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	63,455	(135,958)	(208,901)
Unrealized gains (losses) on derivative contracts, net	22,591	(1,349)	(17,457)
Comprehensive income	1,847,005	1,155,233	699,157
Net earnings attributable to noncontrolling interests	(108,634)	(82,608)	(56,076)
Other comprehensive loss (gain) attributable to noncontrolling interests	(50,231)	(8,737)	35,266
Comprehensive income attributable to common stockholders	$1,688,140	$1,063,888	$678,347

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2015	$78,235	509,498	$5,095	$18,467,009	$(600,337)	$(3,974,493)	$1,208,090	$15,183,599
Consolidated net earnings	-	-	-	-	-	869,439	56,076	925,515
Effect of equity compensation plans	-	1,475	15	57,454	-	-	26,234	83,703
Issuance of stock in at-the-market program, net of issuance costs	-	1,662	16	71,532	-	-	-	71,548
Issuance of stock upon conversion of exchangeable debt	-	11,872	119	502,613	-	-	-	502,732
Issuance of units related to KTR transaction	-	-	-	-	-	-	181,170	181,170
Issuance of units related to other acquisitions	-	-	-	-	-	-	371,570	371,570
Capital contributions	-	-	-	-	-	-	2,355,596	2,355,596
Foreign currency translation losses, net	-	-	-	-	(173,852)	-	(35,049)	(208,901)
Unrealized losses on derivative contracts, net	-	-	-	-	(17,240)	-	(217)	(17,457)
Reallocation of equity	-	-	-	202,812	-	(15,894)	(186,918)	-
Distributions and other	-	5	-	947	-	(805,535)	(223,651)	(1,028,239)
Balance at December 31, 2015	$78,235	524,512	$5,245	$19,302,367	$(791,429)	$(3,926,483)	$3,752,901	$18,420,836
Consolidated net earnings	-	-	-	-	-	1,209,932	82,608	1,292,540
Effect of equity compensation plans	-	2,282	23	91,191	-	-	26,483	117,697
Issuance of units related to acquisitions	-	-	-	-	-	-	3,162	3,162
Conversion of noncontrolling interests	-	1,877	19	52,237	-	-	(52,256)	-
Foreign currency translation gains (losses), net	-	-	-	-	(144,730)	-	8,772	(135,958)
Unrealized losses on derivative contracts, net	-	-	-	-	(1,314)	-	(35)	(1,349)
Reallocation of equity	-	-	-	8,657	-	-	(8,657)	-
Distributions and other	-	-	-	587	-	(893,456)	(345,919)	(1,238,788)
Balance at December 31, 2016	$78,235	528,671	$5,287	$19,455,039	$(937,473)	$(3,610,007)	$3,467,059	$18,458,140
Consolidated net earnings	-	-	-	-	-	1,652,325	108,634	1,760,959
Effect of equity compensation plans	-	2,000	20	74,506	-	-	41,446	115,972
Capital contributions	-	-	-	-	-	-	254,214	254,214
Repurchase of preferred stock	(9,287)	-	-	-	-	(3,895)	-	(13,182)
Purchase of noncontrolling interests	-	-	-	(202,040)	-	-	(611,807)	(813,847)
Conversion of noncontrolling interests	-	1,515	15	47,711	-	-	(47,726)	-
Foreign currency translation gains, net	-	-	-	-	13,810	-	49,645	63,455
Unrealized gains on derivative contracts, net	-	-	-	-	22,005	-	586	22,591
Reallocation of equity	-	-	-	(12,143)	-	-	12,143	-
Distributions and other	-	-	-	(66)	-	(942,884)	(199,611)	(1,142,561)
Balance at December 31, 2017	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Consolidated net earnings	$1,760,959	$1,292,540	$925,515
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(81,021)	(93,608)	(59,619)
Equity-based compensation awards	76,640	60,341	53,665
Depreciation and amortization	879,140	930,985	880,373
Earnings from unconsolidated entities, net	(248,567)	(206,307)	(159,262)
Distributions from unconsolidated entities	307,220	286,651	284,664
Decrease (increase) in operating receivables from unconsolidated entities	(30,893)	14,823	(38,185)
Amortization of debt discounts (premiums), net of debt issuance costs	751	(15,137)	(31,841)
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(1,182,965)	(757,398)	(758,887)
Unrealized foreign currency and derivative losses (gains), net	68,956	(8,052)	(1,019)
Losses (gains) on early extinguishment of debt, net	68,379	(2,484)	86,303
Deferred income tax benefit	(5,005)	(5,525)	(5,057)
Decrease (increase) in accounts receivable and other assets	37,278	(106,337)	(64,749)
Increase in accounts payable and accrued expenses and other liabilities	36,374	26,513	4,426
Net cash provided by operating activities	1,687,246	1,417,005	1,116,327
Investing activities:
Real estate development	(1,606,133)	(1,641,560)	(1,339,904)
Real estate acquisitions	(442,696)	(458,516)	(890,183)
KTR transaction, net of cash received	-	-	(4,809,499)
Tenant improvements and lease commissions on previously leased space	(153,255)	(165,933)	(154,564)
Nondevelopment capital expenditures	(110,635)	(101,677)	(83,351)
Proceeds from dispositions and contributions of real estate properties	3,236,603	2,826,408	2,795,249
Investments in and advances to unconsolidated entities	(249,735)	(265,951)	(474,420)
Acquisition of a controlling interest in an unconsolidated venture, net of cash received	(374,605)	-	-
Return of investment from unconsolidated entities	209,151	776,550	29,406
Proceeds from repayment of notes receivable backed by real estate	32,100	202,950	9,866
Proceeds from the settlement of net investment hedges	7,541	79,767	129,149
Payments on the settlement of net investment hedges	(5,058)	-	(981)
Net cash provided by (used in) investing activities	543,278	1,252,038	(4,789,232)
Financing activities:
Proceeds from issuance of common stock	32,858	39,470	90,258
Dividends paid on common and preferred stock	(942,884)	(893,455)	(804,697)
Repurchase of preferred stock	(13,182)	-	-
Noncontrolling interests contributions	240,925	2,168	2,355,367
Noncontrolling interests distributions	(207,788)	(343,550)	(215,740)
Purchase of noncontrolling interests	(813,847)	(3,083)	(2,560)
Tax paid for shares withheld	(19,775)	(8,570)	(12,298)
Debt and equity issuance costs paid	(7,054)	(20,123)	(32,012)
Net proceeds from (payments on) credit facilities	283,255	33,435	(7,970)
Repurchase and payments of debt	(3,578,889)	(2,301,647)	(3,156,294)
Proceeds from issuance of debt	2,419,797	1,369,890	5,381,862
Net cash provided by (used in) financing activities	(2,606,584)	(2,125,465)	3,595,916

Effect of foreign currency exchange rate changes on cash	15,790	(342)	(9,623)
Net increase (decrease) in cash and cash equivalents	(360,270)	543,236	(86,612)
Cash and cash equivalents, beginning of year	807,316	264,080	350,692
Cash and cash equivalents, end of year	$447,046	$807,316	$264,080

See Note 19 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2017	2016
ASSETS
Investments in real estate properties	$25,838,644	$27,119,330
Less accumulated depreciation	4,059,348	3,758,372
Net investments in real estate properties	21,779,296	23,360,958
Investments in and advances to unconsolidated entities	5,496,450	4,230,429
Assets held for sale or contribution	342,060	322,139
Notes receivable backed by real estate	34,260	32,100
Net investments in real estate	27,652,066	27,945,626

Cash and cash equivalents	447,046	807,316
Other assets	1,381,963	1,496,990
Total assets	$29,481,075	$30,249,932

LIABILITIES AND CAPITAL
Liabilities:
Debt	$9,412,631	$10,608,294
Accounts payable and accrued expenses	702,804	556,179
Other liabilities	659,899	627,319
Total liabilities	10,775,334	11,791,792

Capital:
Partners’ capital:
General partner – preferred	68,948	78,235
General partner – common	15,562,210	14,912,846
Limited partners – common	165,401	150,173
Limited partners – Class A common	248,940	244,417
Total partners’ capital	16,045,499	15,385,671
Noncontrolling interests	2,660,242	3,072,469
Total capital	18,705,741	18,458,140
Total liabilities and capital	$29,481,075	$30,249,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental	$1,737,839	$1,734,844	$1,536,117
Rental recoveries	487,302	485,565	437,070
Strategic capital	373,889	303,562	217,829
Development management and other	19,104	9,164	6,058
Total revenues	2,618,134	2,533,135	2,197,074
Expenses:
Rental	569,523	568,870	544,182
Strategic capital	155,141	128,506	108,422
General and administrative	231,059	222,067	217,227
Depreciation and amortization	879,140	930,985	880,373
Other	12,205	14,329	66,698
Total expenses	1,847,068	1,864,757	1,816,902

Operating income	771,066	668,378	380,172

Other income (expense):
Earnings from unconsolidated entities, net	248,567	206,307	159,262
Interest expense	(274,486)	(303,146)	(301,363)
Interest and other income, net	13,731	8,101	25,484
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	1,182,965	757,398	758,887
Foreign currency and derivative gains (losses), net	(57,896)	7,582	12,466
Gains (losses) on early extinguishment of debt, net	(68,379)	2,484	(86,303)
Total other income	1,044,502	678,726	568,433
Earnings before income taxes	1,815,568	1,347,104	948,605
Total income tax expense	54,609	54,564	23,090
Consolidated net earnings	1,760,959	1,292,540	925,515
Less net earnings attributable to noncontrolling interests	63,620	48,307	44,950
Net earnings attributable to controlling interests	1,697,339	1,244,233	880,565
Less preferred unit distributions	6,499	6,714	6,651
Loss on preferred unit repurchase	3,895	-	-
Net earnings attributable to common unitholders	$1,686,945	$1,237,519	$873,914

Weighted average common units outstanding – Basic	536,335	532,326	525,912
Weighted average common units outstanding – Diluted	552,300	546,666	533,944

Net earnings per unit attributable to common unitholders – Basic	$3.10	$2.29	$1.66

Net earnings per unit attributable to common unitholders – Diluted	$3.06	$2.27	$1.64

Distributions per common unit	$1.76	$1.68	$1.52

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Consolidated net earnings	$1,760,959	$1,292,540	$925,515
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	63,455	(135,958)	(208,901)
Unrealized gains (losses) on derivative contracts, net	22,591	(1,349)	(17,457)
Comprehensive income	1,847,005	1,155,233	699,157
Net earnings attributable to noncontrolling interests	(63,620)	(48,307)	(44,950)
Other comprehensive loss (gain) attributable to noncontrolling interests	(49,278)	(12,601)	32,862
Comprehensive income attributable to common unitholders	$1,734,107	$1,094,325	$687,069

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2015	1,565	$78,235	509,498	$13,897,274	1,767	$48,189	-	$-	$1,159,901	$15,183,599
Consolidated net earnings	-	-	-	869,439	-	7,733	-	3,393	44,950	925,515
Effect of equity compensation plans	-	-	1,475	57,469	303	26,234	-	-	-	83,703
Issuance of units in exchange for contribution of at-the-market offering proceeds	-	-	1,662	71,548	-	-	-	-	-	71,548
Issuance of units upon conversion of exchangeable debt	-	-	11,872	502,732	-	-	-	-	-	502,732
Issuance of units related to KTR transaction	-	-	-	-	4,500	181,170	-	-	-	181,170
Issuance of units related to other acquisitions	-	-	-	-	157	6,534	8,894	365,036	-	371,570
Capital contributions	-	-	-	-	-	-	-	-	2,355,596	2,355,596
Foreign currency translation losses, net	-	-	-	(173,852)	-	(1,520)	-	(667)	(32,862)	(208,901)
Unrealized losses on derivative contracts, net	-	-	-	(17,240)	-	(151)	-	(66)	-	(17,457)
Reallocation of capital	-	-	-	186,918	-	(70,965)	-	(115,953)	-	-
Distributions and other	-	-	5	(804,588)	(16)	(10,541)	-	(5,752)	(207,358)	(1,028,239)
Balance at December 31, 2015	1,565	$78,235	524,512	$14,589,700	6,711	$186,683	8,894	$245,991	$3,320,227	$18,420,836
Consolidated net earnings	-	-	-	1,209,932	-	14,232	-	20,069	48,307	1,292,540
Effect of equity compensation plans	-	-	2,282	91,214	440	26,483	-	-	-	117,697
Issuance of units related to acquisitions	-	-	-	-	71	3,162	-	-	-	3,162
Conversion of limited partners units	-	-	1,877	52,256	(1,877)	(52,256)	-	-	-	-
Foreign currency translation gains (losses), net	-	-	-	(144,730)	-	(1,457)	-	(2,372)	12,601	(135,958)
Unrealized losses on derivative contracts, net	-	-	-	(1,314)	-	(13)	-	(22)	-	(1,349)
Reallocation of capital	-	-	-	8,657	-	(12,414)	-	3,757	-	-
Distributions and other	-	-	-	(892,869)	(22)	(14,247)	-	(23,006)	(308,666)	(1,238,788)
Balance at December 31, 2016	1,565	$78,235	528,671	$14,912,846	5,323	$150,173	8,894	$244,417	$3,072,469	$18,458,140
Consolidated net earnings	-	-	-	1,652,325	-	18,372	-	26,642	63,620	1,760,959
Effect of equity compensation plans	-	-	2,000	74,526	1,386	41,446	-	-	-	115,972
Capital contributions	-	-	-	-	-	-	-	-	254,214	254,214
Repurchase of preferred units	(186)	(9,287)	-	(3,895)	-	-	-	-	-	(13,182)
Purchase of noncontrolling interests	-	-	-	(202,040)	-	-	-	-	(587,976)	(790,016)
Redemption of limited partnership units	-	-	-	-	(369)	(23,831)	-	-	-	(23,831)
Conversion of limited partners units	-	-	1,515	47,726	(684)	(18,753)	-	-	(28,973)	-
Foreign currency translation gains, net	-	-	-	13,810	-	146	-	221	49,278	63,455
Unrealized gains on derivative contracts, net	-	-	-	22,005	-	234	-	352	-	22,591
Reallocation of capital	-	-	-	(12,143)	-	11,829	-	314	-	-
Distributions and other	-	-	-	(942,950)	-	(14,215)	-	(23,006)	(162,390)	(1,142,561)
Balance at December 31, 2017	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Consolidated net earnings	$1,760,959	$1,292,540	$925,515
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(81,021)	(93,608)	(59,619)
Equity-based compensation awards	76,640	60,341	53,665
Depreciation and amortization	879,140	930,985	880,373
Earnings from unconsolidated entities, net	(248,567)	(206,307)	(159,262)
Distributions from unconsolidated entities	307,220	286,651	284,664
Decrease (increase) in operating receivables from unconsolidated entities	(30,893)	14,823	(38,185)
Amortization of debt discounts (premiums), net of debt issuance costs	751	(15,137)	(31,841)
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(1,182,965)	(757,398)	(758,887)
Unrealized foreign currency and derivative losses (gains), net	68,956	(8,052)	(1,019)
Losses (gains) on early extinguishment of debt, net	68,379	(2,484)	86,303
Deferred income tax benefit	(5,005)	(5,525)	(5,057)
Decrease (increase) in accounts receivable and other assets	37,278	(106,337)	(64,749)
Increase in accounts payable and accrued expenses and other liabilities	36,374	26,513	4,426
Net cash provided by operating activities	1,687,246	1,417,005	1,116,327
Investing activities:
Real estate development	(1,606,133)	(1,641,560)	(1,339,904)
Real estate acquisitions	(442,696)	(458,516)	(890,183)
KTR transaction, net of cash received	-	-	(4,809,499)
Tenant improvements and lease commissions on previously leased space	(153,255)	(165,933)	(154,564)
Nondevelopment capital expenditures	(110,635)	(101,677)	(83,351)
Proceeds from dispositions and contributions of real estate properties	3,236,603	2,826,408	2,795,249
Investments in and advances to unconsolidated entities	(249,735)	(265,951)	(474,420)
Acquisition of a controlling interest in an unconsolidated venture, net of cash received	(374,605)	-	-
Return of investment from unconsolidated entities	209,151	776,550	29,406
Proceeds from repayment of notes receivable backed by real estate	32,100	202,950	9,866
Proceeds from the settlement of net investment hedges	7,541	79,767	129,149
Payments on the settlement of net investment hedges	(5,058)	-	(981)
Net cash provided by (used in) investing activities	543,278	1,252,038	(4,789,232)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	32,858	39,470	90,258
Distributions paid on common and preferred units	(980,105)	(931,559)	(820,989)
Repurchase of preferred units	(13,182)	-	-
Noncontrolling interests contributions	240,925	2,168	2,355,367
Noncontrolling interests distributions	(170,567)	(306,297)	(199,845)
Purchase of noncontrolling interests	(790,016)	(2,232)	(2,163)
Redemption of common limited partnership units	(23,831)	-	-
Tax paid for shares of the Parent withheld	(19,775)	(8,570)	(12,298)
Debt and capital issuance costs paid	(7,054)	(20,123)	(32,012)
Net proceeds from (payments on) credit facilities	283,255	33,435	(7,970)
Repurchase and payments of debt	(3,578,889)	(2,301,647)	(3,156,294)
Proceeds from issuance of debt	2,419,797	1,369,890	5,381,862
Net cash provided by (used in) financing activities	(2,606,584)	(2,125,465)	3,595,916

Effect of foreign currency exchange rate changes on cash	15,790	(342)	(9,623)
Net increase (decrease) in cash and cash equivalents	(360,270)	543,236	(86,612)
Cash and cash equivalents, beginning of year	807,316	264,080	350,692
Cash and cash equivalents, end of year	$447,046	$807,316	$264,080

See Note 19 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics properties in the world’s primary population centers and in those supported by extensive transportation infrastructure. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership and development of logistics properties. Our Strategic Capital segment represents the management of co-investment ventures and other unconsolidated entities. See Note 18 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of common stock or preferred stock the Parent issues, the OP issues a corresponding common or preferred partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2017, the Parent owned an approximate 97.41% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining approximate 2.59% common limited partnership interests, which include 8.9 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statement of Equity of the Parent and Reallocation of Capital in the Consolidated Statement of Capital of the OP.

As the sole general partner of the OP, the Parent has complete responsibility and discretion in the day-to-day management and control of the OP and we operate the Parent and the OP as one enterprise. The management of the Parent consists of the same members as the management of the OP. These members are officers of the Parent and employees of the OP or one of its subsidiaries. As general partner with control of the OP, the Parent is the primary beneficiary and therefore consolidates the OP. Because the Parent’s only significant asset is its investment in the OP, the assets and liabilities of the Parent and the OP are the same on their respective financial statements.

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

We consolidate all entities that are wholly owned and those in which we own less than 100% of the equity but control, as well as any variable interest entities (“VIEs”) in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a VIE and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity.

For entities that are not defined as VIEs, we first consider whether we are the general partner or the limited partner (or the equivalent in such investments that are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such entities do not have rights that would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating or kick-out rights, we apply the equity method of accounting since, as the general partner, we have the ability to influence the venture. For ventures for which we are a limited partner or our investment is in an entity that is not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners. In instances where the factors indicate that we have a controlling financial interest in the venture, we consolidate the entity.

Reclassifications. Certain amounts included in the Consolidated Financial Statements for 2016 and 2015 have been reclassified to conform to the 2017 financial statement presentation.

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

Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated entities operating in the U.S. and Mexico and certain of our consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for our consolidated subsidiaries and unconsolidated entities operating in other countries is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or where the entity conducts its operations. The functional currencies of entities outside of the U.S. and Mexico generally include the Brazilian real, British pound sterling, Canadian dollar, Chinese yuan, euro, Japanese yen and Singapore dollar. We take part in business transactions denominated in these and other local currencies where we operate.

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect at the date of the transaction. We translate our share of the net operating income or losses of our unconsolidated entities at the average exchange rate for the period and significant nonrecurring transactions of the unconsolidated entities are translated at the rate in effect at the date of the transaction.

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income, unless it is intercompany debt that is deemed to be long-term in nature and then the adjustment is reflected as a cumulative translation adjustment in AOCI/L.

Acquisitions. Based on new accounting guidance, beginning January 1, 2017, we apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As most of our real estate acquisitions are concentrated in either a single or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property. For transactions that qualify as a business combination in 2017 and for all acquisitions in 2016 and 2015, transaction costs are expensed as incurred. Whether a transaction is determined to be an acquisition of a business or asset, we allocate the purchase price to the various components of the acquisition based on the fair value of the acquired assets and assumed liabilities, including an allocation to the individual buildings acquired. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. The transaction costs related to the acquisition of land and the formation of equity method investments are capitalized.

When we obtain control of an unconsolidated entity and the acquisition qualifies as a business, we account for the acquisition in accordance with the guidance for a business combination achieved in stages. We remeasure our previously held interest in the unconsolidated entity at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings at the acquisition date.

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

Working Capital. We estimate the fair value of other acquired assets and assumed liabilities on the best information available.

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

Fair Value Measurements on a Recurring Basis. We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes.

We determine the fair value of our derivative financial instruments using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. We determine the fair values of our interest rate swaps using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. We base the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. We base the fair values of our net investment hedges on the change in the spot rate at the end of the period as compared with the strike price at inception.

We incorporate credit valuation adjustments to appropriately reflect nonperformance risk for us and the respective counterparty in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

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

Fair Value Measurements on a Nonrecurring Basis. Assets measured at fair value on a nonrecurring basis generally consist of real estate assets and investments in unconsolidated entities that were subject to impairment charges related to our change of intent to sell the investments and through our recoverability analysis discussed below. We estimate fair value based on expected sales prices in the market (Level 2) or by applying the income approach methodology using a discounted cash flow analysis (Level 3).

Fair Value of Financial Instruments. We estimate the fair value of our senior notes for disclosure purposes based on quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimate the fair value of our credit facilities, term loans, secured mortgage debt and assessment bonds by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3).

Real Estate Assets. Real estate assets are carried at depreciated cost. We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. We expense costs for repairs and maintenance as incurred.

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, and rehabilitation; if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. We capitalize transaction costs related to the acquisition of land for future development and operating properties that qualify as asset acquisitions. We capitalize costs incurred to successfully originate a lease that result directly from and are essential to acquire that lease, including internal costs that are incremental and identifiable as leasing activities. Leasing costs that meet the requirements for capitalization are presented as a component of Other Assets.

We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation commences when the asset is ready for its intended use, which we define as the earlier of stabilization (90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to ground leases over the shorter of the estimated building improvement life or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term on leases signed during 2017, based on square feet for all leases, was 54 months.

We assess the carrying values of our respective real estate assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. We measure the recoverability of the asset by comparing the carrying amount of the asset to the estimated future undiscounted cash flows. If our analysis indicates that the carrying value of the real estate property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We estimate the future undiscounted cash flows and fair value based on our intent as follows:

•

for real estate properties that we intend to hold long-term; including land held for development, properties currently under development and operating properties; recoverability is assessed based on the estimated undiscounted future net rental income from operating the property and the terminal value, including anticipated costs to develop;

•

for real estate properties we intend to sell, including properties currently under development and operating properties; recoverability is assessed based on proceeds from disposition that are estimated based on future net rental income of the property, expected market capitalization rates and anticipated costs to develop;

•	for land parcels we intend to sell, recoverability is assessed based on estimated proceeds from disposition; and

•

for costs incurred related to the potential acquisition of land, operating properties or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur at the measurement date.

Assets Held for Sale or Contribution. We classify a property as held for sale or contribution when certain criteria are met in accordance with GAAP. Assets classified as held for sale are expected to be sold to a third party and assets classified as held for contribution are newly developed assets we intend to contribute to an unconsolidated co-investment venture or to a third party within twelve months. At such time, the respective assets and liabilities are presented separately in the Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale or contribution are reported at the lower of their carrying amount or their estimated fair value less the costs to sell.

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

With regard to distributions from unconsolidated entities, we have elected the nature of distribution approach as the information is available to us to determine the nature of the underlying activity that generated the distributions. In accordance with the nature of distribution approach, cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that are generated from property sales, debt refinancing or sales of our investments are classified as a return of investment (cash inflow from investing activities).

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

Derivative Financial Instruments. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest. Generally, we borrow in the functional currency of our consolidated subsidiaries but we also borrow in currencies other than the U.S. dollar in the OP. We may use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to both our foreign investments and the related earnings. In addition, we occasionally use interest rate swap and forward contracts to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows, primarily with variable-rate debt.

We do not use derivative financial instruments for trading or speculative purposes. Each derivative transaction is customized and not exchange-traded. We recognize all derivatives at fair value within the line items Other Assets or Other Liabilities. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. Management reviews our derivative positions, overall risk management strategy and hedging program, on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk. Our use of derivatives involves the risk that counterparties may default on a derivative contract; therefore we: (i) establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification; (ii) contract with counterparties that have long-term credit ratings of single-A or better; (iii) enter into master agreements that generally allow for netting of certain exposures; thereby significantly reducing the actual loss that would be incurred should a counterparty fail to perform its contractual obligations; and (iv) set minimum credit standards that become more stringent as the duration of the derivative financial instrument increases. Based on these factors, we consider the risk of counterparty default to be minimal.

Designated Derivatives. We may choose to designate our derivative financial instruments, generally foreign currency forwards as net investment hedges in foreign operations or interest rate swaps or forwards as cash flow hedges. At inception of the transaction, we formally designate and document the derivative financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, the effectiveness of our hedging transactions. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative financial instruments will generally be offset by changes in the cash flows or fair values of the underlying exposures being hedged.

Changes in the fair value of derivatives that are designated and qualify as net investment hedges in foreign operations and cash flow hedges are recorded in AOCI/L. For net investment hedges, these amounts offset the translation adjustments on the underlying net assets of our foreign investments, which we also record in AOCI/L. The ineffective portion of a derivative financial instrument's change in fair value, if any, is immediately recognized in earnings within the line item Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income. For cash flow hedges, we report the effective portion of the gain or loss as a component of AOCI/L and reclassify it to the applicable line item in the Consolidated Statements of Income, generally Interest Expense, over the corresponding period of the underlying hedged item. The ineffective portion of a derivative financial instrument’s change in fair value is recognized in earnings, generally Interest Expense, at the time the ineffectiveness occurred. To the extent the hedged debt related to our interest rate swaps and forwards is paid off early, we write off the remaining balance in AOCI/L and recognize the amount in Interest Expense in the Consolidated Statements of Income.

In addition to the net investment hedges described above, we may issue debt in the OP in a currency that is not the same functional currency of the borrowing entity to hedge our international investments. We designate the debt as a nonderivative financial instrument to offset the translation and economic exposures related to our net investment in international subsidiaries.

Undesignated Derivatives. We also use derivatives, such as foreign currency forwards and option contracts, that are not designated as hedges to manage foreign currency exchange rate risk related to our results of operations. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments are immediately recognized in earnings within the line item Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income. These gains or losses are generally offset by lower or higher earnings as a result in exchange rates that were different than our expectations.

In addition, we may choose to not designate our interest rate swap and forward contracts. If a swap or forward contract is not designated as a hedge, the changes in fair value of these instruments is immediately recognized in earnings within the line item Interest Expense in the Consolidated Statements of Income.

Costs of Raising Capital. We treat costs incurred in connection with the issuance of common and preferred stock as a reduction to additional paid-in capital. We capitalize costs incurred in connection with the issuance of debt. Costs related to our credit facilities are included in Other Assets and costs related to all our other debt are recorded as a direct reduction of the liability.

AOCI/L. For the Parent, we include AOCI/L as a separate component of stockholders' equity in the Consolidated Balance Sheets. For the OP, AOCI/L is included in partners’ capital in the Consolidated Balance Sheets. Any reference to AOCI/L in this document is referring to the component of stockholders’ equity for the Parent and partners’ capital for the OP.

Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income to noncontrolling interests based on the weighted average ownership interest during the period. The net income that is not attributable to us is reflected in the line item Net Earnings Attributable to Noncontrolling Interests. We do not recognize a gain or loss on transactions with a consolidated entity in which we do not own 100% of the equity, but we reflect the difference in cash received or paid from the noncontrolling interests carrying amount as additional paid-in-capital.

Certain limited partnership interests are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest and the difference between the carrying value and the fair value of the common stock issued is recorded to additional paid-in-capital.

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

Strategic Capital Revenues. Strategic capital revenues include revenues we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development, construction, financing, legal and tax services provided. We may also earn incentive returns (called “promotes”) based on third-party investor returns over time, which may be during the duration of the venture or at the time of liquidation. We recognize fees when they are earned, fixed and determinable or on a percentage of completion basis for development fees. We report these fees in Strategic Capital Revenues. The fees we earn to develop properties within these ventures are also recorded on a percentage of completion basis.

We also earn fees from ventures that we consolidate. Upon consolidation, these fees are eliminated from our earnings and the third-party share of these fees are recognized as a reduction of Net Earnings Attributable to Noncontrolling Interests.

Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments Upon Acquisition of a Controlling Interest, Net. We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from the disposition of real estate when known. We recognize gains or losses on the remeasurement of equity investments to fair value upon acquisition of a controlling interest in any of our previously unconsolidated entities and the transaction is considered the acquisition of a business.

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

Rental Expenses. Rental expenses primarily include the cost of our property management personnel, utilities, repairs and maintenance, property insurance, real estate taxes and the other costs of managing the properties.

Strategic Capital Expenses. Strategic capital expenses generally include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Strategic Capital segment and the costs of our Prologis Promote Plan based on earned promotes. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by property management personnel who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio, which include properties we consolidate and those we manage that are owned by the unconsolidated co-investment ventures. We allocate the costs of our property management to the properties we consolidate (included in Rental Expenses) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses) by using the square feet owned by the respective portfolios.

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

Income Taxes. Under the Internal Revenue Code, REITs are generally not required to pay federal income taxes if they distribute 100% of their taxable income and meet certain income, asset and stockholder tests. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain foreign state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

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

We recognize deferred income taxes in certain taxable entities. For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis in assets and liabilities. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and assumed liabilities at the estimated fair value at the date of acquisition. For our taxable subsidiaries, including certain international jurisdictions, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible and intangible assets at the date of acquisition. Any subsequent increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, are reflected in earnings.

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

New Accounting Pronouncements.

New Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that clarifies the definition of a business. The update added further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. As discussed above, we adopted this standard on January 1, 2017, on a prospective basis. The adoption did not have a significant impact on the Consolidated Financial Statements.

New Accounting Standards Issued but not yet Adopted

Revenue Recognition. In May 2014, the FASB issued an ASU that requires companies to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. We evaluated each of our revenue streams and their related accounting policies under the standard. Rental revenues and recoveries earned from leasing our operating properties are excluded from this standard and will be assessed with the adoption of the lease ASU discussed below. Our evaluation under the revenue recognition standard includes recurring fees and promotes earned from our co-investment ventures as well as sales to third parties and contributions of properties to unconsolidated co-investment ventures. While we do not expect changes in the recognition of recurring fees earned, we will evaluate promote fees earlier in the incentive period and recognize promote fees to the extent it is probable that a revenue reversal will not occur in a future period.

For dispositions of real estate to third parties, we do not expect the standard to impact the recognition of the sale. In February 2017, the FASB issued an additional ASU that provides the accounting treatment for gains and losses from the derecognition of non-financial assets, including the accounting for partial sales of real estate properties. Upon adoption of this standard, we will recognize, on a prospective basis, the entire gain attributed to contributions of real estate properties to unconsolidated co-investment ventures rather than the third-party share we recognize today. For deferred gains from existing partial sales recorded prior to the adoption of the standard, we will continue to recognize these gains into earnings over the lives of the underlying real estate properties. In addition to the recognition changes discussed above, expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to these standards. We will adopt the practical expedient to only assess the recognition of revenue for open contracts during the transition period and do not anticipate any material retained earnings adjustments upon adoption. We adopted the revenue recognition and derecognition of non-financial assets standards on January 1, 2018, on a modified retrospective basis.

Leases. In February 2016, the FASB issued an ASU that provides the principles for the recognition, measurement, presentation and disclosure of leases.

•

As a lessor. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. During 2017 and 2016, we capitalized $23.8 million and $23.9 million, respectively, of internal costs related to our leasing activities. This standard may also impact the timing, recognition, presentation and disclosures related to our rental recoveries from tenants earned from leasing our operating properties, although we do not expect a significant impact.

•

As a lessee. Under the standard, lessees apply a dual approach, classifying leases as either operating or finance leases. A lessee is required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. We are a lessee of ground leases and office space leases. At December 31, 2017, we had approximately 88 ground and office space leases that will require us to measure and record a ROU asset and a lease liability upon adoption of the standard. We continue to evaluate the key drivers in the measurement of the ROU asset and lease liability including the discount rate and lease term. Details of our future minimum rental payments under these ground and office space leases are disclosed in Note 4.

The standard is effective for us on January 1, 2019. We expect to adopt the practical expedients available for implementation under the standard. By adopting these practical expedients, we will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. This allows us to continue to account for our ground and office space leases as operating leases, however, any new or renewed ground leases may be classified as financing leases unless they meet certain conditions to be considered a lease involving facilities owned by a government unit or authority. The standard will also require new disclosures within the accompanying notes to the Consolidated Financial Statements. While we are well into our analysis of the adoption, we will continue to assess the impact the adoption will have on the Consolidated Financial Statements based on industry practice and potential updates to the ASU.

Derivatives and Hedging. In August 2017, the FASB issued an ASU that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for us on January 1, 2019, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on the Consolidated Financial Statements.

NOTE 3. BUSINESS COMBINATIONS

KTR Capital Partners and Its Affiliates

In 2015, we acquired high quality real estate assets and the operating platform of KTR Capital Partners and its affiliates (“KTR”) through our consolidated co-investment venture, Prologis U.S. Logistics Venture (“USLV”). The portfolio consisted of 315 operating properties, aggregating 59.0 million square feet, 3.6 million square feet of properties under development and land parcels. The total purchase price was $5.0 billion, net of assumed debt of $735.2 million. The purchase price was funded through cash contributions of $2.6 billion from Prologis and $2.3 billion from our venture partner, and the issuance of 4.5 million common limited partnership units in the OP. We incurred $24.7 million of acquisition costs that are included in Other Expenses during 2015.

The following unaudited pro forma financial information presents our results as though the KTR transaction had been completed on January 1, 2015. The pro forma information does not reflect the actual results of operations had the transaction actually been completed on January 1, 2015, and it is not indicative of future operating results. The results for the year ended December 31, 2015, include approximately seven months of actual results for the transaction, the acquisition expenses, and five months of pro forma adjustments. Actual results in 2015 include rental revenues and rental expenses of the properties acquired of $235.7 million and $56.9 million, respectively, representing the period from acquisition through December 31, 2015.

The following amounts are in thousands, except per share amounts:

2015
Total revenues	$2,358,643
Net earnings attributable to common stockholders	$866,753
Net earnings per share attributable to common stockholders – Basic	$1.66
Net earnings per share attributable to common stockholders – Diluted	$1.65

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

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2017	2016	2017	2016	2017	2016
Operating properties:
Buildings and improvements	294,811	331,210	1,525	1,776	$16,849,349	$17,905,914
Improved land					5,735,978	6,037,543
Development portfolio, including land costs:
Prestabilized	7,345	8,256	22	29	546,173	798,233
Properties under development	22,216	19,539	63	60	1,047,316	633,849
Land (1)					1,154,383	1,218,904
Other real estate investments (2)					505,445	524,887
Total investments in real estate properties					25,838,644	27,119,330
Less accumulated depreciation					4,059,348	3,758,372
Net investments in real estate properties					$21,779,296	$23,360,958

(1)	Included in our investments in real estate at December 31, 2017 and 2016, were 5,191 and 5,892 acres of land, respectively.

(2)

Included in other real estate investments were: (i) non-logistics real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate office buildings; (iv) costs related to future development projects, including purchase options on land; (v) infrastructure costs related to projects we are developing on behalf of others; and (vi) earnest money deposits associated with potential acquisitions.

At December 31, 2017, we owned real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity for the years ended December 31 (dollars and square feet in thousands):

	2017	2016	2015
Number of operating properties	16	9	52
Square feet	6,859	1,823	7,375
Acquisition value of net investments in real estate properties (1) (2)	$1,139,410	$411,706	$1,042,562

(1)	Value includes the acquisition of 1,392, 776 and 690 acres of land in 2017, 2016 and 2015, respectively.

(2)

In August 2017, we acquired our partner’s interest in certain joint ventures in Brazil for an aggregate price of R$1.2 billion ($381.7 million). As a result of this transaction, we began consolidating the real estate properties that included twelve operating properties, two prestabilized properties and 531.4 acres of undeveloped land. We accounted for the transaction as a step-acquisition under the business combination rules and recognized a gain. The results of operations for these real estate properties were not significant in 2017. While the preliminary purchase price allocation is substantially complete, the valuation of the real estate properties is still being finalized.

The table above does not include the properties acquired in the KTR transaction in 2015, as this transaction is explained in Note 3.

Dispositions

The following table summarizes our real estate disposition activity for the years ended December 31 (dollars and square feet in thousands):

	2017	2016	2015
Contributions to unconsolidated co-investment ventures (1)
Number of properties	222	35	31
Square feet	48,171	11,624	8,355
Net proceeds (2)	$3,201,986	$1,231,878	$835,385
Gains on contributions, net (2)	$847,034	$267,441	$148,987
Dispositions to third parties
Number of properties	110	172	136
Square feet	17,147	20,360	23,024
Net proceeds (2) (3)	$1,281,501	$1,760,048	$2,352,645
Gains on dispositions, net (2) (3)	$274,711	$353,668	$609,900

Total gains on contributions and dispositions, net	$1,121,745	$621,109	$758,887
Gains on revaluation of equity investments upon acquisition of a controlling interest	61,220	-	-
Gains on redemptions of investments in co-investment ventures (4)	-	136,289	-
Total gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	$1,182,965	$757,398	$758,887

(1)

In July 2017, we contributed 190 operating properties totaling 37.1 million square feet owned by Prologis North American Industrial Fund (“NAIF”) to Prologis Targeted U.S. Logistics Fund (“USLF”), our unconsolidated co-investment venture. In exchange for the contribution, we received additional units and USLF assumed $956.0 million of secured debt.

(2)	Includes the contribution and disposition of land parcels.

(3)	Includes the sale of our investment in Europe Logistics Venture 1 (“ELV”) in January 2017. See Note 5 for more information on this transaction.

(4)	In 2016, we redeemed a portion of our investment in two co-investment ventures.

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our weighted average lease term remaining, based on square feet for all leases in effect at December 31, 2017, was 48 months.

The following table summarizes our minimum lease payments on leases with lease periods greater than one year for space in our operating properties, pre-stabilized development properties and leases of land subject to ground leases at December 31, 2017 (in thousands):

2018	$1,602,708
2019	1,440,452
2020	1,255,182
2021	1,015,212
2022	770,119
Thereafter	2,312,372
Total	$8,396,045

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses.

Lease Commitments

We have entered into operating ground leases as a lessee on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 65 years. The following table summarizes our future minimum rental payments under non-cancelable operating leases in effect at December 31, 2017 (in thousands):

2018	$34,413
2019	31,819
2020	30,420
2021	25,964
2022	24,399
Thereafter	311,372
Total	$458,387

NOTE 5. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are accounted for using the equity method of accounting. See Note 12 for more detail regarding our consolidated investments that are not wholly owned.

We also have other ventures, generally with one partner and that we do not manage, which we account for using the equity method. We refer to our investments in all entities accounted for using the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities at December 31 (in thousands):

	2017	2016
Unconsolidated co-investment ventures	$5,274,702	$4,057,524
Other ventures	221,748	172,905
Total	$5,496,450	$4,230,429

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2017	2016	2017	2016
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”) (1)	28.2%	14.9%	$1,383,021	$434,818
FIBRA Prologis (2) (3)	46.3%	45.9%	533,941	547,744
Prologis European Logistics Partners Sàrl (“PELP”) (4)	50.0%	50.0%	1,766,075	1,623,707
Prologis European Logistics Fund ("PELF") (5)	26.3%	31.2%	1,017,361	344,200
Prologis UK Logistics Venture ("UKLV") (4) (6)	15.0%	N/A	29,382	-
Prologis Targeted Europe Logistics Fund, FCP-FIS (“PTELF”) (5)	N/A	23.5%	-	310,118
Europe Logistics Venture 1, FCP-FIS (“ELV”) (7)	N/A	15.0%	-	48,289
Nippon Prologis REIT, Inc. (“NPR”) (8) (9)	15.1%	15.1%	406,568	348,570
Prologis China Logistics Venture I, LP and II, LP ("Prologis China Logistics Venture") (4)	15.0%	15.0%	116,890	102,778
Brazil joint ventures (10)	10.0%	various	21,464	297,300
Total			$5,274,702	$4,057,524

(1)	In July 2017, we contributed operating properties to USLF. We received cash proceeds and additional units, which increased our ownership interest and USLF assumed secured debt.

(2)	At December 31, 2017, we owned 295.5 million units of FIBRA Prologis that had a closing price of Ps 34.01 ($1.72) per unit on the Mexican Stock Exchange.

(3)	We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(4)	We have one partner in each of these co-investment ventures.

(5)

In October, the assets and related liabilities of PTELF were contributed to Prologis European Properties Fund II (“PEPF II”) in exchange for units, and PEPF II was renamed PELF. In connection with the transaction, we exchanged our units in PTELF for new units in PELF resulting in our ownership interest decreasing to 25.6%, however, our economic investment did not substantially change. As the contribution resulted in the exchange of our investment in PTELF for an equity investment in PELF, we carried over our investment in PTELF to PELF at the historical cost and no gain was recognized.

(6)

In February 2017, we formed UKLV, an unconsolidated co-investment venture in which we have a 15.0% ownership interest. UKLV will acquire land, develop buildings and operate and hold logistics real estate assets in the U.K. Upon formation, we, along with our venture partner, committed £380.0 million ($477.5 million), of which our share was £57.0 million ($71.6 million).

(7)	In January 2017, we sold our investment in ELV to our venture partner for $84.3 million and ELV contributed its properties to PTELF in exchange for equity interests.

(8)

At December 31, 2017, we owned 0.3 million units of NPR that had a closing price of ¥238,300 ($2,117) per share on the Tokyo Stock Exchange. At December 31, 2017 and 2016, we had receivables from NPR of $106.2 million and $96.9 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties owned by NPR. We have a corresponding payable to NPR’s customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

(9)	For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR.

(10)

In March 2017, we acquired all our partner’s interest in the Prologis Brazil Logistics Partners Fund I, L.P. (“Brazil Fund”). In August 2017, we acquired our partner’s interest in certain joint ventures in Brazil. See Note 4 for more information on this acquisition. The remaining investment balance includes nine properties aggregating 2.8 million square feet held with various partners.

The amounts recognized in Strategic Capital Revenues and Earnings from Unconsolidated Entities, Net depend on the size and operations of the unconsolidated co-investment ventures, the timing of revenues earned through promotes, as well as fluctuations in foreign currency exchange rates and our ownership interest. We recognized Strategic Capital Expenses for direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owned by the ventures.

The following table summarizes the amounts we recognized in the Consolidated Statements of Income related to the unconsolidated co-investment ventures for the years ended December 31 (in thousands):

	2017	2016	2015
Strategic capital revenues from unconsolidated co-investment ventures, net:
U.S.	$174,586	$37,911	$36,964
Other Americas	28,493	22,799	22,735
Europe	106,768	186,113	112,626
Asia	61,410	54,352	42,750
Total (1)	$371,257	$301,175	$215,075

Earnings from unconsolidated co-investment ventures, net:
U.S.	$32,989	$10,441	$7,124
Other Americas	26,200	27,155	28,842
Europe	145,792	137,652	106,656
Asia	29,187	16,629	12,780
Total	$234,168	$191,877	$155,402

(1)

We earned promote revenue (third-party share) of $127.5 million, $88.5 million and $29.5 million in 2017, 2016 and 2015, respectively. Promote revenue is based on the venture’s cumulative returns to investors over a certain time-period, generally three years.

The following table summarizes the financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share), at December 31 and for the years ended December 31 as presented at our adjusted basis derived from the ventures’ U.S. GAAP information (dollars and square feet in millions):

	U.S.			Other Americas			Europe			Asia			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Financial Position:
Ventures	1	1	1	2	2	2	3	4	4	2	2	2	8	9	9
Operating properties	552	369	391	205	213	205	707	700	688	95	85	66	1,559	1,367	1,350
Square feet	88	50	50	37	42	39	166	163	159	41	36	29	332	291	277
Total assets ($)	7,062	4,238	4,408	2,118	2,793	2,482	13,586	10,853	11,343	6,133	5,173	4,320	28,899	23,057	22,553
Third-party debt ($)	2,313	1,414	1,433	756	739	657	2,682	2,446	2,640	2,328	1,947	1,520	8,079	6,546	6,250
Total liabilities ($)	2,520	1,540	1,550	782	814	708	3,655	3,283	3,584	2,685	2,239	1,751	9,642	7,876	7,593
Investment balance ($) (1)	1,383	435	690	555	845	786	2,813	2,327	2,707	524	451	402	5,275	4,058	4,585
Wtd avg ownership (2)	28.2%	14.9%	22.5%	43.4%	43.9%	43.8%	32.8%	35.1%	38.9%	15.1%	15.1%	15.0%	28.8%	27.9%	31.6%

Operating Information:
Revenues ($)	533	395	382	245	242	228	1,030	964	947	372	342	275	2,180	1,943	1,832
Net earnings ($)	139	57	35	71	71	78	406	333	261	182	101	77	798	562	451

(1)

The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2017, 2016 and 2015, results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of a property to a venture ($667.3 million, $469.9 million and $430.7 million, respectively); (ii) recording additional costs associated with our investment in the venture ($94.2 million, $124.1 million and $122.1 million, respectively); and (iii) advances to a venture ($210.0 million, $166.1 million and $189.7 million, respectively).

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The equity contributions are generally used for the acquisition or development of properties, but may be used for the repayment of debt or other general uses. The venture may obtain financing for the acquisition of properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make additional contributions of properties or additional cash investments in these ventures through the remaining commitment period.

The following table summarizes the remaining equity commitments at December 31, 2017 (in millions):

	Equity Commitments			Expiration Date for Remaining Commitments
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$73	$73	2019
Prologis European Logistics Fund (1)	-	1,061	1,061	2018 – 2019
Prologis UK Logistics Venture (2)	27	151	178	2021
Prologis China Logistics Venture	294	1,665	1,959	2020 – 2024
Total	$321	$2,950	$3,271

(1)

During 2017, the remaining equity commitments of PTELF were transferred to PELF when the assets and related liabilities of PTELF were contributed to PEPF II, and PEPF II was renamed PELF. Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.20 U.S. dollars to the euro.

(2)	Equity commitments are denominated in British pounds sterling and reported in U.S. dollars based on an exchange rate of $1.35 U.S. dollars to the British pound sterling.

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2017, and 2016. At the time of classification, these properties were expected to be sold to third parties or were recently developed and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	2017	2016
Number of operating properties	22	13
Square feet	5,384	4,167
Total assets held for sale or contribution	$342,060	$322,139
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$9,341	$4,984

NOTE 7. NOTES RECEIVABLE BACKED BY REAL ESTATE

The following table summarizes information about our notes receivable backed by real estate (dollars in thousands):

	Balance Outstanding	Interest Rates	Maturity Dates
Balance at January 1, 2016	$235,050	2.0% – 10.0%	February 2016 – April 2017
Additions	-
Repayments	(202,950)
Balance at December 31, 2016	32,100	5.8% – 10.0%	April 2017 – December 2017
Additions (1)	53,796
Repayments	(32,100)
Assumption by USLF (1)	(19,536)
Balance at December 31, 2017	$34,260	3.5%	March 2018

(1)	In 2017, we received a note receivable backed by real estate through a property disposition. Subsequently, this note was assumed through the contribution of operating properties to USLF.

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2017	2016
Rent leveling	$311,932	$285,824
Leasing commissions	306,461	286,821
Acquired lease intangibles	202,087	267,907
Fixed assets	109,823	102,830
Prepaid assets	102,179	120,361
Accounts receivable	85,118	110,918
Value added taxes receivable	84,339	94,713
Other notes receivable	35,406	35,824
Derivative assets	19,139	47,114
Management contracts	17,608	41,993
Deferred income taxes	13,533	14,052
Other	94,338	88,633
Total	$1,381,963	$1,496,990

The following table summarizes our other liabilities, net of amortization, if applicable, at December 31 (in thousands):

	2017	2016
Tenant security deposits	$209,741	$206,301
Unearned rents	71,392	90,233
Income tax liabilities	56,988	68,666
Indemnification liability	39,480	32,843
Derivative liabilities	32,229	1,268
Environmental liabilities	25,728	24,572
Acquired lease intangibles	24,769	31,707
Deferred income	15,754	21,629
Value added taxes payable	10,081	15,888
Other	173,737	134,212
Total	$659,899	$627,319

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles) into amortization expense and above and below market leases (included in acquired lease intangibles) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2017 (in thousands):

	Amortization Expense	Net (Increase) Decrease to Rental Revenues
2018	$107,897	$(13,862)
2019	90,168	25,635
2020	73,790	42,140
2021	56,494	46,332
2022	41,689	41,855
Thereafter	98,233	185,340
Total	$468,271	$327,440

NOTE 9. DEBT

All debt is incurred by the OP. The Parent does not have any indebtedness, but guarantees the unsecured debt of the OP.

The following table summarizes our debt at December 31 (dollars in thousands):

	2017		2016
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit facilities	1.8%	$317,392	1.0%	$35,023
Senior notes (3)	3.0%	6,067,277	3.3%	6,417,492
Term loans	1.7%	2,046,945	1.4%	1,484,523
Unsecured other	6.1%	13,546	6.1%	14,478
Secured mortgages (4)	5.7%	808,096	4.9%	979,585
Secured mortgages of consolidated entities (5)	2.9%	159,375	3.0%	1,677,193
Total	2.9%	$9,412,631	3.2%	$10,608,294

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the year for the debt outstanding.

(2)

Included in the outstanding balances were borrowings denominated in non-U.S. dollars, principally: euro ($3.8 billion), Japanese yen ($1.3 billion), British pound sterling ($0.7 billion) and Canadian dollars ($0.5 billion).

(3)	Notes are due October 2020 to June 2029 with effective interest rates ranging from 1.5% to 4.4% at December 31, 2017.

(4)

Debt is due May 2018 to December 2025 with effective interest rates ranging from 2.7% to 7.8% at December 31, 2017. The debt is secured by 144 real estate properties with an aggregate undepreciated cost of $2.2 billion at December 31, 2017.

(5)

Debt is due April 2019 to December 2027 with effective interest rates ranging from 2.9% to 3.4% at December 31, 2017. The debt is secured by 18 real estate properties with an aggregate undepreciated cost of $0.3 billion at December 31, 2017.

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen and U.S. dollars on a revolving basis up to $3.0 billion (subject to currency fluctuations). We have the ability to increase the Global Facility to $3.8 billion, subject to currency fluctuations and obtaining additional lender commitments. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Global Facility is scheduled to mature in April 2020; however, we may extend the maturity date for six months on two occasions, subject to the satisfaction of certain conditions and payment of extension fees.

We also have a Japanese yen revolver (the “Revolver”). In February 2017, we renewed and amended the Revolver to increase our availability from ¥45.0 billion to ¥50.0 billion ($444.2 million at December 31, 2017). We have the ability to increase the Revolver to ¥65.0 billion ($577.4 million at December 31, 2017), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities (dollars in millions):

	2017	2016	2015
For the years ended December 31:
Weighted average daily interest rate	1.3%	1.4%	1.1%
Weighted average daily borrowings	$111	$128	$261
Maximum borrowings outstanding at any month-end	$317	$307	$942
At December 31:
Aggregate lender commitments	$3,490	$3,306	$2,662
Less:
Borrowings outstanding	317	35	-
Outstanding letters of credit	33	36	32
Current availability	$3,140	$3,235	$2,630

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

In June 2017, we issued £500.0 million ($645.3 million) senior notes bearing a coupon rate of 2.25%, maturing in June 2029, at 99.9% par value for an effective rate of 2.30%. The exchange rate used to calculate into U.S. dollar was the spot rate at the date of the transaction. We did not issue senior notes during 2016.

In January 2018, we issued €400.0 million ($495.3 million) senior notes bearing a floating rate of Euribor plus 0.25%, maturing in January 2020. The exchange rate used to calculate into U.S. dollar was the spot rate at the date of the transaction.

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Initial Borrowing Date	Lender Commitment at 2017		Amount Outstanding at 2017	Amount Outstanding at 2016	Interest Rate	Maturity Date
			Borrowing Currency	USD	USD	USD
2017 Term Loan (1) (2)	USD, EUR, JPY and GBP	June 2014	$500,000	$500,000	$500,000	$193,293	LIBOR plus 0.90%	May 2020
2015 Canadian Term Loan	CAD	December 2015	$371,925	$296,595	296,595	276,322	CDOR rate plus 1.50%	February 2023
2016 Yen Term Loan	JPY	August 2016	¥120,000,000	$1,065,965	1,065,965	1,025,057	Yen LIBOR plus 0.65%	August 2022 and 2023
March 2017 Yen Term Loan	JPY	March 2017	¥12,000,000	$106,597	106,597	-	0.92% and 1.01%	March 2027 and 2028
October 2017 Yen Term Loan	JPY	October 2017	¥10,000,000	$88,830	88,830	-	0.85%	October 2032
Subtotal					2,057,987	1,494,672
Debt issuance costs, net					(11,042)	(10,149)
Total					$2,046,945	$1,484,523

(1)

In May 2017, we renewed and amended our existing senior term loan agreement (the “2017 Term Loan”). We may increase the borrowings up to $1.0 billion, subject to obtaining additional lender commitments. We may pay down and reborrow on this term loan. We may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and the payment of an extension fee.

(2)	We paid down $1.2 billion and $1.2 billion and reborrowed $1.5 billion and $0.8 billion in 2017 and 2016, respectively.

Secured Mortgage Debt

In July 2017, USLF assumed $956.0 million of secured mortgage debt in conjunction with our contribution of the associated real estate properties, as discussed in Note 4.

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In June 2017, we issued ¥4.5 billion ($40.2 million) of new TMK bonds. We subsequently paid off or transferred all of our outstanding TMK bonds and there were no TMK bonds outstanding at December 31, 2017. During 2016, we issued new TMK bonds totaling ¥25.7 billion ($244.6 million).

Long-Term Debt Maturities

Principal payments due on our debt, for each year through the period ended December 31, 2022, and thereafter were as follows at December 31, 2017 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage Debt	Total
2018 (1)	$-	$-	$934	$167,960	$168,894
2019	-	-	1,013	446,324	447,337
2020 (2) (3)	264,982	719,580	501,077	12,401	1,498,040
2021 (3)	52,410	839,510	910	14,780	907,610
2022	-	839,510	444,890	10,791	1,295,191
Thereafter	-	3,715,027	1,122,709	314,298	5,152,034
Subtotal	317,392	6,113,627	2,071,533	966,554	9,469,106
Premiums (discounts), net	-	(21,333)	-	4,660	(16,673)
Debt issuance costs, net	-	(25,017)	(11,042)	(3,743)	(39,802)
Total	$317,392	$6,067,277	$2,060,491	$967,471	$9,412,631

(1)	We expect to repay the amounts maturing in 2018 with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2020 maturities was the 2017 Term Loan that can be extended until 2022, as discussed above.

(3)	Included in the 2020 and 2021 maturities were the Credit Facilities that can be extended until 2021 and 2022, respectively, as discussed above.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2017	2016	2015
Gross interest expense	$328,228	$383,098	$394,012
Amortization of premium, net	(13,728)	(30,596)	(45,253)
Amortization of debt issuance costs	14,479	15,459	13,412
Interest expense before capitalization	$328,979	$367,961	$362,171
Capitalized amounts	(54,493)	(64,815)	(60,808)
Net interest expense	$274,486	$303,146	$301,363
Total cash paid for interest, net of amounts capitalized	$278,313	$322,442	$345,916

Early Extinguishment of Debt

In 2017 and 2015, we repurchased or repaid certain debt before the maturity date in an effort to reduce our borrowing costs and extend our debt maturities. As a result, we recognized gains or losses represented by the difference between the recorded debt (including premiums and discounts and related debt issuance costs) and the consideration we paid to retire the debt, including fees. Fees associated with the restructuring of debt that meets the modification criteria, along with existing unamortized premium or discount and debt issuance costs, are amortized over the term of the new debt.

The following table summarizes the activity related to the repurchase of debt and net loss on early extinguishment of debt for the years ended December 31 (in millions):

	2017	2015
Senior notes:
Original principal amount	$1,495.3	$709.7
Cash purchase price	$1,566.5	$789.0
Term loans:
Original principal amount	$-	$600.0
Cash repayment price	$-	$600.0
Secured mortgage debt:
Original principal amount	$538.3	$571.5
Cash repayment price	$538.3	$595.5
Total:
Original principal amount	$2,033.6	$1,881.2
Cash purchase / repayment price	$2,104.8	$1,984.5
Losses on early extinguishment of debt	$68.4	$86.3

During 2016, we repaid certain debt at the earliest available payment date with no prepayment costs. We recorded a gain of $2.5 million that related to unamortized premiums associated with the extinguished debt and were net of unamortized debt issuance costs.

Financial Debt Covenants

We have $6.1 billion of senior notes and $2.0 billion of term loans outstanding at December 31, 2017 under two separate indentures, as supplemented, and were subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At December 31, 2017, we were in compliance with all of our financial debt covenants.

NOTE 10. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2017, 1.1 billion shares were authorized to be issued by the Parent, of which 1.0 billion shares represent common stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

We issued 1.7 million shares of common stock under our at-the-market program during 2015, which generated $71.5 million in net proceeds. We have an equity distribution agreement that allows us to sell up to $750.0 million aggregate gross sales proceeds of shares of common stock, of which $535.2 million remains available for sale, through six designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis.

Under the 2012 Long-Term Incentive Plan, certain of our employees and outside directors are able to participate in equity-based compensation plans. We received gross proceeds for the issuance of common stock upon the exercise of stock options of $32.9 million, $39.5 million and $18.2 million, for the years ended December 31, 2017, 2016 and 2015, respectfully. See Note 13 for additional information on equity-based compensation plans.

Preferred Stock

At December 31, 2017 and 2016 our Series Q preferred stock outstanding had a dividend rate of 8.54%, and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly in arrears on the last day of each quarter. Dividends are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

During 2017, we repurchased 0.2 million shares of Series Q preferred stock and recognized a loss of $3.9 million, which primarily represented the difference between the repurchase price and the carrying value of the preferred stock, net of original issuance costs.

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

Our tax return for the year ended December 31, 2017 has not been filed. The taxability information presented for our dividends paid in 2017 is based on management’s estimate. Our tax returns for open tax years have not been examined by the Internal Revenue Service, other than those discussed in Note 14. Consequently, the taxability of dividends is subject to change.

In 2017, 2016 and 2015, we paid all of our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2017 (1)	2016	2015
Common Stock:
Ordinary income	$1.23	$0.60	$0.36
Qualified dividend	0.01	0.15	0.08
Capital gains	0.52	0.93	1.08
Total distribution	$1.76	$1.68	$1.52
Preferred Stock – Series Q:
Ordinary income	$2.91	$2.02	$0.77
Qualified dividend	0.08	0.29	0.62
Capital gains	1.28	1.96	2.88
Total dividend	$4.27	$4.27	$4.27

(1)	Taxability for 2017 is estimated.

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

NOTE 11. PARTNERS’ CAPITAL OF PROLOGIS, L.P.

Distributions paid on the common limited partnership units, and the taxability of those distributions, are similar to dividends paid on the Parent’s common stock disclosed above.

In connection with the acquisition of a portfolio of properties in October 2015, we issued 0.2 million common limited partnership units and 8.9 million Class A Units in the OP. The number of units issued was based upon an agreed upon price and had a per unit weighted average fair value at the date of issuance of $41.06. The Class A Units generally have the same rights as the existing common limited partnership units of the OP, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units receive a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2017 and 2016, the Class A Units were convertible into 8.5 million and 8.7 million common limited partnership units. The OP may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common limited partnership units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common limited partnership units.

In May 2015, we issued 4.5 million common limited partnership units in the OP in connection with the KTR transaction. See Note 3 for more details on the transaction.

NOTE 12. NONCONTROLLING INTERESTS

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are redeemable for cash or, at our option into shares of the Parent’s common stock, generally at a rate of one share of common stock to one unit. We also consolidate several entities in which we do not own 100% of the equity but the equity of these entities are not exchangeable into our common stock.

As discussed in Note 1, the Parent has complete responsibility, power and discretion in the day-to-day management of the OP. The Parent, through its majority interest, has the right to receive benefits from and incur losses of the OP. In addition, the OP does not have either substantive liquidation rights or substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interests. The absence of such rights renders the OP as a VIE. Accordingly, the Parent is the primary beneficiary and therefore consolidates the OP.

Prologis, Inc.

The noncontrolling interests of the Parent include the noncontrolling interests presented above for the OP, as well as the limited partnership units in the OP that are not owned by the Parent.

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and total liabilities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2017	2016	2017	2016	2017	2016	2017	2016
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,581,629	$2,424,800	$6,030,819	$6,201,278	$284,162	$797,593
Prologis North American Industrial Fund (1)	N/A	66.1%	-	486,648	-	2,479,072	-	1,038,708
Prologis Brazil Logistics Partners Fund I (2)	N/A	50.0%	-	61,836	-	131,581	-	720
Other consolidated entities (3)	various	various	78,613	99,185	806,138	866,821	30,330	34,073
Prologis, L.P.			2,660,242	3,072,469	6,836,957	9,678,752	314,492	1,871,094
Limited partners in Prologis, L.P. (4) (5)			414,341	394,590	-	-	-	-
Prologis, Inc.			$3,074,583	$3,467,059	$6,836,957	$9,678,752	$314,492	$1,871,094

(1)

In March 2017, we acquired all our partner’s interest for $710.2 million. The difference between the amount we paid and the noncontrolling interest balance was recorded to Additional Paid-in Capital with no gain or loss recognized. In July 2017, we contributed substantially all the assets formerly owned by NAIF to our unconsolidated co-investment venture, USLF.

(2)

In March 2017, we acquired all our partner’s interest for $79.8 million. The difference between the amount we paid and the noncontrolling interest balance was recorded to Additional Paid-in Capital with no gain or loss recognized. At December 31, 2016, the assets of the Prologis Brazil Logistics Partners Fund I were primarily investments in unconsolidated entities of $113.1 million, most of which we gained control of and began consolidating in August 2017. See Note 4 for more information on the acquisition of our partner’s interest in certain joint ventures in Brazil.

(3)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2017 and 2016 were exchangeable into cash or, at our option, 1.0 million and 1.8 million shares of the Parent’s common stock with a fair value of $64.3 million and $96.9 million, respectively, based on the closing stock price of the Parent’s common stock. In 2017, limited partnership units were exchanged for 0.8 million shares of the Parent’s common stock. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

(4)

We had 8.9 million Class A Units that were convertible into 8.5 million and 8.7 million limited partnership units of the OP at December 31, 2017 and 2016, respectively. See Note 11 for further discussion of our Class A Units.

(5)

At December 31, 2017 and 2016, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 4.1 million and 4.6 million shares of the Parent’s common stock with a fair value of $266.1 million and $241.8 million, respectively, based on the closing stock price of the Parent’s common stock. In 2017 and 2016 unitholders exchanged 0.7 million and 1.9 million limited partnership units into an equal number of shares of the Parent’s common stock.

At December 31, 2017 and 2016, there were 3.4 million and 2.2 million LTIP Units (as defined in Note 13) outstanding, respectively, associated with our long-term compensation plan that were exchangeable into limited partnership units of the OP and redeemable into the Parent’s common stock after they vest and other applicable conditions have been met. All of these outstanding limited partnership units receive quarterly cash distributions equal to the quarterly distributions paid on our common stock pursuant to the terms of the partnership agreement.

NOTE 13. LONG-TERM COMPENSATION

The 2012 Long-Term Incentive Plan (“2012 LTIP”) provides for grants of awards to officers, directors, employees and consultants of the Parent or its subsidiaries. Awards can be in the form of: full value awards, stock appreciation rights, stock options (non-qualified options and incentive stock options) and cash incentive awards. Full value awards generally consist of: (i) common stock; (ii) restricted stock units (“RSUs”); (iii) OP LTIP units (“LTIP Units”) and (iv) Prologis Outperformance Plan (“POP”) OP LTIP units (“POP LTIP Units”).

The awards under the 2012 LTIP have been issued under the following components of our equity-based compensation plans and programs at December 31, 2017: (i) POP; (ii) Prologis Promote Plan (“PPP”); (iii) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iv) annual bonus exchange program. Under all of these components, certain employees may elect to receive their equity award payout either in the form of RSUs or other equity of the Parent or LTIP Units of the OP. No participant can be granted more than 1.5 million shares of common stock under the 2012 LTIP in any one calendar year. Awards may be made under the 2012 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

We have 27.2 million shares reserved for issuance, of which 17.2 million shares of common stock were available for future issuance at December 31, 2017. Each LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We allocate participation points to participants under our POP corresponding to three-year performance periods beginning January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards would become vested. POP awards are earned to the extent our total stockholder return (“TSR”) for the performance period exceeds the TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points (“Index”). If this outperformance hurdle is met, the compensation pool is equal to 3.0% of the excess value created, subject to a maximum of the greater of $75.0 million or 0.5% of our equity market capitalization at the start of the performance period (“Capitalizations Cap”). Each participant is eligible to receive a percentage of the total compensation pool based on the number of participation points allocated to the participant. If the performance criteria are met, the participants’ points will generally be paid in the form of common stock or POP LTIP Units, as elected by the participant. Annually, a participant may exchange their participation points for POP LTIP Units. If the performance criteria are not met, the participants’ points and POP LTIP Units will be forfeited. If we outperform the Index, but the absolute TSR is not positive, payment will be delayed until our absolute TSR becomes positive. If after seven years our absolute TSR has not become positive, the awards will be forfeited.

Beginning with 2016 – 2018 performance period, the plan requires an additional performance hurdle. The Index performance must be met or exceeded for an additional three years after the initial three-year performance period (“Initial Award”) to earn any amounts above $75.0 million up to the Capitalization Cap (“Excess Award”). One-third of this Excess Award can be earned at the end of each of the three years after the Initial Award is earned, if our performance meets or exceeds the Index in each of such three years. In addition, participants will not be able to sell or transfer any equity they receive as Initial or Excess Awards until three years after the end of the initial performance period.

At December 31, 2017, all awards were equity classified. We use a Monte Carlo valuation model to value the participation points allocated under the POP.

The following table details the assumptions used for each grant based on the year it was granted (dollars in thousands):

	2017	2016	2015
Risk free interest rate	1.49%	0.99%	0.86%
Expected volatility	22.2%	20.5%	28.0%
Aggregate fair value	$20,400	$26,600	$26,500

Total remaining compensation cost related to the POP at December 31, 2017, was $22.9 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2022, with a weighted average period of 1.1 years.

The performance criteria were met for the 2015 – 2017 and 2014 – 2016 performance periods, which resulted in the pool being awarded in January 2018 and 2017, respectively, in the form of common stock and vested POP LTIP Units. See below for details on these performance periods (dollars and units in thousands):

	2015 – 2017	2014 – 2016
Performance pool	$110,230	$62,220
Common stock	582	486
Vested POP LTIP Units and LTIP Units	1,170	698
Grant date fair value	$62.65	$52.53

The POP performance criteria were not met for 2013 – 2015 performance period, therefore, no awards were earned and the participants’ points and POP LTIP Units were forfeited. As the POP has market-based performance criteria, there is no adjustment to the expense previously recognized at the completion of the performance period regardless of the outcome.

Other Equity-Based Compensation Plans and Programs

Awards may be issued in the form of RSUs or LTIP Units at the participants’ elections under the following equity-based compensation plans and programs. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and is charged to compensation expense over the service period, which is generally three years. Dividends and distributions are paid with respect to both RSUs and LTIP Units during the vesting period, and therefore they are considered participating securities. The value of the dividend is charged to retained earnings for RSUs and the distribution is charged to Net Income Attributable to Noncontrolling Interests in the OP for LTIP Units.

Prologis Promote Plan (“PPP”)

Under the PPP, we establish a compensation pool for certain employees that is equal to 40% of the promotes earned by Prologis from the co-investment ventures representing the third-party portion of the promotes. The awards may be settled in some combination of cash and full value awards, at our election.

Annual LTI Equity Award Program (“Annual LTI Award”)

The Annual LTI Award provides for grants to certain employees subject to our performance against benchmark indices that relate to the most recent year’s performance.

Annual Bonus Exchange Program

Under our bonus exchange program, generally all our employees may elect to receive all or a portion of their annual cash bonus in equity. Equity awards granted through the bonus exchange are generally valued at a premium to the cash bonus exchanged.

Summary of Award Activity

RSUs

Each RSU represents the right to receive one share of common stock of the Parent. The following table summarizes the activity for RSUs for the year ended December 31, 2017 (units in thousands):

	Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	1,492	$40.62
Granted	759	50.76
Vested and distributed	(797)	41.34
Forfeited	(80)	44.68
Balance at December 31, 2017	1,374	$45.57

The fair value of stock awards granted and vested was $32.5 million and $33.7 million for 2016 and $30.9 million and $39.3 million for 2015, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding at December 31, 2017, was $31.6 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2021, with a weighted average period of 0.9 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock (or cash at our option).

The following table summarizes the activity for LTIP Units for the year ended December 31, 2017 (units in thousands):

	Vested LTIP Units	Unvested LTIP Units	Unvested Weighted Average Grant Date Fair Value
Balance at January 1, 2017	743	1,476	$40.72
Granted	-	1,041	51.11
Vested LTIP Units	688	(688)	41.13
Vested POP LTIP Units (1)	698	-	N/A
Conversion to common limited partnership units	(597)	-	N/A
Balance at December 31, 2017	1,532	1,829	$46.48

(1)

Vested units were based on the POP performance criteria being met for the 2014 – 2016 performance period and represented the earned award amount. Vested units are included in POP award table above. Unvested POP LTIP Units for the 2014 – 2016 performance period were forfeited to the extent not earned.

The fair value of stock awards granted and vested was $38.0 million and $18.8 million for 2016 and $27.3 million and $11.7 million for 2015, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units at December 31, 2017, was $50.6 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining compensation cost will be recognized through 2020, with a weighted average period of 1.0 year.

Stock Options

We have 0.7 million stock options outstanding and exercisable at December 31, 2017, with a weighted average exercise price of $24.68 and a weighted average life of 2.0 years. The aggregate intrinsic value of exercised options was $28.6 million, $45.6 million, and $13.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. No stock options were granted in the three-year period ended December 31, 2017.

Other Plans

The Prologis 401(k) Plan (the “401(k) Plan”) provides for matching employer contributions of $0.50 for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the 401(k) Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $2.8 million, $2.7 million and $2.5 million for 2017, 2016 and 2015, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching in the three-year period ended December 31, 2017.

NOTE 14. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2017	2016	2015
Domestic	$1,207,503	$719,018	$511,025
International	608,065	628,086	437,580
Earnings before income taxes	$1,815,568	$1,347,104	$948,605

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2017	2016	2015
Current income tax expense (benefit):
U.S. federal	$214	$7,153	$(11,633)
International	45,185	38,493	27,494
State and local	14,215	14,443	12,286
Total current income tax expense	59,614	60,089	28,147

Deferred income tax expense (benefit):
U.S. federal	2,533	(3,306)	(810)
International	(7,538)	(2,219)	(4,247)
Total deferred income tax benefit	(5,005)	(5,525)	(5,057)
Total income tax expense	$54,609	$54,564	$23,090

Current Income Taxes

Current income tax expense recognized during 2017 and 2016 was partially due to tax triggered upon the contribution of assets to our Europe, Mexico and Japan co-investment ventures and third-party sales. Current income tax expense recognized during 2015 was not materially impacted by contributions to our co-investment ventures and was netted against a current benefit as a result of the operating losses generated by our U.S. TRS.

For the years ended December 31, 2016 and 2015, we recognized a net expense of $0.3 million and $3.0 million for uncertain tax positions, respectively. For the year ended December 31, 2017, we did not recognize any expense for uncertain tax positions.

During the years ended December 31, 2017, 2016 and 2015, cash paid for income taxes, net of refunds, was $46.7 million, $29.3 million and $24.1 million, respectively.

Deferred Income Taxes

The deferred income tax benefits recognized in 2017, 2016 and 2015 were principally due to the reversal of deferred tax liabilities from the contribution and dispositions of properties. The deferred tax liabilities were originally recorded at the time of acquisition.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2017	2016
Gross deferred income tax assets:
NOL carryforwards	$334,358	$350,909
Basis difference – real estate properties	53,902	56,827
Basis difference – equity investments and intangibles	4,740	4,666
Section 163(j) interest limitation	26,280	40,766
Capital loss carryforward	10,566	25,145
Other – temporary differences	5,724	5,578
Total gross deferred income tax assets	435,570	483,891
Valuation allowance	(410,896)	(456,699)
Gross deferred income tax assets, net of valuation allowance	24,674	27,192
Gross deferred income tax liabilities:
Basis difference – real estate properties	63,246	70,914
Basis difference – equity investments and intangibles	1,114	6,864
Other – temporary differences	769	1,028
Total gross deferred income tax liabilities	65,129	78,806
Net deferred income tax liabilities	$40,455	$51,614

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the corporate federal tax rate in the U.S. to 21.0%, effective upon enactment. As such, deferred tax assets and liabilities were remeasured using the lower corporate federal tax rate at December 31, 2017. While we do not expect other material impacts, the new rules are complex and lack developed administrative guidance; thus, the impact of certain aspects of these provisions on us is currently unclear.

At December 31, 2017, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$106,594	$721,225	$334,290	$130,679	$44,084
Tax-effected NOL carryforward	26,040	168,588	103,671	25,419	10,640
Valuation allowance	(26,040)	(152,911)	(103,671)	(25,419)	(10,640)
Net deferred tax asset – NOL carryforward	$-	$15,677	$-	$-	$-
Expiration periods	2022 – 2037	2018 – indefinite	2018 – 2028	2018 – 2026	2018 – indefinite

The deferred tax asset valuation allowance at December 31, 2017, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2017, 2016 and 2015, we believe that we have complied with the REIT requirements of the Internal Revenue Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2014 and thereafter.

The liability for uncertain tax positions was $3.0 million for the years ended December 31, 2017 and 2016, and $3.3 million for the year ended December 31, 2015, and primarily consisted of estimated income tax liabilities in Mexico and included accrued interest and penalties.

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

The computation of our basic and diluted earnings per share and unit for the years ended December 31 (in thousands, except per share and unit amounts) was as follows:

Prologis, Inc.	2017	2016	2015
Net earnings attributable to common stockholders – Basic	$1,641,931	$1,203,218	$862,788
Net earnings attributable to exchangeable limited partnership units (1)	46,280	37,079	13,120
Gains, net of expenses, associated with exchangeable debt assumed exchanged (2)	-	-	(1,614)
Adjusted net earnings attributable to common stockholders – Diluted	$1,688,211	$1,240,297	$874,294

Weighted average common shares outstanding – Basic	530,400	526,103	521,241
Incremental weighted average effect on exchange of limited partnership units (1)	15,945	16,833	8,569
Incremental weighted average effect of equity awards	5,955	3,730	1,961
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	-	-	2,173
Weighted average common shares outstanding – Diluted (3)	552,300	546,666	533,944

Net earnings per share attributable to common stockholders:
Basic	$3.10	$2.29	$1.66
Diluted	$3.06	$2.27	$1.64

Prologis, L.P.	2017	2016	2015
Net earnings attributable to common unitholders	$1,686,945	$1,237,519	$873,914
Net earnings attributable to Class A convertible common unitholders	(26,642)	(20,069)	(3,393)
Net earnings attributable to common unitholders – Basic	1,660,303	1,217,450	870,521
Net earnings attributable to Class A convertible common unitholders	26,642	20,069	3,393
Net earnings attributable to exchangeable limited partnership units	1,266	2,778	1,994
Gain, net of expenses, associated with exchangeable debt assumed exchanged (2)	-	-	(1,614)
Adjusted net earnings attributable to common unitholders – Diluted	$1,688,211	$1,240,297	$874,294

Weighted average common partnership units outstanding – Basic	536,335	532,326	525,912
Incremental weighted average effect on exchange of Class A units	8,607	8,775	2,050
Incremental weighted average effect on exchange of limited partnership units	1,403	1,835	1,848
Incremental weighted average effect of equity awards of Prologis, Inc.	5,955	3,730	1,961
Incremental weighted average effect on exchangeable debt assumed exchanged (2)	-	-	2,173
Weighted average common units outstanding – Diluted (3)	552,300	546,666	533,944

Net earnings per unit attributable to common unitholders:
Basic	$3.10	$2.29	$1.66
Diluted	$3.06	$2.27	$1.64

(1)

Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	In March 2015, the exchangeable debt was settled primarily through the issuance of common stock. The adjustment in 2015 assumes the exchange occurred on January 1, 2015.

(3)	Our total potentially dilutive shares and units outstanding for the years ended December 31 consisted of the following:

	2017	2016	2015
Total weighted average potentially dilutive limited partnership units	10,010	10,610	3,898
Total potentially dilutive stock awards	9,183	8,444	7,299
Total weighted average potentially dilutive shares and units from exchangeable debt	-	-	2,173
Prologis, L.P.	19,193	19,054	13,370
Limited partners in Prologis, L.P.	5,935	6,223	4,671
Prologis, Inc.	25,128	25,277	18,041

NOTE 16. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The following table presents the fair value and classification of our derivative financial instruments at December 31 (in thousands):

	2017		2016
	Asset	Liability	Asset	Liability
Foreign currency contracts
Net investment hedges
British pound sterling	$-	$-	$7,439	$-
Canadian dollar	-	7,263	1,245	-

Forwards and options (1)
British pound sterling	2,440	8,103	16,985	-
Euro	2	14,234	10,933	-
Japanese yen	6,474	931	9,246	1,071
Canadian dollar	-	1,698	831	197

Interest rate swaps
Cash flow hedges	10,223	-	435	-

Total fair value of derivatives	$19,139	$32,229	$47,114	$1,268

(1)	As discussed in Note 2, these foreign currency contracts are not designated as hedges.

Foreign Currency Contracts

The following tables summarize the activity in our foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

2017	Foreign Currency Contracts
	Net Investment Hedges		Forwards and Options
Local Currency	CAD	GBP	CAD	EUR	GBP	JPY
Notional amounts at January 1	$133	£31	$50	€174	£48	¥15,500
New contracts	133	100	52	120	117	8,000
Matured, expired or settled contracts	(133)	(131)	(30)	(95)	(63)	(7,300)
Notional amounts at December 31	$133	£-	$72	€199	£102	¥16,200

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges		Forwards and Options (1)
Notional amounts at January 1	$100	$46	$38	$197	$78	$144
New contracts	99	127	41	143	151	75
Matured, expired or settled contracts	(100)	(173)	(23)	(107)	(97)	(66)
Notional amounts at December 31	$99	$-	$56	$233	$132	$153

Weighted average forward rate at December 31	1.34	-	1.29	1.17	1.29	106.25
Active contracts at December 31	2	-	24	29	20	34

2016	Foreign Currency Contracts
	Net Investment Hedges			Forwards and Options
Local Currency	CAD	GBP	JPY	EUR	GBP	JPY	Other
Notional amounts at January 1	$-	£238	¥-	€275	£97	¥12,840
New contracts	133	90	11,189	369	-	15,460
Matured, expired or settled contracts	-	(297)	(11,189)	(470)	(49)	(12,800)
Notional amounts at December 31	$133	£31	¥-	€174	£48	¥15,500

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges			Forwards and Options (1)
Notional amounts at January 1	$-	$386	$-	$310	$148	$109	$50
New contracts	100	131	99	413	-	146	15
Matured, expired or settled contracts	-	(471)	(99)	(526)	(70)	(111)	(27)
Notional amounts at December 31	$100	$46	$-	$197	$78	$144	$38

2015	Foreign Currency Contracts
	Net Investment Hedges				Forwards and Options
Local Currency	CAD	EUR	GBP	JPY	EUR	GBP	JPY	Other
Notional amounts at January 1	$-	€300	£238	¥24,136	€284	£-	¥-
New contracts	394	-	118	43,373	333	199	18,740
Matured, expired or settled contracts	(394)	(300)	(118)	(67,509)	(342)	(102)	(5,900)
Notional amounts at December 31	$-	€-	£238	¥-	€275	£97	¥12,840

	Foreign Currency Contracts
U.S. Dollar	Net Investment Hedges				Forwards and Options (1)
Notional amounts at January 1	$-	$400	$400	$250	$354	$-	$-	$-
New contracts	298	-	186	353	375	300	159	71
Matured, expired or settled contracts	(298)	(400)	(200)	(603)	(419)	(152)	(50)	(21)
Notional amounts at December 31	$-	$-	$386	$-	$310	$148	$109	$50

(1)

During 2017, 2016 and 2015, we exercised 44, 49 and 32 option contracts and realized gains of $12.6 million, $3.0 million and $14.6 million, respectively, in Foreign Currency and Derivative Gains (Losses), Net.

We recognized an unrealized loss of $50.7 million and unrealized gains of $19.1 million and $22.1 million in Foreign Currency and Derivative Gains (Losses), Net from the change in value of our outstanding foreign currency option contracts for the years ended December 31, 2017, 2016 and 2015, respectively.

We had no ineffectiveness on our foreign currency derivative contracts during 2017, 2016 or 2015.

Interest Rate Swaps

There was no activity on our interest rate swaps during 2017. We had three contracts with a notional amount of CAD $371.9 million ($271.2 million) outstanding at December 31, 2017.

The following table summarizes the activity in our interest rate swaps designated as cash flow hedges for the years ended December 31 (in millions):

	2016	2015
Notional amounts at January 1	$1,196	$398
New contracts	-	1,158
Matured, expired or settled contracts	(925)	(360)
Notional amounts at December 31	$271	$1,196

In 2016, we entered into the 2016 Yen Term Loan and repaid our 2014, 2015 and 2016 Japanese yen term loans. At that time, we settled the outstanding contracts related to the previously outstanding term loans for $26.3 million. The fair value of the contracts that qualified for hedge accounting at the date of repayment was recorded to AOCI/L and will be amortized to Interest Expense over the life of the original term loans. We had $10.7 million remaining in AOCI/L at December 31, 2017. During the year ended December 31, 2016, we recorded a loss of $9.9 million related to the change in fair value on the unhedged portion of the contracts. See Note 9 for further discussion of the 2016 Yen Term Loan.

During 2015, we entered into two contracts with a notional amount of $526.3 million (¥65.0 billion) to effectively fix the interest rate on the 2015 Japanese Yen term loan (see above for discussion on the settlement of these contracts) and three contracts with a notional amount of CAD $371.9 million ($271.2 million) to effectively fix the interest rate on the Canadian term loan. In the third quarter of 2015, we entered into two contracts with a notional amount of $360.0 million to effectively fix the interest rate at the three-month LIBOR rate of 2.3% on expected future debt issuances. These contracts were settled in the fourth quarter of 2015 when we entered into $750.0 million of senior notes. We recorded a loss of $11.0 million associated with these derivatives that will be amortized to Interest Expense, in accordance with our policy.

See Note 9 for more information on our term loans.

Other Comprehensive Income (Loss)

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation into U.S. dollars on consolidation of the financial statements of our consolidated subsidiaries whose functional currency is not the U.S. dollar. We recorded net gains of $554.0 million for the year ended December 31, 2017, and net losses of $304.0 million and $594.0 million for the years ended December 31, 2016 and 2015, respectively. These gains and losses recognized in Other Comprehensive Income (Loss) during the periods were offset by net losses on the translation of our derivative and nonderivative net investment hedges discussed below. This includes the change in fair value for the effective portion of our derivative and nonderivative instruments that have been designated as hedges.

The following table presents the gains and (losses) associated with the change in fair value for the effective portion of our derivative and nonderivative hedging instruments included in Other Comprehensive Income for the years ended December 31 (in thousands):

	2017	2016	2015
Derivative net investment hedges (1)	$(12,762)	$55,460	$63,934
Interest rate and cash flow hedges (2)	12,726	(551)	(21,714)
Our share of derivatives from unconsolidated co-investment ventures	9,865	(798)	4,257
Total derivative hedging instruments	9,829	54,111	46,477
Nonderivative net investment hedges (3) (4)	(477,755)	112,591	321,148
Total derivative and nonderivative hedging instruments – gains (losses)	$(467,926)	$166,702	$367,625

(1)	We received $2.5 million, $79.8 million and $128.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, on the settlement of net investment hedges.

(2)

The amount reclassified to interest expense was $5.4 million for 2017 and $5.5 million for 2016. The amount for 2015 was not considered significant. For the next 12 months from December 31, 2017, we estimate an additional expense of $3.1 million will be reclassified to Interest Expense.

(3)

At December 31, 2017, 2016 and 2015, we had €3.1 billion ($3.6 billion), €3.2 billion ($3.4 billion) and €3.2 billion ($3.5 billion) of debt, net of accrued interest, respectively, designated as nonderivative financial instrument hedges of our net investment in international subsidiaries. We recognized unrealized losses of $17.9 million and unrealized gains of $10.0 million in Foreign Currency and Derivative Gains (Losses), Net on the undesignated portion of our debt for the years ended December 31, 2017 and 2015, respectively. There were no unrealized gains or losses recognized for the year ended December 31, 2016.

(4)

In June 2017, we issued £500.0 million ($645.3 million) of debt, as discussed in Note 9, and £323.7 million ($436.0 million) of the debt was designated as a nonderivative financial instrument hedge of our net investment in international subsidiaries at December 31, 2017. We recognized unrealized losses of $5.4 million in Foreign Currency and Derivative Gains (Losses), Net on the undesignated portion of our debt for the year ended December 31, 2017.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2017 and 2016, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2017 and 2016, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute met the criteria to be measured at fair value on a nonrecurring basis at December 31, 2017 and 2016, as discussed in Notes 3, 4 and 6.

Fair Value of Financial Instruments

At December 31, 2017 and 2016, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2017 and 2016, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$317,392	$317,496	$35,023	$35,061
Senior notes	6,067,277	6,537,100	6,417,492	6,935,485
Term loans and unsecured other	2,060,491	2,075,002	1,499,001	1,510,661
Secured mortgages	808,096	867,067	979,585	1,055,020
Secured mortgages of consolidated entities	159,375	159,130	1,677,193	1,683,489
Total debt	$9,412,631	$9,955,795	$10,608,294	$11,219,716

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

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire on the completion of the improvements and infrastructure. At December 31, 2017 and 2016, we had approximately $178.4 million and $123.5 million, respectively, outstanding under such arrangements.

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

NOTE 18. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenues and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we utilize the following: (i) our land bank; (ii) the development expertise of our local teams; and (iii) our customer relationships. Land we own and lease to customers under ground leases is also included in this segment.

•

Strategic Capital. This operating segment represents the management of unconsolidated co-investment ventures. We generate strategic capital revenues primarily from our unconsolidated co-investment ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promotes periodically during the life of a venture or upon liquidation. Each unconsolidated co-investment venture we manage is considered to be an individual operating segment with similar economic characteristics; these ventures are combined within the reportable business segment based on geographic location.

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

	Years Ended December 31,
	2017	2016	2015
Revenues:
Real estate operations segment:
U.S.	$2,025,184	$2,040,308	$1,801,858
Other Americas	84,789	58,519	57,316
Europe	73,708	75,602	69,576
Asia	60,564	55,144	50,495
Total real estate operations segment	2,244,245	2,229,573	1,979,245
Strategic capital segment:
U.S.	176,720	39,360	39,396
Other Americas	28,494	22,799	22,507
Europe	106,862	186,652	112,744
Asia	61,813	54,751	43,182
Total strategic capital segment	373,889	303,562	217,829

Total revenues	2,618,134	2,533,135	2,197,074

Segment net operating income:
Real estate operations segment:
U.S. (1)	1,519,164	1,520,571	1,256,188
Other Americas	58,842	38,114	38,061
Europe	51,277	54,406	39,721
Asia	33,234	33,283	34,395
Total real estate operations segment	1,662,517	1,646,374	1,368,365
Strategic capital segment:
U.S. (1)	106,471	(1,622)	(1,925)
Other Americas	16,811	12,777	13,496
Europe	68,127	144,132	86,215
Asia	27,339	19,769	11,621
Total strategic capital segment	218,748	175,056	109,407

Total segment net operating income	1,881,265	1,821,430	1,477,772

Reconciling items:
General and administrative expenses	231,059	222,067	217,227
Depreciation and amortization expenses	879,140	930,985	880,373
Operating income	771,066	668,378	380,172
Earnings from unconsolidated entities, net	248,567	206,307	159,262
Interest expense	(274,486)	(303,146)	(301,363)
Interest and other income, net	13,731	8,101	25,484
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	1,182,965	757,398	758,887
Foreign currency and derivative gains (losses), net	(57,896)	7,582	12,466
Gains (losses) on early extinguishment of debt, net	(68,379)	2,484	(86,303)
Earnings before income taxes	$1,815,568	$1,347,104	$948,605

	December 31,
	2017	2016
Assets:
Real estate operations segment:
U.S.	$19,058,610	$21,286,422
Other Americas	1,767,385	978,476
Europe	1,008,340	1,346,589
Asia	1,083,764	936,462
Total real estate operations segment	22,918,099	24,547,949
Strategic capital segment (2):
U.S.	16,818	18,090
Europe	25,280	47,635
Asia	544	1,301
Total strategic capital segment	42,642	67,026
Total segment assets	22,960,741	24,614,975

Reconciling items:
Investments in and advances to unconsolidated entities	5,496,450	4,230,429
Assets held for sale or contribution	342,060	322,139
Notes receivable backed by real estate	34,260	32,100
Cash and cash equivalents	447,046	807,316
Other assets	200,518	242,973
Total reconciling items	6,520,334	5,634,957
Total assets	$29,481,075	$30,249,932

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

(2)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at December 31, 2017 and 2016.

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2017, 2016 and 2015 included the following:

•

We contributed operating properties owned by NAIF to USLF in 2017. See Notes 4, 5 and 12 for more information on this transaction. As a result, we received $1.1 billion of units or ownership interest in USLF as a portion of our proceeds from this contribution. In addition, USLF assumed the $19.5 million note receivable backed by real estate we received in 2017 and $956.0 million of secured mortgage debt.

•

We received $153.3 million, $135.3 million and $65.3 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2017, 2016 and 2015, respectively, as disclosed in Note 5.

•	We capitalized $28.8 million, $25.8 million and $22.7 million in 2017, 2016 and 2015, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•

We issued 1.5 million shares and 1.9 million shares in 2017 and 2016, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP, as disclosed in Note 12.

•

We received $53.8 million and $235.1 million of notes receivable backed by real estate in exchange for the disposition of real estate in 2017 and 2015. See Note 7 for more information on our notes receivable backed by real estate.

•

During 2015, we assumed $290.7 million of secured mortgage debt in connection with the acquisition of real estate properties. Also, as partial consideration for the disposition of some properties acquired during 2015, the buyer assumed debt of $170.1 million.

•	In 2015, exchangeable senior notes of $459.8 million, that were issued by the OP, were exchanged into 11.9 million shares of common stock of the Parent.

•	In 2015, common limited partnership units were issued as partial consideration for the acquisition of properties as disclosed in Note 11.

•	See Note 3 for information related to the KTR transaction in 2015.

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended,
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2017:
Rental revenues	$439,884	$447,960	$416,427	$433,568
Rental recoveries	$127,049	$128,417	$114,755	$117,081
Total revenues	$629,155	$766,183	$602,874	$619,922
Rental expenses	$(152,656)	$(147,794)	$(128,735)	$(140,338)
Operating income	$161,886	$275,272	$175,491	$158,417
Consolidated net earnings	$220,689	$287,980	$913,417	$338,873
Net earnings attributable to common stockholders	$203,255	$266,943	$876,218	$295,515
Net earnings per share attributable to common stockholders – Basic (1)	$0.38	$0.50	$1.65	$0.56
Net earnings per share attributable to common stockholders – Diluted (1) (2)	$0.38	$0.50	$1.63	$0.55
2016:
Rental revenues	$437,104	$426,150	$435,868	$435,722
Rental recoveries	$117,012	$119,981	$124,409	$124,163
Total revenues	$606,300	$602,155	$704,565	$620,115
Rental expenses	$(146,581)	$(140,725)	$(140,514)	$(141,050)
Operating income	$129,198	$142,348	$232,624	$164,208
Consolidated net earnings	$222,805	$295,791	$307,242	$466,702
Net earnings attributable to common stockholders	$208,041	$275,383	$279,255	$440,539
Net earnings per share attributable to common stockholders – Basic (1)	$0.40	$0.52	$0.53	$0.83
Net earnings per share attributable to common stockholders – Diluted (1) (2)	$0.39	$0.52	$0.52	$0.82

Prologis, L.P.
2017:
Rental revenues	$439,884	$447,960	$416,427	$433,568
Rental recoveries	$127,049	$128,417	$114,755	$117,081
Total revenues	$629,155	$766,183	$602,874	$619,922
Rental expenses	$(152,656)	$(147,794)	$(128,735)	$(140,338)
Operating income	$161,886	$275,272	$175,491	$158,417
Consolidated net earnings	$220,689	$287,980	$913,417	$338,873
Net earnings attributable to common unitholders	$208,878	$274,320	$900,331	$303,416
Net earnings per unit attributable to common unitholders – Basic (1)	$0.38	$0.50	$1.65	$0.56
Net earnings per unit attributable to common unitholders – Diluted (1) (2)	$0.38	$0.50	$1.63	$0.55
2016:
Rental revenues	$437,104	$426,150	$435,868	$435,722
Rental recoveries	$117,012	$119,981	$124,409	$124,163
Total revenues	$606,300	$602,155	$704,565	$620,115
Rental expenses	$(146,581)	$(140,725)	$(140,514)	$(141,050)
Operating income	$129,198	$142,348	$232,624	$164,208
Consolidated net earnings	$222,805	$295,791	$307,242	$466,702
Net earnings attributable to common unitholders	$214,275	$283,699	$286,943	$452,602
Net earnings per unit attributable to common unitholders – Basic (1)	$0.40	$0.52	$0.53	$0.83
Net earnings per unit attributable to common unitholders – Diluted (1) (2)	$0.39	$0.52	$0.52	$0.82

(1)

Quarterly earnings per common share or unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted average common shares or units outstanding included in the calculation of basic and diluted shares or units.

(2)

Income allocated to the exchangeable OP units not held by the Parent has been included in the numerator and exchangeable OP units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share and unit is the same.

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties (d)

United States Markets
Atlanta, Georgia
Atlanta NE Distribution Center	14	(d)	14,559	41,096	38,852	15,165	79,342	94,507	(37,280)	1995, 1996, 1997, 2012, 2015
Atlanta South Business Park	11		9,153	40,834	6,159	9,153	46,993	56,146	(12,197)	2011, 2015
Atlanta West Distribution Center	4	(d)	12,311	38,291	7,719	12,311	46,010	58,321	(8,818)	2006, 2015
Berkeley Lake Distribution Center	1	(d)	2,046	8,712	1,274	2,046	9,986	12,032	(3,009)	2006
Buford Distribution Center	2		2,659	8,847	6,302	2,659	15,149	17,808	(2,734)	2007, 2015
Cobb Place Distribution Center	2		2,970	12,702	2,008	2,970	14,710	17,680	(3,135)	2012
Douglas Hill Distribution Center	4		11,599	46,826	5,169	11,677	51,917	63,594	(21,357)	2005
Hartsfield East Distribution Center	2		1,883	9,325	1,307	1,883	10,632	12,515	(2,517)	2011
Midland Distribution Center	1		1,919	7,679	1,636	1,919	9,315	11,234	(3,580)	2006
Northmont Industrial Center	1		566	3,209	1,786	566	4,995	5,561	(3,798)	1994
Park I-75 South	3	(d)	21,261	18,808	74,549	21,460	93,158	114,618	(7,627)	2013, 2015, 2017
Park I-85	4		6,391	11,585	26,541	6,390	38,127	44,517	(2,978)	2015
Peachtree Corners Business Center	5	(d)	1,413	4,992	6,645	1,501	11,549	13,050	(7,851)	1994, 1997
Riverside Distribution Center (ATL)	3		2,533	13,336	4,578	2,556	17,891	20,447	(11,588)	1999
Royal 85 Industrial Center	3		3,306	16,859	840	3,306	17,699	21,005	(1,771)	2015
Savannah Logistics Center	2	(d)	5,114	46,844	607	5,114	47,451	52,565	(4,034)	2015
Suwanee Creek Distribution Center	4		8,409	40,216	2,192	8,409	42,408	50,817	(6,893)	2006, 2010, 2013, 2015
Tradeport Distribution Center	3	(d)	1,464	4,563	9,926	1,479	14,474	15,953	(9,544)	1994, 1996
Westfork Industrial Center	3		6,216	19,382	2,476	6,216	21,858	28,074	(2,124)	2015
Atlanta, Georgia	72		115,772	394,106	200,566	116,780	593,664	710,444	(152,835)

Austin, Texas
MET PHASE 1 95 LTD	5		9,893	37,667	1,862	9,893	39,529	49,422	(9,460)	2011
Montopolis Distribution Center	1		580	3,384	2,687	580	6,071	6,651	(5,118)	1994
Riverside Distribution Center (AUS)	1		1,849	7,195	202	1,849	7,397	9,246	(714)	2015
Walnut Creek Corporate Center	3		461	4,089	613	515	4,648	5,163	(3,641)	1994
Austin, Texas	10		12,783	52,335	5,364	12,837	57,645	70,482	(18,933)

Baltimore/Washington DC
1901 Park 100 Drive	1	(d)	2,409	7,227	1,347	2,409	8,574	10,983	(3,654)	2006
Airport Commons Distribution Center	2	(d)	2,320	-	10,777	2,360	10,737	13,097	(5,891)	1997
Beltway Distribution	1		9,211	33,922	937	9,211	34,859	44,070	(8,248)	2011
BWI Cargo Center E	1		-	10,725	115	-	10,840	10,840	(8,458)	2011
Corridor Industrial	10		18,600	66,872	7,514	18,600	74,386	92,986	(18,921)	2011
Gateway Business Center	14	(d)	20,440	33,927	33,687	21,161	66,893	88,054	(21,209)	1995, 1998, 2012, 2014
Meadowridge Distribution Center	6	(d)	9,098	31,191	12,897	9,243	43,943	53,186	(12,207)	1998, 2011, 2012
White Marsh Distribution Center	1		4,714	6,955	2,090	4,714	9,045	13,759	(502)	2015
Baltimore/Washington DC	36		66,792	190,819	69,364	67,698	259,277	326,975	(79,090)

Central & Eastern, Pennsylvania
Carlisle Distribution Center	10		94,504	350,096	50,800	95,016	400,384	495,400	(57,041)	2011, 2012, 2013, 2015
Chambersburg Distribution Center	1		4,188	17,796	1,280	4,188	19,076	23,264	(2,964)	2013
Harrisburg Distribution Center	5		21,950	96,007	4,405	21,950	100,412	122,362	(20,688)	2004
Harrisburg Industrial Center	1		782	6,190	1,837	782	8,027	8,809	(4,047)	202
Lehigh Valley Distribution Center	8		41,135	104,794	54,069	41,741	158,257	199,998	(27,298)	2004, 2010, 2011, 2013, 2015
Park 33 Distribution Center	1		13,411	-	41,585	15,698	39,298	54,996	(9,504)	2007
PHL Cargo Center C2	1		-	11,966	93	-	12,059	12,059	(7,939)	2011
Central & Eastern, Pennsylvania	27		175,970	586,849	154,069	179,375	737,513	916,888	(129,481)

Central Valley, California
Arch Road Logistics Center	2	(d)	9,492	38,060	2,471	9,492	40,531	50,023	(10,255)	2010
Central Valley Industrial Center	2	(d)	8,812	33,525	6,640	9,159	39,818	48,977	(21,050)	1999, 2005
Manteca Distribution Center	1		9,280	27,840	2,695	9,480	30,335	39,815	(11,709)	2005
Patterson Pass Business Center	5		15,475	19,547	106,788	18,598	123,212	141,810	(10,420)	2007, 2012, 2015, 2016, 2017
Tracy II Distribution Center	8		30,630	54,918	162,882	36,090	212,340	248,430	(49,787)	2002, 2007, 2009, 2011, 2012, 2013
Central Valley, California	18		73,689	173,890	281,476	82,819	446,236	529,055	(103,221)

Charlotte, North Carolina
Charlotte Distribution Center	9	(d)	4,578	-	30,929	6,096	29,411	35,507	(18,353)	1995, 1996, 1997, 1998
Northpark Distribution Center	2	(d)	1,183	6,707	3,716	1,184	10,422	11,606	(7,291)	1994, 1998
West Pointe Business Center	5	(d)	9,441	26,182	21,627	10,185	47,065	57,250	(9,031)	2006, 2012, 2014, 2015
Charlotte, North Carolina	16		15,202	32,889	56,272	17,465	86,898	104,363	(34,675)

Chicago, Illinois
Addison Distribution Center	3		3,887	14,687	3,509	3,887	18,196	22,083	(5,627)	1997, 2011, 2015
Arlington Heights Distribution Center	1		4,432	7,035	1,138	4,432	8,173	12,605	(669)	2015

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Aurora Distribution Center	6		9,921	53,571	2,666	9,921	56,237	66,158	(6,104)	2015
Bensenville Industrial Park	14		43,455	111,007	12,352	43,455	123,359	166,814	(30,362)	2011, 2015
Chicago Industrial Portfolio	1		1,330	2,876	434	1,330	3,310	4,640	(1,120)	2011
Des Plaines Distribution Center	4		10,118	22,262	2,141	10,118	24,403	34,521	(6,646)	1996, 2011, 2015
Elk Grove Distribution Center	11	(d)	33,947	70,193	36,556	33,947	106,749	140,696	(43,818)	1995, 1997, 1999, 2006, 2009, 2015
Elk Grove Du Page	21		14,830	64,408	15,984	14,830	80,392	95,222	(23,121)	2012
Elk Grove Village SG	2		1,081	2,007	593	1,081	2,600	3,681	(817)	2011
Elmhurst Distribution Center	1		1,862	3,263	525	1,862	3,788	5,650	(366)	2015
Franklin Park Distribution Center	3		22,998	49,906	1,896	22,998	51,802	74,800	(4,093)	2015
Glendale Heights Distribution Center	4		5,826	23,990	13,419	6,047	37,188	43,235	(7,330)	1999, 2015, 2016
Gurnee Distribution Center	1		1,961	3,654	116	1,961	3,770	5,731	(465)	2015
I-55 Distribution Center	19	(d)	69,397	273,462	80,014	75,799	347,074	422,873	(101,004)	1999, 2005, 2006, 2007, 2011, 2015
Itasca Industrial Portfolio	9		9,273	19,686	2,211	9,273	21,897	31,170	(6,836)	2011
Kehoe Industrial	2		2,975	7,876	556	2,975	8,432	11,407	(1,322)	2011, 2015
Kenosha Distribution Center	2		14,484	117,728	778	14,484	118,506	132,990	(8,227)	2015
McCook Distribution Center	1		1,968	6,784	282	1,968	7,066	9,034	(545)	2015
Melrose Park Distribution Center	2		9,544	27,851	550	9,544	28,401	37,945	(2,284)	2015
Minooka Distribution Center	2		12,240	41,745	17,968	13,223	58,730	71,953	(23,104)	2005, 2008
NDP - Chicago	1		461	1,362	108	461	1,470	1,931	(353)	2011
Northbrook Distribution Center	1		2,056	8,227	4,033	2,056	12,260	14,316	(4,290)	2007
Northlake Distribution Center	1		5,015	13,569	978	5,015	14,547	19,562	(1,254)	2015
Palatine Distribution Center	1		497	2,723	496	497	3,219	3,716	(332)	2015
Pleasant Prairie Distribution Center	2		3,293	16,321	3,762	3,293	20,083	23,376	(8,107)	1999, 2015
S.C. Johnson & Son	1		2,267	15,911	1,842	3,152	16,868	20,020	(4,884)	2008
Shiller Park Distribution Center	17		17,339	33,001	4,893	17,339	37,894	55,233	(4,085)	2015
Tower Distribution Center	1		2,050	1,279	76	2,050	1,355	3,405	(102)	2015
Waukegan Distribution Center	1		2,451	9,438	807	2,451	10,245	12,696	(3,603)	2007
Woodale Distribution Center	1		263	1,490	599	263	2,089	2,352	(1,524)	1997
Woodridge Distribution Center	17	(d)	55,010	230,533	39,757	58,383	266,917	325,300	(94,312)	2005, 2007, 2015, 2016
Yohan Industrial	3		4,219	12,306	2,123	4,219	14,429	18,648	(3,564)	2011
Chicago, Illinois	156		370,450	1,270,151	253,162	382,314	1,511,449	1,893,763	(400,270)

Cincinnati, Ohio
Airpark Distribution Center	2	(d)	2,958	9,894	15,828	3,938	24,742	28,680	(10,356)	1996, 2012
DAY Cargo Center	5		-	4,749	711	-	5,460	5,460	(2,851)	2011
Gateway International Distribution Center	1		2,676	-	18,541	2,698	18,519	21,217	(1,014)	2015
Park I-275	2	(d)	7,109	26,097	3,930	7,109	30,027	37,136	(7,397)	2008, 2012
Sharonville Distribution Center	2	(d)	1,202	-	16,045	2,424	14,823	17,247	(8,085)	1997
West Chester Commerce Park I	2		1,939	8,224	2,432	1,939	10,656	12,595	(2,694)	2012
Cincinnati, Ohio	14		15,884	48,964	57,487	18,108	104,227	122,335	(32,397)

Columbus, Ohio
Alum Creek Distribution Center	3		3,945	33,239	482	3,945	33,721	37,666	(3,013)	2015
Brookham Distribution Center	4	(d)	9,307	39,040	8,909	9,308	47,948	57,256	(23,968)	1999, 2005
Capital Park South Distribution Center	7	(d)	8,484	30,385	33,368	8,876	63,361	72,237	(25,769)	1996, 2012
International Street Commerce Center	2		1,503	6,356	886	1,503	7,242	8,745	(1,612)	2012
Westpointe Distribution Center	2		1,446	7,601	1,811	1,446	9,412	10,858	(4,684)	2007
Columbus, Ohio	18		24,685	116,621	45,456	25,078	161,684	186,762	(59,046)

Dallas/Fort Worth, Texas
Arlington Corporate Center	2	(d)	6,084	28,420	962	6,084	29,382	35,466	(5,912)	2012, 2015
Dallas Corporate Center	24	(d)	23,912	48,079	84,030	26,417	129,604	156,021	(41,745)	1996, 1997, 1998, 1999, 2001, 2006, 2011, 2012, 2015, 2016
DFW Cargo Center 1	2		-	63,032	1,600	-	64,632	64,632	(16,496)	2011
DFW Logistics Center 6	1		2,010	8,153	759	2,010	8,912	10,922	(691)	2015
Flower Mound Distribution Center	1	(d)	5,157	20,991	4,825	5,157	25,816	30,973	(9,199)	2007
Frankford Trade Center	5	(d)	7,618	31,304	2,390	7,618	33,694	41,312	(4,812)	1999, 2015
Freeport Distribution Center	10	(d)	10,890	63,497	16,616	10,844	80,159	91,003	(25,402)	1996, 1997, 1998, 2011, 2012, 2014
Gold Spike Distribution Center	1		3,629	-	21,167	3,629	21,167	24,796	(798)	2015
Great Southwest Distribution Center	21	(d)	42,328	181,859	27,697	42,328	209,556	251,884	(75,063)	1995, 1996, 1997, 1999, 2000, 2005, 2012, 2015
Heritage Business Park	9	(d)	20,153	93,145	31,467	20,142	124,623	144,765	(8,920)	2015
Mesquite Distribution Center	1		3,692	15,473	930	3,692	16,403	20,095	(3,489)	2012
Mountain Creek	2		13,181	-	63,365	13,217	63,329	76,546	(3,419)	2015, 2016
Northgate Distribution Center	8	(d)	10,411	51,454	9,575	10,898	60,542	71,440	(24,736)	1999, 2005, 2008, 2012
Park 121 Distribution Center	2		9,061	-	23,608	9,886	22,783	32,669	(692)	2016, 2017
Pinnacle Park Distribution Center	1		2,396	7,839	2,852	2,396	10,691	13,087	(3,264)	2011
Riverside Drive Distribution Center	1		5,107	14,919	98	5,107	15,017	20,124	(1,649)	2015
Stemmons Industrial Center	9		1,925	12,070	7,913	1,926	19,982	21,908	(15,225)	1994, 1995, 1996, 1999
Watersridge Distribution Center	1		1,939	11,365	103	1,939	11,468	13,407	(1,009)	2015
Dallas/Fort Worth, Texas	101		169,493	651,600	299,957	173,290	947,760	1,121,050	(242,521)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Denver, Colorado
Pagosa Distribution Center	1	(d)	398	2,322	2,034	398	4,356	4,754	(3,452)	1993
Stapleton Business Center	22		49,980	158,826	70,756	48,328	231,234	279,562	(81,229)	1993, 1994, 1995, 2005, 2012, 2014, 2015, 2016
Denver, Colorado	23		50,378	161,148	72,790	48,726	235,590	284,316	(84,681)

Houston, Texas
Blalock Distribution Center	3	(d)	5,032	21,983	3,348	5,031	25,332	30,363	(7,844)	2002, 2012
Greens Parkway Distribution Center	1		1,246	-	15,086	1,246	15,086	16,332	(277)	2016
IAH Cargo Center 1	1		-	13,267	546	-	13,813	13,813	(2,310)	2012
Northpark Distribution Center	11	(d)	13,911	32,728	37,451	13,911	70,179	84,090	(13,168)	2006, 2008, 2012, 2013, 2014
Pine Forest Business Center	9		2,665	14,132	9,872	2,665	24,004	26,669	(17,980)	1993, 1995
Pine North Distribution Center	2		847	4,800	2,122	847	6,922	7,769	(4,230)	1999
Pinemont Distribution Center	2		642	3,636	1,210	642	4,846	5,488	(3,167)	1999
Post Oak Distribution Center	16		3,855	20,414	17,806	3,856	38,219	42,075	(29,874)	1993, 1994, 1996
Satsuma Station Distribution Center	1		3,088	22,389	206	3,088	22,595	25,683	(1,646)	2015
South Loop Distribution Center	2		418	1,943	2,469	418	4,412	4,830	(3,302)	1994
West by Northwest Industrial Center	15		22,789	102,075	15,435	22,857	117,442	140,299	(31,402)	1993, 1994, 1999, 2001, 2012, 2015
White Street Distribution Center	1		469	2,656	2,544	469	5,200	5,669	(4,038)	1995
Wingfoot Distribution Center	2		1,976	8,606	3,555	1,976	12,161	14,137	(2,737)	2012, 2013
World Houston Distribution Center	1		1,529	6,326	91	1,529	6,417	7,946	(1,187)	2012
Houston, Texas	67		58,467	254,955	111,741	58,535	366,628	425,163	(123,162)

Indianapolis, Indiana
Eastside Distribution Center	1		228	1,187	2,267	299	3,383	3,682	(2,383)	1995
North by Northeast Corporate Center	1		1,058	-	9,030	1,059	9,029	10,088	(5,800)	1995
Park 100 Industrial Center	16	(d)	9,360	38,402	25,252	9,360	63,654	73,014	(30,831)	1995, 2012
Indianapolis, Indiana	18		10,646	39,589	36,549	10,718	76,066	86,784	(39,014)

Jacksonville, Florida
JAX Cargo Center	1		-	2,892	211	-	3,103	3,103	(1,684)	2011
Jacksonville, Florida	1		-	2,892	211	-	3,103	3,103	(1,684)

Kansas City, Kansas
MCI Cargo Center 1	2		-	14,411	91	-	14,502	14,502	(7,069)	2011
Kansas City, Kansas	2		-	14,411	91	-	14,502	14,502	(7,069)

Las Vegas, Nevada
Ann Rd-N Sloan LN Distribution Center	1		3,609	-	26,207	4,616	25,200	29,816	(418)	2017
Arrowhead Commerce Center	15	(d)	30,075	82,214	3,998	30,075	86,212	116,287	(7,229)	2015
Las Vegas Beltway Distribution Center	1		7,321	-	10,791	7,956	10,156	18,112	-	2016
Montessouri Distribution Center	1		1,039	2,967	24	1,039	2,991	4,030	(277)	2015
North 15 Freeway Distribution Center	18		51,474	122,643	81,426	44,437	211,106	255,543	(21,343)	2011, 2013, 2014, 2015, 2016, 2017
Pama Distribution Center	1	(d)	2,223	5,695	78	2,223	5,773	7,996	(467)	2015
Valley View Distribution Center	1		2,420	258	-	2,420	258	2,678	(258)	2015
Warm Springs Distribution Center	6	(d)	8,897	39,055	806	8,897	39,861	48,758	(3,427)	2015
West One Business Center	5		4,431	17,611	6,178	4,431	23,789	28,220	(14,641)	1996, 2015
Las Vegas, Nevada	49		111,489	270,443	129,508	106,094	405,346	511,440	(48,060)

Louisville, Kentucky
Cedar Grove Distribution Center	5		20,697	105,257	4,917	20,696	110,175	130,871	(21,090)	2005, 2008, 2012, 2015
Commerce Crossings Distribution Center	1		1,912	7,649	404	1,912	8,053	9,965	(3,306)	2005
I-65 Meyer Distribution Center	3		9,557	32,334	26,329	9,864	58,356	68,220	(13,725)	2006, 2012, 2015
New Cut Road Distribution Center	1		2,711	11,694	1,045	2,711	12,739	15,450	(2,984)	2012
River Ridge Distribution Center	1		8,102	69,329	400	8,102	69,729	77,831	(4,922)	2015
Louisville, Kentucky	11		42,979	226,263	33,095	43,285	259,052	302,337	(46,027)

Memphis, Tennessee
DeSoto Distribution Center	2		6,217	-	35,835	5,770	36,282	42,052	(10,165)	2007, 2014
Olive Branch Distribution Center	1		6,719	31,134	2,129	6,719	33,263	39,982	(7,997)	2012
Memphis, Tennessee	3		12,936	31,134	37,964	12,489	69,545	82,034	(18,162)

Nashville, Tennessee
CentrePointe Distribution Center	6	(d)	10,302	28,492	21,336	11,795	48,335	60,130	(7,277)	1999, 2012, 2013, 2016
Elam Farms Park	1		2,097	8,386	1,940	2,097	10,326	12,423	(2,375)	2013
I-40 Industrial Center	4		3,075	15,333	5,683	3,075	21,016	24,091	(10,213)	1995, 1996, 1999,2012
Southpark Distribution Center	4	(d)	11,834	47,335	1,771	11,834	49,106	60,940	(6,795)	2013
Nashville, Tennessee	15		27,308	99,546	30,730	28,801	128,783	157,584	(26,660)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
New Jersey/New York
Carteret Distribution Center	3		39,148	109,124	939	39,148	110,063	149,211	(10,093)	2015
CenterPoint Distribution Center	2		7,227	20,899	3,337	7,227	24,236	31,463	(6,981)	2011, 2012
Cranbury Business Park	6	(d)	25,712	97,351	12,767	25,712	110,118	135,830	(31,184)	2005, 2012
Docks Corner SG (Phase II)	1		16,232	19,264	9,378	16,232	28,642	44,874	(11,955)	2011
Edison Distribution Center	7	(d)	34,006	71,431	20,531	34,006	91,962	125,968	(23,497)	1996, 1997, 2015
Exit 10 Distribution Center	9	(d)	85,713	171,031	51,732	89,747	218,729	308,476	(63,230)	2005, 2015, 2016
Exit 7 Distribution Center	2		35,728	117,157	836	35,728	117,993	153,721	(8,269)	2015
Interstate Distribution Center	3		30,188	76,705	1,029	30,188	77,734	107,922	(5,897)	2015
JFK Cargo Center 75_77	2		-	35,916	5,881	-	41,797	41,797	(22,433)	2011
Liberty Logistics Center	1		3,273	24,029	841	3,273	24,870	28,143	(4,425)	2011
Linden Industrial	1	(d)	17,332	24,264	2,084	17,332	26,348	43,680	(1,682)	2015
Lister Distribution Center	1		16,855	21,802	3,251	16,855	25,053	41,908	(1,413)	2015
Maspeth Distribution Center	1	(d)	23,784	10,849	278	23,784	11,127	34,911	(668)	2015
Meadowland Distribution Center	33	(d)	45,277	204,583	23,090	45,277	227,673	272,950	(78,690)	1998, 2005, 2010, 2011
Meadowland Industrial Center	3	(d)	10,657	27,868	14,730	10,657	42,598	53,255	(17,618)	1996, 2011, 2015
Meadowlands ALFII	1		1,790	8,778	1,937	1,790	10,715	12,505	(2,617)	2011
Newwark Airport I and II	5	(d)	28,622	43,516	20,071	28,842	63,367	92,209	(9,810)	2011, 2012, 2015
Perth Amboy Corporate Park	2	(d)	54,701	66,534	4,461	54,701	70,995	125,696	(4,687)	2015
Port Reading Business Park	9	(d)	186,928	219,716	121,307	176,811	351,140	527,951	(34,659)	2005, 2014, 2015
Ports Jersey City Distribution Center	1		34,133	-	61,025	34,435	60,723	95,158	(6,427)	2014
Secaucus Distribution Center	2	(d)	9,603	-	26,930	9,603	26,930	36,533	(4,025)	2012
Skyland Crossdock	1		-	9,831	1,318	-	11,149	11,149	(3,616)	2011
South Jersey Distribution Center	1		6,912	17,437	216	6,912	17,653	24,565	(3,015)	2013
Teterboro Meadowlands 15	2		18,169	34,604	226	18,169	34,830	52,999	(7,171)	2011, 2015
New Jersey/New York	99		731,990	1,432,689	388,195	726,429	1,826,445	2,552,874	(364,062)

Orlando, Florida
Beltway Commerce Center	4		18,835	25,526	15,384	18,840	40,905	59,745	(8,704)	2008, 2015
Consulate Distribution Center	3		4,148	23,617	5,136	4,148	28,753	32,901	(16,531)	1999
Crowne Pointe Park	1		3,888	7,497	1,846	3,888	9,343	13,231	(718)	2015
Davenport Distribution Center	1		934	3,991	205	934	4,196	5,130	(928)	2012
Orlando Airport Park	1		5,259	-	17,071	5,750	16,580	22,330	(458)	2016
Orlando Central Park	14		12,327	58,861	11,502	12,327	70,363	82,690	(22,978)	1994, 2011, 2012
Orlando, Florida	24		45,391	119,492	51,144	45,887	170,140	216,027	(50,317)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	2,388	561	5,182	5,743	(3,940)	1994
Alameda Distribution Center	3		5,145	19,451	4,232	5,145	23,683	28,828	(10,433)	2005
Hohokam 10 Business Center	1		1,317	7,468	1,744	1,318	9,211	10,529	(5,745)	1999
Kyrene Commons Distribution Center	3		1,093	5,475	3,110	1,093	8,585	9,678	(5,903)	1992, 1998, 1999
Papago Distribution Center	3		4,828	20,017	5,613	4,829	25,629	30,458	(12,836)	1994, 2005
Phoenix Distribution Center	1		1,441	5,578	1,215	1,441	6,793	8,234	(1,285)	2012
Watkins Street Distribution Center	2		925	4,110	2,025	925	6,135	7,060	(3,022)	1995, 2005
Riverside Distribution Center (PHX)	2		3,729	-	33,039	3,818	32,950	36,768	(175)	2017
Sky Harbor Distribution Center	3		-	14,023	3,353	-	17,376	17,376	(878)	2016
Phoenix, Arizona	20		18,981	78,974	56,719	19,130	135,544	154,674	(44,217)

Portland, Oregon
Clackamas Distribution Center	1	(d)	1,540	6,420	841	1,540	7,261	8,801	(1,417)	2012
PDX Cargo Center Airtrans	2		-	13,697	246	-	13,943	13,943	(5,059)	2011
PDX Corporate Center North Phase II	1	(d)(e)	5,051	9,895	1,856	5,051	11,751	16,802	(3,450)	2008
Portland Northwest Corporate Park	10		13,666	40,999	3,078	13,666	44,077	57,743	(3,942)	2015
Southshore Corporate Center	2	(d)	5,941	13,915	11,156	4,604	26,408	31,012	(6,138)	2006, 2015
Portland, Oregon	16		26,198	84,926	17,177	24,861	103,440	128,301	(20,006)

Reno, Nevada
Damonte Ranch Distribution Center	2		7,056	29,742	1,144	7,056	30,886	37,942	(6,843)	2012
Golden Valley Distribution Center	1		940	13,686	4,317	2,415	16,528	18,943	(6,450)	2005
Reno Aircenter	1		544	12,292	1,726	544	14,018	14,562	(925)	2015
RNO Cargo Center 10_11	2		-	4,265	430	-	4,695	4,695	(1,976)	2011
Sage Point Business Park	1		1,705	6,821	457	1,705	7,278	8,983	(643)	2015
Stead Distribution Center	1	(d)	1,046	19,330	1,036	1,046	20,366	21,412	(1,541)	2015
Tahoe-Reno Industrial Center	3		6,705	30,381	60,239	6,704	90,621	97,325	(11,116)	2007, 2015
Vista Industrial Park	6	(d)	5,923	26,807	12,576	5,923	39,383	45,306	(22,137)	1994, 2001
Reno, Nevada	17		23,919	143,324	81,925	25,393	223,775	249,168	(51,631)

San Antonio, Texas
Director Drive Distribution Center	2		1,271	5,455	389	1,271	5,844	7,115	(1,547)	2012
Interchange East Distribution Center	2		3,670	6,535	15,424	3,892	21,737	25,629	(2,967)	2012, 2016

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Perrin Creek Corporate Center	2		5,454	22,689	336	5,454	23,025	28,479	(4,838)	2012
San Antonio Distribution Center II	3		885	-	8,054	885	8,054	8,939	(5,137)	1994
San Antonio Distribution Center III	9		11,272	48,406	10,663	11,272	59,069	70,341	(20,707)	2002, 2006, 2012
Tri-County Distribution Center	2	(d)	3,183	12,743	2,128	3,184	14,870	18,054	(5,117)	2007
San Antonio, Texas	20		25,735	95,828	36,994	25,958	132,599	158,557	(40,313)

San Francisco Bay Area, California
Alvarado Business Center	12		23,417	77,354	10,262	23,417	87,616	111,033	(35,979)	1993, 2005, 2011
Bayshore Distribution Center	1		6,450	15,049	2,696	6,450	17,745	24,195	(5,622)	2011
Bayside Corporate Center	39		23,512	69,694	66,208	23,519	135,895	159,414	(93,373)	1993, 1995, 1996
Cypress	1		1,065	5,103	568	1,065	5,671	6,736	(1,507)	2011
Dublin Industrial Portfolio	1		3,241	15,951	1,071	3,241	17,022	20,263	(3,986)	2011
East Grand Airfreight	14		95,668	152,959	15,226	101,416	162,437	263,853	(20,866)	2011, 2015, 2016, 2017
Hayward Industrial Center	28	(d)	33,471	85,438	39,524	33,756	124,677	158,433	(56,918)	1993, 2011, 2015, 2016
Junction Industrial Park	27	(d)	58,271	218,227	16,897	58,271	235,124	293,395	(55,505)	2011, 2015
Livermore Distribution Center	4		8,992	26,976	4,465	8,992	31,441	40,433	(13,212)	2005
Martin-Scott Industrial Port	2		3,546	9,717	498	3,546	10,215	13,761	(2,911)	2011
Oakland Industrial Center	4		14,864	55,857	6,560	14,865	62,416	77,281	(22,025)	2005, 2011
Overlook Distribution Center	1		1,573	8,915	2,622	1,573	11,537	13,110	(6,565)	1999
Pacific Industrial Center	15		75,252	168,937	50,897	75,920	219,166	295,086	(73,641)	2005, 2011, 2016
San Francisco Industrial Park	5		57,663	16,692	555	57,663	17,247	74,910	(5,287)	2015, 2017
San Leandro Distribution Center	11		35,123	79,343	10,473	35,123	89,816	124,939	(24,651)	1993, 2011, 2015
South Bay Lundy	2		6,500	33,642	2,846	6,500	36,488	42,988	(9,311)	2011
Thornton Business Center	4		2,047	11,706	4,988	2,066	16,675	18,741	(12,724)	1993
Yosemite Drive	10		31,304	65,674	295	31,304	65,969	97,273	(6,273)	2011, 2015
San Francisco Bay Area, California	181		481,959	1,117,234	236,651	488,687	1,347,157	1,835,844	(450,356)

Savannah, Georgia
Savannah Logistics Center	1		2,161	14,680	1,304	2,161	15,984	18,145	(3,350)	2011
Savannah, Georgia	1		2,161	14,680	1,304	2,161	15,984	18,145	(3,350)

Seattle, Washington
Auburn Distribution Center	1		2,608	5,742	33	2,608	5,775	8,383	(429)	2015
Fife Distribution Center	1		3,245	-	13,943	3,588	13,600	17,188	(1,855)	2013
Interurban Distribution Center	1		7,233	13,958	78	7,233	14,036	21,269	(2,476)	2015
Kent Corporate Center	1		12,616	8,368	928	12,616	9,296	21,912	(939)	2015
Kent-Northwest Corporate Park	36	(d)(e)	112,896	311,169	15,535	113,092	326,508	439,600	(60,096)	2011, 2015
Park Tacoma Distribution Center	1		1,957	-	52,930	29,769	25,118	54,887	(252)	2017
Portside Distribution Center	5		104,882	71,335	5,405	106,283	75,339	181,622	(14,051)	2015, 2016
ProLogis Park SeaTac	2	(d)	12,230	14,170	3,877	12,457	17,820	30,277	(5,104)	2008
Renton Northwest Corporate Park	4		5,102	17,946	1,702	5,102	19,648	24,750	(5,396)	2011
SEA Cargo Center North	1		-	10,279	63	-	10,342	10,342	(10,287)	2011
Sumner Landing	1	(e)	10,332	32,545	2,608	10,332	35,153	45,485	(6,318)	2011
Seattle, Washington	54		273,101	485,512	97,102	303,080	552,635	855,715	(107,203)

South Florida
Beacon Industrial Park	32	(d)	88,423	325,863	28,332	88,423	354,195	442,618	(73,917)	2010, 2011, 2015
Beacon Lakes	8		44,745	24,691	81,091	46,217	104,310	150,527	(5,812)	2012, 2014, 2015, 2017
CenterPort Distribution Center	8	(d)	12,281	33,464	4,854	12,400	38,199	50,599	(14,232)	1999, 2011, 2012
Commerical Logistics Center	1		7,938	11,083	800	7,938	11,883	19,821	(1,503)	2015
Gateway Center	1		1,015	1,284	18	1,015	1,302	2,317	(148)	2015
Gratigny Distribution Center	5		15,132	30,141	4,096	15,387	33,982	49,369	(8,732)	1998, 2011, 2017
Hollywood Park Distribution Center	7		8,676	19,789	895	8,676	20,684	29,360	(2,336)	2015
Miami Airport Business Center	9	(d)	21,172	77,756	9,130	21,638	86,420	108,058	(23,156)	1995, 2011
North Andrews Distribution Center	1		698	3,956	1,221	698	5,177	5,875	(3,339)	1994
Pompano Beach Distribution Center	3		11,035	15,136	4,044	11,035	19,180	30,215	(4,770)	2008
Port Lauderdale Distribution Center	5	(d)	10,572	16,960	10,414	11,881	26,065	37,946	(7,652)	1997, 2012, 2015
Port Lucie West Distribution Center	2		1,131	1,412	150	1,131	1,562	2,693	(178)	2015
ProLogis Park I-595	2	(d)	1,998	11,326	2,608	1,999	13,933	15,932	(6,373)	2003
Sawgrass International Park	1		5,163	11,476	643	5,163	12,119	17,282	(991)	2015
Seneca Distribution Center	3		16,357	46,738	973	16,357	47,711	64,068	(3,577)	2015
South Florida	88		246,336	631,075	149,269	249,958	776,722	1,026,680	(156,716)

Southern California
Activity Distribution Center	4		10,820	27,410	455	10,820	27,865	38,685	(2,410)	2015
Anaheim Industrial Center	12		31,086	57,836	4,608	31,086	62,444	93,530	(25,893)	2005
Anaheim Industrial Property	1		5,096	10,816	104	5,096	10,920	16,016	(2,534)	2011
Arrow Industrial Park	2		4,840	8,120	1,164	4,840	9,284	14,124	(2,501)	2012
Brea Industrial Center	1		2,488	4,062	562	2,488	4,624	7,112	(1,118)	2012
Carson Industrial	1		844	2,081	1,145	844	3,226	4,070	(976)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Carson Town Center	2		11,781	31,572	1,545	11,781	33,117	44,898	(6,942)	2011
Cedarpointe Industrial Park	3		26,941	49,955	1,141	26,941	51,096	78,037	(3,871)	2015
Chatsworth Distribution Center	2		11,713	17,569	1,018	11,713	18,587	30,300	(1,883)	2015
Chino Industrial Center	4		850	1,274	8,338	9,178	1,284	10,462	(1,279)	2012
Commerce Business Park	27		138,325	300,150	21,738	138,325	321,888	460,213	(67,885)	2011, 2012, 2015
Foothill Business Center	3		5,254	8,096	902	5,254	8,998	14,252	(1,765)	2012
Huntington Beach Distribution Center	1		14,679	22,019	1,237	14,679	23,256	37,935	(1,837)	2015
Industry Distribution Center	9	(e)	56,835	106,831	10,132	56,835	116,963	173,798	(46,161)	2005, 2011, 2012
Inland Empire Distribution Center	46	(d)(e)	459,211	710,183	225,408	518,042	876,760	1,394,802	(247,050)	2005, 2007, 2008, 2010, 2012, 2014, 2015
Jack Northup Distribution Center	1		4,280	9,820	327	4,280	10,147	14,427	(798)	2015
LAX Cargo Center	3		-	19,217	398	-	19,615	19,615	(8,887)	2011
Los Angeles Industrial Center	2		3,777	7,015	447	3,777	7,462	11,239	(3,215)	2005
Meridian Park	2		38,270	70,022	2,044	38,270	72,066	110,336	(11,520)	2008, 2015
Mid Counties Industrial Center	22	(d)	60,976	119,546	21,652	60,976	141,198	202,174	(54,251)	2005, 2006, 2010, 2011, 2012
North County Distribution Center	4		75,581	101,342	10,862	75,581	112,204	187,785	(22,350)	2011, 2012, 2015
Ontario Distribution Center	1		18,823	29,524	482	18,823	30,006	48,829	(6,462)	2012
Orange Industrial Center	2		19,296	9,514	728	19,296	10,242	29,538	(4,233)	2005, 2016
Pacific Business Center	5		20,810	32,169	3,463	20,810	35,632	56,442	(7,682)	2012
Pomona Distribution Center	1		22,361	27,898	413	22,361	28,311	50,672	(4,077)	2015
Rancho Cucamonga Distribution Center	7	(e)	61,592	117,873	6,072	61,593	123,944	185,537	(40,087)	2005, 2012, 2015
Redlands Distribution Center	13	(d)	203,924	88,600	271,401	202,725	361,200	563,925	(48,478)	2006, 2007, 2009, 2012, 2013, 2014, 2015, 2017
Redondo Beach Distribution Center	1		7,455	11,223	72	7,455	11,295	18,750	(1,509)	2015
Rialto Distribution Center	4		47,054	141,700	28,425	49,432	167,747	217,179	(32,388)	2012, 2015
Santa Ana Distribution Center	3		27,070	32,168	1,362	27,070	33,530	60,600	(5,797)	2005, 2015
Santa Fe Distribution Center	1		12,163	9,927	84	12,163	10,011	22,174	(1,072)	2015
South Bay Distribution Center	12	(d)	89,207	153,654	52,850	109,637	186,074	295,711	(46,625)	2005, 2007, 2011, 2015
South Bay Industrial Center	38	(d)	215,208	316,788	22,401	215,234	339,163	554,397	(73,610)	2007, 2011, 2012, 2015
Torrance Distribution Center	3		56,790	109,195	5,028	56,790	114,223	171,013	(26,510)	2011, 2012
Van Nuys Airport Industrial	4		23,455	39,916	3,338	23,455	43,254	66,709	(9,841)	2011
Vernon Distribution Center	15		27,217	47,132	8,469	30,733	52,085	82,818	(24,124)	2005, 2011
Vista Distribution Center	1		4,150	6,225	4,162	4,150	10,387	14,537	(4,197)	2012
Workman Mill Distribution Center	1		32,468	56,668	776	32,467	57,445	89,912	(4,096)	2015
Southern California	264		1,852,690	2,915,110	724,753	1,945,000	3,547,553	5,492,553	(855,914)
Subtotal United States Markets:	1,441		5,083,384	11,737,449	3,717,085	5,240,956	15,296,962	20,537,918	(3,791,073)

Other Americas Markets
Canada
Toronto
Airport Rd. Distribution Center	1	(d)	24,094	67,783	2,522	25,182	69,217	94,399	(13,408)	2011
Bolton Distribution Center	1	(d)	7,365	-	23,107	7,697	22,775	30,472	(4,976)	2009
Keele Distribution Center	1		1,145	4,593	571	1,196	5,113	6,309	(1,574)	2011
Meadowvale Distribution Center	2	(d)	33,421	-	50,347	34,045	49,723	83,768	(3,789)	2014
Millcreek Distribution Center	2		7,972	30,324	1,114	8,331	31,079	39,410	(6,128)	2011
Milton 401 Business Park	1		6,219	20,374	3,308	6,500	23,401	29,901	(6,107)	2011
Milton 402 Business Park	2	(d)	10,201	34,972	2,257	10,545	36,885	47,430	(5,648)	2011, 2014
Milton Industrial Park	5		29,164	44,212	38,639	29,974	82,041	112,015	(10,168)	2011, 2016
Mississauga Gateway Center	9	(d)	60,175	143,380	3,461	60,773	146,243	207,016	(18,800)	2008, 2011, 2014, 2016
Pearson Logistics Center	2	(d)	11,588	41,538	2,235	12,111	43,250	55,361	(8,410)	2011
Tapscott Distribution Center	3		13,359	-	25,117	12,695	25,781	38,476	(800)	2015, 2016
Toronto	29		204,703	387,176	152,678	209,049	535,508	744,557	(79,808)
Subtotal Canada	29		204,703	387,176	152,678	209,049	535,508	744,557	(79,808)

Mexico
Guadalajara
Parque Opcion	1		730	2,287	1,362	730	3,649	4,379	(934)	2011
Guadalajara	1		730	2,287	1,362	730	3,649	4,379	(934)

Mexico City
San Jose Distribution Center	1		7,061	-	9,510	7,061	9,510	16,571	-	2016, 2017
Mexico City	1		7,061	-	9,510	7,061	9,510	16,571	-

Monterrey
Agua Fria Industrial Park	1		4,912	-	22,623	5,099	22,436	27,535	(256)	2017
Monterrey	1		4,912	-	22,623	5,099	22,436	27,535	(256)
Subtotal Mexico	3		12,703	2,287	33,495	12,890	35,595	48,485	(1,190)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Brazil
Sao Paulo
Cajamar II	6		85,382	173,351	23,780	85,382	197,131	282,513	(1,833)	2017
Castelo Distribution Center	3		36,034	73,161	11,371	36,034	84,532	120,566	(519)	2017
Dutra Industrial Park	2		12,288	24,948	3,666	12,288	28,614	40,902	(265)	2017
Sao Paulo	11		133,704	271,460	38,817	133,704	310,277	443,981	(2,617)

Rio De Janeiro
Caxias Industrial Park	2		13,185	35,648	3,873	13,185	39,521	52,706	(367)	2017
Rio Guandu	1		4,881	13,198	2,229	4,881	15,427	20,308	(144)	2017
Rio De Janeiro	3		18,066	48,846	6,102	18,066	54,948	73,014	(511)
Subtotal Brazil	14		151,770	320,306	44,919	151,770	365,225	516,995	(3,128)
Subtotal Other Americas Markets:	46		369,176	709,769	231,092	373,709	936,328	1,310,037	(84,126)

Europe Markets
France
Bonneuil Distribution Center	1		-	-	13,645	-	13,645	13,645	(1,819)	2012
Le Havre Distribution Center	1		705	-	8,621	836	8,490	9,326	(417)	2016
LGR Genevill. 1 SAS	1		2,209	2,398	853	2,209	3,251	5,460	(589)	2011
LGR Genevill. 2 SAS	1		1,699	3,521	51	1,699	3,572	5,271	(639)	2011
Moissy II Distribution Center	1		5,427	4,044	441	5,433	4,479	9,912	(4,039)	2014
France	5		10,040	9,963	23,611	10,177	33,437	43,614	(7,503)

Germany
Hausbruch Industrial Center 4-B	2		11,143	5,784	633	11,143	6,417	17,560	(3,060)	2011
Lauenau Distribution Center	1		2,750	6,121	374	2,750	6,495	9,245	(1,512)	2011
Germany	3		13,893	11,905	1,007	13,893	12,912	26,805	(4,572)

Hungary
Hegyeshalom Distribution Center	1		279	-	3,377	-	3,656	3,656	-	2015
Hungary	1		279	-	3,377	-	3,656	3,656	-

Poland
Chorzow Distribution Center	1		4,191	-	8,669	4,193	8,667	12,860	(52)	2016
Nadarzyn Distribution Center	1		2,480	-	8,070	2,550	8,000	10,550	(1,967)	2009
Piotrkow II Distribution Center	1		1,613	-	5,566	1,588	5,591	7,179	(1,538)	2009, 2017
Szczecin Distribution Center	2		1,052	-	15,069	1,077	15,044	16,121	(365)	2014, 2015
Poland	5		9,336	-	37,374	9,408	37,302	46,710	(3,922)

Spain
Barajas MAD Logistics	4		-	38,797	1,485	-	40,282	40,282	(10,680)	2011
Spain	4		-	38,797	1,485	-	40,282	40,282	(10,680)

Sweden
Orebro Distribution Center	1		9,942	21,736	2,541	9,942	24,277	34,219	(8,481)	2011
Sweden	1		9,942	21,736	2,541	9,942	24,277	34,219	(8,481)

United Kingdom
Birmingham International Gateway Distribution Center	2		2,746	-	2,025	2,851	1,920	4,771	-	2016
United Kingdom	2		2,746	-	2,025	2,851	1,920	4,771	-
Subtotal Europe Markets:	21		46,236	82,401	71,420	46,271	153,786	200,057	(35,158)

Asia Markets
China
Fengxian Logistics Center	3		-	12,898	1,142	-	14,039	14,039	(6,451)	2011
Jiaxing Distribution Center	4		10,726	10,399	11,629	8,865	23,889	32,754	(3,576)	2011, 2013
Tianjim Bonded Logistics Park	2		1,465	8,882	35	1,298	9,084	10,382	(1,907)	2011
China	9		12,191	32,179	12,806	10,163	47,012	57,175	(11,934)

Japan
Chiba New Town Distribution Center	1		32,659	-	139,888	32,659	139,888	172,547	(2,364)	2016
Narita 1	1		9,848	-	24,706	9,848	24,706	34,554	(1,393)	2015
Yoshimi Distribution Center	1		22,342	-	111,141	22,372	111,111	133,483	(3,678)	2015
Japan	3		64,849	-	275,735	64,879	275,705	340,584	(7,435)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Singapore
Changi South Distribution Center 1	1		-	41,518	112	-	41,630	41,630	(11,138)	2011
Changi-North Distribution Center 1	1		-	15,442	222	-	15,664	15,664	(4,082)	2011
Singapore Airport Logistics Center	2		-	62,367	452	-	62,819	62,819	(18,305)	2011
Tuas Distribution Center	1		-	18,738	705	-	19,443	19,443	(8,250)	2011
Singapore	5		-	138,065	1,491	-	139,556	139,556	(41,775)
Subtotal Asia Markets:	17		77,040	170,244	290,032	75,042	462,273	537,315	(61,144)
Total Operating Properties	1,525		5,575,836	12,699,863	4,309,628	5,735,978	16,849,349	22,585,327	(3,971,501)

Development Portfolio

United States Markets
Atlanta, Georgia
Augusta Distribution Center	1		3,037	-	-	3,037	-	3,037
Atlanta, Georgia	1		3,037	-	-	3,037	-	3,037

Central Valley, California
International Park of Commerce	3		10,226	-	43,902	10,226	43,902	54,128
Mustang International	1		613	-	15,373	613	15,373	15,986		2017
Patterson Pass Business Center	2		5,522	-	19,377	5,522	19,377	24,899
Central Valley, California	6		16,361	-	78,652	16,361	78,652	95,013

Chicago, Illinois
Bolingbrook Distribution Center	1		2,242	-	4,933	2,242	4,933	7,175
Woodridge Distribution Center	1		9,475	-	5,092	9,475	5,092	14,567
Chicago, Illinois	2		11,717	-	10,025	11,717	10,025	21,742

Dallas/Fort Worth, Texas
Interchange Distribution Center	1		9,587	-	32,195	9,587	32,195	41,782
Park 121 Distribution Center	3		9,761	-	16,800	9,761	16,800	26,561		2017
ST Micro Distribution Center	2		9,065	-	11,053	9,065	11,053	20,118		2017
Dallas/Fort Worth, Texas	6		28,413	-	60,048	28,413	60,048	88,461

Denver, Colorado
Park Central Distribution Center	3		14,329	-	533	14,329	533	14,862
Denver, Colorado	3		14,329	-	533	14,329	533	14,862

Las Vegas, Nevada
Ann Rd-N Sloan LN Distribution Center	1		6,523	-	26,687	6,523	26,687	33,210		2017
Las Vegas Corporate Center	2		4,783	-	10,018	4,783	10,018	14,801
Warm Springs Distribution Center	4		6,553	-	127	6,553	127	6,680
Las Vegas, Nevada	7		17,859	-	36,832	17,859	36,832	54,691

Memphis, Tennessee
DeSoto Distribution Center	1		4,304	-	29,614	4,304	29,614	33,918		2017
Memphis, Tennessee	1		4,304	-	29,614	4,304	29,614	33,918

New Jersey
Cranbury Business Park	1		25,693	-	15,254	25,693	15,254	40,947
Elizabeth Seaport	1		17,154	-	15,569	17,154	15,569	32,723		2017
Tri-Port Distribution Center	1		39,827	-	9,874	39,827	9,874	49,701
New Jersey	3		82,674	-	40,697	82,674	40,697	123,371

Reno, Nevada
Sage Point Business Park	1		869	-	11,274	869	11,274	12,143		2017
Reno, Nevada	1		869	-	11,274	869	11,274	12,143

San Francisco Bay Area, California
Oakland Logistics Park	1		992	-	24,354	992	24,354	25,346		2017
San Francisco Bay Area, California	1		992	-	24,354	992	24,354	25,346

Seattle, Washington
Park Tacoma Distribution Center	2		10,000	-	16,185	10,000	16,185	26,185		2017
Portside Distribution Center	1		29,881	-	82,214	29,881	82,214	112,095
Seattle, Washington	3		39,881	-	98,399	39,881	98,399	138,280

South Florida
Beacon Lakes	3		15,902	-	7,808	15,902	7,808	23,710
South Florida	3		15,902	-	7,808	15,902	7,808	23,710

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Southern California
Meridian Park	1		17,709	-	21,497	17,709	21,497	39,206		2017
Moreno Valley	4		12,841	-	2,588	12,841	2,588	15,429
Southern California	5		30,550	-	24,085	30,550	24,085	54,635
Subtotal United States Markets:	42		266,888	-	422,321	266,888	422,321	689,209

Other Americas Markets
Canada
Meadowvale Distribution Center	1		7,402	-	9,478	7,402	9,478	16,880
Canada	1		7,402	-	9,478	7,402	9,478	16,880

Mexico
Centro Industrial Center	1		1,601	-	3,692	1,601	3,692	5,293
Monterrey Airport	1		2,686	-	6,783	2,686	6,783	9,469		2017
San Jose Distribution Center	4		59,230	-	25,310	59,230	25,310	84,540		2017
Mexico	6		63,517	-	35,785	63,517	35,785	99,302
Subtotal Other Americas Market:	7		70,919	-	45,263	70,919	45,263	116,182

Europe Markets
Czech Republic
Prague Airport Distribution Center	1		3,137	-	6,338	3,137	6,338	9,475		2017
Prague Rudna Distribution Center	1		5,464	-	6,208	5,464	6,208	11,672
Uzice Distribution Center	1		2,821	-	184	2,821	184	3,005
Czech Republic	3		11,422	-	12,730	11,422	12,730	24,152

France
Le Havre Distribution Center	1		1,001	-	12,337	1,001	12,337	13,338		2017
Marly Distribution Center	1		5,084	-	9,292	5,084	9,292	14,376
Moissy II Distribution Center	1		11,554	-	12,966	11,554	12,966	24,520
France	3		17,639	-	34,595	17,639	34,595	52,234

Germany
Kerpen	1		6,963	-	17,286	6,963	17,286	24,249
Unna Distribution Center	1		8,706	-	21,092	8,706	21,092	29,798		2017
Germany	2		15,669	-	38,378	15,669	38,378	54,047

Italy
Bologna Distribution Center	3		15,349	-	14,876	15,349	14,876	30,225
Padua Distribution Center	1		649	-	276	649	276	925
Pozzuolo Distribution Center	1		8,328	-	12,549	8,328	12,549	20,877
Italy	5		24,326	-	27,701	24,326	27,701	52,027

Netherlands
Oosterhout Distribution Center	1		13,961	-	19,220	13,961	19,220	33,181		2017
Tilburg Distribution Center	1		6,004	-	9,819	6,004	9,819	15,823
Venlo Distribution Center	1		6,117	-	10,145	6,117	10,145	16,262
Netherlands	3		26,082	-	39,184	26,082	39,184	65,266

Poland
Szczecin Distribution Center	1		374	-	3,341	374	3,341	3,715		2017
Poland	1		374	-	3,341	374	3,341	3,715

Slovakia
Bratislava Distribution Center	1		1,052	-	-	1,052	-	1,052
Nitra Distribution Center	2		3,410	-	11,377	3,410	11,377	14,787
ProLogis Park Nove Mesto	1		2,013	-	8,077	2,013	8,077	10,090		2017
Slovakia	4		6,475	-	19,454	6,475	19,454	25,929

Spain
Massalaves Distribution Center	1		5,513	-	2,976	5,513	2,976	8,489
Penedes Distribution Center	2		13,657	-	13,032	13,657	13,032	26,689		2017
San Fernando Distribution Center	1		7,224	-	9,190	7,224	9,190	16,414		2017
Spain	4		26,394	-	25,198	26,394	25,198	51,592

Sweden
Gothenburg Distribution Center	1		9,864	-	16,273	9,864	16,273	26,137		2017
Sweden	1		9,864	-	16,273	9,864	16,273	26,137

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2017
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
United Kingdom
Pineham Distribution Center	1		15,349	-	19,554	15,349	19,554	34,903
Wellingborough Distribution Center	1		9,342	-	7,135	9,342	7,135	16,477
United Kingdom	2		24,691	-	26,689	24,691	26,689	51,380
Subtotal Europe Markets:	28		162,936	-	243,543	162,936	243,543	406,479

Asia Markets
Japan
Higashi Matsuyama Distribution Center	1		13,937	-	71,275	13,937	71,275	85,212
Kadoma Distribution Center	1		15,296	-	3,704	15,296	3,704	19,000
Kobe Distribution Center	1		6,911	-	31	6,911	31	6,942
Koga Distribution Center	1		5,110	-	13,801	5,110	13,801	18,911
Kyo Tababe Distribution Center	1		38,382	-	62,657	38,382	62,657	101,039
ProLogis Park Sendai	1		16,657	-	9,104	16,657	9,104	25,761
Shiohama Distribution Center 1	1		36,608	-	61,710	36,608	61,710	98,318		2017
Tsukuba Distribution Center	1		9,370	-	17,066	9,370	17,066	26,436
Japan	8		142,271	-	239,348	142,271	239,348	381,619
Subtotal Asia Markets:	8		142,271	-	239,348	142,271	239,348	381,619
Total Development Portfolio	85		643,014	-	950,475	643,014	950,475	1,593,489

GRAND TOTAL	1,610		6,218,850	12,699,863	5,260,103	6,378,992	17,799,824	24,178,816	(3,971,501)

Schedule III – Footnotes

(a)	The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheet in Item 8. Financial Statements and Supplementary Data at December 31, 2017 (in thousands):

Total per Schedule III	$24,178,816
Land	1,154,383
Other real estate investments	505,445
Total per consolidated balance sheet	$25,838,644	(f)

(b)	The aggregate cost for federal tax purposes at December 31, 2017, of our real estate assets was approximately $20.0 billion (unaudited).

(c)

Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheet in Item 8. Financial Statements and Supplementary Data at December 31, 2017 (in thousands):

Total accumulated depreciation per Schedule III	$3,971,501
Accumulated depreciation on other real estate investments	87,847
Total per consolidated balance sheet	$4,059,348

(d)

Properties with an aggregate undepreciated cost of $2.5 billion secure $967.5 million of mortgage notes. See Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)

Assessment bonds of $13.5 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $741.5 million. The assessment bonds are included in unsecured other debt in Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)	The following table summarizes our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2017	2016	2015
Real estate assets:
Balance at beginning of year	$25,375,539	$25,608,648	$20,109,432
Acquisitions of operating properties, improvements to operating properties development activity, transfers of land to CIP and net effect of changes in foreign exchange rates and other	2,680,484	1,883,888	7,191,335
Basis of operating properties disposed of	(3,697,798)	(1,359,186)	(1,719,632)
Change in the development portfolio balance, including the acquisition of properties	161,408	(440,821)	398,923
Assets transferred to held-for-sale	(340,817)	(316,990)	(371,410)
Balance at end year	$24,178,816	$25,375,539	$25,608,648

Accumulated depreciation:
Balance at beginning of year	$3,679,479	$3,207,855	$2,748,835
Depreciation expense	614,756	668,686	617,258
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(313,584)	(195,895)	(153,621)
Assets transferred to held-for-sale	(9,150)	(1,167)	(4,617)
Balance at end of year	$3,971,501	$3,679,479	$3,207,855

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

4.17	4.00% Notes due 2018 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.18	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.19	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.20	3.350% Notes due 2021 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.21	Form of 3.000% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).
4.22	Form of 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.23	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.24	Form of 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.25	Form of 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.26	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed October 30, 2015).
4.27	Form of Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on January 26, 2018).

4.28	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.29	Form of Officers’ Certificate related to the 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.30	Form of Officers’ Certificate related to the 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.31	Form of Officers’ Certificate related to the 3.350% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.32	Form of Officers’ Certificate related to the 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.33	Form of Officer’s Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.34	Form of Officer’s Certificate related to 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-k filed on October 6, 2014).
4.35	Form of Officers’ Certificate related to the 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.1 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.36	Form of Officers’ Certificate related to the 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 30, 2015).
4.37	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.38	Form of Officers’ Certificate related to Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on January 26, 2018).

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

10.2

Fifteenth Amended and Restated Agreement of Limited Partnership of Prologis 2, L.P., (f/k/a AMB Property II, L.P.) dated February 19, 2010 (incorporated by reference to Exhibit 10.6 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2009).

10.3*

The Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.19 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4*

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

10.5*

Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and also incorporated by reference to Exhibit 10.4 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6*

Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed October 4, 2006 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Current Report on Form 8-K filed October 4, 2006).

10.7*

The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed May 15, 2007).

10.8*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 22, 2011).

10.9*	Prologis, Inc. 2016 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 16, 2016).
10.10	Prologis, Inc. 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on January 18, 2018).
10.11*	Form of Prologis, Inc. 2016 Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on August 16, 2016).
10.12*	Form of Participation Points and LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).
10.13*	Second Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 1, 2014).
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
10.23*

Form of Non-Qualified Share Option Award Terms; The Trust 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.26*

ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2008) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).

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

10.47

Second Amendment to the Global Senior Credit Agreement dated as of January 22, 2015 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A. as global administrative agent. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 10-Q filed on May 4, 2015).

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
10.57

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

10.58

Guaranty of Payment, date as of February 16, 2017, among Prologis, Inc. and Prologis, L.P., as guarantors, Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Fifth Amend and Restated Revolving Credit Agreement, dated as of February 16, 2017 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on February 22, 2017).

10.59

Amended and Restated Senior Term Loan Agreement dated as of May 4, 2017 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K on May 8, 2017).

10.60

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

Date: February 15, 2018

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 15, 2018
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 15, 2018
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 15, 2018
Lori A. Palazzolo

/s/ George L. Fotiades	Director	February 15, 2018
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 15, 2018
Lydia H. Kennard

/s/ J. Michael Losh	Director	February 15, 2018
J. Michael Losh

/s/ Irving F. Lyons III	Director	February 15, 2018
Irving F. Lyons III

/s/ David P. O’Connor	Director	February 15, 2018
David P. O’Connor

/s/ Olivier Piani	Director	February 15, 2018
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 15, 2018
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 15, 2018
Carl B. Webb

/s/ William D. Zollars	Director	February 15, 2018
William D. Zollars

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 15, 2018

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 15, 2018
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 15, 2018
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 15, 2018
Lori A. Palazzolo

/s/ George L. Fotiades	Director	February 15, 2018
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 15, 2018
Lydia H. Kennard

/s/ J. Michael Losh	Director	February 15, 2018
J. Michael Losh

/s/ Irving F. Lyons III	Director	February 15, 2018
Irving F. Lyons III

/s/ David P. O’Connor	Director	February 15, 2018
David P. O’Connor

/s/ Olivier Piani	Director	February 15, 2018
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 15, 2018
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 15, 2018
Carl B. Webb

/s/ William D. Zollars	Director	February 15, 2018
William D. Zollars