Form 10-Q
period 2018-06-30
Prologis, Inc.; Prologis, L.P.
filed 2018-07-23
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 19, 2018, was approximately 533,307,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2018, the Parent owned 97.11% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.89% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Investments in real estate properties	$25,555,343	$25,838,644
Less accumulated depreciation	4,283,877	4,059,348
Net investments in real estate properties	21,271,466	21,779,296
Investments in and advances to unconsolidated entities	5,414,623	5,496,450
Assets held for sale or contribution	892,546	342,060
Notes receivable backed by real estate	-	34,260
Net investments in real estate	27,578,635	27,652,066

Cash and cash equivalents	527,830	447,046
Other assets	1,396,417	1,381,963
Total assets	$29,502,882	$29,481,075

LIABILITIES AND EQUITY
Liabilities:
Debt	$9,427,124	$9,412,631
Accounts payable and accrued expenses	719,679	702,804
Other liabilities	629,576	659,899
Total liabilities	10,776,379	10,775,334

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2018 and December 31, 2017, respectively	68,948	68,948
Common stock; $0.01 par value; 533,303 shares and 532,186 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	5,333	5,322
Additional paid-in capital	19,322,016	19,363,007
Accumulated other comprehensive loss	(1,041,486)	(901,658)
Distributions in excess of net earnings	(2,716,241)	(2,904,461)
Total Prologis, Inc. stockholders’ equity	15,638,570	15,631,158
Noncontrolling interests	3,087,933	3,074,583
Total equity	18,726,503	18,705,741
Total liabilities and equity	$29,502,882	$29,481,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental	$426,549	$447,960	$854,450	$887,844
Rental recoveries	118,130	128,417	246,172	255,466
Strategic capital	75,697	180,654	208,658	237,699
Development management and other	900	9,152	5,652	14,329
Total revenues	621,276	766,183	1,314,932	1,395,338
Expenses:
Rental	133,329	147,794	276,270	300,450
Strategic capital	34,850	51,986	78,710	83,785
General and administrative	57,615	60,077	120,043	113,694
Depreciation and amortization	203,673	228,145	407,754	454,736
Other	4,515	2,909	7,754	5,515
Total expenses	433,982	490,911	890,531	958,180

Operating income	187,294	275,272	424,401	437,158

Other income (expense):
Earnings from unconsolidated entities, net	62,549	68,596	125,205	117,201
Interest expense	(56,314)	(75,354)	(102,575)	(148,266)
Interest and other income, net	5,641	1,892	7,617	4,677
Gains on dispositions of investments in real estate, net	94,261	83,006	289,372	180,331
Foreign currency and derivative gains (losses), net	85,382	(20,055)	44,288	(27,455)
Gains (losses) on early extinguishment of debt, net	282	(30,596)	(702)	(30,596)
Total other income	191,801	27,489	363,205	95,892
Earnings before income taxes	379,095	302,761	787,606	533,050
Total income tax expense	14,104	14,781	30,656	24,381
Consolidated net earnings	364,991	287,980	756,950	508,669
Less net earnings attributable to noncontrolling interests	28,904	19,363	53,485	35,123
Net earnings attributable to controlling interests	336,087	268,617	703,465	473,546
Less preferred stock dividends	1,476	1,674	2,952	3,348
Net earnings attributable to common stockholders	$334,611	$266,943	$700,513	$470,198

Weighted average common shares outstanding – Basic	532,639	530,040	532,427	529,400
Weighted average common shares outstanding – Diluted	554,515	552,114	554,066	550,512

Net earnings per share attributable to common stockholders – Basic	$0.63	$0.50	$1.32	$0.89

Net earnings per share attributable to common stockholders – Diluted	$0.62	$0.50	$1.30	$0.88

Dividends per common share	$0.48	$0.44	$0.96	$0.88

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated net earnings	$364,991	$287,980	$756,950	$508,669
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(147,813)	3,162	(143,043)	42,829
Unrealized gains (losses) on derivative contracts, net	2,131	6,735	(4,156)	9,366
Comprehensive income	219,309	297,877	609,751	560,864
Net earnings attributable to noncontrolling interests	(28,904)	(19,363)	(53,485)	(35,123)
Other comprehensive loss (income) attributable to noncontrolling interests	7,539	(811)	7,371	(48,918)
Comprehensive income attributable to common stockholders	$197,944	$277,703	$563,637	$476,823

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2018

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	Interests	Equity
Balance at January 1, 2018	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741
Consolidated net earnings	-	-	-	-	-	703,465	53,485	756,950
Effect of equity compensation plans	-	1,117	11	8,835	-	-	24,835	33,681
Capital contributions	-	-	-	-	-	-	37,974	37,974
Redemption of noncontrolling interests	-	-	-	(2,792)	-	-	(20,976)	(23,768)
Foreign currency translation losses, net	-	-	-	-	(135,793)	-	(7,250)	(143,043)
Unrealized losses on derivative contracts, net	-	-	-	-	(4,035)	-	(121)	(4,156)
Reallocation of equity	-	-	-	(46,927)	-	-	46,927	-
Distributions and other	-	-	-	(107)	-	(515,245)	(121,524)	(636,876)
Balance at June 30, 2018	$68,948	533,303	$5,333	$19,322,016	$(1,041,486)	$(2,716,241)	$3,087,933	$18,726,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Consolidated net earnings	$756,950	$508,669
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(26,369)	(48,920)
Equity-based compensation awards	39,082	37,604
Depreciation and amortization	407,754	454,736
Earnings from unconsolidated entities, net	(125,205)	(117,201)
Operating distributions from unconsolidated entities	175,960	141,256
Decrease (increase) in operating receivables from unconsolidated entities	6,589	(117,675)
Amortization of debt discounts (premiums), net of debt issuance costs	5,971	(4,445)
Gains on dispositions of investments in real estate, net	(289,372)	(180,331)
Unrealized foreign currency and derivative losses (gains), net	(52,595)	35,266
Losses on early extinguishment of debt, net	702	30,596
Deferred income tax expense (benefit)	(1,194)	2,268
Decrease (increase) in accounts receivable and other assets	(35,756)	61,452
Decrease in accounts payable and accrued expenses and other liabilities	(89,293)	(58,115)
Net cash provided by operating activities	773,224	745,160
Investing activities:
Real estate development	(788,604)	(715,294)
Real estate acquisitions	(289,031)	(202,088)
Tenant improvements and lease commissions on previously leased space	(59,342)	(75,342)
Property improvements	(33,289)	(37,253)
Proceeds from dispositions and contributions of real estate properties	901,808	836,107
Investments in and advances to unconsolidated entities	(83,250)	(144,894)
Return of investment from unconsolidated entities	134,640	133,677
Proceeds from repayment of notes receivable backed by real estate	34,260	32,100
Proceeds from the settlement of net investment hedges	-	7,541
Payments on the settlement of net investment hedges	(3,966)	(5,058)
Net cash used in investing activities	(186,774)	(170,504)
Financing activities:
Proceeds from issuance of common stock	4,322	25,374
Dividends paid on common and preferred stock	(515,245)	(470,792)
Noncontrolling interests contributions	26,174	135,857
Noncontrolling interests distributions	(121,524)	(99,896)
Settlement of noncontrolling interests	(23,768)	(789,626)
Tax paid for shares withheld	(26,694)	(18,894)
Debt issuance costs paid	(6,386)	(6,151)
Net payments on credit facilities	(307,086)	(33,745)
Repurchase and payments of debt	(1,251,830)	(2,002,519)
Proceeds from issuance of debt	1,721,793	2,134,041
Net cash used in financing activities	(500,244)	(1,126,351)

Effect of foreign currency exchange rate changes on cash	(5,422)	15,733
Net increase (decrease) in cash and cash equivalents	80,784	(535,962)
Cash and cash equivalents, beginning of period	447,046	807,316
Cash and cash equivalents, end of period	$527,830	$271,354

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Investments in real estate properties	$25,555,343	$25,838,644
Less accumulated depreciation	4,283,877	4,059,348
Net investments in real estate properties	21,271,466	21,779,296
Investments in and advances to unconsolidated entities	5,414,623	5,496,450
Assets held for sale or contribution	892,546	342,060
Notes receivable backed by real estate	-	34,260
Net investments in real estate	27,578,635	27,652,066

Cash and cash equivalents	527,830	447,046
Other assets	1,396,417	1,381,963
Total assets	$29,502,882	$29,481,075

LIABILITIES AND CAPITAL
Liabilities:
Debt	$9,427,124	$9,412,631
Accounts payable and accrued expenses	719,679	702,804
Other liabilities	629,576	659,899
Total liabilities	10,776,379	10,775,334

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	15,569,622	15,562,210
Limited partners – common	218,162	165,401
Limited partners – Class A common	245,596	248,940
Total partners’ capital	16,102,328	16,045,499
Noncontrolling interests	2,624,175	2,660,242
Total capital	18,726,503	18,705,741
Total liabilities and capital	$29,502,882	$29,481,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental	$426,549	$447,960	$854,450	$887,844
Rental recoveries	118,130	128,417	246,172	255,466
Strategic capital	75,697	180,654	208,658	237,699
Development management and other	900	9,152	5,652	14,329
Total revenues	621,276	766,183	1,314,932	1,395,338
Expenses:
Rental	133,329	147,794	276,270	300,450
Strategic capital	34,850	51,986	78,710	83,785
General and administrative	57,615	60,077	120,043	113,694
Depreciation and amortization	203,673	228,145	407,754	454,736
Other	4,515	2,909	7,754	5,515
Total expenses	433,982	490,911	890,531	958,180

Operating income	187,294	275,272	424,401	437,158

Other income (expense):
Earnings from unconsolidated entities, net	62,549	68,596	125,205	117,201
Interest expense	(56,314)	(75,354)	(102,575)	(148,266)
Interest and other income, net	5,641	1,892	7,617	4,677
Gains on dispositions of investments in real estate, net	94,261	83,006	289,372	180,331
Foreign currency and derivative gains (losses), net	85,382	(20,055)	44,288	(27,455)
Gains (losses) on early extinguishment of debt, net	282	(30,596)	(702)	(30,596)
Total other income	191,801	27,489	363,205	95,892
Earnings before income taxes	379,095	302,761	787,606	533,050
Total income tax expense	14,104	14,781	30,656	24,381
Consolidated net earnings	364,991	287,980	756,950	508,669
Less net earnings attributable to noncontrolling interests	18,882	11,986	32,940	22,123
Net earnings attributable to controlling interests	346,109	275,994	724,010	486,546
Less preferred unit distributions	1,476	1,674	2,952	3,348
Net earnings attributable to common unitholders	$344,633	$274,320	$721,058	$483,198

Weighted average common units outstanding – Basic	540,084	536,060	539,547	535,392
Weighted average common units outstanding – Diluted	554,515	552,114	554,066	550,512

Net earnings per unit attributable to common unitholders – Basic	$0.63	$0.50	$1.32	$0.89

Net earnings per unit attributable to common unitholders – Diluted	$0.62	$0.50	$1.30	$0.88

Distributions per common unit	$0.48	$0.44	$0.96	$0.88

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated net earnings	$364,991	$287,980	$756,950	$508,669
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(147,813)	3,162	(143,043)	42,829
Unrealized gains (losses) on derivative contracts, net	2,131	6,735	(4,156)	9,366
Comprehensive income	219,309	297,877	609,751	560,864
Net earnings attributable to noncontrolling interests	(18,882)	(11,986)	(32,940)	(22,123)
Other comprehensive loss (income) attributable to noncontrolling interests	3,424	(561)	3,205	(48,828)
Comprehensive income attributable to common unitholders	$203,851	$285,330	$580,016	$489,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Six Months Ended June 30, 2018

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2018	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741
Consolidated net earnings	-	-	-	703,465	-	9,368	-	11,177	32,940	756,950
Effect of equity compensation plans	-	-	1,117	8,846	2,057	24,835	-	-	-	33,681
Capital contributions	-	-	-	-	-	-	-	-	37,974	37,974
Redemption of noncontrolling interests	-	-	-	(2,792)	-	-	-	-	(3,157)	(5,949)
Redemption of limited partners units	-	-	-	-	(240)	(15,017)	(45)	(2,802)	-	(17,819)
Foreign currency translation losses, net	-	-	-	(135,793)	-	(1,903)	-	(2,142)	(3,205)	(143,043)
Unrealized losses on derivative contracts, net	-	-	-	(4,035)	-	(57)	-	(64)	-	(4,156)
Reallocation of capital	-	-	-	(46,927)	-	44,937	-	1,990	-	-
Distributions and other	-	-	-	(515,352)	-	(9,402)	-	(11,503)	(100,619)	(636,876)
Balance at June 30, 2018	1,379	$68,948	533,303	$15,569,622	7,473	$218,162	8,849	$245,596	$2,624,175	$18,726,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Consolidated net earnings	$756,950	$508,669
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(26,369)	(48,920)
Equity-based compensation awards	39,082	37,604
Depreciation and amortization	407,754	454,736
Earnings from unconsolidated entities, net	(125,205)	(117,201)
Operating distributions from unconsolidated entities	175,960	141,256
Decrease (increase) in operating receivables from unconsolidated entities	6,589	(117,675)
Amortization of debt discounts (premiums), net of debt issuance costs	5,971	(4,445)
Gains on dispositions of investments in real estate, net	(289,372)	(180,331)
Unrealized foreign currency and derivative losses (gains), net	(52,595)	35,266
Losses on early extinguishment of debt, net	702	30,596
Deferred income tax expense (benefit)	(1,194)	2,268
Decrease (increase) in accounts receivable and other assets	(35,756)	61,452
Decrease in accounts payable and accrued expenses and other liabilities	(89,293)	(58,115)
Net cash provided by operating activities	773,224	745,160
Investing activities:
Real estate development	(788,604)	(715,294)
Real estate acquisitions	(289,031)	(202,088)
Tenant improvements and lease commissions on previously leased space	(59,342)	(75,342)
Property improvements	(33,289)	(37,253)
Proceeds from dispositions and contributions of real estate properties	901,808	836,107
Investments in and advances to unconsolidated entities	(83,250)	(144,894)
Return of investment from unconsolidated entities	134,640	133,677
Proceeds from repayment of notes receivable backed by real estate	34,260	32,100
Proceeds from the settlement of net investment hedges	-	7,541
Payments on the settlement of net investment hedges	(3,966)	(5,058)
Net cash used in investing activities	(186,774)	(170,504)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	4,322	25,374
Distributions paid on common and preferred units	(536,150)	(489,519)
Noncontrolling interests contributions	26,174	135,857
Noncontrolling interests distributions	(100,619)	(81,169)
Settlement of noncontrolling interests	(5,949)	(789,626)
Redemption of common limited partnership units	(17,819)	-
Tax paid for shares withheld	(26,694)	(18,894)
Debt issuance costs paid	(6,386)	(6,151)
Net payments on credit facilities	(307,086)	(33,745)
Repurchase and payments of debt	(1,251,830)	(2,002,519)
Proceeds from issuance of debt	1,721,793	2,134,041
Net cash used in financing activities	(500,244)	(1,126,351)

Effect of foreign currency exchange rate changes on cash	(5,422)	15,733
Net increase (decrease) in cash and cash equivalents	80,784	(535,962)
Cash and cash equivalents, beginning of period	447,046	807,316
Cash and cash equivalents, end of period	$527,830	$271,354

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2018, the Parent owned 97.11% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.89% common limited partnership interests, which include 8.8 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statement of Equity of the Parent and Reallocation of Capital in the Consolidated Statement of Capital of the OP.

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

For dispositions of real estate properties to third parties, the standard will not impact the recognition of the sale. Beginning January 1, 2018, we recognized the entire gain attributed to contributions of real estate properties to unconsolidated entities. We previously recognized a gain on contribution only to the extent of the third-party ownership in the unconsolidated entity acquiring the property and deferred the portion of the gain related to our ownership. For discussion of net gains on contributions to unconsolidated entities recognized during the three and six months ended June 30, 2018 and 2017, see Note 2. For deferred gains from partial sales recorded prior to the adoption, we will continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party, as discussed in Note 3.

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

•

As a lessor. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. During the six months ended June 30, 2018 and 2017, we capitalized $10.5 million and $12.4 million, respectively, of internal costs related to our leasing activities. This standard may also impact the timing, recognition, presentation and disclosures related to our rental recoveries from tenants earned from leasing our operating properties, although we do not expect a significant impact.

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

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Operating properties (1):
Buildings and improvements	287,393	294,811	1,477	1,525	$16,658,627	$16,849,349
Improved land					5,608,507	5,735,978
Development portfolio, including land costs:
Prestabilized	6,024	7,345	20	22	471,491	546,173
Properties under development	21,317	22,216	63	63	1,184,404	1,047,316
Land (1) (2)					1,111,185	1,154,383
Other real estate investments (3)					521,129	505,445
Total investments in real estate properties					25,555,343	25,838,644
Less accumulated depreciation					4,283,877	4,059,348
Net investments in real estate properties					$21,271,466	$21,779,296

(1)	During the six months ended June 30, 2018, we acquired 808 acres of land for $211.2 million and 3 operating properties for $103.1 million.

(2)	Included in our investments in real estate at June 30, 2018 and December 31, 2017, were 5,220 and 5,191 acres of land, respectively.

(3)

Included in other real estate investments were: (i) non-logistics real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate headquarters; (iv) costs related to future development projects, including purchase options on land; (v) infrastructure costs related to projects we are developing on behalf of others; and (vi) earnest money deposits associated with potential acquisitions.

Dispositions

The following table summarizes our real estate disposition activity (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contributions to unconsolidated co-investment ventures
Number of properties	3	5	11	10
Square feet	1,164	875	4,242	3,644
Net proceeds (1)	$125,917	$115,617	$665,739	$513,106
Gains on contributions, net (1) (2)	$33,527	$37,702	$201,253	$126,068
Dispositions to third parties
Number of properties	7	20	18	38
Square feet	4,139	3,720	5,442	6,038
Net proceeds (1) (3)	$314,141	$216,290	$402,122	$459,679
Gains on dispositions, net (1) (3)	$60,734	$45,304	$88,119	$54,263

Total gains on dispositions of investments in real estate, net	$94,261	$83,006	$289,372	$180,331

(1)	Includes the contribution and disposition of land parcels.

(2)

Amounts in 2018 reflect the adoption of the new revenue recognition standard under which we recognized the entire gain attributed to contributions of real estate properties to unconsolidated entities. Amounts in 2017 reflect our prior recognition of the gain to the extent of the third-party ownership in the unconsolidated entity acquiring the property with the deferral of a portion of the gain related to our ownership.

(3)	Includes the sale of our investment in Europe Logistics Venture 1 during the six months ended June 30, 2017.

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

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	June 30,	December 31,
	2018	2017
Unconsolidated co-investment ventures	$5,207,093	$5,274,702
Other ventures	207,530	221,748
Total	$5,414,623	$5,496,450

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Recurring fees	$57,918	$43,478	$112,562	$87,673
Transactional fees	11,828	12,626	27,452	21,219
Promote revenues	5,674	123,946	68,218	127,092
Total strategic capital revenues from unconsolidated co-investment ventures	$75,420	$180,050	$208,232	$235,984

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to our unconsolidated co-investment ventures (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Key property information
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	554	552	205	205	653	707	114	95	1,526	1,559
Square feet	88	88	37	37	154	166	48	41	327	332

Financial position
Unconsolidated co-investment ventures:
Total assets ($)	7,188	7,062	2,073	2,118	13,176	13,586	6,694	6,133	29,131	28,899
Third-party debt ($)	2,098	2,313	752	756	2,650	2,682	2,577	2,328	8,077	8,079
Total liabilities ($)	2,307	2,520	788	782	3,689	3,655	2,881	2,685	9,665	9,642

Our investment balance ($) (1)	1,365	1,383	561	555	2,699	2,813	582	524	5,207	5,275
Our weighted average ownership (2)	26.7%	28.2%	43.8%	43.4%	32.9%	32.8%	15.1%	15.1%	28.2%	28.8%

	U.S.		Other Americas		Europe		Asia		Total
Operating information	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
For the three months ended:
Unconsolidated co-investment ventures:
Total revenues ($)	168	105	55	66	272	248	114	89	609	508
Net earnings ($)	24	15	19	22	110	93	6	93	159	223

Our earnings from unconsolidated co-investment ventures, net ($)	7	2	8	10	37	36	2	14	54	62

For the six months ended:
Unconsolidated co-investment ventures:
Total revenues ($)	336	209	108	130	560	492	222	177	1,226	1,008
Net earnings ($)	37	51	33	39	203	166	48	117	321	373

Our earnings from unconsolidated co-investment ventures, net ($)	12	7	14	16	74	66	9	18	109	107

(1)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2018 and December 31, 2017, results principally from three types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($651.8 million and $667.3 million, respectively); (ii) recording additional costs associated with our investment in the venture ($92.4 million and $94.2 million, respectively); and (iii) advances to a venture ($219.9 million and $210.0 million, respectively). For deferred gains from partial sales recorded prior to the adoption the new revenue recognition standard, we will continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party.

(2)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at June 30, 2018 (in millions):

	Equity Commitments			Expiration Date
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$178	$178	2019
Prologis European Logistics Fund (1)	-	1,201	1,201	2018 – 2019
Prologis UK Logistics Venture (2)	18	102	120	2021
Prologis China Logistics Venture	267	1,510	1,777	2020 – 2024
Total	$285	$2,991	$3,276

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.17 U.S. dollars to the euro.

(2)	Equity commitments are denominated in British pounds sterling and reported in U.S. dollars based on an exchange rate of $1.32 U.S. dollars to the British pound sterling.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2018 and December 31, 2017. At the time of classification, these properties were expected to be sold to third parties or were recently developed and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30,	December 31,
	2018	2017
Number of operating properties	73	22
Square feet	14,735	5,384
Total assets held for sale or contribution	$892,546	$342,060
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$22,829	$9,341

NOTE 5. DEBT

All debt is incurred by the OP. The Parent does not have any indebtedness, but guarantees the unsecured debt issued by the OP.

The following table summarizes our debt (dollars in thousands):

	June 30, 2018		December 31, 2017
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	0.9%	$11,658	1.8%	$317,392
Senior notes	2.9%	7,102,381	3.0%	6,067,277
Term loans	1.2%	1,402,568	1.7%	2,046,945
Unsecured other	6.1%	13,093	6.1%	13,546
Secured mortgages	5.5%	897,424	5.3%	967,471
Total	2.9%	$9,427,124	2.9%	$9,412,631

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of interest rate swaps designated as cash flow hedges, which effectively fix the interest rate on our variable rate debt.

(2)	Included in the outstanding balances were borrowings denominated in non-U.S. dollars. The following table summarizes our debt by currency (in thousands):
	June 30, 2018	December 31, 2017
British pound sterling	$653,632	$671,522
Canadian dollar	274,180	451,080
Euro	4,184,844	3,839,422
Japanese yen	1,276,029	1,306,380
U.S. dollar	3,038,439	3,144,227
Total	$9,427,124	$9,412,631

Generally, we borrow in the functional currency of the consolidated subsidiaries but we also borrow in currencies other than the U.S. dollar in the OP and may designate this borrowing as a nonderivative financial instrument. We may also hedge our foreign currency risk by designating derivative financial instruments as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. See Note 9 for more information about our nonderivative and derivative financial instruments.

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

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($451.7 million at June 30, 2018). We have the ability to increase the Revolver to ¥65.0 billion ($587.2 million at June 30, 2018), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at June 30, 2018 (in millions):

Aggregate lender commitments	$3,479
Less:
Borrowings outstanding	12
Outstanding letters of credit	31
Current availability	$3,436

Senior Notes

In January 2018, we issued €400.0 million ($494.2 million) of senior notes bearing a floating rate of Euribor plus 0.25%, maturing in January 2020. The exchange rate used to calculate into U.S. dollars was the spot rate at the date of the transaction. The effective interest rate was -0.08% at June 30, 2018, primarily due to the amortization of the net premium on the debt. In association with the issuance, we entered into cash flow hedges to effectively fix the interest rate, as discussed in Note 9. Following the issuance, we used the proceeds to pay down our multi-currency term loan (the “2017 Term Loan”) during the first quarter of 2018.

In June 2018, we issued $400.0 million of senior notes that bear an interest rate of 3.88% and mature in September 2028 and $300.0 million of senior notes that bear an interest rate of 4.38% and mature in September 2048. Following the issuance, we used the proceeds to pay down our Global Facility in the second quarter of 2018 and our Canadian term loan (the “2015 Canadian Term Loan”) in July 2018.

Term Loans

During the six months ended June 30, 2018, we borrowed on our Global Facility and paid down CAD 201.4 million ($158.9 million) on the 2015 Canadian Term Loan, leaving CAD $170.5 million ($128.7 million at June 30, 2018) outstanding. In association with the pay down of the 2015 Canadian Term Loan, we terminated our Canadian denominated cash flow hedges in February 2018. See Note 9 for more information.

During the six months ended June 30, 2018 and 2017, we paid down $1.0 billion and $575.7 million, and reborrowed $500.0 million and $877.5 million, on our 2017 Term Loan.

Long-Term Debt Maturities

Principal payments due on our debt for the remainder of 2018 and for each year through the period ended December 31, 2022, and thereafter were as follows at June 30, 2018 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgages	Total
2018 (1)	$-	$-	$492	$108,137	$108,629
2019 (1)	-	-	1,014	446,328	447,342
2020 (2)	11,658	1,165,802	1,077	12,409	1,190,946
2021	-	816,060	910	14,600	831,570
2022	-	816,060	452,455	10,636	1,279,151
Thereafter	-	4,356,824	968,756	306,385	5,631,965
Subtotal	11,658	7,154,746	1,424,704	898,495	9,489,603
Premiums (discounts), net	-	(23,909)	-	2,212	(21,697)
Debt issuance costs, net	-	(28,456)	(9,043)	(3,283)	(40,782)
Total	$11,658	$7,102,381	$1,415,661	$897,424	$9,427,124

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2020 maturities was the Global Facility that can be extended until 2021, as discussed above.

Financial Debt Covenants

We have $7.1 billion of senior notes and $1.4 billion of term loans outstanding at June 30, 2018 under two separate indentures, as supplemented, that were subject to certain financial covenants. We are also subject to financial covenants under our Credit Facilities and certain secured mortgages. At June 30, 2018, we were in compliance with all of our financial debt covenants.

Guarantee of Finance Subsidiary Debt

In July 2018, we formed a finance subsidiary as part of our European operations, Prologis Euro Finance LLC (“Euro Finance Subsidiary”), that is 100% indirectly owned by the OP. All unsecured debt issued by the Euro Finance Subsidiary will be fully and unconditionally guaranteed by the OP. There are no restrictions or limits on the OP’s ability to obtain funds from its subsidiaries by dividend or loan. In reliance on Rule 3-10 of Regulation S-X, the separate financial statements of the Euro Finance Subsidiary are not provided.

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

The following table summarizes our ownership percentages, noncontrolling interests and the consolidated entities’ total assets and liabilities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,539,930	$2,581,629	$6,186,215	$6,030,819	$238,101	$284,162
Other consolidated entities (1)	various	various	84,245	78,613	820,113	806,138	29,813	30,330
Prologis, L.P.			2,624,175	2,660,242	7,006,328	6,836,957	267,914	314,492
Limited partners in Prologis, L.P. (2) (3)			463,758	414,341	-	-	-	-
Prologis, Inc.			$3,087,933	$3,074,583	$7,006,328	$6,836,957	$267,914	$314,492

(1)

This line item includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at June 30, 2018 and December 31, 2017 were exchangeable into cash or, at our option, 0.9 million and 1.0 million shares of the Parent’s common stock.

(2)	We had 8.8 million and 8.9 million Class A Units that were convertible into 8.4 million and 8.5 million limited partnership units of the OP at June 30, 2018 and December 31, 2017, respectively.

(3)

At June 30, 2018 and December 31, 2017, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 3.9 million and 4.1 million shares of the Parent’s common stock, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan. See further discussion of LTIP Units in Note 7.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the six months ended June 30, 2018 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2018	1,374	$45.57
Granted	738	61.01
Vested and distributed	(769)	45.36
Forfeited	(31)	53.71
Balance at June 30, 2018	1,312	$54.21

LTIP Units

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2018 (units in thousands):

	Vested	Unvested	Unvested Weighted Average
	LTIP Units (1)	LTIP Units (1)	Grant Date Fair Value
Balance at January 1, 2018	1,532	1,829	$46.48
Granted	-	1,246	60.95
Forfeited	-	(70)	47.66
Vested LTIP Units	887	(887)	45.25
Vested LTIP Units – POP (2)	1,170	-	N/A
Conversion to common limited partnership units	(52)	-	N/A
Balance at June 30, 2018	3,537	2,118	$55.46

(1)	The outstanding LTIP Units are exchangeable into limited partnership units of the OP and redeemable for the Parent’s common stock after they vest and other applicable conditions have been met.

(2)	Vested units were based on the POP performance criteria being met for the 2015 – 2017 performance period and represented the earned award amount, as discussed above.

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2018	2017	2018	2017
Net earnings attributable to common stockholders – Basic	$334,611	$266,943	$700,513	$470,198
Net earnings attributable to exchangeable limited partnership units (1)	10,216	7,798	20,909	13,765
Adjusted net earnings attributable to common stockholders – Diluted	$344,827	$274,741	$721,422	$483,963

Weighted average common shares outstanding – Basic	532,639	530,040	532,427	529,400
Incremental weighted average effect on exchange of limited partnership units (1)	16,847	16,364	16,560	16,409
Incremental weighted average effect of equity awards	5,029	5,710	5,079	4,703
Weighted average common shares outstanding – Diluted (2)	554,515	552,114	554,066	550,512

Net earnings per share attributable to common stockholders:
Basic	$0.63	$0.50	$1.32	$0.89
Diluted	$0.62	$0.50	$1.30	$0.88

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2018	2017	2018	2017
Net earnings attributable to common unitholders	$344,633	$274,320	$721,058	$483,198
Net earnings attributable to Class A Units	(5,324)	(4,347)	(11,177)	(7,678)
Net earnings attributable to common unitholders – Basic	339,309	269,973	709,881	475,520
Net earnings attributable to Class A Units	5,324	4,347	11,177	7,678
Net earnings attributable to exchangeable other limited partnership units	194	421	364	765
Adjusted net earnings attributable to common unitholders – Diluted	$344,827	$274,741	$721,422	$483,963

Weighted average common partnership units outstanding – Basic	540,084	536,060	539,547	535,392
Incremental weighted average effect on exchange of Class A Units	8,477	8,626	8,495	8,645
Incremental weighted average effect on exchange of other limited partnership units	925	1,718	945	1,772
Incremental weighted average effect of equity awards of Prologis, Inc.	5,029	5,710	5,079	4,703
Weighted average common units outstanding – Diluted (2)	554,515	552,114	554,066	550,512

Net earnings per unit attributable to common unitholders:
Basic	$0.63	$0.50	$1.32	$0.89
Diluted	$0.62	$0.50	$1.30	$0.88

(1)

The exchangeable limited partnership units include the units as discussed in Note 6. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Class A Units	8,477	8,626	8,495	8,645
Other limited partnership units	925	1,718	945	1,772
Equity awards	8,432	9,355	8,391	8,583
Prologis, L.P.	17,834	19,699	17,831	19,000
Common limited partnership units	7,445	6,020	7,120	5,992
Prologis, Inc.	25,279	25,719	24,951	24,992

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents the fair value of our derivative financial instruments recognized within the line items Other Assets and Other Liabilities on the Consolidated Balance Sheet (in thousands):

	June 30, 2018		December 31, 2017
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
British pound sterling	$142	$4,017	$2,440	$8,103
Canadian dollar	1,469	253	-	1,698
Euro	3,619	6,380	2	14,234
Japanese yen	3,992	1,235	6,474	931
Mexican peso	373	-	-	-

Designated derivatives
Foreign currency contracts
Net investment hedges
Canadian dollar	1,871	-	-	7,263
Euro	-	280	-	-

Interest rate swaps
Cash flow hedges
Canadian dollar	-	-	10,223	-
Euro	-	555	-	-
Total fair value of derivatives	$11,466	$12,720	$19,139	$32,229

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2018						2017
	CAD	CNY	EUR	GBP	JPY	MXN	CAD	EUR	GBP	JPY
Notional amounts at January 1	$56	$-	$233	$132	$153	$-	$38	$197	$78	$144
New contracts	13	80	54	-	28	10	-	63	137	38
Matured, expired or settled contracts	(14)	(80)	(55)	(36)	(36)	(10)	(12)	(56)	(46)	(31)
Notional amounts at June 30	$55	$-	$232	$96	$145	$-	$26	$204	$169	$151

Weighted average forward rate at June 30	1.28	-	1.20	1.30	105.53	-	1.32	1.13	1.33	106.51
Active contracts at June 30	24	-	29	16	32	-	12	26	22	32

During the six months ended June 30, 2018 and 2017, we exercised 31 and 22 forward contracts, respectively. We recognized realized losses of $1.1 million and $7.9 million for the three and six months ended June 30, 2018, respectively, and gains of $3.6 million and $8.9 million for the three and six months ended June 30, 2017, respectively, from contracts that matured, expired or settled in Foreign Currency and Derivative Gain (Losses), Net in the Consolidated Statements of Income.

We recognized unrealized gains of $30.1 million and $17.2 million for the three and six months ended June 30, 2018, respectively, and unrealized losses of $18.8 million and $32.5 million for the three and six months ended June 30, 2017, respectively, from the change in value of our outstanding foreign currency contracts within Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income.

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2018		2017
	CAD	EUR	CAD	GBP
Notional amounts at January 1	$99	$-	$100	$46
New contracts	100	35	99	127
Matured, expired or settled contracts	(99)	-	(100)	(173)
Notional amounts at June 30	$100	$35	$99	$-

Weighted average forward rate at June 30	1.28	1.16	1.34	-
Active contracts at June 30	2	1	2	-

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the six months ended June 30 (in millions):

	2018			2017
	CAD	EUR	USD	CAD
Notional amounts at January 1	$271	$-	$-	$271
New contracts (1)	-	500	300	-
Matured, expired or settled contracts (2)	(271)	-	(300)	-
Notional amounts at June 30	$-	$500	$-	$271

(1)

During the six months ended June 30, 2018, we entered into two interest rate swap contracts with an aggregated notional amount of €400.0 million ($499.7 million) to effectively fix the interest rate on our senior notes bearing a floating rate of Euribor plus 0.25% issued in January 2018.

(2)

During the six months ended June 30, 2018, we repaid CAD 201.4 million ($158.9 million) on our 2015 Canadian Term Loan, leaving CAD 170.5 million ($128.7 million at June 30, 2018) outstanding. At that time, we settled the interest rate swap contracts related to the 2015 Canadian Term Loan as we determined at that time it was no longer probable that we would continue to have the future cash flows as originally hedged. As a result, the $12.5 million gain in Accumulated Other Comprehensive Income (Loss) “AOCI/L” at the time of settlement was reclassified to Interest Expense during the first quarter of 2018.

During the six months ended June 30, 2018 and 2017, we had no losses due to hedge ineffectiveness.

Designated Nonderivative Financial Instruments

The following table summarizes our debt, net of accrued interest, designated as a nonderivative financial instrument to hedge our net investment in international subsidiaries (in millions):

	June 30, 2018	December 31, 2017
British pound sterling	$267	$436
Euro	$3,550	$3,620

We recognized unrealized gains of $64.6 million and $40.3 million in Foreign Currency and Derivative Losses, Net on the unhedged portion of our debt, net of accrued interest, for the three and six months ended June 30, 2018, respectively. We recognized unrealized losses of $7.2 million and $11.3 million for the three and six months ended June 30, 2017, respectively.

Other Comprehensive Income (Loss)

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation into U.S. dollars on consolidation of the financial statements of our consolidated subsidiaries whose functional currency is not the U.S. dollar. The change in fair value of the effective portion of our derivative financial instruments that have been designated as net investment hedges and cash flow hedges and the translation of our nonderivative financial instruments as discussed above are also included in Other Comprehensive Income (Loss).

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net investment hedges	$1,740	$7,197	$4,833	$9,491
Nonderivative financial instruments	223,739	(229,666)	113,862	(274,192)
Cumulative translation adjustment	(373,292)	225,631	(261,738)	307,530
Total foreign currency translation gains (losses), net	$(147,813)	$3,162	$(143,043)	$42,829

Cash flow hedges (1)	$963	$4,559	$(8,322)	$4,988
Our share of derivatives from unconsolidated co-investment ventures	1,168	2,176	4,166	4,378
Total unrealized gains (losses) on derivative contracts, net	$2,131	$6,735	$(4,156)	$9,366
Total change in other comprehensive income (loss)	$(145,682)	$9,897	$(147,199)	$52,195

(1)

We estimate an additional expense of $4.2 million will be reclassified to Interest Expense over the next 12 months from June 30, 2018, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Fair Value Measurements on a Recurring Basis

At June 30, 2018, and December 31, 2017, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2018, and December 31, 2017, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute met the criteria to be measured on a nonrecurring basis at fair value and the lower of their carrying amount or their estimated fair value less the costs to sell, respectively, at June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, we estimate the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties and assets held for sale or contribution in Notes 2 and 4, respectively.

Fair Value of Financial Instruments

At June 30, 2018, and December 31, 2017, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2018 and December 31, 2017, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgages contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$11,658	$11,660	$317,392	$317,496
Senior notes	7,102,381	7,447,585	6,067,277	6,537,100
Term loans and unsecured other	1,415,661	1,431,793	2,060,491	2,075,002
Secured mortgages	897,424	937,205	967,471	1,026,197
Total	$9,427,124	$9,828,243	$9,412,631	$9,955,795

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment revenues:
Real estate operations segment:
U.S.	$491,051	$529,841	$990,308	$1,053,988
Other Americas	29,948	16,444	60,379	31,533
Europe	12,908	22,076	30,110	40,307
Asia	11,672	17,168	25,477	31,811
Total real estate operations segment	545,579	585,529	1,106,274	1,157,639
Strategic capital segment:
U.S.	17,905	130,677	33,974	142,585
Other Americas	12,256	9,864	18,409	15,915
Europe	28,488	25,973	67,305	52,235
Asia	17,048	14,140	88,970	26,964
Total strategic capital segment	75,697	180,654	208,658	237,699

Total segment revenues	621,276	766,183	1,314,932	1,395,338

Segment net operating income:
Real estate operations segment:
U.S. (1)	367,935	396,274	737,299	780,374
Other Americas	22,488	10,384	45,411	20,366
Europe	8,693	16,401	21,152	29,259
Asia	8,619	11,767	18,388	21,675
Total real estate operations segment	407,735	434,826	822,250	851,674
Strategic capital segment:
U.S. (1)	5,893	99,668	1,657	101,607
Other Americas	9,032	7,587	11,939	10,732
Europe	19,382	16,342	47,045	32,732
Asia	6,540	5,071	69,307	8,843
Total strategic capital segment	40,847	128,668	129,948	153,914

Total segment net operating income	448,582	563,494	952,198	1,005,588

Reconciling items:
General and administrative expenses	57,615	60,077	120,043	113,694
Depreciation and amortization expenses	203,673	228,145	407,754	454,736
Operating income	187,294	275,272	424,401	437,158
Earnings from unconsolidated entities, net	62,549	68,596	125,205	117,201
Interest expense	(56,314)	(75,354)	(102,575)	(148,266)
Interest and other income, net	5,641	1,892	7,617	4,677
Gains on dispositions of investments in real estate, net	94,261	83,006	289,372	180,331
Foreign currency and derivative gains (losses), net	85,382	(20,055)	44,288	(27,455)
Gains (losses) on early extinguishment of debt, net	282	(30,596)	(702)	(30,596)
Earnings before income taxes	$379,095	$302,761	$787,606	$533,050

	June 30, 2018	December 31, 2017
Segment assets:
Real estate operations segment:
U.S.	$18,807,476	$19,058,610
Other Americas	1,618,701	1,767,385
Europe	970,749	1,008,340
Asia	1,023,036	1,083,764
Total real estate operations segment	22,419,962	22,918,099
Strategic capital segment:
U.S.	16,438	16,818
Europe	25,280	25,280
Asia	341	544
Total strategic capital segment	42,059	42,642
Total segment assets	22,462,021	22,960,741

Reconciling items:
Investments in and advances to unconsolidated entities	5,414,623	5,496,450
Assets held for sale or contribution	892,546	342,060
Notes receivable backed by real estate	-	34,260
Cash and cash equivalents	527,830	447,046
Other assets	205,862	200,518
Total reconciling items	7,040,861	6,520,334
Total assets	$29,502,882	$29,481,075

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2018 and 2017 included the following:

•	We capitalized $14.1 million and $14.0 million in 2018 and 2017, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•

We received $105.4 million and $22.8 million in 2018 and 2017, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 2.

•	We formed a consolidated joint venture into which our partner contributed $11.8 million of land in 2018.

•	We issued 0.7 million shares in 2017 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We received a $19.5 million note backed by real estate in exchange for the disposition of real estate in 2017.

We paid $154.4 million and $188.1 million for interest, net of amounts capitalized, for the six months ended June 30, 2018 and 2017, respectively.

We paid $32.3 million and $23.6 million for income taxes, net of refunds, for the six months ended June 30, 2018 and 2017, respectively.

NOTE 12. SUBSEQUENT EVENTS

Proposed Merger. On April 29, 2018, we entered into a definitive agreement (the “Merger Agreement”) with DCT Industrial Trust Inc. (“DCT”) and DCT Industrial Operating Partnership LP (“DCT OP”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, (i) DCT will merge with and into Prologis, with Prologis surviving the merger (the “Company Merger”) and (ii) immediately prior to the effective time of the Company Merger, DCT OP will merge with and into the OP, with the OP surviving the merger (the “Partnership Merger” and, together with the Company Merger, the “Mergers”). The estimated purchase price consideration for the Mergers will be approximately $8.2 billion in a stock-for-stock transaction, including the assumption of debt, and is based on the closing price of Prologis' common stock on July 19, 2018. Under the terms of the Merger Agreement, at the effective time of the Company Merger, each issued and outstanding share of DCT common stock will be converted automatically into the right to receive 1.02 shares of Prologis common stock and each issued and outstanding common unit of DCT OP will be converted automatically into the right to receive 1.02 common units of the OP. This exchange ratio is fixed and will not be adjusted to reflect changes in the Prologis stock price prior to closing. Changes in the price of Prologis common stock prior to the Mergers will affect the market value of the merger consideration that DCT stockholders and unitholders will receive on the closing date of the Mergers. After consideration of all applicable factors pursuant to the business combination accounting rules, we concluded the Mergers will be treated as an asset acquisition and as a result the transaction costs will be capitalized to the basis of the acquired properties.

On July 9, 2018, the SEC declared the registration statement on Form S-4 for the proposed Mergers effective. Subject to DCT stockholder approval and the other closing conditions described in the Form S-4, the Mergers are expected to be consummated in August 2018.

In connection with the Mergers, on July 2, 2018, DCT, DCT OP, DCT’s board of directors (the “DCT Board”), Prologis, and the OP were sued in a putative class action lawsuit, the Rosenblatt Action, filed in the United States District Court for the District of Colorado, in connection with DCT's proposed merger with Prologis and the related Form S-4. The complaint in the Rosenblatt Action alleges that DCT, DCT OP, the DCT Board, Prologis, and Prologis OP violated federal securities laws by omitting material information from the Form S-4, rendering the Form S-4 materially deficient. On July 10, 2018, DCT and the DCT Board were sued in another putative class action lawsuit, the Bushansky Action, also filed in the United States District Court for the District of Colorado, and also in connection with DCT's proposed merger with Prologis and the related Form S-4. On July 13, 2018, DCT, DCT OP and the DCT Board were sued in a third putative class action lawsuit, the Aiken Action, filed in the United States District Court for the District of Maryland, also in connection with DCT’s proposed merger with Prologis and the related Form S-4. The complaints in the Bushansky Action and the Aiken Action allege that DCT and the DCT Board violated federal securities laws by omitting from the Form S-4, and/or misrepresenting in the Form S-4, material information, rendering the Form S-4 materially deficient. In all three actions, the plaintiffs seek, among other things, (i) to enjoin the transaction (or rescind it to the extent it is completed), and (ii) attorneys' fees and costs in connection with these lawsuits.

Although the ultimate outcome of litigation cannot be predicted with certainty, we believe that these lawsuits are without merit and intend to defend against these actions vigorously.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2018, the related consolidated statements of income, and consolidated statements of  comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the related consolidated statement of equity for the six-month period ended June 30, 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Prologis, L.P.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2018, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the related consolidated statement of capital for the six-month period ended June 30, 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Operating Partnership as of December 31, 2017, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Operating Partnership’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
July 23, 2018

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

MANAGEMENT’S OVERVIEW

Prologis is the global leader in logistics real estate with a focus on high-barrier, high-growth markets in 19 countries. We own, manage and develop well-located, high-quality logistics facilities in the world’s busiest consumption markets. Our local teams actively manage our portfolio, which encompasses leasing and property management, capital deployment and opportunistic dispositions allowing us to recycle capital to self-fund our development activities. The majority of our properties in the United States (“U.S.”) are wholly owned, while our properties outside the U.S. are generally held in co-investment ventures, reducing our exposure to foreign currency movements.

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

We operate our business on an owned and managed basis, including properties that we wholly own and properties that are owned by one of our co-investment ventures. We make decisions based on the property operations, regardless of our ownership interest, and therefore we generally evaluate operating metrics on an owned and managed basis.

At June 30, 2018, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects (based on gross book value and total expected investment (“TEI”)) totaling $58.6 billion across 685 million square feet (64 million square meters) across four continents. Our investment totaled $33.6 billion and consisted of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures. We leased modern logistics facilities to a diverse base of approximately 5,000 customers.

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

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenues, NOI, earnings, FFO, and cash flows is based on the following:

•

Rent Growth. We expect market rents to continue to grow over the next few years, driven by demand for the location and quality of our properties. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases on an aggregate basis are more than 15% below current market rent on the basis of our proportionate economic ownership of each entity included in our owned and managed portfolio at June 30, 2018. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. This is reflected in the positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) every quarter since 2013. During the first six months of 2018, our net effective rents increased 21.3% on lease rollover that represented approximately 7% of our proportionate economic ownership of each entity included in our owned and managed operating portfolio. We expect this trend to continue for several more years due to our current rents being below market, increasing market rents and the term of our leases.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-located and entitled land. Based on our current estimates, our consolidated land bank, excluding land we have under an option contract, has the potential to support the development of $7.5 billion of TEI of new logistics space. TEI is the total estimated cost of development or expansion, including land, construction and leasing costs. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward—primarily through development. During the first six months of 2018, we stabilized consolidated development projects with a TEI of $1.0 billion, and we estimate the value of these buildings to be 35.6% above our cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models), while increasing NOI of our operating portfolio. We expect our properties under development at June 30, 2018, to be completed before October 2019.

SUMMARY OF 2018

During the six months ended June 30, 2018, operating fundamentals remained strong for our owned and managed operating portfolio and we ended the period with occupancy of 97.4%. See below for the results of our two business segments and details of the operating activity of our owned and managed portfolio.

In 2018, we completed the following significant activities as previously described in the Notes to the Consolidated Financial Statements:

•

We generated net proceeds of $1.1 billion and realized net gains of $289 million from the contribution of properties to our unconsolidated co-investment ventures in Europe and Japan and the disposition of non-strategic operating properties primarily in the U.S. Beginning January 1, 2018, we recognized the entire gain attributed to contributions of real estate assets to our unconsolidated entities under the new revenue recognition standard, as discussed in Note 2 to the Consolidated Financial Statements. We previously recognized gains on contributions to the extent of the third-party ownership in the unconsolidated entity acquiring the property.

•

We recognized promotes aggregating $68 million in Strategic Capital Revenues ($50 million net of expenses in the period), primarily from the Prologis China Logistics Venture, an unconsolidated co-investment venture, in the first quarter of 2018.

•

In January, we issued €400 million ($494 million) of senior notes bearing a floating rate of Euribor plus 0.25%, maturing in January 2020. Following the issuance, we used the proceeds to pay down our multi-currency term loan (the “2017 Term Loan”). The effective interest rate was -0.08% at June 30, 2018, primarily due to the amortization of the net premium on the debt.

•

In June, we issued $400 million of senior notes that bear an interest rate of 3.88% and mature in September 2028 and $300 million of senior notes that bear an interest rate of 4.38% and mature in September 2048. Following the issuance, we used the proceeds to pay down our global senior credit facility in the second quarter of 2018 and our Canadian term loan (the “2015 Canadian Term Loan”) in July 2018.

On April 29, 2018, we entered into a definitive agreement (the “Merger Agreement”) with DCT Industrial Trust Inc. (“DCT”) and DCT Industrial Operating Partnership LP (“DCT OP”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, (i) DCT will merge with and into Prologis, with Prologis surviving the merger (the “Company Merger”) and (ii) immediately prior to the effective time of the Company Merger, DCT OP will merge with and into the OP, with the OP surviving the merger (the “Partnership Merger” and, together with the Company Merger, the “Mergers”). The estimated purchase price consideration for the Mergers will be approximately $8.2 billion in a stock-for-stock transaction, including the assumption of debt, and is based on the closing price of Prologis' common stock on July 19, 2018. We expect to close on the transaction in August 2018 after the vote of the DCT shareholders. See Note 12 to our Consolidated Financial Statements for more information on this subsequent event.

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

	2018	2017
Real Estate Operations – NOI	$822	$852
Strategic Capital – NOI	130	154
General and administrative expenses	(120)	(114)
Depreciation and amortization expenses	(408)	(455)
Operating income	$424	$437

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

Below are the components of Real Estate Operations revenues, expenses and NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2018	2017
Rental revenues	$854	$888
Rental recoveries	246	255
Development management and other revenues	6	14
Rental expenses	(276)	(300)
Other expenses	(8)	(5)
Real Estate Operations – NOI	$822	$852

The change in Real Estate Operations NOI for the six months ended June 30, 2018 from the same period in 2017, was impacted by the following items (in millions):

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

Below are key operating metrics of our consolidated operating portfolio. Beginning January 1, 2018, we modified certain definitions of our operating metrics to align methodologies with members of the industrial REIT group. These changes were retroactively applied for all prior periods presented.

(1)	Consolidated square feet of leases commenced and weighted average rent change were calculated for leases with initial terms of one year or greater during each quarter in 2017 and 2018.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Start Activity

The following table summarizes consolidated development starts for the six months ended June 30 (dollars and square feet in millions):

	2018	2017
Number of new development projects during the period	32	28
Square feet	11	12
TEI	$1,150	$1,202
Percentage of build-to-suits based on TEI	38.0%	46.7%

Development Stabilization Activity

A developed property moves into the operating portfolio when it meets our definition of stabilization. A property is considered stabilized when a development project has been completed for one year or is 90% occupied, whichever occurs first. The following table summarizes consolidated development stabilization activity for the six months ended June 30 (dollars and square feet in millions):

	2018	2017
Number of development projects stabilized during the period	31	37
Square feet	13	12
TEI	$1,022	$913
Weighted average expected yield on TEI (1)	6.6%	6.5%
Estimated value at completion	$1,386	$1,119
Estimated weighted average margin	35.6%	22.5%

(1)	We calculate the weighted average expected yield on TEI as estimated NOI assuming stabilized occupancy divided by TEI.

Capital Expenditures

We capitalize costs incurred in renovating and improving our operating properties as part of the investment basis. The following graph summarizes our capital expenditures on operating properties within our consolidated operating portfolio:

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

Below are the components of Strategic Capital revenues, expenses and NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2018	2017
Strategic capital revenues	$209	$238
Strategic capital expenses	(79)	(84)
Strategic Capital – NOI	$130	$154

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Strategic capital revenues ($)
Recurring fees (2)	31	18	12	11	48	42	23	18	114	89
Transactional fees (3)	3	5	1	1	11	7	12	9	27	22
Promote revenues (4)	-	120	5	4	9	3	54	-	68	127
Total strategic capital revenues ($)	34	143	18	16	68	52	89	27	209	238
Strategic capital expenses ($)	(32)	(41)	(6)	(5)	(21)	(20)	(20)	(18)	(79)	(84)
Strategic Capital – NOI ($)	2	102	12	11	47	32	69	9	130	154

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

(2)	Recurring fees include asset and property management fees.

(3)	Transactional fees include leasing commission, acquisition and other fees.

(4)

The promote revenues represent the third-party partners’ share based on the venture’s cumulative returns to investors over a certain time-period, generally three years. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses, as vested.

The following real estate investments were held through our unconsolidated co-investment ventures based on historical cost (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	554	552	205	205	653	707	114	95	1,526	1,559
Square feet	88	88	37	37	154	166	48	41	327	332
Total assets ($)	7,188	7,062	2,073	2,118	13,176	13,586	6,694	6,133	29,131	28,899

See Note 3 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses increased for the six months ended June 30, 2018, from the same period in 2017, principally due to inflationary increases and higher compensation expenses based on the Company’s performance.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other G&A costs. The following table summarizes capitalized G&A amounts for the six months ended June 30 (dollars in millions):

	2018	2017
Building and land development activities	$31	$31
Leasing activities (1)	11	12
Operating building improvements and other	8	8
Total capitalized G&A expenses	$50	$51
Capitalized salaries and related costs as a percent of total salaries and related costs	23.7%	25.5%

(1)	Due to a new accounting standard effective January 1, 2019, we expect a change in capitalized leasing activities. See Note 1 to the Consolidated Financial Statements for additional information.

Depreciation and Amortization Expenses

The change in depreciation and amortization expenses for the six months ended June 30, 2018 from the same period in 2017, was impacted by the following items (in millions):

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

See below for information on our owned and managed operating portfolio (square feet in millions):

	June 30, 2018			December 31, 2017
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,490	291	97.5%	1,532	297	97.3%
Unconsolidated	1,523	326	97.3%	1,557	331	97.1%
Total	3,013	617	97.4%	3,089	628	97.2%

Below are the key operating metrics summarizing the leasing activity of our owned and managed operating portfolio. Beginning January 1, 2018, we modified certain definitions of our operating metrics to align methodologies with members of the industrial REIT group. These changes were retroactively applied for all prior periods presented.

(1)

Square feet of leases commenced and weighted average rent change were calculated for leases with initial terms of one year or greater during each quarter in 2017 and 2018. We retained more than 70% of our customers, based on the total square feet of leases commenced during these periods.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

(3)	Turnover costs are defined as leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year.

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

We define our same store population for the three months ended June 30, 2018 as our owned and managed properties that were in the operating portfolio at January 1, 2017 and owned throughout the end of the same three-month period in both 2018 and 2017. The same store population excludes non-industrial real estate properties and properties held for sale, along with development properties that were not stabilized at the beginning of the period (January 1, 2017) and properties acquired or disposed of to third parties during the period. Beginning January 1, 2018, we modified our definition of same store to align methodologies with members of the industrial REIT group. This did not materially change our historical amounts reported. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period end exchange rate to translate from local currency into the U.S. dollar, for both periods. We believe the factors that affect rental revenues, rental recoveries, rental expenses and NOI in the same store portfolio are generally the same as for our consolidated portfolio.

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

The following is a reconciliation of our consolidated rental revenues, rental recoveries, rental expenses and property NOI, as included in the Consolidated Statements of Income, to the respective amounts in our same store portfolio analysis for the three months ended June 30 (dollars in millions):

			Percentage
	2018	2017	Change
Rental revenues
Rental revenues per the Consolidated Statements of Income	$427	$448
Rental recoveries per the Consolidated Statements of Income	118	128
Total rental revenues (1)	545	576
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (2)	(59)	(67)
Unconsolidated co-investment ventures (1)	543	479
Same store portfolio – rental revenues – net effective	$1,029	$988	4.1%
Straight-line rent adjustments	(8)	(18)
Fair value lease adjustments	-	(1)
Same store portfolio – rental revenues – cash	$1,021	$969	5.3%

Rental expenses
Rental expenses per the Consolidated Statements of Income (1)	$133	$148
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (3)	(4)	(10)
Unconsolidated co-investment ventures (1)	116	101
Same store portfolio – rental expenses – net effective and cash	$245	$239	2.4%

NOI
Property NOI (calculated as rental revenues and rental recoveries less rental expenses per the Consolidated Statements of Income) (1)	$412	$428
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (2) (3)	(55)	(57)
Unconsolidated co-investment ventures (1)	427	378
Same store portfolio – NOI – net effective	$784	$749	4.7%
Same store portfolio – NOI – cash	$776	$730	6.3%

(1)

We include 100% of the same store NOI from the properties in our same store portfolio. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis because of the changes in composition of the respective portfolios from period to period (e.g. the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date). As a result, only line items labeled “same store portfolio” are comparable period over period.

(2)

We exclude non-industrial real estate properties and properties held for sale, along with development properties that were not stabilized at the beginning of the reporting period and properties acquired or disposed of to third parties during the period. We also exclude net termination and renegotiation fees to allow us to evaluate the growth or decline in each property’s rental revenues without regard to one-time items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $125 million and $117 million for the six months ended June 30, 2018, and 2017, respectively. The earnings we recognize can be impacted by: (i) variances in NOI and other revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 3 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2018	2017
Gross interest expense	$120	$181
Amortization of discounts (premiums), net of debt issuance costs	6	(5)
Capitalized amounts	(23)	(28)
Net interest expense	$103	$148
Weighted average effective interest rate during the period	2.9%	3.2%

Our overall debt decreased by $1.7 billion from June 30, 2017 to June 30, 2018, primarily from USLF assuming secured debt in conjunction with our contribution of real estate properties in July 2017. Gross interest expense decreased for the six months ended 2018, from the same period in 2017, principally due to decreased secured debt as a result of the USLF contribution, lower interest rates due to the change in the composition of our senior notes and term loans and the settlement of the interest rate swaps on the 2015 Canadian Term Loan.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate, Net

During the six months ended June 30, 2018, and 2017, we recognized net gains on dispositions of investments in real estate of $289 million and $180 million, respectively. We contributed properties, generally that we developed, to our unconsolidated co-investment ventures in Europe in 2018 and 2017 and in Japan in 2018. We also sold properties to third parties, primarily from our operating portfolio in the U.S. During the six months ended June 30, 2017, we sold our investment in Europe Logistics Venture 1 (“ELV”) to our venture partner and contributed properties to our newly formed co-investment venture Prologis UK Logistics Venture. We utilized the proceeds from both contributions and dispositions to fund our capital investments in both periods.

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

See Notes 2 and 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses), Net

The following table details our foreign currency and derivative losses, net for the six months ended June 30 (in millions):

	2018	2017
Realized foreign currency and derivative gains (losses):
Gains (losses) on the settlement of unhedged derivative transactions	$(8)	$9
Losses on the settlement of transactions with third parties	(1)	(1)
Total realized foreign currency and derivative gains (losses)	(9)	8

Unrealized foreign currency and derivative gains (losses):
Gains (losses) on the change in fair value of unhedged derivative and nonderivative transactions	58	(44)
Gains (losses) on remeasurement of certain assets and liabilities (1)	(5)	9
Total unrealized foreign currency and derivative gains (losses)	53	(35)
Total foreign currency and derivative gains (losses), net	$44	$(27)

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

Gains (Losses) on Early Extinguishment of Debt, Net

During the second quarter of 2017, we redeemed $618 million of senior notes and repaid $302 million of secured mortgage debt prior to maturity, which resulted in a loss of $31 million.

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

The following table summarizes our income tax expense for the six months ended June 30 (in millions):

	2018	2017
Current income tax expense (benefit):
Income tax expense	$21	$22
Income tax expense on dispositions	10	1
Income tax expense (benefit) related to acquired tax assets	1	(1)
Total current income tax expense	32	22

Deferred income tax expense (benefit):
Income tax expense	-	1
Income tax expense (benefit) related to acquired tax assets	(1)	1
Total deferred income tax expense (benefit)	(1)	2
Total income tax expense	$31	$24

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the corporate federal tax rate in the U.S. to 21.0%, effective upon enactment. As such deferred tax assets and liabilities were remeasured using the lower corporate federal tax rate beginning December 31, 2017. While we do not expect other material impacts, the new rules are complex and lack developed administrative guidance; thus, the impact of certain aspects of these provisions on us is currently unclear.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $53 million and $35 million for the six months ended June 30, 2018 and 2017, respectively. Included in these amounts were $21 million and $13 million for the six months ended June 30, 2018 and 2017, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 9 to the Consolidated Financial Statements for more information about our derivative transactions and other comprehensive income (loss).

Other Matters

The U.S. government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we operate. The foreign trade policies, tariffs and other impositions on imported goods by the U.S. or other countries are beyond our control. We believe that our customers are moving forward with their growth plans and we do not expect these tariffs will materially change the consumption habits that drive our business globally. However, increased sanctions are generally negative for all businesses in the U.S. and abroad, including our business, and could adversely affect economic growth generally and our financial performance.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2018 AND 2017

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and its components for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, are similar to the changes for the six-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2018, 83 properties in our development portfolio were 51.8% leased with a current investment of $1.7 billion and a TEI of $2.9 billion when completed and leased, leaving $1.2 billion of estimated additional required investment);

•	development of new properties for long-term investment or contributions to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $109 million in 2018;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•

acquisition of operating properties or portfolios of operating properties (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures);

•

repurchase of our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise; and

•

as discussed earlier, we expect to close on the acquisition of DCT in August principally through the issuance of common stock and the assumption of debt. We expect to repay certain of this debt with available cash, borrowings under our credit facilities and proceeds from the issuance of debt.

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($528 million at June 30, 2018);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets;

•	borrowing capacity under our current credit facility arrangements, other facilities or borrowing arrangements ($3.4 billion available at June 30, 2018); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2018		December 31, 2017
	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding
British pound sterling	2.3%	$654	2.3%	$672
Canadian dollar	3.4%	274	3.3%	451
Euro	2.3%	4,185	2.6%	3,840
Japanese yen (1)	1.0%	1,276	0.9%	1,306
U.S. dollar	4.6%	3,038	4.1%	3,144
Total debt (2)	2.9%	$9,427	2.9%	$9,413

(1)	The majority of our Japanese yen denominated debt is variable rate debt.

(2)	The weighted average maturity for total debt outstanding at June 30, 2018 and December 31, 2017 was 73 months and 67 months, respectively.

During the six months ended June 30, 2018, we had the following significant consolidated debt activity, which resulted in extending our debt maturities (principal in millions):

		Principal
	Borrowing Currency	Borrowing Currency	USD	Stated Interest Rate	Fixed/ Variable	Maturity
Repurchase and payments of debt
2015 Canadian Term Loan (1)	CAD	$201	$159	CDOR + 1.50%	Variable	February 2023

Issuance of debt
Senior notes	EUR	€400	$494	Euribor + 0.25%	Variable	January 2020
Senior notes	USD	$400	$400	3.88%	Fixed	September 2028
Senior notes	USD	$300	$300	4.38%	Fixed	September 2048

(1)This activity included a partial pay down on the debt outstanding.

At June 30, 2018, we had credit facilities with an aggregate borrowing capacity of $3.5 billion, of which $3.4 billion was available for borrowing.

Our credit ratings at June 30, 2018, were A3 from Moody’s and A- from S&P, both with stable outlook. These ratings allow us to borrow at an advantageous rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At June 30, 2018, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

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

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2018	2017
Net cash provided by operating activities	$773	$745
Net cash used in investing activities	$(187)	$(171)
Net cash used in financing activities	$(500)	$(1,126)

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity during the six months ended June 30, 2018 and 2017:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $26 million and $49 million for 2018 and 2017, respectively.

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

•	G&A expenses. We incurred $120 million and $114 million of G&A costs in 2018 and 2017, respectively.

•

Equity-based compensation awards. We record equity-based compensation expenses in Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A expenses. The total amounts expensed were $39 million and $38 million in 2018 and 2017, respectively.

•

Operating distributions from unconsolidated entities. We received $176 million and $141 million of distributions from our unconsolidated entities in 2018 and 2017, respectively. Certain co-investment ventures distribute the total promote (third-party investors’ and our share) and our share is recorded to Investment In and Advances to Unconsolidated Entities, and is recognized in operating activities in the period it is received.

•

Cash paid for interest and income taxes. As disclosed in Note 11 to the Consolidated Financial Statements, we paid combined amounts for interest and income taxes of $187 million and $212 million in 2018 and 2017, respectively.

Investing Activities

Cash provided by investing activities is primarily driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is principally driven by our investments in real estate development, acquisitions and capital expenditures. See Note 2 to the Consolidated Financial Statements for further information on these real estate activities. The following significant transactions impacted our cash used in investing activities during the six months ended June 30, 2018 and 2017:

•

Real estate development. We invested $789 million and $715 million in 2018 and 2017, respectively, in real estate development and leasing costs for first generation space. We had 63 properties under development and 20 properties that were completed but not stabilized at June 30, 2018.

•

Real estate acquisitions. We acquired total real estate of $289 million, which included 808 acres of land and 3 operating properties in 2018. We acquired total real estate of $202 million, which included 524 acres of land and 2 operating properties in 2017.

•

Investments in and advances to. We invested cash in our unconsolidated co-investment ventures and other ventures, which represents our proportionate share of $83 million and $145 million in 2018 and 2017, respectively. The ventures use the funds for the acquisition of operating properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $135 million and $134 million in 2018 and 2017, respectively. Included in these amounts for 2018 and 2017 was $115 million and $49 million from property dispositions within our unconsolidated co-investment ventures. In 2017, we also included $84 million from the disposition of our investment in ELV.

•

Proceeds from repayment of notes receivable backed by real estate. We received $34 million and $32 million in 2018 and 2017, respectively, for the payment of notes receivable received in connection with dispositions of real estate to third parties.

Financing Activities

Cash provided by financing activities is primarily driven by proceeds from the issuance of debt. Cash used in financing activities is principally driven by dividends paid on common and preferred units, noncontrolling interest distributions and payments of debt and credit facilities. The following significant transactions impacted our cash used in financing activities during the six months ended June 30, 2018 and 2017:

•

Settlement of noncontrolling interests. We paid net cash of $710 million to acquire our partner’s interest in NAIF and $80 million to acquire our partner’s interest in the Prologis Brazil Logistics Partners Fund I, L.P. in 2017.

•	Other debt activity. Our repurchase of and payments on debt and proceeds from issuance of debt consisted of the following activity for the six months ended June 30 (in millions):
	2018	2017
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$4	$9
Senior notes	-	652
Term loans	1,159	1,040
Secured mortgages	89	302
Total	$1,252	$2,003

Proceeds from issuance of debt
Senior notes	$1,190	$645
Term loans	500	1,449
Secured mortgages	32	40
Total	$1,722	$2,134

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures, at June 30, 2018, of $5.2 billion. These ventures had total third-party debt of $8.1 billion at June 30, 2018. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.8% at June 30, 2018. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2018, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid a cash dividend of $0.48 per common share in the first two quarters of 2018. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in the first two quarters of 2018.

At June 30, 2018, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for six months ended June 30 as follows (in millions):

	2018	2017
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$701	$470

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	390	439
Gains on dispositions of investments in real estate properties, net	(68)	(113)
Reconciling items related to noncontrolling interests	(23)	(42)
Our share of reconciling items included in earnings from unconsolidated entities	104	60
NAREIT defined FFO	1,104	814

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative (gains) losses, net	(53)	36
Deferred income tax expense (benefit)	(1)	2
Current income tax expense (benefit) on dispositions related to acquired tax assets	1	(1)
Our share of reconciling items included in earnings from unconsolidated entities	2	(1)
FFO, as modified by Prologis	1,053	850

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(221)	(68)
Current income tax expense on dispositions	10	1
Losses on early extinguishment of debt, net	1	31
Reconciling items related to noncontrolling interests	5	(1)
Our share of reconciling items included in earnings from unconsolidated entities	(14)	(5)
Core FFO	$834	$808

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2018. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest. Generally, we borrow in the functional currency of the consolidated subsidiaries but we also borrow in currencies other than the U.S. dollar in the OP and may designate this borrowing as a nonderivative financial instrument. We may also hedge our foreign currency risk by designating derivative financial instruments as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. Other foreign currency contracts, such as forwards, not designated as hedges reduce fluctuations in foreign currency associated with the translation of our projected net operating income of our international subsidiaries.

At June 30, 2018, after consideration of our nonderivative and derivative financial instruments, we had net equity of approximately $694 million denominated in a currency other than the U.S. dollar representing 3.7% of total net equity. Based on our sensitivity analysis, a 10% strengthening of the U.S. dollar against other currencies would cause a reduction of $69 million to our net equity.

At June 30, 2018, we had foreign currency forward contracts, which were designated and qualify as net investment hedges, with an aggregate notional amount of $135 million to hedge a portion of our investments in Canada and Europe. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the Canadian dollar or Euro by 10% would result in a $13 million negative change in our cash flows on settlement. In addition, we also have British pound sterling, Canadian dollar, euro and Japanese yen forward contracts, which were not designated as hedges, and have an aggregate notional amount of $528 million to mitigate risk associated with the translation of the projected earnings of our subsidiaries in Canada, Europe and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $53 million negative change in our net income and cash flows on settlement of these contracts.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At June 30, 2018, we had $1.7 billion of variable rate debt outstanding, of which $1.2 billion was term loans, $466 million was senior notes, $12 million was credit facilities and $50 million was secured mortgages. At June 30, 2018, we had interest rate swap agreements to fix our floating rate euro senior notes. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional annual interest expense of $2 million, which equates to a change in interest rates of 12 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2018. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (The OP)

The OP carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2018. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In connection with the Mergers, on July 2, 2018, DCT, DCT OP, DCT’s board of directors (the “DCT Board”), Prologis, and the OP were sued in a putative class action lawsuit, the Rosenblatt Action, filed in the United States District Court for the District of Colorado, in connection with DCT's proposed merger with Prologis and the related Form S-4. The complaint in the Rosenblatt Action alleges that DCT, DCT OP, the DCT Board, Prologis, and Prologis OP violated federal securities laws by omitting material information from the Form S-4, rendering the Form S-4 materially deficient. On July 10, 2018, DCT and the DCT Board were sued in another putative class action lawsuit, the Bushansky Action, also filed in the United States District Court for the District of Colorado, and also in connection with DCT's proposed merger with Prologis and the related Form S-4. On July 13, 2018, DCT, DCT OP and the DCT Board were sued in a third putative class action lawsuit, the Aiken Action, filed in the United States District Court for the District of Maryland, also in connection with DCT’s proposed merger with Prologis and the related Form S-4. The complaints in the Bushansky Action and the Aiken Action allege that DCT and the DCT Board violated federal securities laws by omitting from the Form S-4, and/or misrepresenting in the Form S-4, material information, rendering the Form S-4 materially deficient. In all three actions, the plaintiffs seek, among other things, (i) to enjoin the transaction (or rescind it to the extent it is completed), and (ii) attorneys' fees and costs in connection with these lawsuits.

Although the ultimate outcome of litigation cannot be predicted with certainty, we believe that these lawsuits are without merit and intend to defend against these actions vigorously.

In addition, Prologis and our unconsolidated investees are party to a variety of other legal proceedings arising in the ordinary course of business. With respect to any such matters to which we are currently a party, the ultimate disposition of any such matters will not result in a material adverse effect on our business, financial position or results of operations.

ITEM 1A. Risk Factors

At June 30, 2018, the risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and “Risk Factors” in Amendment No. 1 to the Registration Statement on Form S-4 for Prologis, Inc., filed with the SEC on July 6, 2018, and any amendments thereto, continue to apply to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, we did not issue shares of common stock of the Parent in connection with the redemption of common units of the OP. If issued, the shares of common stock would be issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

2.1

Agreement and Plan of Merger, dated as of April 29, 2018, by and among Prologis, Inc., Prologis, L.P., DCT Industrial Trust Inc., and DCT Industrial Operating Partnership LP (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report on Form 8-K filed April 29, 2018).

4.1	Form of 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.2	Form of 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 20, 2018).

4.3	Form of Officer’s Certificate related to 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 20, 2018).

4.4	Form of Officer’s Certificate related to 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on June 20, 2018).

10.1	Amended and Restated Director Deferred Stock Unit Award Terms (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 7, 2018).

12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith

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

Date: July 23, 2018