Form 10-Q
period 2018-09-30
Prologis, Inc.; Prologis, L.P.
filed 2018-10-22
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit such files).

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 18, 2018, was approximately 629,530,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2018, the Parent owned 97.07% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.93% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Investments in real estate properties	$34,285,783	$25,838,644
Less accumulated depreciation	4,451,434	4,059,348
Net investments in real estate properties	29,834,349	21,779,296
Investments in and advances to unconsolidated entities	5,618,178	5,496,450
Assets held for sale or contribution	761,575	342,060
Notes receivable backed by real estate	-	34,260
Net investments in real estate	36,214,102	27,652,066

Cash and cash equivalents	275,562	447,046
Other assets	1,778,498	1,381,963
Total assets	$38,268,162	$29,481,075

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,232,129	$9,412,631
Accounts payable and accrued expenses	873,412	702,804
Other liabilities	724,966	659,899
Total liabilities	12,830,507	10,775,334

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2018 and December 31, 2017, respectively	68,948	68,948
Common stock; $0.01 par value; 629,522 shares and 532,186 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6,295	5,322
Additional paid-in capital	25,674,657	19,363,007
Accumulated other comprehensive loss	(1,046,565)	(901,658)
Distributions in excess of net earnings	(2,672,736)	(2,904,461)
Total Prologis, Inc. stockholders’ equity	22,030,599	15,631,158
Noncontrolling interests	3,407,056	3,074,583
Total equity	25,437,655	18,705,741
Total liabilities and equity	$38,268,162	$29,481,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental	$476,865	$416,427	$1,331,315	$1,304,271
Rental recoveries	132,109	114,755	378,281	370,221
Strategic capital	71,142	68,042	279,800	305,741
Development management and other	2,316	3,650	7,968	17,979
Total revenues	682,432	602,874	1,997,364	1,998,212
Expenses:
Rental	147,184	128,735	423,454	429,185
Strategic capital	35,390	35,996	114,100	119,781
General and administrative	62,244	57,656	182,287	171,350
Depreciation and amortization	252,702	201,903	660,456	656,639
Other	3,391	3,093	11,145	8,608
Total expenses	500,911	427,383	1,391,442	1,385,563

Operating income	181,521	175,491	605,922	612,649

Other income (expense):
Earnings from unconsolidated entities, net	56,634	55,066	181,839	172,267
Interest expense	(64,186)	(64,190)	(166,761)	(212,456)
Interest and other income, net	1,891	4,816	9,508	9,493
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	194,058	779,053	483,430	959,384
Foreign currency and derivative gains (losses), net	21,513	(18,872)	65,801	(46,327)
Losses on early extinguishment of debt, net	(1,955)	-	(2,657)	(30,596)
Total other income	207,955	755,873	571,160	851,765
Earnings before income taxes	389,476	931,364	1,177,082	1,464,414
Total income tax expense	13,956	17,947	44,612	42,328
Consolidated net earnings	375,520	913,417	1,132,470	1,422,086
Less net earnings attributable to noncontrolling interests	27,684	35,524	81,169	70,647
Net earnings attributable to controlling interests	347,836	877,893	1,051,301	1,351,439
Less preferred stock dividends	1,491	1,675	4,443	5,023
Net earnings attributable to common stockholders	$346,345	$876,218	$1,046,858	$1,346,416

Weighted average common shares outstanding – Basic	574,520	531,288	546,612	530,036
Weighted average common shares outstanding – Diluted	597,647	554,163	568,599	551,618

Net earnings per share attributable to common stockholders – Basic	$0.60	$1.65	$1.92	$2.54

Net earnings per share attributable to common stockholders – Diluted	$0.60	$1.63	$1.90	$2.51

Dividends per common share	$0.48	$0.44	$1.44	$1.32

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated net earnings	$375,520	$913,417	$1,132,470	$1,422,086
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(10,316)	4,061	(153,359)	46,890
Unrealized gains on derivative contracts, net	4,454	6,091	298	15,457
Comprehensive income	369,658	923,569	979,409	1,484,433
Net earnings attributable to noncontrolling interests	(27,684)	(35,524)	(81,169)	(70,647)
Other comprehensive loss (income) attributable to noncontrolling interests	783	(576)	8,154	(49,494)
Comprehensive income attributable to common stockholders	$342,757	$887,469	$906,394	$1,364,292

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2018

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2018	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741
Consolidated net earnings	-	-	-	-	-	1,051,301	81,169	1,132,470
Effect of equity compensation plans	-	1,157	11	21,625	-	-	38,149	59,785
DCT Transaction, net of issuance costs	-	96,179	962	6,321,667	-	-	293,286	6,615,915
Capital contributions	-	-	-	-	-	-	117,095	117,095
Redemption of noncontrolling interests	-	-	-	(4,530)	-	-	(47,884)	(52,414)
Foreign currency translation losses, net	-	-	-	-	(145,196)	-	(8,163)	(153,359)
Unrealized gains on derivative contracts, net	-	-	-	-	289	-	9	298
Reallocation of equity	-	-	-	(27,004)	-	-	27,004	-
Distributions and other	-	-	-	(108)	-	(819,576)	(168,192)	(987,876)
Balance at September 30, 2018	$68,948	629,522	$6,295	$25,674,657	$(1,046,565)	$(2,672,736)	$3,407,056	$25,437,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Consolidated net earnings	$1,132,470	$1,422,086
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(45,372)	(66,234)
Equity-based compensation awards	58,029	58,091
Depreciation and amortization	660,456	656,639
Earnings from unconsolidated entities, net	(181,839)	(172,267)
Operating distributions from unconsolidated entities	250,763	231,441
Decrease (increase) in operating receivables from unconsolidated entities	5,933	(19,530)
Amortization of debt discounts (premiums), net and debt issuance costs	8,533	(1,585)
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(483,430)	(959,384)
Unrealized foreign currency and derivative losses (gains), net	(73,120)	55,646
Losses on early extinguishment of debt, net	2,657	30,596
Deferred income tax benefit	(1,079)	(197)
Decrease (increase) in accounts receivable and other assets	(77,275)	76,170
Increase in accounts payable and accrued expenses and other liabilities	17,192	48,841
Net cash provided by operating activities	1,273,918	1,360,313
Investing activities:
Real estate development	(1,332,923)	(1,095,623)
DCT Transaction, net of cash acquired	(46,268)	-
Real estate acquisitions	(508,655)	(295,178)
Tenant improvements and lease commissions on previously leased space	(91,194)	(112,442)
Property improvements	(62,473)	(68,698)
Proceeds from dispositions and contributions of real estate properties	1,307,534	2,354,547
Investments in and advances to unconsolidated entities	(117,005)	(244,301)
Acquisition of a controlling interest in an unconsolidated venture, net of cash received	-	(374,605)
Return of investment from unconsolidated entities	175,600	143,604
Proceeds from repayment of notes receivable backed by real estate	34,260	32,100
Proceeds from the settlement of net investment hedges	3,370	7,541
Payments on the settlement of net investment hedges	(6,351)	(5,058)
Net cash provided by (used in) investing activities	(644,105)	341,887
Financing activities:
Proceeds from issuance of common stock	5,153	30,684
Dividends paid on common and preferred stock	(819,576)	(707,260)
Noncontrolling interests contributions	105,295	135,857
Noncontrolling interests distributions	(168,192)	(132,004)
Settlement of noncontrolling interests	(52,414)	(790,016)
Tax paid for shares withheld	(26,694)	(19,626)
Debt and equity issuance costs paid	(16,367)	(7,020)
Net payments on credit facilities	(490,307)	(33,745)
Repurchase of and payments on debt	(3,288,016)	(2,728,198)
Proceeds from issuance of debt	3,962,027	2,294,041
Net cash used in financing activities	(789,091)	(1,957,287)

Effect of foreign currency exchange rate changes on cash	(12,206)	16,497
Net decrease in cash and cash equivalents	(171,484)	(238,590)
Cash and cash equivalents, beginning of period	447,046	807,316
Cash and cash equivalents, end of period	$275,562	$568,726

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Investments in real estate properties	$34,285,783	$25,838,644
Less accumulated depreciation	4,451,434	4,059,348
Net investments in real estate properties	29,834,349	21,779,296
Investments in and advances to unconsolidated entities	5,618,178	5,496,450
Assets held for sale or contribution	761,575	342,060
Notes receivable backed by real estate	-	34,260
Net investments in real estate	36,214,102	27,652,066

Cash and cash equivalents	275,562	447,046
Other assets	1,778,498	1,381,963
Total assets	$38,268,162	$29,481,075

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,232,129	$9,412,631
Accounts payable and accrued expenses	873,412	702,804
Other liabilities	724,966	659,899
Total liabilities	12,830,507	10,775,334

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	21,961,651	15,562,210
Limited partners – common	371,151	165,401
Limited partners – Class A common	292,497	248,940
Total partners’ capital	22,694,247	16,045,499
Noncontrolling interests	2,743,408	2,660,242
Total capital	25,437,655	18,705,741
Total liabilities and capital	$38,268,162	$29,481,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental	$476,865	$416,427	$1,331,315	$1,304,271
Rental recoveries	132,109	114,755	378,281	370,221
Strategic capital	71,142	68,042	279,800	305,741
Development management and other	2,316	3,650	7,968	17,979
Total revenues	682,432	602,874	1,997,364	1,998,212
Expenses:
Rental	147,184	128,735	423,454	429,185
Strategic capital	35,390	35,996	114,100	119,781
General and administrative	62,244	57,656	182,287	171,350
Depreciation and amortization	252,702	201,903	660,456	656,639
Other	3,391	3,093	11,145	8,608
Total expenses	500,911	427,383	1,391,442	1,385,563

Operating income	181,521	175,491	605,922	612,649

Other income (expense):
Earnings from unconsolidated entities, net	56,634	55,066	181,839	172,267
Interest expense	(64,186)	(64,190)	(166,761)	(212,456)
Interest and other income, net	1,891	4,816	9,508	9,493
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	194,058	779,053	483,430	959,384
Foreign currency and derivative gains (losses), net	21,513	(18,872)	65,801	(46,327)
Losses on early extinguishment of debt, net	(1,955)	-	(2,657)	(30,596)
Total other income	207,955	755,873	571,160	851,765
Earnings before income taxes	389,476	931,364	1,177,082	1,464,414
Total income tax expense	13,956	17,947	44,612	42,328
Consolidated net earnings	375,520	913,417	1,132,470	1,422,086
Less net earnings attributable to noncontrolling interests	17,264	11,411	50,204	33,534
Net earnings attributable to controlling interests	358,256	902,006	1,082,266	1,388,552
Less preferred unit distributions	1,491	1,675	4,443	5,023
Net earnings attributable to common unitholders	$356,765	$900,331	$1,077,823	$1,383,529

Weighted average common units outstanding – Basic	583,363	537,257	554,313	536,021
Weighted average common units outstanding – Diluted	597,647	554,163	568,599	551,618

Net earnings per unit attributable to common unitholders – Basic	$0.60	$1.65	$1.92	$2.54

Net earnings per unit attributable to common unitholders – Diluted	$0.60	$1.63	$1.90	$2.51

Distributions per common unit	$0.48	$0.44	$1.44	$1.32

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated net earnings	$375,520	$913,417	$1,132,470	$1,422,086
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(10,316)	4,061	(153,359)	46,890
Unrealized gains on derivative contracts, net	4,454	6,091	298	15,457
Comprehensive income	369,658	923,569	979,409	1,484,433
Net earnings attributable to noncontrolling interests	(17,264)	(11,411)	(50,204)	(33,534)
Other comprehensive loss (income) attributable to noncontrolling interests	570	(313)	3,775	(49,141)
Comprehensive income attributable to common unitholders	$352,964	$911,845	$932,980	$1,401,758

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Nine Months Ended September 30, 2018

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2018	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741
Consolidated net earnings	-	-	-	1,051,301	-	14,749	-	16,216	50,204	1,132,470
Effect of equity compensation plans	-	-	1,157	21,636	2,057	38,149	-	-	-	59,785
DCT Transaction, net of issuance costs	-	-	96,179	6,322,629	3,551	233,472	-	-	59,814	6,615,915
Capital contributions	-	-	-	-	-	-	-	-	117,095	117,095
Redemption of noncontrolling interests	-	-	-	(4,530)	-	-	-	-	(4,761)	(9,291)
Redemption of limited partners units	-	-	-	-	(626)	(40,321)	(45)	(2,802)	-	(43,123)
Foreign currency translation losses, net	-	-	-	(145,196)	-	(2,454)	-	(1,934)	(3,775)	(153,359)
Unrealized gains on derivative contracts, net	-	-	-	289	-	5	-	4	-	298
Reallocation of capital	-	-	-	(27,004)	-	(22,295)	-	49,299	-	-
Distributions and other	-	-	-	(819,684)	-	(15,555)	-	(17,226)	(135,411)	(987,876)
Balance at September 30, 2018	1,379	$68,948	629,522	$21,961,651	10,638	$371,151	8,849	$292,497	$2,743,408	$25,437,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Consolidated net earnings	$1,132,470	$1,422,086
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(45,372)	(66,234)
Equity-based compensation awards	58,029	58,091
Depreciation and amortization	660,456	656,639
Earnings from unconsolidated entities, net	(181,839)	(172,267)
Operating distributions from unconsolidated entities	250,763	231,441
Decrease (increase) in operating receivables from unconsolidated entities	5,933	(19,530)
Amortization of debt discounts (premiums), net and debt issuance costs	8,533	(1,585)
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	(483,430)	(959,384)
Unrealized foreign currency and derivative losses (gains), net	(73,120)	55,646
Losses on early extinguishment of debt, net	2,657	30,596
Deferred income tax benefit	(1,079)	(197)
Decrease (increase) in accounts receivable and other assets	(77,275)	76,170
Increase in accounts payable and accrued expenses and other liabilities	17,192	48,841
Net cash provided by operating activities	1,273,918	1,360,313
Investing activities:
Real estate development	(1,332,923)	(1,095,623)
DCT Transaction, net of cash acquired	(46,268)	-
Real estate acquisitions	(508,655)	(295,178)
Tenant improvements and lease commissions on previously leased space	(91,194)	(112,442)
Property improvements	(62,473)	(68,698)
Proceeds from dispositions and contributions of real estate properties	1,307,534	2,354,547
Investments in and advances to unconsolidated entities	(117,005)	(244,301)
Acquisition of a controlling interest in an unconsolidated venture, net of cash received	-	(374,605)
Return of investment from unconsolidated entities	175,600	143,604
Proceeds from repayment of notes receivable backed by real estate	34,260	32,100
Proceeds from the settlement of net investment hedges	3,370	7,541
Payments on the settlement of net investment hedges	(6,351)	(5,058)
Net cash provided by (used in) investing activities	(644,105)	341,887
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	5,153	30,684
Distributions paid on common and preferred units	(852,357)	(735,294)
Noncontrolling interests contributions	105,295	135,857
Noncontrolling interests distributions	(135,411)	(103,970)
Settlement of noncontrolling interests	(9,291)	(790,016)
Redemption of common limited partnership units	(43,123)	-
Tax paid for shares withheld	(26,694)	(19,626)
Debt and equity issuance costs paid	(16,367)	(7,020)
Net payments on credit facilities	(490,307)	(33,745)
Repurchase of and payments on debt	(3,288,016)	(2,728,198)
Proceeds from issuance of debt	3,962,027	2,294,041
Net cash used in financing activities	(789,091)	(1,957,287)

Effect of foreign currency exchange rate changes on cash	(12,206)	16,497
Net decrease in cash and cash equivalents	(171,484)	(238,590)
Cash and cash equivalents, beginning of period	447,046	807,316
Cash and cash equivalents, end of period	$275,562	$568,726

See Note 12 for information on noncash investing and financing activities and other information.

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2018, the Parent owned 97.07% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.93% common limited partnership interests, which include 8.8 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statement of Equity of the Parent and Reallocation of Capital in the Consolidated Statement of Capital of the OP.

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

Rental revenues and recoveries earned from leasing our operating properties are excluded from this ASU and will be assessed with the adoption of the lease ASU discussed below. Our evaluation under the new revenue recognition standard included recurring and transactional fees and incentive fees (“promotes” or “promote revenues”) earned from our co-investment ventures as well as dispositions and contributions of real estate properties. There is no change in our recognition of recurring and transactional fees as we will continue to recognize these fees as we provide the services. Promote revenues are earned based on a venture’s cumulative returns over a certain time-period and the returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents, interest rates and foreign currency exchange rates. As these key inputs are highly volatile and out of our control, and such volatility can materially impact our promotes period over period, we expect promote revenues will continue to be recognized at or near the end of the performance period. Accordingly, we do not expect significant changes in promote revenue recognition as a result of this ASU.

For dispositions of real estate properties to third parties, the ASU will not impact the recognition of the sale. Beginning January 1, 2018, we recognized the entire gain attributed to contributions of real estate properties to unconsolidated co-investment ventures. We previously recognized a gain on contribution only to the extent of the third-party ownership in the unconsolidated co-investment venture acquiring the property and deferred the portion of the gain related to our ownership. For discussion of net gains on contributions to unconsolidated co-investment ventures recognized during the three and nine months ended September 30, 2018 and 2017, see Note 3. For deferred gains from partial sales recorded prior to the adoption, we will continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party, as discussed in Note 4.

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

New Accounting Standards Issued but not yet Adopted

Leases. In February 2016, the FASB issued an ASU that provides the principles for the recognition, measurement, presentation and disclosure of leases. In July 2018, the FASB issued an additional ASU that provided for targeted improvements to the February 2016 ASU. We refer to both ASUs collectively as the new lease standard.

•

As a lessor. The accounting for lessors will remain largely unchanged from current GAAP; however, the new lease standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore the new lease standard will result in certain of these costs being expensed as incurred after adoption. During the nine months ended September 30, 2018 and 2017, we capitalized $15.7 million and $17.9 million, respectively, of internal costs related to our leasing activities.

The new lease standard provides lessors a practical expedient to not separate rental recovery revenue from the associated rental revenue if certain criteria are met. We assessed these criteria and concluded that the timing and pattern of transfer for rental recoveries and the associated rental revenue are the same and our leases will continue to qualify as operating leases under which we will recognize rental revenue, and therefore we will account for and present rental revenue and rental recovery revenue as a single component.

•

As a lessee. Under the new lease standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. We are a lessee of ground leases and office space leases. At September 30, 2018 we had approximately 100 ground and office space leases that will require us to measure and record a ROU asset and a lease liability upon adoption. Details of our future minimum rental payments under ground and office space leases at December 31, 2017 are disclosed in Note 4 to the Annual Report on Form 10-K for the year ended December 31, 2017.

The new lease standard is effective for us on January 1, 2019 and we will apply it prospectively. We expect to adopt the practical expedients available for implementation. By adopting these practical expedients, we will not be required to reassess the following and therefore we do not expect an adjustment to the opening balance of retained earnings: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. This allows us to continue to account for our ground and office space leases as operating leases, however, any new or renewed ground leases may be classified as financing leases unless they meet certain conditions to be considered a lease involving land owned by a government unit or authority. The new lease standard will also require new disclosures within the accompanying notes to the Consolidated Financial Statements. We are completing our evaluation of the key drivers, such as the discount rate, in the measurement of the ROU asset and lease liability and the quantitative impact that adoption will have on the Consolidated Financial Statements in the future.

Derivatives and Hedging. In August 2017, the FASB issued an ASU that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its consolidated financial statements. Among the simplification updates, the ASU eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The ASU requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The ASU is effective for us on January 1, 2019. We do not expect the adoption of this ASU to have a material impact on the Consolidated Financial Statements.

NOTE 2. DCT TRANSACTION

On August 22, 2018, DCT Industrial Trust Inc. (“DCT Inc.”) merged with and into Prologis, Inc., with Prologis, Inc. surviving the merger (the “Company Merger”) and immediately prior to the effective time of the Company Merger, DCT Industrial Operating Partnership LP (“DCT OP”) merged with and into Prologis, L.P., with Prologis, L.P. surviving the merger (the “Partnership Merger” and, together with the Company Merger, the “DCT Transaction”). The term “DCT” means DCT Inc. and DCT OP collectively.

The DCT Transaction was completed for $8.5 billion through the issuance of equity based on the closing price of Prologis’ common stock on August 21, 2018 and the assumption of debt. In connection with the transaction, each issued and outstanding share or unit held by a DCT stockholder or unitholder was converted automatically into 1.02 shares of Prologis common stock or common units of Prologis, L.P., respectively, including shares and units under DCT’s equity incentive plan that became fully vested at closing.

Through the DCT Transaction, we acquired a portfolio of logistics real estate assets that consisted of 408 operating properties, aggregating 68.0 million square feet, 10 properties under development, aggregating 2.8 million square feet and 305 acres of land parcels with build-out potential of 4.5 million square feet.

The aggregate equity consideration of approximately $6.6 billion is calculated below (in millions, except price per share):

Number of Prologis shares and units issued upon conversion of DCT shares and units at August 21, 2018	99.73
Multiplied by price of Prologis' common stock on August 21, 2018	$65.75
Fair value of Prologis shares and units issued	$6,557

We accounted for the DCT Transaction as an asset acquisition and as a result the transaction costs of $50.0 million were capitalized to the basis of the acquired properties. Transaction costs include investment banker advisory fees, legal fees and other costs. Under acquisition accounting, the total purchase price was allocated to the DCT net tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The purchase price allocation of DCT resulted primarily in investments in real estate properties and related net intangible assets of $8.5 billion that was financed by the issuance of Prologis shares and units of $6.6 billion and the assumption of debt of $1.9 billion.

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2018 (1)	2017	2018 (1)	2017	2018 (1)	2017
Operating properties:
Buildings and improvements	354,717	294,811	1,890	1,525	$22,414,423	$16,849,349
Improved land					8,058,613	5,735,978
Development portfolio, including land costs:
Prestabilized	6,016	7,345	21	22	488,984	546,173
Properties under development	25,617	22,216	73	63	1,521,062	1,047,316
Land (2)					1,264,815	1,154,383
Other real estate investments (3)					537,886	505,445
Total investments in real estate properties					34,285,783	25,838,644
Less accumulated depreciation					4,451,434	4,059,348
Net investments in real estate properties					$29,834,349	$21,779,296

(1)	The portfolio acquired in the DCT Transaction was included in investments in real estate at September 30, 2018. See Note 2 for more information.

(2)	Included in our investments in real estate at September 30, 2018 and December 31, 2017, were 5,228 and 5,191 acres of land, respectively.

(3)

Included in other real estate investments were: (i) non-logistics real estate; (ii) land parcels that are ground leased to third parties; (iii) our corporate headquarters; (iv) costs related to future development projects, including purchase options on land; (v) earnest money deposits associated with potential acquisitions; and (vi) infrastructure costs related to projects we are developing on behalf of others.

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the DCT Transaction (as discussed in Note 2), for the three and nine months ended September 30 (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Number of operating properties	5	12	8	14
Square feet	523	6,328	1,406	6,478
Acquisition value of net investments in real estate properties (1) (2)	$183,484	$703,686	$497,783	$744,581

(1)

In August 2017, we acquired our partner’s interest in certain joint ventures in Brazil for an aggregate price of R1.2 billion ($381.7 million). As a result of this transaction, we began consolidating real estate that included twelve operating properties, two prestabilized properties and 531 acres of undeveloped land. We accounted for the transaction as a step-acquisition under the business combination rules and recognized a gain. The results of operations for these real estate properties were not significant in 2017.

(2)	Value includes the acquisition of 974 and 1,201 acres of land during the nine months ended September 30, 2018 and 2017.

Dispositions

The following table summarizes our real estate disposition activity (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contributions to unconsolidated co-investment ventures (1)
Number of properties	13	201	24	211
Square feet	4,192	41,776	8,434	45,420
Net proceeds (2)	$385,001	$2,356,322	$1,050,740	$2,869,428
Gains on contributions, net (2) (3)	$129,222	$647,647	$330,475	$773,715
Dispositions to third parties
Number of properties	6	7	24	45
Square feet	1,827	2,179	7,269	8,217
Net proceeds (2) (4)	$147,408	$155,227	$549,530	$614,906
Gains on dispositions, net (2) (4)	$64,836	$50,259	$152,955	$104,522

Total gains on contributions and dispositions, net	$194,058	$697,906	$483,430	$878,237
Gains on revaluation of equity investments upon acquisition of a controlling interest	-	81,147	-	81,147
Total gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	$194,058	$779,053	$483,430	$959,384

(1)

In July 2017, we contributed 190 operating properties totaling 37.1 million square feet owned by Prologis North American Industrial Fund (“NAIF”), to Prologis Targeted U.S. Logistics Fund (“USLF”), our unconsolidated co-investment venture. We received cash proceeds and additional units and USLF assumed $956.0 million of secured mortgage debt.

(2)	Includes the contribution and disposition of land parcels.

(3)

Amounts in 2018 reflect the adoption of the new revenue recognition standard under which we recognized the entire gain attributed to contributions of real estate properties to unconsolidated co-investment ventures. Amounts in 2017 reflect our prior recognition of the gain to the extent of the third-party ownership in the unconsolidated co-investment venture acquiring the property with the deferral of a portion of the gain related to our ownership.

(4)	Includes the sale of our investment in Europe Logistics Venture 1 during the nine months ended September 30, 2017.

NOTE 4. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are accounted for using the equity method of accounting. See Note 7 for more detail regarding our consolidated investments that are not wholly owned.

We also have other ventures, generally with one partner and that we do not manage, which we account for using the equity method. We refer to our investments in all entities accounted for using the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	September 30,	December 31,
	2018	2017
Unconsolidated co-investment ventures	$5,282,935	$5,274,702
Other ventures	335,243	221,748
Total	$5,618,178	$5,496,450

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Recurring fees	$58,946	$52,684	$171,508	$140,357
Transactional fees	11,798	14,967	39,250	36,186
Promote revenues	-	-	68,218	127,092
Total strategic capital revenues from unconsolidated co-investment ventures	$70,744	$67,651	$278,976	$303,635

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to our unconsolidated co-investment ventures (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Key property information
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	556	552	205	205	664	707	121	95	1,546	1,559
Square feet	88	88	37	37	158	166	50	41	333	332

Financial position
Unconsolidated co-investment ventures:
Total assets ($) (1)	7,180	7,062	2,071	2,118	13,401	13,586	6,709	6,133	29,361	28,899
Third-party debt ($)	2,093	2,313	752	756	2,656	2,682	2,629	2,328	8,130	8,079
Total liabilities ($)	2,318	2,520	797	782	3,727	3,655	2,920	2,685	9,762	9,642

Our investment balance ($) (2)	1,358	1,383	559	555	2,797	2,813	569	524	5,283	5,275
Our weighted average ownership (3)	26.7%	28.2%	43.9%	43.4%	33.1%	32.8%	15.1%	15.1%	28.3%	28.8%

	U.S.		Other Americas		Europe		Asia		Total
Operating information	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
For the three months ended:
Unconsolidated co-investment ventures:
Total revenues ($)	168	160	54	60	272	266	117	95	611	581
Net earnings ($)	28	64	18	19	97	63	21	30	164	176

Our earnings from unconsolidated co-investment ventures, net ($)	8	18	7	6	37	24	4	5	56	53

For the nine months ended:
Unconsolidated co-investment ventures:
Total revenues ($)	504	369	162	190	832	758	339	272	1,837	1,589
Net earnings ($)	65	115	51	58	300	229	69	147	485	549

Our earnings from unconsolidated co-investment ventures, net ($)	20	25	21	22	111	90	13	23	165	160

(1)

In October 2018, we and certain unconsolidated co-investment ventures sold a portfolio of operating buildings and land in Europe and the U.S in a single transaction. Included in the total assets of our unconsolidated co-investment ventures is $402.0 million of real estate assets that met the criteria to be classified as assets held for sale.

(2)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2018 and December 31, 2017, results principally from three types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($648.1 million and $667.3 million, respectively); (ii) recording additional costs associated with our investment in the venture ($91.4 million and $94.2 million, respectively); and (iii) advances to a venture ($217.6 million and $210.0 million, respectively). For deferred gains from partial sales recorded prior to the adoption of the new revenue recognition standard, we will continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party.

(3)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

The following table summarizes the remaining equity commitments at September 30, 2018 (in millions):

	Equity Commitments			Expiration Date
	Prologis	Venture Partners	Total
Prologis Targeted U.S. Logistics Fund	$-	$348	$348	2019 – 2020
Prologis European Logistics Fund (1)	-	1,010	1,010	2019
Prologis UK Logistics Venture (2)	18	101	119	2021
Prologis China Logistics Venture	246	1,395	1,641	2020 – 2024
Total	$264	$2,854	$3,118

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.16 U.S. dollars to the euro.

(2)	Equity commitments are denominated in British pounds sterling and reported in U.S. dollars based on an exchange rate of $1.30 U.S. dollars to the British pound sterling.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2018 and December 31, 2017. At the time of classification, these properties were expected to be sold to third parties or were recently developed and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale Or Contribution represented real estate investment balances and the related assets for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30,	December 31,
	2018 (1)	2017
Number of operating properties	69	22
Square feet	12,767	5,384
Total assets held for sale or contribution	$761,575	$342,060
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$23,028	$9,341

(1)

In October 2018, we and certain co-investment ventures sold a portfolio of operating buildings and land in Europe and the U.S. in a single transaction. Included in Assets Held for Sale Or Contribution is $412.2 million of properties owned by Prologis and our consolidated co-investment venture at September 30, 2018.

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The Parent does not have any indebtedness, but guarantees the unsecured debt issued by the OP.

The following table summarizes our debt (dollars in thousands):

	September 30, 2018		December 31, 2017
	Weighted Average Interest Rate (1)	Amount Outstanding (2) (3)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	0.8%	$235,822	1.8%	$317,392
Senior notes	2.7%	8,353,096	3.0%	6,067,277
Term loans	1.5%	1,765,300	1.7%	2,046,945
Unsecured other	6.1%	13,093	6.1%	13,546
Secured mortgages	5.3%	864,818	5.3%	967,471
Total	2.7%	$11,232,129	2.9%	$9,412,631

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of undesignated and designated interest rate swaps, which effectively fix the interest rate on our variable rate debt.

(2)	Included in the outstanding balances were borrowings denominated in non-U.S. dollars. The following table summarizes our debt by currency:
	September 30, 2018	December 31, 2017
British pound sterling	$648,184	$671,522
Canadian dollar	279,184	451,080
Euro	5,166,017	3,839,422
Japanese yen	1,791,824	1,306,380
U.S. dollar	3,346,920	3,144,227
Total	$11,232,129	$9,412,631

Generally, we borrow in the functional currency of the consolidated subsidiaries, but we also borrow in currencies other than the U.S. dollar in the OP and may designate this borrowing as a nonderivative financial instrument. We may also hedge our foreign currency risk by designating derivative financial instruments as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. See Note 10 for more information about our nonderivative and derivative financial instruments.

(3)

Through the DCT Transaction, we assumed $1.9 billion of debt with a weighted average interest rate of 3.4%, which includes the noncash premium. Prior to September 30, 2018, we paid down $1.8 billion of the assumed debt.

In order to pay down the debt, we utilized the proceeds principally from the issuance of the following senior notes: (i) in June 2018, $700.0 million senior notes due in September 2028 through 2048 with interest rates ranging from 3.9% to 4.4%; (ii) in July 2018, €700.0 million ($818.7 million) senior notes due in January 2029 with an interest rate of 1.9%; and (iii) in September 2018, ¥55.1 billion ($488.7 million) senior notes due in September 2025 through 2038 with interest rates ranging from 0.7% to 1.5%. The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

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

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($441.1 million at September 30, 2018). We have the ability to increase the Revolver to ¥65.0 billion ($573.4 million at September 30, 2018), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at September 30, 2018 (in millions):

Aggregate lender commitments	$3,453
Less:
Borrowings outstanding	236
Outstanding letters of credit	32
Current availability	$3,185

Senior Notes

In January 2018, we issued €400.0 million ($494.2 million) of senior notes bearing a floating rate of Euribor plus 0.3%, maturing in January 2020. The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date. In association with the issuance, we entered into cash flow hedges to effectively fix the interest rate, as discussed in Note 10. Following the issuance, we used the proceeds to pay down our multi-currency term loan (the “2017 Term Loan”) during the first quarter of 2018.

We also issued senior notes as described above to pay down debt assumed in the DCT Transaction of $1.8 billion, as well as for general corporate purposes.

Term Loans

During the nine months ended September 30, 2018, we borrowed on our Global Facility and paid down CAD 201.4 million ($158.9 million) on a Canadian term loan (“2015 Canadian Term Loan”), leaving CAD 170.5 million ($131.0 million at September 30, 2018) outstanding. In association with the pay down, we terminated our Canadian-denominated cash flow hedges in February 2018. See Note 10 for more information.

During the nine months ended September 30, 2018 and 2017, we paid down $1.5 billion and $1.1 billion, respectively, and reborrowed $1.4 billion and $1.0 billion, respectively, on our 2017 Term Loan.

Long-Term Debt Maturities

Principal payments due on our debt for the remainder of 2018 and for each year through the period ended December 31, 2022, and thereafter were as follows at September 30, 2018 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgages	Total
2018 (1)	$-	$-	$492	$2,427	2,919
2019 (1)	-	-	1,014	443,143	444,157
2020 (2)	219,944	1,157,600	391,077	23,493	1,792,114
2021 (2)	15,878	810,320	910	71,073	898,181
2022	-	810,320	441,792	12,236	1,264,348
Thereafter	-	5,637,801	951,438	314,545	6,903,784
Subtotal	235,822	8,416,041	1,786,723	866,917	11,305,503
Premiums (discounts), net	-	(27,318)	-	1,547	(25,771)
Debt issuance costs, net	-	(35,627)	(8,330)	(3,646)	(47,603)
Total	$235,822	$8,353,096	$1,778,393	$864,818	$11,232,129

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)

Included in the 2020 maturities was the Global Facility and 2017 Term Loan that can be extended until 2021 and 2022, respectively. Included in the 2021 maturities was the Revolver that can be extended until 2022.

Financial Debt Covenants

We have $8.4 billion of senior notes and $1.8 billion of term loans outstanding at September 30, 2018 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At September 30, 2018, we were in compliance with all of our financial debt covenants.

Guarantee of Finance Subsidiary Debt

In July 2018, we formed a finance subsidiary as part of our operations in Europe, Prologis Euro Finance LLC (“Euro Finance Subsidiary”).

In August 2018, we formed a finance subsidiary as part of our operations in Japan, Prologis Yen Finance LLC (“Yen Finance Subsidiary”).

In October 2018, we formed a finance subsidiary as part of our operations in the United Kingdom, Prologis Sterling Finance LLC (“Sterling Finance Subsidiary”).

The Euro Finance Subsidiary and Yen Finance Subsidiary are 100% indirectly owned by the OP and all unsecured debt issued by each entity is fully and unconditionally guaranteed by the OP. The Sterling Finance Subsidiary is 100% indirectly owned by the OP and all unsecured debt issued will be fully and unconditionally guaranteed by the OP. There are no restrictions or limits on the OP’s ability to obtain funds from its subsidiaries by dividend or loan. In reliance on Rule 3-10 of Regulation S-X, the separate financial statements of the Euro Finance Subsidiary, Yen Finance Subsidiary and Sterling Finance Subsidiary are not provided.

NOTE 7. NONCONTROLLING INTERESTS

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are redeemable for cash or, at our option, into shares of the Parent’s common stock, generally at a rate of one share of common stock to one unit. We also consolidate certain entities in which we do not own 100% of the equity but the equity of these entities is not exchangeable into our common stock.

Prologis, Inc.

The noncontrolling interests of the Parent include the noncontrolling interests for the OP, as well as the limited partnership units in the OP that are not owned by the Parent.

The following table summarizes our ownership percentages, noncontrolling interests and the consolidated entities’ total assets and liabilities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,601,916	$2,581,629	$5,990,186	$6,030,819	$230,923	$284,162
Other consolidated entities (1)	various	various	141,492	78,613	856,755	806,138	60,190	30,330
Prologis, L.P.			2,743,408	2,660,242	6,846,941	6,836,957	291,113	314,492
Limited partners in Prologis, L.P. (2) (3)			663,648	414,341	-	-	-	-
Prologis, Inc.			$3,407,056	$3,074,583	$6,846,941	$6,836,957	$291,113	$314,492

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at September 30, 2018 and December 31, 2017 were exchangeable into cash or, at our option, 0.9 million and 1.0 million shares of the Parent’s common stock.

(2)	We had 8.8 million and 8.9 million Class A Units that were convertible into 8.4 million and 8.5 million limited partnership units of the OP at September 30, 2018 and December 31, 2017, respectively.

(3)

At September 30, 2018 and December 31, 2017, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 7.3 million and 4.1 million shares of the Parent’s common stock, respectively. There were 3.6 million limited partnership units issued in connection with the DCT Transaction. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan. See further discussion of LTIP Units in Note 8.

NOTE 8. LONG-TERM COMPENSATION

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the nine months ended September 30, 2018 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2018	1,374	$45.57
Granted	754	61.14
Vested and distributed	(773)	45.33
Forfeited	(53)	54.77
Balance at September 30, 2018	1,302	$54.37

LTIP Units

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2018 (units in thousands):

	Vested	Unvested	Unvested Weighted Average
	LTIP Units (1)	LTIP Units (1)	Grant Date Fair Value
Balance at January 1, 2018	1,532	1,829	$46.48
Granted	-	1,337	61.31
Forfeited	-	(82)	48.23
Vested LTIP Units	887	(887)	45.25
Vested LTIP Units – POP (2)	1,170	-	N/A
Conversion to common limited partnership units	(204)	-	N/A
Balance at September 30, 2018	3,385	2,197	$55.92

(1)	The outstanding LTIP Units are exchangeable into limited partnership units of the OP and redeemable for the Parent’s common stock after they vest and other applicable conditions have been met.

(2)	Vested units were based on the POP performance criteria being met for the 2015 – 2017 performance period and represented the earned award amount, as discussed above.

NOTE 9. EARNINGS PER COMMON SHARE OR UNIT

We determine basic earnings per share or unit based on the weighted average number of shares of common stock or units outstanding during the period. We compute diluted earnings per share or unit based on the weighted average number of shares or units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2018	2017	2018	2017
Net earnings attributable to common stockholders – Basic	$346,345	$876,218	$1,046,858	$1,346,416
Net earnings attributable to exchangeable limited partnership units (1)	10,593	24,362	31,502	38,127
Adjusted net earnings attributable to common stockholders – Diluted	$356,938	$900,580	$1,078,360	$1,384,543

Weighted average common shares outstanding – Basic	574,520	531,288	546,612	530,036
Incremental weighted average effect on exchange of limited partnership units (1)	18,153	15,641	17,097	16,150
Incremental weighted average effect of equity awards	4,974	7,234	4,890	5,432
Weighted average common shares outstanding – Diluted (2)	597,647	554,163	568,599	551,618

Net earnings per share attributable to common stockholders:
Basic	$0.60	$1.65	$1.92	$2.54
Diluted	$0.60	$1.63	$1.90	$2.51

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2018	2017	2018	2017
Net earnings attributable to common unitholders	$356,765	$900,331	$1,077,823	$1,383,529
Net earnings attributable to Class A Units	(5,039)	(14,233)	(16,216)	(21,911)
Net earnings attributable to common unitholders – Basic	351,726	886,098	1,061,607	1,361,618
Net earnings attributable to Class A Units	5,039	14,233	16,216	21,911
Net earnings attributable to exchangeable other limited partnership units	173	249	537	1,014
Adjusted net earnings attributable to common unitholders – Diluted	$356,938	$900,580	$1,078,360	$1,384,543

Weighted average common partnership units outstanding – Basic	583,363	537,257	554,313	536,021
Incremental weighted average effect on exchange of Class A Units	8,412	8,588	8,467	8,625
Incremental weighted average effect on exchange of other limited partnership units	898	1,084	929	1,540
Incremental weighted average effect of equity awards of Prologis, Inc.	4,974	7,234	4,890	5,432
Weighted average common units outstanding – Diluted (2)	597,647	554,163	568,599	551,618

Net earnings per unit attributable to common unitholders:
Basic	$0.60	$1.65	$1.92	$2.54
Diluted	$0.60	$1.63	$1.90	$2.51

(1)

The exchangeable limited partnership units include the units as discussed in Note 7. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Class A Units	8,412	8,588	8,467	8,625
Other limited partnership units	898	1,084	929	1,540
Equity awards	7,722	9,934	8,166	9,038
Prologis, L.P.	17,032	19,606	17,562	19,203
Common limited partnership units	8,843	5,969	7,701	5,985
Prologis, Inc.	25,875	25,575	25,263	25,188

NOTE 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheet (in thousands):

	September 30, 2018		December 31, 2017
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
British pound sterling	$342	$2,128	$2,440	$8,103
Canadian dollar	695	379	-	1,698
Euro	4,969	4,531	2	14,234
Japanese yen	7,086	127	6,474	931

Interest rate swaps
U.S. dollar	147	-	-	-

Designated derivatives
Foreign currency contracts
Net investment hedges
Brazilian real	9,433	-	-	-
Canadian dollar	371	-	-	7,263

Interest rate swaps
Cash flow hedges
Canadian dollar	-	-	10,223	-
Euro	-	453	-	-
Total fair value of derivatives	$23,043	$7,618	$19,139	$32,229

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2018						2017
	CAD	CNY	EUR	GBP	JPY	MXN	CAD	EUR	GBP	JPY
Notional amounts at January 1	$56	$-	$233	$132	$153	$-	$38	$197	$78	$144
New contracts	28	80	95	17	54	15	19	63	137	38
Matured, expired or settled contracts	(21)	(80)	(87)	(50)	(56)	(15)	(17)	(81)	(75)	(49)
Notional amounts at September 30	$63	$-	$241	$99	$151	$-	$40	$179	$140	$133

Weighted average forward rate at September 30	1.28	-	1.20	1.31	105.65	-	1.30	1.13	1.31	106.11
Active contracts at September 30	28	-	34	18	35	-	18	23	19	29

The following table summarizes the undesignated derivative financial instruments exercised and associated realized gains (losses) and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Exercised contracts	17	11	48	33
Realized gains (losses) on the matured, expired or settled contracts	$1	$2	$(7)	$11
Unrealized gains (losses) on the change in fair value of outstanding contracts	$6	$(12)	$23	$(45)

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2018			2017
	BRL	CAD	EUR	CAD	GBP
Notional amounts at January 1	$-	$99	$-	$100	$46
New contracts	157	100	1,053	99	127
Matured, expired or settled contracts	-	(99)	(1,053)	(100)	(173)
Notional amounts at September 30	$157	$100	$-	$99	$-

Weighted average forward rate at September 30	2.60	1.28	-	1.34	-
Active contracts at September 30	3	2	-	2	-

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the nine months ended September 30 (in millions):

	2018			2017
	CAD	EUR	USD	CAD
Notional amounts at January 1	$271	$-	$-	$271
New contracts (1)	-	500	300	-
Matured, expired or settled contracts (2)	(271)	-	(300)	-
Notional amounts at September 30	$-	$500	$-	$271

(1)

During the nine months ended September 30, 2018, we entered into two interest rate swap contracts with an aggregated notional amount of €400.0 million ($499.7 million) to effectively fix the interest rate on our senior notes bearing a floating rate of Euribor plus 0.3% issued in January 2018.

(2)

During the nine months ended September 30, 2018, we repaid CAD 201.4 million ($158.9 million) on our 2015 Canadian Term Loan. At that time, we settled the interest rate swaps related to the 2015 Canadian Term Loan as we determined it was no longer probable that we would continue to have the future cash flows as originally hedged. As a result, the $12.5 million gain in Accumulated Other Comprehensive Income (Loss) “AOCI/L” at the time of settlement was reclassified to Interest Expense during the first quarter of 2018.

Ineffectiveness

During the nine months ended September 30, 2018 and 2017, we had no losses due to hedge ineffectiveness.

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a nonderivative financial instrument to hedge our net investment in international subsidiaries (in millions):

	September 30, 2018	December 31, 2017
British pound sterling	$330	$436
Euro	$2,699	$3,620

We recognized unrealized gains of $13.9 million and $54.2 million in Foreign Currency and Derivative Gains (Losses), Net on the unhedged portion of our debt and accrued interest, for the three and nine months ended September 30, 2018, respectively. We recognized unrealized losses of $8.0 million and $19.3 million for the three and nine months ended September 30, 2017, respectively.

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net investment hedges	$9,203	$(3,623)	$14,036	$(13,114)
Nonderivative financial instruments	21,370	(139,885)	135,232	(414,077)
Cumulative translation adjustment	(40,889)	147,569	(302,627)	474,081
Total foreign currency translation gains (losses), net	$(10,316)	$4,061	$(153,359)	$46,890

Cash flow hedges (1)	$1,143	$5,553	$(7,179)	$10,382
Our share of derivatives from unconsolidated co-investment ventures	3,311	538	7,477	5,075
Total unrealized gains on derivative contracts, net	$4,454	$6,091	$298	$15,457
Total change in other comprehensive income (loss)	$(5,862)	$10,152	$(153,061)	$62,347

(1)

We estimate an additional expense of $4.1 million will be reclassified to Interest Expense over the next 12 months from September 30, 2018, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Fair Value Measurements on a Recurring Basis

At September 30, 2018 and December 31, 2017, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2018 and December 31, 2017, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute met the criteria to be measured on a nonrecurring basis at fair value and the lower of their carrying amount or their estimated fair value less the costs to sell, respectively, at September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, we estimate the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties and assets held for sale or contribution in Notes 2, 3 and 5, respectively.

Fair Value of Financial Instruments

At September 30, 2018 and December 31, 2017, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2018 and December 31, 2017, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$235,822	$236,013	$317,392	$317,496
Senior notes	8,353,096	8,681,755	6,067,277	6,537,100
Term loans and unsecured other	1,778,393	1,792,786	2,060,491	2,075,002
Secured mortgages	864,818	850,037	967,471	1,026,197
Total	$11,232,129	$11,560,591	$9,412,631	$9,955,795

NOTE 11. BUSINESS SEGMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment revenues:
Real estate operations segment:
U.S.	$556,314	$478,718	$1,546,622	$1,532,706
Other Americas	29,091	23,157	89,470	54,690
Europe	13,806	16,369	43,916	56,676
Asia	12,079	16,588	37,556	48,399
Total real estate operations segment	611,290	534,832	1,717,564	1,692,471
Strategic capital segment:
U.S.	19,040	17,340	53,014	159,925
Other Americas	6,979	6,061	25,388	21,976
Europe	29,371	26,289	96,676	78,524
Asia	15,752	18,352	104,722	45,316
Total strategic capital segment	71,142	68,042	279,800	305,741

Total segment revenues	682,432	602,874	1,997,364	1,998,212

Segment net operating income:
Real estate operations segment:
U.S. (1)	422,682	363,802	1,159,981	1,144,176
Other Americas	20,362	16,037	65,773	36,403
Europe	8,683	11,454	29,835	40,713
Asia	8,988	11,711	27,376	33,386
Total real estate operations segment	460,715	403,004	1,282,965	1,254,678
Strategic capital segment:
U.S. (1)	4,071	1,645	5,728	103,252
Other Americas	3,988	3,934	15,927	14,666
Europe	20,162	16,497	67,207	49,229
Asia	7,531	9,970	76,838	18,813
Total strategic capital segment	35,752	32,046	165,700	185,960

Total segment net operating income	496,467	435,050	1,448,665	1,440,638

Reconciling items:
General and administrative expenses	62,244	57,656	182,287	171,350
Depreciation and amortization expenses	252,702	201,903	660,456	656,639
Operating income	181,521	175,491	605,922	612,649
Earnings from unconsolidated entities, net	56,634	55,066	181,839	172,267
Interest expense	(64,186)	(64,190)	(166,761)	(212,456)
Interest and other income, net	1,891	4,816	9,508	9,493
Gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest, net	194,058	779,053	483,430	959,384
Foreign currency and derivative gains (losses), net	21,513	(18,872)	65,801	(46,327)
Losses on early extinguishment of debt, net	(1,955)	-	(2,657)	(30,596)
Earnings before income taxes	$389,476	$931,364	$1,177,082	$1,464,414

	September 30, 2018	December 31, 2017
Segment assets:
Real estate operations segment:
U.S.	$27,633,382	$19,058,610
Other Americas	1,644,248	1,767,385
Europe	1,047,842	1,008,340
Asia	1,026,954	1,083,764
Total real estate operations segment	31,352,426	22,918,099
Strategic capital segment:
U.S.	16,120	16,818
Europe	25,280	25,280
Asia	373	544
Total strategic capital segment	41,773	42,642
Total segment assets	31,394,199	22,960,741

Reconciling items:
Investments in and advances to unconsolidated entities	5,618,178	5,496,450
Assets held for sale or contribution	761,575	342,060
Notes receivable backed by real estate	-	34,260
Cash and cash equivalents	275,562	447,046
Other assets	218,648	200,518
Total reconciling items	6,873,963	6,520,334
Total assets	$38,268,162	$29,481,075

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2018 and 2017 included the following:

•	We completed the DCT Transaction on August 22, 2018 for $8.5 billion through the issuance of equity and the assumption of debt. See Note 2 for more information on this transaction.

•	We capitalized $19.9 million and $20.8 million in 2018 and 2017, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•

We received $232.2 million and $83.6 million in 2018 and 2017, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 3.

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

We paid $188.0 million and $232.4 million for interest, net of amounts capitalized, for the nine months ended September 30, 2018 and 2017, respectively.

We paid $37.2 million and $29.7 million for income taxes, net of refunds, for the nine months ended September 30, 2018 and 2017, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2018, the related consolidated statements of income, and consolidated statements of  comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the related consolidated statement of equity for the nine-month period ended September 30, 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Prologis, L.P.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of September 30, 2018, the related consolidated statements of income, and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the related consolidated statement of capital for the nine-month period ended September 30, 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 22, 2018

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

On August 22, 2018, DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (“DCT,” collectively) merged into Prologis, Inc. and Prologis, L.P., respectively, which is herein referred to as the DCT Transaction. The DCT Transaction primarily added $8.5 billion of real estate investments through the issuance of $6.6 billion of equity and the assumption of $1.9 billion of debt. At September 30, 2018, we have refinanced $1.8 billion of the debt assumed, which is more fully discussed below. The DCT portfolio of logistics real estate assets is highly complementary to our portfolio in terms of product quality, location and growth potential and consisted of 408 operating properties, 10 properties under development and land. The acquisition expands our presence in the high growth U.S. markets of Southern California, San Francisco Bay area, Seattle and South Florida. As a result of the closely aligned portfolios and similar business strategies, we have integrated the properties while adding minimal property management and general and administrative (“G&A”) expenses. Our results for the three and nine months ended September 30, 2018 include the results of DCT for 40 days. See Note 2 to the Consolidated Financial Statements in Item 1 for more information.

At September 30, 2018, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects (based on gross book value and total expected investment (“TEI”)) totaling $67.3 billion across 771 million square feet (72 million square meters) across four continents. Our investment totaled $42.1 billion and consisted of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures. We leased modern logistics facilities to a diverse base of approximately 5,500 customers.

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

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 90% of our consolidated revenues, earnings and funds from operations (“FFO”) (see below for more information on FFO, a non-GAAP measure). We collect rent from our customers through long-term operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our rent growth will be rolling in-place leases to current market rents. We believe our active portfolio management, coupled with the skills of our property, leasing, maintenance, capital, energy and risk management teams, will allow us to maximize rental revenues across our portfolio. A significant amount of our rental revenues and net operating income (“NOI”) are generated in the U.S.

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

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages. Our plan to grow revenues, NOI, earnings, FFO, and cash flows is based on the following:

•

Rent Growth. We expect market rents to continue to grow over the next few years, driven by demand for the location and quality of our properties. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases on an aggregate basis are more than 15% below current market rent on the basis of our proportionate economic ownership of each entity included in our owned and managed portfolio at September 30, 2018. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. This is reflected in the positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) every quarter since 2013. During the first nine months of 2018, our net effective rents increased 21.7% on lease rollover for leases which represented our proportionate economic ownership of each entity’s total leases included in our owned and managed portfolio. We expect this trend to continue for several more years due to our current rents being below market, increasing market rents and the term of our leases.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-located and entitled land. Based on our current estimates, our consolidated land bank, excluding land we have under an option contract, has the potential to support the development of $7.8 billion of TEI of new logistics space. TEI is the total estimated cost of development or expansion, including land, construction and leasing costs. We believe the carrying value of our land bank is below its current fair value, and we expect to realize this value going forward—primarily through development. During the first nine months of 2018, we stabilized consolidated development projects with a TEI of $1.3 billion, and we estimate the value of these buildings to be 35.6% above our cost to develop (defined as estimated margin and calculated using estimated yield and capitalization rates from our underwriting models), while increasing NOI of our operating portfolio. We expect our properties under development at September 30, 2018, to be completed before October 2019.

SUMMARY OF 2018

During the nine months ended September 30, 2018, operating fundamentals remained strong for our owned and managed operating portfolio and we ended the period with occupancy of 97.5%. See below for the results of our two business segments and details of the operating activity of our owned and managed portfolio.

In 2018, we completed the following significant activities as previously described in the Notes to the Consolidated Financial Statements:

•

On August 22, 2018, we completed the DCT Transaction for $8.5 billion through the issuance of $6.6 billion of equity and the assumption of $1.9 billion of debt. Prior to September 30, 2018, we repaid $1.8 billion of the assumed debt using the proceeds from the debt issuances discussed below. See Note 2 and 6 to our Consolidated Financial Statements for more information on this transaction.

•

We issued the following senior notes, primarily for the refinancing of the assumed DCT debt, as discussed above, as well as for general corporate purposes, including the repayment or repurchase of other indebtedness:

o	In January, we issued €400 million ($494 million) of senior notes bearing a floating rate of Euribor plus 0.3%, maturing in January 2020.

o	In June, we issued $700 million of senior notes that bear interest rates ranging from 3.9% to 4.4%, maturing from September 2028 through 2048.

o	In July, we issued €700 million ($819 million) of senior notes that bear an interest rate of 1.9% and mature in January 2029.
o	In September, we issued ¥55 billion ($489 million) of senior notes that bear interest rates ranging from 0.7% to 1.5%, maturing from September 2025 through 2038.

This debt activity resulted in extending our debt maturities to 6.3 years and lowering our weighted average interest rate to 2.7%.

•

We generated net proceeds of $1.6 billion and realized net gains of $483 million from the contribution of properties to our unconsolidated co-investment ventures principally in Europe and Japan and the disposition of non-strategic operating properties primarily in the U.S.

•

We recognized promotes aggregating $68 million in Strategic Capital Revenues ($46 million net of expenses in the period), primarily from the Prologis China Logistics Venture, an unconsolidated co-investment venture, in the first quarter of 2018.

•

In October, we and certain co-investment ventures sold a portfolio of operating buildings and land in Europe and the U.S. in a single transaction. See Notes 4 and 5 to the Consolidated Financial Statements for more information.

Throughout this discussion, we reflect amounts in U.S. dollars, our reporting currency. Included in these amounts are consolidated and unconsolidated investments denominated in foreign currencies, principally the British pound sterling, euro and Japanese yen that are impacted by fluctuations in exchange rates when translated to U.S. dollars. We mitigate our exposure to foreign currency fluctuations by investing outside the U.S. through co-investment ventures, borrowing in the functional currency of our consolidated subsidiaries, borrowing in currencies other than the U.S. dollar in Prologis, L.P. (designated as a nonderivative financial instrument) and utilizing derivative financial instruments.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

	2018	2017
Real Estate Operations – NOI	$1,283	$1,255
Strategic Capital – NOI	166	186
General and administrative expenses	(182)	(171)
Depreciation and amortization expenses	(661)	(657)
Operating income	$606	$613

See Note 11 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

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

Below are the components of Real Estate Operations revenues, expenses and NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2018	2017
Rental revenues	$1,331	$1,304
Rental recoveries	378	370
Development management and other revenues	8	18
Rental expenses	(423)	(429)
Other expenses	(11)	(8)
Real Estate Operations – NOI	$1,283	$1,255

The change in Real Estate Operations NOI for the nine months ended September 30, 2018 from the same period in 2017, was impacted by the following items (in millions):

(1)	Acquisition activity increased NOI from this segment in 2018, compared to 2017, primarily due to the DCT Transaction on August 22, 2018.

(2)

We experienced increased occupancy and positive rent rate growth in 2018 compared to 2017. Rent rate growth (or rent change) is a combination of the rollover of existing leases and increases in certain rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenues we recognize. See below for key metrics on occupancy and rent change on rollover for the consolidated operating portfolio.

(3)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is after one year of completion or after reaching 90% occupancy, whichever occurs first. We calculate changes in NOI from development stabilizations period over period by comparing the change in NOI generated on the pool of developments that stabilized on or after January 1, 2017 through September 30, 2018.

(4)

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

(1)	In August 2018, we completed the DCT Transaction and acquired a real estate operating portfolio that included 391 properties, excluding value-added properties, as defined below.

(2)	Consolidated square feet of leases commenced and weighted average rent change were calculated for leases with initial terms of one year or greater during each quarter in 2017 and 2018.

(3)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Start Activity

The following table summarizes consolidated development starts for the nine months ended September 30 (dollars and square feet in millions):

	2018	2017
Number of new development projects during the period	45	44
Square feet	16	18
TEI	$1,506	$1,625
Percentage of build-to-suits based on TEI	37.9%	49.5%

Development Stabilization Activity

The following table summarizes consolidated development stabilizations for the nine months ended September 30 (dollars and square feet in millions):

	2018	2017
Number of development projects stabilized during the period	45	53
Square feet	16	16
TEI	$1,295	$1,439
Weighted average expected yield on TEI (1)	6.6%	6.4%
Estimated value at completion	$1,755	$1,853
Estimated weighted average margin	35.6%	28.7%

(1)	We calculate the weighted average expected yield on TEI as estimated NOI assuming stabilized occupancy divided by TEI.

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

Below are the components of Strategic Capital revenues, expenses and NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2018	2017
Strategic capital revenues	$280	$306
Strategic capital expenses	(114)	(120)
Strategic Capital – NOI	$166	$186

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Strategic capital revenues ($)
Recurring fees (2)	47	31	18	16	72	66	35	28	172	141
Transactional fees (3)	6	9	2	2	16	10	16	17	40	38
Promote revenues (4)	-	120	5	4	9	3	54	-	68	127
Total strategic capital revenues ($)	53	160	25	22	97	79	105	45	280	306
Strategic capital expenses ($)	(47)	(57)	(9)	(7)	(30)	(30)	(28)	(26)	(114)	(120)
Strategic Capital – NOI ($)	6	103	16	15	67	49	77	19	166	186

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

(2)

Recurring fees include asset and property management fees. In July 2017, we contributed the consolidated NAIF operating properties to USLF and have earned asset and property management fees on those operating properties subsequent to the contribution.

(3)	Transactional fees include leasing commission, acquisition, development and other fees.

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

The following real estate investments were held through our unconsolidated co-investment ventures based on historical cost (dollars and square feet in millions):

	U.S. (1)		Other Americas		Europe (1)		Asia		Total
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	556	552	205	205	664	707	121	95	1,546	1,559
Square feet	88	88	37	37	158	166	50	41	333	332
Total assets ($)	7,180	7,062	2,071	2,118	13,401	13,586	6,709	6,133	29,361	28,899

(1)

Operating properties excludes 39 properties, totaling 9 million square feet, that met the criteria to be held for sale to third parties, primarily in Europe, at September 30, 2018. These properties are included in the total assets of the unconsolidated co-investment ventures.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses increased for the nine months ended September 30, 2018, from the same period in 2017, principally due to inflationary increases, higher compensation expenses based on our performance and certain employee restructuring costs.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other G&A costs. The following table summarizes capitalized G&A amounts for the nine months ended September 30 (dollars in millions):

	2018	2017
Building and land development activities	$47	$47
Leasing activities (1)	16	18
Operating building improvements and other	12	11
Total capitalized G&A expenses	$75	$76
Capitalized salaries and related costs as a percent of total salaries and related costs	22.5%	24.9%

(1)	Due to a new accounting standard effective January 1, 2019, we expect a change in capitalized leasing activities. See Note 1 to the Consolidated Financial Statements for additional information.

Depreciation and Amortization Expenses

The change in depreciation and amortization expenses for the nine months ended September 30, 2018 from the same period in 2017, was impacted by the following items (in millions):

(1)

The acquisition of properties increased depreciation and amortization expense in 2018 from 2017, primarily due to the DCT Transaction through which we acquired operating properties and the related lease intangible assets.

(2)

The disposition and contribution of properties decreased depreciation and amortization expense in 2018 from 2017, primarily due to the contribution of the consolidated NAIF operating properties to USLF in July 2017.

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

See below for information on our owned and managed operating portfolio (square feet in millions):

	September 30, 2018 (1)			December 31, 2017
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,878	352	97.2%	1,532	297	97.3%
Unconsolidated	1,542	332	97.8%	1,557	331	97.1%
Total	3,420	684	97.5%	3,089	628	97.2%

(1)	In August 2018, we acquired a real estate operating portfolio through the DCT Transaction that consisted of 391 properties, aggregating 64 million square feet, excluding value-added properties.

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

We define our same store population for the three months ended September 30, 2018 as our owned and managed properties that were in the operating portfolio at January 1, 2017 and owned throughout the end of the same three-month period in both 2018 and 2017. The same store population excludes non-industrial real estate properties and properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2017) and properties acquired or disposed of to third parties during the period. Beginning January 1, 2018, we modified our definition of same store to align methodologies with members of the industrial REIT group. This did not materially change our historical amounts reported. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period end exchange rate to translate from local currency into the U.S. dollar, for both periods. We believe the factors that affect rental revenues, rental recoveries, rental expenses and NOI in the same store portfolio are generally the same as for our consolidated portfolio.

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

The following is a reconciliation of our consolidated rental revenues, rental recoveries, rental expenses and property NOI, as included in the Consolidated Statements of Income, to the respective amounts in our same store portfolio analysis for the three months ended September 30 (dollars in millions):

			Percentage
	2018	2017	Change
Rental revenues
Rental revenues per the Consolidated Statements of Income	$477	$416
Rental recoveries per the Consolidated Statements of Income	132	115
Total rental revenues (1)	609	531
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (2)	(123)	(66)
Unconsolidated co-investment ventures (1)	536	513
Same store portfolio – rental revenues – net effective	$1,022	$978	4.5%
Straight-line rent adjustments	(9)	(17)
Same store portfolio – rental revenues – cash	$1,013	$961	5.5%

Rental expenses
Rental expenses per the Consolidated Statements of Income (1)	$147	$129
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (3)	(19)	(7)
Unconsolidated co-investment ventures (1)	119	112
Same store portfolio – rental expenses – net effective and cash	$247	$234	5.9%

NOI
Property NOI (calculated as rental revenues and rental recoveries less rental expenses per the Consolidated Statements of Income) (1)	$462	$402
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (2) (3)	(104)	(59)
Unconsolidated co-investment ventures (1)	417	401
Same store portfolio – NOI – net effective	$775	$744	4.1%
Same store portfolio – NOI – cash	$766	$727	5.4%

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $182 million and $172 million for the nine months ended September 30, 2018 and 2017, respectively. The earnings we recognize can be impacted by: (i) variances in NOI and other revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2018	2017
Gross interest expense	$195	$256
Amortization of discounts (premiums), net and debt issuance costs	9	(2)
Capitalized amounts	(37)	(42)
Net interest expense	$167	$212
Weighted average effective interest rate during the period	3.0%	3.2%

Our overall debt increased by $1.5 billion from September 30, 2017 to September 30, 2018, primarily due to the acquisition of DCT on August 22, 2018. Gross interest expense decreased for the nine months ended 2018, from the same period in 2017, principally due to lower interest rates and average debt balances during the period.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Gains on Dispositions of Investments in Real Estate and Revaluation of Equity Investments Upon Acquisition of a Controlling Interest, Net

During the nine months ended September 30, 2018 and 2017, we recognized net gains on dispositions of investments in real estate and revaluation of equity investments upon acquisition of a controlling interest of $483 million and $959 million, respectively. We utilized the proceeds of both contributions and dispositions to fund our capital investments in both periods.

We contributed properties, generally that we developed, to our unconsolidated co-investment ventures, principally in Europe and Japan in 2018 and 2017. In 2017, we also contributed a significant portfolio of operating properties to USLF. We also sold properties to third parties, primarily from our operating portfolio in the U.S. These dispositions have supported our strategic objective of owning a portfolio of high-quality properties in the most active centers of commerce. We expect to continue to develop and contribute properties to these ventures, depending on market conditions and other factors. We also expect to continue to sell assets to third parties, including the non-strategic assets acquired through the DCT Transaction.

Beginning January 1, 2018, we recognized the entire gain attributed to contributions of real estate properties to unconsolidated co-investment ventures under the new revenue recognition standard, as discussed in Note 1 to the Consolidated Financial Statements. We previously recognized a gain in connection with contributions to the extent of the third-party ownership in the unconsolidated co-investment ventures acquiring the property. For deferred gains from partial sales recorded prior to the adoption, we will continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party.

See Notes 3 and 4 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses), Net

The following table details our foreign currency and derivative gains (losses), net for the nine months ended September 30 (in millions):

	2018	2017
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of unhedged derivative transactions	$(7)	$11
Losses on the settlement of transactions with third parties	-	(1)
Total realized foreign currency and derivative gains (losses), net	(7)	10

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of unhedged derivative and nonderivative financial instruments (1)	77	(64)
Gains (losses) on remeasurement of certain assets and liabilities (2)	(4)	8
Total unrealized foreign currency and derivative gains (losses), net	73	(56)
Total foreign currency and derivative gains (losses), net	$66	$(46)

(1)

We borrow in currencies other than the U.S. dollar in Prologis, L.P. and may designate these borrowings as nonderivative financial instruments. We recognize gains or losses on the unhedged portion of this debt and the related accrued interest.

(2)

These gains or losses were primarily related to the remeasurement of assets and liabilities that are denominated in currencies other than the functional currency of the entity, such as short-term intercompany loans between the U.S. parent and certain foreign consolidated subsidiaries and tax receivables and payables.

See Note 10 to the Consolidated Financial Statements for more information about our derivative transactions.

Losses on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2018, we incurred prepayment penalties of $49 million upon extinguishment of $1.8 billion of debt that included a $47 million premium due to the assumption of this debt in the DCT Transaction, which resulted in a loss of $2 million. During the nine months ended September 30, 2017, we redeemed $618 million of senior notes and repaid $302 million of secured mortgage debt prior to maturity, which resulted in a loss of $31 million.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in the local, state and foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries operating in the U.S. or in foreign jurisdictions.

The following table summarizes our income tax expense for the nine months ended September 30 (in millions):

	2018	2017
Current income tax expense:
Income tax expense	$31	$30
Income tax expense on dispositions	14	12
Income tax expense on dispositions related to acquired tax assets	1	-
Total current income tax expense	46	42

Deferred income tax benefit:
Total deferred income tax benefit	(1)	-
Total income tax expense	$45	$42

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the corporate federal tax rate in the U.S. to 21.0%, effective upon enactment. As such, deferred tax assets and liabilities were remeasured using the lower corporate federal tax rate beginning December 31, 2017. While we do not expect material impacts, the new rules are complex and lack developed administrative guidance; thus, the impact of certain aspects of these provisions on us is currently unclear.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $81 million and $71 million for the nine months ended September 30, 2018 and 2017, respectively. Included in these amounts were $31 million and $37 million for the nine months ended September 30, 2018 and 2017, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 10 to the Consolidated Financial Statements for more information about our derivative transactions and other comprehensive income (loss).

Other Matters

The U.S. government has created the potential for significant changes in trade policies, including tariffs and government regulations affecting trade between the U.S. and other countries where we operate. We believe that our customers are moving forward with their growth plans and we do not expect these tariffs in current form will materially change the consumption habits that drive our business globally. However, increased sanctions are generally negative for all businesses in the U.S. and abroad, including our business, and could adversely affect economic growth generally and therefore our financial performance.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and its components for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, are similar to the changes for the nine-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2018, 94 properties in our development portfolio were 44.3% leased with a current investment of $2.0 billion and a TEI of $3.2 billion when completed and leased, leaving $1.2 billion of estimated additional required investment);

•	development of new properties for long-term investment or contributions to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $3 million for the remainder of 2018 and $444 million in 2019;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($276 million at September 30, 2018);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets;

•	borrowing capacity under our current credit facility arrangements, other facilities or borrowing arrangements ($3.2 billion available at September 30, 2018); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2018		December 31, 2017
	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding
British pound sterling	2.3%	$648	2.3%	$672
Canadian dollar	3.1%	279	3.3%	451
Euro	2.2%	5,166	2.6%	3,840
Japanese yen	1.0%	1,792	0.9%	1,306
U.S. dollar	4.4%	3,347	4.1%	3,144
Total debt (1)	2.7%	$11,232	2.9%	$9,413

(1)	The weighted average maturity for total debt outstanding at September 30, 2018 and December 31, 2017 was 76 months and 67 months, respectively.

During the nine months ended September 30, 2018, we had the following significant consolidated debt activity, which resulted in extending our debt maturities and lowering our weighted average interest rate (principal in millions):

		Principal
	Borrowing Currency	Borrowing Currency	USD	Stated Interest Rate	Fixed/ Variable	Maturity
Repurchase and payments of debt (1)
2015 Canadian Term Loan	CAD	$201	$159	CDOR + 1.5%	Variable	February 2023

Issuance of debt (1)
Senior notes	EUR	€400	$494	Euribor + 0.3%	Variable	January 2020
Senior notes	USD	$700	$700	3.9% – 4.4%	Fixed	September 2028 – 2048
Senior notes	EUR	€700	$819	1.9%	Fixed	January 2029
Senior notes	JPY	¥55,100	$489	0.7% – 1.5%	Fixed	September 2025 – 2038

(1)

Excludes the debt assumed in the DCT Transaction of $1.9 billion and repayment of $1.8 billion during the third quarter of 2018. See Note 6 to the Consolidated Financial Statements for more information.

At September 30, 2018, we had credit facilities with an aggregate borrowing capacity of $3.5 billion, of which $3.2 billion was available for borrowing.

Our credit ratings at September 30, 2018, were A3 from Moody’s and A- from S&P, both with stable outlook. These ratings allow us to borrow at an advantageous rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At September 30, 2018, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

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

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2018	2017
Net cash provided by operating activities	$1,274	$1,360
Net cash provided by (used in) investing activities	$(644)	$342
Net cash used in financing activities	$(789)	$(1,957)

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity during the nine months ended September 30, 2018 and 2017:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $45 million and $66 million for 2018 and 2017, respectively.

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

•	G&A expenses. We incurred $182 million and $171 million of G&A costs in 2018 and 2017, respectively.

•

Equity-based compensation awards. We record equity-based compensation expenses in Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A expenses. The total amounts expensed were $58 million in both 2018 and 2017.

•

Operating distributions from unconsolidated entities. We received $251 million and $231 million of distributions from our unconsolidated entities in 2018 and 2017, respectively. Certain co-investment ventures distribute the total promote (third-party investors’ and our share) and our share is recorded to Investment In and Advances to Unconsolidated Entities, and is recognized in operating activities in the period it is received.

•

Cash paid for interest and income taxes. As disclosed in Note 12 to the Consolidated Financial Statements, we paid combined amounts for interest and income taxes of $225 million and $262 million in 2018 and 2017, respectively.

Investing Activities

Cash provided by investing activities is primarily driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is principally driven by our investments in real estate development, acquisitions and capital expenditures. See Notes 2 and 3 to the Consolidated Financial Statements for further information on these real estate activities. In addition, the following significant transactions impacted our cash provided by and used in investing activities during the nine months ended September 30, 2018 and 2017:

•

Real estate development. We invested $1.3 billion and $1.1 billion in 2018 and 2017, respectively, in real estate development and leasing costs for first generation space. We had 73 properties under development and 21 properties that were completed but not stabilized at September 30, 2018.

•

DCT Transaction, net of cash acquired. We paid net cash of $46 million to complete the DCT Transaction in 2018, primarily due to transaction costs. The acquisition was financed through the issuance of equity and assumption of debt.

•

Real estate acquisitions. Excluding the DCT Transaction, we acquired total real estate of $509 million, which included 974 acres of land and 8 operating properties in 2018. In 2017, excluding the acquisition of a controlling interest in certain joint ventures in Brazil, we acquired total real estate of $295 million, which included 670 acres of land and 2 operating properties.

•

Investments in and advances to. We invested cash in our unconsolidated co-investment ventures and other ventures, which represents our proportionate share of $117 million and $244 million in 2018 and 2017, respectively. The ventures use the funds for the acquisition of operating properties, development and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•	Purchase of a controlling interest. We paid net cash of $375 million to acquire a controlling interest in certain joint ventures in Brazil in 2017.

•

Return of investment. We received distributions from unconsolidated co-investment ventures and other ventures as a return of investment of $176 million and $144 million in 2018 and 2017, respectively. Included in these amounts for 2018 and 2017 was $155 million and $59 million from property dispositions within our unconsolidated co-investment ventures and other ventures. In 2017, we also included $84 million from the disposition of our investment in a co-investment venture.

•

Proceeds from repayment of notes receivable backed by real estate. We received $34 million and $32 million for the payment of notes receivable received in connection with dispositions of real estate to third parties in 2018 and 2017, respectively.

Financing Activities

Cash provided by financing activities is primarily driven by proceeds from the issuance of debt. Cash used in financing activities is principally driven by dividends paid on common and preferred units, redemption of limited common partnership units, noncontrolling interest distributions and payments of debt and credit facilities. In addition, the following significant transactions impacted our cash used in financing activities during the nine months ended September 30, 2018 and 2017:

•

Settlement of noncontrolling interests. We paid net cash of $710 million to acquire our partner’s interest in NAIF and $80 million to acquire our partner’s interest in the Prologis Brazil Logistics Partners Fund I, L.P. in 2017.

•	Other debt activity. Our repurchase of and payments on debt and proceeds from issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):
	2018	2017
Repurchase of and payments on debt (including extinguishment costs) (1)
Regularly scheduled debt principal payments and payments at maturity	$18	$234
Senior notes	973	652
Term loans	1,984	1,540
Secured mortgages	313	302
Total	$3,288	$2,728

Proceeds from issuance of debt
Senior notes	$2,493	$645
Term loans	1,390	1,609
Secured mortgages	79	40
Total	$3,962	$2,294

(1)

We completed the DCT Transaction in 2018 and assumed $1.9 billion of debt, of which $1.8 billion was paid off subsequent to the acquisition primarily with the proceeds from the issuance of senior notes. See Note 6 to the Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures, at September 30, 2018, of $5.3 billion. These ventures had total third-party debt of $8.1 billion at September 30, 2018. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.7% at September 30, 2018. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2018, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid a cash dividend of $0.48 per common share in the first three quarters of 2018. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in Prologis, L.P. are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in the first three quarters of 2018.

At September 30, 2018, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for nine months ended September 30 as follows (in millions):

	2018	2017
FFO
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$1,047	$1,346

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	635	633
Gains on dispositions of investments in real estate properties and revaluation of equity investments upon acquisition of a controlling interest, net	(154)	(723)
Reconciling items related to noncontrolling interests	(33)	(41)
Our share of reconciling items included in earnings from unconsolidated entities	157	108
NAREIT defined FFO	1,652	1,323

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative (gains) losses, net	(73)	56
Deferred income tax benefit	(1)	-
Current income tax expense on dispositions related to acquired tax assets	1	-
Our share of reconciling items included in earnings from unconsolidated entities	3	(3)
FFO, as modified by Prologis	1,582	1,376

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(329)	(236)
Current income tax expense on dispositions	14	12
Losses on early extinguishment of debt, net	3	31
Reconciling items related to noncontrolling interests	5	-
Our share of reconciling items included in earnings from unconsolidated entities	(13)	(5)
Core FFO	$1,262	$1,178

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017. See also Note 10 to the Consolidated Financial Statements in Item 1 for more information about our derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at September 30, 2018. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest. Generally, we borrow in the functional currency of the consolidated subsidiaries but we also borrow in currencies other than the

U.S. dollar in Prologis, L.P. and may designate this borrowing as a nonderivative financial instrument. We may also hedge our foreign currency risk by designating derivative financial instruments as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At September 30, 2018, after consideration of our derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Other foreign currency contracts, such as forwards, not designated as hedges reduce fluctuations in foreign currency associated with the translation of our projected net operating income of our international subsidiaries. We have British pound sterling, Canadian dollar, Euro and Japanese yen forward contracts, which were not designated as hedges, and have an aggregate notional amount of $554 million to mitigate risk associated with the translation of the projected earnings of our subsidiaries in Canada, Europe and Japan. A weakening of the U.S. dollar against these currencies by 10% would result in a $55 million negative change in our net income and cash flows on settlement of these contracts.

Interest Rate Risk

We also are exposed to the impact of interest rate changes on future earnings and cash flows. At September 30, 2018, we had $2.4 billion of variable rate debt outstanding, of which $1.6 billion was term loans, $463 million was senior notes, $236 million was credit facilities and $93 million was secured mortgage debt. At September 30, 2018, we had interest rate swap agreements to fix our floating rate euro senior notes issued in January 2018. On the basis of our sensitivity analysis, a 10% adverse change in interest rates based on our average outstanding variable rate debt balances not subject to interest rate swap agreements during the period would result in additional annual interest expense of $3 million, which equates to a change in interest rates of 18 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2018. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (The OP)

The OP carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2018. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Prologis and our unconsolidated entities are party to a variety of legal proceedings arising in the ordinary course of business. With respect to any such matters to which we are currently a party, the ultimate disposition of any such matters will not result in a material adverse effect on our business, financial position or results of operations.

ITEM 1A. Risk Factors

At September 30, 2018, the risk factors discussed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and “Risk Factors” in Amendment No. 1 to the Registration Statement on Form S-4 for Prologis, Inc., filed with the SEC on July 6, 2018, and any amendments thereto, continue to apply to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, we did not issue shares of common stock of the Parent in connection with the redemption of common units of the OP. If issued, the shares of common stock would be issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

4.1

Form of Indenture dated as of August 1, 2018 among Prologis Euro Finance LLC, Prologis, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on July 31, 2018).

4.2

Form of First Supplemental Indenture dated as of August 1, 2018 among Prologis Euro Finance LLC, Prologis, L.P., U.S. Bank National Association, as trustee, transfer agent and security registrar and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on July 31, 2018).

4.3	Form of Officer’s Certificate related to 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on July 31, 2018).
4.4	Form of 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on July 31, 2018).
4.5

Indenture, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DCT Industrial Trust Inc.’s and DCT Industrial Operating Partnership LP’s Form 8-K filed on October 15, 2013).

4.6

First Supplemental Indenture, dated as of March 16, 2017, DCT Industrial Operating Partnership LP, DCT Industrial Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DCT Industrial Trust Inc.’s and DCT Industrial Operating Partnership LP’s Form 8-K filed on March 16, 2017).

4.7

Second Supplemental Indenture, dated as of August 22, 2018, among Prologis, Inc., Prologis, L.P., DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on August 22, 2018).

4.8	Form of 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.9	Form of 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.10	Form of 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.11	Form of 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.12	Form of Officers’ Certificate related to 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.13	Form of Officers’ Certificate related to 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.14	Form of Officers’ Certificate related to 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.15	Form of Officers’ Certificate related to 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.8 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.16

Form of lndenture dated as of September 25, 2018 among Prologis Yen Finance LLC, Prologis, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.17

Form of First Supplemental Indenture dated as of September 25, 2018 among Prologis Yen Finance LLC, Prologis, L.P., U.S. Bank National Association, as trustee, transfer agent, paying agent and security registrar (incorporated by reference to Exhibit 4.10 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

10.1†	Form of Time-Sharing Agreement for Hamid Moghadam.

10.2	Prologis, Inc. Second Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.3	Form of Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.4	Form of LTIP Unit Award Agreement (Bonus Exchange) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.5	Form of LTIP Unit Award Agreement (Omnibus) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.6	Form of RSU Agreement (Global) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.7	Form of RSU Agreement (LTIP Unit Election) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.8	Form of NEO Retirement Eligibility Waiver (incorporated by reference to Exhibit 10.7 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith

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

Date: October 22, 2018