Form 10-K
period 2018-12-31
Prologis, Inc.; Prologis, L.P.
filed 2019-02-13
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Prologis, Inc.: Yes ☑  No ☐  Prologis, L.P.:  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit such files). Prologis, Inc.: Yes ☑  No ☐ Prologis, L.P.:  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Prologis, Inc.:	☑ Large accelerated filer	☐ Accelerated filer	☐ Smaller reporting company
	☐ Non-accelerated filer		☐ Emerging growth company

Prologis, L.P.:	☐ Large accelerated filer	☐ Accelerated filer	☐ Smaller reporting company
	☑ Non-accelerated filer		☐ Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Prologis, Inc.: Yes ☐ No ☑	Prologis, L.P.: Yes ☐ No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2018, the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $34,758,146,078.

The number of shares of Prologis, Inc.’s common stock outstanding at February 11, 2019, was approximately 630,350,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2019 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2018, the Parent owned 97.09% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.91% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PART I

ITEM 1. Business

Prologis, Inc. is a self-administered and self-managed REIT and is the sole general partner of Prologis, L.P. through which it holds substantially all of its assets. We operate Prologis, Inc. and Prologis, L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P., collectively. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We have a significant ownership in the co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). We believe the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. Prologis, L.P. was also formed in 1997.

We operate and evaluate our business on an owned and managed (“O&M”) basis, including properties that we wholly-own and properties that are owned by one of our co-investment ventures. We make decisions based on the property operations, regardless of our ownership interest. Our investment consists of our wholly-owned properties and our pro rata (or ownership) share of the properties owned in ventures.

Our corporate headquarters is located at Pier 1, Bay 1, San Francisco, California 94111, and our other principal office locations are in Amsterdam, Denver, Luxembourg, Mexico City, Shanghai, Singapore and Tokyo.

Our Internet address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investor Relations section of our website. The common stock of Prologis, Inc. is listed on the New York Stock Exchange (“NYSE”) under the ticker “PLD” and is a component of the Standard & Poor’s (“S&P”) 500.

THE COMPANY

Prologis is the global leader in logistics real estate with a focus on key markets in 19 countries on four continents. We own, manage and develop well-located, high-quality logistics facilities. Our local teams actively manage our portfolio, which encompasses leasing and property management, capital deployment and opportunistic dispositions allowing us to recycle capital to self-fund our development and acquisition activities. The majority of our properties in the United States (“U.S.”) are wholly owned, while our properties outside the U.S. are generally held in co-investment ventures, to mitigate our exposure to foreign currency movements.

Our irreplaceable portfolio is focused on the world’s most vibrant markets where consumption and supply chain reconfiguration drive logistics demand. In the developed markets of the U.S., Europe and Japan, key demand drivers include the reconfiguration of supply chains (strongly influenced by e-commerce trends), the demand for sustainable design features and the operational efficiencies that can be realized from high-quality logistics facilities. In emerging markets, such as Brazil, China and Mexico, growing affluence and the rise of a new consumer class have increased the need for modern distribution networks. Our strategy is to own the highest-quality logistics property portfolio in each of our target markets. These markets are characterized by what is most important for the consumption side of a logistics supply chain — large population centers with proximity to labor pools, surrounded by highways, rail service or ports. Customers turn to us because they know an efficient supply chain will make their businesses succeed, and that a strategic relationship with Prologis will create a competitive advantage.

On August 22, 2018, we acquired DCT Industrial Trust Inc. At acquisition, DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (“DCT,” collectively) merged into Prologis, Inc. and Prologis, L.P., respectively, which we refer to as the DCT Transaction. The DCT Transaction was valued at $8.5 billion consisting of the issuance of $6.6 billion of equity and the assumption of $1.9 billion of debt, of which $1.8 billion was subsequently paid down. The DCT portfolio of logistics real estate assets was highly complementary to our portfolio in terms of product quality, location and growth potential. The acquisition expanded our presence in the high growth U.S. markets of San Francisco Bay Area, Seattle, Southern California and South Florida. As a result of the closely aligned portfolios and similar business strategies, we have integrated the properties while adding minimal property management expenses. Our results for 2018 include the DCT portfolio from the date of acquisition. See Note 3 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information.

At December 31, 2018, we owned or had investments in properties, on a wholly-owned basis or through ventures, in the following regions (dollars in billions, based on gross book value and total expected investment (as defined below) and square feet in millions):

Throughout this discussion, we reflect amounts in U.S. dollars, our reporting currency. Included in these amounts are consolidated and unconsolidated investments denominated in foreign currencies, principally the British pound sterling, euro and Japanese yen that are impacted by fluctuations in exchange rates when translated to U.S. dollars. We mitigate our exposure to foreign currency fluctuations by investing outside the U.S. through co-investment ventures, borrowing in the functional currency of our consolidated subsidiaries and utilizing derivative financial instruments.

OPERATING SEGMENTS

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Below is information summarizing consolidated activity within our segments over the last three years (in millions):

(1)

Net operating income (“NOI”) is not a U.S. generally accepted accounting principle (“GAAP”) financial measure. NOI from Real Estate Operations is calculated directly from our Consolidated Financial Statements as Rental Revenues, Rental Recoveries and Development Management and Other Revenues less Rental Expenses and Other Expenses. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of NOI to Operating Income, the most directly comparable GAAP measure.

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of one year after completion or reaching 90% occupancy. Amounts represent our total expected investment (“TEI”), which includes the estimated cost of development or expansion, including land, construction and leasing costs.

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and funds from operations (“FFO”). FFO is a non-GAAP financial measure. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. We collect rent from our customers through long-term operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents coupled with increasing market rents. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams, will allow us to maximize rental revenues across our portfolio. A significant amount of our rental revenues, NOI and cash flows are generated in the U.S.

Development. We develop properties to meet our customers’ needs, deepen our market presence and refresh our portfolio quality. We believe we have a competitive advantage due to (i) the strategic locations of our land bank; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects lease up and generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land bank, excluding land we have under option contracts, has the potential to support the development of $7.7 billion of TEI of new logistics space. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital

Real estate is a capital-intensive business that requires new capital to grow. Our strategic capital business gives us access to third-party capital, both private and public, allowing us to diversify our sources of capital and providing us with a broad range of options to fund our growth, while reducing our exposure to foreign currency movements for investments outside of the U.S. We partner with some of the world’s largest institutional investors to grow our business and provide incremental revenues, with a focus on long-term and open-ended ventures. We also access alternative sources of equity through two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We align our interests with those of our partners by holding significant ownership interests in all of our unconsolidated co-investment ventures (ranging from 15% to 50%).

This segment produces stable, long-term cash flows and generally contributes 10% to 15% of our consolidated revenues, earnings and FFO. We generate strategic capital revenues or fees from our unconsolidated co-investment ventures, principally through asset and property management services. Substantially all of these revenues and fees are earned from long-term and open-ended ventures. We earn additional revenues by providing leasing, acquisition, construction, development, financing, legal and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture or upon liquidation. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses and excludes property-related NOI.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages to grow revenues, NOI, earnings, FFO and cash flows.

•

Rent Growth. We expect market rents to continue to grow over the next few years, driven by demand for the location and quality of our properties. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases are more than 15% below current market rent on the basis of our weighted average ownership at December 31, 2018. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) every quarter since 2013. We expect this trend to continue for several more years due to our current in-place rents being below market as well as increasing market rents.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-located and entitled land. We believe the carrying value of our land bank is below its current fair value. Due to the strategic nature of our land bank and development expertise of our teams, we expect to realize future value creation as we build out the land bank. We measure the estimated development value as the margin above our anticipated cost to develop. We calculate the margin using estimated yield and capitalization rates from our underwriting models. As properties under development stabilize, we expect to realize the value creation principally through contributions to the unconsolidated co-investment ventures and increases in the NOI of our operating portfolio.

•

Economies of Scale from Growth. In 2018, we grew our consolidated real estate assets by 67 million square feet (or approximately 20%), primarily through the DCT Transaction, while lowering our general and administrative (“G&A”) expenses as a percentage of our average consolidated real estate investment. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive acquisition and development, while strengthening our balance sheet and minimizing G&A expense growth.

Competition

Real estate ownership is generally fragmented, and we therefore face competition from many owners and operators. Competitively priced logistics space could impact our occupancy rates and have an adverse effect on how much rent we can charge, which in turn could affect our operating results. We may face competition regarding our capital deployment activities, including local, regional and national operators or developers. We also face competition from investment managers for institutional capital within our strategic capital business.

Despite the competition we may face, our strategic focus over the years has given us distinct competitive advantages.

These competitive advantages encompass the following:

•

a portfolio of properties strategically located in markets characterized by large population densities and growing consumption, typically near large labor pools and extensive transportation infrastructure;

•	the development of logistics facilities with sustainable design features that will continue to meet customer needs for high-quality buildings that can enable them to run their operations efficiently;

•	established relationships with customers served by our experienced and responsive local and regional teams;

•	the ability to leverage our organizational scale and structure to provide a single point of contact for our focus customers through our in-house global customer solutions team;

•	an investment across the portfolio in environmental stewardship, social responsibility and governance (“ESG”) practices that enhance asset value while improving sustainability performance;

•	proven property management and leasing expertise;

•	relationships and track record with current and prospective investors in our strategic capital business;

•	a strategically located land bank;

•	local teams with development expertise; and

•	a strong balance sheet and credit ratings, coupled with significant liquidity.

Customers

Our broad customer base represents a spectrum of international, national, regional and local logistics users. At December 31, 2018, in our Real Estate Operations segment representing our consolidated properties, we had more than 3,000 customers occupying 356 million square feet of logistics operating properties.

The following table details our top 25 customers for our consolidated real estate properties at December 31, 2018 (square feet in millions):

Top Customers	% of NER (1)	Total Occupied Square Feet
1. Amazon	5.3	16
2. FedEx	1.9	4
3. Home Depot	1.8	6
4. UPS	1.4	4
5. Wal-Mart	0.9	3
6. Geodis	0.9	3
7. XPO Logistics	0.8	3
8. NFI	0.8	2
9. DHL	0.7	2
10. U.S. Government	0.6	1
Top 10 Customers	15.1	44
11. PepsiCo	0.6	3
12. Office Depot	0.6	2
13. Kimberly-Clark	0.6	3
14. Ingram Micro	0.5	2
15. DSV Air and Sea	0.5	2
16. APL Logistics	0.5	2
17. Kuehne + Nagel	0.4	1
18. Georgia-Pacific	0.4	1
19. Kellogg's	0.3	2
20. C&S Wholesale Grocers	0.3	1
21. International Paper	0.3	2
22. Penske	0.3	1
23. Essendant	0.3	2
24. Best Buy	0.3	1
25. Ford Motor	0.3	1
Top 25 Customers	21.3	70

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

In our Strategic Capital segment, we view our partners and investors as our customers. At December 31, 2018, in our co-investment ventures, we partnered with approximately 120 investors, several of which invest in multiple ventures.

Employees

The following table summarizes our total number of employees at December 31, 2018:

Regions
U.S. (1)	878
Other Americas	136
Europe	375
Asia	228
Total	1,617

(1)	This includes employees who were based in the U.S. but also support other regions.

We allocate the employee costs to provide property management and leasing functions to our Real Estate Operations and Strategic Capital segments based on the square footage of the respective portfolios. The employee costs to perform only Strategic Capital functions are allocated directly to that segment.

We believe we have good relationships with our employees. Prologis employees are not organized under collective bargaining agreements, other than in Brazil, although some employees in Europe are represented by statutory Works Councils and as such, benefit from applicable labor agreements.

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

ENVIRONMENTAL STEWARDSHIP, SOCIAL RESPONSIBILITY AND GOVERNANCE

The principles of ESG are a natural fit in our business strategy. ESG creates value for our company by strengthening our relationships with our customers, investors, employees and the communities in which we do business — delivering a strategic business advantage while positively impacting the environment. We invest in sustainable design features and practices that result in cost-savings and operational efficiency for our customers and reduce energy and water consumption, as well as decrease greenhouse gas emissions across our portfolio and corporate operations. We are committed to social responsibility and strengthening relationships important to our business through customer partnerships, investor outreach, community involvement, labor solutions and inclusion and diversity initiatives, as well as a focus on our and our customers’ employees through health and wellness programs and building design. Through our community workforce initiative, for example, we partner with local community organizations to provide logistics training and help our customers with their labor pain points, while benefitting local economies and providing new career opportunities. Our strong governance and oversight ensures the resilience of our business, creating a culture of uncompromising integrity through our Board independence and diversity, open communication with our stockholders and a risk management framework that supports our investment and process decisions. Our approach is reinforced by our Code of Ethics and Business Conduct, as described above.

ENVIRONMENTAL MATTERS

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See further discussion in Item 1A. Risk Factors and Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2018, we generated approximately $557 million or 19.8% of our revenues from operations outside the U.S. Circumstances and developments related to international operations that could negatively affect us include, but are not limited to, the following factors:

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

•	unexpected changes in regulatory requirements, taxes, tariffs, trade wars and laws within the countries in which we operate;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•

the impact of regional or country-specific business cycles and economic instability, including government shutdowns, uncertainty in the U.K., or further withdrawals from, the European Union or other international trade alliances or agreements;

•	political instability, uncertainty over property rights, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities;

•	foreign ownership restrictions in operations with the respective countries; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

In addition, we may be impacted by the ability of our non-U.S. subsidiaries to dividend or otherwise transfer cash among our subsidiaries due to currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other factors.

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

We hold significant real estate investments in international markets where the U.S. dollar is not the functional currency. At December 31, 2018, approximately $7.3 billion or 19.1% of our total consolidated assets were invested in a currency other than the U.S. dollar, principally the British pound sterling, euro and Japanese yen. For the year ended December 31, 2018, $509 million or 18.2% of our total consolidated revenue was denominated in foreign currencies. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations. We attempt to mitigate our risk by borrowing in the currencies in which we have significant investments thereby providing a natural hedge. We may also enter into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency cash flow associated with the translation of future earnings of our international subsidiaries. At December 31, 2018, after consideration of our derivative and nonderivative financial instruments, we had minimal net equity denominated in a currency other than the U.S. dollar. Although we attempt to mitigate the potential adverse effects of changes in foreign currency rates there can be no assurance that those attempts will be successful.

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

We are required to comply with many regulations in different countries, including (but not limited to) the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws and regulations. Our properties are also subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire and life-safety requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us.

Risks Related to our Business

Real estate investments are not as liquid as certain other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as certain other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. Significant expenditures associated with real estate investments, such as secured mortgage debt payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. As a REIT, under the Internal Revenue Code, we are only able to hold property for sale in the ordinary course of business through taxable REIT subsidiaries in order to not incur punitive taxation on any tax gain from the sale of such property. We may dispose of certain properties that have been held for investment to generate liquidity. If we do not satisfy certain safe harbors or we believe there is too much risk of incurring the punitive tax on any tax gain from the sale, we may not pursue such sales.

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

If we do not have sufficient cash available to us through our operations, sales or contributions of properties or available credit facilities to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting properties, whether or not they otherwise meet our strategic objectives to keep in the long term, at less than optimal terms, incurring debt, entering into leases with new customers at lower rental rates or less than optimal terms or entering into lease renewals with our existing customers without an increase in rental rates. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us. Additionally, taking such measures to increase our liquidity may adversely affect our business, and in particular, our distributable cash flow and debt covenants.

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

At December 31, 2018, 34.7% of our consolidated operating properties or $10.7 billion (based on consolidated gross book value, or investment before depreciation) were located in California (Central Valley, San Francisco Bay Area and Southern California markets), which represented 28.0% of the aggregate square footage of our operating properties and 32.5% of our NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the investment we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our business.

In addition to California, we also have significant holdings (defined as more than 3% of total consolidated investment before depreciation) in operating properties in certain markets located in Atlanta, Central and Eastern Pennsylvania, Chicago, Dallas/Fort Worth, Houston, New Jersey/New York City, Seattle and South Florida. Of these markets, no single market contributed more than 10% of our total consolidated investment before depreciation. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.

Our O&M portfolio, which includes our wholly-owned properties and properties included in our co-investment ventures, has concentrations of properties in the same markets mentioned above, as well as in markets in France, Japan, Mexico and the U.K., and are subject to the economic conditions in those markets.

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

Our customers may be unable to meet their lease obligations or we may be unable to lease vacant space or renew leases or re-lease space on favorable terms as leases expire.

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. At December 31, 2018, our top 10 customers totaled 15.1% of our NER. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

We are also subject to the risk that, upon the expiration of leases they may not be renewed by existing customers, the space may not be re-leased to new customers or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. Our competitors may offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge to retain customers when leases expire.

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

Our real estate development strategy is focused on monetizing land in the future through development of logistics facilities to hold for long-term investment, contribution or sale to a co-investment venture or third party, depending on market conditions, our liquidity needs and other factors. We may increase our investment in the development, renovation and redevelopment business and we expect to complete the build-out and leasing of our current development portfolio. We may also develop, renovate and redevelop properties within existing or newly formed co-investment ventures. The real estate development, renovation and redevelopment business includes the following significant risks:

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may explore development opportunities that may be abandoned and the related investment impaired;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	we may have construction costs that exceed our estimates and projects may not be completed, delivered or stabilized as planned due to defects or other issues;

•	we may not be able to attract third-party investment in new development co-investment ventures or sufficient customer demand for our product;

•	we may have properties that perform below anticipated levels, producing cash flow below budgeted amounts;

•	we may seek to sell certain land parcels and not be able to find a third party to acquire such land or the sales price will not allow us to recover our investment, resulting in impairment charges;

•	we may not be able to lease properties we develop on favorable terms or at all;

•	we may not be able to capture the anticipated enhanced value created by our value-added properties on expected timetables or at all;

•	we may experience delays (temporary or permanent) if there is public or government opposition to our activities; and

•

we may have substantial renovation, new development and redevelopment activities, regardless of their ultimate success, that require a significant amount of management’s time and attention, diverting their attention from our day-to-day operations.

We are subject to risks and liabilities in connection with forming co-investment ventures, investing in new or existing co-investment ventures, attracting third-party investment and managing properties through co-investment ventures.

At December 31, 2018, we had investments in real estate of approximately 406 million square feet held through co-investment ventures, both public and private. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.

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

•

our relationships with our partners are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to manage or invest in the assets underlying such relationships resulting in reduced fee revenues or obtaining direct ownership of the properties through acquisition; and

•

disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture to additional risk.

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

We are exposed to various environmental risks, which may result in unanticipated losses that could affect our business and financial condition.

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

We are exposed to the potential impacts of future climate change, which may result in unanticipated losses that could affect our business and financial condition.

We are also exposed to potential physical risks from possible future changes in climate. Our logistics facilities may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. We do not currently consider ourselves to be exposed to regulatory risks related to climate change, as the operation of our buildings typically does not generate a significant amount of greenhouse gas emissions. However, we may be adversely impacted as a real estate developer in the future by potential impacts to the supply chain or stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

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

The terms of our various credit agreements, including our credit facilities, the indentures under which our senior notes and term loans are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility to run our business, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business and financial condition generally and, in particular, the amount of our distributable cash flow could be adversely affected.

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our senior notes and preferred stock are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our credit facilities and other debt instruments. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity.

At December 31, 2018, our credit ratings were A3 from Moody’s and A- from S&P, both with stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

In order to meet REIT distribution requirements we may need access to external sources of capital.

To qualify as a REIT, we are required each year to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to our stockholders and we may be subject to tax to the extent our taxable income is not fully distributed. Historically, we have satisfied these distribution requirements by making cash distributions to our stockholders, however, we may elect to pay a portion of the distribution in shares of our stock. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Furthermore, to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.

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

Prologis, Inc. elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 1997. We believe Prologis, Inc. has been organized and operated to qualify as a REIT under the Internal Revenue Code and believe that the current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable Prologis, Inc. to continue to qualify as a REIT. However, it is possible that we are organized or have operated in a manner that would not allow Prologis, Inc. to qualify as a REIT, or that our future operations could cause Prologis, Inc. to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some annually and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT, Prologis, Inc. must derive at least 95% of its gross income in any year from qualifying sources. In addition, Prologis, Inc. must pay dividends to its stockholders aggregating annually at least 90% of its taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. Historically, we have satisfied these distribution requirements by making cash distributions to our stockholders, but we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. For distributions with respect to taxable years that end on or before December 31, and in some cases declared as late as December 31, a REIT can satisfy up to 90% of the distribution requirements discussed above through the distribution of other property or shares of our stock if certain conditions are met. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a REIT are more complicated for Prologis, Inc. because we hold substantially all of our assets through the OP.

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

The following tables provide details of our consolidated operating properties, investment in land and development portfolio and our O&M portfolio. The O&M portfolio includes the properties we consolidate and the properties owned by our unconsolidated co-investment ventures reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share.

Included in the operating property information below for our consolidated operating properties are 395 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or market amounted to 10% or more of our consolidated total assets at December 31, 2018, or generated revenue equal to 10% or more of our consolidated total revenues for the year ended December 31, 2018, with the exception of the Southern California and New Jersey/New York City markets. Dollars and square feet in the following tables are in millions:

	Consolidated Operating Properties			O&M
Region	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	23	$1,343	$27	26	$1,507
Baltimore/Washington D.C.	6	622	13	9	977
Central and Eastern Pennsylvania	17	1,247	-	20	1,460
Central Valley	13	859	10	14	972
Chicago	34	2,558	50	42	3,179
Dallas/Fort Worth	25	1,529	36	31	1,959
Houston	12	995	19	18	1,492
New Jersey/New York City	28	2,834	99	34	3,667
San Francisco Bay Area	19	2,560	26	23	2,988
Seattle	11	1,463	8	18	2,120
South Florida	10	1,257	34	16	1,777
Southern California	65	7,044	113	82	8,818
Remaining Markets – U.S. (17 markets) (2)	61	3,765	73	81	5,043
Subtotal U.S.	324	28,076	508	414	35,959
Other Americas:
Brazil	7	434	-	10	607
Canada	9	720	143	9	720
Mexico	3	159	-	39	2,298
Subtotal Other Americas	19	1,313	143	58	3,625
Europe:
Belgium	-	-	-	3	200
Czech Republic	-	-	-	12	856
France	1	30	-	29	2,355
Germany	*	17	-	22	1,807
Hungary	-	-	-	6	388
Italy	-	-	-	10	635
Netherlands	-	-	-	20	1,741
Poland	-	-	-	20	1,206
Slovakia	-	-	-	4	261
Spain	2	110	-	7	636
Sweden	*	36	-	5	399
U.K.	*	30	-	23	3,184
Subtotal Europe	3	223	-	161	13,668
Asia:
China	*	10	-	22	1,188
Japan	1	244	-	31	5,560
Singapore	1	138	-	1	138
Subtotal Asia	2	392	-	54	6,886
Total operating portfolio (3)	348	30,004	651	687	60,138
Value-added properties (4)	8	773	-	9	867
Total operating properties	356	$30,777	$651	696	$61,005

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Region	Acres	Estimated Build Out Potential (square feet) (5)	Current Investment	Rentable Square Footage Upon Completion	TEI (6)
U.S.:
Atlanta	218	3	$17	1	$49
Baltimore/Washington D.C.	-	-	-	*	50
Central and Eastern Pennsylvania	29	*	8	-	-
Central Valley	1,017	20	137	1	129
Chicago	161	2	19	3	179
Dallas/Fort Worth	24	1	7	1	52
Houston	172	3	23	-	-
New Jersey/New York City	20	*	14	2	152
San Francisco Bay Area	16	*	8	1	126
Seattle	36	1	42	2	266
South Florida	141	3	92	*	75
Southern California	92	2	79	5	484
Remaining Markets – U.S. (17 markets)	311	5	56	4	331
Subtotal U.S.	2,237	40	502	20	1,893
Other Americas:
Brazil	531	12	153	-	-
Canada	109	2	28	1	94
Mexico	519	9	103	2	114
Subtotal Other Americas	1,159	23	284	3	208
Europe:
Belgium	45	*	14	-	-
Czech Republic	68	2	11	1	77
France	264	4	41	1	79
Germany	13	*	2	2	193
Hungary	188	3	11	-	-
Italy	28	1	2	1	61
Netherlands	25	1	10	2	158
Poland	376	7	46	*	21
Slovakia	189	4	21	1	40
Spain	70	2	20	*	42
Sweden	-	-	-	*	27
U.K.	166	3	93	*	23
Subtotal Europe	1,432	27	271	8	721
Asia:
Japan	101	6	135	5	790
Subtotal Asia	101	6	135	5	790
Total land and development portfolio	4,929	96	$1,192	36	$3,612

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

(1)

Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $136 million of encumbrances related to a prestabilized development property not included in consolidated operating properties.

(2)	No remaining market within the U.S. represented more than 2% of the total gross book value of the consolidated operating properties.

(3)

Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented as Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our O&M operating portfolio. At December 31, 2018, we had net investments in real estate properties that were expected to be contributed to our unconsolidated co-investment ventures totaling $145 million and aggregating 1 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(4)

Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to a higher and better use.

(5)	Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(6)

TEI is based on current projections and is subject to change. As noted in the table below, our current investment is $2.1 billion, leaving approximately $1.5 billion of additional required investment. At December 31, 2018, based on TEI, approximately 27% of the properties in the development portfolio were already completed but not yet stabilized and approximately 67% of the properties under development in the development portfolio were expected to be completed by December 31, 2019. The remainder of our properties under development were expected to be completed before July 2020.

The following table summarizes our investment in consolidated real estate properties at December 31, 2018 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$30,632
Development portfolio, including cost of land	2,143
Land	1,192
Other real estate investments (1)	620
Total consolidated real estate properties	$34,587

(1)

Included in other real estate investments were: (i) land parcels that are ground leased to third parties; (ii) non-logistics real estate; (iii) our corporate headquarters; (iv) costs related to future development projects, including purchase options on land; (v) earnest money deposits associated with potential acquisitions; and (vi) infrastructure costs related to projects we are developing on behalf of others.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the average term for leases commenced in 2018 was 64 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2018 (dollars and square feet in millions):

			NER
	Number of Leases	Occupied Square Feet	Dollars	% of Total	Dollars Per Square Foot
2019	624	41	$216	11.0%	$5.26
2020	711	40	224	11.5%	5.59
2021	809	53	298	15.2%	5.59
2022	660	52	288	14.7%	5.57
2023	591	46	275	14.1%	5.94
2024	282	30	178	9.1%	5.92
2025	125	17	103	5.3%	6.11
2026	63	12	75	3.8%	6.32
2027	74	10	64	3.3%	6.16
2028	67	12	81	4.1%	7.07
Thereafter	75	23	154	7.9%	6.79
	4,081	336	$1,956	100.0%	$5.83
Month to month	94	3
Total consolidated	4,175	339

CO-INVESTMENT VENTURES

Included in our O&M portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2018 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Ventures
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	66	$6,073	$19	$108
Total	66	$6,073	$19	$108

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	91	$7,907	$-	$-
Other Americas:
FIBRA Prologis	36	2,140	8	-
Brazil joint ventures	3	172	-	-
Subtotal Other Americas	39	2,312	8	-
Europe:
Prologis European Logistics Fund (“PELF”)	107	9,400	10	16
Prologis European Logistics Partners Sàrl (“PELP”)	49	3,676	26	19
Prologis UK Logistics Venture (“UKLV”)	3	439	94	249
Subtotal Europe	159	13,515	130	284
Asia:
Nippon Prologis REIT, Inc. (“NPR”)	29	5,316	-	-
Prologis China Logistics Venture	22	1,178	59	963
Subtotal Asia	51	6,494	59	963
Total	340	$30,228	$197	$1,247

In January 2019, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 7 million square feet and 371 acres of land. We received cash proceeds and units for our 20% equity interest.

For more information regarding our unconsolidated and consolidated co-investment ventures, see Notes 5 and 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2013, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2013, to December 31, 2018. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2013, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2018 and 2017, we had 1.4 million shares of the Series Q preferred stock with a liquidation preference of $50 per share that will be redeemable at our option on or after November 13, 2026. Dividends payable per share were $4.27 for the years ended December 31, 2018 and 2017, respectively.

For more information regarding dividends, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2018, we did not issue shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. If issued, the issuance of the shares of common stock would be issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 9 and 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2019 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. Selected Financial Data

The following table summarizes selected financial data related to our historical financial condition and results of operations for both Prologis, Inc. and Prologis, L.P. (in millions, except for per share and unit amounts):

	2018	2017	2016	2015	2014
Operating Data:
Total revenues	$2,804	$2,618	$2,533	$2,197	$1,761
Gains on real estate transactions, net	$841	$1,183	$757	$759	$726
Consolidated net earnings	$1,823	$1,761	$1,293	$926	$739
Net earnings per share attributable to common stockholders and unitholders – Basic	$2.90	$3.10	$2.29	$1.66	$1.25
Net earnings per share attributable to common stockholders and unitholders – Diluted	$2.87	$3.06	$2.27	$1.64	$1.24
Dividends per common share and distributions per common unit	$1.92	$1.76	$1.68	$1.52	$1.32
Consolidated Balance Sheet Data:
Total assets	$38,418	$29,481	$30,250	$31,395	$25,775
Total debt	$11,090	$9,413	$10,608	$11,627	$9,337
FFO (1):
Reconciliation of net earnings to FFO:
Net earnings attributable to common stockholders	$1,643	$1,642	$1,203	$863	$622
Total NAREIT defined adjustments	707	101	534	461	299
Total our defined adjustments	(118)	52	(35)	(15)	(33)
FFO, as modified by Prologis (1)	$2,232	$1,795	$1,702	$1,309	$888
Total core defined adjustments	(444)	(244)	(302)	(128)	65
Core FFO (1)	$1,788	$1,551	$1,400	$1,181	$953

(1)

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

MANAGEMENT’S OVERVIEW

Summary of 2018

During the year ended December 31, 2018, operating fundamentals remained strong for our O&M portfolio and we ended the year with occupancy of 97.5%. See below for the results of our two business segments and details of operating activity of our O&M portfolio.

In 2018, we completed the following significant activities as further described in the accompanying Notes to the Consolidated Financial Statements:

•

On August 22, 2018, we completed the DCT Transaction for $8.5 billion through the issuance of $6.6 billion of equity and the assumption of $1.9 billion of debt. In the third quarter, we repaid $1.8 billion of the assumed debt using the proceeds from the debt issuances discussed below. See Notes 3 and 8 to our Consolidated Financial Statements for more information on this transaction.

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

This debt activity resulted in extending our debt maturities to 76 months and lowering our effective interest rate to 2.7%, both on a weighted-average basis.

•

We generated net proceeds of $2.8 billion and realized net gains of $841 million from the contribution of properties to our unconsolidated co-investment ventures, principally in Europe and Japan, and the disposition of non-strategic operating properties, principally in Europe and the U.S. With these dispositions, we completed our O&M disposition program of non-strategic assets that began in 2011. Through this program we generated approximately $14 billion in proceeds resulting in our O&M operating portfolio being focused on the highest-quality properties in the best markets.

•	We earned promotes aggregating $118 million in Strategic Capital Revenues ($80 million net of related expenses), principally from the Prologis China Logistics Venture and PELP.

In January 2019, we formed PBLV, a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 7 million square feet and 371 acres of land. We received cash proceeds and units for our 20% equity interest.

We ended 2018 with vacancies at historic lows, strong customer and investor demand, leases signed with record long terms and a strong balance sheet. We have seen no signs of slowness based on our operating metrics and remain positive on our outlook. However, given the current market volatility caused by current trade and tariff disputes and uncertainty with regard to the withdrawal of the U.K. from the European Union, we will continue to be prudent in running our business.

RESULTS OF OPERATIONS

We evaluate our business operations based on the NOI of our two operating segments: Real Estate Operations and Strategic Capital. NOI by segment is a non-GAAP financial measure that is calculated using revenues and expenses directly from our financial statements. We consider NOI by segment to be an appropriate supplemental measure of our performance because it helps management and investors understand our core operations.

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements (in millions). Each segment’s NOI is reconciled to a line item in the Consolidated Financial Statements in the respective segment discussion below.

	2018	2017	2016
Real Estate Operations – NOI	$1,784	$1,662	$1,646
Strategic Capital – NOI	249	219	175
General and administrative expenses	(239)	(231)	(222)
Depreciation and amortization expenses	(947)	(879)	(931)
Operating income	$847	$771	$668

See Note 17 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenues, rental recoveries and rental expenses recognized from our consolidated properties. We allocate the costs of our property management and leasing functions to the Real Estate Operations segment through Rental Expenses and the Strategic Capital segment through Strategic Capital Expenses based on the square footage of the relative portfolios. The operating fundamentals in the markets in which we operate continue to be strong, which has increased rents, kept occupancies high and fueled development activity. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Operations revenues, expenses and NOI (in millions), derived directly from line items in the Consolidated Financial Statements.

	2018	2017	2016
Rental revenues	$1,859	$1,738	$1,735
Rental recoveries	530	487	486
Development management and other revenues	9	19	8
Rental expenses	(601)	(570)	(569)
Other expenses	(13)	(12)	(14)
Real Estate Operations – NOI	$1,784	$1,662	$1,646

The change in Real Estate Operations NOI during these periods was impacted by the following items (dollars in millions):

(1)	Acquisition activity increased NOI from this segment in 2018, compared to 2017, primarily due to the DCT Transaction on August 22, 2018.

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

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2017 through December 31, 2018 for the period 2018 from 2017 and on or after January 1, 2016 through December 31, 2017 for the period 2017 from 2016.

(4)	Included in contribution and disposition activity for both periods was the contribution of the Prologis North American Industrial Fund (“NAIF”) operating properties to USLF in July 2017.

(5)	Other items include property tax expense recoveries, noncash adjustments for the amortization of above or below market leases, non-recoverable expenses and changes in foreign currency exchange rates.

Below are key operating metrics of our consolidated operating portfolio. Beginning January 1, 2018, we modified certain definitions of our operating metrics to align methodologies with members of the industrial REIT group. These changes were retroactively applied for all prior periods presented.

(1)	In August 2018, we completed the DCT Transaction and acquired a portfolio of logistics real estate assets.

(2)	Consolidated square feet of leases commenced and weighted average rent change were calculated for leases with initial terms of one year or greater.

Development Start Activity

The following table summarizes consolidated development starts (dollars and square feet in millions):

	2018	2017	2016
Number of new development projects during the period	67	74	73
Square feet	26	25	22
TEI	$2,408	$2,261	$1,754
Percentage of build-to-suits based on TEI	40.8%	48.5%	42.2%

Development Stabilization Activity

The following table summarizes consolidated development stabilization activity (dollars and square feet in millions):

	2018	2017	2016
Number of development projects stabilized during the period	60	76	75
Square feet	21	24	27
TEI	$1,824	$1,949	$2,178
Weighted average stabilized yield (1)	6.5%	6.5%	6.6%
Estimated value at completion	$2,459	$2,509	$2,723
Estimated weighted average margin	34.8%	28.8%	25.0%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

At December 31, 2018, our development portfolio, including properties under development and prestabilized properties, was 50.8% leased and expected to be completed before July 2020. For additional information on our development portfolio at December 31, 2018, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in renovating and improving our operating properties as part of the investment basis. The following graph summarizes our total capital expenditures and capital expenditures per average square foot of our consolidated operating properties during each year:

Strategic Capital

This operating segment includes revenues from asset and property management and other fees for services performed, as well as promote revenues earned from the unconsolidated ventures. Revenues associated with the Strategic Capital segment fluctuate because of changes in the number of real estate assets through acquisitions and dispositions and the fair value of the properties owned by the ventures, the transactional activity in the ventures, foreign currency exchange rates and the timing of promotes. These revenues are reduced generally by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the square footage of the relative portfolios.

Below are the components of Strategic Capital revenues, expenses and NOI, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2018	2017	2016
Strategic capital revenues	$406	$374	$304
Strategic capital expenses	(157)	(155)	(129)
Strategic Capital – NOI	$249	$219	$175

Below is additional detail of our Strategic Capital revenues, expenses and NOI (in millions):

	U.S. (1)			Other Americas			Europe			Asia			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Strategic capital revenues ($)
Recurring fees (2)	65	47	33	23	23	21	95	88	84	48	39	38	231	197	176
Transactional fees (3)	9	10	6	3	2	2	23	15	14	22	22	17	57	49	39
Promote revenues (4)	1	120	-	6	4	-	57	4	89	54	-	-	118	128	89
Total strategic capital revenues ($)	75	177	39	32	29	23	175	107	187	124	61	55	406	374	304
Strategic capital expense ($)	(70)	(70)	(41)	(12)	(12)	(10)	(39)	(39)	(43)	(36)	(34)	(35)	(157)	(155)	(129)
Strategic Capital – NOI ($)	5	107	(2)	20	17	13	136	68	144	88	27	20	249	219	175

(1)	The U.S. expenses include compensation and personnel costs for employees who were based in the U.S. but also support other regions.

(2)	Recurring fees include asset and property management fees.

(3)	Transactional fees include leasing commission, acquisition, development and other fees.

(4)

The promote revenues represent the third-party partners’ share based on the venture’s cumulative returns to investors over a certain time-period, generally three years. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses, as vested.

The following real estate investments were held through our unconsolidated co-investment ventures based on historical cost at December 31 (dollars and square feet in millions):

	U.S.			Other Americas			Europe			Asia			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Ventures	1	1	1	2	2	2	3	3	4	2	2	2	8	8	9
Operating properties	566	552	369	209	205	213	669	707	700	125	95	85	1,569	1,559	1,367
Square feet	91	88	50	39	37	42	159	166	163	51	41	36	340	332	291
Total assets ($)	7,303	7,062	4,238	2,137	2,118	2,793	13,028	13,586	10,853	7,089	6,133	5,173	29,557	28,899	23,057

See Note 5 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses were $239 million, $231 million and $222 million for 2018, 2017 and 2016, respectively. G&A expenses increased marginally over the last three years due to inflationary increases and higher compensation expenses based on our performance.

We capitalize certain internal costs directly related to our development and leasing activities. Capitalized G&A expenses primarily included salaries and related costs. The following table summarizes capitalized G&A amounts (in millions):

	2018	2017	2016
Building and land development activities	$63	$63	$61
Leasing activities (1)	21	24	24
Operating building improvements and other	16	15	16
Total capitalized G&A expenses	$100	$102	$101
Capitalized salaries and related costs as a percent of total salaries and related costs	24.5%	24.4%	26.0%

(1)

Based on new accounting guidance, beginning January 1, 2019, we will no longer capitalize internal costs associated with leasing activities and will record these costs to Rental Expense in the Consolidated Statements of Income. See Note 2 to the Consolidated Financial Statements for additional information.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $947 million, $879 million and $931 million for 2018, 2017 and 2016, respectively.

The following table highlights the key changes in depreciation and amortization expenses during these periods (dollars in millions):

(1)

The acquisition of properties increased depreciation and amortization expense in 2018 from 2017, primarily due to the DCT Transaction through which we acquired operating properties and the related intangible assets.

(2)

The disposition and contribution of properties decreased depreciation and amortization expense during both periods, primarily due to the contribution of the consolidated NAIF operating properties to USLF in July 2017.

Our O&M Operating Portfolio

We manage our business and review our operating fundamentals on an O&M basis, which includes properties wholly owned by us or owned by one of our co-investment ventures. We believe reviewing these fundamentals this way allows management to understand the entire impact to the financial statements, as it will affect both the Real Estate Operations and Strategic Capital segments, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim.

Our O&M operating portfolio does not include value-added properties or properties held for sale to third parties and was as follows at December 31 (square feet in millions):

	2018			2017			2016
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,835	348	97.2%	1,532	297	97.3%	1,777	332	97.0%
Unconsolidated	1,561	339	97.8%	1,557	331	97.1%	1,359	290	97.2%
Total	3,396	687	97.5%	3,089	628	97.2%	3,136	622	97.1%

Below are the key operating metrics summarizing the leasing activity of our O&M operating portfolio. Beginning January 1, 2018, we modified certain definitions of our operating metrics to align methodologies with members of the industrial REIT group. These changes were retroactively applied for all prior periods presented.

(1)

Square feet of leases commenced and weighted average rent change were calculated for leases with initial terms of one year or greater. We retained more than 70% of our customers, based on the total square feet of leases commenced, for each year during the three-year period ended December 31, 2018.

(2)

Turnover costs are defined as leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. In 2018 turnover costs per square foot increased, however, due to the longer terms on leases commenced, this resulted in a lower cost as a percentage of lease value.

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

We define our same store population for the three months ended December 31, 2018 as our O&M properties that were in the operating portfolio at January 1, 2017 and owned throughout the end of the same three-month period in both 2018 and 2017. The same store population excludes non-industrial real estate properties and properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2017) and properties acquired or disposed of to third parties during the period. Beginning January 1, 2018, we modified our definition of same store to align on consistent methodologies with members of the industrial REIT group. This did not materially change our historical amounts reported. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period end exchange rate to translate from local currency into the U.S. dollar, for both periods. We believe the factors that affect rental revenues, rental recoveries, rental expenses and NOI in the same store portfolio are generally the same as for our consolidated portfolio.

As same store is a non-GAAP financial measure, it has certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of rental revenues, rental recoveries and rental expenses from our Consolidated Financial Statements prepared in accordance with GAAP to same store property NOI. In addition, we further remove certain noncash items (straight-line rent adjustments and amortization of lease intangibles) included in the financial statements prepared in accordance with GAAP to reflect a cash same store number. To clearly label these metrics, they are categorized as same store portfolio NOI – net effective and same store portfolio NOI – cash.

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental recoveries, rental expenses and property NOI for each quarter in 2018 and 2017 to the full year, as included in the Consolidated Statements of Income and within Note 19 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2018
Rental revenues	$428	$427	$477	$527	$1,859
Rental recoveries	128	118	132	152	530
Rental expenses	(143)	(133)	(147)	(178)	(601)
Property NOI	$413	$412	$462	$501	$1,788
2017
Rental revenues	$440	$448	$416	$434	$1,738
Rental recoveries	127	128	115	117	487
Rental expenses	(153)	(148)	(129)	(140)	(570)
Property NOI	$414	$428	$402	$411	$1,655

	2018	2017	% Change
Rental revenues
Rental revenues (per the quarterly information table above)	$527	$434
Rental recoveries (per the quarterly information table above)	152	117
Total rental revenues (1)	679	551
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (2)	(187)	(75)
Unconsolidated co-investment ventures (1)	537	516
Same store portfolio – rental revenues – net effective	$1,029	$992	3.7%
Straight-line rent and fair value lease adjustments	(9)	(12)
Same store portfolio – rental revenues – cash	$1,020	$980	4.2%

Rental expenses
Rental expenses (per the quarterly information table above) (1)	$178	$140
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (3)	(47)	(13)
Unconsolidated co-investment ventures (1)	123	119
Same store portfolio – rental expenses – net effective and cash	$254	$246	3.2%

NOI
Property NOI (per the quarterly information table above) (1)	$501	$411
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (2) (3)	(140)	(62)
Unconsolidated co-investment ventures (1)	414	397
Same store portfolio – NOI – net effective	$775	$746	3.9%
Same store portfolio – NOI – cash	$766	$734	4.5%

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

(2)

We exclude non-industrial real estate properties and properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the reporting period and properties acquired or disposed of to third parties during the period. We also exclude net termination and renegotiation fees to allow us to evaluate the growth or decline in each property’s rental revenues without regard to one-time items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $298 million, $249 million and $206 million during 2018, 2017 and 2016, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 5 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense (dollars in millions):

	2018	2017	2016
Gross interest expense	$269	$328	$383
Amortization of debt discount (premium) and debt issuance costs, net	12	1	(15)
Capitalized amounts	(52)	(55)	(65)
Net interest expense	$229	$274	$303
Weighted average effective interest rate during the year	3.0%	3.2%	3.3%

Our overall debt increased by $1.7 billion from December 31, 2017 to December 31, 2018, primarily due to the acquisition of DCT on August 22, 2018. Subsequent to the acquisition of DCT, we paid down $1.8 billion of the assumed debt through the issuance of senior notes at significantly lower interest rates than the assumed debt. Gross interest expense decreased in 2018, from the same period in 2017, principally due to lower interest rates and average debt balances during the period. Gross interest expense decreased in 2017, from the same period in 2016, principally due to decreased secured mortgage debt as a result of the USLF contribution and pay downs, and lower interest rates due to the change in the composition of our senior notes.

See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for further discussion of our debt and borrowing costs.

Gains on Real Estate Transactions, net

During 2018, 2017 and 2016, we recognized gains on real estate transactions, net of $841 million, $1.2 billion and $757 million, respectively. We utilized the proceeds from both contributions and dispositions to fund our capital investments during the three-year period ended December 31, 2018.

Over the last three years, we contributed properties, generally that we developed, to our unconsolidated co-investment ventures, principally in Europe, Japan and Mexico. We also sold properties to third parties, primarily from our operating portfolio in the U.S. In 2017, we contributed a significant portfolio of operating properties to USLF. As of the year ended December 31, 2018, we completed our O&M disposition program of non-strategic assets that began in 2011. Through this program we generated approximately $14 billion in proceeds resulting in our O&M operating portfolio being focused on the highest-quality properties in the best markets. We expect to continue to develop and contribute properties to our co-investment ventures, depending on market conditions and other factors.

Beginning January 1, 2018, under the new revenue recognition standard, as discussed in Note 2 to the Consolidated Financial Statements we recognized the entire gain attributed to contributions of real estate properties to unconsolidated co-investment ventures. We previously recognized a gain to the extent of the third-party ownership in the unconsolidated co-investment ventures acquiring the property. For deferred gains from sales recorded prior to the adoption, we will continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party.

See Notes 4 and 5 to the Consolidated Financial Statements for further information on the gains we recognized.

Foreign Currency and Derivative Gains (Losses), Net

The following table details our foreign currency and derivative gains (losses), net included in earnings (in millions):

	2018	2017	2016
Realized foreign currency and derivative gains (losses):
Gains (losses) on the settlement of undesignated derivative transactions	$(3)	$13	$3
Losses on the settlement of transactions (1)	-	(2)	(3)
Total realized foreign currency and derivative gains (losses), net	(3)	11	-

Unrealized foreign currency and derivative gains (losses):
Gains (losses) on the change in fair value of undesignated derivatives and unhedged nonderivative net investment hedges (2)	125	(74)	10
Gains (losses) on remeasurement of certain assets and liabilities (1)	(5)	5	(2)
Total unrealized foreign currency and derivative gains (losses), net	120	(69)	8
Total foreign currency and derivative gains (losses), net	$117	$(58)	$8

(1)

Unrealized gains or losses were primarily related to the remeasurement of assets and liabilities that are denominated in currencies other than the functional currency of the entity, such as short-term intercompany loans between the U.S. parent and certain foreign consolidated subsidiaries and tax receivables and payables. Realized gains or losses are recognized upon settlement.

(2)

We borrow in the functional currencies of the countries where we invest and may designate these borrowings as nonderivative net investment hedges. We recognize gains or losses on the remeasurement of the unhedged portion of this debt and the related accrued interest.

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 15 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Gains (Losses) on Early Extinguishment of Debt, Net

In 2018, we recognized a loss of $2 million upon extinguishment of the $1.8 billion of debt assumed in the DCT Transaction. The loss represents the excess of the prepayment penalties of $49 million over the $47 million premium recorded upon assumption of this debt. We repurchased and redeemed portions of several series of senior notes, term loans and secured mortgage debt that resulted in the recognition of a $68 million loss in 2017 and a $2 million gain in 2016. Through these activities, over the last three years, we reduced our effective interest rate and lengthened the maturities of our debt. See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for more information regarding our debt repurchases.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in the local, state and foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries.

The following table summarizes our income tax expense (benefit) (in millions):

	2018	2017	2016
Current income tax expense:
Income tax expense	$44	$39	$36
Income tax expense on dispositions	17	19	24
Income tax expense on dispositions related to acquired tax liabilities	1	2	-
Total current income tax expense	62	60	60

Deferred income tax expense (benefit):
Income tax expense (benefit)	2	(3)	(5)
Income tax benefit on dispositions related to acquired tax liabilities	(1)	(2)	-
Total deferred income tax expense (benefit)	1	(5)	(5)
Total income tax expense	$63	$55	$55

Our income taxes are discussed in more detail in Note 13 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $174 million, $109 million and $83 million in 2018, 2017 and 2016, respectively. Included in these amounts were $49 million, $45 million and $35 million in 2018, 2017 and 2016, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 11 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 15 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions and other comprehensive income (loss).

ENVIRONMENTAL MATTERS

See Note 16 in the Consolidated Financial Statements for further information about environmental liabilities.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2018, 100 properties in our development portfolio were 50.8% leased with a current investment of $2.1 billion and a TEI of $3.6 billion when completed and leased, leaving $1.5 billion of estimated additional required investment);

•	development of new properties for long-term investment or contributions to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $273 million in 2019;

•	additional investments in current unconsolidated co-investment ventures or new investments in future unconsolidated co-investment ventures;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($344 million at December 31, 2018);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets;

•

borrowing capacity under our current credit facility arrangements, other facilities or borrowing arrangements ($3.4 billion available at December 31, 2018, which increased to $3.9 billion available in January 2019 after we upsized our global senior credit facility (the “Global Facility”), as discussed below); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency at December 31 (dollars in millions):

	2018			2017
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.3%	$636	5.8%	2.3%	$672	7.1%
Canadian dollar	3.6%	266	2.4%	3.3%	451	4.8%
Euro	2.2%	4,894	44.1%	2.6%	3,840	40.8%
Japanese yen	0.9%	1,952	17.6%	0.9%	1,306	13.9%
U.S. dollar	4.5%	3,342	30.1%	4.1%	3,144	33.4%
Total debt (1)	2.7%	$11,090		2.9%	$9,413

(1)	The weighted average maturity for total debt outstanding at December 31, 2018 and 2017 was 76 months and 67 months, respectively.

We had the following significant consolidated debt activity during 2018, which resulted in extending our debt maturities and lowering our weighted average interest rate (principal in millions):

		Principal
	Borrowing Currency	Borrowing Currency	USD	Stated Interest Rate	Fixed/Variable	Maturity
Repurchase of and payments on debt (1)
2015 Canadian Term Loan	CAD	$201	$159	CDOR + 1.5%	Variable	February 2023

Issuance of debt (1)
Senior notes	EUR	€400	$494	Euribor + 0.3%	Variable	January 2020
Senior notes	USD	$700	$700	3.9% – 4.4%	Fixed	September 2028 – 2048
Senior notes	EUR	€700	$819	1.9%	Fixed	January 2029
Senior notes	JPY	¥55,100	$489	0.7% – 1.5%	Fixed	September 2025 – 2038
December 2018 Yen Term Loan	JPY	¥20,000	$182	1.2% and Yen LIBOR + 0.7%	Fixed/Variable	December 2031 – June 2033

(1)	Excludes the debt assumed in the DCT Transaction of $1.9 billion and repayment of $1.8 billion during 2018. See Note 8 to the Consolidated Financial Statements for more information.

At December 31, 2018, we had credit facilities with an aggregate borrowing capacity of $3.5 billion, of which $3.4 billion was available for borrowing. In January 2019, we upsized our Global Facility to $3.5 billion with maturity in January 2023, bringing our total aggregate borrowing capacity to $4.0 billion.

Our credit ratings at December 31, 2018, were A3 from Moody’s and A- from S&P, both with stable outlook. These ratings allow us to borrow at an advantageous rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2018, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 8 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at December 31, 2018 (in millions):

	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$433	$433	2019 – 2020
Prologis European Logistics Fund (1)	-	1,067	1,067	2019 – 2020
Prologis UK Logistics Venture (2)	18	99	117	2021
Prologis China Logistics Venture	224	1,272	1,496	2020 – 2024
Total	$242	$2,871	$3,113

(1)	Equity commitments are denominated in euro and reported in U.S. dollars based on an exchange rate of $1.15 U.S. dollars to the euro.

(2)	Equity commitments are denominated in British pounds sterling and reported in U.S. dollars based on an exchange rate of $1.28 U.S. dollars to the British pound sterling.

As discussed above, in January 2019 we formed PBLV with one venture partner for total equity commitments of R$3.3 billion ($878 million). At closing, a majority of the initial commitments were satisfied through an acquisition of a portfolio of properties from us.

See the Cash Flow Summary below for more information about our investment activity in the co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity (in millions):

	2018	2017	2016
Net cash provided by operating activities	$1,804	$1,687	$1,417
Net cash provided by (used in) investing activities	$(664)	$543	$1,252
Net cash used in financing activities	$(1,232)	$(2,607)	$(2,125)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(103)	$(360)	$543

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation on our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $67 million, $81 million and $94 million for 2018, 2017 and 2016, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of the net revenues from our Strategic Capital segment. Included in Strategic Capital Revenues is the third-party investors’ share of the total promote revenue, which is recognized in operating activities in the period it is received.

•

G&A expenses and equity-based compensation awards. We incurred $239 million, $231 million and $222 million of G&A costs in 2018, 2017 and 2016, respectively. Included in these amounts are equity-based, noncash compensation expenses of $76 million, $77 million and $60 million in 2018, 2017 and 2016, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $350 million, $307 million and $287 million of distributions from our unconsolidated entities in 2018, 2017 and 2016, respectively. Certain unconsolidated co-investment ventures distribute the total promote, including our share which is recorded to Investment In and Advances to Unconsolidated Entities and included in operating activities in the period it is received.

•

Cash paid for interest and income taxes, net. We paid combined amounts for interest and income taxes, net of amounts received, of $266 million, $325 million and $352 million in 2018, 2017 and 2016, respectively. See Notes 8 and 13 to the Consolidated Financial Statements for further information on this activity.

Investing Activities

Cash provided by investing activities is primarily driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is principally driven by our investments in real estate development, acquisitions and capital expenditures. See Note 4 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash provided by or used in investing activities:

•

DCT Transaction, net of cash acquired. We paid net cash of $46 million to complete the DCT Transaction in 2018, primarily due to transaction costs. The acquisition was financed through the issuance of equity and assumption of debt. See Notes 3 and 18 to the Consolidated Financial Statements for more detail on the DCT Transaction.

•

Investments in and advances to. We invested cash in our unconsolidated co-investment ventures and other ventures, which represented our proportionate share of $160 million, $250 million and $266 million in 2018, 2017 and 2016, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•	Acquisition of a controlling interest. We paid net cash of $375 million to acquire a controlling interest in certain joint ventures in Brazil in 2017.

•

Return of investment. We received distributions from unconsolidated entities as a return of investment of $360 million, $209 million and $777 million during 2018, 2017 and 2016, respectively. Included in these amounts were proceeds from the sale or redemption of our investment in these entities and properties sold by certain unconsolidated entities.

•

Repayment of notes receivable backed by real estate. We received $34 million, $32 million and $203 million for the repayment of notes received in connection with the disposition of real estate to third parties in 2018, 2017 and 2016, respectively.

•

Settlement of net investment hedges. We received net proceeds of $18 million, $2 million and $80 million from the settlement of net investment hedges during 2018, 2017 and 2016, respectively. See Note 15 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is primarily driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions. The following significant transactions impacted our cash provided by or used in financing activities:

•

Settlement of noncontrolling interests. We paid net cash of $710 million to acquire our partner’s interest in NAIF and $80 million to acquire our partner’s interest in the Prologis Brazil Logistics Partners Fund I, L.P. in 2017.

•	Other debt activity. Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity (in millions):

	2018	2017	2016
Repurchase of and payments on debt (including extinguishment costs) (1)
Regularly scheduled debt principal payments and payments at maturity	$201	$238	$233
Senior notes	973	1,567	-
Term loans	2,484	1,236	1,612
Secured mortgage debt	508	538	457
Total	$4,166	$3,579	$2,302

Proceeds from the issuance of debt
Senior notes	$2,493	$645	$-
Term loans	2,178	1,735	973
Secured mortgage debt	229	40	397
Total	$4,900	$2,420	$1,370

(1)

We completed the DCT Transaction in 2018 and assumed $1.9 billion of debt, of which $1.8 billion was paid off with the proceeds from the issuance of senior notes. The assumption of $1.9 billion of debt is excluded from the table above. See Note 8 to the Consolidated Financial Statements for more detail on debt.

OFF-BALANCE SHEET ARRANGEMENTS

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures, at December 31, 2018, of $5.4 billion. The ventures listed below had total third-party debt of $8.1 billion at December 31, 2018. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis and other investors in the co-investment ventures, matures and bears interest as follows at December 31, 2018 (dollars in millions):

	Debt (1)	Weighted Average Interest Rate	Gross Book Value (1)	Ownership %
Prologis Targeted U.S. Logistics Fund	$2,094	4.2%	$7,907	27.4%
FIBRA Prologis	838	4.3%	2,140	46.7%
Prologis European Logistics Fund	2,238	2.5%	9,400	27.9%
Prologis UK Logistics Venture	310	3.4%	439	15.0%
Nippon Prologis REIT	1,957	0.7%	5,316	15.1%
Prologis China Logistics Venture	711	5.6%	1,178	15.0%
Total	$8,148		$26,380

(1)

The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.0% at December 31, 2018. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At December 31, 2018, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

CONTRACTUAL OBLIGATIONS

Long-Term Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2018 (in millions):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations, other than credit facilities	$273	$2,672	$2,740	$5,426	$11,111
Interest on debt obligations, other than credit facilities	281	488	391	726	1,886
Unfunded commitments on the development portfolio (1)	1,214	214	-	-	1,428
Operating lease payments (2)	39	73	62	670	844
Total	$1,807	$3,447	$3,193	$6,822	$15,269

(1)

We had properties in our consolidated development portfolio (completed and under development) at December 31, 2018, with a TEI of $3.6 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs that we expect to incur as the property is leased.

(2)

Due to a new accounting standard effective January 1, 2019, as a lessee we are required to record both a right-of-use asset and lease liability for our ground and office space leases that we expect to approximate the present value of our future minimum lease payments at December 31, 2018. See Note 2 to the Consolidated Financial Statements for additional information.

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities.

Under the Internal Revenue Code, REITs may be subject to certain federal income and excise taxes on our undistributed taxable income. The Tax Cuts and Jobs Act, enacted on December 22, 2017, did not modify our current distribution policy. See Note 13 to the Consolidated Financial Statements for more information on the Tax Cuts and Jobs Act.

We paid quarterly cash dividends of $0.48, $0.44 and $0.42 per common share in 2018, 2017 and 2016, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in 2018, 2017 and 2016.

At December 31, 2018, we had 1.4 million shares of Series Q preferred stock outstanding with a liquidation preference of $50 per share. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears. Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Other Commitments

On a continuing basis, we are engaged in various stages of negotiations for the acquisition or disposition of individual properties or portfolios of properties.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires judgment on the part of management about the effect of a matter that is inherently uncertain and is material to an entity’s financial condition and results of operations. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies. Refer to Note 2 for more information on these critical accounting policies.

Acquisitions

We generally account for an acquisition of a single property or portfolio of properties as an asset acquisition. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged and any excess consideration or bargain purchase amount is allocated to the real estate properties, excluding those identified as held for sale, on a relative fair value basis.

We make estimates as part of our valuation of the assumed assets and liabilities at the acquisition date. The components of an acquisition typically include buildings, land, improvements, intangible assets or liabilities related to the acquired leases, debt, deferred tax liabilities and other assumed assets and liabilities. The purchase price allocation is based on the expected future cash flows of the property and various characteristics of the markets where the property is located utilizing an income approach methodology, which may be a discounted cash flow analysis or applying a capitalization rate to the estimated NOI of a property. Key assumptions include market rents, growth rates, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine discount and capitalization rates by market based on recent transactions and other market data. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. The use of different assumptions to value the acquired properties and intangible assets and assumed liabilities could affect the future revenues and expenses we recognize over the estimated remaining useful life or lease term.

Recoverability of Real Estate Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. To review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to the estimated NOI of a property, quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of a property that we expect to hold is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. Assumptions and estimates used in the recoverability analyses for future cash flows, including market rents, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP (in millions).

	2018	2017	2016
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$1,643	$1,642	$1,203

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	913	848	900
Gains on real estate transactions, net (excluding development properties and land)	(371)	(855)	(423)
Reconciling items related to noncontrolling interests	23	(39)	(105)
Our share of reconciling items included in earnings from unconsolidated entities	142	147	162
NAREIT defined FFO	2,350	1,743	1,737

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	(120)	69	(8)
Deferred income tax expense (benefit)	1	(5)	(5)
Current income tax expense related to acquired tax liabilities	1	2	-
Reconciling items related to noncontrolling interests	-	-	1
Our share of reconciling items included in earnings from unconsolidated entities	-	(14)	(23)
FFO, as modified by Prologis	2,232	1,795	1,702

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(470)	(328)	(334)
Current income tax expense on dispositions	17	19	24
Acquisition expenses	-	-	4
Losses (gains) on early extinguishment of debt and repurchase of preferred stock, net	3	72	(2)
Reconciling items related to noncontrolling interests	6	-	4
Our share of reconciling items included in earnings from unconsolidated entities	-	(7)	2
Core FFO	$1,788	$1,551	$1,400

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, specifically: The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position and we may be unable to refinance our debt or our cash flow may be insufficient to make required debt payments. See also Notes 2 and 15 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2018. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may designate the debt as a nonderivative net investment hedge. We may also hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At December 31, 2018, after consideration of our derivative and nonderivative financial instruments as discussed in Note 15 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the year ended December 31, 2018, $509 million or 18.2% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have Brazilian real, British pound sterling, Canadian dollar, euro and Japanese yen forward contracts, which were not designated as hedges, and have an aggregate notional amount of $669 million to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies.

Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $67 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At December 31, 2018, $9.2 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. At December 31, 2018, $1.8 billion of our debt bore interest at variable rates. The following table summarizes the principal payments, including net premium and debt issuance costs, by maturity date at December 31, 2018 (in millions):

	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt (1)	$264	$1,150	$818	$803	$6,208	$9,243	$9,591
Weighted average interest rate (2)	7.5%	0.9%	1.7%	3.1%	3.2%	2.9%

Variable rate debt
Credit facilities	$-	$51	$-	$-	$-	$51	$51
Term loans	-	499	-	271	848	1,618	1,633
Secured mortgage debt	-	10	168	-	-	178	178
Total variable rate debt	$-	$560	$168	$271	$848	$1,847	$1,862

(1)	At December 31, 2018, we had interest rate swap agreements to fix $500 million of our floating rate euro senior notes issued in January 2018, which are included in fixed rate debt.

(2)

The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at December 31, 2018 for the debt outstanding and include the impact of interest rate swaps, which effectively fix the interest rate on our variable rate debt.

At December 31, 2018, the weighted average effective interest rate on our variable rate debt was 1.8%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates based on our average outstanding variable rate debt balances, not subject to interest rate swap agreements, would result in additional annual interest expense of $4 million for the year ended December 31, 2018, which equates to a change in interest rates of 19 basis points.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2018 and 2017, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements of Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2018, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are presented in Note 19 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (The Parent)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2018, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2018, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2018, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Controls and Procedures (The OP)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2018, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2018, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2018, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2019 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2019 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2019 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2019 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2019 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

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

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 94 to 100 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 44 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

February 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Prologis, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes to the consolidated financial statements and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

February 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 13, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado

February 13, 2019

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Investments in real estate properties	$34,586,987	$25,838,644
Less accumulated depreciation	4,656,680	4,059,348
Net investments in real estate properties	29,930,307	21,779,296
Investments in and advances to unconsolidated entities	5,745,294	5,496,450
Assets held for sale or contribution	622,288	342,060
Notes receivable backed by real estate	-	34,260
Net investments in real estate	36,297,889	27,652,066

Cash and cash equivalents	343,856	447,046
Other assets	1,775,919	1,381,963
Total assets	$38,417,664	$29,481,075

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,089,815	$9,412,631
Accounts payable and accrued expenses	760,515	702,804
Other liabilities	766,446	659,899
Total liabilities	12,616,776	10,775,334

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2018 and 2017	68,948	68,948
Common stock; $0.01 par value; 629,616 and 532,186 shares issued and outstanding at December 31, 2018 and 2017, respectively	6,296	5,322
Additional paid-in capital	25,685,987	19,363,007
Accumulated other comprehensive loss	(1,084,671)	(901,658)
Distributions in excess of net earnings	(2,378,467)	(2,904,461)
Total Prologis, Inc. stockholders’ equity	22,298,093	15,631,158
Noncontrolling interests	3,502,795	3,074,583
Total equity	25,800,888	18,705,741
Total liabilities and equity	$38,417,664	$29,481,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental	$1,858,889	$1,737,839	$1,734,844
Rental recoveries	529,902	487,302	485,565
Strategic capital	406,300	373,889	303,562
Development management and other	9,358	19,104	9,164
Total revenues	2,804,449	2,618,134	2,533,135
Expenses:
Rental	600,648	569,523	568,870
Strategic capital	157,040	155,141	128,506
General and administrative	238,985	231,059	222,067
Depreciation and amortization	947,214	879,140	930,985
Other	13,560	12,205	14,329
Total expenses	1,957,447	1,847,068	1,864,757

Operating income	847,002	771,066	668,378

Other income (expense):
Earnings from unconsolidated entities, net	298,260	248,567	206,307
Interest expense	(229,141)	(274,486)	(303,146)
Interest and other income, net	14,663	13,731	8,101
Gains on real estate transactions, net	840,996	1,182,965	757,398
Foreign currency and derivative gains (losses), net	117,096	(57,896)	7,582
Gains (losses) on early extinguishment of debt, net	(2,586)	(68,379)	2,484
Total other income	1,039,288	1,044,502	678,726
Earnings before income taxes	1,886,290	1,815,568	1,347,104
Total income tax expense	63,330	54,609	54,564
Consolidated net earnings	1,822,960	1,760,959	1,292,540
Less net earnings attributable to noncontrolling interests	173,599	108,634	82,608
Net earnings attributable to controlling interests	1,649,361	1,652,325	1,209,932
Less preferred stock dividends	5,935	6,499	6,714
Loss on preferred stock repurchase	-	3,895	-
Net earnings attributable to common stockholders	$1,643,426	$1,641,931	$1,203,218

Weighted average common shares outstanding – Basic	567,367	530,400	526,103
Weighted average common shares outstanding – Diluted	590,239	552,300	546,666

Net earnings per share attributable to common stockholders – Basic	$2.90	$3.10	$2.29

Net earnings per share attributable to common stockholders – Diluted	$2.87	$3.06	$2.27

Dividends per common share	$1.92	$1.76	$1.68

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Consolidated net earnings	$1,822,960	$1,760,959	$1,292,540
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(190,590)	63,455	(135,958)
Unrealized gains (losses) on derivative contracts, net	(1,323)	22,591	(1,349)
Comprehensive income	1,631,047	1,847,005	1,155,233
Net earnings attributable to noncontrolling interests	(173,599)	(108,634)	(82,608)
Other comprehensive loss (income) attributable to noncontrolling interests	8,900	(50,231)	(8,737)
Comprehensive income attributable to common stockholders	$1,466,348	$1,688,140	$1,063,888

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2016	$78,235	524,512	$5,245	$19,302,367	$(791,429)	$(3,926,483)	$3,752,901	$18,420,836
Consolidated net earnings	-	-	-	-	-	1,209,932	82,608	1,292,540
Effect of equity compensation plans	-	2,282	23	91,191	-	-	26,483	117,697
Issuance of units related to acquisitions	-	-	-	-	-	-	3,162	3,162
Conversion of noncontrolling interests	-	1,877	19	52,237	-	-	(52,256)	-
Foreign currency translation gains (losses), net	-	-	-	-	(144,730)	-	8,772	(135,958)
Unrealized losses on derivative contracts, net	-	-	-	-	(1,314)	-	(35)	(1,349)
Reallocation of equity	-	-	-	8,657	-	-	(8,657)	-
Distributions and other	-	-	-	587	-	(893,456)	(345,919)	(1,238,788)
Balance at December 31, 2016	$78,235	528,671	$5,287	$19,455,039	$(937,473)	$(3,610,007)	$3,467,059	$18,458,140
Consolidated net earnings	-	-	-	-	-	1,652,325	108,634	1,760,959
Effect of equity compensation plans	-	2,000	20	74,506	-	-	41,446	115,972
Capital contributions	-	-	-	-	-	-	254,214	254,214
Repurchase of preferred stock	(9,287)	-	-	-	-	(3,895)	-	(13,182)
Purchase of noncontrolling interests	-	-	-	(202,040)	-	-	(611,807)	(813,847)
Conversion of noncontrolling interests	-	1,515	15	47,711	-	-	(47,726)	-
Foreign currency translation gains, net	-	-	-	-	13,810	-	49,645	63,455
Unrealized gains on derivative contracts, net	-	-	-	-	22,005	-	586	22,591
Reallocation of equity	-	-	-	(12,143)	-	-	12,143	-
Distributions and other	-	-	-	(66)	-	(942,884)	(199,611)	(1,142,561)
Balance at December 31, 2017	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741
Consolidated net earnings	-	-	-	-	-	1,649,361	173,599	1,822,960
Effect of equity compensation plans	-	1,251	12	33,544	-	-	52,219	85,775
DCT Transaction, net of issuance costs	-	96,179	962	6,321,667	-	-	298,092	6,620,721
Capital contributions	-	-	-	-	-	-	181,866	181,866
Redemption of noncontrolling interests	-	-	-	(11,257)	-	-	(64,663)	(75,920)
Foreign currency translation losses, net	-	-	-	-	(181,728)	-	(8,862)	(190,590)
Unrealized losses on derivative contracts, net	-	-	-	-	(1,285)	-	(38)	(1,323)
Reallocation of equity	-	-	-	(20,849)	-	-	20,849	-
Distributions and other	-	-	-	(125)	-	(1,123,367)	(224,850)	(1,348,342)
Balance at December 31, 2018	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Consolidated net earnings	$1,822,960	$1,760,959	$1,292,540
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(66,938)	(81,021)	(93,608)
Equity-based compensation awards	76,093	76,640	60,341
Depreciation and amortization	947,214	879,140	930,985
Earnings from unconsolidated entities, net	(298,260)	(248,567)	(206,307)
Operating distributions from unconsolidated entities	349,877	307,220	286,651
Decrease (increase) in operating receivables from unconsolidated entities	(39,890)	(30,893)	14,823
Amortization of debt discounts (premiums), net and debt issuance costs	12,653	751	(15,137)
Gains on real estate transactions, net	(840,996)	(1,182,965)	(757,398)
Unrealized foreign currency and derivative losses (gains), net	(120,358)	68,956	(8,052)
Losses (gains) on early extinguishment of debt, net	2,586	68,379	(2,484)
Deferred income tax expense (benefit)	1,448	(5,005)	(5,525)
Decrease (increase) in accounts receivable and other assets	(72,955)	37,278	(106,337)
Increase in accounts payable and accrued expenses and other liabilities	30,125	36,374	26,513
Net cash provided by operating activities	1,803,559	1,687,246	1,417,005
Investing activities:
Real estate development	(1,953,144)	(1,606,133)	(1,641,560)
DCT Transaction, net of cash acquired	(45,870)	-	-
Real estate acquisitions	(999,131)	(442,696)	(458,516)
Tenant improvements and lease commissions on previously leased space	(134,868)	(153,255)	(165,933)
Property improvements	(93,073)	(110,635)	(101,677)
Proceeds from dispositions and contributions of real estate properties	2,310,388	3,236,603	2,826,408
Investments in and advances to unconsolidated entities	(160,358)	(249,735)	(265,951)
Acquisition of a controlling interest in unconsolidated entities, net of cash received	-	(374,605)	-
Return of investment from unconsolidated entities	360,278	209,151	776,550
Proceeds from repayment of notes receivable backed by real estate	34,260	32,100	202,950
Proceeds from the settlement of net investment hedges	29,425	7,541	79,767
Payments on the settlement of net investment hedges	(11,703)	(5,058)	-
Net cash provided by (used in) investing activities	(663,796)	543,278	1,252,038
Financing activities:
Proceeds from issuance of common stock	6,891	32,858	39,470
Dividends paid on common and preferred stock	(1,123,367)	(942,884)	(893,455)
Repurchase of preferred stock	-	(13,182)	-
Noncontrolling interests contributions	170,066	240,925	2,168
Noncontrolling interests distributions	(224,850)	(207,788)	(343,550)
Settlement of noncontrolling interests	(75,920)	(813,847)	(3,083)
Tax paid for shares withheld	(26,508)	(19,775)	(8,570)
Debt and equity issuance costs paid	(17,446)	(7,054)	(20,123)
Net proceeds from (payments on) credit facilities	(674,559)	283,255	33,435
Repurchase of and payments on debt	(4,166,088)	(3,578,889)	(2,301,647)
Proceeds from the issuance of debt	4,899,680	2,419,797	1,369,890
Net cash used in financing activities	(1,232,101)	(2,606,584)	(2,125,465)

Effect of foreign currency exchange rate changes on cash	(10,852)	15,790	(342)
Net increase (decrease) in cash and cash equivalents	(103,190)	(360,270)	543,236
Cash and cash equivalents, beginning of year	447,046	807,316	264,080
Cash and cash equivalents, end of year	$343,856	$447,046	$807,316

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2018	2017
ASSETS
Investments in real estate properties	$34,586,987	$25,838,644
Less accumulated depreciation	4,656,680	4,059,348
Net investments in real estate properties	29,930,307	21,779,296
Investments in and advances to unconsolidated entities	5,745,294	5,496,450
Assets held for sale or contribution	622,288	342,060
Notes receivable backed by real estate	-	34,260
Net investments in real estate	36,297,889	27,652,066

Cash and cash equivalents	343,856	447,046
Other assets	1,775,919	1,381,963
Total assets	$38,417,664	$29,481,075

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,089,815	$9,412,631
Accounts payable and accrued expenses	760,515	702,804
Other liabilities	766,446	659,899
Total liabilities	12,616,776	10,775,334

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	22,229,145	15,562,210
Limited partners – common	371,281	165,401
Limited partners – Class A common	295,045	248,940
Total partners’ capital	22,964,419	16,045,499
Noncontrolling interests	2,836,469	2,660,242
Total capital	25,800,888	18,705,741
Total liabilities and capital	$38,417,664	$29,481,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental	$1,858,889	$1,737,839	$1,734,844
Rental recoveries	529,902	487,302	485,565
Strategic capital	406,300	373,889	303,562
Development management and other	9,358	19,104	9,164
Total revenues	2,804,449	2,618,134	2,533,135
Expenses:
Rental	600,648	569,523	568,870
Strategic capital	157,040	155,141	128,506
General and administrative	238,985	231,059	222,067
Depreciation and amortization	947,214	879,140	930,985
Other	13,560	12,205	14,329
Total expenses	1,957,447	1,847,068	1,864,757

Operating income	847,002	771,066	668,378

Other income (expense):
Earnings from unconsolidated entities, net	298,260	248,567	206,307
Interest expense	(229,141)	(274,486)	(303,146)
Interest and other income, net	14,663	13,731	8,101
Gains on real estate transactions, net	840,996	1,182,965	757,398
Foreign currency and derivative gains (losses), net	117,096	(57,896)	7,582
Gains (losses) on early extinguishment of debt, net	(2,586)	(68,379)	2,484
Total other income	1,039,288	1,044,502	678,726
Earnings before income taxes	1,886,290	1,815,568	1,347,104
Total income tax expense	63,330	54,609	54,564
Consolidated net earnings	1,822,960	1,760,959	1,292,540
Less net earnings attributable to noncontrolling interests	124,712	63,620	48,307
Net earnings attributable to controlling interests	1,698,248	1,697,339	1,244,233
Less preferred unit distributions	5,935	6,499	6,714
Loss on preferred unit repurchase	-	3,895	-
Net earnings attributable to common unitholders	$1,692,313	$1,686,945	$1,237,519

Weighted average common units outstanding – Basic	575,798	536,335	532,326
Weighted average common units outstanding – Diluted	590,239	552,300	546,666

Net earnings per unit attributable to common unitholders – Basic	$2.90	$3.10	$2.29

Net earnings per unit attributable to common unitholders – Diluted	$2.87	$3.06	$2.27

Distributions per common unit	$1.92	$1.76	$1.68

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Consolidated net earnings	$1,822,960	$1,760,959	$1,292,540
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(190,590)	63,455	(135,958)
Unrealized gains (losses) on derivative contracts, net	(1,323)	22,591	(1,349)
Comprehensive income	1,631,047	1,847,005	1,155,233
Net earnings attributable to noncontrolling interests	(124,712)	(63,620)	(48,307)
Other comprehensive loss (income) attributable to noncontrolling interests	3,416	(49,278)	(12,601)
Comprehensive income attributable to common unitholders	$1,509,751	$1,734,107	$1,094,325

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2016	1,565	$78,235	524,512	$14,589,700	6,711	$186,683	8,894	$245,991	$3,320,227	$18,420,836
Consolidated net earnings	-	-	-	1,209,932	-	14,232	-	20,069	48,307	1,292,540
Effect of equity compensation plans	-	-	2,282	91,214	440	26,483	-	-	-	117,697
Issuance of units related to acquisitions	-	-	-	-	71	3,162	-	-	-	3,162
Conversion of limited partners units	-	-	1,877	52,256	(1,877)	(52,256)	-	-	-	-
Foreign currency translation gains (losses), net	-	-	-	(144,730)	-	(1,457)	-	(2,372)	12,601	(135,958)
Unrealized losses on derivative contracts, net	-	-	-	(1,314)	-	(13)	-	(22)	-	(1,349)
Reallocation of capital	-	-	-	8,657	-	(12,414)	-	3,757	-	-
Distributions and other	-	-	-	(892,869)	(22)	(14,247)	-	(23,006)	(308,666)	(1,238,788)
Balance at December 31, 2016	1,565	$78,235	528,671	$14,912,846	5,323	$150,173	8,894	$244,417	$3,072,469	$18,458,140
Consolidated net earnings	-	-	-	1,652,325	-	18,372	-	26,642	63,620	1,760,959
Effect of equity compensation plans	-	-	2,000	74,526	1,386	41,446	-	-	-	115,972
Capital contributions	-	-	-	-	-	-	-	-	254,214	254,214
Repurchase of preferred units	(186)	(9,287)	-	(3,895)	-	-	-	-	-	(13,182)
Purchase of noncontrolling interests	-	-	-	(202,040)	-	-	-	-	(587,976)	(790,016)
Redemption of limited partnership units	-	-	-	-	(369)	(23,831)	-	-	-	(23,831)
Conversion of limited partners units	-	-	1,515	47,726	(684)	(18,753)	-	-	(28,973)	-
Foreign currency translation gains, net	-	-	-	13,810	-	146	-	221	49,278	63,455
Unrealized gains on derivative contracts, net	-	-	-	22,005	-	234	-	352	-	22,591
Reallocation of capital	-	-	-	(12,143)	-	11,829	-	314	-	-
Distributions and other	-	-	-	(942,950)	-	(14,215)	-	(23,006)	(162,390)	(1,142,561)
Balance at December 31, 2017	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741
Consolidated net earnings	-	-	-	1,649,361	-	24,422	-	24,465	124,712	1,822,960
Effect of equity compensation plans	-	-	1,251	33,556	2,087	52,219	-	-	-	85,775
DCT Transaction, net of issuance costs	-	-	96,179	6,322,629	3,551	233,472	-	-	64,620	6,620,721
Capital contributions	-	-	-	-	-	-	-	-	181,866	181,866
Redemption of noncontrolling interests	-	-	-	(11,257)	-	-	-	-	(11,471)	(22,728)
Redemption of limited partnership units	-	-	-	-	(778)	(50,390)	(45)	(2,802)	-	(53,192)
Foreign currency translation losses, net	-	-	-	(181,728)	-	(3,035)	-	(2,411)	(3,416)	(190,590)
Unrealized losses on derivative contracts, net	-	-	-	(1,285)	-	(21)	-	(17)	-	(1,323)
Reallocation of capital	-	-	-	(20,849)	-	(28,969)	-	49,818	-	-
Distributions and other	-	-	-	(1,123,492)	-	(21,818)	-	(22,948)	(180,084)	(1,348,342)
Balance at December 31, 2018	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Consolidated net earnings	$1,822,960	$1,760,959	$1,292,540
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(66,938)	(81,021)	(93,608)
Equity-based compensation awards	76,093	76,640	60,341
Depreciation and amortization	947,214	879,140	930,985
Earnings from unconsolidated entities, net	(298,260)	(248,567)	(206,307)
Operating distributions from unconsolidated entities	349,877	307,220	286,651
Decrease (increase) in operating receivables from unconsolidated entities	(39,890)	(30,893)	14,823
Amortization of debt discounts (premiums), net and debt issuance costs	12,653	751	(15,137)
Gains on real estate transactions, net	(840,996)	(1,182,965)	(757,398)
Unrealized foreign currency and derivative losses (gains), net	(120,358)	68,956	(8,052)
Losses (gains) on early extinguishment of debt, net	2,586	68,379	(2,484)
Deferred income tax expense (benefit)	1,448	(5,005)	(5,525)
Decrease (increase) in accounts receivable and other assets	(72,955)	37,278	(106,337)
Increase in accounts payable and accrued expenses and other liabilities	30,125	36,374	26,513
Net cash provided by operating activities	1,803,559	1,687,246	1,417,005
Investing activities:
Real estate development	(1,953,144)	(1,606,133)	(1,641,560)
DCT Transaction, net of cash acquired	(45,870)	-	-
Real estate acquisitions	(999,131)	(442,696)	(458,516)
Tenant improvements and lease commissions on previously leased space	(134,868)	(153,255)	(165,933)
Property improvements	(93,073)	(110,635)	(101,677)
Proceeds from dispositions and contributions of real estate properties	2,310,388	3,236,603	2,826,408
Investments in and advances to unconsolidated entities	(160,358)	(249,735)	(265,951)
Acquisition of a controlling interest in unconsolidated entities, net of cash received	-	(374,605)	-
Return of investment from unconsolidated entities	360,278	209,151	776,550
Proceeds from repayment of notes receivable backed by real estate	34,260	32,100	202,950
Proceeds from the settlement of net investment hedges	29,425	7,541	79,767
Payments on the settlement of net investment hedges	(11,703)	(5,058)	-
Net cash provided by (used in) investing activities	(663,796)	543,278	1,252,038
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	6,891	32,858	39,470
Distributions paid on common and preferred units	(1,168,133)	(980,105)	(931,559)
Repurchase of preferred units	-	(13,182)	-
Noncontrolling interests contributions	170,066	240,925	2,168
Noncontrolling interests distributions	(180,084)	(170,567)	(306,297)
Settlement of noncontrolling interests	(22,728)	(790,016)	(2,232)
Redemption of common limited partnership units	(53,192)	(23,831)	-
Tax paid for shares of the Parent withheld	(26,508)	(19,775)	(8,570)
Debt and equity issuance costs paid	(17,446)	(7,054)	(20,123)
Net proceeds from (payments on) credit facilities	(674,559)	283,255	33,435
Repurchase of and payments on debt	(4,166,088)	(3,578,889)	(2,301,647)
Proceeds from the issuance of debt	4,899,680	2,419,797	1,369,890
Net cash used in financing activities	(1,232,101)	(2,606,584)	(2,125,465)

Effect of foreign currency exchange rate changes on cash	(10,852)	15,790	(342)
Net increase (decrease) in cash and cash equivalents	(103,190)	(360,270)	543,236
Cash and cash equivalents, beginning of year	447,046	807,316	264,080
Cash and cash equivalents, end of year	$343,856	$447,046	$807,316

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 19 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership and development of logistics properties. Our Strategic Capital segment represents the management of unconsolidated co-investment ventures and other unconsolidated entities. See Note 17 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2018, the Parent owned a 97.09% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.91% common limited partnership interests, which include 8.8 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Consolidation. We consolidate all entities that are wholly owned and those in which we own less than 100% of the equity but control, as well as any variable interest entities (“VIEs”) in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a VIE and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity.

For entities that are not defined as VIEs, we first consider whether we are the general partner or the limited partner (or the equivalent in such investments that are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such entities that do not have rights that would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating or kick-out rights, we apply the equity method of accounting since, as the general partner, we have the ability to exercise significant influence over the operating and financial policies of the venture. For ventures for which we are a limited partner or our investment is in an entity that is not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners. In instances where the factors indicate that we have a controlling financial interest in the venture, we consolidate the entity.

Reclassifications. Certain amounts included in the Consolidated Financial Statements for 2016 have been reclassified to conform to the 2018 financial statement presentation.

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

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect at the date of the transaction. We translate our share of the net income or loss of our unconsolidated entities at the average exchange rate for the period and significant nonrecurring transactions of the unconsolidated entities are translated at the rate in effect at the date of the transaction.

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

Acquisitions. We apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As most of our real estate acquisitions are concentrated in either a single or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property. The transaction costs related to the formation of equity method investments are also capitalized. For acquisitions prior to January 1, 2017 and those subsequently accounted for as a business combination, transaction costs were expensed as incurred. For asset acquisitions, the purchase price is allocated to the various components acquired, including an allocation to the individual buildings, land and lease intangibles on a relative fair value basis. Other monetary assets acquired and liabilities assumed, including debt, are recorded at fair value. Purchase price allocations for a business combination are recorded at fair value.

When we obtain control of an unconsolidated entity and the acquisition qualifies as a business combination, we account for the acquisition in accordance with the guidance for a business combination achieved in stages. We remeasure our previously held interest in the unconsolidated entity at its acquisition-date fair value and recognize any resulting gain or loss in earnings.

We allocate the purchase price using primarily Level 2 and Level 3 inputs (further defined in Fair Value Measurements below) as follows:

Investments in Real Estate Properties. We value operating properties as if vacant. We estimate fair value by applying an income approach methodology using either a discounted cash flow analysis or applying a capitalization rate to the estimated NOI of a property. Key assumptions include market rents, growth rates, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine the discount or capitalization rate by market based on recent transactions and other market data. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale.

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

We determine the fair value of our derivative financial instruments using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. We determine the fair values of our interest rate swaps using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. We base the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. We base the fair values of our net investment hedges on the change in the spot rate at the end of the period as compared with the strike price at inception.

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

Depreciation and Amortization. We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation on development buildings commences when the asset is ready for its intended use, which we define as the earlier of stabilization (90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to ground leases over the shorter of the estimated building improvement life or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term on leases commenced during 2018, based on square feet for all leases, was 64 months.

Capitalization of Costs. During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation and rehabilitation; if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. We capitalize transaction costs related to the acquisition of land for future development and operating properties that qualify as asset acquisitions. We capitalize costs incurred to successfully originate a lease that result directly from and are essential to acquire that lease, including internal costs that are incremental and identifiable as leasing activities. Leasing costs that meet the requirements for capitalization are presented as a component of Other Assets and all other capitalized costs are included in the investment basis of the real estate assets. Beginning January 1, 2019, we will no longer capitalize internal leasing costs.

Recoverability of Real Estate Assets. We assess the carrying values of our respective real estate assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. We measure the recoverability of the asset by comparing the carrying amount of the asset to the estimated future undiscounted cash flows. If our analysis indicates that the carrying value of the real estate property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

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

Derivative Financial Instruments. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest. Generally, we borrow in the functional currency of our consolidated subsidiaries. We may use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to both our foreign investments and the related earnings. In addition, we occasionally use interest rate swap and forward contracts to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows, primarily with variable-rate debt.

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

Designated Derivatives. We may choose to designate our derivative financial instruments, generally foreign currency forwards as net investment hedges in foreign operations or interest rate swaps or foreign currency forwards as cash flow hedges. At inception of the transaction, we formally designate and document the derivative financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, the effectiveness of our hedging transactions. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative financial instruments will generally be offset by changes in the cash flows or fair values of the underlying exposures being hedged.

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

In addition to the net investment hedges described above, we may issue debt in a currency that is not the same functional currency of the borrowing entity to hedge our international investments. We designate the debt and related accrued interest as a nonderivative net investment hedge to offset the translation and economic exposures related to our international investments. If the debt and related accrued interest exceeds the designated amount of our international investment, the foreign currency remeasurement on the unhedged portion of the debt during the period is recognized in Foreign Currency and Derivative Gains (Losses), Net.

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

Certain limited partnership interests, including OP units, are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest and the difference between the carrying value and the fair value of the common stock issued is recorded to additional paid-in-capital.

Revenue Recognition.

Rental Revenues and Recoveries. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers. We reflect amounts recovered from customers as revenues in the period that the applicable expenses are incurred. We make a provision for possible loss if the collection of a receivable balance is considered doubtful.

Strategic Capital Revenues. Strategic capital revenues include revenues we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include recurring fees such as property and asset management fees or transactional fees for leasing, acquisition, development, construction, financing, legal and tax services provided. We recognize these fees as we provide the services or on a cost basis for development fees.

We may also earn incentive returns (“promotes” or “promote revenues”) based on a venture’s cumulative returns over a certain time-period and the returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents, interest rates and foreign currency exchange rates. As these key inputs are highly volatile and out of our control, and such volatility can materially impact our promotes period over period, we recognize promote revenues at or near the end of the performance period. We include the third-party investors’ share of promotes in Strategic Capital Revenues.

We also earn fees from ventures that we consolidate. Upon consolidation, these fees are eliminated from our earnings and the third-party share of these fees are recognized as a reduction of Net Earnings Attributable to Noncontrolling Interests.

Development Management and Other Revenues. Development management and other revenues principally include development and construction management fees recognized as we provide the services or on a cost basis.

Gains on Real Estate Transactions, Net. We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from the disposition of real estate when known. We recognize gains or losses on the remeasurement of equity investments to fair value upon acquisition of a controlling interest in any of our previously unconsolidated entities and the transaction is considered the acquisition of a business.

Adoption of the new revenue recognition guidance on January 1, 2018 did not impact our recognition of sales to third parties. Beginning January 1, 2018, we recognize the entire gain attributed to contributions of real estate properties to unconsolidated entities. We previously recognized a gain on contribution only to the extent of the third-party ownership in the unconsolidated entity acquiring the property and deferred the portion of the gain related to our ownership through a reduction to our investment in the applicable unconsolidated entity. We adjusted our proportionate share of net earnings or losses recognized in future periods to reflect the entities’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis. For deferred gains from partial sales recorded prior to the adoption, we will continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party. If our ownership interest in an unconsolidated entity decreases and the decrease is expected to be permanent, we recognize the amounts relating to previously deferred gains to coincide with our new ownership interest.

Rental Expenses. Rental expenses principally include the cost of our property management personnel, utilities, repairs and maintenance, property insurance, real estate taxes and the other costs of managing the properties.

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

Income Taxes. Under the Internal Revenue Code, REITs are generally not required to pay federal income taxes if they distribute 100% of their taxable income and meet certain income, asset and stockholder tests. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain foreign, state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

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

We recognize deferred income taxes in certain taxable entities. For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis in assets and liabilities. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and assumed liabilities at the estimated fair value at the date of acquisition, as discussed above. For our taxable subsidiaries, including certain international jurisdictions, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible and intangible assets at the date of acquisition. Any subsequent increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, are reflected in earnings.

If taxable income is generated in these subsidiaries, we recognize a benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. If the reversal of the deferred income tax liability results from a sale or contribution of assets, the classification of the reversal to the Consolidated Statements of Income is based on the taxability of the transaction. We record the reversal to deferred income tax benefit as a taxable transaction if we dispose of the asset. We record the reversal as Gains on Real Estate Transactions, Net as a non-taxable transaction if we dispose of the entity that owns the asset.

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

We adopted the revenue recognition and derecognition of non-financial assets standard, collectively the “new revenue recognition standard,” on January 1, 2018, on a modified retrospective basis.

Rental revenues and recoveries earned from leasing our operating properties are excluded from this ASU and will be assessed with the adoption of the lease ASU discussed below. Our evaluation under the new revenue recognition standard included recurring and transactional fees and promotes earned from our co-investment ventures as well as dispositions and contributions of real estate properties. There is no change in our recognition of recurring and transactional fees as we will continue to recognize these fees as we provide the services. As discussed above in our policy on Strategic Capital Revenues, promote revenues are recognized at or near the end of the performance period.

For dispositions of real estate properties to third parties, the ASU did not impact the recognition of the sale. Beginning January 1, 2018, we recognized the entire gain attributed to contributions of real estate properties to unconsolidated entities.

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

New Accounting Standards Issued but not yet Adopted

Leases. In February 2016, the FASB issued an ASU that provides the principles for the recognition, measurement, presentation and disclosure of leases. In July 2018, the FASB issued an additional ASU that provided for targeted improvements to the February 2016 ASU. We refer to both ASUs collectively as the “new lease standard.”

•

As a lessor. The accounting for lessors will remain largely unchanged from current GAAP; however, the new lease standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore the new lease standard will result in certain of these costs being expensed as incurred after adoption. During 2018, 2017 and 2016, we capitalized $21.2 million, $23.8 million and $23.9 million, respectively, of internal costs related to our leasing activities.

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

•

As a lessee. Under the new lease standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months, regardless of their lease classification. We are a lessee of ground and office space leases. At December 31, 2018 we had approximately 130 ground and office space leases that will require us to measure and record both a ROU asset and lease liability of approximately $400 million on January 1, 2019. We are finalizing our discount rate analysis which is a key driver in the measurement of the ROU asset and lease liability. The weighted average remaining lease term for our operating leases was 27.9 years at December 31, 2018. Details of our future minimum rental payments under ground and office space leases at December 31, 2018 are disclosed in Note 4.

We adopted the lease standard on January 1, 2019 and applied it prospectively. We elected the practical expedients available for implementation and we will not be required to reassess the following and therefore we do not expect an adjustment to the opening balance of retained earnings: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. This allows us to continue to account for our ground and office space leases as operating leases, however, any new or renewed ground leases may be classified as financing leases unless they meet certain conditions to be considered a lease involving land owned by a government unit or authority. The new lease standard will also require new disclosures within Form 10-Q for the quarterly period ended March 31, 2019.

Derivatives and Hedging. In August 2017, the FASB issued an ASU that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its consolidated financial statements. Among the simplification updates, the ASU eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The ASU requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. We adopted the ASU on January 1, 2019 on a modified retrospective basis and do not expect an adjustment to the opening balance of retained earnings.

NOTE 3. DCT TRANSACTION

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

Under acquisition accounting, the total purchase price was allocated to the DCT net tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values as follows (in millions):

Net investments in real estate	$8,362
Intangible assets, net of intangible liabilities	292
Cash and other assets	24
Debt	(1,863)
Accounts payable, accrued expenses and other liabilities	(143)
Noncontrolling interests	(65)
Total purchase price, including transaction costs	$6,607

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2018 (1)	2017	2018 (1)	2017	2018 (1)	2017
Operating properties:
Buildings and improvements	354,762	294,811	1,858	1,525	$22,587,267	$16,849,349
Improved land					8,044,888	5,735,978
Development portfolio, including land costs:
Prestabilized	8,709	7,345	30	22	828,064	546,173
Properties under development	27,715	22,216	70	63	1,314,737	1,047,316
Land (2)					1,192,220	1,154,383
Other real estate investments (3)					619,811	505,445
Total investments in real estate properties					34,586,987	25,838,644
Less accumulated depreciation					4,656,680	4,059,348
Net investments in real estate properties					$29,930,307	$21,779,296

(1)

The portfolio acquired in the DCT Transaction, excluding 49 operating properties classified as Assets Held for Sale or Contribution, was included in investments in real estate at December 31, 2018. See Note 3 for more information.

(2)	At December 31, 2018 and 2017, our land is comprised of 4,929 and 5,191 acres, respectively.

(3)

Included in other real estate investments were: (i) land parcels that are ground leased to third parties; (ii) non-logistics real estate; (iii) our corporate headquarters; (iv) costs related to future development projects, including purchase options on land; (v) earnest money deposits associated with potential acquisitions; and (vi) infrastructure costs related to projects we are developing on behalf of others.

At December 31, 2018, we owned real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the DCT Transaction (as discussed in Note 3), for the years ended December 31 (dollars and square feet in thousands):

	2018	2017	2016
Number of operating properties	20	16	9
Square feet	4,757	6,859	1,823
Acquisition value of net investments in real estate properties (1) (2)	$1,008,718	$1,139,410	$411,706

(1)	Value includes the acquisition of 1,210, 1,392 and 776 acres of land in 2018, 2017 and 2016, respectively.

(2)

In August 2017, we acquired our partner’s interest in certain joint ventures in Brazil for an aggregate price of R$1.2 billion ($381.7 million). As a result of this transaction, we began consolidating real estate properties that included twelve operating properties, two prestabilized properties and 531 acres of undeveloped land. We accounted for the transaction as a step-acquisition under the business combination rules and recognized a gain. The results of operations for these real estate properties were not significant in 2017. In January 2019, we contributed the majority of these real estate assets into a newly formed joint venture.

Dispositions

The following table summarizes our gains on real estate transactions, net for the years ended December 31 (dollars and square feet in thousands):

	2018	2017	2016
Contributions to unconsolidated entities (1)
Number of properties	40	222	35
Square feet	13,115	48,171	11,624
Net proceeds (2)	$1,511,429	$3,201,986	$1,231,878
Gains on contributions, net (2) (3)	$459,107	$847,034	$267,441
Dispositions to third parties
Number of properties	78	110	172
Square feet	15,447	17,147	20,360
Net proceeds (2) (4)	$1,248,487	$1,281,501	$1,760,048
Gains on dispositions, net (2) (4)	$381,889	$274,711	$353,668

Total gains on contributions and dispositions, net	$840,996	$1,121,745	$621,109
Gains on revaluation of equity investments upon acquisition of a controlling interest	-	61,220	-
Gains on redemptions of investments in co-investment ventures	-	-	136,289
Total gains on real estate transactions, net	$840,996	$1,182,965	$757,398

(1)

In 2017, we contributed 190 operating properties totaling 37.1 million square feet owned by Prologis North American Industrial Fund ("NAIF") to Prologis Targeted U.S. Logistics Fund ("USLF"), our unconsolidated co-investment venture. In exchange for the contribution, we received cash proceeds and additional units and USLF assumed $956.0 million of secured debt.

(2)	Includes the contribution and disposition of land parcels.

(3)

Amounts in 2018 reflect the adoption of the new revenue recognition standard under which we recognized the entire gain attributed to contributions of real estate properties to unconsolidated entities. Amounts in 2017 and 2016 reflect our prior recognition of the gain to the extent of the third-party ownership in the unconsolidated entity acquiring the property with the deferral of a portion of the gain related to our ownership.

(4)	In 2017, we sold our investment in Europe Logistics Venture 1.

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our weighted average lease term remaining, based on square feet for all leases in effect at December 31, 2018, was 52 months.

The following table summarizes our minimum lease payments on leases with lease periods greater than one year for space in our operating properties, prestabilized development properties and leases of land subject to ground leases at December 31, 2018 (in thousands):

2019	$2,006,475
2020	1,867,253
2021	1,589,102
2022	1,278,281
2023	990,970
Thereafter	3,293,320
Total	$11,025,401

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

Lease Commitments

We have entered into operating ground leases as a lessee on certain land parcels, principally on-tarmac facilities and office space with remaining lease terms of 1 to 90 years.

The following table summarizes our future minimum rental payments under non-cancelable operating leases in effect at December 31, 2018 (in thousands):

2019	$38,769
2020	38,267
2021	34,307
2022	32,312
2023	30,180
Thereafter	670,147
Total	$843,982

Due to the new lease standard that is effective January 1, 2019, as a lessee we are required to record a ROU asset and lease liability for our ground and office space leases that we expect to approximate the present value of our future minimum rental payments at December 31, 2018. See Note 2 for more information on the new lease standard.

NOTE 5. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are accounted for using the equity method of accounting and are related parties. See Note 11 for more detail regarding our consolidated investments that are not wholly owned.

We also have other ventures, generally with one partner and that we do not manage, which we account for using the equity method. We refer to our investments in all entities accounted for using the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities at December 31 (in thousands):

	2018	2017
Unconsolidated co-investment ventures	$5,407,838	$5,274,702
Other ventures	337,456	221,748
Total	$5,745,294	$5,496,450

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2018	2017	2018	2017
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”)	27.4%	28.2%	$1,456,427	$1,383,021
FIBRA Prologis (1)	46.7%	46.3%	536,377	533,941
Prologis European Logistics Partners Sàrl (“PELP”) (2)	50.0%	50.0%	1,517,115	1,766,075
Prologis European Logistics Fund (“PELF”)	27.9%	26.3%	1,198,904	1,017,361
Prologis UK Logistics Venture (“UKLV”) (2)	15.0%	15.0%	68,002	29,382
Nippon Prologis REIT, Inc. (“NPR”) (3)	15.1%	15.1%	472,035	406,568
Prologis China Logistics Venture I, LP, II, LP and III, LP (“Prologis China Logistics Venture”) (2)	15.0%	15.0%	141,071	116,890
Brazil joint ventures	10.0%	10.0%	17,907	21,464
Total			$5,407,838	$5,274,702

(1)

At December 31, 2018, we owned 301.3 million units of FIBRA Prologis that had a closing price of Ps 30.30 ($1.54) per unit on the Mexican Stock Exchange. We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(2)	We have one partner in each of these co-investment ventures.

(3)

At December 31, 2018, we owned 0.3 million units of NPR that had a closing price of ¥231,900 ($2,110) per share on the Tokyo Stock Exchange. For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR.

At December 31, 2018 and 2017, we had receivables from NPR of $122.0 million and $106.2 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties previously contributed to NPR. We have a corresponding payable to NPR’s customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

In January 2019, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 6.9 million square feet and 371 acres of land. We received cash proceeds and units for our 20% equity interest.

The amounts recognized in Strategic Capital Revenues and Earnings from Unconsolidated Entities, Net depend on the size and operations of the unconsolidated co-investment ventures, the timing of revenues earned through promotes and transactional fees, as well as fluctuations in foreign currency exchange rates and our ownership interest. We recognized Strategic Capital Expenses for direct costs associated with the asset management of these ventures and allocated property-level management costs for the properties owned by the ventures.

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	2018	2017	2016
Recurring fees	$230,746	$195,513	$174,315
Transactional fees	55,816	48,225	38,110
Promote revenues	116,290	127,519	88,750
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$402,852	$371,257	$301,175

(1)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to our unconsolidated co-investment ventures at December 31 and for the years ended December 31 (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Key property information:
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	566	552	209	205	669	707	125	95	1,569	1,559
Square feet	91	88	39	37	159	166	51	41	340	332

Financial position:
Unconsolidated co-investment ventures:
Total assets ($)	7,303	7,062	2,137	2,118	13,028	13,586	7,089	6,133	29,557	28,899
Third-party debt ($)	2,094	2,313	838	756	2,548	2,682	2,668	2,328	8,148	8,079
Total liabilities ($)	2,350	2,520	862	782	3,615	3,655	3,006	2,685	9,833	9,642

Our investment balance ($) (1)	1,457	1,383	554	555	2,784	2,813	613	524	5,408	5,275
Our weighted average ownership (2)	27.4%	28.2%	44.4%	43.4%	33.2%	32.8%	15.1%	15.1%	28.3%	28.8%

	U.S.			Other Americas			Europe			Asia			Total
Operating Information:	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
For the years ended:
Unconsolidated co-investment ventures:
Total revenues ($)	676	533	395	217	245	242	1,101	1,030	964	457	372	342	2,451	2,180	1,943
Net earnings ($)	150	139	57	63	71	71	509	406	333	88	182	101	810	798	562

Our earnings from unconsolidated co-investment ventures, net ($)	45	33	10	26	26	27	193	146	138	15	29	17	279	234	192

(1)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2018 and 2017, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($635.9 million and $667.3 million, respectively); (ii) recording additional costs associated with our investment in the venture ($94.4 million and $94.2 million, respectively); (iii) receivables, principally for fees and promotes ($166.7 million and $103.8 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to NPR, as discussed above. For deferred gains from partial sales recorded prior to January 1, 2018, we recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party.

(2)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain unconsolidated co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The equity contributions are generally used for the acquisition or development of properties but may be used for the repayment of debt or other general uses. The venture may obtain financing for the acquisition of properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make additional contributions of properties or additional cash investments in these ventures through the remaining commitment period.

At December 31, 2018, our remaining equity commitments were $242.0 million, primarily for Prologis China Logistics Venture. The equity commitments expire from 2020 to 2024.

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2018 and 2017. At the time of classification, these properties were expected to be sold to third parties or were recently developed and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following at December 31 (dollars and square feet in thousands):

	2018	2017
Number of operating properties	57	22
Square feet	8,236	5,384
Total assets held for sale or contribution	$622,288	$342,060
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$12,972	$9,341

NOTE 7. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2018	2017
Acquired lease intangibles	$450,690	$202,087
Leasing commissions	346,852	306,461
Rent leveling	346,116	311,932
Fixed assets	112,211	109,823
Prepaid assets	108,581	102,179
Accounts receivable	107,141	85,118
Value added taxes receivable	97,047	84,339
Other notes receivable	35,338	35,406
Derivative assets	22,731	19,139
Management contracts	16,257	17,608
Deferred income taxes	8,767	13,533
Other	124,188	94,338
Total	$1,775,919	$1,381,963

The following table summarizes our other liabilities, net of amortization, if applicable, at December 31 (in thousands):

	2018	2017
Tenant security deposits	$240,467	$209,741
Environmental liabilities	88,863	25,728
Unearned rents	86,083	71,392
Acquired lease intangibles	76,087	24,769
Income tax liabilities	59,766	56,988
Indemnification liability	36,476	39,480
Value added taxes payable	11,037	10,081
Deferred income	10,088	15,754
Derivative liabilities	8,159	32,229
Other	149,420	173,737
Total	$766,446	$659,899

The acquired lease intangibles from the DCT Transaction were amortized over the terms of the respective leases with a weighted average remaining lease term of 44 months.

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles) into amortization expense and above and below market leases (included in acquired lease intangibles) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2018 (in thousands):

	Amortization Expense	Net (Increase) Decrease to Rental Revenues
2019	$192,962	$(28,646)
2020	153,851	20,947
2021	117,338	40,580
2022	88,279	46,408
2023	65,102	43,317
Thereafter	137,245	190,188
Total	$754,777	$312,794

NOTE 8. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt at December 31 (dollars in thousands):

	2018		2017
	Weighted Average Interest Rate (1)	Amount Outstanding (2) (3)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	3.4%	$50,500	1.8%	$317,392
Senior notes (4)	2.7%	8,304,147	3.0%	6,067,277
Term loans and unsecured other	1.8%	1,921,428	1.7%	2,060,491
Secured mortgage (5)	5.1%	813,740	5.3%	967,471
Total	2.7%	$11,089,815	2.9%	$9,412,631

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of undesignated and designated interest rate swaps, which effectively fix the interest rate on our variable rate debt.

(2)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances at December 31 were borrowings denominated in the following currencies:

	2018		2017
	Amount Outstanding	% of Total	Amount Outstanding	% of Total
British pound sterling	$635,972	5.8%	$671,522	7.1%
Canadian dollar	266,337	2.4%	451,080	4.8%
Euro	4,893,693	44.1%	3,839,422	40.8%
Japanese yen	1,951,844	17.6%	1,306,380	13.9%
U.S. dollar	3,341,969	30.1%	3,144,227	33.4%
Total	$11,089,815		$9,412,631

(3)

Through the DCT Transaction, we assumed $1.9 billion of debt with a weighted average interest rate of 3.4%, which includes noncash premium. During the third quarter of 2018, we paid down $1.8 billion of the assumed debt through the senior note issuances described below. We incurred prepayment penalties of $48.7 million upon extinguishment that was reduced by the $46.5 million premium recorded upon assumption of this debt in the DCT Transaction, resulting in a loss of $2.2 million.

(4)

Notes are due January 2020 to September 2048 with effective interest rates ranging from 0.0% to 4.5% at December 31, 2018. The senior notes issued in January 2018, as described below, hold an effective interest rate of 0.0% due to the amortization of the net premium on the debt and associated cash flow hedge.

(5)

Debt is due January 2019 to November 2027 with effective interest rates ranging from 0.3% to 7.8% at December 31, 2018. The debt is principally secured by 133 operating properties and one prestabilized development property with an aggregate undepreciated cost of $2.2 billion at December 31, 2018.

Credit Facilities

We have a global senior credit facility (the “Global Facility”), under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen and U.S. dollars on a revolving basis up to $3.0 billion (subject to currency fluctuations). Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Global Facility was scheduled to mature in April 2020.

In January 2019, we upsized our Global Facility to draw in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion (subject to currency fluctuations). The upsized Global Facility is scheduled to mature in January 2023; however, we may extend the maturity date for six months on two occasions, subject to the satisfaction of certain conditions and payment of extension fees. We have the ability to increase the Global Facility to $4.5 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($454.9 million at December 31, 2018). We have the ability to increase the Revolver to ¥65.0 billion ($591.4 million at December 31, 2018), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities (dollars in millions):

	2018	2017	2016
For the years ended December 31:
Weighted average daily interest rate	3.1%	1.3%	1.4%
Weighted average daily borrowings	$253	$111	$128
Maximum borrowings outstanding at any month-end	$485	$317	$307
At December 31:
Aggregate lender commitments	$3,470	$3,490	$3,306
Less:
Borrowings outstanding	51	317	35
Outstanding letters of credit	31	33	36
Current availability	$3,388	$3,140	$3,235

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

The following table summarizes the issuances of senior notes during 2018 (principal in thousands):

Initial Borrowing Date	Principal (1)		Stated Interest Rate	Maturity Date
	Borrowing Currency	USD
January (2)	€400,000	$494,180	Euribor + 0.3%	January 2020
June	$700,000	$700,000	3.9% – 4.4%	September 2028 – 2048
July	€700,000	$818,720	1.9%	January 2029
September	¥55,100,000	$488,714	0.7% – 1.5%	September 2025 – 2038

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	In association with the issuance, we entered into cash flow hedges to effectively fix the interest rate, as discussed in Note 15.

We issued senior notes as described above principally to pay down $1.8 billion of debt assumed in the DCT Transaction and other debt, as well as for capital improvements to properties and general corporate purposes.

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Initial Borrowing Date	Lender Commitment at 2018		Amount Outstanding at 2018	Amount Outstanding at 2017	Interest Rate	Maturity Date
			Borrowing Currency	USD	USD	USD
2017 Term Loan (1)	USD, EUR, JPY and GBP	June 2014	$500,000	$500,000	$500,000	$500,000	LIBOR + 0.9%	May 2020
2015 Canadian Term Loan (2)	CAD	December 2015	$170,506	$125,107	125,107	296,595	CDOR + 0.9%	February 2023
2016 Yen Term Loan	JPY	August 2016	¥100,000,000	$909,813	909,813	1,065,965	Yen LIBOR + 0.7%	August 2022 – 2023
March 2017 Yen Term Loan	JPY	March 2017	¥12,000,000	$109,178	109,178	106,597	0.9% and 1.0%	March 2027 – 2028
October 2017 Yen Term Loan	JPY	October 2017	¥10,000,000	$90,981	90,981	88,830	0.9%	October 2032
December 2018 Yen Term Loan	JPY	December 2018	¥20,000,000	$181,963	181,963	-	1.2% and Yen LIBOR + 0.7%	December 2031 – June 2033
Subtotal					1,917,042	2,057,987
Debt issuance costs, net					(8,230)	(11,042)
Total					$1,908,812	$2,046,945

(1)

We may increase the borrowings on the 2017 Term Loan up to $1.0 billion, subject to obtaining additional lender commitments. We paid down $2.0 billion and $1.2 billion and reborrowed $2.0 billion and $1.5 billion in 2018 and 2017, respectively. We may extend the maturity date twice, by one year each, subject to satisfaction of certain conditions and the payment of an extension fee.

(2)

During 2018, we paid down CAD 201.4 million ($158.9 million) on the 2015 Canadian Term Loan. In association with the pay down, we terminated our Canadian-denominated cash flow hedges. See Note 15 for more information.

Long-Term Debt Maturities

Principal payments due on our debt, for each year through the period ended December 31, 2023, and thereafter were as follows at December 31, 2018 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgages	Total
2019 (1)	$-	$-	$868	$272,188	$273,056
2020 (2)	50,500	1,145,000	500,723	24,466	1,720,689
2021	-	801,500	778	199,560	1,001,838
2022	-	801,500	273,786	12,103	1,087,389
2023	-	850,000	762,887	39,248	1,652,135
Thereafter	-	4,766,808	390,616	268,795	5,426,219
Subtotal	50,500	8,364,808	1,929,658	816,360	11,161,326
Premiums (discounts), net	-	(26,173)	-	945	(25,228)
Debt issuance costs, net	-	(34,488)	(8,230)	(3,565)	(46,283)
Total	$50,500	$8,304,147	$1,921,428	$813,740	$11,089,815

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2020 maturities was the Global Facility that was recast in 2019 and now can be extended to 2024 and the 2017 Term Loan that can be extended until 2022.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2018	2017	2016
Gross interest expense	$268,942	$328,228	$383,098
Amortization of debt premiums, net	(590)	(13,728)	(30,596)
Amortization of debt issuance costs, net	13,243	14,479	15,459
Interest expense before capitalization	$281,595	$328,979	$367,961
Capitalized amounts	(52,454)	(54,493)	(64,815)
Net interest expense	$229,141	$274,486	$303,146
Total cash paid for interest, net of receipts and amounts capitalized	$205,485	$278,313	$322,442

Early Extinguishment of Debt

Over the last three years, we repurchased or repaid certain debt before the maturity date in an effort to reduce our borrowing costs and extend our debt maturities. As a result, we recognized gains or losses represented by the difference between the recorded debt (including premiums and discounts and related debt issuance costs) and the consideration we paid to retire the debt, including fees. Fees associated with the restructuring of debt that meets the modification criteria, along with existing unamortized premium or discount and debt issuance costs, are amortized over the term of the new debt. We recognized a net loss in 2018 (excluding the payoff of $1.8 billion of debt assumed in the DCT Transaction, discussed above) and 2017 of $0.4 million and $68.4 million, respectively, and a gain in 2016 of $2.5 million.

The following table summarizes the activity related to the repurchase of debt and net loss on early extinguishment of debt for 2017 (in millions):

Senior notes:
Original principal amount	$1,495.3
Cash purchase price	$1,566.5
Secured mortgage debt:
Original principal amount	$538.3
Cash repayment price	$538.3
Total:
Original principal amount	$2,033.6
Cash purchase/repayment price	$2,104.8
Losses on early extinguishment of debt	$68.4

Financial Debt Covenants

We have $8.3 billion of senior notes and $1.9 billion of term loans outstanding at December 31, 2018 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At December 31, 2018, we were in compliance with all of our financial debt covenants.

Guarantee of Finance Subsidiary Debt

In 2018, we formed finance subsidiaries as part of our operations in Europe (Prologis Euro Finance LLC), Japan (Prologis Yen Finance LLC) and the U.K. (Prologis Sterling Finance LLC).

These entities are 100% indirectly owned by the OP and all unsecured debt issued or to be issued by each entity is or will be fully and unconditionally guaranteed by the OP. There are no restrictions or limits on the OP’s ability to obtain funds from its subsidiaries by dividend or loan. In reliance on Rule 3-10 of Regulation S-X, the separate financial statements of Prologis Euro Finance LLC, Prologis Yen Finance LLC and Prologis Sterling Finance LLC are not provided.

NOTE 9. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2018, 1.1 billion shares were authorized to be issued by the Parent, of which 1.0 billion shares represent common stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

On August 22, 2018, we issued 96.2 million common shares in the DCT Transaction. See Note 3 for more detail on the transaction.

We did not issue any shares of common stock under our at-the-market program during 2018, 2017 and 2016. We have an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock, of which $535.2 million remains available for sale, through six designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis.

Under the 2012 Long-Term Incentive Plan, certain of our employees and outside directors are able to participate in equity-based compensation plans. See Note 12 for additional information on equity-based compensation plans.

Preferred Stock

At December 31, 2018 and 2017 our Series Q preferred stock outstanding had a dividend rate of 8.54%, and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly in arrears on the last day of each quarter. Dividends are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

Dividends

To comply with the REIT requirements of the Internal Revenue Code, we are generally required to make common and preferred stock dividends (other than capital gain distributions) to our stockholders in amounts that together at least equal (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess noncash income. Our common stock distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the Internal Revenue Code and that allows us to also retain cash to meet other needs, such as capital improvements and other investment activities.

Our tax return for the year ended December 31, 2018 has not been filed. The taxability information presented for our dividends paid in 2018 is based on management’s estimate. Our tax returns for open tax years have not been examined by the Internal Revenue Service, other than those discussed in Note 13. Consequently, the taxability of dividends is subject to change.

In 2018, 2017 and 2016, we paid all of our dividends in cash.

The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2018 (1)	2017	2016
Common Stock:
Ordinary income	$1.34	$1.23	$0.60
Qualified dividend	0.03	0.01	0.15
Capital gains	0.55	0.52	0.93
Total distribution	$1.92	$1.76	$1.68
Preferred Stock – Series Q:
Ordinary income	$2.98	$2.91	$2.02
Qualified dividend	0.06	0.08	0.29
Capital gains	1.23	1.28	1.96
Total dividend	$4.27	$4.27	$4.27

(1)	Taxability for 2018 is estimated.

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

NOTE 10. PARTNERS’ CAPITAL OF PROLOGIS, L.P.

Distributions paid on the common limited partnership units, and the taxability of those distributions, are similar to dividends paid on the Parent’s common stock disclosed above.

On August 22, 2018, we issued 3.6 million common limited partnership units in the OP in the DCT Transaction. See Note 3 for more detail on the transaction.

We issued Class A Units in the OP through an acquisition of a portfolio of properties in 2015. The Class A Units generally have the same rights as the existing common limited partnership units of the OP, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units receive a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2018 and 2017, the Class A Units were convertible into 8.4 million and 8.5 million common limited partnership units. The OP may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common limited partnership units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common limited partnership units. Dividends paid to the Class A Units were $2.58660 annually during the years ended December 31, 2018, 2017 and 2016.

NOTE 11. NONCONTROLLING INTERESTS

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

Prologis, Inc.

The noncontrolling interests of the Parent include the noncontrolling interests presented above for the OP, as well as the limited partnership units in the OP that are not owned by the Parent. The outstanding limited partnership units receive quarterly cash distributions equal to the quarterly dividends paid on our common stock pursuant to the terms of the applicable partnership agreements.

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and total liabilities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2018	2017	2018	2017	2018	2017	2018	2017
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,697,095	$2,581,629	$6,072,087	$6,030,819	$92,782	$284,162
Other consolidated entities (1)	various	various	139,374	78,613	1,045,202	806,138	53,145	30,330
Prologis, L.P.			2,836,469	2,660,242	7,117,289	6,836,957	145,927	314,492
Limited partners in Prologis, L.P. (2) (3)			666,326	414,341	-	-	-	-
Prologis, Inc.			$3,502,795	$3,074,583	$7,117,289	$6,836,957	$145,927	$314,492

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2018 and 2017 were exchangeable into cash or, at our option, 0.7 million and 1.0 million shares of the Parent’s common stock, respectively.

(2)

We had 8.8 million and 8.9 million Class A Units that were convertible into 8.4 million and 8.5 million limited partnership units of the OP at December 31, 2018 and 2017, respectively. See Note 10 for further discussion of our Class A Units.

(3)

At December 31, 2018 and 2017, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 7.2 million and 4.1 million shares of the Parent’s common stock, respectively. Also included are the vested OP Long-Term Incentive Plan Units associated with our long-term compensation plan. See further discussion of Long-Term Incentive Plan Units in Note 12.

NOTE 12. LONG-TERM COMPENSATION

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

The awards under the 2012 LTIP have been issued under the following components of our equity-based compensation plans and programs at December 31, 2018: (i) POP; (ii) Prologis Promote Plan (“PPP”); (iii) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iv) annual bonus exchange program. Under all of these components, certain employees may elect to receive their equity award payout either in the form of RSUs or other equity of the Parent or LTIP Units of the OP. No participant can be granted more than 1.5 million shares of common stock under the 2012 LTIP in any one calendar year. Awards may be made under the 2012 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

We have 27.2 million shares reserved for issuance, of which 15.9 million shares of common stock were available for future issuance at December 31, 2018. Each LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We allocate participation points to participants under our POP corresponding to three-year performance periods beginning January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards would become vested. The performance hurdle (the “Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points (“Index”). If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3.0% of the excess value created, subject to a maximum as described by performance period below. POP awards cannot be paid at a time when our absolute TSR is negative. If after seven years our absolute TSR has not become positive, the awards will be forfeited.

For the 2016 – 2018 and 2017 – 2019 performance periods, awards (“Initial Awards”), equaling in aggregate up to $75 million of the applicable compensation pool, will be paid after the end of the initial three-year performance period (to the extent the Outperformance Hurdle is met). One-third of any compensation pool amount in excess of $75 million (up to 0.5% of our equity market capitalization) can be earned at the end of each of the three years after the Initial Awards are earned, if our performance meets or exceeds the Index at the end of each of such three years. In addition, participants will not be able to sell or transfer any equity they receive as awards until three years after the end of the initial performance period.

Beginning with the 2018 – 2020 performance period, the POP award structure was amended. The plan requires an absolute maximum cap of $100 million on the compensation pool for the 2018 – 2020 performance period. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement. In 2018, our Named Executive Officers (“NEOs”) adopted the vesting construct of the 2018 – 2020 performance period retroactively for the 2016 – 2018 and 2017 – 2019 performance periods. The change in vesting did not result in a remeasurement event under the accounting rules.

Each participant is eligible to receive a percentage of the total compensation pool based on the number of participation points allocated to the participant, or in the case of certain NEOs, a set percentage of the compensation pool. If the performance criteria are met, the participants’ points or compensation pool percentage will be paid in the form of common stock or POP LTIP Units, as elected by the participant. Annually, a participant may exchange their participation points or compensation pool percentage for POP LTIP Units. If the performance criteria are not met, the participants’ points, compensation pool percentage and POP LTIP Units will be forfeited.

At December 31, 2018, all awards were equity classified. We use a Monte Carlo valuation model to value the participation points allocated under the POP.

The following table details the assumptions used for each grant based on the year it was granted (dollars in thousands):

	2018	2017	2016
Risk free interest rate	2.1%	1.5%	1.0%
Expected volatility	16.5%	22.2%	20.5%
Aggregate fair value	$23,300	$20,400	$26,600

Total remaining compensation cost related to the POP at December 31, 2018, was $33.9 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2027, with a weighted average period of 3.2 years.

The performance criteria were met for the 2016 – 2018, 2015 – 2017 and 2014 – 2016 performance periods, which resulted in the pool being awarded in January 2019, 2018 and 2017, respectively, in the form of common stock and POP LTIP Units. See below for details on these performance periods (dollars and units in thousands):

	2016 – 2018	2015 – 2017	2014 – 2016
Performance pool	$75,000	$110,230	$62,220
Common stock shares	379	582	486
POP LTIP Units and LTIP Units	824	1,170	698
Grant date fair value	$62.38	$62.65	$52.53

Other Equity-Based Compensation Plans and Programs

Awards may be issued in the form of RSUs or LTIP Units at the participants’ elections under the following equity-based compensation plans and programs. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and the grant date value is charged to compensation expense over the service period. Beginning with the February 2018 grants, the service period was lengthened from three to four years. Dividends and distributions are paid with respect to both RSUs and LTIP Units during the vesting period, and therefore they are considered participating securities. We do not allocate undistributed earnings to participating securities as our net earnings per share or unit would not be materially different. The value of the dividend is charged to retained earnings for RSUs and the distribution is charged to Net Income Attributable to Noncontrolling Interests in the OP for LTIP Units in the Consolidated Financial Statements of the Parent.

Prologis Promote Plan (“PPP”)

Under the PPP, we establish a compensation pool for certain employees that is equal to 40% of the third-party portion of promotes earned by Prologis from the co-investment ventures. The awards may be settled in some combination of cash and full value awards, at our election.

Annual LTI Equity Award Program (“Annual LTI Award”)

The Annual LTI Award provides for grants to certain employees subject to our performance against benchmark indices that relate to the most recent year’s performance.

Annual Bonus Exchange Program

Under our bonus exchange program, generally all our employees may elect to receive all or a portion of their annual cash bonus in equity. Equity awards granted through the bonus exchange are generally valued at a premium to the cash bonus exchanged, excluding the NEOs.

Summary of Award Activity

RSUs

Each RSU represents the right to receive one share of common stock of the Parent.

The following table summarizes the activity for RSUs for the year ended December 31, 2018 (units in thousands):

	Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2018	1,374	$45.57
Granted	761	61.20
Vested and distributed	(787)	45.40
Forfeited	(93)	54.84
Balance at December 31, 2018	1,255	$54.48

The fair value of stock awards granted and vested was $38.5 million and $32.9 million for 2017 and $32.5 million and $33.7 million for 2016, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding at December 31, 2018, was $38.5 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2022, with a weighted average period of 1.2 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock (or cash at our option).

The following table summarizes the activity for LTIP Units for the year ended December 31, 2018 (units in thousands):

	Vested LTIP Units	Unvested LTIP Units	Unvested Weighted Average Grant Date Fair Value
Balance at January 1, 2018	1,532	1,829	$46.48
Granted	-	1,346	61.36
Forfeited	-	(81)	48.23
Vested LTIP Units	917	(917)	44.88
Vested POP LTIP Units (1)	1,170	-	N/A
Conversion to common limited partnership units	(326)	-	N/A
Balance at December 31, 2018	3,293	2,177	$56.05

(1)

Vested units were based on the POP performance criteria being met for the 2015 – 2017 performance period and represented the earned award amount. Vested units are included in the POP award table above. Unvested POP LTIP Units for the 2015 – 2017 performance period were forfeited to the extent not earned.

The fair value of stock awards granted and vested was $53.2 million and $28.3 million for 2017 and $38.0 million and $18.8 million for 2016, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units at December 31, 2018, was $77.2 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2022, with a weighted average period of 1.1 years.

Stock Options

We have 0.3 million stock options outstanding and exercisable at December 31, 2018, with a weighted average exercise price of $27.17 and a weighted average life of 1.5 years. The aggregate intrinsic value of exercised options was $13.8 million, $28.6 million, and $45.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. No stock options were granted in the three-year period ended December 31, 2018.

Other Plans

The Prologis 401(k) Plan (the “401(k) Plan”) provides for matching employer contributions of $0.50 for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the 401(k) Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $2.9 million, $2.8 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching in the three-year period ended December 31, 2018.

NOTE 13. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2018	2017	2016
Domestic	$1,078,678	$1,207,503	$719,018
International	807,612	608,065	628,086
Earnings before income taxes	$1,886,290	$1,815,568	$1,347,104

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2018	2017	2016
Current income tax expense:
U.S. federal	$1,727	$214	$7,153
International	50,731	45,185	38,493
State and local	9,424	14,215	14,443
Total current income tax expense	61,882	59,614	60,089

Deferred income tax expense (benefit):
U.S. federal	(317)	2,533	(3,306)
International	1,765	(7,538)	(2,219)
Total deferred income tax expense (benefit)	1,448	(5,005)	(5,525)
Total income tax expense	$63,330	$54,609	$54,564

Current Income Taxes

Current income tax expense incurred in international jurisdictions over the last three years is due to tax charged on the following: (i) the contribution of real estate properties to our unconsolidated co-investment ventures and sales to third-parties; (ii) recurring and transactional fees earned; and (iii) taxable earnings from unconsolidated co-investment ventures.

For the year ended December 31, 2016, we recognized a net expense of $0.3 million for uncertain tax positions. For the years ended December 31, 2018 and 2017, we did not recognize any expense for uncertain tax positions.

During the years ended December 31, 2018, 2017 and 2016, cash paid for income taxes, net of refunds, was $60.3 million, $46.7 million and $29.3 million, respectively.

Deferred Income Taxes

The deferred income tax benefits recognized in 2017 and 2016 were principally due to the reversal of deferred tax liabilities from the contribution and disposition of properties.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2018	2017
Gross deferred income tax assets:
NOL carryforwards	$336,485	$334,358
Basis difference – real estate properties	55,198	53,902
Basis difference – equity investments	5,448	2,567
Basis difference – intangibles	1,076	2,173
Section 163(j) interest limitation	4,771	26,280
Capital loss carryforward	1	10,566
Other – temporary differences	3,487	5,724
Total gross deferred income tax assets	406,466	435,570
Valuation allowance	(379,987)	(410,896)
Gross deferred income tax assets, net of valuation allowance	26,479	24,674
Gross deferred income tax liabilities:
Basis difference – real estate properties	69,157	63,246
Basis difference – equity investments	2,380	1,114
Other – temporary differences	2,941	769
Total gross deferred income tax liabilities	74,478	65,129
Net deferred income tax liabilities	$47,999	$40,455

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the corporate federal tax rate in the U.S. to 21.0%, effective upon enactment. As such, deferred tax assets and liabilities for entities in the U.S. were measured using the lower corporate federal tax rate at December 31, 2018 and 2017. At December 31, 2018, we have finalized the accounting for the income tax effects of the Tax Cuts and Jobs Act.

At December 31, 2018, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$160,882	$646,521	$358,070	$115,176	$44,843
Tax-effected NOL carryforward	38,943	153,876	110,152	22,517	10,997
Valuation allowance	(37,516)	(145,460)	(110,152)	(22,517)	(8,794)
Net deferred tax asset – NOL carryforward	$1,427	$8,416	$-	$-	$2,203
Expiration periods	2022 – indefinite	2019 – indefinite	2019 – 2029	2019 – 2027	2019 – indefinite

The deferred tax asset valuation allowance at December 31, 2018, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2018, 2017 and 2016, we believe that we have complied with the REIT requirements of the Internal Revenue Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2015 and thereafter.

The liability for uncertain tax positions was $3.0 million for the years ended December 31, 2018 and 2017, and primarily consisted of estimated income tax liabilities in Mexico.

NOTE 14. EARNINGS PER COMMON SHARE OR UNIT

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

The computation of our basic and diluted earnings per share and unit for the years ended December 31 (in thousands, except per share and unit amounts) was as follows:

Prologis, Inc.	2018	2017	2016
Net earnings attributable to common stockholders – Basic	$1,643,426	$1,641,931	$1,203,218
Net earnings attributable to exchangeable limited partnership units (1)	49,743	46,280	37,079
Adjusted net earnings attributable to common stockholders – Diluted	$1,693,169	$1,688,211	$1,240,297

Weighted average common shares outstanding – Basic	567,367	530,400	526,103
Incremental weighted average effect on exchange of limited partnership units (1)	17,768	15,945	16,833
Incremental weighted average effect of equity awards	5,104	5,955	3,730
Weighted average common shares outstanding – Diluted (2)	590,239	552,300	546,666

Net earnings per share attributable to common stockholders:
Basic	$2.90	$3.10	$2.29
Diluted	$2.87	$3.06	$2.27

Prologis, L.P.	2018	2017	2016
Net earnings attributable to common unitholders	$1,692,313	$1,686,945	$1,237,519
Net earnings attributable to Class A Units	(24,465)	(26,642)	(20,069)
Net earnings attributable to common unitholders – Basic	1,667,848	1,660,303	1,217,450
Net earnings attributable to Class A Units	24,465	26,642	20,069
Net earnings attributable to exchangeable other limited partnership units	856	1,266	2,778
Adjusted net earnings attributable to common unitholders – Diluted	$1,693,169	$1,688,211	$1,240,297

Weighted average common units outstanding – Basic	575,798	536,335	532,326
Incremental weighted average effect on exchange of Class A Units	8,446	8,607	8,775
Incremental weighted average effect on exchange of other limited partnership units	891	1,403	1,835
Incremental weighted average effect of equity awards of Prologis, Inc.	5,104	5,955	3,730
Weighted average common units outstanding – Diluted (2)	590,239	552,300	546,666

Net earnings per unit attributable to common unitholders:
Basic	$2.90	$3.10	$2.29
Diluted	$2.87	$3.06	$2.27

(1)

The exchangeable limited partnership units include the units as discussed in Note 11. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding for the years ended December 31 consisted of the following:

	2018	2017	2016
Class A Units	8,446	8,607	8,775
Other limited partnership units	891	1,403	1,835
Equity awards	8,175	9,183	8,444
Prologis, L.P.	17,512	19,193	19,054
Common limited partnership units	8,431	5,935	6,223
Prologis, Inc.	25,943	25,128	25,277

NOTE 15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. See Note 2 for our derivative financial instruments policy.

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets at December 31 (in thousands):

	2018		2017
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$80	$-	$-	$-
British pound sterling	2,266	324	2,440	8,103
Canadian dollar	3,336	53	-	1,698
Euro	7,895	1,922	2	14,234
Japanese yen	3,334	1,318	6,474	931
Mexican peso	159	-	-	-

Interest rate swaps
U.S. dollar	27	-	-	-

Designated derivatives
Foreign currency contracts
Net investment hedges
Brazilian real	-	3,165	-	-
British pound sterling	-	949	-	-
Canadian dollar	5,634	-	-	7,263

Interest rate swaps
Cash flow hedges
Canadian dollar	-	-	10,223	-
Euro	-	428	-	-
Total fair value of derivatives	$22,731	$8,159	$19,139	$32,229

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2018						2017				2016
	BRL	CAD	EUR	GBP	JPY	Other	CAD	EUR	GBP	JPY	EUR	GBP	JPY	Other
Notional amounts at January 1	$-	$56	$233	$132	$153	$-	$38	$197	$78	$144	$310	$148	$109	$50
New contracts	324	28	252	55	102	99	41	143	151	75	413	-	146	15
Matured, expired or settled contracts	(319)	(29)	(171)	(69)	(78)	(99)	(23)	(107)	(97)	(66)	(526)	(70)	(111)	(27)
Notional amounts at December 31	$5	$55	$314	$118	$177	$-	$56	$233	$132	$153	$197	$78	$144	$38

Weighted average forward rate at December 31	3.74	1.28	1.21	1.32	105.17	-	1.29	1.17	1.29	106.25	1.13	1.54	107.68	-
Active contracts at December 31	1	24	35	24	34	-	24	29	20	34	24	8	30	16

The following table summarizes the undesignated derivative financial instruments exercised and associated realized gains (losses) and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income for the years ended December 31 (in millions, except for number of exercised contracts):

	2018	2017	2016
Exercised contracts	89	44	49
Realized gains (losses) on the matured, expired or settled contracts	$(3)	$13	$3
Unrealized gains (losses) on the change in fair value of outstanding contracts	$29	$(51)	$19

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2018				2017		2016
	BRL	CAD	EUR	GBP	CAD	GBP	CAD	GBP	JPY
Notional amounts at January 1	$-	$99	$-	$-	$100	$46	$-	$386	$-
New contracts	1,568	100	1,053	127	99	127	100	131	99
Matured, expired or settled contracts	(1,108)	(99)	(1,053)	-	(100)	(173)	-	(471)	(99)
Notional amounts at December 31	$460	$100	$-	$127	$99	$-	$100	$46	$-

Weighted average forward rate at December 31	3.91	1.28	-	1.28	1.34	-	1.33	1.51	-
Active contracts at December 31	1	2	-	2	2	-	2	2	-

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the years ended December 31 (in millions):

	2018			2017	2016
	CAD	EUR	USD	CAD	CAD	JPY
Notional amounts at January 1	$271	$-	$-	$271	$271	$925
New contracts (1)	-	500	300	-	-	-
Matured, expired or settled contracts (2) (3)	(271)	-	(300)	-	-	(925)
Notional amounts at December 31	$-	$500	$-	$271	$271	$-

(1)

During 2018, we entered into two interest rate swap contracts with an aggregated notional amount of €400.0 million ($499.7 million) to effectively fix the interest rate on our senior notes bearing a floating rate of Euribor plus 0.3% issued in January 2018.

(2)

During 2018, we repaid CAD 201.4 million ($158.9 million) on our 2015 Canadian Term Loan. At that time, we settled the interest rate swaps related to the 2015 Canadian Term Loan as we determined it was no longer probable that we would continue to have the future cash flows as originally hedged. As a result, the $12.5 million gain in AOCI/L at the time of settlement was reclassified to Interest Expense during 2018.

(3)

During 2016, we entered into the 2016 Yen Term Loan and repaid our 2014, 2015 and 2016 Japanese yen term loans. At that time, we settled the outstanding contracts related to the previously outstanding term loans for $26.3 million. The fair value of the contracts that qualified for hedge accounting at the date of repayment was recorded to AOCI/L and will be amortized to Interest Expense over the life of the original term loans. We had $7.6 million remaining in AOCI/L at December 31, 2018. During the year ended December 31, 2016, we recorded a loss of $9.9 million related to the change in fair value on the unhedged portion of the contracts.

Ineffectiveness

During the years ended December 31, 2018, 2017 and 2016, we had no losses due to hedge ineffectiveness.

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at December 31 (in millions):

	2018	2017	2016
British pound sterling	$269	$436	$-
Euro	$2,645	$3,620	$3,403

The following table summarizes the recognized unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest for the years ended December 31 (in millions):

	2018	2017
Unrealized gains (losses) on the unhedged portion	$96	$(23)

There were no unrealized gains or losses recognized during the year ended December 31, 2016.

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

The following table presents these changes in Other Comprehensive Income (Loss) for the years ended December 31 (in thousands):

	2018	2017	2016
Derivative net investment hedges	$26,457	$(12,762)	$55,460
Nonderivative net investment hedges	151,083	(477,755)	112,591
Cumulative translation adjustment	(368,130)	553,972	(304,009)
Total foreign currency translation gains (losses), net	$(190,590)	$63,455	$(135,958)

Cash flow hedges (1)	$(5,815)	$12,726	$(551)
Our share of derivatives from unconsolidated co-investment ventures	4,492	9,865	(798)
Total unrealized gains (losses) on derivative contracts, net	$(1,323)	$22,591	$(1,349)
Total change in other comprehensive income (loss)	$(191,913)	$86,046	$(137,307)

(1)

We estimate an additional expense of $4.2 million will be reclassified to Interest Expense over the next 12 months from December 31, 2018, due to the amortization of previously settled derivatives designated as cash flow hedges.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2018 and 2017, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2018 and 2017, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute met the criteria to be measured on a nonrecurring basis at fair value and the lower of their carrying amount or their estimated fair value less the costs to sell, respectively, at December 31, 2018 and 2017. At December 31, 2018 and 2017, we estimate the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties and assets held for sale or contribution in Notes 3, 4 and 6, respectively.

Fair Value of Financial Instruments

At December 31, 2018 and 2017, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2018 and 2017, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$50,500	$50,513	$317,392	$317,496
Senior notes	8,304,147	8,606,864	6,067,277	6,537,100
Term loans and unsecured other	1,921,428	1,946,335	2,060,491	2,075,002
Secured mortgage	813,740	849,417	967,471	1,026,197
Total	$11,089,815	$11,453,129	$9,412,631	$9,955,795

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire on the completion of the improvements and infrastructure. At December 31, 2018 and 2017, we had $212.6 million and $178.4 million, respectively, outstanding under such arrangements.

We may be required under capital commitments or we may choose to make additional capital contributions to certain of our unconsolidated entities, representing our proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operational shortfalls. See Note 5 for further discussion related to equity commitments to our unconsolidated co-investment ventures.

Litigation

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not have material adverse effect on our business, financial position or results of operations.

NOTE 17. BUSINESS SEGMENTS

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

	Years Ended December 31,
	2018	2017	2016
Revenues:
Real estate operations segment:
U.S.	$2,173,279	$2,025,184	$2,040,308
Other Americas	119,954	84,789	58,519
Europe	54,405	73,708	75,602
Asia	50,511	60,564	55,144
Total real estate operations segment	2,398,149	2,244,245	2,229,573
Strategic capital segment:
U.S.	74,618	176,720	39,360
Other Americas	32,434	28,494	22,799
Europe	174,898	106,862	186,652
Asia	124,350	61,813	54,751
Total strategic capital segment	406,300	373,889	303,562

Total revenues	2,804,449	2,618,134	2,533,135

Segment net operating income:
Real estate operations segment:
U.S. (1)	1,621,665	1,519,164	1,520,571
Other Americas	89,044	58,842	38,114
Europe	34,807	51,277	54,406
Asia	38,425	33,234	33,283
Total real estate operations segment	1,783,941	1,662,517	1,646,374
Strategic capital segment:
U.S. (1)	4,712	106,471	(1,622)
Other Americas	19,874	16,811	12,777
Europe	136,240	68,127	144,132
Asia	88,434	27,339	19,769
Total strategic capital segment	249,260	218,748	175,056

Total segment net operating income	2,033,201	1,881,265	1,821,430

Reconciling items:
General and administrative expenses	238,985	231,059	222,067
Depreciation and amortization expenses	947,214	879,140	930,985
Operating income	847,002	771,066	668,378
Earnings from unconsolidated entities, net	298,260	248,567	206,307
Interest expense	(229,141)	(274,486)	(303,146)
Interest and other income, net	14,663	13,731	8,101
Gains on real estate transactions, net	840,996	1,182,965	757,398
Foreign currency and derivative gains (losses), net	117,096	(57,896)	7,582
Gains (losses) on early extinguishment of debt, net	(2,586)	(68,379)	2,484
Earnings before income taxes	$1,886,290	$1,815,568	$1,347,104

	December 31,
	2018	2017
Segment assets:
Real estate operations segment:
U.S.	$27,666,200	$19,058,610
Other Americas	1,712,862	1,767,385
Europe	1,040,061	1,008,340
Asia	1,012,253	1,083,764
Total real estate operations segment	31,431,376	22,918,099
Strategic capital segment (2):
U.S.	15,802	16,818
Europe	25,280	25,280
Asia	455	544
Total strategic capital segment	41,537	42,642
Total segment assets	31,472,913	22,960,741

Reconciling items:
Investments in and advances to unconsolidated entities	5,745,294	5,496,450
Assets held for sale or contribution	622,288	342,060
Notes receivable backed by real estate	-	34,260
Cash and cash equivalents	343,856	447,046
Other assets	233,313	200,518
Total reconciling items	6,944,751	6,520,334
Total assets	$38,417,664	$29,481,075

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

(2)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at December 31, 2018 and 2017.

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2018, 2017 and 2016 included the following:

•	We completed the DCT Transaction on August 22, 2018 for $8.5 billion through the issuance of equity and the assumption of debt. See Note 3 for more information on this transaction.

•	We capitalized $26.4 million, $28.8 million and $25.8 million in 2018, 2017 and 2016, respectively, of equity-based compensation expense resulting from our development and leasing activities.

•

We received $386.7 million, $153.3 million and $135.3 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2018, 2017 and 2016, respectively, as disclosed in Note 5.

•	We formed a consolidated venture into which our partner contributed $11.8 million of land in 2018.

•	We issued 1.5 million shares and 1.9 million shares in 2017 and 2016, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We received $53.8 million of notes receivable backed by real estate in exchange for the disposition of real estate in 2017.

•

We contributed operating properties owned by NAIF to USLF in 2017. As a result, we received $1.1 billion of units or ownership interest in USLF as a portion of our proceeds from this contribution. In addition, USLF acquired the $19.5 million note receivable backed by real estate we received in 2017 and assumed $956.0 million of secured mortgage debt.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended,
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2018:
Rental revenues	$427,901	$426,549	$476,865	$527,574
Rental recoveries	$128,042	$118,130	$132,109	$151,621
Total revenues	$693,656	$621,276	$682,432	$807,085
Rental expenses	$(142,941)	$(133,329)	$(147,184)	$(177,194)
Operating income	$237,107	$187,294	$181,521	$241,080
Consolidated net earnings	$391,959	$364,991	$375,520	$690,490
Net earnings attributable to common stockholders	$365,902	$334,611	$346,345	$596,568
Net earnings per share attributable to common stockholders – Basic (1)	$0.69	$0.63	$0.60	$0.95
Net earnings per share attributable to common stockholders – Diluted (1) (2)	$0.68	$0.62	$0.60	$0.94
2017:
Rental revenues	$439,884	$447,960	$416,427	$433,568
Rental recoveries	$127,049	$128,417	$114,755	$117,081
Total revenues	$629,155	$766,183	$602,874	$619,922
Rental expenses	$(152,656)	$(147,794)	$(128,735)	$(140,338)
Operating income	$161,886	$275,272	$175,491	$158,417
Consolidated net earnings	$220,689	$287,980	$913,417	$338,873
Net earnings attributable to common stockholders	$203,255	$266,943	$876,218	$295,515
Net earnings per share attributable to common stockholders – Basic (1)	$0.38	$0.50	$1.65	$0.56
Net earnings per share attributable to common stockholders – Diluted (1) (2)	$0.38	$0.50	$1.63	$0.55

Prologis, L.P.
2018:
Rental revenues	$427,901	$426,549	$476,865	$527,574
Rental recoveries	$128,042	$118,130	$132,109	$151,621
Total revenues	$693,656	$621,276	$682,432	$807,085
Rental expenses	$(142,941)	$(133,329)	$(147,184)	$(177,194)
Operating income	$237,107	$187,294	$181,521	$241,080
Consolidated net earnings	$391,959	$364,991	$375,520	$690,490
Net earnings attributable to common unitholders	$376,425	$344,633	$356,765	$614,490
Net earnings per unit attributable to common unitholders – Basic (1)	$0.69	$0.63	$0.60	$0.95
Net earnings per unit attributable to common unitholders – Diluted (1) (2)	$0.68	$0.62	$0.60	$0.94
2017:
Rental revenues	$439,884	$447,960	$416,427	$433,568
Rental recoveries	$127,049	$128,417	$114,755	$117,081
Total revenues	$629,155	$766,183	$602,874	$619,922
Rental expenses	$(152,656)	$(147,794)	$(128,735)	$(140,338)
Operating income	$161,886	$275,272	$175,491	$158,417
Consolidated net earnings	$220,689	$287,980	$913,417	$338,873
Net earnings attributable to common unitholders	$208,878	$274,320	$900,331	$303,416
Net earnings per unit attributable to common unitholders – Basic (1)	$0.38	$0.50	$1.65	$0.56
Net earnings per unit attributable to common unitholders – Diluted (1) (2)	$0.38	$0.50	$1.63	$0.55

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

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2018
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties (d)

U.S. Markets
Atlanta	104	(d)	222,503	888,970	231,746	223,511	1,119,708	1,343,219	(180,067)	1994-2018
Austin	10		12,783	52,335	5,857	12,837	58,138	70,975	(20,935)	1994-2015
Baltimore/Washington D.C.	52	(d)	136,540	405,342	100,977	137,506	505,353	642,859	(90,071)	1995-2018
Central and Eastern Pennsylvania	42		252,910	843,408	170,423	256,884	1,009,857	1,266,741	(160,081)	2002-2018
Central Valley	28	(d)	144,651	386,853	443,563	155,518	819,549	975,067	(123,925)	1999-2018
Charlotte	16	(d)	15,202	32,889	58,907	17,465	89,533	106,998	(37,484)	1994-2015
Chicago	176	(d)	557,482	1,836,175	297,389	570,289	2,120,757	2,691,046	(451,793)	1995-2018
Cincinnati	27	(d)	41,002	181,564	64,238	43,226	243,578	286,804	(38,851)	1996-2018
Columbus	18	(d)	24,685	116,621	49,173	25,078	165,401	190,479	(65,578)	1996-2015
Dallas/Fort Worth	130	(d)	250,669	996,978	297,481	255,128	1,290,000	1,545,128	(276,508)	1994-2018
Denver	33	(d)	85,275	295,412	79,889	83,610	376,966	460,576	(92,381)	1993-2018
Houston	103	(d)	168,410	696,672	129,473	168,477	826,078	994,555	(135,283)	1993-2018
Indianapolis	19	(d)	15,970	85,015	39,181	15,970	124,196	140,166	(41,477)	1995-2018
Jacksonville	1		-	2,892	257	-	3,149	3,149	(1,950)	2011
Kansas City	2		-	14,411	164	-	14,575	14,575	(8,137)	2011
Las Vegas	49	(d)	111,489	270,443	135,626	105,980	411,578	517,558	(62,436)	1996-2017
Louisville	11		42,979	226,263	36,679	43,285	262,636	305,921	(54,823)	2005-2015
Nashville	21		60,581	264,972	42,079	62,170	305,462	367,632	(34,467)	1995-2018
New Jersey/New York City	108	(d)	875,466	1,505,680	485,999	876,393	1,990,752	2,867,145	(431,538)	1996-2018
Orlando	48		82,256	320,781	60,495	82,683	380,849	463,532	(60,061)	1994-2018
Phoenix	31		54,079	188,727	48,885	54,070	237,621	291,691	(45,022)	1992-2018
Portland	17	(d)(e)	36,733	100,728	18,085	35,396	120,150	155,546	(24,749)	2006-2018
Reno	17	(d)	23,919	143,324	84,636	25,393	226,486	251,879	(60,116)	1994-2015
San Antonio	20	(d)	25,735	95,828	38,938	25,958	134,543	160,501	(46,024)	1994-2016
San Francisco Bay Area	208	(d)	802,386	1,513,171	294,059	807,623	1,801,993	2,609,616	(505,996)	1993-2018
Savannah	1		2,161	14,680	1,462	2,161	16,142	18,303	(3,921)	2011
Seattle	83	(d)(e)	533,163	960,214	140,698	553,190	1,080,885	1,634,075	(133,022)	2008-2018
South Florida	96	(d)	352,027	778,818	162,149	356,442	936,552	1,292,994	(183,113)	1994-2018
Southern California	309	(d)(e)	2,477,437	3,825,024	803,913	2,553,245	4,553,129	7,106,374	(997,117)	2005-2018
Subtotal U.S. Markets:	1,780		7,408,493	17,044,190	4,322,421	7,549,488	21,225,616	28,775,104	(4,366,926)

Other Americas Markets
Brazil	14		129,566	273,445	31,155	119,552	314,614	434,166	(9,799)	2017
Canada	31	(d)	197,503	363,279	158,973	201,955	517,800	719,755	(89,382)	2008-2018
Mexico	7		70,233	2,287	86,131	74,417	84,234	158,651	(1,344)	2011-2018
Subtotal Other Americas Markets:	52		397,302	639,011	276,259	395,924	916,648	1,312,572	(100,525)

Europe Markets
France	2		4,854	-	24,863	3,855	25,862	29,717	(2,295)	2012-2018
Germany	2		10,638	5,522	604	10,638	6,126	16,764	(3,343)	2011
Spain	5		7,044	37,040	13,634	6,825	50,893	57,718	(11,795)	2011-2017
Sweden	2		1,047	1,544	45,917	13,770	34,738	48,508	(9,969)	2011-2017
U.K.	7		28,504	23,422	14,575	28,660	37,841	66,501	(515)	2016-2018
Subtotal Europe Markets:	18		52,087	67,528	99,593	63,748	155,460	219,208	(27,917)

Asia Markets
China	2		1,395	8,457	136	1,202	8,786	9,988	(2,107)	2011
Japan	1		33,450	-	143,495	34,526	142,419	176,945	(6,190)	2016
Singapore	5		-	135,475	2,863	-	138,338	138,338	(47,293)	2011
Subtotal Asia Markets:	8		34,845	143,932	146,494	35,728	289,543	325,271	(55,590)
Total Operating Properties	1,858		7,892,727	17,894,661	4,844,767	8,044,888	22,587,267	30,632,155	(4,550,958)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2018				Date of
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Construction/ Acquisition (f)
Development Portfolio (d)

U.S. Markets
Atlanta	1		3,927	14,240	10,927	3,927	25,167	29,094
Baltimore/Washington D.C.	2		7,893	-	31,726	7,893	31,726	39,619
Central Valley	3		6,483	-	58,845	6,483	58,845	65,328		2018
Chicago	6		42,852	9,201	48,107	42,852	57,308	100,160		2018
Cincinnati	2		6,006	119	26,199	6,006	26,318	32,324
Dallas/Fort Worth	4		7,371	-	17,097	7,371	17,097	24,468		2018
Denver	3		17,555	-	31,795	17,555	31,795	49,350		2018
Indianapolis	1		418	-	6,871	418	6,871	7,289		2018
Las Vegas	5		15,681	-	38,066	15,681	38,066	53,747		2018
Nashville	1		5,668	-	13,523	5,668	13,523	19,191
New Jersey/New York City	2		58,001	-	32,426	58,001	32,426	90,427
Orlando	1		1,116	6,326	414	1,116	6,740	7,856		2018
Phoenix	4		15,053	-	20,019	15,053	20,019	35,072
San Francisco Bay Area	4		32,744	7,532	19,494	32,744	27,026	59,770
Seattle	4		70,233	28,431	130,994	70,233	159,425	229,658		2018
South Florida	4		20,712	-	42,962	20,712	42,962	63,674		2018
Southern California	13		97,501	5,143	88,553	97,501	93,696	191,197		2018
Subtotal U.S. Markets:	60		409,214	70,992	618,018	409,214	689,010	1,098,224

Other Americas Markets
Canada	1		17,257	-	24,230	17,257	24,230	41,487
Mexico	4		38,521	-	28,193	38,521	28,193	66,714		2018
Subtotal Other Americas Market:	5		55,778	-	52,423	55,778	52,423	108,201

Europe Markets
Czech Republic	3		15,667	-	32,204	15,667	32,204	47,871		2018
France	4		9,424	-	23,943	9,424	23,943	33,367
Germany	4		41,530	-	103,331	41,530	103,331	144,861		2018
Italy	4		13,847	-	4,311	13,847	4,311	18,158
Netherlands	5		39,188	-	44,014	39,188	44,014	83,202
Poland	2		3,275	-	13,097	3,275	13,097	16,372		2018
Slovakia	3		5,318	-	11,295	5,318	11,295	16,613		2018
Spain	2		16,050	-	10,908	16,050	10,908	26,958		2018
Sweden	1		4,356	-	17,064	4,356	17,064	21,420
U.K.	1		6,199	-	11,878	6,199	11,878	18,077		2018
Subtotal Europe Markets:	29		154,854	-	272,045	154,854	272,045	426,899

Asia Markets
Japan	6	(d)	141,283	-	368,194	141,283	368,194	509,477		2018
Subtotal Asia Markets:	6		141,283	-	368,194	141,283	368,194	509,477
Total Development Portfolio	100		761,129	70,992	1,310,680	761,129	1,381,672	2,142,801

GRAND TOTAL	1,958		8,653,856	17,965,653	6,155,447	8,806,017	23,968,939	32,774,956	(4,550,958)

Schedule III – Footnotes

(a)	The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2018 (in thousands):

Total per Schedule III	$32,774,956	(g)
Land	1,192,220
Other real estate investments	619,811
Total per Consolidated Balance Sheets	$34,586,987

(b)	The aggregate cost for federal tax purposes at December 31, 2018, of our real estate assets was approximately $24.0 billion (unaudited).

(c)

Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements, 30 years for operating properties acquired and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2018 (in thousands):

Total accumulated depreciation per Schedule III	$4,550,958	(g)
Accumulated depreciation on other real estate investments	105,722
Total per Consolidated Balance Sheets	$4,656,680

(d)

Properties with an aggregate undepreciated cost of $2.2 billion secure $774.6 million of mortgage notes. See Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)

Assessment bonds of $12.6 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $1.0 billion. The assessment bonds are included in term loans and unsecured other debt in Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)	Date of construction is provided for properties in the development portfolio that were completed but not yet stabilized.

(g)	The following table summarizes our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2018	2017	2016
Real estate assets:
Balance at beginning of year	$24,178,816	$25,375,539	$25,608,648
Acquisitions of and improvements to operating properties and development activity, and net effect of changes in foreign exchange rates and other	10,106,651	2,680,484	1,883,888
Basis of operating properties disposed of	(1,461,458)	(3,697,798)	(1,359,186)
Change in the development portfolio balance, including the acquisition of properties	549,312	161,408	(440,821)
Assets transferred to held for sale	(598,365)	(340,817)	(316,990)
Balance at end year	$32,774,956	$24,178,816	$25,375,539

Accumulated depreciation:
Balance at beginning of year	$3,971,501	$3,679,479	$3,207,855
Depreciation expense	703,215	614,756	668,686
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(119,029)	(313,584)	(195,895)
Assets transferred to held for sale	(4,729)	(9,150)	(1,167)
Balance at end of year	$4,550,958	$3,971,501	$3,679,479

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

4.17

Indenture dated as of August 1, 2018 among Prologis Euro Finance LLC, Prologis, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).

4.18

First Supplemental Indenture dated as of August 1, 2018 among Prologis Euro Finance LLC, Prologis, L.P., U.S. Bank National Association, as trustee, transfer agent and security registrar and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).

4.19

Form of lndenture dated as of September 25, 2018 among Prologis Yen Finance LLC, Prologis, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.20

Form of First Supplemental Indenture dated as of September 25, 2018 among Prologis Yen Finance LLC, Prologis, L.P., U.S. Bank National Association, as trustee, transfer agent, paying agent and security registrar (incorporated by reference to Exhibit 4.10 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.21	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.22	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.23	3.350% Notes due 2021 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 1, 2013).

4.24	Form of 3.000% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).
4.25	Form of 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.26	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.27	Form of 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.28	Form of 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.29	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed October 30, 2015).
4.30	Form of Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on January 26, 2018).
4.31	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.32	Form of Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on January 26, 2018).
4.33	Form of 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.34	Form of 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.35	Form of 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on July 31, 2018).
4.36	Form of 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.37	Form of 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.38	Form of 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.39	Form of 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.40	Form of Officers’ Certificate related to the 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.41	Form of Officer’s Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.42	Form of Officer’s Certificate related to 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.43	Form of Officers’ Certificate related to the 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.1 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.44	Form of Officers’ Certificate related to the 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 30, 2015).
4.45	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 6, 2017).

4.46	Form of Officers’ Certificate related to Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on January 26, 2018.
4.47	Form of Officer’s Certificate related to 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.48	Form of Officer’s Certificate related to 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.49	Form of Officers’ Certificate related to 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.50	Form of Officers’ Certificate related to 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.51	Form of Officers’ Certificate related to 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.52	Form of Officers’ Certificate related to 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.8 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.53	Officer’s Certificate related to 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).

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

10.4*

The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed May 15, 2007).

10.5*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.6*	Prologis, Inc. 2016 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 16, 2016).
10.7*	Form of Prologis, Inc. 2016 Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on August 16, 2016).
10.8*	Form of Participation Points and LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).
10.9*	Second Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 1, 2014).
10.10*

Form of Prologis, Inc. Second Amended and Restated Prologis Promote Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 18, 2014).

10.11*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General) (incorporated by reference to Exhibit 10.3 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.12*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (LTIP Unit election) (incorporated by reference to Exhibit 10.27 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2015).

10.13*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.14*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (Bonus exchange) (incorporated by reference to Exhibit 10.6 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.15*	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed June 2, 2006).
10.16*	First Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.17*	Second Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed May 19, 2010).
10.18*	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.19*

Form of Non-Qualified Share Option Award Terms; The Trust 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.20*

Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.21*

Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.22*

ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2008) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).

10.23*	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10.24*	Form of Indemnification Agreement between ProLogis and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
10.25*

Form of Restricted Stock Unit Agreement; Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.26*	Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.27*	Form of Director Deferred Stock Unit Award terms (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.28*

Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed August 16, 2013).

10.29*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General form 2015) (incorporated by reference to Exhibit 10.57 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.30*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (Bonus exchange) (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.31*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General form 2016) (incorporated by reference to Exhibit 10.48 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2015).

10.32*	Form of Prologis, Inc. Outperformance Plan LTIP Unit Exchange Award Agreement (incorporated by reference to Exhibit 10.58 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).
10.33*

Form of Prologis, Inc. Long-Term Incentive Plan Equity Exchange Offer LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.59 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.34*

Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.35*	Amended and Restated Prologis, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).
10.36*

Second Amended and Restated Prologis 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.62 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014).

10.37*	Prologis, Inc. 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on January 18, 2018).
10.38*	Prologis, Inc. Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 27, 2018).
10.39*	Form of Prologis, Inc. 2018 Amendment to Outperformance Plan LTIP Unit Award Agreements (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on March 27, 2018).
10.40*	Amended and Restated Director Deferred Stock Unit Award Terms (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 7, 2018).
10.41	Form of Time-Sharing Agreement for Hamid Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 10-Q filed on October 22, 2018).
10.42*	Prologis, Inc. Second Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.43*	Form of Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.44*	Form of LTIP Unit Award Agreement (Bonus Exchange) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.45*	Form of LTIP Unit Award Agreement (Omnibus) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.46*	Form of RSU Agreement (Global) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.47*	Form of RSU Agreement (LTIP Unit Election) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.48*	Form of NEO Retirement Eligibility Waiver (incorporated by reference to Exhibit 10.7 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.49

Term Loan Agreement dated as of August 18, 2016 among Prologis GK Holdings Y.K., as borrower, Prologis, Inc. and Prologis, L.P., as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 22, 2016).

10.50

Guaranty of Payment dated as of August 18, 2016 among Prologis, Inc. and Prologis, L.P., as guarantors, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Term Loan Agreement dated as of August 18, 2016 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on August 22, 2016).

10.51	Letter Agreement dated February 3, 2017 by and between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on February 3, 2017).
10.52

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

10.53

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

10.54

Amended and Restated Senior Term Loan Agreement dated as of May 4, 2017 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K on May 8, 2017).

10.55

Second Amended and Restated Global Senior Credit Agreement, dated as of January 16, 2019, by and among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K on January 16, 2019).

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

Date: February 13, 2019

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 13, 2019
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 13, 2019
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 13, 2019
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 13, 2019
Cristina G. Bita

/s/ George L. Fotiades	Director	February 13, 2019
George L. Fotiades

/s/ Philip L. Hawkins	Director	February 13, 2019
Philip L. Hawkins

/s/ Lydia H. Kennard	Director	February 13, 2019
Lydia H. Kennard

/s/ J. Michael Losh	Director	February 13, 2019
J. Michael Losh

/s/ Irving F. Lyons III	Director	February 13, 2019
Irving F. Lyons III

/s/ David P. O’Connor	Director	February 13, 2019
David P. O’Connor

/s/ Olivier Piani	Director	February 13, 2019
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 13, 2019
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 13, 2019
Carl B. Webb

/s/ William D. Zollars	Director	February 13, 2019
William D. Zollars

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 13, 2019

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 13, 2019
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 13, 2019
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 13, 2019
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 13, 2019
Cristina G. Bita

/s/ George L. Fotiades	Director	February 13, 2019
George L. Fotiades

/s/ Philip L. Hawkins	Director	February 13, 2019
Philip L. Hawkins

/s/ Lydia H. Kennard	Director	February 13, 2019
Lydia H. Kennard

/s/ J. Michael Losh	Director	February 13, 2019
J. Michael Losh

/s/ Irving F. Lyons III	Director	February 13, 2019
Irving F. Lyons III

/s/ David P. O’Connor	Director	February 13, 2019
David P. O’Connor

/s/ Olivier Piani	Director	February 13, 2019
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 13, 2019
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 13, 2019
Carl B. Webb

/s/ William D. Zollars	Director	February 13, 2019
William D. Zollars