Form 10-Q
period 2019-03-31
Prologis, Inc.; Prologis, L.P.
filed 2019-04-23
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of Prologis, Inc.’s common stock outstanding at April 18, 2019, was approximately 630,793,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At March 31, 2019, the Parent owned 96.99% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 3.01% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2019	December 31,
	(Unaudited)	2018
ASSETS
Investments in real estate properties	$34,395,698	$34,586,987
Less accumulated depreciation	4,868,611	4,656,680
Net investments in real estate properties	29,527,087	29,930,307
Investments in and advances to unconsolidated entities	5,613,060	5,745,294
Assets held for sale or contribution	899,976	622,288
Net investments in real estate	36,040,123	36,297,889

Lease right-of-use assets	383,704	-
Cash and cash equivalents	251,030	343,856
Other assets	1,717,255	1,775,919
Total assets	$38,392,112	$38,417,664

LIABILITIES AND EQUITY
Liabilities:
Debt	$10,706,139	$11,089,815
Lease liabilities	392,341	-
Accounts payable and accrued expenses	695,761	760,515
Other liabilities	773,810	766,446
Total liabilities	12,568,051	12,616,776

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2019 and December 31, 2018	68,948	68,948
Common stock; $0.01 par value; 630,743 shares and 629,616 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6,307	6,296
Additional paid-in capital	25,654,449	25,685,987
Accumulated other comprehensive loss	(1,029,206)	(1,084,671)
Distributions in excess of net earnings	(2,366,015)	(2,378,467)
Total Prologis, Inc. stockholders’ equity	22,334,483	22,298,093
Noncontrolling interests	3,489,578	3,502,795
Total equity	25,824,061	25,800,888
Total liabilities and equity	$38,392,112	$38,417,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental	$696,807	$555,943
Strategic capital	73,805	132,961
Development management and other	1,440	4,752
Total revenues	772,052	693,656
Expenses:
Rental	188,068	142,941
Strategic capital	38,058	43,860
General and administrative	69,701	62,428
Depreciation and amortization	284,009	204,081
Other	3,834	3,239
Total expenses	583,670	456,549

Operating income before gains on real estate transactions, net	188,382	237,107
Gains on real estate transactions, net	188,208	195,111
Operating income	376,590	432,218

Other income (expense):
Earnings from unconsolidated entities, net	56,666	62,656
Interest expense	(60,507)	(47,245)
Interest and other income, net	7,910	1,976
Foreign currency and derivative gains (losses), net	8,734	(41,094)
Losses on early extinguishment of debt, net	(2,116)	-
Total other income (expense)	10,687	(23,707)
Earnings before income taxes	387,277	408,511
Total income tax expense	13,512	16,552
Consolidated net earnings	373,765	391,959
Less net earnings attributable to noncontrolling interests	25,219	24,581
Net earnings attributable to controlling interests	348,546	367,378
Less preferred stock dividends	1,499	1,476
Net earnings attributable to common stockholders	$347,047	$365,902

Weighted average common shares outstanding – Basic	629,676	532,185
Weighted average common shares outstanding – Diluted	654,359	554,123

Net earnings per share attributable to common stockholders – Basic	$0.55	$0.69

Net earnings per share attributable to common stockholders – Diluted	$0.55	$0.68

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Consolidated net earnings	$373,765	$391,959
Other comprehensive income (loss):
Foreign currency translation gains, net	60,080	4,770
Unrealized losses on derivative contracts, net	(2,633)	(6,287)
Comprehensive income	431,212	390,442
Net earnings attributable to noncontrolling interests	(25,219)	(24,581)
Other comprehensive income attributable to noncontrolling interests	(1,982)	(168)
Comprehensive income attributable to common stockholders	$404,011	$365,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Total
Balance at January 1, 2019	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888
Consolidated net earnings	-	-	-	-	-	348,546	25,219	373,765
Effect of equity compensation plans	-	764	7	(1,198)	-	-	23,220	22,029
Capital contributions	-	-	-	-	-	-	6,538	6,538
Redemption of noncontrolling interests	-	363	4	2,980	-	-	(43,207)	(40,223)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	-	58,019	-	2,061	60,080
Unrealized losses on derivative contracts, net	-	-	-	-	(2,554)	-	(79)	(2,633)
Reallocation of equity	-	-	-	(33,304)	-	-	33,304	-
Dividends ($0.53 per common share) and other	-	-	-	(16)	-	(336,094)	(47,643)	(383,753)
Balance at March 31, 2019	$68,948	630,743	$6,307	$25,654,449	$(1,029,206)	$(2,366,015)	$3,489,578	$25,824,061

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Total
Balance at January 1, 2018	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741
Consolidated net earnings	-	-	-	-	-	367,378	24,581	391,959
Effect of equity compensation plans	-	921	9	(5,357)	-	-	11,405	6,057
Capital contributions	-	-	-	-	-	-	850	850
Redemption of noncontrolling interests	-	-	-	(1,131)	-	-	(14,645)	(15,776)
Foreign currency translation gains, net	-	-	-	-	4,420	-	350	4,770
Unrealized losses on derivative contracts, net	-	-	-	-	(6,105)	-	(182)	(6,287)
Reallocation of equity	-	-	-	(52,505)	-	-	52,505	-
Dividends ($0.48 per common share) and other	-	-	-	(105)	-	(257,687)	(41,402)	(299,194)
Balance at March 31, 2018	$68,948	533,107	$5,331	$19,303,909	$(903,343)	$(2,794,770)	$3,108,045	$18,788,120

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Consolidated net earnings	$373,765	$391,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(27,912)	(15,060)
Equity-based compensation awards	31,758	19,996
Depreciation and amortization	284,009	204,081
Earnings from unconsolidated entities, net	(56,666)	(62,656)
Operating distributions from unconsolidated entities	96,401	85,229
Decrease (increase) in operating receivables from unconsolidated entities	49,488	(67,223)
Amortization of debt discounts, net and debt issuance costs	4,162	3,014
Gains on real estate transactions, net	(188,208)	(195,111)
Unrealized foreign currency and derivative losses (gains), net	(7,158)	34,145
Losses on early extinguishment of debt, net	2,116	-
Deferred income tax expense (benefit)	793	(2,064)
Increase in accounts receivable, lease right-of-use assets and other assets	(13,470)	(2,705)
Decrease in accounts payable and accrued expenses, lease liabilities and other liabilities	(54,164)	(44,364)
Net cash provided by operating activities	494,914	349,241
Investing activities:
Real estate development	(368,596)	(365,837)
Real estate acquisitions	(274,528)	(112,621)
Tenant improvements and lease commissions on previously leased space	(40,338)	(28,027)
Property improvements	(13,612)	(10,456)
Proceeds from dispositions and contributions of real estate properties	595,496	579,429
Investments in and advances to unconsolidated entities	(75,559)	(52,131)
Return of investment from unconsolidated entities	355,539	111,211
Proceeds from repayment of notes receivable backed by real estate	-	34,260
Proceeds from the settlement of net investment hedges	9,761	-
Payments on the settlement of net investment hedges	(28,524)	(3,966)
Net cash provided by investing activities	159,639	151,862
Financing activities:
Proceeds from issuance of common stock	2,482	1,233
Dividends paid on common and preferred stock	(336,094)	(257,687)
Noncontrolling interests contributions	6,538	850
Noncontrolling interests distributions	(47,643)	(41,402)
Settlement of noncontrolling interests	(40,223)	(15,776)
Tax paid for shares withheld	(21,094)	(26,479)
Debt issuance costs paid	(14,692)	(1,002)
Net proceeds from (payments on) credit facilities	(24,565)	12,138
Repurchase of and payments on debt	(1,418,438)	(696,011)
Proceeds from the issuance of debt	1,145,095	528,167
Net cash used in financing activities	(748,634)	(495,969)

Effect of foreign currency exchange rate changes on cash	1,255	5,919
Net increase (decrease) in cash and cash equivalents	(92,826)	11,053
Cash and cash equivalents, beginning of period	343,856	447,046
Cash and cash equivalents, end of period	$251,030	$458,099

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2019	December 31,
	(Unaudited)	2018
ASSETS
Investments in real estate properties	$34,395,698	$34,586,987
Less accumulated depreciation	4,868,611	4,656,680
Net investments in real estate properties	29,527,087	29,930,307
Investments in and advances to unconsolidated entities	5,613,060	5,745,294
Assets held for sale or contribution	899,976	622,288
Net investments in real estate	36,040,123	36,297,889

Lease right-of-use assets	383,704	-
Cash and cash equivalents	251,030	343,856
Other assets	1,717,255	1,775,919
Total assets	$38,392,112	$38,417,664

LIABILITIES AND CAPITAL
Liabilities:
Debt	$10,706,139	$11,089,815
Lease liabilities	392,341	-
Accounts payable and accrued expenses	695,761	760,515
Other liabilities	773,810	766,446
Total liabilities	12,568,051	12,616,776

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	22,265,535	22,229,145
Limited partners – common	395,726	371,281
Limited partners – Class A common	294,331	295,045
Total partners’ capital	23,024,540	22,964,419
Noncontrolling interests	2,799,521	2,836,469
Total capital	25,824,061	25,800,888
Total liabilities and capital	$38,392,112	$38,417,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental	$696,807	$555,943
Strategic capital	73,805	132,961
Development management and other	1,440	4,752
Total revenues	772,052	693,656
Expenses:
Rental	188,068	142,941
Strategic capital	38,058	43,860
General and administrative	69,701	62,428
Depreciation and amortization	284,009	204,081
Other	3,834	3,239
Total expenses	583,670	456,549

Operating income before gains on real estate transactions, net	188,382	237,107
Gains on real estate transactions, net	188,208	195,111
Operating income	376,590	432,218

Other income (expense):
Earnings from unconsolidated entities, net	56,666	62,656
Interest expense	(60,507)	(47,245)
Interest and other income, net	7,910	1,976
Foreign currency and derivative gains (losses), net	8,734	(41,094)
Losses on early extinguishment of debt, net	(2,116)	-
Total other income (expense)	10,687	(23,707)
Earnings before income taxes	387,277	408,511
Total income tax expense	13,512	16,552
Consolidated net earnings	373,765	391,959
Less net earnings attributable to noncontrolling interests	14,645	14,058
Net earnings attributable to controlling interests	359,120	377,901
Less preferred unit distributions	1,499	1,476
Net earnings attributable to common unitholders	$357,621	$376,425

Weighted average common units outstanding – Basic	640,504	538,977
Weighted average common units outstanding – Diluted	654,359	554,123

Net earnings per unit attributable to common unitholders – Basic	$0.55	$0.69

Net earnings per unit attributable to common unitholders – Diluted	$0.55	$0.68

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Consolidated net earnings	$373,765	$391,959
Other comprehensive income (loss):
Foreign currency translation gains, net	60,080	4,770
Unrealized losses on derivative contracts, net	(2,633)	(6,287)
Comprehensive income	431,212	390,442
Net earnings attributable to noncontrolling interests	(14,645)	(14,058)
Other comprehensive income attributable to noncontrolling interests	(263)	(219)
Comprehensive income attributable to common unitholders	$416,304	$376,165

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2019	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	348,546	-	5,968	-	4,606	14,645	373,765
Effect of equity compensation plans	-	-	764	(1,191)	1,355	23,220	-	-	-	22,029
Capital contributions	-	-	-	-	-	-	-	-	6,538	6,538
Redemption of noncontrolling interests	-	-	-	(9,835)	-	-	-	-	(11,258)	(21,093)
Redemption of limited partners units	-	-	363	12,819	(661)	(31,949)	-	-	-	(19,130)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	58,019	-	1,031	-	767	263	60,080
Unrealized losses on derivative contracts, net	-	-	-	(2,554)	-	(45)	-	(34)	-	(2,633)
Reallocation of capital	-	-	-	(33,304)	-	33,634	-	(330)	-	-
Distributions ($0.53 per common unit) and other	-	-	-	(336,110)	-	(7,414)	-	(5,723)	(34,506)	(383,753)
Balance at March 31, 2019	1,379	$68,948	630,743	$22,265,535	11,210	$395,726	8,849	$294,331	$2,799,521	$25,824,061

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2018	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741
Consolidated net earnings	-	-	-	367,378	-	4,670	-	5,853	14,058	391,959
Effect of equity compensation plans	-	-	921	(5,348)	1,953	11,405	-	-	-	6,057
Capital contributions	-	-	-	-	-	-	-	-	850	850
Redemption of noncontrolling interests	-	-	-	(1,131)	-	-	-	-	(1,389)	(2,520)
Redemption of limited partners units	-	-	-	-	(213)	(13,256)	-	-	-	(13,256)
Foreign currency translation gains, net	-	-	-	4,420	-	61	-	70	219	4,770
Unrealized losses on derivative contracts, net	-	-	-	(6,105)	-	(85)	-	(97)	-	(6,287)
Reallocation of capital	-	-	-	(52,505)	-	53,084	-	(579)	-	-
Distributions ($0.48 per common unit) and other	-	-	-	(257,792)	-	(4,705)	-	(5,751)	(30,946)	(299,194)
Balance at March 31, 2018	1,379	$68,948	533,107	$15,611,127	7,396	$216,575	8,894	$248,436	$2,643,034	$18,788,120

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Consolidated net earnings	$373,765	$391,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(27,912)	(15,060)
Equity-based compensation awards	31,758	19,996
Depreciation and amortization	284,009	204,081
Earnings from unconsolidated entities, net	(56,666)	(62,656)
Operating distributions from unconsolidated entities	96,401	85,229
Decrease (increase) in operating receivables from unconsolidated entities	49,488	(67,223)
Amortization of debt discounts, net and debt issuance costs	4,162	3,014
Gains on real estate transactions, net	(188,208)	(195,111)
Unrealized foreign currency and derivative losses (gains), net	(7,158)	34,145
Losses on early extinguishment of debt, net	2,116	-
Deferred income tax expense (benefit)	793	(2,064)
Increase in accounts receivable, lease right-of-use assets and other assets	(13,470)	(2,705)
Decrease in accounts payable and accrued expenses, lease liabilities and other liabilities	(54,164)	(44,364)
Net cash provided by operating activities	494,914	349,241
Investing activities:
Real estate development	(368,596)	(365,837)
Real estate acquisitions	(274,528)	(112,621)
Tenant improvements and lease commissions on previously leased space	(40,338)	(28,027)
Property improvements	(13,612)	(10,456)
Proceeds from dispositions and contributions of real estate properties	595,496	579,429
Investments in and advances to unconsolidated entities	(75,559)	(52,131)
Return of investment from unconsolidated entities	355,539	111,211
Proceeds from repayment of notes receivable backed by real estate	-	34,260
Proceeds from the settlement of net investment hedges	9,761	-
Payments on the settlement of net investment hedges	(28,524)	(3,966)
Net cash provided by investing activities	159,639	151,862
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	2,482	1,233
Distributions paid on common and preferred units	(349,231)	(268,143)
Noncontrolling interests contributions	6,538	850
Noncontrolling interests distributions	(34,506)	(30,946)
Settlement of noncontrolling interests	(21,093)	(2,520)
Redemption of common limited partnership units	(19,130)	(13,256)
Tax paid for shares of the Parent withheld	(21,094)	(26,479)
Debt issuance costs paid	(14,692)	(1,002)
Net proceeds from (payments on) credit facilities	(24,565)	12,138
Repurchase of and payments on debt	(1,418,438)	(696,011)
Proceeds from the issuance of debt	1,145,095	528,167
Net cash used in financing activities	(748,634)	(495,969)

Effect of foreign currency exchange rate changes on cash	1,255	5,919
Net increase (decrease) in cash and cash equivalents	(92,826)	11,053
Cash and cash equivalents, beginning of period	343,856	447,046
Cash and cash equivalents, end of period	$251,030	$458,099

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL

Business. Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 19 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership and development of logistics properties. Our Strategic Capital segment represents the management of unconsolidated co-investment ventures and other ventures. See Note 11 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2019, the Parent owned a 96.99% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 3.01% common limited partnership interests, which include 8.8 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Basis of Presentation. The accompanying Consolidated Financial Statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and are presented in our reporting currency, the U.S. dollar. References herein to the translation of activity for significant nonrecurring transactions are at the rate in effect at the date of the transaction. All material intercompany transactions with consolidated entities have been eliminated.

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the OP for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, and other public information.

Reclassifications. Upon adoption of the new lease standard, rental recoveries for 2018 have been reclassified to Rental Revenues in the Consolidated Statements of Income to conform to the 2019 financial statement presentation.

New Accounting Pronouncements.

New Accounting Standards Adopted

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that provided the principles for the recognition, measurement, presentation and disclosure of leases. The guidance amended the existing accounting standards, including the requirement that lessees recognize right-of-use assets and lease liabilities for leases with terms greater than twelve months in the Consolidated Balance Sheets. Additional guidance and targeted improvements to the February 2016 ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019. We refer to all three ASUs collectively as the “new lease standard.”

We adopted the new lease standard on January 1, 2019 and applied it to leases that were in place on the effective date. Results for reporting periods beginning January 1, 2019 are presented under the new lease standard.

We elected the package of practical expedients and were not required to reassess the following upon adoption: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether leasing costs previously capitalized as initial direct costs would continue to be amortized. This allowed us to continue to account for our existing ground and office space leases as operating leases, however, any new or renewed ground leases after January 1, 2019 may be classified as financing leases unless they meet certain conditions to be considered a lease involving land owned by a government unit or authority. Upon adoption, we did not have an adjustment to the opening balance of retained earnings due to the election of these practical expedients.

•

As a lessor. The new lease standard required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. During the three months ended March 31, 2019 and 2018, we expensed $6.5 million in Rental Expense in the Consolidated Statements of Income and capitalized $5.4 million in Other Assets in the Consolidated Balance Sheets, respectively, of internal costs related to our leasing activities. We will continue to amortize initial direct costs capitalized prior to January 1, 2019.

We adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under Rental Revenues in our Consolidated Statements of Income for the three months ended March 31, 2019. As a result of our adoption of this practical expedient, we also presented $427.9 million of rental revenues and $128.0 million of rental recoveries as a single component in the Consolidated Statements of Income for the three months ended March 31, 2018 to conform to the 2019 new presentation.

•

As a lessee. At January 1, 2019 we recognized Lease Right-of-Use (“ROU”) Assets and Lease Liabilities, principally for our ground and office space leases, in which we are the lessee, on the Consolidated Balance Sheets.

See Note 3 for further disclosure around our adoption of the new lease standard.

Derivatives and Hedging. In August 2017, the FASB issued an ASU that simplified the application of hedge accounting guidance in current GAAP and improved the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its consolidated financial statements. Among the simplification updates, the ASU eliminated the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The ASU required the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. We adopted the ASU on January 1, 2019 on a modified retrospective basis and there was no adjustment to the opening balance of retained earnings.

NOTE 2. DCT TRANSACTION

We acquired DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (collectively “DCT”) on August 22, 2018 (“DCT Transaction”).

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

Through the DCT Transaction, we acquired a portfolio of logistics real estate assets that consisted of 408 operating properties, aggregating 68.0 million square feet, 10 properties under development, aggregating 2.8 million square feet and 305 acres of land with build-out potential of 4.5 million square feet.

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

Under acquisition accounting, the total purchase price was allocated to the DCT net tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values as follows (in millions):

Net investments in real estate	$8,362
Intangible assets, net of intangible liabilities	292
Cash and other assets	24
Debt	(1,863)
Accounts payable, accrued expenses and other liabilities	(143)
Noncontrolling interests	(65)
Total purchase price, including transaction costs	$6,607

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018
Operating properties:
Buildings and improvements	351,159	354,762	1,869	1,858	$22,560,379	$22,587,267
Improved land					8,106,848	8,044,888
Development portfolio, including land costs:
Prestabilized	7,562	8,709	34	30	623,569	828,064
Properties under development	25,899	27,715	65	70	1,316,068	1,314,737
Land (1)					1,143,294	1,192,220
Other real estate investments (2)					645,540	619,811
Total investments in real estate properties					34,395,698	34,586,987
Less accumulated depreciation					4,868,611	4,656,680
Net investments in real estate properties					$29,527,087	$29,930,307

(1)	At March 31, 2019 and December 31, 2018, our land is comprised of 4,582 and 4,929 acres, respectively.

(2)

Included in other real estate investments were: (i) land parcels that are ground leased to third parties; (ii) non-logistics real estate; (iii) our corporate headquarters; (iv) earnest money deposits associated with potential acquisitions; (v) costs related to future development projects, including purchase options on land; and (vi) infrastructure costs related to projects we are developing on behalf of others.

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended March 31,
	2019	2018
Number of operating properties (1)	12	-
Square feet (1)	967	-
Acquisition value of net investments in real estate properties (2)	$312,252	$134,941

(1)	During the three months ended March 31, 2018, we did not acquire operating properties.

(2)	Value includes the acquisition of 188 and 379 acres of land during the three months ended March 31, 2019 and 2018, respectively.

Dispositions

The following table summarizes our gains on real estate transactions, net (dollars and square feet in thousands):

	Three Months Ended March 31,
	2019	2018
Contributions to unconsolidated entities
Number of properties	19	8
Square feet	8,149	3,078
Net proceeds (1) (2)	$744,165	$539,822
Gains on contributions, net (1) (2)	$37,138	$167,726
Dispositions to third parties
Number of properties	2	11
Square feet	670	1,303
Net proceeds (1)	$52,024	$87,981
Gains on dispositions, net (1)	$16,048	$27,385

Total gains on contributions and dispositions, net	$53,186	$195,111
Gain on partial redemption of investment in a co-investment venture (3)	135,022	-
Total gains on real estate transactions, net	$188,208	$195,111

(1)	Includes the contribution and disposition of land parcels.

(2)

In January 2019, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 6.9 million square feet and 371 acres of land. We received cash proceeds and units for our 20% equity interest.

(3)	See Note 4 for more information on this transaction.

Leases

As a Lessor

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in Rental Revenues in the Consolidated Statements of Income as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.

The following table summarizes the minimum lease payments due from our customers on leases with lease periods greater than one year for space in our operating properties, prestabilized development properties and leases of land subject to ground leases at March 31, 2019 (in thousands):

2019	$1,518,699
2020	1,950,122
2021	1,679,801
2022	1,360,816
2023	1,076,401
Thereafter	3,550,169
Total	$11,136,008

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee

We have 124 ground and office space leases, which qualify as operating leases, with remaining lease terms of 1 to 89 years.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

	March 31, 2019	December 31, 2018
2019	$32,091	$38,769
2020	42,062	38,267
2021	38,032	34,307
2022	36,057	32,312
2023	31,029	30,180
Thereafter	681,381	670,147
Total undiscounted rental payments	860,652	$843,982
Less imputed interest	468,311
Total lease liabilities	$392,341

The weighted average remaining lease term for our operating leases was 32 and 28 years at March 31, 2019 and December 31, 2018, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.1% at March 31, 2019. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

NOTE 4. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures that are related parties, which are accounted for using the equity method of accounting. See Note 7 for more detail regarding our consolidated investments that are not wholly owned.

We also have other ventures, generally with one partner and that we do not manage, which we account for using the equity method. We refer to our investments in all entities accounted for using the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	March 31,	December 31,
	2019	2018
Unconsolidated co-investment ventures	$5,272,073	$5,407,838
Other ventures	340,987	337,456
Total	$5,613,060	$5,745,294

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2019	2018
Recurring fees	$62,117	$54,644
Transactional fees	11,348	15,624
Promote revenues	-	62,544
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$73,465	$132,812

(1)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to our unconsolidated co-investment ventures (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019 (1)	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Key property information:
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	566	566	215	209	679	669	131	125	1,591	1,569
Square feet	91	91	45	39	161	159	53	51	350	340

Financial position:
Unconsolidated co-investment ventures:
Total assets ($)	7,376	7,303	2,791	2,137	13,615	13,028	7,119	7,089	30,901	29,557
Third-party debt ($)	2,090	2,094	775	838	2,993	2,548	2,835	2,668	8,693	8,148
Total liabilities ($)	2,411	2,350	816	862	4,226	3,615	3,174	3,006	10,627	9,833

Our investment balance ($) (2)	1,441	1,457	669	554	2,574	2,784	588	613	5,272	5,408
Our weighted average ownership (3) (4)	27.2%	27.4%	38.5%	44.4%	30.6%	33.2%	15.1%	15.1%	27.0%	28.3%

	U.S.		Other Americas		Europe		Asia		Total
Operating Information:	Mar 31, 2019	Mar 31, 2018	Mar 31, 2019	Mar 31, 2018	Mar 31, 2019	Mar 31, 2018	Mar 31, 2019	Mar 31, 2018	Mar 31, 2019	Mar 31, 2018
For the three months ended:
Unconsolidated co-investment ventures:
Total revenues ($)	179	168	67	53	271	288	120	108	637	617
Net earnings ($)	29	13	34	14	71	93	37	42	171	162

Our earnings from unconsolidated co-investment ventures, net ($)	9	5	13	6	25	37	6	7	53	55

(1)	PBLV and our other Brazilian joint ventures are combined and accounted for as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2019 and December 31, 2018, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($627.4 million and $635.9 million, respectively); (ii) recording additional costs associated with our investment in the venture ($88.4 million and $94.4 million, respectively); (iii) receivables, principally for fees and promotes ($100.9 million and $166.7 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. ($122.0 million for both periods).

(3)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(4)	In February 2019, we redeemed a portion of our investment in Prologis European Logistics Fund (“PELF”) for €278.2 million ($313.3 million). At March 31, 2019 our ownership in PELF was 24.3%.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At March 31, 2019, our remaining equity commitments were $283.2 million, principally for Prologis China Logistics Venture and PBLV. The equity commitments expire from 2020 to 2026.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2019 and December 31, 2018. At the time of classification, these properties were expected to be sold to third parties or were recently developed and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	March 31,	December 31,
	2019	2018
Number of operating properties	50	57
Square feet	9,648	8,236
Total assets held for sale or contribution	$899,976	$622,288
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$11,069	$12,972

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	March 31, 2019		December 31, 2018
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	1.5%	$26,180	3.4%	$50,500
Senior notes	2.7%	8,314,678	2.7%	8,304,147
Term loans and unsecured other	0.9%	1,411,343	1.8%	1,921,428
Secured mortgage	4.3%	953,938	5.1%	813,740
Total	2.6%	$10,706,139	2.7%	$11,089,815

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of undesignated and designated interest rate swaps, which effectively fix the interest rate on our variable rate debt.

(2)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2019		December 31, 2018
	Amount Outstanding	% of Total	Amount Outstanding	% of Total
British pound sterling	$676,732	6.3%	$635,972	5.8%
Canadian dollar	271,975	2.5%	266,337	2.4%
Euro	4,803,307	44.9%	4,893,693	44.1%
Japanese yen	2,182,119	20.4%	1,951,844	17.6%
U.S. dollar	2,772,006	25.9%	3,341,969	30.1%
Total	$10,706,139		$11,089,815

Credit Facilities

In January 2019, we recast our global senior credit facility (the “Global Facility”), under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion (subject to currency fluctuations). Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Global Facility is scheduled to mature in January 2023; however, we may extend the maturity date for six months on two occasions, subject to the satisfaction of certain conditions and payment of extension fees. We have the ability to increase the Global Facility to $4.5 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($451.4 million at March 31, 2019). We have the ability to increase the Revolver to ¥65.0 billion ($586.8 million at March 31, 2019), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at March 31, 2019 (in millions):

Aggregate lender commitments	$3,932
Less:
Borrowings outstanding	26
Outstanding letters of credit	31
Current availability	$3,875

Senior Notes

In March 2019, we completed a private placement for ¥10.0 billion ($90.5 million) of senior notes with a stated interest rate of 1.2%, maturing in March 2039.

Term Loans

In January 2019, we entered into two unsecured Japanese yen term loans for a total of ¥15.0 billion ($137.1 million) that bear interest of Yen LIBOR plus 0.5% to 0.6% and are scheduled to mature in January 2028 and 2030.

In March 2019, we entered into an unsecured Japanese yen term loan agreement (the “2019 Yen Term Loan”) under which we can draw Japanese yen in an aggregate amount not to exceed ¥85.0 billion ($767.4 million at March 31, 2019). The 2019 Yen Term Loan currently bears interest at Yen LIBOR plus 0.4% and is scheduled to mature in March 2026. We have the ability to increase the 2019 Yen Term Loan to ¥120.0 billion ($1.1 billion at March 31, 2019), subject to obtaining additional lender commitments. Pricing under the 2019 Yen Term Loan, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

We repaid the outstanding balance of ¥100.0 billion ($897.4 million) on our 2016 Japanese yen term loan (“2016 Yen Term Loan”), primarily with the proceeds from the 2019 Yen Term Loan during the first quarter of 2019. The 2016 Yen Term Loan bore a floating rate of Yen LIBOR plus 0.7% and was scheduled to mature in August 2022 and August 2023.

We paid down $500.0 million during both the three months ended March 31, 2019 and 2018, on our multi-currency term loan.

Long-Term Debt Maturities

Principal payments due on our debt for the remainder of 2019 and for each year through the period ended December 31, 2023, and thereafter were as follows at March 31, 2019 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2019 (1)	$-	$-	$593	$252,100	$252,693
2020 (1)	-	1,123,500	621	25,101	1,149,222
2021	-	786,450	677	229,913	1,017,040
2022	-	786,450	741	12,161	799,352
2023 (2)	26,180	850,000	128,519	39,307	1,044,006
Thereafter	-	4,826,846	1,290,138	397,983	6,514,967
Subtotal	26,180	8,373,246	1,421,289	956,565	10,777,280
Premiums (discounts), net	-	(24,944)	-	831	(24,113)
Debt issuance costs, net	-	(33,624)	(9,946)	(3,458)	(47,028)
Total	$26,180	$8,314,678	$1,411,343	$953,938	$10,706,139

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2023 maturities was the Global Facility that can be extended until 2024.

Financial Debt Covenants

We have $8.3 billion of senior notes and $1.4 billion of term loans outstanding at March 31, 2019 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At March 31, 2019, we were in compliance with all of our financial debt covenants.

Guarantee of Finance Subsidiary Debt

In 2018, we formed finance subsidiaries as part of our operations in Europe (Prologis Euro Finance LLC), Japan (Prologis Yen Finance LLC) and the United Kingdom (Prologis Sterling Finance LLC).

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and total liabilities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,683,803	$2,697,095	$6,051,593	$6,072,087	$98,814	$92,782
Other consolidated entities (1)	various	various	115,718	139,374	1,036,813	1,045,202	88,283	53,145
Prologis, L.P.			2,799,521	2,836,469	7,088,406	7,117,289	187,097	145,927
Limited partners in Prologis, L.P. (2) (3)			690,057	666,326	-	-	-	-
Prologis, Inc.			$3,489,578	$3,502,795	$7,088,406	$7,117,289	$187,097	$145,927

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at March 31, 2019 and December 31, 2018 were exchangeable into cash or, at our option, 0.4 million and 0.7 million shares of the Parent’s common stock, respectively.

(2)	We had 8.8 million Class A Units that were convertible into 8.4 million limited partnership units of the OP at March 31, 2019 and December 31, 2018.

(3)

At March 31, 2019 and December 31, 2018, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 6.8 million and 7.2 million shares of the Parent’s common stock, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan. See further discussion of LTIP Units in Note 8.

NOTE 8. LONG-TERM COMPENSATION

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We allocate participation points to participants under our POP corresponding to three-year performance periods beginning January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3% of the excess value created, subject to a maximum as defined for each performance period. POP awards cannot be paid at a time when our absolute TSR is negative. If after seven years our absolute TSR has not been positive, the awards will be forfeited.

We granted participation points for the 2019 – 2021 performance period in January 2019, with a fair value of $21.2 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 2.6% and an expected volatility of 20.0%. The 2019 – 2021 performance period has an absolute maximum cap of $100 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the three-year performance period is subject to an additional three-year holding requirement.

The Outperformance Hurdle was met for the 2016 – 2018 performance period, which resulted in awards being earned at December 31, 2018. Initial awards of $75.0 million in aggregate were awarded in January 2019 in the form of 0.4 million shares of common stock and 0.8 million POP LTIP Units and LTIP Units. Participants are not able to sell or transfer equity awards received until three years after the end of the initial period. One-third of the remaining compensation pool in excess of the $75.0 million aggregate initial award amounts can be earned at the end of each of the three years following the end of the initial three-year performance period if our performance meets or exceeds the MSCI US REIT Index. Vesting for the 2016 – 2018 performance period for our Named Executive Officers (“NEOs”) follows the construct of the 2019 – 2021 performance period as described above, such that 20% of any amounts earned were awarded subject to a three-year holding period, and 80% of any amounts earned will cliff vest at the end of the seventh year following the initial three-year performance period. At March 31, 2019 there were 0.4 million unvested POP LTIP Units associated with the POP.

Other Equity-Based Compensation Plans and Programs

Our other equity-based compensation plans and programs include (i) the Prologis Promote Plan (“PPP”); (ii) the annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iii) the annual bonus exchange program. Awards under these plans and programs may be issued in the form of restricted stock units (“RSUs”) or LTIP Units at the participant’s election. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and the grant date value is charged to compensation expense over the service period, which beginning in February 2018 was lengthened from three to four years for PPP and Annual LTI Awards and three years for bonus exchange awards offering a premium upon exchange. As our NEOs do not receive a bonus exchange premium for participating in the bonus exchange program, the equity they receive upon exchange for their cash bonuses does not have a vesting period.

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the three months ended March 31, 2019 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2019	1,255	$54.48
Granted	503	70.95
Vested and distributed	(575)	50.08
Forfeited	(9)	62.01
Balance at March 31, 2019	1,174	$63.64

LTIP Units

The following table summarizes the activity for LTIP Units for the three months ended March 31, 2019 (units in thousands):

	Vested	Unvested	Unvested Weighted Average
	LTIP Units	LTIP Units	Grant Date Fair Value
Balance at January 1, 2019	3,293	2,177	$56.05
Granted	-	911	70.87
Vested LTIP Units	964	(964)	54.44
Vested POP LTIP Units (1)	391	-	N/A
Conversion to common limited partnership units	(198)	-	N/A
Balance at March 31, 2019	4,450	2,124	$63.14

(1)	Vested units were based on the POP performance criteria being met for the 2016 – 2018 performance period and represented the earned award amount. See above for further discussion on the POP.

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2019	2018
Net earnings attributable to common stockholders – Basic	$347,047	$365,902
Net earnings attributable to exchangeable limited partnership units (1)	10,657	10,693
Adjusted net earnings attributable to common stockholders – Diluted	$357,704	$376,595

Weighted average common shares outstanding – Basic	629,676	532,185
Incremental weighted average effect on exchange of limited partnership units (1)	19,718	16,270
Incremental weighted average effect of equity awards	4,965	5,668
Weighted average common shares outstanding – Diluted (2)	654,359	554,123

Net earnings per share attributable to common stockholders:
Basic	$0.55	$0.69
Diluted	$0.55	$0.68

	Three Months Ended
	March 31,
Prologis, L.P.	2019	2018
Net earnings attributable to common unitholders	$357,621	$376,425
Net earnings attributable to Class A Units	(4,606)	(5,853)
Net earnings attributable to common unitholders – Basic	353,015	370,572
Net earnings attributable to Class A Units	4,606	5,853
Net earnings attributable to exchangeable other limited partnership units	83	170
Adjusted net earnings attributable to common unitholders – Diluted	$357,704	$376,595

Weighted average common partnership units outstanding – Basic	640,504	538,977
Incremental weighted average effect on exchange of Class A Units	8,356	8,512
Incremental weighted average effect on exchange of other limited partnership units	534	966
Incremental weighted average effect of equity awards of Prologis, Inc.	4,965	5,668
Weighted average common units outstanding – Diluted (2)	654,359	554,123

Net earnings per unit attributable to common unitholders:
Basic	$0.55	$0.69
Diluted	$0.55	$0.68

(1)

The exchangeable limited partnership units include the units as discussed in Note 7. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
Class A Units	8,356	8,512
Other limited partnership units	534	966
Equity awards	7,673	8,380
Prologis, L.P.	16,563	17,858
Common limited partnership units	10,828	6,792
Prologis, Inc.	27,391	24,650

NOTE 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	March 31, 2019		December 31, 2018
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$-	$80	$-
British pound sterling	717	734	2,266	324
Canadian dollar	2,080	-	3,336	53
Euro	13,605	374	7,895	1,922
Japanese yen	3,666	76	3,334	1,318
Mexican peso	-	-	159	-

Interest rate swaps
U.S. dollar	-	39	27	-

Designated derivatives
Foreign currency contracts
Net investment hedges
Brazilian real	-	-	-	3,165
British pound sterling	460	3,526	-	949
Canadian dollar	3,893	-	5,634	-

Interest rate swaps
Cash flow hedges
Euro	-	368	-	428
Total fair value of derivatives	$24,421	$5,117	$22,731	$8,159

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2019					2018
	BRL	CAD	EUR	GBP	JPY	CAD	CNY	EUR	GBP	JPY
Notional amounts at January 1	$5	$55	$314	$118	$177	$56	$-	$233	$132	$153
New contracts	489	-	-	112	-	5	80	28	-	-
Matured, expired or settled contracts	(494)	(9)	(35)	(21)	(20)	(6)	(80)	(25)	(24)	(19)
Notional amounts at March 31	$-	$46	$279	$209	$157	$55	$-	$236	$108	$134

Weighted average forward rate at March 31	-	1.28	1.21	1.22	104.86	1.28	-	1.18	1.30	106.20
Active contracts at March 31	-	20	29	22	30	24	-	29	18	30

The following table summarizes the undesignated derivative financial instruments exercised and associated realized gains (losses) and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended March 31,
	2019	2018
Exercised contracts	23	15
Realized gains (losses) on the matured, expired or settled contracts	$1	$(7)
Unrealized gains (losses) on the change in fair value of outstanding contracts	$7	$(13)

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2019			2018
	BRL	CAD	GBP	CAD
Notional amounts at January 1	$460	$100	$127	$99
New contracts	489	-	262	100
Matured, expired or settled contracts	(949)	-	-	(99)
Notional amounts at March 31	$-	$100	$389	$100

Weighted average forward rate at March 31	-	1.28	1.30	1.28
Active contracts at March 31	-	2	6	2

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the three months ended March 31 (in millions):

	2019	2018
	EUR	CAD	EUR
Notional amounts at January 1	$500	$271	$-
New contracts	-	-	500
Matured, expired or settled contracts	-	(271)	-
Notional amounts at March 31	$500	$-	$500

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries (in millions):

	March 31, 2019	December 31, 2018
British pound sterling	$346	$269
Euro	$3,028	$2,645

The following table summarizes the recognized unrealized losses in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest for the three months ended March 31 (in millions):

2018
Unrealized losses on the unhedged portion	$(24)

The unrealized loss on the unhedged portion recognized during the three months ended March 31, 2019 was not material.

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2019	2018
Derivative net investment hedges	$(19,452)	$3,093
Nonderivative net investment hedges	63,657	(109,877)
Cumulative translation adjustment	15,875	111,554
Total foreign currency translation gains, net	$60,080	$4,770

Cash flow hedges (1)	$1,105	$(9,285)
Our share of derivatives from unconsolidated co-investment ventures	(3,738)	2,998
Total unrealized losses on derivative contracts, net	$(2,633)	$(6,287)
Total change in other comprehensive income (loss)	$57,447	$(1,517)

(1)

We estimate an additional expense of $4.2 million will be reclassified to Interest Expense over the next 12 months from March 31, 2019, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Fair Value Measurements on a Recurring Basis

At March 31, 2019 and December 31, 2018, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2019 and December 31, 2018, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute met the criteria to be measured on a nonrecurring basis at fair value and the lower of their carrying amount or their estimated fair value less the costs to sell, respectively, at March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, we estimate the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties and assets held for sale or contribution in Notes 2, 3 and 5, respectively.

Fair Value of Financial Instruments

At March 31, 2019 and December 31, 2018, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2019 and December 31, 2018, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$26,180	$26,180	$50,500	$50,513
Senior notes	8,314,678	8,846,176	8,304,147	8,606,864
Term loans and unsecured other	1,411,343	1,433,838	1,921,428	1,946,335
Secured mortgage	953,938	992,924	813,740	849,417
Total	$10,706,139	$11,299,118	$11,089,815	$11,453,129

NOTE 11. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenues and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we utilize the following: (i) our land bank; (ii) the development expertise of our local teams; and (iii) our customer relationships. Land we own and lease to customers under ground leases, along with land we lease, is also included in this segment.

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

The following reconciliations are presented in thousands:

	Three Months Ended March 31,
	2019	2018
Revenues:
Real estate operations segment:
U.S.	$651,869	$499,257
Other Americas	23,865	30,431
Europe	8,557	17,202
Asia	13,956	13,805
Total real estate operations segment	698,247	560,695
Strategic capital segment:
U.S.	20,268	16,069
Other Americas	7,900	6,153
Europe	28,838	38,817
Asia	16,799	71,922
Total strategic capital segment	73,805	132,961

Total revenues	772,052	693,656

Segment net operating income:
Real estate operations segment:
U.S. (1)	471,076	369,364
Other Americas	19,053	22,923
Europe	5,544	12,459
Asia	10,672	9,769
Total real estate operations segment	506,345	414,515
Strategic capital segment:
U.S. (1)	3,327	(4,236)
Other Americas	5,422	2,907
Europe	19,151	27,663
Asia	7,847	62,767
Total strategic capital segment	35,747	89,101

Total segment net operating income	542,092	503,616

Reconciling items:
General and administrative expenses	(69,701)	(62,428)
Depreciation and amortization expenses	(284,009)	(204,081)
Gains on real estate transactions, net	188,208	195,111
Operating income	376,590	432,218
Earnings from unconsolidated entities, net	56,666	62,656
Interest expense	(60,507)	(47,245)
Interest and other income, net	7,910	1,976
Foreign currency and derivative gains (losses), net	8,734	(41,094)
Losses on early extinguishment of debt, net	(2,116)	-
Earnings before income taxes	$387,277	$408,511

	March 31, 2019	December 31, 2018
Segment assets:
Real estate operations segment:
U.S.	$28,113,087	$27,666,200
Other Americas	1,185,389	1,712,862
Europe	1,158,984	1,040,061
Asia	763,531	1,012,253
Total real estate operations segment	31,220,991	31,431,376
Strategic capital segment (2):
U.S.	15,483	15,802
Europe	25,280	25,280
Asia	368	455
Total strategic capital segment	41,131	41,537
Total segment assets	31,262,122	31,472,913

Reconciling items:
Investments in and advances to unconsolidated entities	5,613,060	5,745,294
Assets held for sale or contribution	899,976	622,288
Lease right-of-use assets	116,012	-
Cash and cash equivalents	251,030	343,856
Other assets	249,912	233,313
Total reconciling items	7,129,990	6,944,751
Total assets	$38,392,112	$38,417,664

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at March 31, 2019 and December 31, 2018.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2019 and 2018 included the following:

•

Due to the adoption of the new lease standard on January 1, 2019, we recorded Lease ROU Assets and Lease Liabilities on the Consolidated Balance Sheets, including any new leases after January 1, 2019, of $393.0 million and $400.3 million, respectively.

•

We capitalized $7.5 million in 2019 and 2018 of equity-based compensation expense. Beginning January 1, 2019, upon adoption of the new lease standard, we capitalized equity-based compensation expenses related to development activities only. Internal costs related to our leasing activities are expensed as incurred.

•

We received $177.2 million and $50.6 million in 2019 and 2018, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 3. Included in 2019 is our initial 20% investment in PBLV in exchange for our contribution of the initial portfolio of properties to the Venture upon formation.

•	We issued 0.4 million shares in 2019 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

We paid $95.4 million and $82.9 million for interest, net of amounts capitalized, for the three months ended March 31, 2019 and 2018, respectively.

We paid $26.5 million and $24.8 million for income taxes, net of refunds, for the three months ended March 31, 2019 and 2018, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2019, the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2019 and 2018, the related consolidated statements of equity for the three-month periods ended March 31, 2019 and 2018, the related consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Adoption of a New Accounting Pronouncement

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases at January 1, 2019, on a prospective basis due to the adoption of Accounting Standards Codification Topic 842, Leases.

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
April 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Prologis, L.P.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Company) as of March 31, 2019, the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2019 and 2018, the related consolidated statements of capital for the three-month periods ended March 31, 2019 and 2018, the related consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Adoption of a New Accounting Pronouncement

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases at January 1, 2019, on a prospective basis due to the adoption of Accounting Standards Codification Topic 842, Leases.

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
April 22, 2019

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties; (v) maintenance of real estate investment trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; and (x) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

At March 31, 2019, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects (based on gross book value and total expected investment (“TEI”)) totaling $69.1 billion across 772 million square feet (72 million square meters) and four continents. Our investment totaled $42.3 billion, consisting of our wholly-owned properties and our pro rata (or ownership) share of the properties owned by our co-investment ventures. We lease modern logistics facilities to a diverse base of approximately 5,100 customers.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

(1)

Net operating income (“NOI”) is not a U.S. generally accepted accounting principle (“GAAP”) financial measure. NOI from Real Estate Operations is calculated directly from our Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. See the Results of Operations section for a reconciliation of NOI to Operating Income, the most directly comparable GAAP measure.

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of one year after completion or reaching 90% occupancy. Amounts represent our TEI, which includes the estimated cost of development or expansion, including land, construction and leasing costs.

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and funds from operations (“FFO”). FFO is a non-GAAP financial measure. See below for a reconciliation of Net Earnings Attributable to Common Stockholders in the Consolidated Statements of Income to FFO. We collect rent from our customers through long-term operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents coupled with increasing market rents. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams, will allow us to maximize rental revenues across our portfolio. A significant amount of our rental revenues, NOI and cash flows are generated in the U.S.

Development. We develop properties to meet our customers’ needs, deepen our market presence and refresh our portfolio quality. We believe we have a competitive advantage due to (i) the strategic locations of our land bank; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects lease up and generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land bank, excluding land we have under option contracts, has the potential to support the development of $7.1 billion of TEI of new logistics space. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital

Real estate is a capital-intensive business that requires new capital to grow. Our strategic capital business gives us access to third-party capital, both private and public, allowing us to diversify our sources of capital and providing us with a broad range of options to fund our growth, while reducing our exposure to foreign currency movements for investments outside of the U.S. We partner with some of the world’s largest institutional investors to grow our business and provide incremental revenues. We also access alternative sources of equity through two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We align our interests with those of our partners by holding significant ownership interests in all of our unconsolidated co-investment ventures (ranging from 15% to 50%).

This segment produces stable, long-term cash flows and generally contributes 10% to 15% of our consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset and property management services. Generally, all of these revenues are earned from long-term and open-ended ventures. We earn additional revenues by providing leasing, acquisition, construction, development, financing, legal and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture or upon liquidation. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses and excludes property-related NOI.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages to grow revenues, NOI, earnings, FFO and cash flows.

•

Rent Growth. We expect market rents to continue to grow over the next few years, driven by demand for the location and quality of our properties. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases are more than 15% below current market rent on the basis of our weighted average ownership at March 31, 2019. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) every quarter since 2013. We expect this trend to continue for several more years due to our current in-place rents being below market as well as increasing market rents.

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

SUMMARY OF 2019

During the three months ended March 31, 2019, operating fundamentals remained strong for our O&M portfolio and we ended the period with occupancy of 96.8%.

In 2019, we completed the following significant activities as described in the Notes to the Consolidated Financial Statements:

•

In January, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 7 million square feet and 371 acres of land. We received total proceeds of $496 million and units and retain a 20% equity interest.

•	In February, we redeemed a portion of our investment in Prologis European Logistics Fund (“PELF”) for proceeds of €278 million ($313 million). At March 31, 2018 our ownership in PELF was 24.3%.

•	We completed the following financing activities:

•

We upsized our global senior credit facility by $500 million to $3.5 billion with maturity in January 2023. At March 31, 2019, we had $3.9 billion of available borrowing capacity under our credit facilities.

•

We entered into two unsecured Japanese yen term loans for a total of ¥15.0 billion ($137 million) that bear interest of Yen LIBOR plus 0.5% to 0.6% and are scheduled to mature in January 2028 and 2030.

•

We entered into an unsecured Japanese yen term loan agreement (the “2019 Yen Term Loan”) under which we can draw Japanese yen in an aggregate amount not to exceed ¥85.0 billion ($767 million at March 31, 2019). The 2019 Yen Term Loan bears interest at Yen LIBOR plus 0.4% and is scheduled to mature in March 2026. We have the ability to increase the 2019 Yen Term Loan to ¥120.0 billion ($1.1 billion at March 31, 2019), subject to obtaining additional lender commitments. We used the proceeds from the 2019 Yen Term Loan primarily to repay the outstanding balance of ¥100.0 billion ($897 million) on our 2016 Japanese yen term loan.

•	We completed a private placement for ¥10.0 billion ($91 million) of senior notes with a stated interest rate of 1.2%, maturing in March 2039.

•

We generated net proceeds of $176 million and realized net gains of $47 million from the contribution of properties to our unconsolidated co-investment ventures, excluding the contribution to PBLV, and the disposition of operating properties, primarily in Europe.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2019 AND 2018

We evaluate our business operations based on the NOI of our two operating segments: Real Estate Operations and Strategic Capital. NOI by segment is a non-GAAP financial measure that is calculated using revenues and expenses directly from our financial statements. We consider NOI by segment to be an appropriate supplemental measure of our performance because it helps management and investors understand our operating results.

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements for the three months ended March 31 (in millions). Each segment’s NOI is reconciled to a line item in the Consolidated Financial Statements in the respective segment discussion below.

	2019	2018
Real Estate Operations – NOI	$506	$415
Strategic Capital – NOI	36	89
General and administrative expenses	(69)	(63)
Depreciation and amortization expenses	(284)	(204)
Operating income before gains on real estate transactions, net	189	237
Gains on real estate transactions, net	188	195
Operating income	$377	$432

See Note 11 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenues and rental expenses recognized from our consolidated properties. We allocate the costs of our property management and leasing functions to the Real Estate Operations segment through Rental Expenses and the Strategic Capital segment through Strategic Capital Expenses based on the square footage of the relative portfolios. The operating fundamentals in the markets in which we operate continue to be strong, which has increased rents, kept occupancies high and fueled development activity. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Operations revenues, expenses and NOI for the three months ended March 31, derived directly from line items in the Consolidated Financial Statements (in millions):

	2019	2018
Rental revenues (1)	$697	$556
Development management and other revenues	1	5
Rental expenses	(188)	(143)
Other expenses	(4)	(3)
Real Estate Operations – NOI	$506	$415

(1)

As disclosed in Note 1 to the Consolidated Financial Statements, under the new lease standard, we adopted the practical expedient to present rental revenue and rental recoveries as a single component under Rental Revenues in our Consolidated Statements of Income.

The change in Real Estate Operations NOI for the three months ended March 31, 2019 from the same period in 2018, was impacted by the following items (in millions):

(1)

Acquisition activity increased NOI in 2019, compared to 2018, primarily due to the acquisition of DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (collectively “DCT”) which was completed for $8.5 billion on August 22, 2018 (“DCT Transaction”).

(2)

During both periods, we experienced positive rent rate growth. Rent rate growth (or rent change) is a combination of the rollover of existing leases and increases in certain rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenues we recognize. See below for key metrics on occupancy and rent change on rollover for the consolidated operating portfolio.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2018 through March 31, 2019.

(4)

Contribution and disposition activity decreased NOI in 2019, compared to 2018, principally due to the contribution of consolidated operating properties to PBLV in 2019 and other non-strategic dispositions.

(5)	Other items include internal costs related to leasing activities, expense recoveries, non-recoverable expenses and changes in foreign currency exchange rates.

Below are key operating metrics of our consolidated operating portfolio.

(1)	In August 2018, we completed the DCT Transaction and acquired a portfolio of logistics real estate assets.

(2)	Consolidated square feet of leases commenced and weighted average rent change were calculated for leases with initial terms of one year or greater.

(3)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Start Activity

The following table summarizes consolidated development start activity for the three months ended March 31 (dollars and square feet in millions):

	2019	2018
Number of new development projects during the period	12	11
Square feet	3	4
TEI	$236	$406
Percentage of build-to-suits based on TEI	40.5%	63.1%

Development Stabilization Activity

The following table summarizes consolidated development stabilization activity for the three months ended March 31 (dollars and square feet in millions):

	2019	2018
Number of development projects stabilized during the period	14	12
Square feet	6	4
TEI	$668	$424
Weighted average stabilized yield (1)	6.2%	5.9%
Estimated value at completion	$872	$548
Estimated weighted average margin	30.5%	29.0%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

At March 31, 2019, our development portfolio, including properties under development and prestabilized properties, was 47.9% leased and expected to be completed before February 2021.

Capital Expenditures

We capitalize costs incurred in renovating and improving our operating properties as part of the investment basis. With the adoption of the new lease standard on January 1, 2019, we no longer capitalize internal costs related to our leasing activities. The prior period amounts were not adjusted and continue to be recognized in accordance with previously applicable guidance, as detailed in Note 1 to the Consolidated Financial Statements. The following graph summarizes our total capital expenditures, excluding development costs, and property improvements per square foot of our consolidated operating properties during each quarter:

Strategic Capital

This operating segment includes revenues from asset and property management and other fees for services performed, as well as promote revenues earned from the unconsolidated ventures. Revenues associated with the Strategic Capital segment fluctuate because of changes in the number of real estate assets through acquisitions and dispositions and the fair value of the properties owned by the ventures, the transactional activity in the ventures, foreign currency exchange rates and the timing of promotes. These revenues are reduced generally by the costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital segment through

Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the square footage of the relative portfolios.

Below are the components of Strategic Capital revenues, expenses and NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2019	2018
Strategic capital revenues	$74	$133
Strategic capital expenses	(38)	(44)
Strategic Capital – NOI	$36	$89

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the three months ended March 31 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Strategic capital revenues ($)
Recurring fees (2)	17	14	7	5	25	24	13	11	62	54
Transactional fees (3)	3	2	1	1	4	6	4	7	12	16
Promote revenues (4)	-	-	-	-	-	9	-	54	-	63
Total strategic capital revenues ($)	20	16	8	6	29	39	17	72	74	133
Strategic capital expenses ($)	(17)	(20)	(2)	(3)	(10)	(11)	(9)	(10)	(38)	(44)
Strategic Capital – NOI ($)	3	(4)	6	3	19	28	8	62	36	89

(1)	The U.S. expenses include compensation and personnel costs for employees who were based in the U.S. but also support other regions.

(2)	Recurring fees include asset and property management fees.

(3)	Transactional fees include leasing commission, acquisition, development and other fees.

(4)

The promote revenues represent the third-party partners’ share based on the venture’s cumulative returns to investors over a certain time-period, generally three years. We do not recognize promote revenues related to our ownership in the venture. Approximately 40% of promote revenues are paid to our employees as a combination of cash and stock awards, as vested, pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses.

The following real estate investments were held through our unconsolidated co-investment ventures based on historical cost (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019 (1)	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	566	566	215	209	679	669	131	125	1,591	1,569
Square feet	91	91	45	39	161	159	53	51	350	340
Total assets ($)	7,376	7,303	2,791	2,137	13,615	13,028	7,119	7,089	30,901	29,557

(1)	PBLV and our other Brazilian joint ventures are combined and accounted for as one venture for the purpose of this table.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

General and Administrative (“G&A”) Expenses

G&A expenses were $69 million and $63 million for the three months ended March 31, 2019 and 2018, respectively. G&A expenses increased over the last year due to higher compensation expenses based largely on the increase of our share price.

We capitalize certain internal costs, including salaries and related expenses, directly related to our development activities. We previously capitalized G&A related to our internal leasing activities, however, with the adoption of the new lease standard on January 1, 2019 these costs are expensed and recorded to Rental Expenses in the Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements for additional information.

The following table summarizes capitalized G&A for the three months ended March 31 (in millions):

	2019	2018
Building and land development activities	$19	$16
Leasing activities	-	5
Operating building improvements and other	5	5
Total capitalized G&A expenses	$24	$26
Capitalized salaries and related costs as a percent of total salaries and related costs	20.6%	21.3%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $284 million and $204 million for the three months ended March 31, 2019 and 2018, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the three months ended March 31, 2019 from the same period in 2018 (in millions):

(1)

The acquisition of properties primarily includes the DCT Transaction through which we acquired operating properties and the related intangible assets. See Note 2 for more information on the DCT Transaction.

Gains on Real Estate Transactions, Net

The following table summarizes our gains on real estate transactions, net for the three months ended March 31 (in millions):

	2019	2018
Contributions to unconsolidated entities	$37	$168
Dispositions to third parties	16	27
Total gains on contributions and dispositions, net	$53	$195
Gain on partial redemption of investment in co-investment venture	135	-
Total gains on real estate transactions, net	$188	$195

We utilized the proceeds from these transactions primarily to fund our capital investments during both periods. See Notes 3 and 4 to the Consolidated Financial Statements for further information on the gains we recognized.

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

Our O&M operating portfolio does not include our development portfolio, value-added properties or properties held for sale to third parties. Value-added properties are properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value.

See below for information on our O&M operating portfolio (square feet in millions):

	March 31, 2019			December 31, 2018
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,840	347	96.8%	1,835	348	97.2%
Unconsolidated	1,581	349	96.7%	1,561	339	97.8%
Total	3,421	696	96.8%	3,396	687	97.5%

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

We define our same store population for the three months ended March 31, 2019 as our O&M properties that were in the operating portfolio at January 1, 2018 and owned throughout the same three-month period in both 2018 and 2019. The same store population excludes non-industrial real estate properties and properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2018) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period end exchange rate to translate from local currency into the U.S. dollar, for both periods. We believe the factors that affect rental revenues, rental expenses and NOI in the same store portfolio are generally the same as for our consolidated portfolio.

As same store is a non-GAAP financial measure, it has certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of rental revenues and rental expenses from our Consolidated Financial Statements prepared in accordance with GAAP to same store property NOI. In addition, we further remove certain noncash items (straight-line rent adjustments and amortization of lease intangibles) included in the financial statements prepared in accordance with GAAP to reflect a cash same store number. To clearly label these metrics, they are categorized as same store portfolio NOI – net effective and same store portfolio NOI – cash.

The following is a reconciliation of our consolidated rental revenues, rental expenses and property NOI, as included in the Consolidated Statements of Income, to the respective amounts in our same store portfolio analysis for the three months ended March 31 (dollars in millions):

			Percentage
	2019	2018	Change
Rental revenues:
Per the Consolidated Statements of Income (1)	$697	$556
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (2)	(176)	(44)
Unconsolidated co-investment ventures (1)	586	557
Same store portfolio – rental revenues – net effective	$1,107	$1,069	3.5%
Straight-line rent and fair value lease adjustments	(12)	(24)
Same store portfolio – rental revenues – cash	$1,095	$1,045	4.8%

Rental expenses:
Per the Consolidated Statements of Income (1)	$188	$143
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (3)	(46)	(4)
Unconsolidated co-investment ventures (1)	135	125
Same store portfolio – rental expenses – net effective and cash	$277	$264	4.7%

NOI:
Property NOI (calculated as rental revenues less rental expenses per the Consolidated Statements of Income) (1)	$509	$413
Adjustments to derive same store results:
Properties not included in the same store portfolio and other adjustments (1) (2) (3)	(130)	(40)
Unconsolidated co-investment ventures (1)	451	432
Same store portfolio – NOI – net effective	$830	$805	3.2%
Same store portfolio – NOI – cash	$818	$781	4.8%

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $57 million and $63 million for the three months ended March 31, 2019 and 2018, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our co-investment ventures above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2019	2018
Gross interest expense	$70	$55
Amortization of debt discount (premium) and debt issuance costs, net	4	3
Capitalized amounts	(13)	(11)
Net interest expense	$61	$47
Weighted average effective interest rate during the period	2.6%	2.9%

Interest expense increased due to financing the DCT Transaction and the gain recognized upon settlement of the interest rate swaps on the Canadian term loan in 2018. The increase was partially reduced by lower interest rates as a result of our financing activities.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains (Losses), Net

The following table details our foreign currency and derivative gains (losses), net for the three months ended March 31 (in millions):

	2019	2018
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivative transactions	$1	$(7)
Total realized foreign currency and derivative gains (losses), net	1	(7)

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged nonderivative net investment hedges (1)	7	(37)
Gains on remeasurement of certain assets and liabilities (2)	1	3
Total unrealized foreign currency and derivative gains (losses), net	8	(34)
Total foreign currency and derivative gains (losses), net	$9	$(41)

(1)

We borrow in the functional currencies of the countries where we invest and may designate these borrowings as nonderivative net investment hedges. We recognize gains or losses on the remeasurement of the unhedged portion of this debt and the related accrued interest.

(2)

Unrealized gains or losses were primarily related to the remeasurement of assets and liabilities that are denominated in currencies other than the functional currency of the entity, such as short-term intercompany loans between the U.S. parent and certain foreign consolidated subsidiaries and tax receivables and payables. Realized gains or losses are recognized upon settlement. During the three months ended March 31, 2019 and 2018, we did not have material realized gains or losses.

See Note 10 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

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

The following table summarizes our income tax expense for the three months ended March 31 (in millions):

	2019	2018
Current income tax expense:
Income tax expense	$11	$11
Income tax expense on dispositions	2	7
Income tax expense on dispositions related to acquired tax liabilities	-	1
Total current income tax expense	13	19

Deferred income tax expense (benefit):
Income tax expense (benefit)	1	(1)
Income tax benefit on dispositions related to acquired tax liabilities	-	(1)
Total deferred income tax expense (benefit)	1	(2)
Total income tax expense	$14	$17

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $25 million for both the three months ended March 31, 2019 and 2018. Included in these amounts was $11 million for both the three months ended March 31, 2019 and 2018, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 10 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions and other comprehensive income (loss).

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2019, 99 properties in our development portfolio were 47.9% leased with a current investment of $2.0 billion and a TEI of $3.2 billion when completed and leased, leaving $1.2 billion of estimated additional required investment);

•	development of new properties for long-term investment or contributions to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $253 million in 2019;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($251 million at March 31, 2019);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contribution of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures to align with long-term ownership targets;

•	borrowing capacity under our current credit facility arrangements ($3.9 billion available at March 31, 2019); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	March 31, 2019			December 31, 2018
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.3%	$677	6.3%	2.3%	$636	5.8%
Canadian dollar	3.4%	272	2.5%	3.6%	266	2.4%
Euro	2.2%	4,803	44.9%	2.2%	4,894	44.1%
Japanese yen	0.7%	2,182	20.4%	0.9%	1,952	17.6%
U.S. dollar	4.7%	2,772	25.9%	4.5%	3,342	30.1%
Total debt (1)	2.6%	$10,706		2.7%	$11,090

(1)	The weighted average maturity for total debt outstanding at March 31, 2019 and December 31, 2018 was 79 months and 76 months, respectively.

Our credit ratings at March 31, 2019, were A3 from Moody’s and A- from S&P, both with stable outlook. These ratings allow us to borrow at an advantageous rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At March 31, 2019, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at March 31, 2019 (dollars in millions):

	Equity Commitments
	Prologis	Venture Partners	Total	Exchange Rate	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$767	$767	N/A	2021 – 2022
Prologis European Logistics Fund	-	954	954	1.12 U.S. dollar/ 1 euro	2020 – 2022
Prologis UK Logistics Venture	18	101	119	1.31 U.S. dollar/ 1 British pound sterling	2021
Prologis China Logistics Venture	214	1,212	1,426	N/A	2020 – 2024
Prologis Brazil Logistics Venture	51	206	257	3.90 Brazilian real/ 1 U.S. dollar	2026
Total	$283	$3,240	$3,523

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2019	2018
Net cash provided by operating activities	$495	$349
Net cash provided by investing activities	$160	$152
Net cash used in financing activities	$(749)	$(496)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(93)	$11

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity during the three months ended March 31, 2019 and 2018:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $28 million and $15 million for 2019 and 2018, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of net revenues from our Strategic Capital segment. Included in Strategic Capital Revenues is the third-party investors’ share of the total promote revenue, which is recognized in operating activities in the period it is received.

•

G&A expenses and equity-based compensation awards. We incurred $69 million and $63 million of G&A expenses in 2019 and 2018, respectively. Included in these amounts are equity-based, noncash compensation expenses of $32 million and $20 million in 2019 and 2018, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $96 million and $85 million of distributions from our unconsolidated entities in 2019 and 2018, respectively. Certain unconsolidated co-investment ventures distribute the total promote, including our share which is recorded to Investment In and Advances to Unconsolidated Entities, and is included in operating activities in the period it is received.

•

Cash paid for interest and income taxes. As disclosed in Note 12 to the Consolidated Financial Statements, we paid combined amounts for interest and income taxes, net of amounts received, of $122 million and $108 million in 2019 and 2018, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties, including the contribution of the initial portfolio of properties to PBLV. Cash used in investing activities is principally driven by our investments in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these real estate activities. The following significant transactions also impacted our cash provided by investing activities during the three months ended March 31, 2019 and 2018:

•

Investments in and advances to. We invested cash in our unconsolidated co-investment entities, which represents our proportionate share of $76 million and $52 million in 2019 and 2018, respectively. The ventures use the funds for the acquisition of operating properties, development and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated co-investment entities as a return of investment of $356 million and $111 million in 2019 and 2018, respectively. Included in these amounts were proceeds generated from property sales, debt refinancing and sales or redemption of our investment in unconsolidated entities.

•

Proceeds from repayment of notes receivable backed by real estate. We received $34 million in 2018 for the repayment of notes received in connection with the disposition of real estate to a third party in 2017.

•

Settlement of net investment hedges. We paid $19 million on the settlement of net investment hedges during 2019. See Note 10 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is primarily driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the three months ended March 31 (in millions):

	2019	2018
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$21	$2
Secured mortgage debt	-	35
Term loans	1,397	659
Total	$1,418	$696

Proceeds from the issuance of debt
Senior notes	$91	$496
Secured mortgage debt	158	32
Term loans	896	-
Total	$1,145	$528

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures, at March 31, 2019, of $5.3 billion. These ventures had total third-party debt of $8.7 billion at March 31, 2019. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 28.1% at March 31, 2019. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At March 31, 2019, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

Contractual Obligations

Dividend and Distribution Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code (“IRC”), relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities.

Under the IRC, REITs may be subject to certain federal income and excise taxes on our undistributed taxable income.

We paid a cash dividend of $0.53 per common share in the first quarter of 2019. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in Prologis, L.P. are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in the first quarter of 2019.

At March 31, 2019, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

	2019	2018
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$347	$366

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	275	196
Gains on real estate transactions, net (excluding development properties and land)	(146)	(37)
Reconciling items related to noncontrolling interests	(13)	(10)
Our share of reconciling items included in earnings related to unconsolidated entities	56	52
NAREIT defined FFO	519	567

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	(7)	34
Deferred income tax expense (benefit)	1	(2)
Current income tax expense related to acquired tax liabilities	-	1
Our share of reconciling items included in earnings related to unconsolidated entities	(1)	(2)
FFO, as modified by Prologis	512	598

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(42)	(158)
Current income tax expense on dispositions	2	7
Losses on early extinguishment of debt, net	2	1
Reconciling items related to noncontrolling interests	-	(1)
Our share of reconciling items included in earnings related to unconsolidated entities	-	(4)
Core FFO	$474	$443

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018. See also Note 10 in the Consolidated Financial Statements in Item 1 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at March 31, 2019. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may designate the debt as a nonderivative net investment hedge. We may also hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At March 31, 2019, after consideration of our derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the quarter ended March 31, 2019, $89 million or 11.5% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have British pound sterling, Canadian dollar, euro and Japanese yen forward contracts, which were not designated as hedges, and have an aggregate notional amount of $691 million to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% would result in a $69 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At March 31, 2019, $9.2 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. At March 31, 2019, $1.5 billion of our debt bore interest at variable rates. The following table summarizes the principal payments, including net premium and debt issuance costs, by maturity date at March 31, 2019 (dollars in millions):

	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt (1)	$245	$1,123	$804	$788	$6,274	$9,234	$9,817
Weighted average interest rate (2)	7.6%	0.8%	1.7%	3.1%	3.2%	2.9%

Variable rate debt
Credit facilities	$-	$26	$-	$-	$-	$26	$26
Term loans	-	-	-	-	1,111	1,111	1,121
Secured mortgage debt	-	10	199	-	126	335	335
Total variable rate debt	$-	$36	$199	$-	$1,237	$1,472	$1,482

(1)	At March 31, 2019, we had interest rate swap agreements to fix €400 million ($500 million) of our floating rate euro senior notes, which are included in fixed rate debt.

(2)

The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at March 31, 2019 for the debt outstanding and include the impact of interest rate swaps, which effectively fix the interest rate on our variable rate debt.

At March 31, 2019, the weighted average effective interest rate on our variable rate debt was 0.8%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates based on our average outstanding variable rate debt balances, not subject to interest rate swap agreements, would result in additional annual interest expense of $1 million for the quarter ended March 31, 2019, which equates to a change in interest rates of 8 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2019. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (The OP)

The OP carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2019. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At March 31, 2019, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, we issued 0.4 million shares of common stock of the Parent in connection with the redemption of common units of the OP in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

4.1†

Second Supplemental Indenture dated as of March 26, 2019 among Prologis Yen Finance LLC, Prologis, L.P. and U.S. Bank National Association as trustee, transfer agent, paying agent and security registrar.

4.2†	Form of 1.15% Notes due 2039.
4.3†	Officer’s Certificate related to the 1.15% Notes due 2039.
10.1

Term Loan Agreement dated as of March 4, 2019 among Prologis GK Holdings Y.K., as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 6, 2019).

10.2

Guaranty of Payment dated as of March 4, 2019 between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the lenders that are from time to time parties to the Term Loan Agreement dated as of March 4, 2019 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on March 6, 2019).

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

Date: April 22, 2019