Form 10-Q
period 2019-06-30
Prologis, Inc.; Prologis, L.P.
filed 2019-07-22
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(415) 394-9000

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Prologis, Inc.	Common Stock, $0.01 par value	PLD	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2020	PLD/20A	New York Stock Exchange
Prologis, L.P.	1.375% Notes due 2021	PLD/21	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2022	PLD/22	New York Stock Exchange
Prologis, L.P.	3.375% Notes due 2024	PLD/24	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2026	PLD/26	New York Stock Exchange
Prologis, L.P.	2.250% Notes due 2029	PLD/29	New York Stock Exchange
Prologis, L.P.	Floating Rate Notes due 2020	PLD/20B	New York Stock Exchange

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 17, 2019, was approximately 631,129,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2019, the Parent owned 97.12% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.88% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Investments in real estate properties	$34,895,051	$34,586,987
Less accumulated depreciation	5,085,219	4,656,680
Net investments in real estate properties	29,809,832	29,930,307
Investments in and advances to unconsolidated entities	5,813,582	5,745,294
Assets held for sale or contribution	609,121	622,288
Net investments in real estate	36,232,535	36,297,889

Lease right-of-use assets	394,603	-
Cash and cash equivalents	401,190	343,856
Other assets	1,678,422	1,775,919
Total assets	$38,706,750	$38,417,664

LIABILITIES AND EQUITY
Liabilities:
Debt	$10,968,320	$11,089,815
Lease liabilities	403,170	-
Accounts payable and accrued expenses	740,941	760,515
Other liabilities	816,886	766,446
Total liabilities	12,929,317	12,616,776

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2019 and December 31, 2018	68,948	68,948
Common stock; $0.01 par value; 631,054 shares and 629,616 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6,311	6,296
Additional paid-in capital	25,651,666	25,685,987
Accumulated other comprehensive loss	(1,079,109)	(1,084,671)
Distributions in excess of net earnings	(2,317,008)	(2,378,467)
Total Prologis, Inc. stockholders’ equity	22,330,808	22,298,093
Noncontrolling interests	3,446,625	3,502,795
Total equity	25,777,433	25,800,888
Total liabilities and equity	$38,706,750	$38,417,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental	$700,689	$544,679	$1,397,496	$1,100,622
Strategic capital	89,144	75,697	162,949	208,658
Development management and other	539	900	1,979	5,652
Total revenues	790,372	621,276	1,562,424	1,314,932
Expenses:
Rental	181,138	133,329	369,206	276,270
Strategic capital	37,206	34,850	75,264	78,710
General and administrative	66,276	57,615	135,977	120,043
Depreciation and amortization	284,376	203,673	568,385	407,754
Other	3,515	4,515	7,349	7,754
Total expenses	572,511	433,982	1,156,181	890,531

Operating income before gains on real estate transactions, net	217,861	187,294	406,243	424,401
Gains on real estate transactions, net	224,195	94,261	412,403	289,372
Operating income	442,056	281,555	818,646	713,773

Other income (expense):
Earnings from unconsolidated entities, net	48,556	62,549	105,222	125,205
Interest expense	(59,122)	(56,314)	(119,629)	(102,575)
Interest and other income, net	4,312	5,641	12,222	7,617
Foreign currency and derivative gains, net	2,041	85,382	10,775	44,288
Gains (losses) on early extinguishment of debt, net	(385)	282	(2,501)	(702)
Total other income (expense)	(4,598)	97,540	6,089	73,833
Earnings before income taxes	437,458	379,095	824,735	787,606
Total income tax expense	26,632	14,104	40,144	30,656
Consolidated net earnings	410,826	364,991	784,591	756,950
Less net earnings attributable to noncontrolling interests	25,550	28,904	50,769	53,485
Net earnings attributable to controlling interests	385,276	336,087	733,822	703,465
Less preferred stock dividends	1,492	1,476	2,991	2,952
Net earnings attributable to common stockholders	$383,784	$334,611	$730,831	$700,513

Weighted average common shares outstanding – Basic	630,271	532,639	629,990	532,427
Weighted average common shares outstanding – Diluted	655,447	554,515	654,766	554,066

Net earnings per share attributable to common stockholders – Basic	$0.61	$0.63	$1.16	$1.32

Net earnings per share attributable to common stockholders – Diluted	$0.60	$0.62	$1.15	$1.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated net earnings	$410,826	$364,991	$784,591	$756,950
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(47,662)	(147,813)	12,418	(143,043)
Unrealized gains (losses) on derivative contracts, net	(3,725)	2,131	(6,358)	(4,156)
Comprehensive income	359,439	219,309	790,651	609,751
Net earnings attributable to noncontrolling interests	(25,550)	(28,904)	(50,769)	(53,485)
Other comprehensive loss (income) attributable to noncontrolling interests	1,484	7,539	(498)	7,371
Comprehensive income attributable to common stockholders	$335,373	$197,944	$739,384	$563,637

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended June 30, 2019 and 2018

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2019	$68,948	630,743	$6,307	$25,654,449	$(1,029,206)	$(2,366,015)	$3,489,578	$25,824,061
Consolidated net earnings	-	-	-	-	-	385,276	25,550	410,826
Effect of equity compensation plans	-	127	2	11,740	-	-	14,101	25,843
Capital contributions	-	-	-	-	-	-	2,533	2,533
Redemption of noncontrolling interests	-	184	2	6,492	-	-	(62,155)	(55,661)
Foreign currency translation losses, net	-	-	-	-	(46,282)	-	(1,380)	(47,662)
Unrealized losses on derivative contracts, net	-	-	-	-	(3,621)	-	(104)	(3,725)
Reallocation of equity	-	-	-	(21,014)	-	-	21,014	-
Dividends ($0.53 per common share) and other	-	-	-	(1)	-	(336,269)	(42,512)	(378,782)
Balance at June 30, 2019	$68,948	631,054	$6,311	$25,651,666	$(1,079,109)	$(2,317,008)	$3,446,625	$25,777,433

Balance at April 1, 2018	$68,948	533,107	$5,331	$19,303,909	$(903,343)	$(2,794,770)	$3,108,045	$18,788,120
Consolidated net earnings	-	-	-	-	-	336,087	28,904	364,991
Effect of equity compensation plans	-	196	2	14,192	-	-	13,430	27,624
Capital contributions	-	-	-	-	-	-	37,124	37,124
Redemption of noncontrolling interests	-	-	-	(1,661)	-	-	(6,331)	(7,992)
Foreign currency translation losses, net	-	-	-	-	(140,213)	-	(7,600)	(147,813)
Unrealized gains on derivative contracts, net	-	-	-	-	2,070	-	61	2,131
Reallocation of equity	-	-	-	5,578	-	-	(5,578)	-
Dividends ($0.48 per common share) and other	-	-	-	(2)	-	(257,558)	(80,122)	(337,682)
Balance at June 30, 2018	$68,948	533,303	$5,333	$19,322,016	$(1,041,486)	$(2,716,241)	$3,087,933	$18,726,503

Six Months Ended June 30, 2019 and 2018

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2019	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888
Consolidated net earnings	-	-	-	-	-	733,822	50,769	784,591
Effect of equity compensation plans	-	891	9	10,542	-	-	37,321	47,872
Capital contributions	-	-	-	-	-	-	9,071	9,071
Redemption of noncontrolling interests	-	547	6	9,472	-	-	(105,362)	(95,884)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	-	11,737	-	681	12,418
Unrealized losses on derivative contracts, net	-	-	-	-	(6,175)	-	(183)	(6,358)
Reallocation of equity	-	-	-	(54,318)	-	-	54,318	-
Dividends ($1.06 per common share) and other	-	-	-	(17)	-	(672,363)	(90,155)	(762,535)
Balance at June 30, 2019	$68,948	631,054	$6,311	$25,651,666	$(1,079,109)	$(2,317,008)	$3,446,625	$25,777,433

Balance at January 1, 2018	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741
Consolidated net earnings	-	-	-	-	-	703,465	53,485	756,950
Effect of equity compensation plans	-	1,117	11	8,835	-	-	24,835	33,681
Capital contributions	-	-	-	-	-	-	37,974	37,974
Redemption of noncontrolling interests	-	-	-	(2,792)	-	-	(20,976)	(23,768)
Foreign currency translation losses, net	-	-	-	-	(135,793)	-	(7,250)	(143,043)
Unrealized losses on derivative contracts, net	-	-	-	-	(4,035)	-	(121)	(4,156)
Reallocation of equity	-	-	-	(46,927)	-	-	46,927	-
Dividends ($0.96 per common share) and other	-	-	-	(107)	-	(515,245)	(121,524)	(636,876)
Balance at June 30, 2018	$68,948	533,303	$5,333	$19,322,016	$(1,041,486)	$(2,716,241)	$3,087,933	$18,726,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Consolidated net earnings	$784,591	$756,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(51,925)	(26,369)
Equity-based compensation awards	51,944	39,082
Depreciation and amortization	568,385	407,754
Earnings from unconsolidated entities, net	(105,222)	(125,205)
Operating distributions from unconsolidated entities	179,913	175,960
Decrease in operating receivables from unconsolidated entities	27,952	6,589
Amortization of debt discounts, net and debt issuance costs	8,419	5,971
Gains on real estate transactions, net	(412,403)	(289,372)
Unrealized foreign currency and derivative gains, net	(3,836)	(52,595)
Losses on early extinguishment of debt, net	2,501	702
Deferred income tax expense (benefit)	9,235	(1,194)
Increase in accounts receivable, lease right-of-use assets and other assets	(11,740)	(35,756)
Decrease in accounts payable and accrued expenses, lease liabilities and other liabilities	(44,293)	(89,293)
Net cash provided by operating activities	1,003,521	773,224
Investing activities:
Real estate development	(755,588)	(788,604)
Real estate acquisitions	(468,796)	(289,031)
Tenant improvements and lease commissions on previously leased space	(80,969)	(59,342)
Property improvements	(42,015)	(33,289)
Proceeds from dispositions and contributions of real estate properties	1,272,298	901,808
Investments in and advances to unconsolidated entities	(186,179)	(83,250)
Return of investment from unconsolidated entities	359,306	134,640
Proceeds from repayment of notes receivable backed by real estate	-	34,260
Proceeds from the settlement of net investment hedges	12,240	-
Payments on the settlement of net investment hedges	(28,524)	(3,966)
Net cash provided by (used in) investing activities	81,773	(186,774)
Financing activities:
Proceeds from issuance of common stock	4,372	4,322
Dividends paid on common and preferred stock	(672,363)	(515,245)
Noncontrolling interests contributions	9,071	26,174
Noncontrolling interests distributions	(90,155)	(121,524)
Settlement of noncontrolling interests	(95,884)	(23,768)
Tax paid for shares withheld	(21,859)	(26,694)
Debt issuance costs paid	(14,912)	(6,386)
Net proceeds from (payments on) credit facilities	58,974	(307,086)
Repurchase of and payments on debt	(2,108,889)	(1,251,830)
Proceeds from the issuance of debt	1,897,745	1,721,793
Net cash used in financing activities	(1,033,900)	(500,244)

Effect of foreign currency exchange rate changes on cash	5,940	(5,422)
Net increase in cash and cash equivalents	57,334	80,784
Cash and cash equivalents, beginning of period	343,856	447,046
Cash and cash equivalents, end of period	$401,190	$527,830

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Investments in real estate properties	$34,895,051	$34,586,987
Less accumulated depreciation	5,085,219	4,656,680
Net investments in real estate properties	29,809,832	29,930,307
Investments in and advances to unconsolidated entities	5,813,582	5,745,294
Assets held for sale or contribution	609,121	622,288
Net investments in real estate	36,232,535	36,297,889

Lease right-of-use assets	394,603	-
Cash and cash equivalents	401,190	343,856
Other assets	1,678,422	1,775,919
Total assets	$38,706,750	$38,417,664

LIABILITIES AND CAPITAL
Liabilities:
Debt	$10,968,320	$11,089,815
Lease liabilities	403,170	-
Accounts payable and accrued expenses	740,941	760,515
Other liabilities	816,886	766,446
Total liabilities	12,929,317	12,616,776

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	22,261,860	22,229,145
Limited partners – common	366,960	371,281
Limited partners – Class A common	293,482	295,045
Total partners’ capital	22,991,250	22,964,419
Noncontrolling interests	2,786,183	2,836,469
Total capital	25,777,433	25,800,888
Total liabilities and capital	$38,706,750	$38,417,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental	$700,689	$544,679	$1,397,496	$1,100,622
Strategic capital	89,144	75,697	162,949	208,658
Development management and other	539	900	1,979	5,652
Total revenues	790,372	621,276	1,562,424	1,314,932
Expenses:
Rental	181,138	133,329	369,206	276,270
Strategic capital	37,206	34,850	75,264	78,710
General and administrative	66,276	57,615	135,977	120,043
Depreciation and amortization	284,376	203,673	568,385	407,754
Other	3,515	4,515	7,349	7,754
Total expenses	572,511	433,982	1,156,181	890,531

Operating income before gains on real estate transactions, net	217,861	187,294	406,243	424,401
Gains on real estate transactions, net	224,195	94,261	412,403	289,372
Operating income	442,056	281,555	818,646	713,773

Other income (expense):
Earnings from unconsolidated entities, net	48,556	62,549	105,222	125,205
Interest expense	(59,122)	(56,314)	(119,629)	(102,575)
Interest and other income, net	4,312	5,641	12,222	7,617
Foreign currency and derivative gains, net	2,041	85,382	10,775	44,288
Gains (losses) on early extinguishment of debt, net	(385)	282	(2,501)	(702)
Total other income (expense)	(4,598)	97,540	6,089	73,833
Earnings before income taxes	437,458	379,095	824,735	787,606
Total income tax expense	26,632	14,104	40,144	30,656
Consolidated net earnings	410,826	364,991	784,591	756,950
Less net earnings attributable to noncontrolling interests	13,864	18,882	28,509	32,940
Net earnings attributable to controlling interests	396,962	346,109	756,082	724,010
Less preferred unit distributions	1,492	1,476	2,991	2,952
Net earnings attributable to common unitholders	$395,470	$344,633	$753,091	$721,058

Weighted average common units outstanding – Basic	641,127	540,084	640,832	539,547
Weighted average common units outstanding – Diluted	655,447	554,515	654,766	554,066

Net earnings per unit attributable to common unitholders – Basic	$0.61	$0.63	$1.16	$1.32

Net earnings per unit attributable to common unitholders – Diluted	$0.60	$0.62	$1.15	$1.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated net earnings	$410,826	$364,991	$784,591	$756,950
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(47,662)	(147,813)	12,418	(143,043)
Unrealized gains (losses) on derivative contracts, net	(3,725)	2,131	(6,358)	(4,156)
Comprehensive income	359,439	219,309	790,651	609,751
Net earnings attributable to noncontrolling interests	(13,864)	(18,882)	(28,509)	(32,940)
Other comprehensive loss (income) attributable to noncontrolling interests	(70)	3,424	(333)	3,205
Comprehensive income attributable to common unitholders	$345,505	$203,851	$761,809	$580,016

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended June 30, 2019 and 2018

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at April 1, 2019	1,379	$68,948	630,743	$22,265,535	11,210	$395,726	8,849	$294,331	$2,799,521	$25,824,061
Consolidated net earnings	-	-	-	385,276	-	6,609	-	5,077	13,864	410,826
Effect of equity compensation plans	-	-	127	11,742	103	14,101	-	-	-	25,843
Capital contributions	-	-	-	-	-	-	-	-	2,533	2,533
Redemption of limited partners units	-	-	184	6,494	(911)	(62,155)	-	-	-	(55,661)
Foreign currency translation gains (losses), net	-	-	-	(46,282)	-	(838)	-	(612)	70	(47,662)
Unrealized losses on derivative contracts, net	-	-	-	(3,621)	-	(56)	-	(48)	-	(3,725)
Reallocation of capital	-	-	-	(21,014)	-	20,558	-	456	-	-
Distributions ($0.53 per common unit) and other	-	-	-	(336,270)	-	(6,985)	-	(5,722)	(29,805)	(378,782)
Balance at June 30, 2019	1,379	$68,948	631,054	$22,261,860	10,402	$366,960	8,849	$293,482	$2,786,183	$25,777,433

Balance at April 1, 2018	1,379	$68,948	533,107	$15,611,127	7,396	$216,575	8,894	$248,436	$2,643,034	$18,788,120
Consolidated net earnings	-	-	-	336,087	-	4,698	-	5,324	18,882	364,991
Effect of equity compensation plans	-	-	196	14,194	104	13,430	-	-	-	27,624
Capital contributions	-	-	-	-	-	-	-	-	37,124	37,124
Redemption of noncontrolling interests	-	-	-	(1,661)	-	-	-	-	(1,768)	(3,429)
Redemption of limited partners units	-	-	-	-	(27)	(1,761)	(45)	(2,802)	-	(4,563)
Foreign currency translation losses, net	-	-	-	(140,213)	-	(1,964)	-	(2,212)	(3,424)	(147,813)
Unrealized gains on derivative contracts, net	-	-	-	2,070	-	28	-	33	-	2,131
Reallocation of capital	-	-	-	5,578	-	(8,147)	-	2,569	-	-
Distributions ($0.48 per common unit) and other	-	-	-	(257,560)	-	(4,697)	-	(5,752)	(69,673)	(337,682)
Balance at June 30, 2018	1,379	$68,948	533,303	$15,569,622	7,473	$218,162	8,849	$245,596	$2,624,175	$18,726,503

Six Months Ended June 30, 2019 and 2018

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2019	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	733,822	-	12,577	-	9,683	28,509	784,591
Effect of equity compensation plans	-	-	891	10,551	1,458	37,321	-	-	-	47,872
Capital contributions	-	-	-	-	-	-	-	-	9,071	9,071
Redemption of noncontrolling interests	-	-	-	(9,835)	-	-	-	-	(11,258)	(21,093)
Redemption of limited partners units	-	-	547	19,313	(1,572)	(94,104)	-	-	-	(74,791)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	11,737	-	193	-	155	333	12,418
Unrealized losses on derivative contracts, net	-	-	-	(6,175)	-	(101)	-	(82)	-	(6,358)
Reallocation of capital	-	-	-	(54,318)	-	54,192	-	126	-	-
Distributions ($1.06 per common unit) and other	-	-	-	(672,380)	-	(14,399)	-	(11,445)	(64,311)	(762,535)
Balance at June 30, 2019	1,379	$68,948	631,054	$22,261,860	10,402	$366,960	8,849	$293,482	$2,786,183	$25,777,433

Balance at January 1, 2018	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741
Consolidated net earnings	-	-	-	703,465	-	9,368	-	11,177	32,940	756,950
Effect of equity compensation plans	-	-	1,117	8,846	2,057	24,835	-	-	-	33,681
Capital contributions	-	-	-	-	-	-	-	-	37,974	37,974
Redemption of noncontrolling interests	-	-	-	(2,792)	-	-	-	-	(3,157)	(5,949)
Redemption of limited partners units	-	-	-	-	(240)	(15,017)	(45)	(2,802)	-	(17,819)
Foreign currency translation losses, net	-	-	-	(135,793)	-	(1,903)	-	(2,142)	(3,205)	(143,043)
Unrealized losses on derivative contracts, net	-	-	-	(4,035)	-	(57)	-	(64)	-	(4,156)
Reallocation of capital	-	-	-	(46,927)	-	44,937	-	1,990	-	-
Distributions ($0.96 per common unit) and other	-	-	-	(515,352)	-	(9,402)	-	(11,503)	(100,619)	(636,876)
Balance at June 30, 2018	1,379	$68,948	533,303	$15,569,622	7,473	$218,162	8,849	$245,596	$2,624,175	$18,726,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Consolidated net earnings	$784,591	$756,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(51,925)	(26,369)
Equity-based compensation awards	51,944	39,082
Depreciation and amortization	568,385	407,754
Earnings from unconsolidated entities, net	(105,222)	(125,205)
Operating distributions from unconsolidated entities	179,913	175,960
Decrease in operating receivables from unconsolidated entities	27,952	6,589
Amortization of debt discounts, net and debt issuance costs	8,419	5,971
Gains on real estate transactions, net	(412,403)	(289,372)
Unrealized foreign currency and derivative gains, net	(3,836)	(52,595)
Losses on early extinguishment of debt, net	2,501	702
Deferred income tax expense (benefit)	9,235	(1,194)
Increase in accounts receivable, lease right-of-use assets and other assets	(11,740)	(35,756)
Decrease in accounts payable and accrued expenses, lease liabilities and other liabilities	(44,293)	(89,293)
Net cash provided by operating activities	1,003,521	773,224
Investing activities:
Real estate development	(755,588)	(788,604)
Real estate acquisitions	(468,796)	(289,031)
Tenant improvements and lease commissions on previously leased space	(80,969)	(59,342)
Property improvements	(42,015)	(33,289)
Proceeds from dispositions and contributions of real estate properties	1,272,298	901,808
Investments in and advances to unconsolidated entities	(186,179)	(83,250)
Return of investment from unconsolidated entities	359,306	134,640
Proceeds from repayment of notes receivable backed by real estate	-	34,260
Proceeds from the settlement of net investment hedges	12,240	-
Payments on the settlement of net investment hedges	(28,524)	(3,966)
Net cash provided by (used in) investing activities	81,773	(186,774)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	4,372	4,322
Distributions paid on common and preferred units	(698,207)	(536,150)
Noncontrolling interests contributions	9,071	26,174
Noncontrolling interests distributions	(64,311)	(100,619)
Settlement of noncontrolling interests	(21,093)	(5,949)
Redemption of common limited partnership units	(74,791)	(17,819)
Tax paid for shares of the Parent withheld	(21,859)	(26,694)
Debt issuance costs paid	(14,912)	(6,386)
Net proceeds from (payments on) credit facilities	58,974	(307,086)
Repurchase of and payments on debt	(2,108,889)	(1,251,830)
Proceeds from the issuance of debt	1,897,745	1,721,793
Net cash used in financing activities	(1,033,900)	(500,244)

Effect of foreign currency exchange rate changes on cash	5,940	(5,422)
Net increase in cash and cash equivalents	57,334	80,784
Cash and cash equivalents, beginning of period	343,856	447,046
Cash and cash equivalents, end of period	$401,190	$527,830

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2019, the Parent owned a 97.12% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.88% common limited partnership interests, which include 8.8 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

•

As a lessor. The new lease standard required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable in Other Assets and therefore the new lease standard resulted in certain of these costs being expensed as incurred through Rental Expenses. During the three and six months ended June 30, 2018, we capitalized $5.1 million and $10.5 million, respectively, of internal costs related to our leasing activities. We will continue to amortize initial direct costs capitalized prior to January 1, 2019.

We adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and straight-line pattern of transfer to the lessee for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under Rental Revenues in our Consolidated Statements of Income for the three and six months ended June 30, 2019. As a result of our adoption of this practical expedient, we also presented $426.6 million and $854.5 million of rental revenue and $118.2 million and $246.2 million of rental recoveries as a single component in the Consolidated Statements of Income for the three and six months ended June 30, 2018, respectively for both rental revenue and rental recoveries, to conform to the 2019 new presentation.

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

Under acquisition accounting, the total purchase price was allocated to the DCT net tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values as follows (in millions):

Net investments in real estate	$8,362
Intangible assets, net of intangible liabilities	292
Cash and other assets	24
Debt	(1,863)
Accounts payable, accrued expenses and other liabilities	(143)
Noncontrolling interests	(65)
Total purchase price, including transaction costs	$6,607

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Operating properties:
Buildings and improvements	354,320	354,762	1,879	1,858	$22,822,198	$22,587,267
Improved land					8,183,086	8,044,888
Development portfolio, including land costs:
Prestabilized	8,312	8,709	34	30	696,843	828,064
Properties under development	21,859	27,715	59	70	1,262,391	1,314,737
Land (1)					1,156,846	1,192,220
Other real estate investments (2)					773,687	619,811
Total investments in real estate properties					34,895,051	34,586,987
Less accumulated depreciation					5,085,219	4,656,680
Net investments in real estate properties					$29,809,832	$29,930,307

(1)	At June 30, 2019 and December 31, 2018, our land is comprised of 4,710 and 4,929 acres, respectively.

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

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands, except for acres of land):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of operating properties	1	3	13	3
Square feet of operating properties	36	883	1,003	883
Acres of land	277	429	465	808
Acquisition cost of net investments in real estate properties (1)	$204,935	$179,358	$517,187	$314,299

(1)

Includes the acquisition cost of properties classified in other real estate investments of $137.2 million for the three and six months ended June 30, 2019. We did not acquire any properties classified in other real estate investments during the three and six months ended June 30, 2018.

On July 15, 2019, we entered into a merger agreement to acquire the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for approximately $4.0 billion in a cash transaction, including the assumption and repayment of debt. The transaction, currently expected to close in the fourth quarter of 2019 or first quarter of 2020, is subject to the approval of IPT stockholders and other customary closing conditions. Following the closing, we intend to hold the portfolio through either one or both of our U.S. co-investment ventures.

Dispositions

The following table summarizes our gains on real estate transactions, net (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contributions to unconsolidated entities
Number of properties	8	3	27	11
Square feet	4,173	1,164	12,322	4,242
Net proceeds (1) (2)	$742,544	$125,917	$1,486,709	$665,739
Gains on contributions, net (1) (2)	$221,552	$33,527	$258,690	$201,253
Dispositions to third parties
Number of properties	-	7	2	18
Square feet	-	4,139	670	5,442
Net proceeds (1)	$2,516	$314,141	$54,540	$402,122
Gains on dispositions, net (1)	$2,643	$60,734	$18,691	$88,119

Total gains on contributions and dispositions, net	$224,195	$94,261	$277,381	$289,372
Gain on partial redemption of investment in an unconsolidated co-investment venture (3)	-	-	135,022	-
Total gains on real estate transactions, net	$224,195	$94,261	$412,403	$289,372

(1)	Includes the contribution and disposition of land parcels.

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

Leases

As a Lessor

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in Rental Revenues in the Consolidated Statements of Income as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk. We perform credit analyses of our customers prior to the execution of our leases and continue these analyses on an ongoing basis in order to ensure the collectability of rental revenue.

The following table summarizes the minimum lease payments due from our customers on leases with lease periods greater than one year for space in our operating properties, prestabilized and under development properties, leases of land subject to ground leases and assets held for sale or contribution at June 30, 2019 (in thousands):

2019	$1,025,461
2020	2,011,029
2021	1,745,388
2022	1,424,837
2023	1,135,391
Thereafter	3,652,444
Total	$10,994,550

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee

We have approximately 125 ground and office space leases, which qualify as operating leases, with remaining lease terms of 1 to 89 years at June 30, 2019.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rates to calculate the lease liabilities of our operating leases in which we are the lessee and for which the lease has commenced (in thousands):

	June 30, 2019	December 31, 2018
2019	$22,898	$38,769
2020	45,277	38,267
2021	45,697	34,307
2022	38,659	32,312
2023	32,979	30,180
Thereafter	678,569	670,147
Total undiscounted rental payments	864,079	$843,982
Less imputed interest	460,909
Total lease liabilities	$403,170

The weighted average remaining lease term for our operating leases was 32 and 28 years at June 30, 2019 and December 31, 2018, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.9% at June 30, 2019. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

NOTE 4. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are related parties and are accounted for using the equity method of accounting. See Note 7 for more detail regarding our consolidated investments that are not wholly owned.

We also have other ventures, generally with one partner and that we do not manage, which we account for using the equity method. We refer to our investments in all entities accounted for using the equity method, both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	June 30,	December 31,
	2019	2018
Unconsolidated co-investment ventures	$5,459,973	$5,407,838
Other ventures	353,609	337,456
Total	$5,813,582	$5,745,294

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Recurring fees	$65,537	$57,918	$127,654	$112,562
Transactional fees	15,830	11,828	27,178	27,452
Promote revenue	7,283	5,674	7,283	68,218
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$88,650	$75,420	$162,115	$208,232

(1)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to our unconsolidated co-investment ventures (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019 (1)	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Key property information:
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	585	566	213	209	698	669	138	125	1,634	1,569
Square feet	93	91	44	39	168	159	58	51	363	340

Financial position:
Total assets ($)	7,464	7,303	2,751	2,137	13,948	13,028	7,941	7,089	32,104	29,557
Third-party debt ($)	2,109	2,094	768	838	2,712	2,548	3,182	2,668	8,771	8,148
Total liabilities ($)	2,420	2,350	821	862	4,034	3,615	3,550	3,006	10,825	9,833

Our investment balance ($) (2)	1,433	1,457	670	554	2,672	2,784	685	613	5,460	5,408
Our weighted average ownership (3) (4)	26.8%	27.4%	38.7%	44.4%	30.2%	33.2%	15.1%	15.1%	26.5%	28.3%

	U.S.		Other Americas		Europe		Asia		Total
Operating Information:	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019 (1)	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
For the three months ended:
Total revenues ($)	180	168	67	55	268	272	124	114	639	609
Net earnings ($)	23	24	21	19	84	110	25	6	153	159

Our earnings from unconsolidated co-investment ventures, net ($)	7	7	8	8	27	37	4	2	46	54

For the six months ended:
Total revenues ($)	359	336	134	108	539	560	244	222	1,276	1,226
Net earnings ($)	52	37	55	33	155	203	62	48	324	321

Our earnings from unconsolidated co-investment ventures, net ($)	16	12	21	14	52	74	10	9	99	109

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2019 and December 31, 2018, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($618.1 million and $635.9 million, respectively); (ii) recording additional costs associated with our investment in the venture ($91.1 million and $94.4 million, respectively); (iii) receivables, principally for fees and promotes ($132.0 million and $166.7 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. (“NPR”) ($136.3 million and $122.0 million, respectively). These customer security deposits originated through a leasing company owned by us and we have a corresponding payable to NPR’s customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

(3)	Represents our weighted average ownership interest based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

(4)	In February 2019, we redeemed a portion of our investment in Prologis European Logistics Fund (“PELF”) for €278.2 million ($313.3 million).

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At June 30, 2019, our remaining equity commitments were $276.7 million, principally for Prologis China Logistics Venture and PBLV. The equity commitments expire from 2020 to 2026.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2019 and December 31, 2018. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30,	December 31,
	2019	2018
Number of operating properties	51	57
Square feet	8,223	8,236
Total assets held for sale or contribution	$609,121	$622,288
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$13,741	$12,972

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries.

The following table summarizes our debt (dollars in thousands):

	June 30, 2019		December 31, 2018
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	1.8%	$112,906	3.4%	$50,500
Senior notes	2.7%	8,375,716	2.7%	8,304,147
Term loans and unsecured other	1.4%	1,891,032	1.8%	1,921,428
Secured mortgage	3.7%	588,666	5.1%	813,740
Total	2.5%	$10,968,320	2.7%	$11,089,815

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of undesignated and designated interest rate swaps, which effectively fix the interest rate on our variable rate debt.

(2)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	June 30, 2019		December 31, 2018
	Amount Outstanding	% of Total	Amount Outstanding	% of Total
British pound sterling	$656,208	6.0%	$635,972	5.8%
Canadian dollar	277,564	2.5%	266,337	2.4%
Euro	5,003,393	45.6%	4,893,693	44.1%
Japanese yen	2,113,373	19.3%	1,951,844	17.6%
U.S. dollar	2,917,782	26.6%	3,341,969	30.1%
Total	$10,968,320		$11,089,815

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

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($464.1 million at June 30, 2019). We have the ability to increase the Revolver to ¥65.0 billion ($603.3 million at June 30, 2019), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at June 30, 2019 (in millions):

Aggregate lender commitments	$3,963
Less:
Borrowings outstanding	113
Outstanding letters of credit	30
Current availability	$3,820

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

In March 2019, we entered into an unsecured Japanese yen term loan agreement (the “March 2019 Yen Term Loan”) under which we can draw Japanese yen in an aggregate amount not to exceed ¥85.0 billion ($789.0 million at June 30, 2019). The March 2019 Yen Term Loan currently bears interest at Yen LIBOR plus 0.4% and is scheduled to mature in March 2026. We have the ability to increase the March 2019 Yen Term Loan to ¥120.0 billion ($1.1 billion at June 30, 2019), subject to obtaining additional lender commitments. Pricing under the March 2019 Yen Term Loan, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

We repaid the outstanding balance of ¥100.0 billion ($897.4 million) on our 2016 Japanese yen term loan (“2016 Yen Term Loan”), primarily with the proceeds from the 2019 Yen Term Loan during the first quarter of 2019. The 2016 Yen Term Loan bore a floating rate of Yen LIBOR plus 0.7% and had two separate tranches of debt scheduled to mature in August 2022 and 2023.

During the six months ended June 30, 2019 and 2018, we paid down $775.0 million and $1.0 billion, and reborrowed $716.0 million and $500.0 million, respectively, on our multi-currency term loan (the “2017 Term Loan”).

Long-Term Debt Maturities

Principal payments due on our debt for the remainder of 2019 and for each year through the period ended December 31, 2023, and thereafter were as follows at June 30, 2019 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2019 (1)	$-	$-	$11,209	$4,418	$15,627
2020 (1) (2)	-	1,138,000	441,040	34,370	1,613,410
2021	-	796,600	-	96,330	892,930
2022	-	796,600	-	12,216	808,816
2023 (3)	112,906	850,000	130,287	39,377	1,132,570
Thereafter	-	4,851,127	1,318,075	404,339	6,573,541
Subtotal	112,906	8,432,327	1,900,611	591,050	11,036,894
Premiums (discounts), net	-	(24,166)	-	720	(23,446)
Debt issuance costs, net	-	(32,445)	(9,579)	(3,104)	(45,128)
Total	$112,906	$8,375,716	$1,891,032	$588,666	$10,968,320

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)	Included in the 2020 maturities was the 2017 Term Loan that can be extended until 2022.

(3)	Included in the 2023 maturities was the Global Facility that can be extended until 2024.

Financial Debt Covenants

We have $8.4 billion of senior notes and $1.9 billion of term loans outstanding at June 30, 2019 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At June 30, 2019, we were in compliance with all of our financial debt covenants.

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

NOTE 7. NONCONTROLLING INTERESTS

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are redeemable for cash or, at our option, into shares of the Parent’s common stock, generally at a rate of one share of common stock to one limited partnership unit. We also consolidate certain entities in which we do not own 100% of the equity but the equity of these entities is not exchangeable into our common stock.

Prologis, Inc.

The noncontrolling interests of the Parent include the noncontrolling interests described above for the OP, as well as the limited partnership units in the OP that are not owned by the Parent.

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and total liabilities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,670,699	$2,697,095	$6,021,777	$6,072,087	$96,881	$92,782
Other consolidated entities (1)	various	various	115,484	139,374	1,036,819	1,045,202	95,612	53,145
Prologis, L.P.			2,786,183	2,836,469	7,058,596	7,117,289	192,493	145,927
Limited partners in Prologis, L.P. (2) (3)			660,442	666,326	-	-	-	-
Prologis, Inc.			$3,446,625	$3,502,795	$7,058,596	$7,117,289	$192,493	$145,927

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at June 30, 2019 and December 31, 2018 were exchangeable into cash or, at our option, 0.4 million and 0.7 million shares of the Parent’s common stock, respectively.

(2)	We had 8.8 million Class A Units that were convertible into 8.3 million and 8.4 million limited partnership units of the OP at June 30, 2019 and December 31, 2018, respectively.

(3)

At June 30, 2019 and December 31, 2018, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 6.6 million and 7.2 million shares of the Parent’s common stock, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan. See further discussion of LTIP Units in Note 8.

NOTE 8. LONG-TERM COMPENSATION

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We allocate participation points to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3% of the excess value created, subject to a maximum as defined for each performance period. POP awards cannot be paid at a time when our absolute TSR is negative. If after seven years our absolute TSR has not been positive, the awards will be forfeited.

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

The Outperformance Hurdle was met for the 2016 – 2018 performance period, which resulted in awards being earned at December 31, 2018. Initial awards of $75.0 million in aggregate were awarded in January 2019 in the form of 0.4 million shares of common stock and 0.8 million POP LTIP Units and LTIP Units. Participants are not able to sell or transfer equity awards received until three years after the end of the initial period. One-third of the remaining compensation pool in excess of the $75.0 million aggregate initial award amounts can be earned at the end of each of the three years following the end of the initial three-year performance period if our performance meets or exceeds the MSCI US REIT Index. Vesting for the 2016 – 2018 performance period for our Named Executive Officers (“NEOs”) follows the construct of the 2019 – 2021 performance period as described above, such that 20% of any amounts earned were awarded subject to a three-year holding period, and 80% of any amounts earned will cliff vest at the end of the seventh year following the initial three-year performance period. At June 30, 2019, there were 0.4 million unvested POP LTIP Units associated with the 2016 – 2018 performance period.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the six months ended June 30, 2019 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2019	1,255	$54.48
Granted	537	71.37
Vested and distributed	(656)	51.49
Forfeited	(26)	60.91
Balance at June 30, 2019	1,110	$64.28

LTIP Units

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2019 (units in thousands):

	Vested	Unvested	Unvested Weighted Average
	LTIP Units	LTIP Units	Grant Date Fair Value
Balance at January 1, 2019	3,293	2,177	$56.05
Granted	-	911	70.87
Vested LTIP Units	1,067	(1,067)	54.04
Vested POP LTIP Units (1)	391	-	N/A
Conversion to common limited partnership units	(951)	-	N/A
Balance at June 30, 2019	3,800	2,021	$63.79

(1)	Vested units were based on the POP performance criteria being met for the 2016 – 2018 performance period and represented the earned award amount. See above for further discussion on the POP.

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2019	2018	2019	2018
Net earnings attributable to common stockholders – Basic	$383,784	$334,611	$730,831	$700,513
Net earnings attributable to exchangeable limited partnership units (1)	11,759	10,216	22,416	20,909
Adjusted net earnings attributable to common stockholders – Diluted	$395,543	$344,827	$753,247	$721,422

Weighted average common shares outstanding – Basic	630,271	532,639	629,990	532,427
Incremental weighted average effect on exchange of limited partnership units (1)	19,556	16,847	19,637	16,560
Incremental weighted average effect of equity awards	5,620	5,029	5,139	5,079
Weighted average common shares outstanding – Diluted (2)	655,447	554,515	654,766	554,066

Net earnings per share attributable to common stockholders:
Basic	$0.61	$0.63	$1.16	$1.32
Diluted	$0.60	$0.62	$1.15	$1.30

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2019	2018	2019	2018
Net earnings attributable to common unitholders	$395,470	$344,633	$753,091	$721,058
Net earnings attributable to Class A Units	(5,077)	(5,324)	(9,683)	(11,177)
Net earnings attributable to common unitholders – Basic	390,393	339,309	743,408	709,881
Net earnings attributable to Class A Units	5,077	5,324	9,683	11,177
Net earnings attributable to exchangeable other limited partnership units	73	194	156	364
Adjusted net earnings attributable to common unitholders – Diluted	$395,543	$344,827	$753,247	$721,422

Weighted average common partnership units outstanding – Basic	641,127	540,084	640,832	539,547
Incremental weighted average effect on exchange of Class A Units	8,337	8,477	8,347	8,495
Incremental weighted average effect on exchange of other limited partnership units	363	925	448	945
Incremental weighted average effect of equity awards of Prologis, Inc.	5,620	5,029	5,139	5,079
Weighted average common units outstanding – Diluted (2)	655,447	554,515	654,766	554,066

Net earnings per unit attributable to common unitholders:
Basic	$0.61	$0.63	$1.16	$1.32
Diluted	$0.60	$0.62	$1.15	$1.30

(1)

The exchangeable limited partnership units include the units as discussed in Note 7. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Class A Units	8,337	8,477	8,347	8,495
Other limited partnership units	363	925	448	945
Equity awards	8,589	8,432	8,161	8,391
Prologis, L.P.	17,289	17,834	16,956	17,831
Common limited partnership units	10,856	7,445	10,842	7,120
Prologis, Inc.	28,145	25,279	27,798	24,951

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	June 30, 2019		December 31, 2018
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$-	$80	$-
British pound sterling	7,805	90	2,266	324
Canadian dollar	1,185	941	3,336	53
Euro	12,315	560	7,895	1,922
Japanese yen	1,680	923	3,334	1,318
Mexican peso	-	-	159	-

Interest rate swaps
U.S. dollar	-	152	27	-

Designated derivatives
Foreign currency contracts
Net investment hedges
Brazilian real	-	-	-	3,165
British pound sterling	6,403	-	-	949
Canadian dollar	1,121	708	5,634	-

Interest rate swaps
Cash flow hedges
Euro	-	277	-	428
Total fair value of derivatives	$30,509	$3,651	$22,731	$8,159

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2019						2018
	BRL	CAD	EUR	GBP	JPY	MXN	CAD	CNY	EUR	GBP	JPY	MXN
Notional amounts at January 1	$5	$55	$314	$118	$177	$-	$56	$-	$233	$132	$153	$-
New contracts	489	144	86	625	37	5	13	80	54	-	28	10
Matured, expired or settled contracts	(494)	(116)	(62)	(510)	(37)	(5)	(14)	(80)	(55)	(36)	(36)	(10)
Notional amounts at June 30	$-	$83	$338	$233	$177	$-	$55	$-	$232	$96	$145	$-

Weighted average forward rate at June 30	-	1.31	1.20	1.28	104.13	-	1.28	-	1.20	1.30	105.53	-
Active contracts at June 30	-	30	34	30	34	-	24	-	29	16	32	-

The following table summarizes the undesignated derivative financial instruments exercised and associated realized gains (losses) and unrealized gains (losses) in Foreign Currency and Derivative Gains, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Exercised contracts	25	16	48	31
Realized gains (losses) on the matured, expired or settled contracts	$6	$(1)	$7	$(8)
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(3)	$30	$4	$17

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2019			2018
	BRL	CAD	GBP	CAD	EUR
Notional amounts at January 1	$460	$100	$127	$99	$-
New contracts	489	48	391	100	35
Matured, expired or settled contracts	(949)	(50)	(127)	(99)	-
Notional amounts at June 30	$-	$98	$391	$100	$35

Weighted average forward rate at June 30	-	1.30	1.30	1.28	1.16
Active contracts at June 30	-	2	6	2	1

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the six months ended June 30 (in millions):

	2019	2018
	EUR	CAD	EUR	USD
Notional amounts at January 1	$500	$271	$-	$-
New contracts	-	-	500	300
Matured, expired or settled contracts	-	(271)	-	(300)
Notional amounts at June 30	$500	$-	$500	$-

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries (in millions):

	June 30, 2019	December 31, 2018
British pound sterling	$208	$269
Euro	$2,942	$2,645

The following table summarizes the recognized unrealized gains in Foreign Currency and Derivative Gains, Net on the remeasurement of the unhedged portion of our debt and accrued interest (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gains on the unhedged portion	$1	$64	$1	$40

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivative net investment hedges	$8,464	$1,740	$(10,988)	$4,833
Nonderivative net investment hedges	(31,033)	223,739	32,624	113,862
Cumulative translation adjustment	(25,093)	(373,292)	(9,218)	(261,738)
Total foreign currency translation gains (losses), net	$(47,662)	$(147,813)	$12,418	$(143,043)

Cash flow hedges (1)	$1,153	$963	$2,258	$(8,322)
Our share of derivatives from unconsolidated co-investment ventures	(4,878)	1,168	(8,616)	4,166
Total unrealized gains (losses) on derivative contracts, net	$(3,725)	$2,131	$(6,358)	$(4,156)
Total change in other comprehensive income (loss)	$(51,387)	$(145,682)	$6,060	$(147,199)

(1)

We estimate an additional expense of $4.3 million will be reclassified to Interest Expense over the next 12 months from June 30, 2019, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Fair Value Measurements on a Recurring Basis

At June 30, 2019 and December 31, 2018, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2019 and December 31, 2018, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute met the criteria to be measured on a nonrecurring basis at fair value and the lower of their carrying amount or their estimated fair value less the costs to sell, respectively, at June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, we estimate the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties and assets held for sale or contribution in Notes 2, 3 and 5, respectively.

Fair Value of Financial Instruments

At June 30, 2019 and December 31, 2018, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2019 and December 31, 2018, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$112,906	$112,906	$50,500	$50,513
Senior notes	8,375,716	9,030,466	8,304,147	8,606,864
Term loans and unsecured other	1,891,032	1,908,643	1,921,428	1,946,335
Secured mortgage	588,666	626,434	813,740	849,417
Total	$10,968,320	$11,678,449	$11,089,815	$11,453,129

NOTE 11. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we utilize the following: (i) our land bank; (ii) the development expertise of our local teams; and (iii) our customer relationships. Land we own and lease to customers under ground leases, along with land and buildings we lease, is also included in this segment.

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

The following reconciliations are presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Real estate operations segment:
U.S.	$649,433	$491,051	$1,301,302	$990,308
Other Americas	23,847	29,948	47,712	60,379
Europe	12,263	12,908	20,820	30,110
Asia	15,685	11,672	29,641	25,477
Total real estate operations segment	701,228	545,579	1,399,475	1,106,274
Strategic capital segment:
U.S.	20,536	17,905	40,804	33,974
Other Americas	13,624	12,256	21,524	18,409
Europe	33,539	28,488	62,377	67,305
Asia	21,445	17,048	38,244	88,970
Total strategic capital segment	89,144	75,697	162,949	208,658

Total revenues	790,372	621,276	1,562,424	1,314,932

Segment net operating income:
Real estate operations segment:
U.S. (1)	481,631	367,935	952,707	737,299
Other Americas	15,865	22,488	34,918	45,411
Europe	6,888	8,693	12,432	21,152
Asia	12,191	8,619	22,863	18,388
Total real estate operations segment	516,575	407,735	1,022,920	822,250
Strategic capital segment:
U.S. (1)	7,794	5,893	11,121	1,657
Other Americas	9,355	9,032	14,777	11,939
Europe	23,223	19,382	42,374	47,045
Asia	11,566	6,540	19,413	69,307
Total strategic capital segment	51,938	40,847	87,685	129,948

Total segment net operating income	568,513	448,582	1,110,605	952,198

Reconciling items:
General and administrative expenses	(66,276)	(57,615)	(135,977)	(120,043)
Depreciation and amortization expenses	(284,376)	(203,673)	(568,385)	(407,754)
Gains on real estate transactions, net	224,195	94,261	412,403	289,372
Operating income	442,056	281,555	818,646	713,773
Earnings from unconsolidated entities, net	48,556	62,549	105,222	125,205
Interest expense	(59,122)	(56,314)	(119,629)	(102,575)
Interest and other income, net	4,312	5,641	12,222	7,617
Foreign currency and derivative gains, net	2,041	85,382	10,775	44,288
Gains (losses) on early extinguishment of debt, net	(385)	282	(2,501)	(702)
Earnings before income taxes	$437,458	$379,095	$824,735	$787,606

	June 30, 2019	December 31, 2018
Segment assets:
Real estate operations segment:
U.S.	$28,180,614	$27,666,200
Other Americas	1,224,892	1,712,862
Europe	1,228,961	1,040,061
Asia	833,922	1,012,253
Total real estate operations segment	31,468,389	31,431,376
Strategic capital segment: (2)
U.S.	15,165	15,802
Europe	25,280	25,280
Asia	373	455
Total strategic capital segment	40,818	41,537
Total segment assets	31,509,207	31,472,913

Reconciling items:
Investments in and advances to unconsolidated entities	5,813,582	5,745,294
Assets held for sale or contribution	609,121	622,288
Lease right-of-use assets	117,037	-
Cash and cash equivalents	401,190	343,856
Other assets	256,613	233,313
Total reconciling items	7,197,543	6,944,751
Total assets	$38,706,750	$38,417,664

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other regions.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at June 30, 2019 and December 31, 2018.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2019 and 2018 included the following:

•

We recognized Lease ROU Assets and Lease Liabilities on the Consolidated Balance Sheets, including any new leases, renewals, modifications and terminations after January 1, 2019, of $411.4 million and $417.3 million, respectively.

•

We capitalized $12.1 million and $14.1 million in 2019 and 2018 of equity-based compensation expense. Beginning January 1, 2019, upon adoption of the new lease standard, we capitalized equity-based compensation expenses related to development activities only. Internal costs related to our leasing activities are expensed as incurred.

•

We received $235.5 million and $105.4 million in 2019 and 2018, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 3. Included in 2019 is our initial 20% investment in PBLV in exchange for our contribution of the initial portfolio of properties to PBLV upon formation.

•	We issued 0.5 million shares in 2019 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

We paid $153.2 million and $154.4 million for interest, net of amounts capitalized, for the six months ended June 30, 2019 and 2018, respectively.

We paid $39.9 million and $32.3 million for income taxes, net of refunds, for the six months ended June 30, 2019 and 2018, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2019, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of equity for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Prologis, L.P.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Company) as of June 30, 2019, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of capital for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 19, 2019

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

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

MANAGEMENT’S OVERVIEW

Prologis is the global leader in logistics real estate with a focus on key markets in 19 countries on four continents. We own, manage and develop well-located, high-quality logistics facilities. Our local teams actively manage our portfolio, which encompasses leasing and property management, capital deployment and opportunistic dispositions allowing us to recycle capital to self-fund our development and acquisition activities. The majority of our properties in the U.S. are wholly owned, while our properties outside the U.S. are generally held in co-investment ventures to mitigate our exposure to foreign currency movements.

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

We operate and manage our business on an owned and managed (“O&M”) basis and therefore evaluate the operating performance of the properties for our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures. We make decisions based on our total O&M portfolio at 100%, as we manage these properties regardless of ownership. We also evaluate our operating results based on our proportionate economic ownership of each property included in the O&M portfolio (“our share”) as it represents the financial results of our O&M portfolio.

At June 30, 2019, our total O&M portfolio at 100%, including properties and development projects (based on gross book value and total expected investment (“TEI”), totaled $71.0 billion across 786 million square feet (73 million square meters) and four continents. Our share of the total O&M portfolio was $42.6 billion. We lease modern logistics facilities to a diverse base of approximately 5,100 customers.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

(1)

Net operating income (“NOI”) is a non-U.S. generally accepted accounting principle (“GAAP”) financial measure. NOI from Real Estate Operations is calculated directly from our Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. See the Results of Operations section for a reconciliation of NOI to Operating Income, the most directly comparable GAAP measure.

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of one year after completion or reaching 90% occupancy. Amounts represent our TEI, which is comprised of the estimated cost of development or expansion, including land, construction and leasing costs.

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and funds from operations (“FFO”). FFO is a non-GAAP financial measure. See below for a reconciliation of Net Earnings Attributable to Common Stockholders in the Consolidated Statements of Income to our FFO measure. We collect rent from our customers through long-term operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents coupled with increasing market rents. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams, will allow us to maximize rental revenue across our portfolio. A significant amount of our rental revenue, NOI and cash flows are generated in the U.S.

Development. We develop properties to meet our customers’ needs, deepen our market presence and refresh our portfolio quality. We believe we have a competitive advantage due to (i) the strategic locations of our land bank; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects lease up and generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land bank, excluding land we have under option contracts, has the potential to support the development of $7.4 billion of TEI of new logistics space. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

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

This segment produces stable, long-term cash flows and generally contributes 10% to 15% of our consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset and property management services. Generally, all of these revenues are earned from long-term and open-ended ventures. We earn additional revenues by providing leasing, acquisition, construction, development, financing, legal and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenue”) periodically during the life of a venture or upon liquidation. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses and excludes property-related NOI.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages to grow revenues, NOI, earnings, FFO and cash flows.

•

Rent Growth. We expect market rents to continue to grow over the next few years, driven by demand for the location and quality of our properties. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases are more than 15% below current market rent on the basis of our weighted average ownership at June 30, 2019. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) every quarter since 2013. We expect this trend to continue for several more years due to our current in-place rents being below market coupled with increasing market rents.

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

SUMMARY OF 2019

During the six months ended June 30, 2019, operating fundamentals remained strong for our O&M portfolio and we ended the period with occupancy of 96.8%.

In 2019, we completed the following significant activities as described in the Notes to the Consolidated Financial Statements:

•

In January, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 7 million square feet and 371 acres of land. We received total proceeds of $620 million, including cash and units, and retained a 20% equity interest.

•

Excluding the contribution to PBLV, we generated net proceeds of $921 million and realized net gains of $270 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Japan and Europe in the second quarter.

•	In February, we redeemed a portion of our investment in Prologis European Logistics Fund (“PELF”) for proceeds of €278 million ($313 million).

•	We completed the following financing activities:

•

We upsized our global senior credit facility by $500 million to $3.5 billion with maturity in January 2023. At June 30, 2019, we had $3.8 billion of available borrowing capacity under our credit facilities.

•

We entered into two unsecured Japanese yen term loans for a total of ¥15.0 billion ($137 million) that bear interest of Yen LIBOR plus 0.5% to 0.6% and are scheduled to mature in January 2028 and 2030.

•

We entered into an unsecured Japanese yen term loan agreement (the “March 2019 Yen Term Loan”) under which we can draw Japanese yen in an aggregate amount not to exceed ¥85.0 billion ($789 million at June 30, 2019). The March

2019 Yen Term Loan bears interest at Yen LIBOR plus 0.4% and is scheduled to mature in March 2026. We have the ability to increase the March 2019 Yen Term Loan to ¥120.0 billion ($1.1 billion at June 30, 2019), subject to obtaining additional lender commitments. We used the proceeds from the March 2019 Yen Term Loan primarily to repay the outstanding balance of ¥100.0 billion ($897 million) on our 2016 Japanese yen term loan.

•	We completed a private placement for ¥10.0 billion ($91 million) of senior notes with a stated interest rate of 1.2%, maturing in March 2039.

On July 15, 2019, we entered into a merger agreement to acquire the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for approximately $4.0 billion in a cash transaction, including the assumption and repayment of debt. The transaction, currently expected to close in the fourth quarter of 2019 or first quarter of 2020, is subject to the approval of IPT stockholders and other customary closing conditions. Following the closing, we intend to hold the portfolio through either one or both of our U.S. co-investment ventures.

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2019 AND 2018

We evaluate our business operations based on the NOI of our two operating segments: Real Estate Operations and Strategic Capital. NOI by segment is a non-GAAP performance measure that is calculated using revenues and expenses directly from our financial statements. We consider NOI by segment to be an appropriate supplemental measure of our operating performance because it helps management and investors understand our operating results.

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements for the six months ended June 30 (in millions). Each segment’s NOI is reconciled to the respective line items in the Consolidated Financial Statements in the respective segment discussion below.

	2019	2018
Real Estate Operations – NOI	$1,023	$822
Strategic Capital – NOI	88	130
General and administrative expenses	(136)	(120)
Depreciation and amortization expenses	(568)	(408)
Operating income before gains on real estate transactions, net	407	424
Gains on real estate transactions, net	412	290
Operating income	$819	$714

See Note 11 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenue and rental expenses recognized from our consolidated properties. We allocate the costs of our property management and leasing functions to the Real Estate Operations segment through Rental Expenses and the Strategic Capital segment through Strategic Capital Expenses based on the square footage of the relative portfolios. The operating fundamentals in the markets in which we operate continue to be strong, which has increased rents, kept occupancies high and fueled development activity. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Operations revenues, expenses and NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2019	2018
Rental revenues (1)	$1,397	$1,100
Development management and other revenues	2	6
Rental expenses	(369)	(276)
Other expenses	(7)	(8)
Real Estate Operations – NOI	$1,023	$822

(1)

As disclosed in Note 1 to the Consolidated Financial Statements, under the new lease standard, we adopted the practical expedient to present rental revenue and rental recoveries as a single component under Rental Revenues in our Consolidated Statements of Income.

The change in Real Estate Operations NOI for the six months ended June 30, 2019 from the same period in 2018, was impacted by the following items (in millions):

(1)

Acquisition activity increased NOI in 2019, compared to 2018, primarily due to the acquisition of DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (collectively “DCT”), which was completed for $8.5 billion on August 22, 2018 (“DCT Transaction”).

(2)

During both periods, we experienced positive rent rate growth. Rent rate growth (or rent change) is a combination of the rollover of existing leases and increases in certain rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenue we recognize. See below for key metrics on occupancy and rent change on rollover for the consolidated operating portfolio.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that were completed on or after January 1, 2018 through June 30, 2019.

(4)	Other items include internal costs related to leasing activities, expense recoveries, non-recoverable expenses and changes in foreign currency exchange rates.

Below are key operating metrics of our consolidated operating portfolio.

(1)	In August 2018, we completed the DCT Transaction and acquired a portfolio of logistics real estate assets.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(3)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the six months ended June 30 (dollars and square feet in millions):

	2019	2018
Starts:
Number of new development projects during the period	23	32
Square feet	5	11
TEI	$516	$1,150
Percentage of build-to-suits based on TEI	35.5%	38.0%

Stabilizations:
Number of development projects stabilized during the period	31	31
Square feet	12	13
TEI	$1,166	$1,022
Weighted average stabilized yield (1)	6.5%	6.6%
Estimated value at completion	$1,588	$1,386
Estimated weighted average margin	36.2%	35.6%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

At June 30, 2019, our development portfolio, including properties under development and prestabilized properties, was 46.7% leased and expected to be completed before December 2020.

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

Strategic Capital

This operating segment includes revenues from asset and property management and other fees for services performed, as well as promote revenue earned from the unconsolidated entities. Revenues associated with the Strategic Capital segment fluctuate because of changes in the fair value of the properties owned by the ventures, transactional activity including acquisitions and dispositions, foreign currency exchange rates and the timing of promotes. These revenues are reduced by the costs associated with the asset and property-level management expenses we incur in managing the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the square footage of the relative portfolios.

Below are the components of Strategic Capital revenues, expenses and NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2019	2018
Strategic capital revenues	$163	$209
Strategic capital expenses	(75)	(79)
Strategic Capital – NOI	$88	$130

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Strategic capital revenues ($)
Recurring fees (2)	35	31	15	12	51	48	27	23	128	114
Transactional fees (3)	6	3	2	1	8	11	12	12	28	27
Promote revenue (4)	-	-	5	5	2	9	-	54	7	68
Total strategic capital revenues ($)	41	34	22	18	61	68	39	89	163	209
Strategic capital expenses ($)	(30)	(32)	(7)	(6)	(18)	(21)	(20)	(20)	(75)	(79)
Strategic Capital – NOI ($)	11	2	15	12	43	47	19	69	88	130

(1)	The U.S. expenses include compensation and personnel costs for employees who were based in the U.S. but also support other regions.

(2)	Recurring fees include asset and property management fees.

(3)	Transactional fees include leasing commission, acquisition, development and other fees.

(4)

Promote revenue is earned based on a ventures’ cumulative returns over a certain time period, generally three years. We include promote revenue in proportion to the third-party investor’s equity interest in Strategic Capital Revenues. Approximately 40% of the promote revenue included in Strategic Capital Revenues is paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses, as vested.

The following real estate investments were held by our unconsolidated co-investment ventures based on historical cost (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019 (1)	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	585	566	213	209	698	669	138	125	1,634	1,569
Square feet	93	91	44	39	168	159	58	51	363	340
Total assets ($)	7,464	7,303	2,751	2,137	13,948	13,028	7,941	7,089	32,104	29,557

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

General and Administrative (“G&A”) Expenses

G&A expenses were $136 million and $120 million for the six months ended June 30, 2019 and 2018, respectively. G&A expenses increased over the last year due to higher compensation expenses based largely on the increase of our share price.

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

The following table summarizes capitalized G&A for the six months ended June 30 (in millions):

	2019	2018
Building and land development activities	$35	$31
Leasing activities	-	11
Operating building improvements and other	10	8
Total capitalized G&A expenses	$45	$50
Capitalized salaries and related costs as a percent of total salaries and related costs	19.5%	23.7%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $568 million and $408 million for the six months ended June 30, 2019 and 2018, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the six months ended June 30, 2019 from the same period in 2018 (in millions):

(1)

The acquisition of properties primarily includes the DCT Transaction through which we acquired operating properties and the related intangible assets in the third quarter of 2018. See Note 2 for more information on the DCT Transaction.

Gains on Real Estate Transactions, Net

The following table summarizes our gains on real estate transactions, net for the six months ended June 30 (in millions):

	2019	2018
Contributions to unconsolidated entities (1)	$258	$202
Dispositions to third parties (1)	19	88
Total gains on contributions and dispositions, net	$277	$290
Gain on partial redemption of investment in an unconsolidated co-investment venture	135	-
Total gains on real estate transactions, net	$412	$290

(1)     Includes $239 million and $221 million of gains recognized upon the sale of land and properties, that were developed with the intent to contribute or sell upon completion, for the six months ended June 30, 2019 and 2018, respectively.

We utilized the proceeds from these transactions primarily to fund our capital investments during both periods. See Notes 3 and 4 to the Consolidated Financial Statements for further information on the gains we recognized.

Our O&M Operating Portfolio

We manage our business and review our operating fundamentals on an O&M basis, which includes consolidated properties and properties owned our unconsolidated co-investment ventures. We believe reviewing these fundamentals this way allows management to understand the entire impact to the financial statements, as it will affect both the Real Estate Operations and Strategic Capital segments, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim.

Our O&M operating portfolio does not include our development portfolio, value-added properties, non-industrial properties or properties held for sale to third parties. Value-added properties are properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value.

See below for information on our O&M operating portfolio (square feet in millions):

	June 30, 2019			December 31, 2018
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,856	351	96.9%	1,835	348	97.2%
Unconsolidated	1,617	361	96.6%	1,561	339	97.8%
Total	3,473	712	96.8%	3,396	687	97.5%

Below are the key operating metrics summarizing the leasing activity of our O&M operating portfolio.

(1)

Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained more than 70% of our customers, based on the total square feet of leases commenced during these periods.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

(3)	Turnover costs are defined as leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year.

Same Store Analysis

Our same store metrics are non-GAAP financial measures, which are commonly used in the real estate industry and expected from the financial community, on both a net effective and cash basis. We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, which allows us and investors to analyze our ongoing business operations. We determine our same store metrics on property NOI, which is calculated as rental revenue less rental expense for the applicable properties in the same store population for both consolidated and unconsolidated properties based on our ownership interest, as further defined below.

We define our same store population for the three months ended June 30, 2019 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures at January 1, 2018 and owned throughout the same three-month period in both 2018 and 2019. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2018) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures, as follows for the three months ended June 30 (dollars in millions):

			Percentage
	2019	2018	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$701	$544
Rental expenses	(181)	(133)
Consolidated Property NOI	520	411

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)(2)	(142)	(40)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	454	434
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(366)	(357)
Prologis Share of Same Store Property NOI – Net Effective (2)	$466	$448	4.2%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(4)	(4)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(3)	(9)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	3	7
Prologis Share of Same Store Property NOI – Cash (2)(3)	$462	$442	4.6%

(1)

We exclude properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period and properties acquired or disposed of to third parties during the period. We also exclude net termination and renegotiation fees to allow us to evaluate the growth or decline in each property’s rental revenues without regard to one-time items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. Same Store Property NOI is adjusted to include an allocation of property management expenses for our consolidated properties based on the property management services provided to each property (generally, based on a percentage of revenues). On consolidation, these amounts are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expense.

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at June 30, 2019 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

During the periods presented, certain wholly owned properties were contributed to a co-investment venture and are included in the same store portfolio. Neither our consolidated results nor those of the co-investment ventures, when viewed individually, would be comparable on a same store basis because of the changes in composition of the respective portfolios from period to period (e.g. the results of a contributed property are included in our consolidated results through the contribution date and in the results of the venture subsequent to the contribution date based on our ownership interest at the end of the period). As a result, only line items labeled “Prologis Share of Same Store Property NOI” are comparable period over period.

(3)

We further remove certain noncash items (straight-line rent and amortization of fair value lease adjustments) included in the financial statements prepared in accordance with U.S. GAAP to reflect a Same Store Property NOI – Cash measure.

We manage our business and compensate our executives based on the same store results of our O&M portfolio at 100% as we manage our portfolio on an ownership blind basis. We calculate those results by including 100% of the properties included in our same store portfolio.

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $105 million and $125 million for the six months ended June 30, 2019 and 2018, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2019	2018
Gross interest expense	$137	$120
Amortization of debt discount and debt issuance costs, net	9	6
Capitalized amounts	(26)	(23)
Net interest expense	$120	$103
Weighted average effective interest rate during the period	2.5%	2.9%

Interest expense increased due to the DCT Transaction and the gain recognized upon settlement of the interest rate swaps on the Canadian term loan in 2018, offset partially by refinancing of debt with lower interest rates.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains, Net

The following table details our foreign currency and derivative gains (losses), net for the six months ended June 30 (in millions):

	2019	2018
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivative transactions	$7	$(8)
Losses on the settlement of transactions with third parties	-	(1)
Total realized foreign currency and derivative gains (losses), net	7	(9)

Unrealized foreign currency and derivative gains (losses), net:
Gains on the change in fair value of undesignated derivatives and unhedged nonderivative net investment hedges (1)	5	58
Losses on remeasurement of certain assets and liabilities (2)	(1)	(5)
Total unrealized foreign currency and derivative gains, net	4	53
Total foreign currency and derivative gains, net	$11	$44

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

The following table summarizes our income tax expense for the six months ended June 30 (in millions):

	2019	2018
Current income tax expense:
Income tax expense	$21	$21
Income tax expense on dispositions	10	10
Income tax expense on dispositions related to acquired tax liabilities	-	1
Total current income tax expense	31	32

Deferred income tax expense (benefit):
Income tax expense	9	-
Income tax benefit on dispositions related to acquired tax liabilities	-	(1)
Total deferred income tax expense (benefit)	9	(1)
Total income tax expense	$40	$31

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $51 million and $53 million for the six months ended June 30, 2019 and 2018, respectively. Included in these amounts were $22 million and $21 million for the six months ended June 30, 2019 and 2018, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 10 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions and other comprehensive income (loss).

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2019 AND 2018

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, are similar to the changes for the six-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2019, 93 properties in our development portfolio were 46.7% leased with a current investment of $2.0 billion and a TEI of $3.0 billion when completed and leased, leaving $1.0 billion of estimated additional required investment);

•	development of new properties for long-term investment or contributions to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs for properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $16 million in 2019;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•

acquisition of operating properties or portfolios of operating properties, including the acquisition of IPT described above, (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures); and
•

repurchase of our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($401 million at June 30, 2019);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contribution of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures to align with long-term ownership targets;

•	borrowing capacity under our current credit facility arrangements ($3.8 billion available at June 30, 2019); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2019			December 31, 2018
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.3%	$656	6.0%	2.3%	$636	5.8%
Canadian dollar	3.4%	278	2.5%	3.6%	266	2.4%
Euro	2.2%	5,003	45.6%	2.2%	4,894	44.1%
Japanese yen	0.7%	2,113	19.3%	0.9%	1,952	17.6%
U.S. dollar	4.2%	2,918	26.6%	4.5%	3,342	30.1%
Total debt (1)	2.5%	$10,968		2.7%	$11,090

(1)	The weighted average maturity for total debt outstanding at June 30, 2019 and December 31, 2018 was 77 months and 76 months, respectively.

Our credit ratings at June 30, 2019, were A3 from Moody’s and A- from S&P, both with stable outlook. These ratings allow us to borrow at an advantageous rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At June 30, 2019, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at June 30, 2019 (dollars in millions):

	Equity Commitments
	Prologis	Venture Partners	Total	Exchange Rate	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$732	$732	N/A	2021 – 2022
Prologis European Logistics Fund	-	703	703	1.14 U.S. dollar/ 1 euro	2020 – 2022
Prologis UK Logistics Venture	18	98	116	1.27 U.S. dollar/ 1 British pound sterling	2021
Prologis China Logistics Venture	207	1,173	1,380	N/A	2020 – 2024
Prologis Brazil Logistics Venture	52	209	261	3.83 Brazilian real/ 1 U.S. dollar	2026
Total	$277	$2,915	$3,192

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2019	2018
Net cash provided by operating activities	$1,004	$773
Net cash provided by (used in) investing activities	$82	$(187)
Net cash used in financing activities	$(1,034)	$(500)
Net increase in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$57	$81

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity during the six months ended June 30, 2019 and 2018:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $52 million and $26 million for 2019 and 2018, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of net revenues from our Strategic Capital segment. Included in Strategic Capital Revenues is promote revenue in proportion to the third-party investor’s equity interest of the total promote revenue, which is recognized in operating activities in the period it is received.

•

G&A expenses and equity-based compensation awards. We incurred $136 million and $120 million of G&A expenses in 2019 and 2018, respectively. Included in these amounts are equity-based, noncash compensation expenses of $52 million and $39 million in 2019 and 2018, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $180 million and $176 million of distributions from our unconsolidated entities in 2019 and 2018, respectively. Certain unconsolidated co-investment ventures distribute the total promote, including our share, which is recorded to Investment In and Advances to Unconsolidated Entities and is included in operating activities in the period it is received.

•

Cash paid for interest and income taxes. As disclosed in Note 12 to the Consolidated Financial Statements, we paid combined amounts for interest and income taxes, net of amounts received, of $193 million and $187 million in 2019 and 2018, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties, including the contribution of the initial portfolio of properties to PBLV. Cash used in investing activities is principally driven by our investments in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these real estate activities. The following significant transactions also impacted our cash provided by investing activities during the six months ended June 30, 2019 and 2018:

•

Investments in and advances to. We invested cash in our unconsolidated entities, which generally represents our proportionate share, of $186 million and $83 million in 2019 and 2018, respectively. The ventures use the funds for the acquisition of operating properties, development activity and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated entities as a return of investment of $359 million and $135 million in 2019 and 2018, respectively. Included in these amounts were proceeds generated from property sales, debt refinancing and sales or redemption of our investment in unconsolidated entities.

•

Proceeds from repayment of notes receivable backed by real estate. We received $34 million in 2018 for the repayment of notes received in connection with the disposition of real estate to a third party in 2017.

•

Settlement of net investment hedges. We paid a net $16 million on the settlement of net investment hedges during 2019. See Note 10 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is primarily driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the six months ended June 30 (in millions):

	2019	2018
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$24	$4
Secured mortgage debt	413	89
Term loans	1,672	1,159
Total	$2,109	$1,252

Proceeds from the issuance of debt
Senior notes	$91	$1,190
Secured mortgage debt	195	32
Term loans	1,612	500
Total	$1,898	$1,722

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures, at June 30, 2019, of $5.5 billion. These ventures had total third-party debt of $8.8 billion at June 30, 2019. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 26.8% at June 30, 2019. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2019, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid a cash dividend of $0.53 per common share in the first two quarters of 2019. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in Prologis, L.P. are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in the first two quarters of 2019.

At June 30, 2019, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Other Commitments

On a continuing basis, we are engaged in various stages of negotiations for the acquisition or disposition of individual properties or portfolios of properties, including the recently announced acquisition of IPT.

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

We analyze our operating performance principally by the rental revenue of our real estate and the revenues from our strategic capital business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities.

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

	2019	2018
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$731	$701

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	551	390
Gains on real estate transactions, net (excluding development properties and land)	(173)	(68)
Reconciling items related to noncontrolling interests	(25)	(23)
Our share of reconciling items included in earnings related to unconsolidated entities	117	104
NAREIT defined FFO	1,201	1,104

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(4)	(53)
Deferred income tax expense (benefit)	9	(1)
Current income tax expense on dispositions related to acquired tax liabilities	-	1
Our share of reconciling items included in earnings related to unconsolidated entities	(3)	2
FFO, as modified by Prologis	1,203	1,053

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(239)	(221)
Current income tax expense on dispositions	10	10
Losses on early extinguishment of debt, net	2	1
Reconciling items related to noncontrolling interests	-	5
Our share of reconciling items included in earnings related to unconsolidated entities	4	(14)
Core FFO	$980	$834

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2019. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may designate the debt as a nonderivative net investment hedge. We may also hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At June 30, 2019, after consideration of our derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

During the six months ended June 30, 2019, $192 million or 12.3% of our total consolidated revenues was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have British pound sterling, Canadian dollar, euro and Japanese yen forward contracts, which were not designated as hedges, and have an aggregate notional amount of $831 million at June 30, 2019 to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% would result in a $83 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At June 30, 2019, $9.1 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. At June 30, 2019, $1.9 billion of our debt bore interest at variable rates. The following table summarizes the principal payments, including net discounts and debt issuance costs, by maturity date at June 30, 2019 (dollars in millions):

	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt (1)	$11	$1,143	$814	$798	$6,292	$9,058	$9,760
Weighted average interest rate (2)	5.8%	0.9%	1.7%	3.1%	3.2%	2.8%

Variable rate debt
Credit facilities	$-	$-	$-	$-	$113	$113	$113
Term loans	-	440	-	-	1,142	1,582	1,591
Secured mortgage debt	-	20	65	-	130	215	214
Total variable rate debt	$-	$460	$65	$-	$1,385	$1,910	$1,918

(1)	At June 30, 2019, we had interest rate swap agreements to fix €400 million ($500 million) of our floating rate euro senior notes, which are included in fixed rate debt.

(2)

The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at June 30, 2019 for the debt outstanding and include the impact of interest rate swaps, which effectively fix the interest rate on our variable rate debt.

At June 30, 2019, the weighted average effective interest rate on our variable rate debt was 1.4%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates based on our average outstanding variable rate debt balances, not subject to interest rate swap agreements, would result in additional annual interest expense of $2 million which equates to a change in interest rates of 13 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2019. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (The OP)

The OP carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2019. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At June 30, 2019, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, we issued 0.5 million shares of common stock of the Parent in connection with the redemption of common units of the OP in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

2.1

Agreement and Plan of Merger, dated as of July 15, 2019, by and among Prologis, L.P., Rockies Acquisition LLC, and Industrial Property Trust Inc. (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report From 8-K filed on July 15, 2019).

10.1

Amended and Restated Change in Control and Noncompetition Agreement, dated April 30, 2019, between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report From 8-K filed on May 3, 2019).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.
15.2†	KPMG LLP Awareness Letter of Prologis, L.P.
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
†	Filed herewith

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

Date: July 19, 2019