Form 10-Q
period 2019-09-30
Prologis, Inc.; Prologis, L.P.
filed 2019-10-21
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 17, 2019, was approximately 631,744,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2019, the Parent owned 97.22% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.78% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Investments in real estate properties	$34,911,650	$34,586,987
Less accumulated depreciation	5,287,640	4,656,680
Net investments in real estate properties	29,624,010	29,930,307
Investments in and advances to unconsolidated entities	5,886,820	5,745,294
Assets held for sale or contribution	799,017	622,288
Net investments in real estate	36,309,847	36,297,889

Lease right-of-use assets	437,038	-
Cash and cash equivalents	1,024,994	343,856
Other assets	1,676,306	1,775,919
Total assets	$39,448,185	$38,417,664

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,459,223	$11,089,815
Lease liabilities	432,122	-
Accounts payable and accrued expenses	808,898	760,515
Other liabilities	812,365	766,446
Total liabilities	13,512,608	12,616,776

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2019 and December 31, 2018	68,948	68,948
Common stock; $0.01 par value; 631,743 shares and 629,616 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6,317	6,296
Additional paid-in capital	25,693,652	25,685,987
Accumulated other comprehensive loss	(1,050,246)	(1,084,671)
Distributions in excess of net earnings	(2,201,461)	(2,378,467)
Total Prologis, Inc. stockholders’ equity	22,517,210	22,298,093
Noncontrolling interests	3,418,367	3,502,795
Total equity	25,935,577	25,800,888
Total liabilities and equity	$39,448,185	$38,417,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental	$710,465	$608,974	$2,107,961	$1,709,596
Strategic capital	230,467	71,142	393,416	279,800
Development management and other	1,249	2,316	3,228	7,968
Total revenues	942,181	682,432	2,504,605	1,997,364
Expenses:
Rental	180,864	147,184	550,070	423,454
Strategic capital	63,404	35,390	138,668	114,100
General and administrative	65,199	62,244	201,176	182,287
Depreciation and amortization	282,254	252,702	850,639	660,456
Other	2,294	3,391	9,643	11,145
Total expenses	594,015	500,911	1,750,196	1,391,442

Operating income before gains on real estate transactions, net	348,166	181,521	754,409	605,922
Gains on real estate transactions, net	123,314	194,058	535,717	483,430
Operating income	471,480	375,579	1,290,126	1,089,352

Other income (expense):
Earnings from unconsolidated entities, net	46,302	56,634	151,524	181,839
Interest expense	(60,244)	(64,186)	(179,873)	(166,761)
Interest and other income, net	654	1,891	12,876	9,508
Foreign currency and derivative gains, net	59,492	21,513	70,267	65,801
Losses on early extinguishment of debt, net	(13,585)	(1,955)	(16,086)	(2,657)
Total other income	32,619	13,897	38,708	87,730
Earnings before income taxes	504,099	389,476	1,328,834	1,177,082
Total income tax expense	13,086	13,956	53,230	44,612
Consolidated net earnings	491,013	375,520	1,275,604	1,132,470
Less net earnings attributable to noncontrolling interests	38,867	27,684	89,636	81,169
Net earnings attributable to controlling interests	452,146	347,836	1,185,968	1,051,301
Less preferred stock dividends	1,507	1,491	4,498	4,443
Net earnings attributable to common stockholders	$450,639	$346,345	$1,181,470	$1,046,858

Weighted average common shares outstanding – Basic	630,929	574,520	630,356	546,612
Weighted average common shares outstanding – Diluted	655,259	597,647	654,818	568,599

Net earnings per share attributable to common stockholders – Basic	$0.71	$0.60	$1.87	$1.92

Net earnings per share attributable to common stockholders – Diluted	$0.71	$0.60	$1.86	$1.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated net earnings	$491,013	$375,520	$1,275,604	$1,132,470
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	30,053	(10,316)	42,471	(153,359)
Unrealized gains (losses) on derivative contracts, net	(616)	4,454	(6,974)	298
Comprehensive income	520,450	369,658	1,311,101	979,409
Net earnings attributable to noncontrolling interests	(38,867)	(27,684)	(89,636)	(81,169)
Other comprehensive loss (income) attributable to noncontrolling interests	(574)	783	(1,072)	8,154
Comprehensive income attributable to common stockholders	$481,009	$342,757	$1,220,393	$906,394

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended September 30, 2019 and 2018

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2019	$68,948	631,054	$6,311	$25,651,666	$(1,079,109)	$(2,317,008)	$3,446,625	$25,777,433
Consolidated net earnings	-	-	-	-	-	452,146	38,867	491,013
Effect of equity compensation plans	-	51	1	11,938	-	-	14,261	26,200
Capital contributions	-	-	-	-	-	-	5	5
Purchase of noncontrolling interests	-	-	-	2,557	-	-	(3,932)	(1,375)
Redemption of noncontrolling interests	-	638	5	22,158	-	-	(31,770)	(9,607)
Foreign currency translation gains, net	-	-	-	-	29,469	-	584	30,053
Unrealized losses on derivative contracts, net	-	-	-	-	(606)	-	(10)	(616)
Reallocation of equity	-	-	-	5,333	-	-	(5,333)	-
Dividends ($0.53 per common share) and other	-	-	-	-	-	(336,599)	(40,930)	(377,529)
Balance at September 30, 2019	$68,948	631,743	$6,317	$25,693,652	$(1,050,246)	$(2,201,461)	$3,418,367	$25,935,577

Balance at July 1, 2018	$68,948	533,303	$5,333	$19,322,016	$(1,041,486)	$(2,716,241)	$3,087,933	$18,726,503
Consolidated net earnings	-	-	-	-	-	347,836	27,684	375,520
Effect of equity compensation plans	-	40	-	12,790	-	-	13,314	26,104
DCT Transaction, net of issuance costs	-	96,179	962	6,321,667	-	-	293,286	6,615,915
Capital contributions	-	-	-	-	-	-	79,121	79,121
Redemption of noncontrolling interests	-	-	-	(1,738)	-	-	(26,908)	(28,646)
Foreign currency translation losses, net	-	-	-	-	(9,403)	-	(913)	(10,316)
Unrealized gains on derivative contracts, net	-	-	-	-	4,324	-	130	4,454
Reallocation of equity	-	-	-	19,923	-	-	(19,923)	-
Dividends ($0.48 per common share) and other	-	-	-	(1)	-	(304,331)	(46,668)	(351,000)
Balance at September 30, 2018	$68,948	629,522	$6,295	$25,674,657	$(1,046,565)	$(2,672,736)	$3,407,056	$25,437,655

Nine Months Ended September 30, 2019 and 2018

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2019	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888
Consolidated net earnings	-	-	-	-	-	1,185,968	89,636	1,275,604
Effect of equity compensation plans	-	942	10	22,480	-	-	51,582	74,072
Capital contributions	-	-	-	-	-	-	9,076	9,076
Purchase of noncontrolling interests	-	-	-	2,557	-	-	(3,932)	(1,375)
Redemption of noncontrolling interests	-	1,185	11	31,630	-	-	(137,132)	(105,491)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	-	41,206	-	1,265	42,471
Unrealized losses on derivative contracts, net	-	-	-	-	(6,781)	-	(193)	(6,974)
Reallocation of equity	-	-	-	(48,985)	-	-	48,985	-
Dividends ($1.59 per common share) and other	-	-	-	(17)	-	(1,008,962)	(131,085)	(1,140,064)
Balance at September 30, 2019	$68,948	631,743	$6,317	$25,693,652	$(1,050,246)	$(2,201,461)	$3,418,367	$25,935,577

Balance at January 1, 2018	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741
Consolidated net earnings	-	-	-	-	-	1,051,301	81,169	1,132,470
Effect of equity compensation plans	-	1,157	11	21,625	-	-	38,149	59,785
DCT Transaction, net of issuance costs	-	96,179	962	6,321,667	-	-	293,286	6,615,915
Capital contributions	-	-	-	-	-	-	117,095	117,095
Redemption of noncontrolling interests	-	-	-	(4,530)	-	-	(47,884)	(52,414)
Foreign currency translation losses, net	-	-	-	-	(145,196)	-	(8,163)	(153,359)
Unrealized gains on derivative contracts, net	-	-	-	-	289	-	9	298
Reallocation of equity	-	-	-	(27,004)	-	-	27,004	-
Dividends ($1.44 per common share) and other	-	-	-	(108)	-	(819,576)	(168,192)	(987,876)
Balance at September 30, 2018	$68,948	629,522	$6,295	$25,674,657	$(1,046,565)	$(2,672,736)	$3,407,056	$25,437,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Consolidated net earnings	$1,275,604	$1,132,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(77,157)	(45,372)
Equity-based compensation awards	72,467	58,029
Depreciation and amortization	850,639	660,456
Earnings from unconsolidated entities, net	(151,524)	(181,839)
Operating distributions from unconsolidated entities	269,992	250,763
Decrease (increase) in operating receivables from unconsolidated entities	(99,762)	5,933
Amortization of debt discounts and debt issuance costs, net	12,642	8,533
Gains on real estate transactions, net	(535,717)	(483,430)
Unrealized foreign currency and derivative gains, net	(51,373)	(73,120)
Losses on early extinguishment of debt, net	16,086	2,657
Deferred income tax expense (benefit)	9,769	(1,079)
Increase in accounts receivable, lease right-of-use assets and other assets	(25,849)	(77,275)
Increase in accounts payable and accrued expenses, lease liabilities and other liabilities	81,843	17,192
Net cash provided by operating activities	1,647,660	1,273,918
Investing activities:
Real estate development	(1,271,656)	(1,332,923)
DCT Transaction, net of cash acquired	-	(46,268)
Real estate acquisitions	(660,836)	(508,655)
Tenant improvements and lease commissions on previously leased space	(128,413)	(91,194)
Property improvements	(89,132)	(62,473)
Proceeds from dispositions and contributions of real estate properties	1,769,296	1,307,534
Investments in and advances to unconsolidated entities	(256,727)	(117,005)
Return of investment from unconsolidated entities	360,106	175,600
Proceeds from repayment of notes receivable backed by real estate	-	34,260
Proceeds from the settlement of net investment hedges	23,640	3,370
Payments on the settlement of net investment hedges	(28,524)	(6,351)
Net cash used in investing activities	(282,246)	(644,105)
Financing activities:
Proceeds from issuance of common stock	5,899	5,153
Dividends paid on common and preferred stock	(1,008,962)	(819,576)
Noncontrolling interests contributions	9,076	105,295
Noncontrolling interests distributions	(131,085)	(168,192)
Settlement of noncontrolling interests	(106,866)	(52,414)
Tax paid for shares withheld	(21,933)	(26,694)
Debt and equity issuance costs paid	(15,011)	(16,367)
Net payments on credit facilities	(56,452)	(490,307)
Repurchase of and payments on debt	(3,279,771)	(3,288,016)
Proceeds from the issuance of debt	3,921,728	3,962,027
Net cash used in financing activities	(683,377)	(789,091)

Effect of foreign currency exchange rate changes on cash	(899)	(12,206)
Net increase (decrease) in cash and cash equivalents	681,138	(171,484)
Cash and cash equivalents, beginning of period	343,856	447,046
Cash and cash equivalents, end of period	$1,024,994	$275,562

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Investments in real estate properties	$34,911,650	$34,586,987
Less accumulated depreciation	5,287,640	4,656,680
Net investments in real estate properties	29,624,010	29,930,307
Investments in and advances to unconsolidated entities	5,886,820	5,745,294
Assets held for sale or contribution	799,017	622,288
Net investments in real estate	36,309,847	36,297,889

Lease right-of-use assets	437,038	-
Cash and cash equivalents	1,024,994	343,856
Other assets	1,676,306	1,775,919
Total assets	$39,448,185	$38,417,664

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,459,223	$11,089,815
Lease liabilities	432,122	-
Accounts payable and accrued expenses	808,898	760,515
Other liabilities	812,365	766,446
Total liabilities	13,512,608	12,616,776

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	22,448,262	22,229,145
Limited partners – common	354,246	371,281
Limited partners – Class A common	287,097	295,045
Total partners’ capital	23,158,553	22,964,419
Noncontrolling interests	2,777,024	2,836,469
Total capital	25,935,577	25,800,888
Total liabilities and capital	$39,448,185	$38,417,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental	$710,465	$608,974	$2,107,961	$1,709,596
Strategic capital	230,467	71,142	393,416	279,800
Development management and other	1,249	2,316	3,228	7,968
Total revenues	942,181	682,432	2,504,605	1,997,364
Expenses:
Rental	180,864	147,184	550,070	423,454
Strategic capital	63,404	35,390	138,668	114,100
General and administrative	65,199	62,244	201,176	182,287
Depreciation and amortization	282,254	252,702	850,639	660,456
Other	2,294	3,391	9,643	11,145
Total expenses	594,015	500,911	1,750,196	1,391,442

Operating income before gains on real estate transactions, net	348,166	181,521	754,409	605,922
Gains on real estate transactions, net	123,314	194,058	535,717	483,430
Operating income	471,480	375,579	1,290,126	1,089,352

Other income (expense):
Earnings from unconsolidated entities, net	46,302	56,634	151,524	181,839
Interest expense	(60,244)	(64,186)	(179,873)	(166,761)
Interest and other income, net	654	1,891	12,876	9,508
Foreign currency and derivative gains, net	59,492	21,513	70,267	65,801
Losses on early extinguishment of debt, net	(13,585)	(1,955)	(16,086)	(2,657)
Total other income	32,619	13,897	38,708	87,730
Earnings before income taxes	504,099	389,476	1,328,834	1,177,082
Total income tax expense	13,086	13,956	53,230	44,612
Consolidated net earnings	491,013	375,520	1,275,604	1,132,470
Less net earnings attributable to noncontrolling interests	25,509	17,264	54,018	50,204
Net earnings attributable to controlling interests	465,504	358,256	1,221,586	1,082,266
Less preferred unit distributions	1,507	1,491	4,498	4,443
Net earnings attributable to common unitholders	$463,997	$356,765	$1,217,088	$1,077,823

Weighted average common units outstanding – Basic	641,229	583,363	641,077	554,313
Weighted average common units outstanding – Diluted	655,259	597,647	654,818	568,599

Net earnings per unit attributable to common unitholders – Basic	$0.71	$0.60	$1.87	$1.92

Net earnings per unit attributable to common unitholders – Diluted	$0.71	$0.60	$1.86	$1.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated net earnings	$491,013	$375,520	$1,275,604	$1,132,470
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	30,053	(10,316)	42,471	(153,359)
Unrealized gains (losses) on derivative contracts, net	(616)	4,454	(6,974)	298
Comprehensive income	520,450	369,658	1,311,101	979,409
Net earnings attributable to noncontrolling interests	(25,509)	(17,264)	(54,018)	(50,204)
Other comprehensive loss (income) attributable to noncontrolling interests	245	570	(88)	3,775
Comprehensive income attributable to common unitholders	$495,186	$352,964	$1,256,995	$932,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended September 30, 2019 and 2018

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at July 1, 2019	1,379	$68,948	631,054	$22,261,860	10,402	$366,960	8,849	$293,482	$2,786,183	$25,777,433
Consolidated net earnings	-	-	-	452,146	-	7,518	-	5,840	25,509	491,013
Effect of equity compensation plans	-	-	51	11,939	35	14,261	-	-	-	26,200
Capital contributions	-	-	-	-	-	-	-	-	5	5
Purchase of noncontrolling interests	-	-	-	2,557	-	-	-	-	(3,932)	(1,375)
Redemption of noncontrolling interests	-	-	-	1,790	-	-	-	-	(1,790)	-
Redemption of limited partners units	-	-	638	20,373	(468)	(22,092)	(236)	(7,888)	-	(9,607)
Foreign currency translation gains (losses), net	-	-	-	29,469	-	457	-	372	(245)	30,053
Unrealized losses on derivative contracts, net	-	-	-	(606)	-	(5)	-	(5)	-	(616)
Reallocation of capital	-	-	-	5,333	-	(6,199)	-	866	-	-
Distributions ($0.53 per common unit) and other	-	-	-	(336,599)	-	(6,654)	-	(5,570)	(28,706)	(377,529)
Balance at September 30, 2019	1,379	$68,948	631,743	$22,448,262	9,969	$354,246	8,613	$287,097	$2,777,024	$25,935,577

Balance at July 1, 2018	1,379	$68,948	533,303	$15,569,622	7,473	$218,162	8,849	$245,596	$2,624,175	$18,726,503
Consolidated net earnings	-	-	-	347,836	-	5,381	-	5,039	17,264	375,520
Effect of equity compensation plans	-	-	40	12,790	-	13,314	-	-	-	26,104
DCT Transaction, net of insurance costs	-	-	96,179	6,322,629	3,551	233,472	-	-	59,814	6,615,915
Capital contributions	-	-	-	-	-	-	-	-	79,121	79,121
Redemption of noncontrolling interests	-	-	-	(1,738)	-	-	-	-	(1,604)	(3,342)
Redemption of limited partners units	-	-	-	-	(386)	(25,304)	-	-	-	(25,304)
Foreign currency translation gains (losses), net	-	-	-	(9,403)	-	(551)	-	208	(570)	(10,316)
Unrealized gains on derivative contracts, net	-	-	-	4,324	-	62	-	68	-	4,454
Reallocation of capital	-	-	-	19,923	-	(67,232)	-	47,309	-	-
Distributions ($0.48 per common unit) and other	-	-	-	(304,332)	-	(6,153)	-	(5,723)	(34,792)	(351,000)
Balance at September 30, 2018	1,379	$68,948	629,522	$21,961,651	10,638	$371,151	8,849	$292,497	$2,743,408	$25,437,655

Nine Months Ended September 30, 2019 and 2018

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2019	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	1,185,968	-	20,095	-	15,523	54,018	1,275,604
Effect of equity compensation plans	-	-	942	22,490	1,493	51,582	-	-	-	74,072
Capital contributions	-	-	-	-	-	-	-	-	9,076	9,076
Purchase of noncontrolling interests	-	-	-	2,557	-	-	-	-	(3,932)	(1,375)
Redemption of noncontrolling interests	-	-	-	(8,045)	-	-	-	-	(13,048)	(21,093)
Redemption of limited partners units	-	-	1,185	39,686	(2,040)	(116,196)	(236)	(7,888)	-	(84,398)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	41,206	-	650	-	527	88	42,471
Unrealized losses on derivative contracts, net	-	-	-	(6,781)	-	(106)	-	(87)	-	(6,974)
Reallocation of capital	-	-	-	(48,985)	-	47,993	-	992	-	-
Distributions ($1.59 per common unit) and other	-	-	-	(1,008,979)	-	(21,053)	-	(17,015)	(93,017)	(1,140,064)
Balance at September 30, 2019	1,379	$68,948	631,743	$22,448,262	9,969	$354,246	8,613	$287,097	$2,777,024	$25,935,577

Balance at January 1, 2018	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741
Consolidated net earnings	-	-	-	1,051,301	-	14,749	-	16,216	50,204	1,132,470
Effect of equity compensation plans	-	-	1,157	21,636	2,057	38,149	-	-	-	59,785
DCT Transaction, net of issuance costs			96,179	6,322,629	3,551	233,472			59,814	6,615,915
Capital contributions	-	-	-	-	-	-	-	-	117,095	117,095
Redemption of noncontrolling interests	-	-	-	(4,530)	-	-	-	-	(4,761)	(9,291)
Redemption of limited partners units	-	-	-	-	(626)	(40,321)	(45)	(2,802)	-	(43,123)
Foreign currency translation losses, net	-	-	-	(145,196)	-	(2,454)	-	(1,934)	(3,775)	(153,359)
Unrealized gains on derivative contracts, net	-	-	-	289	-	5	-	4	-	298
Reallocation of capital	-	-	-	(27,004)	-	(22,295)	-	49,299	-	-
Distributions ($1.44 per common unit) and other	-	-	-	(819,684)	-	(15,555)	-	(17,226)	(135,411)	(987,876)
Balance at September 30, 2018	1,379	$68,948	629,522	$21,961,651	10,638	$371,151	8,849	$292,497	$2,743,408	$25,437,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Consolidated net earnings	$1,275,604	$1,132,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(77,157)	(45,372)
Equity-based compensation awards	72,467	58,029
Depreciation and amortization	850,639	660,456
Earnings from unconsolidated entities, net	(151,524)	(181,839)
Operating distributions from unconsolidated entities	269,992	250,763
Decrease (increase) in operating receivables from unconsolidated entities	(99,762)	5,933
Amortization of debt discounts and debt issuance costs, net	12,642	8,533
Gains on real estate transactions, net	(535,717)	(483,430)
Unrealized foreign currency and derivative gains, net	(51,373)	(73,120)
Losses on early extinguishment of debt, net	16,086	2,657
Deferred income tax expense (benefit)	9,769	(1,079)
Increase in accounts receivable, lease right-of-use assets and other assets	(25,849)	(77,275)
Increase in accounts payable and accrued expenses, lease liabilities and other liabilities	81,843	17,192
Net cash provided by operating activities	1,647,660	1,273,918
Investing activities:
Real estate development	(1,271,656)	(1,332,923)
DCT Transaction, net of cash acquired	-	(46,268)
Real estate acquisitions	(660,836)	(508,655)
Tenant improvements and lease commissions on previously leased space	(128,413)	(91,194)
Property improvements	(89,132)	(62,473)
Proceeds from dispositions and contributions of real estate properties	1,769,296	1,307,534
Investments in and advances to unconsolidated entities	(256,727)	(117,005)
Return of investment from unconsolidated entities	360,106	175,600
Proceeds from repayment of notes receivable backed by real estate	-	34,260
Proceeds from the settlement of net investment hedges	23,640	3,370
Payments on the settlement of net investment hedges	(28,524)	(6,351)
Net cash used in investing activities	(282,246)	(644,105)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	5,899	5,153
Distributions paid on common and preferred units	(1,047,030)	(852,357)
Noncontrolling interests contributions	9,076	105,295
Noncontrolling interests distributions	(93,017)	(135,411)
Settlement of noncontrolling interests	(22,468)	(9,291)
Redemption of common limited partnership units	(84,398)	(43,123)
Tax paid for shares of the Parent withheld	(21,933)	(26,694)
Debt and equity issuance costs paid	(15,011)	(16,367)
Net payments on credit facilities	(56,452)	(490,307)
Repurchase of and payments on debt	(3,279,771)	(3,288,016)
Proceeds from the issuance of debt	3,921,728	3,962,027
Net cash used in financing activities	(683,377)	(789,091)

Effect of foreign currency exchange rate changes on cash	(899)	(12,206)
Net increase (decrease) in cash and cash equivalents	681,138	(171,484)
Cash and cash equivalents, beginning of period	343,856	447,046
Cash and cash equivalents, end of period	$1,024,994	$275,562

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2019, the Parent owned a 97.22% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.78% common limited partnership interests, which include 8.6 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

New Accounting Pronouncements.

New Accounting Standards Adopted

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that provided the principles for the recognition, measurement, presentation and disclosure of leases. The guidance amended the existing accounting standards, including the requirement that lessees recognize right-of-use assets and lease liabilities for leases with terms greater than twelve months in the Consolidated Balance Sheets. Additional guidance and targeted improvements to the February 2016 ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019. We refer to all four ASUs collectively as the “new lease standard.”

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

•

As a lessor. The new lease standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable in Other Assets and therefore the new lease standard resulted in certain of these costs being expensed as incurred through Rental Expenses. During the three and nine months ended September 30, 2018, we capitalized $5.2 million and $15.7 million, respectively, of internal costs related to our leasing activities. We will continue to amortize initial direct costs capitalized prior to January 1, 2019.

We adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and straight-line pattern of transfer to the lessee for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under Rental Revenues in our Consolidated Statements of Income for the three and nine months ended September 30, 2019. As a result of our adoption of this practical expedient, we presented $476.8 million and $1.3 billion of rental revenue and $132.1 million and $378.3 million of rental recoveries as a single component in the Consolidated Statements of Income for the three and nine months ended September 30, 2018, respectively, for both rental revenue and rental recoveries, to conform to the 2019 new presentation.

•	As a lessee. At January 1, 2019 we recognized Lease Right-of-Use (“ROU”) Assets and Lease Liabilities, principally for our ground and office space leases, in which we are the lessee.

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

Under acquisition accounting, the total purchase price was allocated to the DCT net tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values as follows (in millions):

Net investments in real estate	$8,362
Intangible assets, net of intangible liabilities	292
Cash and other assets	24
Debt	(1,863)
Accounts payable, accrued expenses and other liabilities	(143)
Noncontrolling interests	(65)
Total purchase price, including transaction costs	$6,607

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2019	2018	2019	2018	2019	2018
Operating properties:
Buildings and improvements	354,241	354,762	1,873	1,858	$22,854,091	$22,587,267
Improved land					8,169,577	8,044,888
Development portfolio, including land costs:
Prestabilized	8,522	8,709	31	30	777,601	828,064
Properties under development	19,841	27,715	57	70	1,017,380	1,314,737
Land (1)					1,204,110	1,192,220
Other real estate investments (2)					888,891	619,811
Total investments in real estate properties					34,911,650	34,586,987
Less accumulated depreciation					5,287,640	4,656,680
Net investments in real estate properties					$29,624,010	$29,930,307

(1)	At September 30, 2019 and December 31, 2018, our land is comprised of 4,620 and 4,929 acres, respectively.

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

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the DCT Transaction as discussed in Note 2 (dollars and square feet in thousands, except for acres of land):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of operating properties	2	5	15	8
Square feet of operating properties	80	523	1,083	1,406
Acres of land	186	166	651	974
Acquisition cost of net investments in real estate properties (1)	$184,077	$183,484	$701,264	$497,783

(1)

Includes the acquisition cost of properties classified in other real estate investments of $58.3 million and $195.5 million for the three and nine months ended September 30, 2019, respectively, and $5.0 million during both the three and nine months ended September 30, 2018.

On July 15, 2019, we entered into a merger agreement, subsequently amended and restated on August 20, 2019, to acquire the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for approximately $4.0 billion in a cash transaction, including the assumption and repayment of debt. The transaction, currently expected to close in January 2020, is subject to the approval of IPT stockholders and other customary closing conditions. We plan to split the $4.0 billion portfolio equally between our two U.S. co-investment ventures and expect our investment to be approximately $1.3 billion, which we will fund with cash and debt.

Dispositions

The following table summarizes our gains on real estate transactions, net (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contributions to unconsolidated entities
Number of properties	3	13	30	24
Square feet	1,448	4,192	13,770	8,434
Net proceeds (1) (2)	$172,177	$385,001	$1,658,886	$1,050,740
Gains on contributions, net (1) (2)	$50,218	$129,222	$308,908	$330,475
Dispositions to third parties
Number of properties	31	6	33	24
Square feet	4,423	1,827	5,093	7,269
Net proceeds (1)	$391,485	$147,408	$446,025	$549,530
Gains on dispositions, net (1)	$73,096	$64,836	$91,787	$152,955

Total gains on contributions and dispositions, net	$123,314	$194,058	$400,695	$483,430
Gain on partial redemption of investment in an unconsolidated co-investment venture (3)	-	-	135,022	-
Total gains on real estate transactions, net (4)	$123,314	$194,058	$535,717	$483,430

(1)	Includes the contribution and disposition of land parcels.

(2)

In January 2019, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 6.9 million square feet and 371 acres of land. We received cash proceeds and units for our 20% equity interest.

(3)	In February 2019, we redeemed a portion of our investment in a European unconsolidated co-investment venture.

(4)

Includes gains upon the sale of land and properties, that were developed with the intent to contribute or sell upon completion, of $63.9 million and $303.3 million during the three and nine months ended September 30, 2019, respectively, and gains of $108.0 million and $329.3 million, during the three and nine months ended September 30, 2018, respectively.

Leases

As a Lessor

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred. The reimbursements are recognized in Rental Revenues in the Consolidated Statements of Income as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk. We perform credit analyses of our customers prior to the execution of our leases and continue these analyses on an ongoing basis in order to ensure the collectability of rental revenue.

The following table summarizes the minimum lease payments due from our customers on leases with lease periods greater than one year for space in our operating properties, prestabilized and under development properties, leases of land subject to ground leases and assets held for sale or contribution at September 30, 2019 (in thousands):

2019	$538,879
2020	2,074,883
2021	1,823,249
2022	1,510,617
2023	1,218,684
Thereafter	3,911,733
Total	$11,078,045

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee

We have approximately 130 ground and office space leases, which qualify as operating leases, with remaining lease terms of 1 to 89 years at September 30, 2019.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rates to calculate the lease liabilities of our operating leases in which we are the lessee and for which the lease has commenced (in thousands):

	September 30, 2019	December 31, 2018
2019	$12,565	$38,769
2020	46,715	38,267
2021	48,108	34,307
2022	41,314	32,312
2023	35,887	30,180
Thereafter	674,384	670,147
Total undiscounted rental payments	858,973	$843,982
Less imputed interest	426,851
Total lease liabilities	$432,122

The weighted average remaining lease term for our operating leases was 30 and 28 years at September 30, 2019 and December 31, 2018, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option, or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.8% at September 30, 2019. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

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

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	September 30,	December 31,
	2019	2018
Unconsolidated co-investment ventures	$5,528,873	$5,407,838
Other ventures	357,947	337,456
Total	$5,886,820	$5,745,294

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recurring fees	$67,888	$58,946	$195,542	$171,508
Transactional fees	14,094	11,798	41,272	39,250
Promote revenue (1)	148,191	-	155,474	68,218
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$230,173	$70,744	$392,288	$278,976

(1)	Includes promote revenue earned from an unconsolidated co-investment venture in Europe in September 2019 and China in March 2018, respectively.

(2)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to our unconsolidated co-investment ventures (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019 (1)	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Key property information:
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	595	566	213	209	715	669	141	125	1,664	1,569
Square feet	95	91	44	39	174	159	58	51	371	340

Financial position:
Total assets ($)	7,670	7,303	2,685	2,137	14,010	13,028	7,921	7,089	32,286	29,557
Third-party debt ($)	2,132	2,094	769	838	2,980	2,548	3,170	2,668	9,051	8,148
Total liabilities ($)	2,481	2,350	823	862	4,231	3,615	3,545	3,006	11,080	9,833

Our investment balance ($) (2)	1,424	1,457	656	554	2,777	2,784	672	613	5,529	5,408
Our weighted average ownership (3)	26.3%	27.4%	39.1%	44.4%	30.0%	33.2%	15.1%	15.1%	26.3%	28.3%

	U.S.		Other Americas		Europe		Asia		Total
Operating Information:	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019 (1)	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
For the three months ended:
Total revenues ($)	187	168	66	54	276	272	134	117	663	611
Net earnings ($)	38	28	18	18	70	97	27	21	153	164

Our earnings from unconsolidated co-investment ventures, net ($)	11	8	6	7	22	37	4	4	43	56

For the nine months ended:
Total revenues ($)	546	504	200	162	815	832	378	339	1,939	1,837
Net earnings ($)	90	65	73	51	225	300	89	69	477	485

Our earnings from unconsolidated co-investment ventures, net ($)	27	20	27	21	74	111	14	13	142	165

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2019 and December 31, 2018, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($258.0 million and $166.7 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. ($134.4 million and $122.0 million, respectively).

(3)	Represents our weighted average ownership interest based on each entity’s contribution of total assets, before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At September 30, 2019, our remaining equity commitments were $457.8 million, principally for Prologis China Logistics Venture and Prologis Targeted U.S. Logistics Fund. The equity commitments expire from 2020 to 2026.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2019 and December 31, 2018. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30,	December 31,
	2019	2018
Number of operating properties	41	57
Square feet	9,675	8,236
Total assets held for sale or contribution	$799,017	$622,288
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$31,787	$12,972

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries.

The following table summarizes our debt (dollars in thousands):

	September 30, 2019		December 31, 2018
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	-	$-	3.4%	$50,500
Senior notes	2.4%	9,429,837	2.7%	8,304,147
Term loans and unsecured other	0.9%	1,445,784	1.8%	1,921,428
Secured mortgage	3.7%	583,602	5.1%	813,740
Total	2.3%	$11,459,223	2.7%	$11,089,815

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of undesignated and designated interest rate swaps, which effectively fix the interest rate on our variable rate debt.

(2)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	September 30, 2019		December 31, 2018
	Amount Outstanding	% of Total	Amount Outstanding	% of Total
British pound sterling	$610,963	5.3%	$635,972	5.8%
Canadian dollar	274,275	2.4%	266,337	2.4%
Euro	5,941,549	51.9%	4,893,693	44.1%
Japanese yen	2,108,643	18.4%	1,951,844	17.6%
U.S. dollar	2,523,793	22.0%	3,341,969	30.1%
Total	$11,459,223		$11,089,815

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

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($463.0 million at September 30, 2019). We have the ability to increase the Revolver to ¥65.0 billion ($601.9 million at September 30, 2019), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at September 30, 2019 (in millions):

Aggregate lender commitments	$3,920
Less:
Borrowings outstanding	-
Outstanding letters of credit	30
Current availability	$3,890

Senior Notes

In March 2019, we completed a private placement for ¥10.0 billion ($90.5 million) of senior notes with a stated interest rate of 1.2%, maturing in March 2039.

In September 2019, we issued three series of senior notes for a total of €1.8 billion ($2.0 billion), bearing a weighted-average fixed interest rate of 0.7% and maturing in September 2027 through 2049. We utilized the proceeds to pay off senior notes of €600.0 million ($656.3 million) bearing an interest rate of 1.4% and maturing in October 2020 and $498.7 million on our multi-currency term loan (the “2017 Term Loan”). We anticipate using the remaining proceeds to repay additional borrowings in the next twelve months and for general corporate purposes.

Term Loans

In January 2019, we entered into two unsecured Japanese yen term loans for a total of ¥15.0 billion ($137.1 million) that bear interest of Yen LIBOR plus 0.5% to 0.6% and are scheduled to mature in January 2028 and 2030.

In March 2019, we entered into an unsecured Japanese yen term loan agreement (the “March 2019 Yen Term Loan”) under which we can draw Japanese yen in an aggregate amount not to exceed ¥85.0 billion ($787.1 million at September 30, 2019). The March 2019 Yen Term Loan currently bears interest at Yen LIBOR plus 0.4% and is scheduled to mature in March 2026. We have the ability to increase the March 2019 Yen Term Loan to ¥120.0 billion ($1.1 billion at September 30, 2019), subject to obtaining additional lender commitments. Pricing under the March 2019 Yen Term Loan, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

We repaid the outstanding balance of ¥100.0 billion ($897.4 million) on our 2016 Japanese yen term loan, which bore interest at Yen LIBOR plus 0.7% and had two separate tranches of debt scheduled to mature in August 2022 and 2023, with the proceeds from the March 2019 Yen Term Loan during the first quarter of 2019.

During the nine months ended September 30, 2019 and 2018, we paid down $1.3 billion and $1.5 billion, and reborrowed $777.2 million and $1.4 billion, respectively, on the 2017 Term Loan.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2019 and for each year through the period ended December 31, 2023, and thereafter were as follows at September 30, 2019 (in thousands):

	Unsecured
	Senior	Term Loans	Secured
Maturity	Notes	and Other	Mortgage	Total
2019 (1)	$-	$11,195	$2,214	$13,409
2020 (1)	435,560	-	34,463	470,023
2021	762,230	-	96,111	858,341
2022	762,230	-	12,149	774,379
2023	850,000	128,701	38,608	1,017,309
Thereafter	6,696,455	1,314,940	402,323	8,413,718
Subtotal	9,506,475	1,454,836	585,868	11,547,179
Premiums (discounts), net	(46,629)	-	609	(46,020)
Debt issuance costs, net	(30,009)	(9,052)	(2,875)	(41,936)
Total	$9,429,837	$1,445,784	$583,602	$11,459,223

(1)

We expect to repay the amounts maturing in the next twelve months with the remaining proceeds from the senior notes issuance in September 2019 discussed above, cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

Losses on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2019, we recognized $16.1 million in losses on early extinguishment of debt, primarily from the redemption of €600.0 million ($656.3 million) of senior notes prior to maturity. During the nine months ended September 30, 2018, we recognized $2.7 million in losses, primarily due to the extinguishment of $1.8 billion of debt assumed in the DCT Transaction. The loss associated with the DCT Transaction represented the excess of the prepayment penalties of $48.7 million over the $46.7 million premium recorded upon assumption of the debt.

Financial Debt Covenants

We have $9.4 billion of senior notes and $1.4 billion of term loans outstanding at September 30, 2019 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At September 30, 2019, we were in compliance with all of our financial debt covenants.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and liabilities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,667,395	$2,697,095	$6,034,228	$6,072,087	$116,752	$92,782
Other consolidated entities (1)	various	various	109,629	139,374	1,019,943	1,045,202	91,296	53,145
Prologis, L.P.			2,777,024	2,836,469	7,054,171	7,117,289	208,048	145,927
Limited partners in Prologis, L.P. (2) (3)			641,343	666,326	-	-	-	-
Prologis, Inc.			$3,418,367	$3,502,795	$7,054,171	$7,117,289	$208,048	$145,927

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at September 30, 2019 and December 31, 2018 were exchangeable into cash or, at our option, 0.3 million and 0.7 million shares of the Parent’s common stock, respectively.

(2)	We had 8.6 million and 8.8 million Class A Units that were convertible into 8.1 million and 8.4 million limited partnership units of the OP at September 30, 2019 and December 31, 2018, respectively.

(3)

At September 30, 2019 and December 31, 2018, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 6.3 million and 7.2 million shares of the Parent’s common stock, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan. See further discussion of LTIP Units in Note 8.

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

The Outperformance Hurdle was met for the 2016 – 2018 performance period, which resulted in awards being earned at December 31, 2018. Initial awards of $75.0 million in aggregate were awarded in January 2019 in the form of 0.4 million shares of common stock and 0.8 million POP LTIP Units and LTIP Units. Participants are not able to sell or transfer equity awards received until three years after the end of the initial period. One-third of the remaining compensation pool in excess of the $75.0 million aggregate initial award amounts can be earned at the end of each of the three years following the end of the initial three-year performance period if our performance meets or exceeds the MSCI US REIT Index. Vesting for the 2016 – 2018 performance period for our Named Executive Officers (“NEOs”) follows the construct of the 2019 – 2021 performance period as described above, such that 20% of any amounts earned were awarded subject to a three-year holding period, and 80% of any amounts earned will cliff vest at the end of the seventh year following the initial three-year performance period. At September 30, 2019, there were 0.4 million unvested POP LTIP Units associated with the 2016 – 2018 performance period.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the nine months ended September 30, 2019 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2019	1,255	$54.48
Granted	538	71.38
Vested and distributed	(660)	51.55
Forfeited	(43)	62.45
Balance at September 30, 2019	1,090	$64.29

LTIP Units

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2019 (units in thousands):

	Vested	Unvested	Unvested Weighted Average
	LTIP Units	LTIP Units	Grant Date Fair Value
Balance at January 1, 2019	3,293	2,177	$56.05
Granted	-	917	70.94
Forfeited	-	(19)	66.77
Vested LTIP Units	1,103	(1,103)	54.45
Vested POP LTIP Units (1)	391	-	N/A
Conversion to common limited partnership units	(1,072)	-	N/A
Balance at September 30, 2019	3,715	1,972	$63.76

(1)	Vested units were based on the POP performance criteria being met for the 2016 – 2018 performance period and represented the earned award amount. See above for further discussion on the POP.

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2019	2018	2019	2018
Net earnings attributable to common stockholders – Basic	$450,639	$346,345	$1,181,470	$1,046,858
Net earnings attributable to exchangeable limited partnership units (1)	13,422	10,593	35,838	31,502
Adjusted net earnings attributable to common stockholders – Diluted	$464,061	$356,938	$1,217,308	$1,078,360

Weighted average common shares outstanding – Basic	630,929	574,520	630,356	546,612
Incremental weighted average effect on exchange of limited partnership units (1)	18,760	18,153	19,403	17,097
Incremental weighted average effect of equity awards	5,570	4,974	5,059	4,890
Weighted average common shares outstanding – Diluted (2)	655,259	597,647	654,818	568,599

Net earnings per share attributable to common stockholders:
Basic	$0.71	$0.60	$1.87	$1.92
Diluted	$0.71	$0.60	$1.86	$1.90

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2019	2018	2019	2018
Net earnings attributable to common unitholders	$463,997	$356,765	$1,217,088	$1,077,823
Net earnings attributable to Class A Units	(5,840)	(5,039)	(15,523)	(16,216)
Net earnings attributable to common unitholders – Basic	458,157	351,726	1,201,565	1,061,607
Net earnings attributable to Class A Units	5,840	5,039	15,523	16,216
Net earnings attributable to exchangeable other limited partnership units	64	173	220	537
Adjusted net earnings attributable to common unitholders – Diluted	$464,061	$356,938	$1,217,308	$1,078,360

Weighted average common partnership units outstanding – Basic	641,229	583,363	641,077	554,313
Incremental weighted average effect on exchange of Class A Units	8,154	8,412	8,282	8,467
Incremental weighted average effect on exchange of other limited partnership units	306	898	400	929
Incremental weighted average effect of equity awards of Prologis, Inc.	5,570	4,974	5,059	4,890
Weighted average common units outstanding – Diluted (2)	655,259	597,647	654,818	568,599

Net earnings per unit attributable to common unitholders:
Basic	$0.71	$0.60	$1.87	$1.92
Diluted	$0.71	$0.60	$1.86	$1.90

(1)

The exchangeable limited partnership units include the units as discussed in Note 7. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Class A Units	8,154	8,412	8,282	8,467
Other limited partnership units	306	898	400	929
Equity awards	8,141	7,722	8,154	8,166
Prologis, L.P.	16,601	17,032	16,836	17,562
Common limited partnership units	10,300	8,843	10,721	7,701
Prologis, Inc.	26,901	25,875	27,557	25,263

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	September 30, 2019		December 31, 2018
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$332	$-	$80	$-
British pound sterling	7,882	2,397	2,266	324
Canadian dollar	1,293	276	3,336	53
Euro	16,918	2,155	7,895	1,922
Japanese yen	2,187	370	3,334	1,318
Mexican peso	-	-	159	-
Swedish krona	373	-	-	-

Interest rate swaps
U.S. dollar	-	162	27	-

Designated derivatives
Foreign currency contracts
Net investment hedges
Brazilian real	-	-	-	3,165
British pound sterling	11,124	-	-	949
Canadian dollar	-	41	5,634	-

Interest rate swaps
Cash flow hedges
Euro	-	134	-	428
Total fair value of derivatives	$40,109	$5,535	$22,731	$8,159

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2019							2018
	BRL	CAD	EUR	GBP	JPY	MXN	SEK	CAD	CNY	EUR	GBP	JPY	MXN
Notional amounts at January 1	$5	$55	$314	$118	$177	$-	$-	$56	$-	$233	$132	$153	$-
New contracts	493	150	470	1,045	54	9	26	28	80	95	17	54	15
Matured, expired or settled contracts	(496)	(126)	(228)	(1,031)	(60)	(9)	-	(21)	(80)	(87)	(50)	(56)	(15)
Notional amounts at September 30	$2	$79	$556	$132	$171	$-	$26	$63	$-	$241	$99	$151	$-

Weighted average forward rate at September 30	3.82	1.31	1.15	1.32	103.80	-	9.39	1.28	-	1.20	1.31	105.65	-
Active contracts at September 30	1	29	46	38	38	-	12	28	-	34	18	35	-

The following table summarizes the undesignated derivative financial instruments exercised and associated realized gains (losses) and unrealized gains in Foreign Currency and Derivative Gains, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Exercised contracts	34	17	82	48
Realized gains (losses) on the matured, expired or settled contracts	$11	$1	$18	$(7)
Unrealized gains on the change in fair value of outstanding contracts	$9	$6	$13	$23

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2019				2018
	BRL	CAD	EUR	GBP	BRL	CAD	EUR
Notional amounts at January 1	$460	$100	$-	$127	$-	$99	$-
New contracts	489	97	420	515	157	100	1,053
Matured, expired or settled contracts	(949)	(100)	(420)	(259)	-	(99)	(1,053)
Notional amounts at September 30	$-	$97	$-	$383	$157	$100	$-

Weighted average forward rate at September 30	-	1.32	-	1.28	2.60	1.28	-
Active contracts at September 30	-	2	-	6	3	2	-

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the nine months ended September 30 (in millions):

	2019	2018
	EUR	CAD	EUR	USD
Notional amounts at January 1	$500	$271	$-	$-
New contracts	-	-	500	300
Matured, expired or settled contracts	-	(271)	-	(300)
Notional amounts at September 30	$500	$-	$500	$-

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries (in millions):

	September 30, 2019	December 31, 2018
British pound sterling	$199	$269
Euro	$3,115	$2,645

The following table summarizes the recognized unrealized gains in Foreign Currency and Derivative Gains, Net on the remeasurement of the unhedged portion of our debt and accrued interest (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized gains on the unhedged portion	$40	$14	$41	$54

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivative net investment hedges	$15,642	$9,203	$4,654	$14,036
Nonderivative net investment hedges	154,948	21,370	187,572	135,232
Cumulative translation adjustment	(140,537)	(40,889)	(149,755)	(302,627)
Total foreign currency translation gains (losses), net	$30,053	$(10,316)	$42,471	$(153,359)

Cash flow hedges (1)	$1,206	$1,143	$3,464	$(7,179)
Our share of derivatives from unconsolidated co-investment ventures	(1,822)	3,311	(10,438)	7,477
Total unrealized gains (losses) on derivative contracts, net	$(616)	$4,454	$(6,974)	$298
Total change in other comprehensive income (loss)	$29,437	$(5,862)	$35,497	$(153,061)

(1)

We estimate an additional expense of $4.2 million will be reclassified to Interest Expense over the next 12 months from September 30, 2019, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Fair Value Measurements on a Recurring Basis

At September 30, 2019 and December 31, 2018, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2019 and December 31, 2018, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute met the criteria to be measured on a nonrecurring basis at fair value and the lower of their carrying amount or their estimated fair value less the costs to sell, respectively, at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, we estimate the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties and assets held for sale or contribution in Notes 2, 3 and 5, respectively.

Fair Value of Financial Instruments

At September 30, 2019 and December 31, 2018, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2019 and December 31, 2018, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$50,500	$50,513
Senior notes	9,429,837	10,128,719	8,304,147	8,606,864
Term loans and unsecured other	1,445,784	1,555,787	1,921,428	1,946,335
Secured mortgage	583,602	619,762	813,740	849,417
Total	$11,459,223	$12,304,268	$11,089,815	$11,453,129

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

The following reconciliations are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Real estate operations segment:
U.S.	$667,889	$556,314	$1,969,191	$1,546,622
Other Americas	22,723	29,091	70,435	89,470
Europe	9,517	13,806	30,337	43,916
Asia	11,585	12,079	41,226	37,556
Total real estate operations segment	711,714	611,290	2,111,189	1,717,564
Strategic capital segment:
U.S.	21,537	19,040	62,341	53,014
Other Americas	8,276	6,979	29,800	25,388
Europe	180,365	29,371	242,742	96,676
Asia	20,289	15,752	58,533	104,722
Total strategic capital segment	230,467	71,142	393,416	279,800

Total revenues	942,181	682,432	2,504,605	1,997,364

Segment net operating income:
Real estate operations segment:
U.S. (1)	497,686	422,682	1,450,393	1,159,981
Other Americas	16,698	20,362	51,616	65,773
Europe	5,597	8,683	18,029	29,835
Asia	8,575	8,988	31,438	27,376
Total real estate operations segment	528,556	460,715	1,551,476	1,282,965
Strategic capital segment:
U.S. (1)	(10,129)	4,071	992	5,728
Other Americas	4,402	3,988	19,179	15,927
Europe	162,646	20,162	205,020	67,207
Asia	10,144	7,531	29,557	76,838
Total strategic capital segment	167,063	35,752	254,748	165,700

Total segment net operating income	695,619	496,467	1,806,224	1,448,665

Reconciling items:
General and administrative expenses	(65,199)	(62,244)	(201,176)	(182,287)
Depreciation and amortization expenses	(282,254)	(252,702)	(850,639)	(660,456)
Gains on real estate transactions, net	123,314	194,058	535,717	483,430
Operating income	471,480	375,579	1,290,126	1,089,352

Earnings from unconsolidated entities, net	46,302	56,634	151,524	181,839
Interest expense	(60,244)	(64,186)	(179,873)	(166,761)
Interest and other income, net	654	1,891	12,876	9,508
Foreign currency and derivative gains, net	59,492	21,513	70,267	65,801
Losses on early extinguishment of debt, net	(13,585)	(1,955)	(16,086)	(2,657)
Earnings before income taxes	$504,099	$389,476	$1,328,834	$1,177,082

	September 30, 2019	December 31, 2018
Segment assets:
Real estate operations segment:
U.S.	$27,904,347	$27,666,200
Other Americas	1,311,669	1,712,862
Europe	1,184,906	1,040,061
Asia	920,027	1,012,253
Total real estate operations segment	31,320,949	31,431,376
Strategic capital segment: (2)
U.S.	14,847	15,802
Europe	25,280	25,280
Asia	365	455
Total strategic capital segment	40,492	41,537
Total segment assets	31,361,441	31,472,913

Reconciling items:
Investments in and advances to unconsolidated entities	5,886,820	5,745,294
Assets held for sale or contribution	799,017	622,288
Lease right-of-use assets	112,238	-
Cash and cash equivalents	1,024,994	343,856
Other assets	263,675	233,313
Total reconciling items	8,086,744	6,944,751
Total assets	$39,448,185	$38,417,664

(1)	This includes compensation, personnel costs and PPP awards for employees who were located in the U.S. but also support other regions.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at September 30, 2019 and December 31, 2018.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2019 and 2018 included the following:

•	We recognized Lease ROU Assets and Lease Liabilities, including any new leases, renewals, modifications and terminations after January 1, 2019, of $483.9 million and $475.1 million, respectively.

•

We capitalized $16.6 million and $19.9 million in 2019 and 2018 of equity-based compensation expense. Beginning January 1, 2019, upon adoption of the new lease standard, we capitalized equity-based compensation expenses related to development activities only. Internal costs related to our leasing activities are expensed as incurred.

•

We received $294.7 million and $232.2 million in 2019 and 2018, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 3. Included in 2019 is our initial 20% investment in PBLV in exchange for our contribution of the initial portfolio of properties to PBLV upon formation.

•	We issued 1.2 million shares in 2019 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We completed the DCT Transaction on August 22, 2018 for $8.5 billion through the issuance of equity and the assumption of debt. See Note 2 for more information on this transaction.

We paid $201.6 million and $188.0 million for interest, net of amounts capitalized, for the nine months ended September 30, 2019 and 2018, respectively.

We paid $53.4 million and $37.2 million for income taxes, net of refunds, for the nine months ended September 30, 2019 and 2018, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2019, the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2019 and 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Adoption of a New Accounting Pronouncement

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 on a prospective basis due to the adoption of Accounting Standards Codification Topic 842, Leases.

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
October 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Prologis, L.P.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Company) as of September 30, 2019, the related consolidated statements of income, comprehensive income, and capital for the three-month and nine-month periods ended September 30, 2019 and 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Adoption of a New Accounting Pronouncement

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 on a prospective basis due to the adoption of Accounting Standards Codification Topic 842, Leases.

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
October 21, 2019

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

At September 30, 2019, our total O&M portfolio at 100%, including properties and development projects (based on gross book value and total expected investment (“TEI”)), totaled $71.4 billion across 797 million square feet (74 million square meters) and four continents. Our share of the total O&M portfolio was $42.9 billion. We lease modern logistics facilities to a diverse base of approximately 5,100 customers.

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

(1)	Calculated using the trailing twelve months immediately prior to the period ended.

•

Rent Growth. We expect market rents to continue to grow over the next few years, driven by demand for the location and quality of our properties. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases are more than 15% below current market rent on the basis of our weighted average ownership at September 30, 2019. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent of the new lease to the prior lease for the same space) every quarter since 2013. We expect this trend to continue for several more years due to our current in-place rents being below market coupled with increasing market rents.

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

SUMMARY OF 2019

During the nine months ended September 30, 2019, operating fundamentals remained strong for our O&M portfolio. Our occupancy decreased 100 basis points, from December 31, 2018, to 96.5% due to our focus on rent rate growth as evidenced by our trailing net effective rent change of 22.5% for the third quarter of 2019.

In 2019, we completed the following significant activities as described in the Notes to the Consolidated Financial Statements:

•

In January, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 7 million square feet and 371 acres of land. We received total proceeds of $620 million, including cash and units, which represents a 20% equity interest.

•

Excluding the contribution to PBLV, we generated net proceeds of $1.5 billion and realized net gains of $394 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Europe and Japan.

•	In February, we redeemed a portion of our investment in a European unconsolidated co-investment venture for proceeds of €278 million ($313 million).

•	We completed the following financing activities that resulted in extending our debt maturities to 8.2 years and lowering our effective interest rate to 2.3%, both on a weighted-average basis.

•	In January, we upsized our global senior credit facility to $3.5 billion with maturity in January 2023.

•

In January, we also entered into two unsecured Japanese yen term loans for a total of ¥15.0 billion ($137 million) that bear interest of Yen LIBOR plus 0.5% to 0.6% and are scheduled to mature in January 2028 and 2030.

•

In March, we entered into an unsecured Japanese yen term loan agreement (the “March 2019 Yen Term Loan”) under which we can draw Japanese yen in an aggregate amount not to exceed ¥85.0 billion ($787 million at September 30, 2019). The March 2019 Yen Term Loan bears interest at Yen LIBOR plus 0.4% and is scheduled to mature in March 2026. We used the proceeds to repay the majority of the outstanding balance of ¥100.0 billion ($897 million) on our 2016 Japanese yen term loan.

•	In March, we also completed a private placement for ¥10.0 billion ($91 million) of senior notes with a stated interest rate of 1.2%, maturing in March 2039.

•

In September, we issued three series of senior notes for a total of €1.8 billion ($2.0 billion), bearing a weighted-average fixed interest rate of 0.7% and maturing in September 2027 through 2049. We utilized the proceeds to pay off senior notes of €600 million ($656 million) bearing an interest rate of 1.4% and maturing in October 2020 and $499 million on our multi-currency term loan. We anticipate using the remaining proceeds to repay additional borrowings in the next twelve months and for general corporate purposes.

•	At September 30, 2019, we had $3.9 billion of available borrowing capacity under our credit facilities and total liquidity of $4.9 billion, including unrestricted cash balances.

On July 15, 2019, we entered into a merger agreement, subsequently amended and restated on August 20, 2019, to acquire the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for approximately $4.0 billion in a cash transaction, including the assumption and repayment of debt. The transaction, currently expected to close in January 2020, is subject to the approval of IPT stockholders and other customary closing conditions. We plan to split the $4.0 billion portfolio equally between our two U.S. co-investment ventures and expect our investment to be approximately $1.3 billion, which we will fund with cash and debt.

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

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

	2019	2018
Real Estate Operations – NOI	$1,551	$1,283
Strategic Capital – NOI	255	166
General and administrative expenses	(201)	(182)
Depreciation and amortization expenses	(851)	(661)
Operating income before gains on real estate transactions, net	754	606
Gains on real estate transactions, net	536	483
Operating income	$1,290	$1,089

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

Below are the components of Real Estate Operations revenues, expenses and NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2019	2018
Rental revenues (1)	$2,108	$1,709
Development management and other revenues	3	8
Rental expenses	(550)	(423)
Other expenses	(10)	(11)
Real Estate Operations – NOI	$1,551	$1,283

(1)

As disclosed in Note 1 to the Consolidated Financial Statements, under the new lease standard, we adopted the practical expedient to present rental revenue and rental recoveries as a single component under Rental Revenues in our Consolidated Statements of Income.

The change in Real Estate Operations NOI for the nine months ended September 30, 2019 from the same period in 2018, was impacted by the following items (in millions):

(1)

Acquisition activity increased NOI in 2019, compared to 2018, primarily due to the acquisition of DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (collectively “DCT”), which was completed for $8.5 billion on August 22, 2018 (“DCT Transaction”).

(2)

During both periods, we experienced positive rent rate growth. Rent rate growth (or rent change) is a combination of the rollover of existing leases and increases in certain rental rates from contractual rent increases on existing leases. If a lease has a contractual rent increase that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenue we recognize. See below for key metrics on rent change on rollover and occupancy for the consolidated operating portfolio.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that were completed on or after January 1, 2018 through September 30, 2019.

(4)	Other items include internal costs of $19 million related to leasing activities and changes in foreign currency exchange rates.

Below are key operating metrics of our consolidated operating portfolio.

(1)	In August 2018, we completed the DCT Transaction and acquired a portfolio of logistics real estate assets aggregating 68 million square feet.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(3)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the nine months ended September 30 (dollars and square feet in millions):

	2019	2018
Starts:
Number of new development projects during the period	37	45
Square feet	11	16
TEI	$1,064	$1,506
Percentage of build-to-suits based on TEI	50.8%	37.9%

Stabilizations:
Number of development projects stabilized during the period	52	45
Square feet	19	16
TEI	$1,809	$1,295
Weighted average stabilized yield (1)	6.3%	6.6%
Estimated value at completion	$2,470	$1,755
Estimated weighted average margin	36.5%	35.6%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

At September 30, 2019, our development portfolio, including properties under development and prestabilized properties, was 50.4% leased and expected to be completed before April 2021.

Capital Expenditures

We capitalize costs incurred in renovating and improving our operating properties as part of the investment basis. With the adoption of the new lease standard on January 1, 2019, we no longer capitalize internal costs related to our leasing activities. The prior period amounts were not adjusted and continue to be amortized in accordance with previously applicable guidance, as detailed in Note 1 to the Consolidated Financial Statements. The following graph summarizes our total capital expenditures, excluding development costs, and property improvements per square foot of our consolidated operating properties during each quarter:

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

Below are the components of Strategic Capital revenues, expenses and NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2019	2018
Strategic capital revenues	$393	$280
Strategic capital expenses	(138)	(114)
Strategic Capital – NOI	$255	$166

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Strategic capital revenues ($)
Recurring fees (2)	54	47	23	18	79	72	40	35	196	172
Transactional fees (3)	8	6	2	2	14	16	18	16	42	40
Promote revenue (4)	-	-	5	5	150	9	-	54	155	68
Total strategic capital revenues ($)	62	53	30	25	243	97	58	105	393	280
Strategic capital expenses ($)	(61)	(47)	(11)	(9)	(38)	(30)	(28)	(28)	(138)	(114)
Strategic Capital – NOI ($)	1	6	19	16	205	67	30	77	255	166

(1)	The U.S. expenses include compensation, personnel costs and PPP awards for employees who were based in the U.S. but also support other regions.

(2)	Recurring fees include asset and property management fees.

(3)	Transactional fees include leasing commission, acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue either from the venture or directly from the third-party investors based on cumulative returns over a three-year period. Under either structure, when the promote is earned we recognize the third-party investors’ share of the revenue. Approximately 40% of the promote earned by us is paid to our employees as a combination of cash and stock awards pursuant to the terms of the Prologis Promote Plan and expensed through Strategic Capital Expenses, as vested.

The following real estate investments were held by our unconsolidated co-investment ventures based on historical cost (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019 (1)	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Ventures	1	1	2	2	3	3	2	2	8	8
Operating properties	595	566	213	209	715	669	141	125	1,664	1,569
Square feet	95	91	44	39	174	159	58	51	371	340
Total assets ($)	7,670	7,303	2,685	2,137	14,010	13,028	7,921	7,089	32,286	29,557

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

General and Administrative (“G&A”) Expenses

G&A expenses were $201 million and $182 million for the nine months ended September 30, 2019 and 2018, respectively. G&A expenses increased over the last year due to higher compensation expenses based largely on the increase of our share price.

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

The following table summarizes capitalized G&A for the nine months ended September 30 (dollars in millions):

	2019	2018
Building and land development activities	$51	$47
Leasing activities	-	16
Operating building improvements and other	15	12
Total capitalized G&A expenses	$66	$75
Capitalized salaries and related costs as a percent of total salaries and related costs	19.5%	22.5%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $851 million and $660 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the nine months ended September 30, 2019 from the same period in 2018 (in millions):

(1)

The acquisition of properties primarily includes the DCT Transaction through which we acquired operating properties and the related intangible assets in the third quarter of 2018. See Note 2 for more information on the DCT Transaction.

Gains on Real Estate Transactions, Net

The following table summarizes our gains on real estate transactions, net for the nine months ended September 30 (in millions):

	2019	2018
Contributions to unconsolidated entities (1)	$309	$330
Dispositions to third parties (1)	92	153
Total gains on contributions and dispositions, net	$401	$483
Gain on partial redemption of investment in an unconsolidated co-investment venture	135	-
Total gains on real estate transactions, net	$536	$483

(1)

Includes $303 million and $329 million of gains recognized upon the sale of land and properties, that were developed with the intent to contribute or sell upon completion, for the nine months ended September 30, 2019 and 2018, respectively.

We utilized the proceeds from these transactions primarily to fund our capital investments during both periods. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Our Owned and Managed (“O&M”) Operating Portfolio

We manage our business and review our operating fundamentals on an O&M basis, which includes consolidated properties and properties owned our unconsolidated co-investment ventures. We believe reviewing these fundamentals this way allows management to understand the entire impact to the financial statements, as it will affect both the Real Estate Operations segment and Strategic Capital segment, as we recognize the net earnings from our unconsolidated co-investment ventures based on our ownership. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim.

Our O&M operating portfolio does not include our development portfolio, value-added properties, non-industrial properties or properties held for sale to third parties. Value-added properties are properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value.

See below for information on our O&M operating portfolio (square feet in millions):

	September 30, 2019			December 31, 2018
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,871	357	96.5%	1,835	348	97.2%
Unconsolidated	1,646	369	96.5%	1,561	339	97.8%
Total	3,517	726	96.5%	3,396	687	97.5%

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

We define our same store population for the three months ended September 30, 2019 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures at January 1, 2018 and owned throughout the same three-month period in both 2018 and 2019. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2018) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures, as follows for the three months ended September 30 (dollars in millions):

			Percentage
	2019	2018	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$711	$609
Rental expenses	(181)	(147)
Consolidated Property NOI	530	462

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1) (2)	(148)	(87)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1) (2)	453	431
Third parties' share of Property NOI from properties included in same store portfolio (1) (2)	(367)	(356)
Prologis Share of Same Store Property NOI – Net Effective (2)	$468	$450	4.0%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(7)	(6)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(3)	(7)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2) (3)	4	7
Prologis Share of Same Store Property NOI – Cash (2) (3)	$462	$444	4.3%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at September 30, 2019 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $152 million and $182 million for the nine months ended September 30, 2019 and 2018, respectively. The earnings we recognize can be impacted by: (i)

variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2019	2018
Gross interest expense	$205	$195
Amortization of debt discount and debt issuance costs, net	13	9
Capitalized amounts	(38)	(37)
Net interest expense	$180	$167
Weighted average effective interest rate during the period	2.5%	3.0%

Interest expense increased due to the DCT Transaction and the gain recognized upon settlement of the interest rate swaps on the Canadian term loan in 2018, offset partially by refinancing of debt with lower interest rates.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains, Net

The following table details our foreign currency and derivative gains, net for the nine months ended September 30 (in millions):

	2019	2018
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivative transactions	$18	$(7)
Gains on the settlement of transactions with third parties (1)	1	-
Total realized foreign currency and derivative gains (losses), net	19	(7)

Unrealized foreign currency and derivative gains (losses), net:
Gains on the change in fair value of undesignated derivatives and unhedged nonderivative net investment hedges (2)	54	77
Losses on remeasurement of certain assets and liabilities (1)	(3)	(4)
Total unrealized foreign currency and derivative gains, net	51	73
Total foreign currency and derivative gains, net	$70	$66

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

Losses on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2019, we recognized $16 million in losses on early extinguishment of debt, primarily from the redemption of €600 million ($656 million) of senior notes prior to maturity. During the nine months ended September 30, 2018, we recognized $3 million in losses, primarily due to the extinguishment of $1.8 billion of debt assumed in the DCT Transaction. The loss associated with the DCT Transaction represented the excess of the prepayment penalties of $49 million over the $47 million premium recorded upon assumption of the debt.

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

The following table summarizes our income tax expense for the nine months ended September 30 (in millions):

	2019	2018
Current income tax expense:
Income tax expense	$30	$31
Income tax expense on dispositions	13	14
Income tax expense on dispositions related to acquired tax liabilities	-	1
Total current income tax expense	43	46

Deferred income tax expense (benefit):
Income tax expense	10	-
Income tax benefit on dispositions related to acquired tax liabilities	-	(1)
Total deferred income tax expense (benefit)	10	(1)
Total income tax expense	$53	$45

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $90 million and $81 million for the nine months ended September 30, 2019 and 2018, respectively. Included in these amounts were $36 million and $31 million for the nine months ended September 30, 2019 and 2018, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 10 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions and other comprehensive income (loss).

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, are similar to the changes for the nine-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2019, 88 properties in our development portfolio were 50.4% leased with a current investment of $1.8 billion and a TEI of $2.9 billion when completed and leased, leaving $1.1 billion of estimated additional required investment);

•	development of new properties for long-term investment or contributions to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs for properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $13 million for the remainder of 2019 and $470 million in 2020;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($1.0 billion at September 30, 2019);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contribution of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures to align with long-term ownership targets;

•	borrowing capacity under our current credit facility arrangements ($3.9 billion available at September 30, 2019); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2019			December 31, 2018
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.3%	$611	5.3%	2.3%	$636	5.8%
Canadian dollar	3.4%	274	2.4%	3.6%	266	2.4%
Euro	1.9%	5,941	51.9%	2.2%	4,894	44.1%
Japanese yen	0.7%	2,109	18.4%	0.9%	1,952	17.6%
U.S. dollar	4.4%	2,524	22.0%	4.5%	3,342	30.1%
Total debt (1)	2.3%	$11,459		2.7%	$11,090

(1)	The weighted average maturity for total debt outstanding at September 30, 2019 and December 31, 2018 was 98 months and 76 months, respectively.

Our credit ratings at September 30, 2019, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At September 30, 2019, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at September 30, 2019 (dollars in millions):

	Equity Commitments
	Prologis	Venture Partners	Total	Exchange Rate	Expiration Date
Prologis Targeted U.S. Logistics Fund	$200	$2,081	$2,281	N/A	2021 – 2022
Prologis European Logistics Fund	-	619	619	1.09 U.S. dollar/ 1 euro	2020 – 2022
Prologis UK Logistics Venture	13	72	85	1.23 U.S. dollar/ 1 British pound sterling	2021
Prologis China Logistics Venture	197	1,116	1,313	N/A	2020 – 2024
Prologis Brazil Logistics Venture	48	193	241	0.24 U.S. dollar/ 1 Brazilian real	2026
Total	$458	$4,081	$4,539

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2019	2018
Net cash provided by operating activities	$1,648	$1,274
Net cash used in investing activities	$(282)	$(644)
Net cash used in financing activities	$(683)	$(789)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$681	$(171)

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity during the nine months ended September 30, 2019 and 2018:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $77 million and $45 million for 2019 and 2018, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing management services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of net revenues from our Strategic Capital segment. Included in Strategic Capital Revenues is the third-party investors’ share, which is recognized in operating activities in the period the cash is received.

•

G&A expenses and equity-based compensation awards. We incurred $201 million and $182 million of G&A expenses in 2019 and 2018, respectively. Included in these amounts are equity-based, noncash compensation expenses of $72 million and $58 million in 2019 and 2018, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $270 million and $251 million of distributions from our unconsolidated entities in 2019 and 2018, respectively. Certain unconsolidated co-investment ventures distribute the total promote, including our share, which is recorded to Investment In and Advances to Unconsolidated Entities and is included in operating activities in the period the cash is received.

•

Cash paid for interest and income taxes. As disclosed in Note 12 to the Consolidated Financial Statements, we paid combined amounts for interest and income taxes, net of amounts received, of $255 million and $225 million in 2019 and 2018, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties, including the contribution of the initial portfolio of properties to PBLV. Cash used in investing activities is principally driven by our investments in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these real estate activities. The following significant transactions also impacted our cash provided by investing activities during the nine months ended September 30, 2019 and 2018:

•

Investments in and advances to. We invested cash in our unconsolidated entities, which generally represents our proportionate share, of $257 million and $117 million in 2019 and 2018, respectively. The ventures use the funds for the acquisition of operating properties, development activity and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated entities as a return of investment of $360 million and $176 million in 2019 and 2018, respectively. Included in these amounts were proceeds generated from property sales, debt refinancing and sales or redemption of our investment in unconsolidated entities.

•

Proceeds from repayment of notes receivable backed by real estate. We received $34 million in 2018 for the repayment of notes received in connection with the disposition of real estate to a third party in 2017.

•

Settlement of net investment hedges. We paid a net $5 million and $3 million on the settlement of net investment hedges during 2019 and 2018, respectively. See Note 10 to the Consolidated Financial Statements for further information on our derivative transactions.

•

DCT Transaction, net of cash acquired. We paid net cash of $46 million to complete the DCT transaction in the third quarter of 2018, mainly due to transaction costs. The acquisition was financed through the issuance of equity and assumption of debt.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):

	2019	2018
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$26	$18
Secured mortgage debt	414	313
Senior notes	669	973
Term loans	2,171	1,984
Total	$3,280	$3,288

Proceeds from the issuance of debt
Secured mortgage debt	$195	$79
Senior notes	2,053	2,493
Term loans	1,674	1,390
Total	$3,922	$3,962

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures, at September 30, 2019, of $5.5 billion. These ventures had total third-party debt of $9.1 billion at September 30, 2019. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.5% at September 30, 2019. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2019, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid a cash dividend of $0.53 per common share in each of the first three quarters of 2019. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in Prologis, L.P. are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in each of the first three quarters of 2019.

At September 30, 2019, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Other Commitments

On a continuing basis, we are engaged in various stages of negotiations for the acquisition or disposition of individual properties or portfolios of properties, including the acquisition of IPT.

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

	2019	2018
Reconciliation of net earnings attributable to common stockholders/unitholders to FFO measures:
Net earnings attributable to common stockholders	$1,181	$1,047

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	823	635
Gains on real estate transactions, net (excluding development properties and land)	(233)	(154)
Reconciling items related to noncontrolling interests	(25)	(33)
Our share of reconciling items included in earnings related to unconsolidated entities	182	157
NAREIT defined FFO	1,928	1,652

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(53)	(73)
Deferred income tax expense (benefit)	10	(1)
Current income tax expense on dispositions related to acquired tax liabilities	-	1
Our share of reconciling items included in earnings related to unconsolidated entities	(2)	3
FFO, as modified by Prologis	1,883	1,582

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(303)	(329)
Current income tax expense on dispositions	13	14
Losses on early extinguishment of debt, net	16	3
Reconciling items related to noncontrolling interests	-	5
Our share of reconciling items included in earnings related to unconsolidated entities	4	(13)
Core FFO	$1,613	$1,262

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at September 30, 2019. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may designate the debt as a nonderivative net investment hedge. We may also hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At September 30, 2019, after consideration of our derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

During the nine months ended September 30, 2019, $433 million or 17.3% of our total consolidated revenues was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have Brazilian real, British pound sterling, Canadian dollar, euro, Japanese yen and Swedish krona forward contracts, which were not designated as hedges, and have an aggregate notional amount of $966 million at September 30, 2019 to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% would result in a $97 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At September 30, 2019, $10.2 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. At September 30, 2019, $1.4 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at September 30, 2019 (dollars in millions):

	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt (1)	$13	$450	$794	$774	$8,154	$10,185	$10,941
Weighted average interest rate (2)	5.9%	0.2%	1.7%	3.2%	2.6%	2.5%

Variable rate debt
Term loans	$-	$-	$-	$-	$1,147	$1,147	$1,148
Secured mortgage debt	-	20	65	-	130	215	215
Total variable rate debt	$-	$20	$65	$-	$1,277	$1,362	$1,363

(1)	At September 30, 2019, we had interest rate swap agreements to fix €400 million ($500 million) of our floating rate euro senior notes, which are included in fixed rate debt.

(2)

The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at September 30, 2019 for the debt outstanding and include the impact of interest rate swaps, which effectively fix the interest rate on our variable rate debt.

At September 30, 2019, the weighted average effective interest rate on our variable rate debt was 0.8%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates based on our average outstanding variable rate debt balances, not subject to interest rate swap agreements, would result in additional annual interest expense of $1 million, which equates to a change in interest rates of 8 basis points.

ITEM 4. Controls and Procedures

Controls and Procedures (The Parent)

The Parent carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2019. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (The OP)

The OP carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2019. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At September 30, 2019, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019, we issued 1.2 million shares of common stock of the Parent in connection with the redemption of common units of the OP in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12-b-32, are incorporated herein by reference.

2.1

Amended and Restated Agreement and Plan of Merger, dated as of August 20, 2019, among Industrial Property Trust Inc., Prologis, L.P. and Rockies Acquisition LLC. (incorporated by reference to Exhibit 2.2 to Prologis’ Current Report Form 8-K/A filed on August 23, 2019).*

4.1	Form of Officers’ Certificate related to the 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.2	Form of 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.3	Form of Officers’ Certificate related to the 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.4	Form of 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.5	Form of Officers’ Certificate related to the 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.6	Form of 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
15.1†	KPMG LLP Awareness Letter of Prologis, Inc.
15.2†	KPMG LLP Awareness Letter of Prologis, L.P.
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith
*

Prologis has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

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

Date: October 21, 2019