Form 10-K
period 2019-12-31
Prologis, Inc.; Prologis, L.P.
filed 2020-02-11
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2019, the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $50,236,866,166.

The number of shares of Prologis, Inc.’s common stock outstanding at February 5, 2020, was approximately 738,743,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2020 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2019, the Parent owned 97.23% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.77% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; and (x) those additional factors discussed under Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

Prologis, Inc. is a self-administered and self-managed REIT and is the sole general partner of Prologis, L.P. through which it holds substantially all of its assets. We operate Prologis, Inc. and Prologis, L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We have a significant ownership in the co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code” or “IRC”). We believe the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. Prologis, L.P. was also formed in 1997.

We operate and manage our business on an owned and managed (“O&M”) basis and therefore evaluate the operating performance of the properties for our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures. We make operating decisions based on our total O&M portfolio, as we manage the properties regardless of ownership. We also evaluate our results based on our proportionate economic ownership of each property included in the O&M portfolio (“our share”) as it represents the financial results of our share of the O&M portfolio.

Included in our discussion below are references to funds from operations (“FFO”) and net operating income (“NOI”), neither of which are U.S. generally accepted accounting principles (“GAAP”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net Earnings Attributable to Common Stockholders in the Consolidated Statements of Income to our FFO measures and a reconciliation of NOI to Operating Income, the most directly comparable GAAP measure.

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

THE COMPANY

As the global leader in logistics real estate, Prologis has a presence in 19 countries across four continents. We own, manage and develop well-located, high-quality logistics facilities, with a focus on the consumption side of the global supply chain. Our local teams actively manage our portfolio, which encompasses leasing and property management, capital deployment and opportunistic dispositions, generally allowing us to recycle capital to self-fund our development and acquisition activities. The majority of our properties in the United States (“U.S.”) are wholly owned, while our properties outside the U.S. are primarily held in co-investment ventures which has the benefit of mitigating our exposure to foreign currency movements.

Our portfolio is focused on the world’s most vibrant centers of commerce and our scale allows us to respond to our customers’ needs for the highest-quality buildings across these locations. As e-commerce increasingly moves to the forefront of the global supply chain, it drives demand for logistics real estate close to the end consumer. Over time, we have invested in properties located within infill and urban areas in our largest global markets with immediate access to the consumer population; these are our Last Touch® facilities. This positioning gives us the unique ability to provide our customers with the right solutions in their supply chains that, in turn, allows them to meet end consumer expectations. As we look to the future of logistics real estate, we strive to innovate through the development of multistory logistics facilities, creating community workforce programs to develop skilled labor, leveraging technology to invest in data driven operational efficiencies and negotiating better pricing on common products and services that our customers need. Our customers turn to us because they know that a strategic relationship with Prologis is a competitive advantage.

At December 31, 2019, we owned or had investments in properties, on a wholly-owned basis or through ventures, in the following geographies (dollars in billions, based on gross book value and total expected investment (as defined below) and square feet in millions):

On January 8, 2020, our two U.S. co-investment ventures acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for approximately $4 billion (our investment was approximately $1.6 billion). The portfolio included 236 properties, aggregating 38 million square feet. The portfolio was generally split evenly between the two co-investment ventures.

On February 4, 2020, we acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty”) through a merger transaction which we refer to as the “Liberty Transaction” and is fully detailed in Note 20 to our Consolidated Financial Statements. The Liberty portfolio was primarily comprised of logistics real estate assets, including 550 industrial operating properties, aggregating 108 million square feet, which were highly complementary to our U.S. portfolio in terms of product quality, location and growth potential. The portfolio also included development in progress and land for future logistics facilities and office properties. The acquisition expanded our presence in target markets such as Lehigh Valley, Chicago, Houston, Central Pennsylvania, New Jersey and Southern California. The total acquisition price was approximately $13 billion through the issuance of equity based on the value of the Prologis common stock issued using the closing price on February 3, 2020 and the assumption of debt. As a result of the closely aligned portfolios and similar business strategy, we anticipate integrating the IPT and Liberty properties while adding minimal property management expenses and further scaling our operations.

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

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of one year after completion or reaching 90% occupancy. Amounts represent our total expected investment (“TEI”), which includes the estimated cost of development, including land, construction and leasing costs.

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and funds from operations (“FFO”). We collect rent from our customers through long-term operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents, which are increasing in the majority of our markets. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams, allow us to maximize NOI across our portfolio. A significant amount of our rental revenue, NOI and cash flows are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in urban centers, our development business allows us to build what our customers need. We develop properties to meet these needs, deepen our market presence and refresh our portfolio quality. We believe we have a competitive advantage due to (i) the strategic locations of our land bank; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects lease up and generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land, including options, has the potential to support the development of $9.4 billion of TEI of new logistics space. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital

Our strategic capital segment allows us to partner with some of the world’s largest institutional investors to grow our business through private capital. We also access capital in this segment through two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We align our interests with those of our partners by holding significant ownership interests in all of our unconsolidated co-investment ventures (ranging from 15% to 50%), which generally allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

This segment produces stable, long-term cash flows and generally contributes 10% to 15% of our consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset and property management services. These revenues are principally earned from open-ended or long-term ventures. We earn additional revenues by providing leasing, acquisition, construction, development, legal and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture or upon liquidation. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses and excludes property-related NOI.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages to grow revenues, NOI, earnings, FFO and cash flows.

(1)

General and Administrative (“G&A”) Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures.

•

Rent Growth. We expect market rents to continue to grow over the next few years, driven by demand for the location and quality of our properties. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases are more than 15% below current market rent on the basis of our weighted average ownership at December 31, 2019. Therefore, even if market rent growth remains flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) every quarter since 2013. We expect this trend to continue for several more years due to our current in-place rents being below market coupled with increasing market rents.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-located and entitled land. We believe that the carrying value of our land bank is below its current fair value. Due to the strategic nature of our land bank and development expertise of our teams, we expect to create value as we build out the land bank. We measure the estimated value of a development project as the margin above our anticipated cost to develop. We calculate the margin by comparing the estimated yield on the investment to capitalization rates from our underwriting models. As properties under development stabilize, we expect to realize the value creation principally through contributions to the unconsolidated co-investment ventures and increases in the NOI of our operating portfolio.

•

Economies of Scale from Growth. We use adjusted G&A expenses as a percentage of the O&M portfolio to measure and manage our overhead costs. We have the systems and infrastructure in place to grow both our consolidated portfolio and O&M portfolio with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. The acquisitions of the Liberty and IPT portfolios are key examples of this where we increased our O&M portfolio by $17.0 billion and expect minimal increases to G&A expenses.

•

Staying “Ahead of What’s Next™”. We are working on initiatives to create value beyond the real estate by reengineering our customers’ experience, utilizing our scale to streamline our procurement activities and negotiating better pricing on products and services for us and our customers, as well as delivering enhancements to our business through innovation and data analytics.

Competition

Real estate ownership is highly fragmented, and we therefore face competition from many owners and operators. Competitively priced logistics space could impact our occupancy rates and have an adverse effect on how much rent we can charge, which in turn could affect our operating results. We may face competition regarding our capital deployment activities, including local, regional and national operators or developers. We also face competition from investment managers for institutional capital within our strategic capital business.

Despite the competition we may face, our strategic focus over the years has given us distinct competitive advantages, including the following:

•

a portfolio of properties strategically located in markets characterized by large population densities and growing consumption, typically near large labor pools and extensive transportation infrastructure, including our Last Touch® facilities;

•	the development of logistics facilities with sustainable design features that will continue to meet customer needs for high-quality buildings;

•	established relationships with customers served by our experienced and responsive local and regional teams;

•

the ability to leverage our organizational scale and structure to provide a single point of contact for our focus customers to solve concerns and address their needs through our in-house global customer solutions team;

•	an investment across the portfolio in environmental stewardship, social responsibility and governance (“ESG”) practices that enhance asset value while improving sustainability performance;

•	proven property management and leasing expertise;

•	relationships and successful track record with current and prospective investors in our strategic capital business;

•	a strategically located land bank;

•	local teams with development expertise; and

•	a strong balance sheet and credit ratings, coupled with significant liquidity.

Customers

Our broad customer base represents a spectrum of international, national, regional and local logistics users. At December 31, 2019, in our Real Estate Operations segment representing our consolidated properties, we had more than 2,900 customers occupying 362 million square feet of logistics operating properties. Below are the primary types of goods in our buildings for our consolidated real estate properties at December 31, 2019:

(1)

NER is calculated using the estimated total cash to be received over the term of the lease divided by the lease term to determine the amount of cash rent payments received per year. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous year.

The following table details our top 25 customers for our consolidated real estate properties at December 31, 2019 (square feet in millions):

Top Customers	% of NER	Total Occupied Square Feet
1. Amazon	5.8	17
2. Home Depot	1.9	7
3. FedEx	1.7	4
4. UPS	1.3	4
5. Geodis	0.9	4
6. XPO Logistics	0.8	3
7. U.S. Government	0.8	1
8. NFI	0.7	2
9. Wal-Mart	0.7	2
10. DHL	0.6	2
Top 10 Customers	15.2	46
11. PepsiCo	0.6	3
12. Office Depot	0.5	2
13. DSV Air and Sea	0.5	2
14. Kimberly-Clark	0.5	3
15. Ingram Micro	0.4	2
16. Kuehne + Nagel	0.4	1
17. APL Logistics	0.4	2
18. Bed Bath & Beyond, Inc.	0.4	2
19. Georgia-Pacific	0.4	1
20. Expeditors International of Washington, Inc.	0.3	1
21. C&S Wholesale Grocers	0.3	1
22. Anixter International Inc.	0.3	1
23. Essendant	0.3	2
24. International Paper	0.3	1
25. Ford Motor	0.3	1
Top 25 Customers	21.1	71

In our Strategic Capital segment, we view our partners and investors as our customers. At December 31, 2019, in our co-investment ventures, we partnered with approximately 132 investors, several of which invest in multiple ventures.

Employees

We believe our employees are the most important part of our business. When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We focus on leadership development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the organization and then provide effective feedback on their performance towards goals to ensure their growth. We believe a commitment to our employees’ learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate. Through performance plans, talent recognition and individual development planning, along with reward packages, we advance our talent pool and create a sustainable and long-term enterprise.

The following table summarizes our total number of employees at December 31, 2019:

Geographies
U.S. (1)	932
Other Americas	139
Europe	398
Asia	243
Total	1,712

(1)	This includes employees who were based in the U.S. but also support other geographies.

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

ENVIRONMENTAL STEWARDSHIP, SOCIAL RESPONSIBILITY AND GOVERNANCE (“ESG”)

The principles of ESG are a natural fit in our business strategy. ESG creates value for our company by strengthening our relationships with our customers, investors, employees and the communities in which we do business — delivering a strategic business advantage while positively impacting the environment. We develop modern and efficient building designs with state-of-the-art technology to stay ahead of our customers’ needs while advancing structural, transportation, and energy requirements. We invest in sustainable design features and practices, such as the addition of solar panels, cool roofs, light emitting diode (“LED”) lighting, electric vehicle charging stations, waste and diversion recycling and xeriscaping, that result in cost-savings and operational efficiency for our customers and reduce energy and water consumption, as well as decrease greenhouse gas emissions across our portfolio and corporate operations.

We are committed to social responsibility and strengthening relationships important to our business through customer partnerships, investor outreach, community involvement, labor solutions and inclusion and diversity initiatives, as well as a focus on our employees and our customers’ employees through health and wellness programs and building design. Through our community workforce initiative, for example, we partner with local community organizations to provide logistics training and help our customers with their labor needs, while benefitting local economies and providing new career opportunities. Our strong governance and oversight allows us to mitigate risk and preserve value, creating a culture of uncompromising integrity through our Board independence and diversity, open communication with our stockholders and a risk management framework that supports our investment and process decisions. The strength of our balance sheet and credit ratings, ability to stay ahead of customer needs, engagement with our employees through ethics and anti-corruption training, along with stockholder outreach ensures the financial, operational and reputational resilience of our organization for the long-term. Our approach is reinforced by our Code of Ethics and Business Conduct, as described above.

ENVIRONMENTAL MATTERS

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability, in excess of what was provided for in the underwriting of the acquisition, that we believe would have a material adverse effect on our business, financial condition or results of operations. See further discussion in Item 1A. Risk Factors and Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

GOVERNMENTAL MATTERS

We are exposed to various regulatory requirements, taxes, tariffs, trade wars and laws within the countries in which we operate and unexpected changes in these items may result in unanticipated losses, adverse tax consequences and affect our operating results and financial condition. In addition, we may be impacted by the ability of our non-U.S. subsidiaries to dividend or otherwise transfer cash among our subsidiaries due to currency exchange control regulations and transfer pricing regulations. The impact of regional or country-specific economic instability, including government shutdowns or other internal trade alliances or agreements could also have a material adverse effect on our business, financial condition or results of operations. See further discussion in Item 1A. Risk Factors.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2019, we generated approximately $599 million or 18.0% of our revenues from operations outside the U.S. Circumstances and developments related to international operations that could negatively affect us include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain geographies, including differing employment practices and labor issues;

•	local businesses and cultural factors that differ from our usual standards and practices;

•	volatility in currencies and currency restrictions, which may prevent the transfer of capital and profits to the U.S.;

•

challenges in establishing effective controls and procedures to regulate operations in different geographies and to monitor compliance with applicable regulations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and other similar laws;

•	unexpected changes in regulatory requirements, taxes, tariffs, trade wars and laws within the countries in which we operate;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•

the impact of regional or country-specific business cycles and economic instability, including government shutdowns, uncertainty in the U.K., or further withdrawals from the European Union or other international trade alliances or agreements;

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

To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect (i) the value of our properties; (ii) the availability or the terms of financing that we have or may anticipate utilizing; (iii) our ability to make principal and interest payments on, or refinance any outstanding debt when due; and (iv) the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. Disruptions in the capital and credit markets may also adversely affect the market price of our securities and our ability to make distributions and payments to our security holders.

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

We depend on the deep industry knowledge and the efforts of our executive officers and other key employees. From time to time, our personnel and their roles may change. While we believe that we are able to retain our key talent and find suitable employees to meet our needs, the loss of key personnel, any change in their roles or the limitation of their availability could adversely affect our business. If we are unable to continue to attract and retain our executive officers, or if compensation costs required to attract and retain key employees become more expensive, our performance and competitive position could be materially adversely affected.

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

We hold significant real estate investments in international markets where the U.S. dollar is not the functional currency. At December 31, 2019, approximately $7.4 billion or 18.5% of our total consolidated assets were invested in a currency other than the U.S. dollar, principally the British pound sterling, euro and Japanese yen. For the year ended December 31, 2019, $413 million or 17.2% of our total consolidated segment NOI was denominated in a currency other than the U.S. dollar. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations.

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

Real estate investments are not as liquid as certain other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. Significant expenditures associated with real estate investments, such as secured mortgage debt payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. As a REIT, under the IRC, we are only able to hold property for sale in the ordinary course of business through taxable REIT subsidiaries in order to not incur punitive taxation on any tax gain from the sale of such property. We may dispose of certain properties that have been held for investment to generate liquidity. If we do not satisfy certain safe harbors or we believe there is too much risk of incurring the punitive tax on any tax gain from the sale, we may not pursue such sales.

We may decide to sell or contribute properties to certain of our unconsolidated co-investment ventures or sell properties to third parties to generate proceeds to fund our capital deployment activities. Our ability to sell or contribute properties on advantageous terms is affected by: (i) competition from other owners of properties that are trying to dispose of their properties; (ii) market conditions, including the capitalization rates applicable to our properties; and (iii) other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or at all. The unconsolidated co-investment ventures or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions and contributions could be delayed.

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

At December 31, 2019, 35.0% of our consolidated operating properties or $11.2 billion (based on consolidated gross book value, or investment before depreciation) were located in California (Central Valley, San Francisco Bay Area and Southern California markets), which represented 28.6% of the aggregate square footage of our operating properties and 28.4% of our NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the investment we have located in California, a downturn in California’s economy or real estate conditions, including state income tax and property tax laws, could adversely affect our business.

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

Our O&M portfolio, which includes our wholly-owned properties and properties included in our co-investment ventures, has concentrations of properties in the same markets mentioned above, as well as in markets in France, Germany, Japan, Mexico and the U.K., and are subject to the economic conditions in those markets.

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

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. At December 31, 2019, our top 10 customers accounted for 15.2% of our NER. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

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

We may acquire properties that involve risks that could adversely affect our business and financial condition.

We have acquired properties and will continue to acquire properties, through the direct acquisition of real estate and the acquisition of entities that own the real estate and through additional investments in co-investment ventures that acquire properties. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. When we acquire properties, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. Additionally, there is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities. The acquired properties or entities may be subject to liabilities, including tax liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on ownership of any of these entities or properties, then we may have to pay substantial sums to settle it.

We may be unable to integrate the Liberty and IPT operations successfully and realize the anticipated synergies and other benefits or do so within the anticipated timeframe.

We will be required to devote significant management attention and resources to integrating the operations of Liberty and IPT. Potential difficulties we may encounter in the integration process include the following:

•

the inability to successfully integrate the operations of Liberty and IPT in a manner that permits us to achieve the cost savings anticipated to result from these transactions, which would result in the anticipated benefits not being realized in the timeframe currently anticipated or at all;

•	the inability to dispose of non-industrial assets or operations that are outside of our area of expertise;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with these transactions; and

•	performance shortfalls as a result of the diversion of management's attention caused by completing these transactions and integrating the companies' operations.

For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of Prologis to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of these transactions, or could otherwise adversely affect our business and financial results.

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

At December 31, 2019, we had investments in co-investment ventures, both public and private, that owned operating properties with a gross book value of approximately $41 billion. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.

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

We are also exposed to potential physical risks from possible future changes in climate. Our logistics facilities may be exposed to rare catastrophic weather events, such as severe storms, fires or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. We do not currently consider ourselves to be exposed to regulatory risks related to climate change, as the operation of our buildings typically does not generate a significant amount of greenhouse gas emissions. However, we may be adversely impacted as a real estate developer in the future by potential impacts to the supply chain or stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

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

The terms of our various credit agreements, including our credit facilities, the indentures under which our senior notes and term loans are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage ratio, leverage ratios, fixed charge coverage ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility to run our business, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business and financial condition generally and, in particular, the amount of our distributable cash flow could be adversely affected.

Adverse changes in our credit ratings could negatively affect our financing activity.

At December 31, 2019, our credit ratings were A3 from Moody’s and A- from S&P, both with stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

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

The Financial Conduct Authority (“FCA”), the authority that regulates the London Inter-bank Offered Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 which will require transition to an alternative reference rate that could have a negative impact on our required debt payments and the value of our related debt and derivative financial instruments.

In July 2017, the FCA announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. Additionally, other global regulators have undertaken reference rate reform initiatives to identify a preferred alternative rate for other interbank offered rates (“IBORs”).

We have variable-rate debt of $2.0 billion at December 31, 2019 that are indexed to LIBOR, CDOR and Yen LIBOR (herein referred to as “IBOR-indexed”). Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our IBOR-indexed debt to the extent IBOR-indexed rates are not available. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the IBOR-indexed rates are not available. If a contract is not transitioned to a preferred alternative rate and IBOR-indexed rates are discontinued, the impact on our debt and derivative financial instruments is likely to vary by contract. If IBOR-indexed rates are discontinued or if the methods of calculating the rates change, interest rates on our current or future indebtedness may be adversely affected. While we currently expect IBOR-indexed rates to be available until the end of 2021, it is possible that they will become unavailable prior to that time.

We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements and through potentially modifying our debt and derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt and derivative financial instruments, however, we are not able to predict when IBOR-indexed rates will cease to be available.

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

Prologis, Inc. elected to be taxed as a REIT under Sections 856 through 860 of the IRC commencing with the taxable year ended December 31, 1997. We believe Prologis, Inc. has been organized and operated to qualify as a REIT under the IRC and believe that the current organization and method of operation comply with the rules and regulations promulgated under the IRC to enable Prologis, Inc. to continue to qualify as a REIT. However, it is possible that we are organized or have operated in a manner that would not allow Prologis, Inc. to qualify as a REIT, or that our future operations could cause Prologis, Inc. to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some annually and others on a quarterly basis) established under highly technical and complex sections of the IRC for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT, Prologis, Inc. must derive at least 95% of its gross income in any year from qualifying sources. In addition, Prologis, Inc. must pay dividends to its stockholders aggregating annually at least 90% of its taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. Historically, we have satisfied these distribution requirements by making cash distributions to our stockholders, but we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. The provisions of the IRC and applicable Treasury regulations regarding qualification as a REIT are more complicated for Prologis, Inc. because we hold substantially all of our assets through the OP.

If Prologis, Inc. fails to qualify as a REIT in any taxable year, we will be required to pay federal income tax (including, for taxable years prior to 2018, any applicable alternative minimum tax) on taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, Prologis, Inc. would be disqualified from treatment as a REIT for the four taxable years following the year in which it lost the qualification and would be subject to corporate tax on built-in gains that exist at the time of REIT re-election if recognized within the five-year period after re-election, and potentially 10 years for certain states. If Prologis, Inc. lost its REIT status, our net earnings would be significantly reduced for each of the years involved. In addition, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment, operations and distributions would be reduced.

Furthermore, we own a direct or indirect interest in certain subsidiary REITs that elected to be taxed as REITs under Sections 856 through 860 of the IRC. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT 95% and 75% gross income tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to U.S. federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT would have an adverse effect on the ability of Prologis, Inc. to comply with the REIT income and asset tests, and thus its ability to qualify as a REIT.

In addition, we may acquire properties through the acquisition of REIT entities that own the real estate. If a gain in such assets is not otherwise recognized by the seller or target in such acquisitions, and such entities were to fail to satisfy the REIT requirements for any year, they would be disqualified from treatment as a REIT for the four taxable years following the year in which the REIT qualification was lost and the acquired assets would be subject to corporate tax on built-in gains that exist at the time of REIT re-election or, if earlier, at the time of Prologis’ acquisition of the assets. A sale of such assets within the 5-year recognition period, and potentially 10 years for certain states, could result in corporate tax liabilities that could be significant.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the IRC, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service (“IRS”) may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer, disposition or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

Legislative or regulatory action could adversely affect us.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S., state, local and foreign income tax laws applicable to investments in real estate, REITs, similar entities and investments. Additional changes are likely to continue to occur in the future, both in and outside of the U.S. and may impact our taxation or that of our stockholders. Any increases in tax liability could be substantial and would reduce the amount of cash available for other purposes.

Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

Our use of taxable REIT subsidiaries (“TRSs”) enables us to engage in non-REIT qualifying business activities. Under the IRC, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

GEOGRAPHIC DISTRIBUTION

We predominately invest in logistics facilities. Our properties are typically used for distribution, storage, packaging, assembly and light manufacturing of consumer products. The vast majority of our operating properties are used by our customers for retail and online fulfillment and business-to-business transactions.

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

Included in the operating property information below for our consolidated operating properties are 382 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or market amounted to 10% or more of our consolidated total assets at December 31, 2019, or generated revenue equal to 10% or more of our consolidated total revenues for the year ended December 31, 2019, with the exception of the Southern California market. Dollars and square feet in the following tables are in millions:

	Consolidated Operating Properties			O&M
Geographies	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	22	$1,319	$14	25	$1,488
Baltimore/Washington D.C.	6	674	13	10	1,044
Central and Eastern Pennsylvania	18	1,282	-	20	1,501
Central Valley	15	1,046	10	16	1,159
Chicago	37	2,848	9	47	3,648
Dallas/Fort Worth	25	1,574	8	32	2,091
Houston	12	1,025	10	19	1,528
New Jersey/New York City	27	2,827	45	35	3,853
San Francisco Bay Area	19	2,600	25	23	3,070
Seattle	13	1,793	*	20	2,457
South Florida	11	1,315	29	16	1,856
Southern California	68	7,318	18	86	9,338
Remaining Markets – U.S. (16 markets) (2)	64	3,970	42	85	5,360
Subtotal U.S.	337	29,591	223	434	38,393
Other Americas:
Brazil	-	-	-	10	627
Canada	10	866	150	10	866
Mexico	4	258	-	39	2,356
Subtotal Other Americas	14	1,124	150	59	3,849
Europe:
France	1	67	-	31	2,486
Germany	1	78	-	24	2,021
Netherlands	-	-	-	22	1,990
U.K.	*	69	-	25	3,733
Remaining Countries – Europe (8 countries) (3)	3	141	-	78	5,566
Subtotal Europe	5	355	-	180	15,796
Asia:
China	*	10	-	27	1,993
Japan	2	275	157	34	6,255
Singapore	1	141	-	1	141
Subtotal Asia	3	426	157	62	8,389
Total operating portfolio (4)	359	31,496	530	735	66,427
Value-added properties (5)	3	397	-	5	565
Total operating properties	362	$31,893	$530	740	$66,992

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Geographies	Acres	Estimated Build Out Potential (square feet) (6)	Current Investment	Rentable Square Footage Upon Completion	TEI (7)
U.S.:
Atlanta	203	2	$23	*	$15
Baltimore/Washington D.C.	-	-	-	*	10
Central and Eastern Pennsylvania	29	*	8	-	-
Central Valley	948	19	145	2	148
Chicago	100	2	13	1	72
Dallas/Fort Worth	8	1	2	1	91
Houston	177	3	33	*	13
New Jersey/New York City	20	*	11	1	105
San Francisco Bay Area	13	*	*	1	200
Seattle	9	*	14	1	71
South Florida	70	1	61	*	48
Southern California	79	1	74	2	232
Remaining Markets – U.S. (16 markets)	385	7	100	8	744
Subtotal U.S.	2,041	36	484	17	1,749
Other Americas:
Brazil	196	4	20	-	-
Canada	167	3	88	1	49
Mexico	449	8	83	1	87
Subtotal Other Americas	812	15	191	2	136
Europe:
France	230	4	28	1	86
Germany	36	1	20	1	114
Netherlands	10	*	9	2	157
U.K.	138	2	86	2	354
Remaining Countries – Europe (8 countries)	1,066	22	181	5	355
Subtotal Europe	1,480	29	324	11	1,066
Asia:
Japan	78	4	103	6	1,019
Subtotal Asia	78	4	103	6	1,019
Total land and development portfolio	4,411	84	$1,102	36	$3,970

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

(1)

Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $38 million of encumbrances related to one prestabilized property and one property under development not included in consolidated operating properties.

(2)	No remaining market within the U.S. represented more than 2% of the total gross book value of the consolidated operating properties.

(3)	No remaining country within Europe represented more than 2% of the total gross book value of the O&M operating properties.

(4)

Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented within Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our O&M operating portfolio. At December 31, 2019, we had investments in real estate properties that were expected to be contributed to our unconsolidated co-investment ventures totaling $605 million and aggregating 8 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(5)

Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to a higher and better use.

(6)	Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(7)

TEI is based on current projections and is subject to change. As noted in the table below, our current investment was $1.9 billion, leaving approximately $2.1 billion of additional required investment. At December 31, 2019, based on TEI, approximately 23% of the properties in the development portfolio were already completed but not yet stabilized and approximately 64% of the properties under development in the development portfolio were expected to be completed by December 31, 2020. The remainder of our properties under development were expected to be completed before December 2021.

The following table summarizes our investment in consolidated real estate properties at December 31, 2019 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$31,288
Development portfolio, including cost of land	1,868
Land	1,102
Other real estate investments (1)	966
Total consolidated real estate properties	$35,224

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

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the average term for leases commenced in 2019 was 66 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2019 (dollars and square feet in millions):

			NER
	Number of Leases	Occupied Square Feet	Dollars	% of Total	Dollars Per Square Foot (1)
2020	635	36	$210	10.0%	$5.83
2021	800	54	299	14.2%	5.54
2022	749	56	321	15.3%	5.73
2023	618	46	276	13.1%	6.00
2024	609	47	298	14.2%	6.34
2025	219	24	154	7.3%	6.42
2026	120	19	118	5.6%	6.21
2027	95	13	80	3.8%	6.15
2028	70	12	82	3.9%	6.83
2029	89	17	119	5.7%	7.00
Thereafter	62	19	144	6.9%	7.58
	4,066	343	$2,101	100.0%	$6.13
Month to month	69	3
Total consolidated	4,135	346

(1)	Dollars per square foot was calculated by dividing NER by the occupied square feet of the lease.

CO-INVESTMENT VENTURES

Included in our O&M portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2019 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Venture
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	65	$6,142	$12	$76
Total	65	$6,142	$12	$76

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	99	$8,920	$-	$-
Other Americas:
FIBRA Prologis	35	2,102	6	6
Prologis Brazil Logistics Venture ("PBLV") and other joint ventures	10	627	116	64
Subtotal Other Americas	45	2,729	122	70
Europe:
Prologis European Logistics Fund (“PELF”)	120	10,838	6	44
Prologis European Logistics Partners Sàrl (“PELP”)	52	3,972	23	33
Prologis UK Logistics Venture (“UKLV”)	4	677	102	122
Subtotal Europe	176	15,487	131	199
Asia:
Nippon Prologis REIT (“NPR”)	32	5,980	-	-
Prologis China Core Logistics Fund (“PCCLF”) (1)	21	1,741	-	8
Prologis China Logistics Venture (1)	5	242	30	1,223
Subtotal Asia	58	7,963	30	1,231
Total	378	$35,099	$283	$1,500

(1)

In December 2019, we formed PCCLF, an unconsolidated co-investment venture investing in properties in China, with eight partners. At that time, we and our existing partner in Prologis China Logistics Venture I, LP received equity interests in PCCLF for the contribution of the existing portfolio of assets consisting of 79 properties totaling 22 million square feet. The seven new partners contributed cash, which was used to redeem a portion of our existing partner’s investment in PCCLF. We maintained our ownership percentage in these assets subsequent to the contribution and therefore did not recognize a gain.

For more information regarding our unconsolidated and consolidated co-investment ventures, see Notes 5 and 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 3. Legal Proceedings

From time to time, we and our co-investment ventures are parties to a variety of legal proceedings arising in the ordinary course of business.

In connection with the Liberty Transaction, six lawsuits have been filed seeking damages and/or rescission, among other things. An adverse decision being entered for any lawsuit may adversely affect our financial results. See Note 20 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on the Liberty Transaction.

We do not believe that the ultimate disposition of any additional matters to which we are currently a party will result in a material adverse effect on our business, financial position or results of operations.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the NYSE under the symbol “PLD.”

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2014, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2014, to December 31, 2019. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2014, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2019 and 2018, we had 1.4 million shares of the Series Q preferred stock with a liquidation preference of $50 per share that will be redeemable at our option on or after November 13, 2026. Dividends payable per share was $4.27 for the years ended December 31, 2019 and 2018.

For more information regarding dividends, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2019, we issued 1.2 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. The shares of common stock were issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 9 and 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2020 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. Selected Financial Data

The following table summarizes selected financial data related to our historical financial condition and results of operations for both Prologis, Inc. and Prologis, L.P. (in millions, except for per share and unit amounts):

	2019	2018	2017	2016	2015
Operating Data:
Total revenues	$3,331	$2,804	$2,618	$2,533	$2,197
Gains on dispositions of development properties and land, net	$468	$470	$328	$334	$258
Gains on other dispositions of investments in real estate, net	$390	$371	$855	$423	$501
Consolidated net earnings	$1,702	$1,823	$1,761	$1,293	$926
Net earnings per share/unit attributable to common stockholders/ unitholders – Basic	$2.48	$2.90	$3.10	$2.29	$1.66
Net earnings per share/unit attributable to common stockholders/ unitholders – Diluted	$2.46	$2.87	$3.06	$2.27	$1.64
Dividends per common share and distributions per common unit	$2.12	$1.92	$1.76	$1.68	$1.52
Consolidated Balance Sheet Data:
Total assets	$40,032	$38,418	$29,481	$30,250	$31,395
Total debt	$11,906	$11,090	$9,413	$10,608	$11,627
FFO attributable to common stockholders/unitholders (1):
Reconciliation of net earnings to FFO:
Net earnings attributable to common stockholders	$1,567	$1,643	$1,642	$1,203	$863
Total NAREIT defined adjustments	950	707	101	534	461
Total our modified adjustments	74	(118)	52	(35)	(15)
FFO, as modified by Prologis attributable to common stockholders/ unitholders (1)	$2,591	$2,232	$1,795	$1,702	$1,309
Total core defined adjustments	(427)	(444)	(244)	(302)	(128)
Core FFO attributable to common stockholders/unitholders (1)	$2,164	$1,788	$1,551	$1,400	$1,181

(1)

FFO; FFO, as modified by Prologis; and Core FFO attributable to common stockholders/unitholders are non-GAAP measures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our definition of FFO measures and a complete reconciliation to net earnings.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report and the matters described under Item 1A. Risk Factors.

A discussion regarding our financial condition and results of operations for 2019 compared to 2018 is presented below. Information on 2017 is included in graphs only to show year over year trends in our results of operations. Our financial condition for 2017 and results of operations for 2017 and 2018 compared to 2017 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 13, 2019, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.prologis.com.

MANAGEMENT’S OVERVIEW

Summary of 2019

During the year ended December 31, 2019, operating fundamentals remained strong for our O&M portfolio. Our occupancy decreased to 96.5% at December 31, 2019 as compared to 97.5% at December 31, 2018 due to our focus on rental rate growth as evidenced by our weighted average net effective rent change of 23.7% in our O&M portfolio during 2019.

In 2019, we completed the following significant activities as described in the Notes to the Consolidated Financial Statements:

•

In January, we formed PBLV, a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 7 million square feet and 371 acres of land. We received total proceeds of $620 million, including cash and units, which represents a 20% equity interest.

•

Excluding the contribution to PBLV, we generated net proceeds of $2.4 billion and realized net gains of $719 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Europe, Japan and the U.S.

•	In February, we redeemed a portion of our investment in a European unconsolidated co-investment venture for proceeds of €278 million ($313 million).

•

In December, we formed PCCLF, an unconsolidated co-investment venture investing in properties in China, with eight partners. At that time, we and our existing partner in Prologis China Logistics Venture I, LP received equity interests in PCCLF for the contribution of the existing portfolio of assets consisting of 79 properties totaling 22 million square feet. The seven new partners contributed cash, which was used to redeem a portion of our existing partner’s investment in PCCLF. We maintained our ownership percentage in these assets subsequent to the contribution and therefore did not recognize a gain.

•

We earned promotes aggregating $181 million ($121 million net of related expenses), of which $166 million was recorded in Strategic Capital Revenues, primarily from PELF, and $15 million was recorded in Net Earnings Attributable to Noncontrolling Interests.

•

We completed the following financing activities that resulted in extending our debt maturities to 7.8 years and lowering our effective interest rate to 2.2%, both on a weighted average basis at December 31, 2019.

•	In January, we upsized our global senior credit facility to $3.5 billion, maturing in January 2023.

•

In January, we also entered into two unsecured Japanese yen term loans for a total of ¥15.0 billion ($137 million) that bear interest of Yen LIBOR plus 0.5% to 0.6% and mature in January 2028 and 2030.

•

In March, we entered into an unsecured Japanese yen term loan agreement (the “March 2019 Yen Term Loan”) under which we can draw Japanese yen in an aggregate amount not to exceed ¥85.0 billion ($783 million at December 31, 2019). The March 2019 Yen Term Loan bears interest at Yen LIBOR plus 0.4% and matures in March 2026. We used the proceeds to repay the majority of the outstanding balance of ¥100.0 billion ($897 million) on our 2016 Japanese yen term loan.

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

•	At December 31, 2019, we had $3.7 billion of available borrowing capacity under our credit facilities and total liquidity of $4.8 billion, including unrestricted cash balances.

Subsequent to year end, we closed the following transactions in 2020:

•	On January 3rd, we redeemed €400 million ($446 million) of senior notes bearing a floating rate of Euribor plus 0.3%.

•

On January 8th, our two U.S. co-investment ventures acquired the wholly-owned real estate assets of IPT for approximately $4 billion (our investment was approximately $1.6 billion). See Notes 5 and 11 to our Consolidated Financial Statements for more information on this transaction.

•

On February 4th, we completed the Liberty Transaction for approximately $13 billion through the issuance of equity and the assumption of debt. See Note 20 to our Consolidated Financial Statements for more information on this transaction.

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

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements (in millions). Each segment’s NOI is reconciled to a line item in the Consolidated Financial Statements in their respective segment discussions below.

	2019	2018
Real Estate Operations – NOI	$2,091	$1,784
Strategic Capital – NOI	307	249
General and administrative expenses	(266)	(239)
Depreciation and amortization expenses	(1,140)	(947)
Operating income before gains on real estate transactions, net	992	847
Gains on dispositions of development properties and land, net	468	470
Gains on other dispositions of investments in real estate, net	390	371
Operating income	$1,850	$1,688

See Note 17 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenue and rental expenses recognized from our consolidated properties. We allocate the costs of our property management and leasing functions to the Real Estate Operations segment through Rental Expenses and the Strategic Capital segment through Strategic Capital Expenses based on the square footage of the relative portfolios. The operating fundamentals in the markets in which we operate continue to be strong, which has increased rents and kept occupancies high. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Operations revenues, expenses and NOI (in millions), derived directly from the Consolidated Financial Statements.

	2019	2018
Rental revenues (1)	$2,832	$2,389
Development management and other revenues	6	9
Rental expenses	(734)	(601)
Other expenses	(13)	(13)
Real Estate Operations – NOI	$2,091	$1,784

(1)

As disclosed in Note 2 to the Consolidated Financial Statements, under the new lease standard, we adopted the practical expedient to present rental revenue and rental recoveries as a single component under Rental Revenues in our Consolidated Statements of Income.

The change in Real Estate Operations NOI in 2019 compared to 2018 was impacted by the following items (dollars in millions):

(1)

Acquisition activity increased NOI in 2019, compared to 2018, primarily due to the acquisition of DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (collectively “DCT”), which was completed for $8.5 billion on August 22, 2018 (“DCT Transaction”).

(2)

During both years, we experienced positive rental rate growth. Rental rate growth (or rent change) is a combination of the rollover of existing leases to higher rental rates and contractual rent increases on existing leases. If a lease has a contractual rent increase driven by a metric that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenue we recognize. We experienced an increase in NER change from 29.4% in 2018 to 32.8% in 2019, that was marginally reduced by a decrease in average occupancy of 0.6% during the same period. See below for key metrics on rent change on rollover and occupancy for the consolidated operating portfolio.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2018 through December 31, 2019 year over year.

(4)

Other activity decreased NOI in 2019, compared to 2018, primarily due to internal costs of $25 million related to leasing activities, partially reduced by lower non-recoverable expenses, both in 2019, and changes in foreign currency exchange rates. Beginning in 2019 with the adoption of the new lease accounting standard, we no longer capitalize internal costs related to our leasing activities.

Below are key operating metrics of our consolidated operating portfolio.

(1)	In August 2018, we completed the DCT Transaction and acquired a portfolio of logistics real estate assets aggregating 68 million square feet.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

Development Activity

The following table summarizes consolidated development activity (dollars and square feet in millions):

	2019	2018
Starts:
Number of new development projects during the period	74	67
Square feet	25	26
TEI	$2,741	$2,408
Percentage of build-to-suits based on TEI	44.0%	40.8%

Stabilizations:
Number of development projects stabilized during the period	72	60
Square feet	26	21
TEI	$2,422	$1,824
Weighted average stabilized yield (1)	6.3%	6.5%
Estimated value at completion	$3,313	$2,459
Estimated weighted average margin	36.8%	34.8%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

At December 31, 2019, our consolidated development portfolio, including properties under development and prestabilized properties with a TEI of $4.0 billion, was 50.0% leased and expected to be completed before December 2021. For additional information on our development portfolio at December 31, 2019, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in renovating and improving our operating properties as part of the investment basis or within other assets. The following graph summarizes our total capital expenditures, excluding development costs, and property improvements per average square foot of our consolidated operating properties during each year:

(1)	In 2019, total capital expenditures increased primarily due to a larger portfolio and leasing our operating properties at higher rental rates and longer lease terms.

Strategic Capital

This operating segment includes revenues from asset and property management, other fees for services performed and promote revenue earned from the unconsolidated entities. Revenues associated with the Strategic Capital segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties and other transactional activity including foreign currency exchange rates and timing of promotes. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the square footage of the relative portfolios.

Below are the components of Strategic Capital revenues, expenses and NOI, derived directly from the Consolidated Financial Statements (in millions):

	2019	2018
Strategic capital revenues	$492	$406
Strategic capital expenses	(185)	(157)
Strategic Capital – NOI	$307	$249

Below is additional detail of our Strategic Capital revenues, expenses and NOI (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Strategic capital revenues ($)
Recurring fees (2)	75	65	31	23	106	95	56	48	268	231
Transactional fees (3)	11	9	5	3	17	23	25	22	58	57
Promote revenue (4)	-	1	5	6	161	57	-	54	166	118
Total strategic capital revenues ($)	86	75	41	32	284	175	81	124	492	406
Strategic capital expenses ($)	(97)	(70)	(14)	(12)	(38)	(39)	(36)	(36)	(185)	(157)
Strategic Capital - NOI ($)	(11)	5	27	20	246	136	45	88	307	249

(1)	The U.S. expenses include compensation, personnel costs and PPP awards for employees who were based in the U.S. but also support other geographies.

(2)	Recurring fees include asset and property management fees.

(3)	Transactional fees include leasing commission, acquisition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures and occasionally from the venture. The promote is generally based on cumulative returns over a three-year period. Under either structure, when the promote is earned we recognize the third-party investors’ share of the promote. Approximately 40% of the promote earned by us is paid to our employees as a combination of cash and stock awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

The following real estate investments were held through our unconsolidated co-investment ventures based on historical cost at December 31 (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
	2019	2018	2019 (1)	2018	2019	2018	2019 (2)	2018	2019	2018
Ventures	1	1	2	2	3	3	3	2	9	8
Operating properties	605	566	214	209	731	669	144	125	1,694	1,569
Square feet	99	91	44	39	176	159	59	51	378	340
Total assets ($)	8,408	7,303	2,707	2,137	14,677	13,028	8,758	7,089	34,550	29,557

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

In December, we formed PCCLF, an unconsolidated co-investment venture investing in properties in China, with eight partners. At that time, we and our existing partner in Prologis China Logistics Venture I, LP contributed the existing portfolio of assets to PCCLF.

See Note 5 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses were $266 million and $239 million for 2019 and 2018, respectively. G&A expenses increased in 2019 as compared to 2018, due to higher compensation expenses based largely on the increase in our share price.

We capitalize certain internal costs, including salaries and related expenses, directly related to our development activities. We previously capitalized G&A related to our internal leasing activities, however, beginning January 1, 2019 these costs were expensed and recorded to Rental Expenses in the Consolidated Statements of Income.

The following table summarizes capitalized G&A amounts (in millions):

	2019	2018
Building and land development activities	$68	$63
Leasing activities	-	21
Operating building improvements and other	20	16
Total capitalized G&A expenses	$88	$100
Capitalized salaries and related costs as a percent of total salaries and related costs	19.5%	24.5%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.1 billion and $947 million for 2019 and 2018, respectively.

The following table highlights the key changes in depreciation and amortization expenses in 2019 as compared to 2018 (dollars in millions):

(1)

The acquisition of properties primarily includes the DCT Transaction through which we acquired operating properties and the related intangible assets in the third quarter of 2018. See Note 3 to the Consolidated Financial Statements for more information on the DCT Transaction.

Gains on Real Estate Transactions, Net

The following table summarizes our Gains on Dispositions of Development Properties and Land, net and Gains on Other Dispositions of Investments in Real Estate, net, which includes sales of non-developed properties (primarily operating properties) and other real estate transactions, for the years ended December 31 (in millions):

	2019	2018
Gains on dispositions of development properties and land, net
Contributions to unconsolidated entities	$403	$423
Dispositions to third parties	65	47
Total gains on dispositions of development properties and land, net	$468	$470

Gains on other dispositions of investments in real estate, net
Contributions to unconsolidated entities	$98	$36
Dispositions to third parties	157	335
Total gains on contributions and dispositions, net	$255	$371
Gains on partial redemptions of investment in an unconsolidated co-investment venture	135	-
Total gains on other dispositions of investments in real estate, net	$390	$371

We utilized the proceeds from these transactions primarily to fund our capital investments during both periods. See Note 4 to the Consolidated Financial Statements for further information on these transactions.

Our Owned and Managed (“O&M”) Operating Portfolio

We manage our business and review our operating fundamentals on an O&M basis, which includes properties wholly owned by us or owned by one of our co-investment ventures. We believe reviewing the fundamentals this way allows management to understand the entire impact to the financial statements, as it will affect both the Real Estate Operations and Strategic Capital segments, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim.

Our O&M operating portfolio does not include our development portfolio, value-added properties, non-industrial properties or properties held for sale to third parties and was as follows at December 31 (square feet in millions):

	2019			2018
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	1,882	359	96.1%	1,835	348	97.2%
Unconsolidated	1,676	376	96.8%	1,561	339	97.8%
Total	3,558	735	96.5%	3,396	687	97.5%

Below are the key operating metrics summarizing the leasing activity of our O&M operating portfolio.

(1)

Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained more than 70% of our customers, based on the total square feet of leases commenced, for each year.

(2)

Turnover costs are defined as leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. In 2019 and 2018, turnover costs per square foot increased, however, due to the longer terms and higher rents on leases commenced, this resulted in a lower cost as a percentage of lease value.

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

We define our same store population for the three months ended December 31, 2019 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures at January 1, 2018 and owned throughout the same three-month period in both 2018 and 2019. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2018) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures.

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental expenses and property NOI for each quarter in 2019 and 2018 to the full year, as included in the Consolidated Statements of Income and within Note 19 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2019
Rental revenues	$697	$701	$711	$723	$2,832
Rental expenses	(188)	(181)	(181)	(184)	(734)
Property NOI	$509	$520	$530	$539	$2,098
2018
Rental revenues	$556	$545	$609	$679	$2,389
Rental expenses	(143)	(133)	(147)	(178)	(601)
Property NOI	$413	$412	$462	$501	$1,788

	Three Months Ended December 31,
	2019	2018	% Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$723	$679
Rental expenses	(184)	(178)
Consolidated Property NOI	$539	$501

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)(2)	(157)	(128)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	452	434
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(364)	(355)
Prologis Share of Same Store Property NOI – Net Effective (2)	$470	$452	4.0%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(3)	(5)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(5)	(5)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	4	4
Prologis Share of Same Store Property NOI – Cash (2)(3)	$466	$446	4.6%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at December 31, 2019 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $200 million and $298 million during 2019 and 2018, respectively. The decrease in earnings year over year was primarily due to significant gains recognized in 2018 on real estate dispositions in Europe. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 5 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense (dollars in millions):

	2019	2018
Gross interest expense	$271	$269
Amortization of debt discount and debt issuance costs, net	17	12
Capitalized amounts	(48)	(52)
Net interest expense	$240	$229
Weighted average effective interest rate during the year	2.4%	3.0%

Net interest expense increased by $11 million, primarily due to higher average debt balances in 2019 as compared to 2018. The increase in debt year over year was due to the assumption of debt in the DCT Transaction in August 2018 that was mostly refinanced with debt at lower interest rates. Additionally, we recognized a gain upon settlement of the interest rate swaps on the Canadian term loan in 2018.

See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains (Losses), Net

We are exposed to foreign currency exchange risk related to investments in and earnings from our foreign investments. We may use derivative financial instruments to manage foreign currency exchange rate risk. We recognize the change in fair value of the undesignated derivative contracts in unrealized gains and losses. Upon settlement of these transactions, we recognize realized gains or losses.

We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may also issue debt in a currency that is not the same functional currency of the borrowing entity and we generally designate the debt as a nonderivative net investment hedge. We recognize the remeasurement and settlement of the unhedged portion of the debt and accrued interest in unrealized gains or losses. We also recognize the change in fair value and settlement of any undesignated derivative contracts to hedge the eventual payment of these borrowings in a foreign currency in unrealized gains or losses.

The following table details our foreign currency and derivative gains (losses), net included in earnings (in millions):

	2019	2018
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$28	$(3)
Gains on the settlement of transactions with third parties	1	-
Total realized foreign currency and derivative gains (losses), net	29	(3)

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(74)	125
Gains (losses) on remeasurement of certain assets and liabilities	3	(5)
Total unrealized foreign currency and derivative gains (losses), net	(71)	120
Total foreign currency and derivative gains (losses), net	$(42)	$117

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 15 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

We recognized a loss of $16 million and $3 million upon extinguishment of debt in 2019 and 2018, respectively. Through our financing activities in both 2019 and 2018 we reduced our effective interest rate and lengthened the maturities of our debt. See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for more information regarding our debt repurchases.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in certain local, state and foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income.

Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries.

The following table summarizes our income tax expense (benefit) (in millions):

	2019	2018
Current income tax expense:
Income tax expense	$48	$44
Income tax expense on dispositions	15	17
Income tax expense on dispositions related to acquired tax liabilities	-	1
Total current income tax expense	63	62

Deferred income tax expense (benefit):
Income tax expense	12	2
Income tax benefit on dispositions related to acquired tax liabilities	-	(1)
Total deferred income tax expense	12	1
Total income tax expense	$75	$63

Our income taxes are discussed in more detail in Note 13 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $129 million and $174 million in 2019 and 2018, respectively. Included in these amounts were $47 million and $49 million in 2019 and 2018, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs may consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2019, 105 properties in our development portfolio were 50.0% leased with a current investment of $1.9 billion and a TEI of $4.0 billion when completed and leased, leaving $2.1 billion of estimated additional required investment);

•	development of new properties which we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $536 million in 2020, of which $446 million of senior notes were redeemed in January 2020;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($1.1 billion at December 31, 2019);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets;

•	borrowing capacity under our current credit facility arrangements, other facilities or borrowing arrangements ($3.7 billion available at December 31, 2019); and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions. In February 2020, we completed the Liberty Transaction for approximately $13 billion through the issuance of equity and the assumption of debt.

Debt

The following table summarizes information about our consolidated debt by currency at December 31 (dollars in millions):

	2019			2018
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.3%	$657	5.5%	2.3%	$636	5.8%
Canadian dollar	3.4%	280	2.3%	3.6%	266	2.4%
Euro	1.9%	6,129	51.5%	2.2%	4,894	44.1%
Japanese yen	0.7%	2,329	19.6%	0.9%	1,952	17.6%
U.S. dollar	4.4%	2,511	21.1%	4.5%	3,342	30.1%
Total debt (1)	2.2%	$11,906		2.7%	$11,090

(1)	The weighted average maturity for total debt outstanding at December 31, 2019 and 2018 was 94 and 76 months, respectively.

Our credit ratings at December 31, 2019, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2019, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 8 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at December 31, 2019 (in millions):

	Equity Commitments
	Prologis	Venture Partners	Total	Exchange Rate	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$1,919	$1,919	N/A	2022
Prologis European Logistics Fund	-	747	747	1.12 U.S. dollar/ 1 euro	2022
Prologis UK Logistics Venture	11	59	70	1.32 U.S. dollar/ 1 British pound sterling	2021
Prologis China Core Logistics Fund (1)	-	311	311	0.14 U.S. dollar/ 1 Chinese renminbi	2022
Prologis China Logistics Venture (1)	321	1,818	2,139	N/A	2020 – 2024
Prologis Brazil Logistics Venture	48	193	241	0.25 U.S. dollar/ 1 Brazilian real	2026
Total	$380	$5,047	$5,427

(1)

As discussed above, in December 2019 we formed PCCLF with eight venture partners with initial equity commitments of ¥4,622 million ($657 million). At that time, we and our existing partner in Prologis China Logistics Venture I, LP contributed the real estate portfolio to PCCLF in exchange for equity interests. The contributions from the seven new partners were used to redeem a portion of our existing partner’s investment in PCCLF.

See the Cash Flow Summary below for more information about our investment activity in the co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity (in millions):

	2019	2018
Net cash provided by operating activities	$2,264	$1,804
Net cash used in investing activities	$(685)	$(664)
Net cash used in financing activities	$(840)	$(1,232)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates	$745	$(103)

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation on our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $98 million and $67 million for 2019 and 2018, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing asset and property management and other services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of the net revenues from our Strategic Capital segment. Included in Strategic Capital Revenues is the third-party investors’ share that is owed for fees and promotes, which is recognized in operating activities in the period the cash is received.

•

G&A expenses and equity-based compensation awards. We incurred $266 million and $239 million of G&A costs in 2019 and 2018, respectively. Included in these amounts are equity-based, noncash compensation expenses of $98 million and $76 million in 2019 and 2018, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $347 million and $350 million of distributions from our unconsolidated entities in 2019 and 2018, respectively. Certain unconsolidated co-investment ventures distribute the total promote, including our share, that is recorded to Investment In and Advances to Unconsolidated Entities and is included in operating activities in the period the cash is received.

•

Cash paid for interest and income taxes, net. We paid combined amounts for interest and income taxes, net of amounts received, of $277 million and $266 million in 2019 and 2018, respectively. See Note 8 and Note 13 to the Consolidated Financial Statements for further information on this activity.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties, including the contribution of the initial portfolio of properties to PBLV. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. See Note 4 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash provided by or used in investing activities:

•

DCT Transaction, net of cash acquired. We paid net cash of $46 million to complete the DCT Transaction in 2018, primarily due to transaction costs. The acquisition was financed through the issuance of equity and assumption of debt. See Notes 3 and 18 to the Consolidated Financial Statements for more detail on the DCT Transaction.

•

Investments in and advances to. We invested cash in our unconsolidated entities that represented our proportionate share, of $276 million and $160 million in 2019 and 2018, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated entities as a return of investment of $389 million and $360 million during 2019 and 2018, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•

Proceeds from repayment of notes receivable backed by real estate. We received $34 million for the repayment of notes received in connection with the disposition of real estate to third parties in 2018.

•

Settlement of net investment hedges. We paid net cash of $7 million and received $18 million from the settlement of net investment hedges during 2019 and 2018, respectively. See Note 15 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity (in millions):

	2019	2018
Repurchase of and payments on debt (including extinguishment costs) (1)
Regularly scheduled debt principal payments and payments at maturity	$29	$201
Secured mortgage debt	433	508
Senior notes	669	973
Term loans	2,171	2,484
Total	$3,302	$4,166

Proceeds from the issuance of debt
Secured mortgage debt	$250	$229
Senior notes	2,053	2,493
Term loans	1,674	2,178
Total	$3,977	$4,900

(1)

We completed the DCT Transaction in 2018 and assumed $1.9 billion of debt, of which $1.8 billion was paid off with the proceeds from the issuance of senior notes. The assumption of $1.9 billion of debt was excluded from the table above.

OFF-BALANCE SHEET ARRANGEMENTS

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures, at December 31, 2019, of $5.9 billion. The ventures listed below had total third-party debt of $9.4 billion at December 31, 2019. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis and other investors in the co-investment ventures and matures and bears interest as follows at December 31, 2019 (dollars in millions):

	Total (1)	Weighted Average Interest Rate	Gross Book Value (1)	Ownership %
Prologis Targeted U.S. Logistics Fund	$2,130	3.8%	$8,920	27.3%
FIBRA Prologis	769	4.6%	2,112	47.1%
Prologis European Logistics Fund	2,749	2.1%	10,854	24.1%
Prologis UK Logistics Venture	464	3.3%	862	15.0%
Nippon Prologis REIT	2,199	0.7%	5,980	15.1%
Prologis China Core Logistics Fund	597	6.0%	1,749	15.6%
Prologis China Logistics Venture	500	3.8%	948	15.0%
Total	$9,408		$31,425

(1)

The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 26.0% at December 31, 2019. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At December 31, 2019, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

CONTRACTUAL OBLIGATIONS

Long-Term Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2019 (in millions):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations, other than credit facilities	$536	$1,680	$2,064	$7,530	$11,810
Interest on debt obligations, other than credit facilities	257	468	345	867	1,937
Unfunded commitments on the development portfolio (1)	1,647	454	-	-	2,101
Operating and financing lease payments (2)	44	88	75	776	983
Total	$2,484	$2,690	$2,484	$9,173	$16,831

(1)

We had properties in our consolidated development portfolio (completed and under development) at December 31, 2019, with a TEI of $4.0 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs that we expect to incur as the property is leased.

(2)

Beginning January 1, 2019, as a lessee we were required to record both a right-of-use asset and lease liability for our ground and office space leases based on the present value of our future minimum lease payments. See Note 2 to the Consolidated Financial Statements for additional information.

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the IRC, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities.

Under the IRC, REITs may be subject to certain federal income and excise taxes on our undistributed taxable income.

We paid quarterly cash dividends of $0.53 and $0.48 per common share in 2019 and 2018, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in 2019 and 2018.

At December 31, 2019, we had 1.4 million shares of Series Q preferred stock outstanding with a liquidation preference of $50 per share. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears. Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Other Commitments

On a continuing basis, we are engaged in various stages of negotiations for the acquisition or disposition of individual properties or portfolios of properties.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity’s financial condition and results of operations. Management’s best judgment considers historical and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies. Refer to Note 2 for more information on these critical accounting policies.

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

We make estimates as part of our valuation of the assumed assets and liabilities at the acquisition date. The components of an acquisition typically include buildings, land, improvements, intangible assets or liabilities related to the acquired leases, debt, deferred tax assets and liabilities and other assumed assets and liabilities. The purchase price allocation is based on the expected future cash flows of the property and various characteristics of the markets where the property is located utilizing an income approach methodology, which may be a discounted cash flow analysis or applying a capitalization rate to the estimated NOI of a property. Key assumptions include market rents, growth rates, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine discount and capitalization rates by market based on recent transactions and other market data. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. The use of different assumptions to value the acquired properties and intangible assets and assumed liabilities could affect the future revenues and expenses we recognize over the estimated remaining useful life or lease term.

Recoverability of Real Estate Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. To review our real estate assets for recoverability, we consider current market conditions and property-level operating results, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to the estimated NOI of a property, quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of a property that we expect to hold is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. Assumptions and estimates used in the recoverability analyses for future cash flows, including market rents, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment.

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

•

current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in earnings that is excluded from our defined FFO measure; and

•

foreign currency exchange gains and losses resulting from (i) debt transactions between us and our foreign entities, (ii) third-party debt that is used to hedge our investment in foreign entities, (iii) derivative financial instruments related to any such debt transactions, and (iv) mark-to-market adjustments associated with other derivative financial instruments.

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

We use Core FFO, including by segment and geographies, to: (i) assess our operating performance as compared to other real estate companies; (ii) evaluate our performance and the performance of our properties in comparison with expected results and results of previous periods; (iii) evaluate the performance of our management; (iv) budget and forecast future results to assist in the allocation of resources; (v) provide guidance to the financial markets to understand our expected operating performance; and (vi) evaluate how a specific potential investment will impact our future results.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP as follows (in millions):

	2019	2018
Reconciliation of net earnings attributable to common stockholders/unitholders to FFO measures:
Net earnings attributable to common stockholders	$1,567	$1,643

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,102	913
Gains on other dispositions of investments in real estate, net	(390)	(371)
Reconciling items related to noncontrolling interests	(8)	23
Our share of reconciling items included in earnings related to unconsolidated entities	246	142
NAREIT defined FFO attributable to common stockholders/unitholders	2,517	2,350

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	69	(120)
Deferred income tax expense	12	1
Current income tax expense on dispositions related to acquired tax liabilities	-	1
Our share of reconciling items included in earnings related to unconsolidated entities	(7)	-
FFO, as modified by Prologis attributable to common stockholders/unitholders	2,591	2,232

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(468)	(470)
Current income tax expense on dispositions	15	17
Losses on early extinguishment of debt, net	16	3
Reconciling items related to noncontrolling interests	-	6
Our share of reconciling items included in earnings related to unconsolidated entities	10	-
Core FFO attributable to common stockholders/unitholders	$2,164	$1,788

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2019. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may also issue debt in a currency that is not the same functional currency of the borrowing entity and we generally designate the debt as a nonderivative net investment hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At December 31, 2019, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 15 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the year ended December 31, 2019, $545 million or 16.4% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro, Japanese yen and Swedish krona, and have an aggregate notional amount of $1.1 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $111 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At December 31, 2019, $10.0 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At December 31, 2019, $2.0 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at December 31, 2019 (dollars in millions):

	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$19	$818	$798	$884	$7,437	$9,956	$10,487
Weighted average interest rate (1)	6.0%	1.7%	3.2%	4.4%	2.3%	2.6%

Variable rate debt
Credit facilities	$-	$184	$-	$-	$-	$184	$184
Term loans	-	-	-	131	1,013	1,144	1,147
Senior notes	449	-	-	-	-	449	449
Secured mortgage debt	68	64	-	-	130	262	261
Total variable rate debt	$517	$248	$-	$131	$1,143	$2,039	$2,041

(1)	The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at December 31, 2019 for the debt outstanding.

At December 31, 2019, the weighted average effective interest rate on our variable rate debt was 0.6%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the year ended December 31, 2019, which equates to a change in interest rates of 8 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt portfolio balances.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2019 and 2018, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements of Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2019, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are presented in Note 19 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (The Parent)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2019. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2019, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2019, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2019, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Controls and Procedures (The OP)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2019. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2019, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2019, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2019, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2020 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2020 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2020 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2020 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2020 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

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

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 98 to 105 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 46 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the Company’s evaluation of the expected holding period for operating properties and land

As discussed in Notes 2 and 4, the Company had $31,288 million of operating properties and $1,102 million of land as of December 31, 2019. The Company tests the recoverability of operating properties and land whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

We identified the assessment of the Company’s evaluation of the expected holding period for operating properties and land as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s recoverability of operating properties and land process including controls related to determining the expected holding period and any related changes. We evaluated the Company’s expected holding period by inquiring of management regarding the expected holding period, considering the current economic environment, reading minutes of the meetings of the Company’s Board of Directors, reading external communications with investors and analysts, and analyzing documents prepared by the Company regarding proposed real estate transactions and potential triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the Company’s evaluation of the expected holding period for operating properties and land

As discussed in Notes 2 and 4, the Company had $31,288 million of operating properties and $1,102 million of land as of December 31, 2019. The Company tests the recoverability of operating properties and land whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

We identified the assessment of the Company’s evaluation of the expected holding period for operating properties and land as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s recoverability of operating properties and land process including controls related to determining the expected holding period and any related changes. We evaluated the Company’s expected holding period by inquiring of management regarding the expected holding period, considering the current economic environment, reading minutes of the meetings of the Company’s Board of Directors, reading external communications with investors and analysts, and analyzing documents prepared by the Company regarding proposed real estate transactions and potential triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 10, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

We have audited Prologis, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 10, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado

February 10, 2020

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Investments in real estate properties	$35,224,414	$34,586,987
Less accumulated depreciation	5,437,662	4,656,680
Net investments in real estate properties	29,786,752	29,930,307
Investments in and advances to unconsolidated entities	6,237,371	5,745,294
Assets held for sale or contribution	720,685	622,288
Net investments in real estate	36,744,808	36,297,889

Lease right-of-use assets	486,330	-
Cash and cash equivalents	1,088,855	343,856
Other assets	1,711,857	1,775,919
Total assets	$40,031,850	$38,417,664

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,905,877	$11,089,815
Lease liabilities	471,634	-
Accounts payable and accrued expenses	704,954	760,515
Other liabilities	877,601	766,446
Total liabilities	13,960,066	12,616,776

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2019 and 2018	68,948	68,948
Common stock; $0.01 par value; 631,797 and 629,616 shares issued and outstanding at December 31, 2019 and 2018, respectively	6,318	6,296
Additional paid-in capital	25,719,427	25,685,987
Accumulated other comprehensive loss	(990,398)	(1,084,671)
Distributions in excess of net earnings	(2,151,168)	(2,378,467)
Total Prologis, Inc. stockholders’ equity	22,653,127	22,298,093
Noncontrolling interests	3,418,657	3,502,795
Total equity	26,071,784	25,800,888
Total liabilities and equity	$40,031,850	$38,417,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental	$2,831,818	$2,388,791	$2,225,141
Strategic capital	491,886	406,300	373,889
Development management and other	6,917	9,358	19,104
Total revenues	3,330,621	2,804,449	2,618,134
Expenses:
Rental	734,266	600,648	569,523
Strategic capital	184,661	157,040	155,141
General and administrative	266,718	238,985	231,059
Depreciation and amortization	1,139,879	947,214	879,140
Other	13,149	13,560	12,205
Total expenses	2,338,673	1,957,447	1,847,068

Operating income before gains on real estate transactions, net	991,948	847,002	771,066
Gains on dispositions of development properties and land, net	467,577	469,817	327,528
Gains on other dispositions of investments in real estate, net	390,241	371,179	855,437
Operating income	1,849,766	1,687,998	1,954,031

Other income (expense):
Earnings from unconsolidated entities, net	200,178	298,260	248,567
Interest expense	(239,953)	(229,141)	(274,486)
Interest and other income, net	24,213	14,663	13,731
Foreign currency and derivative gains (losses), net	(41,715)	117,096	(57,896)
Losses on early extinguishment of debt, net	(16,126)	(2,586)	(68,379)
Total other income (expense)	(73,403)	198,292	(138,463)
Earnings before income taxes	1,776,363	1,886,290	1,815,568
Total income tax expense	74,517	63,330	54,609
Consolidated net earnings	1,701,846	1,822,960	1,760,959
Less net earnings attributable to noncontrolling interests	128,887	173,599	108,634
Net earnings attributable to controlling interests	1,572,959	1,649,361	1,652,325
Less preferred stock dividends	6,009	5,935	6,499
Loss on preferred stock repurchase	-	-	3,895
Net earnings attributable to common stockholders	$1,566,950	$1,643,426	$1,641,931

Weighted average common shares outstanding – Basic	630,580	567,367	530,400
Weighted average common shares outstanding – Diluted	654,903	590,239	552,300

Net earnings per share attributable to common stockholders – Basic	$2.48	$2.90	$3.10

Net earnings per share attributable to common stockholders – Diluted	$2.46	$2.87	$3.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Consolidated net earnings	$1,701,846	$1,822,960	$1,760,959
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	98,482	(190,590)	63,455
Unrealized gains (losses) on derivative contracts, net	(1,335)	(1,323)	22,591
Comprehensive income	1,798,993	1,631,047	1,847,005
Net earnings attributable to noncontrolling interests	(128,887)	(173,599)	(108,634)
Other comprehensive loss (income) attributable to noncontrolling interests	(2,874)	8,900	(50,231)
Comprehensive income attributable to common stockholders	$1,667,232	$1,466,348	$1,688,140

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2017	$78,235	528,671	$5,287	$19,455,039	$(937,473)	$(3,610,007)	$3,467,059	$18,458,140
Consolidated net earnings	-	-	-	-	-	1,652,325	108,634	1,760,959
Effect of equity compensation plans	-	2,000	20	74,506	-	-	41,446	115,972
Capital contributions	-	-	-	-	-	-	254,214	254,214
Repurchase of preferred stock	(9,287)	-	-	-	-	(3,895)	-	(13,182)
Purchase of noncontrolling interests	-	-	-	(202,040)	-	-	(611,807)	(813,847)
Conversion of noncontrolling interests	-	1,515	15	47,711	-	-	(47,726)	-
Foreign currency translation gains, net	-	-	-	-	13,810	-	49,645	63,455
Unrealized gains on derivative contracts, net	-	-	-	-	22,005	-	586	22,591
Reallocation of equity	-	-	-	(12,143)	-	-	12,143	-
Dividends ($1.76 per common share) and other distributions	-	-	-	(66)	-	(942,884)	(199,611)	(1,142,561)
Balance at December 31, 2017	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741
Consolidated net earnings	-	-	-	-	-	1,649,361	173,599	1,822,960
Effect of equity compensation plans	-	1,251	12	33,544	-	-	52,219	85,775
DCT Transaction, net of issuance costs	-	96,179	962	6,321,667	-	-	298,092	6,620,721
Capital contributions	-	-	-	-	-	-	181,866	181,866
Redemption of noncontrolling interests	-	-	-	(11,257)	-	-	(64,663)	(75,920)
Foreign currency translation losses, net	-	-	-	-	(181,728)	-	(8,862)	(190,590)
Unrealized losses on derivative contracts, net	-	-	-	-	(1,285)	-	(38)	(1,323)
Reallocation of equity	-	-	-	(20,849)	-	-	20,849	-
Dividends ($1.92 per common share) and other distributions	-	-	-	(125)	-	(1,123,367)	(224,850)	(1,348,342)
Balance at December 31, 2018	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888
Consolidated net earnings	-	-	-	-	-	1,572,959	128,887	1,701,846
Effect of equity compensation plans	-	961	10	37,008	-	-	67,691	104,709
Capital contributions	-	-	-	-	-	-	11,604	11,604
Purchase of noncontrolling interests	-	-	-	2,133	-	-	(15,383)	(13,250)
Redemption of noncontrolling interests	-	1,220	12	32,878	-	-	(141,323)	(108,433)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	-	95,572	-	2,910	98,482
Unrealized losses on derivative contracts, net	-	-	-	-	(1,299)	-	(36)	(1,335)
Reallocation of equity	-	-	-	(38,561)	-	-	38,561	-
Dividends ($2.12 per common share) and other distributions	-	-	-	(18)	-	(1,345,660)	(164,419)	(1,510,097)
Balance at December 31, 2019	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Consolidated net earnings	$1,701,846	$1,822,960	$1,760,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(98,426)	(66,938)	(81,021)
Equity-based compensation awards	97,557	76,093	76,640
Depreciation and amortization	1,139,879	947,214	879,140
Earnings from unconsolidated entities, net	(200,178)	(298,260)	(248,567)
Operating distributions from unconsolidated entities	346,517	349,877	307,220
Decrease (increase) in operating receivables from unconsolidated entities	11,557	(39,890)	(30,893)
Amortization of debt discounts and debt issuance costs, net	17,006	12,653	751
Gains on dispositions of development properties and land, net	(467,577)	(469,817)	(327,528)
Gains on other dispositions of investments in real estate, net	(390,241)	(371,179)	(855,437)
Unrealized foreign currency and derivative losses (gains), net	70,693	(120,358)	68,956
Losses on early extinguishment of debt, net	16,126	2,586	68,379
Deferred income tax expense (benefit)	12,221	1,448	(5,005)
Decrease (increase) in accounts receivable, lease right-of-use assets and other assets	(108,165)	(72,955)	37,278
Increase in accounts payable and accrued expenses, lease liabilities and other liabilities	115,219	30,125	36,374
Net cash provided by operating activities	2,264,034	1,803,559	1,687,246
Investing activities:
Real estate development	(1,795,137)	(1,953,144)	(1,606,133)
DCT Transaction, net of cash acquired	-	(45,870)	-
Real estate acquisitions	(1,006,043)	(999,131)	(442,696)
Tenant improvements and lease commissions on previously leased space	(179,274)	(134,868)	(153,255)
Property improvements	(143,029)	(93,073)	(110,635)
Proceeds from dispositions and contributions of real estate properties	2,331,623	2,310,388	3,236,603
Investments in and advances to unconsolidated entities	(276,169)	(160,358)	(249,735)
Acquisition of a controlling interest in unconsolidated entities, net of cash received	-	-	(374,605)
Return of investment from unconsolidated entities	389,463	360,278	209,151
Proceeds from repayment of notes receivable backed by real estate	-	34,260	32,100
Proceeds from the settlement of net investment hedges	23,640	29,425	7,541
Payments on the settlement of net investment hedges	(30,424)	(11,703)	(5,058)
Net cash provided by (used in) investing activities	(685,350)	(663,796)	543,278
Financing activities:
Proceeds from issuance of common stock	6,082	6,891	32,858
Dividends paid on common and preferred stock	(1,345,660)	(1,123,367)	(942,884)
Repurchase of preferred stock	-	-	(13,182)
Noncontrolling interests contributions	11,604	170,066	240,925
Noncontrolling interests distributions	(164,419)	(224,850)	(207,788)
Settlement of noncontrolling interests	(109,811)	(75,920)	(813,847)
Tax paid for shares withheld	(22,434)	(26,508)	(19,775)
Debt and equity issuance costs paid	(17,656)	(17,446)	(7,054)
Net proceeds from (payments on) credit facilities	127,566	(674,559)	283,255
Repurchase of and payments on debt	(3,301,827)	(4,166,088)	(3,578,889)
Proceeds from the issuance of debt	3,976,956	4,899,680	2,419,797
Net cash used in financing activities	(839,599)	(1,232,101)	(2,606,584)

Effect of foreign currency exchange rate changes on cash	5,914	(10,852)	15,790
Net increase (decrease) in cash and cash equivalents	744,999	(103,190)	(360,270)
Cash and cash equivalents, beginning of year	343,856	447,046	807,316
Cash and cash equivalents, end of year	$1,088,855	$343,856	$447,046

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2019	2018
ASSETS
Investments in real estate properties	$35,224,414	$34,586,987
Less accumulated depreciation	5,437,662	4,656,680
Net investments in real estate properties	29,786,752	29,930,307
Investments in and advances to unconsolidated entities	6,237,371	5,745,294
Assets held for sale or contribution	720,685	622,288
Net investments in real estate	36,744,808	36,297,889

Lease right-of-use assets	486,330	-
Cash and cash equivalents	1,088,855	343,856
Other assets	1,711,857	1,775,919
Total assets	$40,031,850	$38,417,664

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,905,877	$11,089,815
Lease liabilities	471,634	-
Accounts payable and accrued expenses	704,954	760,515
Other liabilities	877,601	766,446
Total liabilities	13,960,066	12,616,776

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	22,584,179	22,229,145
Limited partners – common	355,076	371,281
Limited partners – Class A common	288,187	295,045
Total partners’ capital	23,296,390	22,964,419
Noncontrolling interests	2,775,394	2,836,469
Total capital	26,071,784	25,800,888
Total liabilities and capital	$40,031,850	$38,417,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental	$2,831,818	$2,388,791	$2,225,141
Strategic capital	491,886	406,300	373,889
Development management and other	6,917	9,358	19,104
Total revenues	3,330,621	2,804,449	2,618,134
Expenses:
Rental	734,266	600,648	569,523
Strategic capital	184,661	157,040	155,141
General and administrative	266,718	238,985	231,059
Depreciation and amortization	1,139,879	947,214	879,140
Other	13,149	13,560	12,205
Total expenses	2,338,673	1,957,447	1,847,068

Operating income before gains on real estate transactions, net	991,948	847,002	771,066
Gains on dispositions of development properties and land, net	467,577	469,817	327,528
Gains on other dispositions of investments in real estate, net	390,241	371,179	855,437
Operating income	1,849,766	1,687,998	1,954,031

Other income (expense):
Earnings from unconsolidated entities, net	200,178	298,260	248,567
Interest expense	(239,953)	(229,141)	(274,486)
Interest and other income, net	24,213	14,663	13,731
Foreign currency and derivative gains (losses), net	(41,715)	117,096	(57,896)
Losses on early extinguishment of debt, net	(16,126)	(2,586)	(68,379)
Total other income (expense)	(73,403)	198,292	(138,463)
Earnings before income taxes	1,776,363	1,886,290	1,815,568
Total income tax expense	74,517	63,330	54,609
Consolidated net earnings	1,701,846	1,822,960	1,760,959
Less net earnings attributable to noncontrolling interests	82,222	124,712	63,620
Net earnings attributable to controlling interests	1,619,624	1,698,248	1,697,339
Less preferred unit distributions	6,009	5,935	6,499
Loss on preferred unit repurchase	-	-	3,895
Net earnings attributable to common unitholders	$1,613,615	$1,692,313	$1,686,945

Weighted average common units outstanding – Basic	641,128	575,798	536,335
Weighted average common units outstanding – Diluted	654,903	590,239	552,300

Net earnings per unit attributable to common unitholders – Basic	$2.48	$2.90	$3.10

Net earnings per unit attributable to common unitholders – Diluted	$2.46	$2.87	$3.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Consolidated net earnings	$1,701,846	$1,822,960	$1,760,959
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	98,482	(190,590)	63,455
Unrealized gains (losses) on derivative contracts, net	(1,335)	(1,323)	22,591
Comprehensive income	1,798,993	1,631,047	1,847,005
Net earnings attributable to noncontrolling interests	(82,222)	(124,712)	(63,620)
Other comprehensive loss (income) attributable to noncontrolling interests	(188)	3,416	(49,278)
Comprehensive income attributable to common unitholders	$1,716,583	$1,509,751	$1,734,107

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners
	Preferred		Common		Common		Class A Common		Non-controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2017	1,565	$78,235	528,671	$14,912,846	5,323	$150,173	8,894	$244,417	$3,072,469	$18,458,140
Consolidated net earnings	-	-	-	1,652,325	-	18,372	-	26,642	63,620	1,760,959
Effect of equity compensation plans	-	-	2,000	74,526	1,386	41,446	-	-	-	115,972
Capital contributions	-	-	-	-	-	-	-	-	254,214	254,214
Repurchase of preferred units	(186)	(9,287)	-	(3,895)	-	-	-	-	-	(13,182)
Purchase of noncontrolling interests	-	-	-	(202,040)	-	-	-	-	(587,976)	(790,016)
Redemption of limited partnership units	-	-	-	-	(369)	(23,831)	-	-	-	(23,831)
Conversion of limited partners units	-	-	1,515	47,726	(684)	(18,753)	-	-	(28,973)	-
Foreign currency translation gains, net	-	-	-	13,810	-	146	-	221	49,278	63,455
Unrealized gains on derivative contracts, net	-	-	-	22,005	-	234	-	352	-	22,591
Reallocation of capital	-	-	-	(12,143)	-	11,829	-	314	-	-
Distributions ($1.76 per common unit) and other	-	-	-	(942,950)	-	(14,215)	-	(23,006)	(162,390)	(1,142,561)
Balance at December 31, 2017	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741
Consolidated net earnings	-	-	-	1,649,361	-	24,422	-	24,465	124,712	1,822,960
Effect of equity compensation plans	-	-	1,251	33,556	2,087	52,219	-	-	-	85,775
DCT Transaction, net of issuance costs	-	-	96,179	6,322,629	3,551	233,472	-	-	64,620	6,620,721
Capital contributions	-	-	-	-	-	-	-	-	181,866	181,866
Repurchase of preferred units	-	-	-	(11,257)	-	-	-	-	(11,471)	(22,728)
Redemption of limited partnership units	-	-	-	-	(778)	(50,390)	(45)	(2,802)	-	(53,192)
Foreign currency translation losses, net	-	-	-	(181,728)	-	(3,035)	-	(2,411)	(3,416)	(190,590)
Unrealized losses on derivative contracts, net	-	-	-	(1,285)	-	(21)	-	(17)	-	(1,323)
Reallocation of capital	-	-	-	(20,849)	-	(28,969)	-	49,818	-	-
Distributions ($1.92 per common unit) and other	-	-	-	(1,123,492)	-	(21,818)	-	(22,948)	(180,084)	(1,348,342)
Balance at December 31, 2018	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	1,572,959	-	26,211	-	20,454	82,222	1,701,846
Effect of equity compensation plans	-	-	961	37,018	1,525	67,691	-	-	-	104,709
Capital contributions	-	-	-	-	-	-	-	-	11,604	11,604
Purchase of noncontrolling interests	-	-	-	2,133	-	-	-	-	(15,383)	(13,250)
Redemption of noncontrolling interests	-	-	-	(8,045)	-	-	-	-	(13,048)	(21,093)
Redemption of limited partnership units	-	-	1,220	40,935	(2,108)	(120,387)	(236)	(7,888)	-	(87,340)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	95,572	-	1,502	-	1,220	188	98,482
Unrealized losses on derivative contracts, net	-	-	-	(1,299)	-	(19)	-	(17)	-	(1,335)
Reallocation of capital	-	-	-	(38,561)	-	36,603	-	1,958	-	-
Distributions ($2.12 per common unit) and other	-	-	-	(1,345,678)	-	(27,806)	-	(22,585)	(114,028)	(1,510,097)
Balance at December 31, 2019	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Consolidated net earnings	$1,701,846	$1,822,960	$1,760,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(98,426)	(66,938)	(81,021)
Equity-based compensation awards	97,557	76,093	76,640
Depreciation and amortization	1,139,879	947,214	879,140
Earnings from unconsolidated entities, net	(200,178)	(298,260)	(248,567)
Operating distributions from unconsolidated entities	346,517	349,877	307,220
Decrease (increase) in operating receivables from unconsolidated entities	11,557	(39,890)	(30,893)
Amortization of debt discounts and debt issuance costs, net	17,006	12,653	751
Gains on dispositions of development properties and land, net	(467,577)	(469,817)	(327,528)
Gains on other dispositions of investments in real estate, net	(390,241)	(371,179)	(855,437)
Unrealized foreign currency and derivative losses (gains), net	70,693	(120,358)	68,956
Losses on early extinguishment of debt, net	16,126	2,586	68,379
Deferred income tax expense (benefit)	12,221	1,448	(5,005)
Decrease (increase) in accounts receivable, lease right-of-use assets and other assets	(108,165)	(72,955)	37,278
Increase in accounts payable and accrued expenses, lease liabilities and other liabilities	115,219	30,125	36,374
Net cash provided by operating activities	2,264,034	1,803,559	1,687,246
Investing activities:
Real estate development	(1,795,137)	(1,953,144)	(1,606,133)
DCT Transaction, net of cash acquired	-	(45,870)	-
Real estate acquisitions	(1,006,043)	(999,131)	(442,696)
Tenant improvements and lease commissions on previously leased space	(179,274)	(134,868)	(153,255)
Property improvements	(143,029)	(93,073)	(110,635)
Proceeds from dispositions and contributions of real estate properties	2,331,623	2,310,388	3,236,603
Investments in and advances to unconsolidated entities	(276,169)	(160,358)	(249,735)
Acquisition of a controlling interest in unconsolidated entities, net of cash received	-	-	(374,605)
Return of investment from unconsolidated entities	389,463	360,278	209,151
Proceeds from repayment of notes receivable backed by real estate	-	34,260	32,100
Proceeds from the settlement of net investment hedges	23,640	29,425	7,541
Payments on the settlement of net investment hedges	(30,424)	(11,703)	(5,058)
Net cash provided by (used in) investing activities	(685,350)	(663,796)	543,278
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	6,082	6,891	32,858
Distributions paid on common and preferred units	(1,396,051)	(1,168,133)	(980,105)
Repurchase of preferred units	-	-	(13,182)
Noncontrolling interests contributions	11,604	170,066	240,925
Noncontrolling interests distributions	(114,028)	(180,084)	(170,567)
Settlement of noncontrolling interests	(22,471)	(22,728)	(790,016)
Redemption of common limited partnership units	(87,340)	(53,192)	(23,831)
Tax paid for shares of the Parent withheld	(22,434)	(26,508)	(19,775)
Debt and equity issuance costs paid	(17,656)	(17,446)	(7,054)
Net proceeds from (payments on) credit facilities	127,566	(674,559)	283,255
Repurchase of and payments on debt	(3,301,827)	(4,166,088)	(3,578,889)
Proceeds from the issuance of debt	3,976,956	4,899,680	2,419,797
Net cash used in financing activities	(839,599)	(1,232,101)	(2,606,584)

Effect of foreign currency exchange rate changes on cash	5,914	(10,852)	15,790
Net increase (decrease) in cash and cash equivalents	744,999	(103,190)	(360,270)
Cash and cash equivalents, beginning of year	343,856	447,046	807,316
Cash and cash equivalents, end of year	$1,088,855	$343,856	$447,046

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or “IRC”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 19 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two operating business segments: Real Estate Operations and Strategic Capital. Our Real Estate Operations segment represents the ownership and development of logistics properties. Our Strategic Capital segment represents the management of unconsolidated co-investment ventures and other ventures. See Note 17 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2019, the Parent owned a 97.23% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.77% common limited partnership interests, which include 8.6 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Consolidation. We consolidate all entities that are wholly owned and those in which we own less than 100% of the equity but control, as well as any variable interest entities (“VIEs”) in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a VIE and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity.

For entities that are not defined as VIEs, we first consider whether we are the general partner or the limited partner (or the equivalent in such investments that are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such entities do not have rights that would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating or kick-out rights, we apply the equity method of accounting since, as the general partner, we have the ability to exercise significant influence over the operating and financial policies of the venture. For ventures for which we are a limited partner, or our investment is in an entity that is not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners. In instances where the factors indicate that we have a controlling financial interest in the venture, we consolidate the entity.

Reclassifications. Upon adoption of the new lease standard, as detailed below, rental recoveries for 2017 and 2018 have been reclassified to Rental Revenues in the Consolidated Statements of Income to conform to the 2019 financial statement presentation.

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

Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated entities operating in the U.S. and Mexico and certain of our consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for our consolidated subsidiaries and unconsolidated entities operating in other countries is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or where the entity conducts its operations. The functional currencies of entities outside of the U.S. and Mexico generally include the Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Singapore dollar and Swedish krona. We take part in business transactions denominated in these and other local currencies where we operate.

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

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income, unless it is intercompany debt that is deemed to be long-term in nature or third-party debt that has been designated as a nonderivative net investment hedge and then the adjustment is reflected as a cumulative translation adjustment in AOCI/L.

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

We allocate the purchase price using primarily Level 2 and Level 3 inputs (further defined in Fair Value Measurements below) as follows:

Investments in Real Estate Properties. We value operating properties as if vacant. We estimate fair value by applying an income approach methodology using either a discounted cash flow analysis or applying a capitalization rate to the estimated Net Operating Income (“NOI”) of a property. Key assumptions include market rents, growth rates, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine the discount or capitalization rate by market based on recent transactions and other market data. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale.

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

Depreciation and Amortization. We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation on development buildings commences when the asset is ready for its intended use, which we define as the earlier of stabilization (90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 35 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to ground leases over the shorter of the estimated life of the building improvement or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term on leases commenced during 2019, based on square feet for all leases, was 66 months.

Capitalization of Costs. During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation and rehabilitation; if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. We capitalize transaction costs related to the acquisition of land for future development and operating properties that qualify as asset acquisitions. We capitalize incremental costs incurred to successfully originate a lease that result directly from obtaining a lease and would not have been incurred if the lease had not been obtained. With the adoption of the new lease standard on January 1, 2019, we no longer capitalize internal costs related to our leasing activities. Amounts capitalized prior to adoption were not adjusted and continue to be amortized in accordance with previously applicable guidance. Leasing costs that meet the requirements for capitalization are presented as a component of Other Assets and all other capitalized costs are included in the investment basis of the real estate assets.

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

•

for real estate properties we intend to sell, including properties currently under development and operating properties; recoverability is assessed based on proceeds from disposition that are estimated based on the future net rental income of the property, expected market capitalization rates and anticipated costs to develop;

•	for land parcels we intend to sell, recoverability is assessed based on the estimated proceeds from disposition; and

•

for costs incurred related to the potential acquisition of land, operating properties or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur at the measurement date.

Assets Held for Sale or Contribution. We classify a property as held for sale or contribution when certain criteria are met in accordance with GAAP. Assets classified as held for sale are expected to be sold to a third party and assets classified as held for contribution are generally newly developed assets we intend to contribute to an unconsolidated co-investment venture within twelve months. When the criteria are met, the respective assets and liabilities are presented separately in the Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale or contribution are reported at the lower of their carrying amount or their estimated fair value less the costs to sell.

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

With regard to distributions from unconsolidated entities, we have elected the nature of distribution approach as the information is available to us to determine the nature of the underlying activity that generated the distributions. In accordance with the nature of distribution approach, cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that are generated from property sales, debt refinancing or sales and redemptions of our investments are classified as a return of investment (cash inflow from investing activities).

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

In addition to the net investment hedges described above, we may issue debt in a currency that is not the same functional currency of the borrowing entity to hedge our net investment in international entities. We may designate the debt and related accrued interest as a nonderivative net investment hedge to offset the translation and economic exposures related to these entities. The foreign currency movement on the portion of the debt and accrued interest that is hedged at period end is recognized as cumulative translation adjustment in AOCI/L. If the debt and related accrued interest exceeds the net investment in these entities, the foreign currency remeasurement on the unhedged portion of the debt during the period is recognized in Foreign Currency and Derivative Gains (Losses), Net.

Undesignated Derivatives. We also use derivatives, such as foreign currency forwards and option contracts, that are not designated as hedges to manage foreign currency exchange rate risk related to the translation of our results of operations. The changes in fair values of these derivatives that were not designated or did not qualify as hedging instruments are immediately recognized in earnings within the line item Foreign Currency and Derivative Gains (Losses), Net. These gains or losses are generally offset by lower or higher earnings due to the translation at exchange rates that were different than our expectations.

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

Revenue Recognition.

Rental Revenues and Recoveries. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers, including common area maintenance, real estate taxes and insurance. Rental expenses recovered through reimbursements received from customers are recognized in Rental Revenues in the Consolidated Statements of Income. We record amounts reimbursed by our customers as revenues in the period that the applicable expenses are incurred. As the timing and straight-line pattern of transfer to the lessee for rental revenue and the associated rental recoveries are the same and our leases qualify as operating leases, we account for and present rental revenue and rental recoveries as a single component under Rental Revenues. We perform credit analyses of our customers prior to the execution of our leases and continue these analyses on an ongoing basis in order to ensure the collectability of rental revenue. We recognize revenue to the extent that amounts are determined to be collectible.

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

We may also earn incentive returns (“promotes” or “promote revenues”) based on a venture’s cumulative returns over a certain time-period and the returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents, interest rates and foreign currency exchange rates. As these key inputs are highly volatile and out of our control, and such volatility can materially impact our promotes period over period, we recognize promote revenues at or near the end of the performance period. We generally earn promote revenue directly from third-party investors in the co-investment ventures and occasionally from the venture. We include the third-party investors’ share of promotes in Strategic Capital Revenues.

We also earn fees from ventures that we consolidate. Upon consolidation, these fees are eliminated from our earnings and the third-party investors’ share of these fees are recognized as a reduction of Net Earnings Attributable to Noncontrolling Interests.

Development Management and Other Revenues. Development management and other revenues principally include development and construction management fees recognized as we provide the services or on a cost basis.

Gains on Real Estate Transactions, Net.

Throughout the notes to the Consolidated Financial Statements, Gains on Real Estate Transactions, Net collectively refers to Gains on Dispositions of Development Properties and Land, Net and Gains on Other Dispositions of Investments in Real Estate, Net.

We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred, and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from the disposition of real estate when known.

Beginning January 1, 2018 with the adoption of the new revenue recognition guidance, we recognize the entire gain attributed to contributions of real estate properties to unconsolidated entities. We previously recognized a gain on contribution only to the extent of the third-party ownership in the unconsolidated entity acquiring the property and deferred the portion of the gain related to our ownership through a reduction to our investment in the applicable unconsolidated entity. We adjusted our proportionate share of net earnings or losses recognized in future periods to reflect the entities’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis. For deferred gains from partial sales recorded prior to the adoption, we continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party. If our ownership interest in an unconsolidated entity decreases and the decrease is expected to be permanent, we recognize the amounts relating to previously deferred gains to coincide with our new ownership interest.

Gains on Dispositions of Development Properties and Land, Net. We present gains separately based on the type of real estate sold or contributed. We present gains on sales to third parties or contributions to our unconsolidated entities as Gains on Dispositions of Development Properties and Land, Net when the property was included in our land portfolio or when we developed the property within our development portfolio prior to the sale or contribution.

Gains on Other Dispositions of Investments in Real Estate, Net. We present all other gains on sales to third parties or contributions to our unconsolidated entities of non-developed properties (primarily operating properties) and other real estate transactions as Gains on Other Dispositions of Investments in Real Estate, Net. Generally, any operating property that was previously depreciated prior to sale or contribution is presented within this line item. We also include gains or losses on the remeasurement of equity investments to fair value upon acquisition of a controlling interest and the transaction is considered the acquisition of a business and gains or losses upon the partial redemption of our investment in an unconsolidated entity.

Rental Expenses. Rental expenses principally include the cost of our property management personnel, utilities, repairs and maintenance, property insurance, real estate taxes and the other costs of managing the properties.

Strategic Capital Expenses. Strategic capital expenses generally include the direct expenses associated with the asset management of the co-investment ventures provided by our employees who are assigned to our Strategic Capital segment and the costs of our Prologis Promote Plan based on earned promotes. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by property management personnel who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio, which include properties we consolidate and those we manage that are owned by the unconsolidated co-investment ventures. We allocate the costs of our property management to the properties we consolidate (included in Rental Expenses) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses) by using the square feet owned by the respective portfolios.

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

Income Taxes. Under the IRC, REITs are generally not required to pay federal income taxes if they distribute 100% of their taxable income and meet certain income, asset and stockholder tests. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain foreign, state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

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

If taxable income is generated in these subsidiaries, we recognize a benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. If the reversal of the deferred income tax liability results from a sale or contribution of assets, the classification of the reversal to the Consolidated Statements of Income is based on the taxability of the transaction. If the sale or contribution is of the real estate asset and results in a taxable transaction, the reversal is recorded to deferred income tax benefit. If the sale or contribution is the disposition of the entity that owns the asset, the reversal is recorded through gains.

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

New Accounting Pronouncements.

New Accounting Standards Adopted

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that provided the principles for the recognition, measurement, presentation and disclosure of leases. The guidance amended the existing accounting standards, including a new requirement that lessees recognize right-of-use assets and lease liabilities for leases with terms greater than twelve months in the Consolidated Balance Sheets. Additional guidance and targeted improvements to the February 2016

ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019. We refer to all three ASUs collectively as the “new lease standard.”

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

•

As a lessor. The new lease standard required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable in Other Assets and therefore the new lease standard resulted in certain of these costs being expensed as incurred through Rental Expenses. During the years ended December 31, 2018 and 2017, we capitalized $21.2 million and $23.8 million, respectively, of internal costs related to our leasing activities. We will continue to amortize initial direct costs capitalized prior to January 1, 2019.

We adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and straight-line pattern of transfer to the lessee for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under Rental Revenues in our Consolidated Statements of Income for the year ended December 31, 2019. As a result of our adoption of this practical expedient, we also presented $1.9 billion and $1.7 billion of rental revenue and $529.9 million and $487.3 million of rental recoveries as a single component in the Consolidated Statements of Income for the years ended December 31, 2018 and 2017, respectively, to conform to the 2019 new presentation.

•	As a lessee. At January 1, 2019 we recognized Lease Right-of-Use (“ROU”) Assets and Lease Liabilities, principally for our ground and office space leases, in which we are the lessee.

See Note 4 for further disclosure around our adoption of the new lease standard.

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

NOTE 3. DCT TRANSACTION

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

Under acquisition accounting, the total purchase price was allocated to the DCT tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values as follows (in millions):

Net investments in real estate	$8,362
Intangible assets, net of intangible liabilities	292
Cash and other assets	24
Debt	(1,863)
Accounts payable, accrued expenses and other liabilities	(143)
Noncontrolling interests	(65)
Total purchase price, including transaction costs	$6,607

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2019	2018 (1)	2019	2018 (1)	2019	2018 (1)
Operating properties:
Buildings and improvements	354,297	354,762	1,876	1,858	$23,067,625	$22,587,267
Improved land					8,220,208	8,044,888
Development portfolio, including land costs:
Prestabilized	9,133	8,709	28	30	784,584	828,064
Properties under development	26,893	27,715	77	70	1,084,683	1,314,737
Land (2)					1,101,646	1,192,220
Other real estate investments (3)					965,668	619,811
Total investments in real estate properties					35,224,414	34,586,987
Less accumulated depreciation					5,437,662	4,656,680
Net investments in real estate properties					$29,786,752	$29,930,307

(1)

The portfolio acquired in the DCT Transaction, excluding 49 operating properties classified as Assets Held for Sale or Contribution, was included in investments in real estate at December 31, 2018. See Note 3 for more information.

(2)	At December 31, 2019 and 2018, our land was comprised of 4,411 and 4,929 acres, respectively.

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

At December 31, 2019, we owned real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the DCT Transaction as discussed in Note 3, for the years ended December 31 (dollars and square feet in thousands):

	2019	2018	2017 (2)
Number of operating properties	22	20	16
Square feet	1,405	4,757	6,859
Acres of land	1,269	1,210	1,392
Acquisition cost of net investments in real estate properties (1)	$1,074,815	$1,008,718	$1,139,410

(1)

Includes the acquisition cost of properties classified in other real estate investments of $302.9 million, $72.3 million and $50.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

On February 4, 2020, we completed the acquisition of Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty” or the “Liberty Transaction”). The Liberty Transaction was completed for approximately $13 billion through the issuance of equity based on the value of the Prologis common stock issued using the closing price on February 3, 2020 and the assumption of debt. The Liberty portfolio was primarily comprised of logistics real estate assets, including 502 consolidated industrial operating properties, aggregating 96.4 million square feet, which were highly complementary to our U.S. portfolio in terms of product quality, location and growth potential in our key markets. For further information on the Liberty Transaction see Note 20.

Dispositions

The following table summarizes our gains on real estate transactions for the years ended December 31 (dollars and square feet in thousands):

	2019	2018	2017
Gains on dispositions of development properties and land, net
Contributions to unconsolidated entities
Number of properties	26	36	29
Square feet	8,676	12,230	10,049
Net proceeds	$1,328,858	$1,459,963	$1,394,403
Gains on contributions, net (1)	$402,922	$422,540	$310,869

Dispositions to third parties
Number of properties	5	8	6
Square feet	1,351	3,297	2,322
Net proceeds	$204,197	$343,277	$290,679
Gains on dispositions, net	$64,655	$47,277	$16,659
Total gains on dispositions of development properties and land, net	$467,577	$469,817	$327,528

Gains on other dispositions of investments in real estate, net
Contributions to unconsolidated entities (2)(3)
Number of properties	19	4	193
Square feet	8,212	885	38,122
Net proceeds	$840,906	$51,466	$1,807,583
Gains on contributions, net (1)	$98,062	$36,567	$536,165

Dispositions to third parties
Number of properties	47	70	104
Square feet	7,604	12,150	14,825
Net proceeds (4)	$651,306	$905,210	$990,822
Gains on dispositions, net (4)	$157,157	$334,612	$258,052
Gains on revaluation of equity investments upon acquisition of a controlling interest	$-	$-	$61,220
Gains on partial redemptions of investment in an unconsolidated co-investment venture (5)	$135,022	$-	$-
Total gains on other dispositions of investments in real estate, net	$390,241	$371,179	$855,437

(1)

Amounts in 2019 and 2018 reflect the adoption of the new revenue recognition standard under which we recognized the entire gain attributed to contributions of real estate properties to unconsolidated entities. Amounts in 2017 reflect our prior recognition of the gain to the extent of the third-party ownership in the unconsolidated entity acquiring the property with the deferral of a portion of the gain related to our ownership.

(2)

In 2017, we contributed 190 operating properties totaling 37.1 million square feet owned by Prologis North American Industrial Fund ("NAIF") to Prologis Targeted U.S. Logistics Fund ("USLF"), our unconsolidated co-investment venture. In exchange for the contribution, we received cash proceeds and additional units and USLF assumed $956.0 million of secured debt.

(3)

In 2019, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 6.9 million square feet and 371 acres of land. We received cash proceeds and units for our 20% equity interest.

(4)	In 2017, we sold our investment in Europe Logistics Venture 1.

(5)	In 2019, we redeemed a portion of our investment in a European unconsolidated co-investment venture.

Leases

As a Lessor

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Our weighted average lease term remaining was 50 and 52 months based on square feet for all leases in effect at December 31, 2019 and 2018, respectively.

The following table summarizes the minimum lease payments due from our customers on leases with an original lease term greater than one year for space in our operating properties, prestabilized and under development properties, leases of land subject to ground leases and assets held for sale or contribution at December 31 (in thousands):

	2019		2018
2020	$2,133,581	2019	$2,006,475
2021	1,922,139	2020	1,867,253
2022	1,618,649	2021	1,589,102
2023	1,317,729	2022	1,278,281
2024	1,013,632	2023	990,970
Thereafter	3,479,038	Thereafter	3,293,320
Total	$11,484,768	Total	$11,025,401

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee

We have approximately 130 ground and office space leases in which we are the lessee, which primarily qualify as operating leases, with remaining lease terms of 1 to 90 years at December 31, 2019.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, for which the lease has commenced at December 31st, with amounts for 2019 discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (in thousands):

	2019		2018
2020	$43,529	2019	$38,769
2021	46,038	2020	38,267
2022	41,624	2021	34,307
2023	39,915	2022	32,312
2024	35,400	2023	30,180
Thereafter	776,205	Thereafter	670,147
Total undiscounted rental payments	982,711	Total undiscounted rental payments	$843,982
Less imputed interest	511,077
Total lease liabilities	$471,634

The weighted average remaining lease term for these leases was 33 and 28 years at December 31, 2019 and 2018, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.7% at December 31, 2019. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease was denominated.

NOTE 5. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are related parties and accounted for using the equity method of accounting. See Note 11 for more detail regarding our consolidated investments that are not wholly owned.

We also have investments in other ventures, generally with one partner that we do not manage, which we account for using the equity method. We refer to our investments in both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to unconsolidated entities at December 31 (in thousands):

	2019	2018
Unconsolidated co-investment ventures	$5,873,784	$5,407,838
Other ventures	363,587	337,456
Total	$6,237,371	$5,745,294

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2019	2018	2019	2018
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”)	27.3%	27.4%	$1,728,043	$1,456,427
FIBRA Prologis (1)	47.1%	46.7%	517,347	536,377
Prologis European Logistics Partners Sàrl (“PELP”) (2)	50.0%	50.0%	1,595,331	1,517,115
Prologis European Logistics Fund (“PELF”)	24.1%	27.9%	1,144,831	1,198,904
Prologis UK Logistics Venture (“UKLV”) (2)	15.0%	15.0%	59,937	68,002
Nippon Prologis REIT, Inc. (“NPR”) (3)	15.1%	15.1%	544,333	472,035
Prologis China Core Logistics Fund, LP (“PCCLF”) (4)	15.6%	-	59,984	-
Prologis China Logistics Venture I, LP, II, LP and III, LP (“Prologis China Logistics Venture”) (2)(4)	15.0%	15.0%	83,285	141,071
Prologis Brazil Logistics Venture (“PBLV”) and other joint ventures (2)(5)	20.0%	10.0%	140,693	17,907
Total			$5,873,784	$5,407,838

(1)

At December 31, 2019, we owned 305.8 million units of FIBRA Prologis that had a closing price of Ps 41.07 ($2.18) per unit on the Mexican Stock Exchange. We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(2)	We have one partner in each of these co-investment ventures.

(3)

At December 31, 2019, we owned 0.4 million units of NPR that had a closing price of ¥276,400 ($2,546) per share on the Tokyo Stock Exchange. For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR.

At December 31, 2019 and 2018, we had receivables from NPR of $136.3 million and $122.0 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties previously contributed to NPR. We have a corresponding payable to NPR’s customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

(4)

In 2019, we formed PCCLF, an unconsolidated co-investment venture investing in properties in China, with eight partners. At that time, we and our existing partner in Prologis China Logistics Venture I, LP received equity interests in PCCLF for the contribution of the existing portfolio of assets consisting of 79 properties totaling 22 million square feet. The seven new partners contributed cash, which was used to redeem a portion of our existing partner’s investment in PCCLF. We maintained our ownership percentage in these assets subsequent to the contribution and therefore did not recognize a gain.

(5)

In 2019, we formed PBLV and hold an 20.0% equity ownership in the venture. In the table above, we reflect our ownership in PBLV and exclude our 10.0% ownership in the other joint ventures. See Note 4 for more information on PBLV.

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

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	2019	2018	2017
Recurring fees	$266,615	$230,746	$195,513
Transactional fees	57,334	55,816	48,225
Promote revenue (1)	165,635	116,290	127,519
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$489,584	$402,852	$371,257

(1)	Includes promote revenue earned from unconsolidated co-investment ventures principally in Europe in 2019, China and Europe in 2018 and the U.S. in 2017.

(2)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to our unconsolidated co-investment ventures at December 31 and for the years ended December 31 (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	2019	2018	2019 (1)	2018	2019	2018	2019 (2)	2018	2019	2018
Key property information:
Ventures	1	1	2	2	3	3	3	2	9	8
Operating properties	605	566	214	209	731	669	144	125	1,694	1,569
Square feet	99	91	44	39	176	159	59	51	378	340

Financial position:
Total assets ($)	8,408	7,303	2,707	2,137	14,677	13,028	8,758	7,089	34,550	29,557
Third-party debt ($)	2,130	2,094	769	838	3,213	2,548	3,296	2,668	9,408	8,148
Total liabilities ($)	2,514	2,350	801	862	4,575	3,615	3,751	3,006	11,641	9,833

Our investment balance ($) (3)	1,728	1,457	658	554	2,800	2,784	688	613	5,874	5,408
Our weighted average ownership (4)	27.3%	27.4%	39.1%	44.4%	30.2%	33.2%	15.1%	15.1%	27.1%	28.3%

	U.S.			Other Americas			Europe			Asia			Total
Operating Information:	2019	2018	2017	2019 (1)	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
For the years ended:
Total revenues ($)	738	676	533	266	217	245	1,099	1,101	1,030	514	457	372	2,617	2,451	2,180
Net earnings ($)	128	150	139	91	63	71	311	509	406	49	88	182	579	810	798

Our earnings from unconsolidated co-investment ventures, net ($)	38	45	33	32	26	26	102	193	146	10	15	29	182	279	234

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)	As discussed above, the formation of PCCLF in 2019 increased the number of ventures in Asia.

(3)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2019 and 2018, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($611.5 million and $635.9 million, respectively); (ii) recording additional costs associated with our investment in the venture ($87.2 million and $94.4 million, respectively); (iii) receivables, principally for fees and promotes ($152.0 million and $166.7 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to NPR, as discussed above. For deferred gains from partial sales recorded prior to January 1, 2018, we recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party.

(4)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

In January 2020, USLF acquired a portfolio of 108 operating properties aggregating 18.3 million square feet from Industrial Property Trust Inc. (“IPT”) in a cash transaction, including the assumption of debt. Our investment in the acquisition was approximately $500 million.

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

At December 31, 2019, our remaining equity commitments were $379.6 million, primarily for Prologis China Logistics Venture. The equity commitments expire from 2020 to 2026.

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2019 and 2018. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution consisted of the following at December 31 (dollars and square feet in thousands):

	2019	2018
Number of operating properties	28	57
Square feet	9,371	8,236
Total assets held for sale or contribution	$720,685	$622,288
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$41,994	$12,972

NOTE 7. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2019	2018
Rent leveling	$404,516	$346,116
Leasing commissions	381,013	346,852
Acquired lease intangibles	314,179	450,690
Value added taxes receivable	120,923	97,047
Prepaid assets	109,676	108,581
Fixed assets	107,468	112,211
Accounts receivable	85,835	107,141
Other notes receivable	35,308	35,338
Management contracts	14,888	16,257
Derivative assets	13,266	22,731
Deferred income taxes	4,595	8,767
Other	120,190	124,188
Total	$1,711,857	$1,775,919

The following table summarizes our other liabilities, net of amortization, if applicable, at December 31 (in thousands):

	2019	2018
Tenant security deposits	$269,841	$240,467
Unearned rents	106,152	86,083
Income tax liabilities	65,652	59,766
Environmental liabilities	63,577	88,863
Acquired lease intangibles	58,525	76,087
Liabilities associated with assets held for sale or contribution	41,994	12,972
Indemnification liability	39,830	36,476
Derivative liabilities	23,851	8,159
Deferred income	11,971	10,088
Value added taxes payable	10,036	11,037
Other	186,172	136,448
Total	$877,601	$766,446

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles) into amortization expense and above and below market leases (included in acquired lease intangibles) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2019 (in thousands):

	Amortization Expense	Net Decrease (Increase) to Rental Revenues
2020	$170,807	$(16,377)
2021	134,137	20,076
2022	104,372	41,895
2023	79,452	49,773
2024	56,699	46,305
Thereafter	125,877	228,167
Total	$671,344	$369,839

NOTE 8. DEBT

All debt is incurred by the OP or its consolidated subsidiaries.

The following table summarizes our debt at December 31 (dollars in thousands):

	2019		2018
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	0.4%	$184,255	3.4%	$50,500
Senior notes (3)	2.4%	9,660,570	2.7%	8,304,147
Term loans and unsecured other	0.9%	1,441,882	1.8%	1,921,428
Secured mortgage (4)	3.4%	619,170	5.1%	813,740
Total	2.2%	$11,905,877	2.7%	$11,089,815

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding.

(2)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances at December 31 were borrowings denominated in the following currencies:

	2019		2018
	Amount Outstanding	% of Total	Amount Outstanding	% of Total
British pound sterling	$656,549	5.5%	$635,972	5.8%
Canadian dollar	279,730	2.3%	266,337	2.4%
Euro	6,128,986	51.5%	4,893,693	44.1%
Japanese yen	2,329,381	19.6%	1,951,844	17.6%
U.S. dollar	2,511,231	21.1%	3,341,969	30.1%
Total	$11,905,877		$11,089,815

(3)

Senior notes are due from January 2020 to September 2049 with effective interest rates ranging from -0.1% to 4.5% at December 31, 2019. The senior notes of €400 million ($445.9 million) bearing a floating rate of Euribor plus 0.3%, were redeemed in January 2020, primarily with the proceeds from the senior notes issued in September 2019, as discussed below.

(4)

Secured mortgage debt is due from April 2020 to November 2027 with effective interest rates ranging from 0.2% to 7.8% at December 31, 2019. The debt was principally secured by 87 operating properties, one prestabilized property and one property under development with an aggregate undepreciated cost of $1.7 billion at December 31, 2019.

Credit Facilities

In 2019, we recast our global senior credit facility (the “Global Facility”), under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion (subject to currency fluctuations). Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies primarily based on the public debt ratings of the OP. The Global Facility is scheduled to mature in January 2023; however, we may extend the maturity date for six months on two occasions, subject to the satisfaction of certain conditions and payment of extension fees. We have the ability to increase the Global Facility to $4.5 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($460.6 million at December 31, 2019). We have the ability to increase the Revolver to ¥65.0 billion ($598.8 million at December 31, 2019), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities (dollars in millions):

	2019	2018	2017
For the years ended December 31:
Weighted average daily interest rate	1.5%	3.1%	1.3%
Weighted average daily borrowings	$85	$253	$111
Maximum borrowings outstanding at any month-end	$257	$485	$317
At December 31:
Aggregate lender commitments	$3,946	$3,470	$3,490
Less:
Borrowings outstanding	184	51	317
Outstanding letters of credit	36	31	33
Current availability	$3,726	$3,388	$3,140

Senior Notes

The senior notes are unsecured and our obligations are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. The majority of the senior notes are redeemable at any time at our option, subject to certain prepayment penalties. Such repurchase and other terms are governed by the provisions of indenture agreements, various note purchase agreements or trust deeds.

The following table summarizes the issuances of senior notes during 2019 (principal in thousands):

Initial Borrowing Date	Principal (1)		Stated Interest Rate	Maturity Date
	Borrowing Currency	USD
March	¥10,000,000	$90,531	1.2%	March 2039
September	€1,800,000	$1,987,200	0.3% – 1.5%	September 2027 – 2049

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Initial Borrowing Date	Lender Commitment at 2019		Amount Outstanding at 2019	Amount Outstanding at 2018	Interest Rate	Maturity Date
			Borrowing Currency	USD	USD	USD
2017 Term Loan (1)	USD, EUR, JPY and GBP	June 2014	$500,000	$500,000	$-	$500,000	LIBOR + 0.9%	May 2020
2015 Canadian Term Loan	CAD	December 2015	$170,506	$131,214	131,214	125,107	CDOR + 0.9%	February 2023
2016 Yen Term Loan (2)	JPY	August 2016	-	-	-	909,813	Yen LIBOR + 0.7%	August 2022 – 2023
March 2017 Yen Term Loan	JPY	March 2017	¥12,000,000	$110,553	110,553	109,178	0.9% and 1.0%	March 2027 – 2028
October 2017 Yen Term Loan	JPY	October 2017	¥10,000,000	$92,127	92,127	90,981	0.9%	October 2032
December 2018 Yen Term Loan	JPY	December 2018	¥20,000,000	$184,254	184,254	181,963	1.2% and Yen LIBOR + 0.7%	December 2031 – June 2033
January 2019 Yen Term Loan	JPY	January 2019	¥15,000,000	$138,191	138,191	-	Yen LIBOR + 0.5% to 0.6%	January 2028 – 2030
March 2019 Yen Term Loan (2)	JPY	March 2019	¥85,000,000	$783,082	783,082	-	Yen LIBOR + 0.4%	March 2026
Subtotal					1,439,421	1,917,042
Debt issuance costs, net					(8,484)	(8,230)
Total term loans					$1,430,937	$1,908,812

(1)

We may increase the borrowings on the 2017 Term Loan up to $1.0 billion, subject to obtaining additional lender commitments. We paid down $1.3 billion and $2.0 billion and reborrowed $777.2 million and $2.0 billion in 2019 and 2018, respectively. We may extend the maturity date twice, by one year each, subject to the satisfaction of certain conditions and the payment of an extension fee.

(2)

During 2019, we repaid the outstanding balance of ¥100.0 billion ($897.4 million) on our 2016 Yen Term Loan, primarily with the proceeds from the March 2019 Yen Term Loan. We have the ability to increase the March 2019 Yen Term Loan to ¥120.0 billion ($1.1 billion at December 31, 2019), subject to obtaining additional lender commitments.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for each year through the period ended December 31, 2024, and thereafter were as follows at December 31, 2019 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2020 (1)	$-	$449,360	$10,945	$75,448	$535,753
2021 (2)	184,255	786,380	-	95,646	1,066,281
2022	-	786,380	-	12,007	798,387
2023	-	850,000	131,214	33,981	1,015,195
2024	-	786,380	-	262,375	1,048,755
Thereafter	-	6,080,150	1,308,207	141,989	7,530,346
Subtotal	184,255	9,738,650	1,450,366	621,446	11,994,717
Premiums (discounts), net	-	(46,568)	-	498	(46,070)
Debt issuance costs, net	-	(31,512)	(8,484)	(2,774)	(42,770)
Total	$184,255	$9,660,570	$1,441,882	$619,170	$11,905,877

(1)

As discussed above, in January 2020 we redeemed €400 million ($445.9 million) of senior notes. We expect to repay the remaining amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)	Included in the 2021 maturities was the Revolver that can be extended until 2022.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2019	2018	2017
Gross interest expense	$271,451	$268,942	$328,228
Amortization of debt discounts (premiums), net	3,713	(590)	(13,728)
Amortization of debt issuance costs, net	13,293	13,243	14,479
Interest expense before capitalization	$288,457	$281,595	$328,979
Capitalized amounts	(48,504)	(52,454)	(54,493)
Net interest expense	$239,953	$229,141	$274,486
Total cash paid for interest, net of receipts and amounts capitalized	$214,375	$205,485	$278,313

Early Extinguishment of Debt

Over the last three years, we repurchased or repaid certain debt before the maturity date in an effort to reduce our borrowing costs and extend our debt maturities. As a result, the difference between the recorded debt (including premiums, discounts and related debt issuance costs) and the consideration we paid to retire the debt, including fees, was recognized as gains or losses. Fees associated with the restructuring of debt that meets the modification criteria, along with existing unamortized premium or discount and debt issuance costs, are amortized over the term of the new debt.

The following table summarizes the activity related to the repurchase of debt and the net loss on early extinguishment of debt for 2019 and 2017 (in millions):

	2019	2017
Senior notes:
Original principal amount	$656.3	$1,495.3
Cash purchase price	$669.1	$1,566.5
Secured mortgage debt:
Original principal amount	$432.8	$538.3
Cash repayment price	$432.9	$538.3
Total:
Original principal amount	$1,089.1	$2,033.6
Cash purchase/repayment price	$1,102.0	$2,104.8
Losses on early extinguishment of debt	$16.1	$68.4

In 2018, we recognized $2.6 million in losses primarily due to the extinguishment of $1.8 billion of debt assumed in the DCT Transaction. The loss associated with the DCT Transaction represented the excess of the prepayment penalties of $48.7 million over the $46.5 million premium recorded upon the assumption of the debt.

Financial Debt Covenants

We have $9.7 billion of senior notes and $1.4 billion of term loans outstanding at December 31, 2019 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At December 31, 2019, we were in compliance with all of our financial debt covenants.

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

NOTE 9. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2019, 1.1 billion shares were authorized to be issued by the Parent, of which 1.0 billion shares represent common stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

On August 22, 2018, we issued 96.2 million common shares in the DCT Transaction. See Note 3 for more detail on the transaction.

We did not issue any shares of common stock under our at-the-market program during 2019, 2018 and 2017. We have an equity distribution agreement that allows us to sell up to $750 million aggregate gross sales proceeds of shares of common stock, of which $535.2 million remains available for sale through six designated agents. These agents earn a fee of up to 2% of the gross proceeds as agreed to on a transaction-by-transaction basis.

Under the 2012 Long-Term Incentive Plan, certain of our employees and outside directors are able to participate in equity-based compensation plans. See Note 12 for additional information on equity-based compensation plans.

Preferred Stock

At December 31, 2019 and 2018 our Series Q preferred stock outstanding had a dividend rate of 8.54% and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

Dividends

To comply with the REIT requirements of the IRC, we are generally required to make common and preferred stock dividends (other than capital gain distributions) to our stockholders in amounts that together at least equal (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess noncash income. Our common stock distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the IRC and that allows us to also retain cash to meet other needs, such as capital improvements and other investment activities.

Our tax return for the year ended December 31, 2019 has not been filed. The taxability information presented for our dividends paid in 2019 is based on management’s estimate. Our tax returns for open tax years have not been examined by the Internal Revenue Service, other than those discussed in Note 13. Consequently, the taxability of dividends is subject to change.

In 2019, 2018 and 2017, we paid all of our dividends in cash.

The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2019 (1)	2018	2017
Common Stock:
Ordinary income	$2.08	$1.34	$1.23
Qualified dividend	0.00	0.03	0.01
Capital gains	0.04	0.55	0.52
Total distribution	$2.12	$1.92	$1.76
Preferred Stock – Series Q:
Ordinary income	$4.00	$2.98	$2.91
Qualified dividend	0.01	0.06	0.08
Capital gains	0.26	1.23	1.28
Total dividend	$4.27	$4.27	$4.27

(1)	Taxability for 2019 is estimated.

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

We issued Class A Units in the OP through an acquisition of a portfolio of properties in 2015. The Class A Units generally have the same rights as the existing common limited partnership units of the OP, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units receive a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2019 and 2018, the Class A Units were convertible into 8.1 million and 8.4 million common limited partnership units, respectively. The OP may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common limited partnership units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common limited partnership units. Dividends paid to the Class A Units were $2.58660 annually during the years ended December 31, 2019, 2018 and 2017.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and total liabilities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2019	2018	2019	2018	2019	2018	2019	2018
Prologis U.S. Logistics Venture	55.0%	55.0%	$2,677,846	$2,697,095	$6,077,016	$6,072,087	$99,397	$92,782
Other consolidated entities (1)	various	various	97,548	139,374	849,620	1,045,202	85,186	53,145
Prologis, L.P.			2,775,394	2,836,469	6,926,636	7,117,289	184,583	145,927
Limited partners in Prologis, L.P. (2)(3)			643,263	666,326	-	-	-	-
Prologis, Inc.			$3,418,657	$3,502,795	$6,926,636	$7,117,289	$184,583	$145,927

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2019 and 2018 were exchangeable into cash or, at our option, 0.3 million and 0.7 million shares of the Parent’s common stock, respectively.

(2)

We had 8.6 million and 8.8 million Class A Units that were convertible into 8.1 million and 8.4 million limited partnership units of the OP at December 31, 2019 and 2018, respectively. See Note 10 for further discussion of our Class A Units.

(3)

At December 31, 2019 and 2018, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 6.2 million and 7.2 million shares of the Parent’s common stock, respectively. Also included are the vested OP Long-Term Incentive Plan Units associated with our long-term compensation plans. See further discussion of Long-Term Incentive Plan Units in Note 12.

In January 2020, USLV acquired a portfolio of 127 operating properties aggregating 19.0 million square feet from IPT in a cash transaction, including the assumption of debt. Our investment in the acquisition was approximately $1.1 billion.

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

The awards under the 2012 LTIP have been issued under the following components of our equity-based compensation plans and programs at December 31, 2019: (i) POP; (ii) Prologis Promote Plan (“PPP”); (iii) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iv) annual bonus exchange program. Under all of these components, certain employees may elect to receive their equity award payout either in the form of RSUs or other equity of the Parent or LTIP Units of the OP. No participant can be granted more than 1.5 million shares of common stock under the 2012 LTIP in any one calendar year. Awards may be made under the 2012 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

We have 27.2 million shares reserved for issuance, of which 14.9 million shares of common stock were available for future issuance at December 31, 2019. Each LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We allocate participation points or a percentage of the compensation pool to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3% of the excess value created, subject to a maximum as defined by each performance period. POP awards cannot be paid at a time when our absolute TSR is negative. If after seven years our absolute TSR has not been positive, the awards will be forfeited.

For the 2016 – 2018 and 2017 – 2019 performance periods, awards (“Initial Awards”), equaling in aggregate up to $75 million of the applicable compensation pool, were earned after the end of the initial three-year performance period as the Outperformance Hurdle was met. One-third of any compensation pool amount in excess of $75 million (up to 0.5% of our equity market capitalization) can be earned at the end of each of the three years after the Initial Awards are earned, if our performance meets or exceeds the Index at the end of each of such three years. In addition, participants will not be able to sell or transfer any equity they receive as awards until three years after the end of the initial performance period.

Beginning with the 2018 – 2020 performance period and performance periods thereafter, the plan requires an absolute maximum cap of $100 million on the compensation pool. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement. In 2018, our Named Executive Officers (“NEOs”) adopted the vesting construct of the 2018 – 2020 performance period retroactively for the 2016 – 2018 and 2017 – 2019 performance periods. The change in vesting did not result in a remeasurement event under the accounting rules.

Each participant is eligible to receive a percentage of the total compensation pool based on the number of participation points allocated to the participant, or in the case of our NEOs, a set percentage of the compensation pool. If the performance criteria are met, the participants’ points or compensation pool percentage will be paid in the form of common stock or POP LTIP Units, as elected by the participant. Annually, a participant may exchange their participation points or compensation pool percentage for POP LTIP Units. If the performance criteria are not met, the participants’ points, compensation pool percentage and POP LTIP Units will be forfeited.

At December 31, 2019, all awards were equity classified. We use a Monte Carlo valuation model to value the participation points allocated under the POP.

The following table details the assumptions used for each grant based on the year it was granted (dollars in thousands):

	2019	2018	2017
Risk free interest rate	2.6%	2.1%	1.5%
Expected volatility	20.0%	16.5%	22.2%
Aggregate fair value	$21,200	$23,300	$20,400

Total remaining compensation cost related to the POP at December 31, 2019, was $39.6 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2028, with a weighted average period of 3.2 years.

The performance criteria were met for the 2017 – 2019, 2016 – 2018 and 2015 – 2017 performance periods at the end of the initial three-year performance period, which resulted in awards being earned in January 2020, 2019 and 2018, respectively, in the form of common stock and POP LTIP Units. See below for details on these performance periods (dollars and units in thousands, except average price):

	2017 – 2019	2016 – 2018 (1)	2015 – 2017
Performance pool	$75,000	$88,317	$110,230
Common stock shares	266	423	582
POP LTIP Units and LTIP Units	548	924	1,170
Average price used to determine number of awards	$92.21	$65.57	$62.65

(1)	The 2016 – 2018 performance period includes amounts and awards earned at December 31, 2019 related to the compensation pool in the excess of the Initial Award.

Other Equity-Based Compensation Plans and Programs

Awards may be issued in the form of RSUs or LTIP Units at the participants’ elections under the following equity-based compensation plans and programs. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and the grant date value is charged to compensation expense over the service period. Beginning with the February 2018 grants, the service period was lengthened from three to four years, except for awards under the annual bonus exchange program. Dividends and distributions are paid with respect to both RSUs and LTIP Units during the vesting period, and therefore they are considered participating securities. We do not allocate undistributed earnings to participating securities as our net earnings per share or unit would not be materially different. The value of the dividend is charged to retained earnings for RSUs and the distribution is charged to Net Income Attributable to Noncontrolling Interests in the OP for LTIP Units in the Consolidated Financial Statements of the Parent.

Prologis Promote Plan (“PPP”)

Under the PPP, we establish a compensation pool for certain employees up to 40% of the third-party portion of promotes earned by Prologis from the co-investment ventures. The awards may be settled in some combination of cash and full value awards, at our election.

Annual LTI Equity Award Program (“Annual LTI Award”)

The Annual LTI Award provides for grants to certain employees subject to our performance against benchmark indices that relate to the most recent year’s performance.

Annual Bonus Exchange Program

Under our bonus exchange program, generally all our employees may elect to receive all or a portion of their annual cash bonus in equity. Equity awards granted through the bonus exchange are generally valued at a premium to the cash bonus exchanged and vest over three years, excluding the NEOs. As our NEOs do not receive a bonus exchange premium for participating in the bonus exchange program, the equity they receive upon exchange for their cash bonuses does not have a vesting period.

Summary of Award Activity

RSUs

Each RSU represents the right to receive one share of common stock of the Parent.

The following table summarizes the activity for RSUs for the year ended December 31, 2019 (units in thousands):

	Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2019	1,255	$54.48
Granted	648	74.58
Vested and distributed	(681)	51.82
Forfeited	(57)	62.93
Balance at December 31, 2019	1,165	$68.44

The fair value of stock awards granted and vested was $46.6 million and $35.7 million for 2018, respectively, and $38.5 million and $32.9 million for 2017, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding at December 31, 2019, was $46.0 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2023, with a weighted average period of 1.3 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock (or cash at our option).

The following table summarizes the activity for LTIP Units for the year ended December 31, 2019 (units in thousands):

	Vested LTIP Units	Unvested LTIP Units	Unvested Weighted Average Grant Date Fair Value
Balance at January 1, 2019	3,293	2,177	$56.05
Granted	-	1,223	75.84
Forfeited	-	(21)	66.77
Vested LTIP Units	1,134	(1,134)	54.41
Vested POP LTIP Units (1)	391	-	N/A
Unvested POP LTIP Units (1)	-	433	21.17
Conversion to common limited partnership units	(1,104)	-	N/A
Balance at December 31, 2019	3,714	2,678	$60.06

(1)

Vested and unvested units were based on the POP performance criteria being met for the 2016 – 2018 performance period and represented the earned award amounts. Vested and unvested units are included in the POP award table above.

The fair value of stock awards granted and vested, excluding POP awards, was $82.6 million and $41.2 million for 2018, respectively, and $53.2 million and $28.3 million for 2017, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units, excluding POP, at December 31, 2019, was $101.2 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2023, with a weighted average period of 1.4 years.

Stock Options

We have 0.1 million stock options outstanding and exercisable at December 31, 2019, with a weighted average exercise price of $30.85 and a weighted average life of 0.9 years. The aggregate intrinsic value of exercised options was $11.8 million, $13.8 million, and $28.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. No stock options were granted in the three-year period ended December 31, 2019.

Other Plans

The Prologis 401(k) Plan (the “401(k) Plan”) provides for matching employer contributions of $0.50 for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the 401(k) Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $3.0 million, $2.9 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. In January 2020, the 401(k) Plan was amended to provide for a new matching employer contribution of $0.50 for every dollar contributed by an employee, up to 12% of the employee’s annual compensation (within the statutory compensation limit).

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching within this plan in the three-year period ended December 31, 2019.

NOTE 13. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2019	2018	2017
Domestic	$981,188	$1,078,678	$1,207,503
International	795,175	807,612	608,065
Earnings before income taxes	$1,776,363	$1,886,290	$1,815,568

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2019	2018	2017
Current income tax expense:
U.S. federal	$3,232	$1,727	$214
International	41,855	50,731	45,185
State and local	17,209	9,424	14,215
Total current income tax expense	62,296	61,882	59,614

Deferred income tax expense (benefit):
U.S. federal	(208)	(317)	2,533
International	12,429	1,765	(7,538)
Total deferred income tax expense (benefit)	12,221	1,448	(5,005)
Total income tax expense	$74,517	$63,330	$54,609

Current Income Taxes

Current income tax expense incurred in international jurisdictions over the last three years was due to tax charged on the following: (i) the contribution of real estate properties to our unconsolidated co-investment ventures and sales to third-parties; (ii) recurring and transactional fees earned; and (iii) taxable earnings from unconsolidated co-investment ventures.

For the years ended December 31, 2019, 2018 and 2017, we did not recognize any expense for uncertain tax positions.

During the years ended December 31, 2019, 2018 and 2017, cash paid for income taxes, net of refunds, was $62.1 million, $60.3 million and $46.7 million, respectively.

Deferred Income Taxes

The deferred income tax expense recognized in 2019 and 2018 was due to changes in temporary differences and utilization of NOLs. The deferred income tax benefit recognized in 2017 was principally due to the reversal of deferred tax liabilities from the contribution and disposition of properties.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2019	2018
Gross deferred income tax assets:
NOL carryforwards	$287,516	$336,485
Basis difference – real estate properties	42,472	55,198
Basis difference – equity investments	445	5,448
Basis difference – intangibles	-	1,076
Section 163(j) interest limitation	480	4,771
Capital loss carryforward	1	1
Other – temporary differences	2,754	3,487
Total gross deferred income tax assets	333,668	406,466
Valuation allowance	(299,092)	(379,987)
Gross deferred income tax assets, net of valuation allowance	34,576	26,479
Gross deferred income tax liabilities:
Basis difference – real estate properties	78,113	69,157
Basis difference – equity investments	12,622	2,380
Other – temporary differences	1,898	2,941
Total gross deferred income tax liabilities	92,633	74,478
Net deferred income tax liabilities	$58,057	$47,999

At December 31, 2019, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$72,880	$652,026	$292,213	$117,500	$36,062
Tax-effected NOL carryforward	17,781	149,197	90,116	21,634	8,788
Valuation allowance	(5,542)	(143,552)	(90,116)	(21,634)	(7,188)
Net deferred tax asset – NOL carryforward	$12,239	$5,645	$-	$-	$1,600
Expiration periods	2022 – indefinite	2020 – indefinite	2020 – 2030	2020 – 2029	2020 – indefinite

The deferred tax asset valuation allowance at December 31, 2019, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2019, 2018 and 2017, we believe that we have complied with the REIT requirements of the IRC. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2016 and thereafter.

The liability for uncertain tax positions was $3.0 million at December 31, 2019 and 2018 and consisted of estimated income tax liabilities in Mexico for both periods.

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

The computation of our basic and diluted earnings per share and unit for the years ended December 31 was as follows (in thousands, except per share and unit amounts):

Prologis, Inc.	2019	2018	2017
Net earnings attributable to common stockholders – Basic	$1,566,950	$1,643,426	$1,641,931
Net earnings attributable to exchangeable limited partnership units (1)	46,986	49,743	46,280
Adjusted net earnings attributable to common stockholders – Diluted	$1,613,936	$1,693,169	$1,688,211

Weighted average common shares outstanding – Basic	630,580	567,367	530,400
Incremental weighted average effect on exchange of limited partnership units (1)	19,154	17,768	15,945
Incremental weighted average effect of equity awards	5,169	5,104	5,955
Weighted average common shares outstanding – Diluted (2)	654,903	590,239	552,300

Net earnings per share attributable to common stockholders:
Basic	$2.48	$2.90	$3.10
Diluted	$2.46	$2.87	$3.06

Prologis, L.P.	2019	2018	2017
Net earnings attributable to common unitholders	$1,613,615	$1,692,313	$1,686,945
Net earnings attributable to Class A Units	(20,454)	(24,465)	(26,642)
Net earnings attributable to common unitholders – Basic	1,593,161	1,667,848	1,660,303
Net earnings attributable to Class A Units	20,454	24,465	26,642
Net earnings attributable to exchangeable other limited partnership units	321	856	1,266
Adjusted net earnings attributable to common unitholders – Diluted	$1,613,936	$1,693,169	$1,688,211

Weighted average common partnership units outstanding – Basic	641,128	575,798	536,335
Incremental weighted average effect on exchange of Class A Units	8,231	8,446	8,607
Incremental weighted average effect on exchange of other limited partnership units	375	891	1,403
Incremental weighted average effect of equity awards of Prologis, Inc.	5,169	5,104	5,955
Weighted average common units outstanding – Diluted (2)	654,903	590,239	552,300

Net earnings per unit attributable to common unitholders:
Basic	$2.48	$2.90	$3.10
Diluted	$2.46	$2.87	$3.06

(1)

The exchangeable limited partnership units include the units as discussed in Note 11. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding for the years ended December 31 consisted of the following:

	2019	2018	2017
Class A Units	8,231	8,446	8,607
Other limited partnership units	375	891	1,403
Equity awards	7,933	8,175	9,183
Prologis, L.P.	16,539	17,512	19,193
Common limited partnership units	10,548	8,431	5,935
Prologis, Inc.	27,087	25,943	25,128

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets at December 31 (in thousands):

	2019		2018
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$181	$49	$80	$-
British pound sterling	731	3,823	2,266	324
Canadian dollar	523	1,855	3,336	53
Chinese renminbi	-	81	-	-
Euro	7,135	2,034	7,895	1,922
Japanese yen	3,889	97	3,334	1,318
Mexican peso	-	-	159	-
Swedish krona	-	797	-	-

Interest rate swaps
U.S. dollar	-	-	27	-

Designated derivatives
Foreign currency contracts
Net investment hedges
Brazilian real	-	-	-	3,165
British pound sterling	807	13,189	-	949
Canadian dollar	-	1,926	5,634	-

Interest rate swaps
Cash flow hedges
Euro	-	-	-	428
Total fair value of derivatives	$13,266	$23,851	$22,731	$8,159

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2019							2018						2017
	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Total
Notional amounts at January 1	$55	$314	$118	$177	$-	$5	$669	$56	$233	$132	$153	$-	$574	$38	$197	$78	$144	$457
New contracts	201	619	1,111	85	31	524	2,571	28	252	55	102	423	860	41	143	151	75	410
Matured, expired or settled contracts	(136)	(352)	(1,051)	(80)	-	(514)	(2,133)	(29)	(171)	(69)	(78)	(418)	(765)	(23)	(107)	(97)	(66)	(293)
Notional amounts at December 31	$120	$581	$178	$182	$31	$15	$1,107	$55	$314	$118	$177	$5	$669	$56	$233	$132	$153	$574

Weighted average forward rate at December 31	1.32	1.13	1.32	103.39	9.42			1.28	1.21	1.32	105.17			1.29	1.17	1.29	106.25
Active contracts at December 31	40	53	50	44	20			24	35	24	34			24	29	20	34

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income for the years ended December 31 (in millions, except for number of exercised contracts):

	2019	2018	2017
Exercised contracts	115	89	44
Realized gains (losses) on the matured, expired or settled contracts	$28	$(3)	$13
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(10)	$29	$(51)

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2019					2018					2017
	BRL	CAD	EUR	GBP	Total	BRL	CAD	EUR	GBP	Total	CAD	GBP	Total
Notional amounts at January 1	$460	$100	$-	$127	$687	$-	$99	$-	$-	$99	$100	$46	$146
New contracts	489	97	420	649	1,655	1,568	100	1,053	127	2,848	99	127	226
Matured, expired or settled contracts	(949)	(100)	(420)	(389)	(1,858)	(1,108)	(99)	(1,053)	-	(2,260)	(100)	(173)	(273)
Notional amounts at December 31	$-	$97	$-	$387	$484	$460	$100	$-	$127	$687	$99	$-	$99

Weighted average forward rate at December 31	-	1.32	-	1.29		3.91	1.28	-	1.28		1.34	-
Active contracts at December 31	-	2	-	5		1	2	-	2		2	-

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the years ended December 31 (in millions):

	2019	2018				2017
	EUR	CAD	EUR	USD	Total	CAD
Notional amounts at January 1	$500	$271	$-	$-	$271	$271
New contracts (1)	-	-	500	300	800	-
Matured, expired or settled contracts (1)(2)	(500)	(271)	-	(300)	(571)	-
Notional amounts at December 31	$-	$-	$500	$-	$500	$271

(1)

During 2018, we entered into two interest rate swap contracts with an aggregated notional amount of €400.0 million ($499.7 million) to effectively fix the interest rate on our senior notes bearing a floating rate of Euribor plus 0.3% issued in January 2018. In 2019, the interest rate swap contracts matured and in January 2020 we redeemed the senior notes.

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

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at December 31 (in millions):

	2019	2018	2017
British pound sterling	$329	$269	$436
Euro	$850	$2,645	$3,620

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest for the years ended December 31 (in millions):

	2019	2018	2017
Unrealized gains (losses) on the unhedged portion	$(64)	$96	$(23)

Other Comprehensive Income (Loss)

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income during the periods presented was due to the translation into U.S. dollars from the consolidation of the financial statements of our consolidated subsidiaries whose functional currency is not the U.S. dollar. The change in fair value of the effective portion of our derivative financial instruments that have been designated as net investment hedges and cash flow hedges and the translation of our nonderivative financial instruments as discussed above are also included in Other Comprehensive Income (Loss).

The following table presents these changes in Other Comprehensive Income (Loss) for the years ended December 31 (in thousands):

	2019	2018	2017
Derivative net investment hedges	$(22,600)	$26,457	$(12,762)
Nonderivative net investment hedges	141,675	151,083	(477,755)
Cumulative translation adjustment	(20,593)	(368,130)	553,972
Total foreign currency translation gains (losses), net	$98,482	$(190,590)	$63,455

Cash flow hedges (1)	$4,665	$(5,815)	$12,726
Our share of derivatives from unconsolidated co-investment ventures	(6,000)	4,492	9,865
Total unrealized gains (losses) on derivative contracts, net	$(1,335)	$(1,323)	$22,591
Total change in other comprehensive income (loss)	$97,147	$(191,913)	$86,046

(1)

We estimate an additional expense of $4.2 million will be reclassified to Interest Expense over the next 12 months from December 31, 2019, due to the amortization of previously settled derivatives designated as cash flow hedges.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2019 and 2018, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2019 and 2018 were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis, as detailed in our accounting policy in Note 2. At December 31, 2019 and 2018, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 3 and 4 and assets held for sale or contribution in Note 6.

Fair Value of Financial Instruments

At December 31, 2019 and 2018, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2019 and 2018, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$184,255	$184,255	$50,500	$50,513
Senior notes	9,660,570	10,228,715	8,304,147	8,606,864
Term loans and unsecured other	1,441,882	1,463,841	1,921,428	1,946,335
Secured mortgage	619,170	651,047	813,740	849,417
Total	$11,905,877	$12,527,858	$11,089,815	$11,453,129

The fair value of the senior notes outstanding at December 31, 2019 and 2018 increased as certain issuances yielded higher interest rates than the overall bond yields available in the market, driving a larger increase in the fair value of debt year over year.

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

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire on the completion of the improvements and infrastructure. At December 31, 2019 and 2018, we had $240.6 million and $212.6 million, respectively, outstanding under such arrangements.

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

The following reconciliations are presented in thousands:

	Years Ended December 31,
	2019	2018	2017
Revenues:
Real estate operations segment:
U.S.	$2,645,194	$2,173,279	$2,025,184
Other Americas	94,984	119,954	84,789
Europe	44,356	54,405	73,708
Asia	54,201	50,511	60,564
Total real estate operations segment	2,838,735	2,398,149	2,244,245
Strategic capital segment:
U.S.	86,271	74,618	176,720
Other Americas	40,347	32,434	28,494
Europe	283,909	174,898	106,862
Asia	81,359	124,350	61,813
Total strategic capital segment	491,886	406,300	373,889

Total revenues	3,330,621	2,804,449	2,618,134

Segment net operating income:
Real estate operations segment:
U.S. (1)	1,953,727	1,621,665	1,519,164
Other Americas	69,393	89,044	58,842
Europe	27,525	34,807	51,277
Asia	40,675	38,425	33,234
Total real estate operations segment	2,091,320	1,783,941	1,662,517
Strategic capital segment:
U.S. (1)	(10,945)	4,712	106,471
Other Americas	27,369	19,874	16,811
Europe	246,213	136,240	68,127
Asia	44,588	88,434	27,339
Total strategic capital segment	307,225	249,260	218,748

Total segment net operating income	2,398,545	2,033,201	1,881,265

Reconciling items:
General and administrative expenses	(266,718)	(238,985)	(231,059)
Depreciation and amortization expenses	(1,139,879)	(947,214)	(879,140)
Gains on dispositions of development properties and land, net	467,577	469,817	327,528
Gains on other dispositions of investments in real estate, net	390,241	371,179	855,437
Operating income	1,849,766	1,687,998	1,954,031
Earnings from unconsolidated entities, net	200,178	298,260	248,567
Interest expense	(239,953)	(229,141)	(274,486)
Interest and other income, net	24,213	14,663	13,731
Foreign currency and derivative gains (losses), net	(41,715)	117,096	(57,896)
Losses on early extinguishment of debt, net	(16,126)	(2,586)	(68,379)
Earnings before income taxes	$1,776,363	$1,886,290	$1,815,568

	December 31,
	2019	2018
Segment assets:
Real estate operations segment:
U.S.	$27,999,868	$27,666,200
Other Americas	1,332,237	1,712,862
Europe	1,379,579	1,040,061
Asia	879,072	1,012,253
Total real estate operations segment	31,590,756	31,431,376
Strategic capital segment (2):
U.S.	14,529	15,802
Europe	25,280	25,280
Asia	359	455
Total strategic capital segment	40,168	41,537
Total segment assets	31,630,924	31,472,913

Reconciling items:
Investments in and advances to unconsolidated entities	6,237,371	5,745,294
Assets held for sale or contribution	720,685	622,288
Lease right-of-use assets	111,439	-
Cash and cash equivalents	1,088,855	343,856
Other assets	242,576	233,313
Total reconciling items	8,400,926	6,944,751
Total assets	$40,031,850	$38,417,664

(1)	This includes compensation, personnel costs and PPP awards for employees who were located in the U.S. but also support other geographies.

(2)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at December 31, 2019 and 2018.

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2019, 2018 and 2017 included the following:

•

We recognized Lease ROU Assets and Lease Liabilities on the Consolidated Balance Sheets, including any new leases, renewals, modifications and terminations after January 1, 2019 of $523.8 million and $527.3 million, respectively, related to leases in which we are the lessee.

•

We capitalized $21.4 million, $26.4 million and $28.8 million in 2019, 2018 and 2017, respectively, of equity-based compensation expense. Beginning January 1, 2019, upon adoption of the new lease standard, we capitalized equity-based compensation expenses related to development activities only. Internal costs related to our leasing activities are expensed as incurred.

•

We received $646.8 million, $386.7 million and $153.3 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2019, 2018 and 2017, respectively, as disclosed in Note 5. Included in 2019 was our initial 20.0% investment in PBLV in exchange for our contribution of the initial portfolio of properties to PBLV upon formation.

•	An unconsolidated co-investment venture in Europe declared a distribution of $80.9 million which we subsequently reinvested and increased our ownership in 2019.

•

We and our existing partner in Prologis China Logistics Venture I, LP received equity interests in PCCLF for the contribution of the existing portfolio of assets in 2019. Our ownership percentage in PCCLF was 15.6% subsequent to the contribution.

•

We purchased our partners’ interest in a consolidated venture through the distribution of an operating property for $11.4 million in 2019. We formed a consolidated venture into which our partner contributed $11.8 million of land in 2018.

•	We issued 1.2 million and 1.5 million shares in 2019 and 2017, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We completed the DCT Transaction on August 22, 2018 for $8.5 billion through the issuance of equity and the assumption of debt. See Note 3 for more information on this transaction.

•

We contributed operating properties owned by NAIF to USLF in 2017. As a result, we received $1.1 billion of units or ownership interest in USLF as a portion of our proceeds from this contribution. In addition, USLF acquired the $19.5 million note receivable backed by real estate we received in 2017 and assumed $956.0 million of secured mortgage debt.

•	We received $53.8 million of notes receivable backed by real estate in exchange for the disposition of real estate in 2017.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2019:
Rental revenues	$696,807	$700,689	$710,465	$723,857
Total revenues	$772,052	$790,372	$942,181	$826,016
Rental expenses	$(188,068)	$(181,138)	$(180,864)	$(184,196)
Gains on dispositions of development properties and land, net	$42,441	$196,941	$63,935	$164,260
Gains on other dispositions of investments in real estate, net	$145,767	$27,254	$59,379	$157,841
Operating income	$376,590	$442,056	$471,480	$559,640
Consolidated net earnings	$373,765	$410,826	$491,013	$426,242
Net earnings attributable to common stockholders	$347,047	$383,784	$450,639	$385,480
Net earnings per share attributable to common stockholders – Basic (1)	$0.55	$0.61	$0.71	$0.61
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.55	$0.60	$0.71	$0.61
2018:
Rental revenues	$555,943	$544,679	$608,974	$679,195
Total revenues	$693,656	$621,276	$682,432	$807,085
Rental expenses	$(142,941)	$(133,329)	$(147,184)	$(177,194)
Gains on dispositions of development properties and land, net	$157,568	$63,669	$108,049	$140,531
Gains on other dispositions of investments in real estate, net	$37,543	$30,592	$86,009	$217,035
Operating income	$432,218	$281,555	$375,579	$598,646
Consolidated net earnings	$391,959	$364,991	$375,520	$690,490
Net earnings attributable to common stockholders	$365,902	$334,611	$346,345	$596,568
Net earnings per share attributable to common stockholders – Basic (1)	$0.69	$0.63	$0.60	$0.95
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.68	$0.62	$0.60	$0.94

Prologis, L.P.
2019:
Rental revenues	$696,807	$700,689	$710,465	$723,857
Total revenues	$772,052	$790,372	$942,181	$826,016
Rental expenses	$(188,068)	$(181,138)	$(180,864)	$(184,196)
Gains on dispositions of development properties and land, net	$42,441	$196,941	$63,935	$164,260
Gains on other dispositions of investments in real estate, net	$145,767	$27,254	$59,379	$157,841
Operating income	$376,590	$442,056	$471,480	$559,640
Consolidated net earnings	$373,765	$410,826	$491,013	$426,242
Net earnings attributable to common unitholders	$357,621	$395,470	$463,997	$396,527
Net earnings per unit attributable to common unitholders – Basic (1)	$0.55	$0.61	$0.71	$0.61
Net earnings per unit attributable to common unitholders – Diluted (1)(2)	$0.55	$0.60	$0.71	$0.61
2018:
Rental revenues	$555,943	$544,679	$608,974	$679,195
Total revenues	$693,656	$621,276	$682,432	$807,085
Rental expenses	$(142,941)	$(133,329)	$(147,184)	$(177,194)
Gains on dispositions of development properties and land, net	$157,568	$63,669	$108,049	$140,531
Gains on other dispositions of investments in real estate, net	$37,543	$30,592	$86,009	$217,035
Operating income	$432,218	$281,555	$375,579	$598,646
Consolidated net earnings	$391,959	$364,991	$375,520	$690,490
Net earnings attributable to common unitholders	$376,425	$344,633	$356,765	$614,490
Net earnings per unit attributable to common unitholders – Basic (1)	$0.69	$0.63	$0.60	$0.95
Net earnings per unit attributable to common unitholders – Diluted (1)(2)	$0.68	$0.62	$0.60	$0.94

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

NOTE 20. SUBSEQUENT EVENTS

Acquisition of Liberty Property Trust

On February 4, 2020, Liberty, Liberty OP and New Liberty Holdco merged with and into Prologis, Inc., Prologis L.P., Prologis Merger Sub and Prologis OP Merger Sub, pursuant to which, (i) an indirect wholly owned subsidiary of Liberty merged with and into Liberty, with Liberty continuing as the surviving entity and an indirect wholly owned subsidiary of New Liberty Holdco (the “Company Merger”), (ii) thereafter, New Liberty Holdco merged with and into Prologis Merger Sub, with Prologis Merger Sub continuing as the surviving entity and remaining a wholly owned subsidiary of Prologis, Inc. (the “Topco Merger”), (iii) thereafter, Prologis, Inc. and its applicable subsidiaries and Prologis Merger Sub caused all of the outstanding equity interests of Liberty to be contributed to Prologis L.P. in exchange for the issuance by Prologis L.P. of Prologis L.P. common units to other subsidiaries of Prologis, Inc. and (iv) thereafter, Prologis L.P. Merger Sub merged with and into Liberty OP, with Liberty OP continuing as the surviving entity and a wholly owned subsidiary of Prologis L.P. (the “Partnership Merger” and, collectively with the Company Merger and the Topco Merger, the “Mergers”). The total acquisition price was approximately $13 billion through the issuance of equity based on the value of the Prologis common stock issued using the closing price on February 3, 2020 and the assumption of debt.

In connection with the transaction, at the effective time of the Topco Merger, each issued and outstanding Liberty common share as of immediately prior to the Company Merger was converted automatically into the right to receive 0.675 shares of Prologis, Inc. common stock. At the effective time of the Partnership Merger, each issued and outstanding common unit of Liberty OP as of immediately prior to the Partnership Merger was converted into 0.675 common units of Prologis L.P. After consideration of all applicable factors pursuant to the business combination accounting rules, we expect to treat the Mergers as an asset acquisition and as a result the transaction costs will likely be capitalized to the basis of the acquired properties.

In connection with the Mergers, on November 27, 2019, Liberty and Liberty’s board of directors (the “Liberty Board”) were sued in a putative class action lawsuit, the Stein Action, filed in the United States District Court for the District of Maryland, in connection with Liberty’s proposed merger with Prologis and the related Form S-4. On December 5, 2019, Liberty, Liberty OP, the Liberty board, Prologis, Inc., Prologis L.P., Prologis Merger Sub, Prologis OP Merger Sub and New Liberty Holdco were sued in another putative class action lawsuit, the Thompson Action, also filed in the United States District Court for the District of Delaware, and also in connection with Liberty’s proposed merger with Prologis and the related Form S-4. On December 16, 2019, Liberty and the Liberty Board were sued in a third putative class action lawsuit, the Berlinger Action, filed in the United States District Court for the District of Maryland, also in connection with Liberty’s proposed merger with Prologis and the related Form S-4. On December 16, 2019, Prologis, Liberty and the Liberty Board were sued in a fourth putative class action lawsuit, the Garfield Action, filed in the Court of Common Pleas of Dauphin County, Pennsylvania, also in connection with Liberty’s proposed merger with Prologis and the related Form S-4. Subsequently, in January 2020, the plaintiff in the Garfield Action agreed to dismiss his action with prejudice as to himself and without prejudice as to the remainder of the purported class. On December 19, 2019, Liberty and the Liberty Board were sued in a fifth putative class action lawsuit, the McDonough Action, filed in the United States District Court for the District of New Jersey, also in connection with Liberty’s proposed merger with Prologis and the related Form S-4. On December 20, 2019, Liberty and the Liberty Board were sued in a sixth putative class action lawsuit, the Hagerty Action, filed in the United States District Court for the Southern District of New York, also in connection with Liberty’s proposed merger with Prologis and the related Form S-4. On January 7, 2020, Liberty and the Liberty Board were sued in a seventh putative class action lawsuit, the Yonchuk Action, filed in in the United States District Court for the District of Maryland, in connection with Liberty’s proposed merger with Prologis and the related Form S-4.

The complaints in the Stein Action, Berlinger Action, McDonough Action, Hagerty Action and Yonchuk Action allege that Liberty and the Liberty Board violated federal securities laws by omitting material information from the Form S-4, rendering the Form S-4 materially deficient. The complaint in the Thompson Action alleges the Liberty, Liberty OP and the Liberty Board violated federal securities laws by omitting from the Form S-4, and misrepresenting in the Form S-4, material information, rendering the Form S-4 materially deficient.

In all six outstanding actions, the plaintiffs seek, among other things, (i) rescission of the transaction and/or (ii) damages, and (iii) attorneys' fees and costs in connection with these lawsuits. Although the ultimate outcome of litigation cannot be predicted with certainty, we believe that these lawsuits are without merit and intend to defend against these actions vigorously.

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2019
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties (d)

U.S. Markets
Atlanta	101	(d)	216,372	829,879	272,839	218,105	1,100,985	1,319,090	(206,478)	1994-2019
Austin	10		12,783	52,335	7,859	12,837	60,140	72,977	(22,921)	1994-2015
Baltimore/Washington D.C.	52	(d)	140,823	384,274	149,324	141,824	532,597	674,421	(98,377)	1995-2019
Central and Eastern Pennsylvania	42		252,910	843,408	185,974	258,473	1,023,819	1,282,292	(197,112)	2002-2018
Central Valley	30	(d)	145,885	386,853	512,850	156,628	888,960	1,045,588	(152,639)	1999-2019
Charlotte	16	(d)	15,202	32,889	60,584	17,465	91,210	108,675	(40,658)	1994-2015
Chicago	186	(d)	585,670	1,858,769	358,871	597,329	2,205,981	2,803,310	(518,779)	1995-2019
Cincinnati	28	(d)	51,705	197,745	101,688	54,820	296,318	351,138	(46,498)	1996-2019
Columbus	23	(d)	24,685	121,369	52,230	25,078	173,206	198,284	(75,937)	1996-2015
Dallas/Fort Worth	135	(d)	250,306	1,010,176	298,476	252,403	1,306,555	1,558,958	(324,685)	1994-2019
Denver	35		92,128	295,412	103,038	90,534	400,044	490,578	(106,338)	1993-2019
Houston	105	(d)	171,533	713,667	140,145	171,601	853,744	1,025,345	(164,396)	1993-2018
Indianapolis	19		15,970	85,015	42,463	15,970	127,478	143,448	(47,598)	1995-2018
Jacksonville	1		-	2,892	273	-	3,165	3,165	(2,221)	2011
Kansas City	2		-	14,411	202	-	14,613	14,613	(8,891)	2011
Las Vegas	50		114,573	261,616	156,548	109,231	423,506	532,737	(76,356)	1996-2018
Louisville	11		42,979	226,263	45,185	43,285	271,142	314,427	(64,026)	2005-2015
Nashville	22		61,699	268,238	44,912	63,288	311,561	374,849	(45,442)	1995-2019
New Jersey/New York City	106	(d)	864,493	1,514,057	476,276	862,577	1,992,249	2,854,826	(494,401)	1996-2019
Orlando	48		82,256	320,781	65,185	82,683	385,539	468,222	(75,025)	1994-2018
Phoenix	29		48,572	176,656	50,042	48,563	226,707	275,270	(53,561)	1992-2018
Portland	17	(e)	37,921	104,290	19,199	36,583	124,827	161,410	(29,923)	2006-2019
Reno	17	(d)	23,919	143,324	88,307	25,393	230,157	255,550	(68,685)	1994-2015
San Antonio	20	(d)	25,735	95,828	40,425	25,958	136,030	161,988	(51,898)	1994-2016
San Francisco Bay Area	211	(d)	816,163	1,523,357	321,069	821,459	1,839,130	2,660,589	(589,850)	1993-2019
Seattle	87	(e)	592,228	977,905	287,168	612,918	1,244,383	1,857,301	(178,380)	2008-2019
South Florida	99	(d)	369,762	746,107	198,663	375,397	939,135	1,314,532	(206,516)	1994-2019
Southern California	309	(d)(e)	2,545,605	3,857,820	921,231	2,626,752	4,697,904	7,324,656	(1,144,891)	2005-2019
Subtotal U.S. Markets:	1,811		7,601,877	17,045,336	5,001,026	7,747,154	21,901,085	29,648,239	(5,092,482)

Other Americas Markets
Canada	32	(d)	220,424	381,013	264,917	246,296	620,058	866,354	(109,179)	2008-2019
Mexico	10		100,826	2,287	124,353	105,421	122,045	227,466	(3,921)	2011-2019
Subtotal Other Americas Markets:	42		321,250	383,300	389,270	351,717	742,103	1,093,820	(113,100)

Europe Markets
France	5		9,629	4,804	41,476	8,360	47,549	55,909	(2,985)	2012-2019
Germany	2		10,437	5,418	601	10,437	6,019	16,456	(3,689)	2011
Spain	5		6,396	36,341	12,280	6,696	48,321	55,017	(13,203)	2011-2017
U.K.	2		58,255	27,775	1,969	58,259	29,740	87,999	(1,679)	2018-2019
Subtotal Europe Markets:	14		84,717	74,338	56,326	83,752	131,629	215,381	(21,556)

Asia Markets
China	2		1,372	8,320	109	1,148	8,653	9,801	(2,376)	2011
Japan	2	(d)	33,871	-	145,682	36,437	143,116	179,553	(10,094)	2016-2019
Singapore	5		-	137,142	3,897	-	141,039	141,039	(54,604)	2011
Subtotal Asia Markets:	9		35,243	145,462	149,688	37,585	292,808	330,393	(67,074)
Total Operating Properties	1,876		8,043,087	17,648,436	5,596,310	8,220,208	23,067,625	31,287,833	(5,294,212)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2019				Date of
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Construction/ Acquisition (f)
Development Portfolio

U.S. Markets
Atlanta	1		3,209	-	451	3,209	451	3,660
Baltimore/Washington D.C.	2		4,005	-	9,125	4,005	9,125	13,130
Central Valley	3		14,705	-	60,894	14,705	60,894	75,599		2019
Chicago	3		11,839	-	25,166	11,839	25,166	37,005		2019
Cincinnati	1		750	119	8,232	750	8,351	9,101		2019
Dallas/Fort Worth	5		4,926	-	25,566	4,926	25,566	30,492		2019
Denver	2		13,845	-	31,182	13,845	31,182	45,027		2019
Houston	1		1,672	-	2,401	1,672	2,401	4,073
Indianapolis	1		1,969	-	-	1,969	-	1,969
Las Vegas	2		17,544	-	29,391	17,544	29,391	46,935		2019
Louisville	1		1,788	-	351	1,788	351	2,139
Nashville	1		5,668	-	17,106	5,668	17,106	22,774		2019
New Jersey/New York City	1	(d)	40,963	-	37,821	40,963	37,821	78,784		2019
Orlando	4		24,340	-	16,852	24,340	16,852	41,192
Phoenix	8		43,651	-	42,841	43,651	42,841	86,492		2019
Portland	2		12,959	-	3,588	12,959	3,588	16,547
Reno	1		1,471	-	1,207	1,471	1,207	2,678
San Francisco Bay Area	6		44,177	7,532	77,060	44,177	84,592	128,769		2019
Seattle	2		31,495	-	19,116	31,495	19,116	50,611
South Florida	2		15,145	-	25,037	15,145	25,037	40,182		2019
Southern California	5		38,264	-	135,409	38,264	135,409	173,673
Subtotal U.S. Markets:	54		334,385	7,651	568,796	334,385	576,447	910,832

Other Americas Markets
Canada	1		10,346	-	1,408	10,346	1,408	11,754
Mexico	4		25,890	-	26,911	25,890	26,911	52,801		2019
Subtotal Other Americas Markets:	5		36,236	-	28,319	36,236	28,319	64,555

Europe Markets
Czech Republic	2		7,176	-	18,356	7,176	18,356	25,532		2019
France	4		14,108	-	30,327	14,108	30,327	44,435		2019
Germany	4		16,456	-	27,540	16,456	27,540	43,996		2019
Italy	7		42,451	-	17,010	42,451	17,010	59,461
Netherlands	7		31,468	-	47,771	31,468	47,771	79,239		2019
Poland	4		11,318	-	35,792	11,318	35,792	47,110		2019
Slovakia	2		4,614	-	29,756	4,614	29,756	34,370		2019
Spain	1		10,184	-	11,259	10,184	11,259	21,443		2019
Sweden	1		6,054	-	4,550	6,054	4,550	10,604
U.K.	7		124,163	-	17,672	124,163	17,672	141,835
Subtotal Europe Markets:	39		267,992	-	240,033	267,992	240,033	508,025

Asia Markets
Japan	7	(d)	164,827	-	221,028	164,827	221,028	385,855		2019
Subtotal Asia Markets:	7		164,827	-	221,028	164,827	221,028	385,855
Total Development Portfolio	105		803,440	7,651	1,058,176	803,440	1,065,827	1,869,267

GRAND TOTAL	1,981		8,846,527	17,656,087	6,654,486	9,023,648	24,133,452	33,157,100	(5,294,212)

Schedule III – Footnotes

(a)	The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2019 (in thousands):

Total operating properties and development portfolio per Schedule III	$33,157,100	(g)
Land	1,101,646
Other real estate investments	965,668
Total per Consolidated Balance Sheets	$35,224,414

(b)	The aggregate cost for federal tax purposes at December 31, 2019, of our real estate assets was approximately $23.5 billion (unaudited).

(c)

Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 35 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2019 (in thousands):

Total accumulated depreciation per Schedule III	$5,294,212	(g)
Accumulated depreciation on other real estate investments	143,450
Total per Consolidated Balance Sheets	$5,437,662

(d)

Properties with an aggregate undepreciated cost of $1.7 billion secure $557.0 million of mortgage notes. See Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)

Assessment bonds of $10.9 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $601.9 million. The assessment bonds are included in term loans and unsecured other debt in Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)	Date of construction is provided for properties in the development portfolio that were completed but not yet stabilized.

(g)	The following table summarizes our real estate assets and accumulated depreciation per Schedule III for the years ended December 31 (in thousands):

	2019	2018	2017
Real estate assets:
Balance at beginning of year	$32,774,956	$24,178,816	$25,375,539
Acquisitions of and improvements to operating properties, development activity and net effect of changes in foreign exchange rates and other	2,821,919	10,106,651	2,680,484
Basis of operating properties disposed of	(1,471,764)	(1,461,458)	(3,697,798)
Change in the development portfolio balance, including the acquisition of properties	(273,534)	549,312	161,408
Assets transferred to held for sale and contribution	(694,477)	(598,365)	(340,817)
Balance at end year	$33,157,100	$32,774,956	$24,178,816

Accumulated depreciation:
Balance at beginning of year	$4,550,958	$3,971,501	$3,679,479
Depreciation expense	843,872	703,215	614,756
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(77,583)	(119,029)	(313,584)
Assets transferred to held for sale and contribution	(23,035)	(4,729)	(9,150)
Balance at end of year	$5,294,212	$4,550,958	$3,971,501

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

2.1✓

Amended and Restated Agreement and Plan of Merger, dated as of August 20, 2019, among Industrial Property Trust Inc., Prologis, L.P. and Rockies Acquisition LLC. (incorporated by reference to Exhibit 2.2 to Prologis’ Current Report From 8-K/A filed on August 23, 2019).

2.2✓

Agreement and Plan of Merger, dated as of July 15, 2019, by and among Prologis, L.P., Rockies Acquisition LLC, and Industrial Property Trust Inc. (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report From 8-K filed on July 15, 2019).

2.3✓

Agreement and Plan of Merger, dated as of October 27, 2019, by and among the Prologis Parties and the Liberty Parties. (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report form 8-K filed on October 27, 2019).

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
3.11

Third Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 4, 2020).

4.1†	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 12, 2011).
4.3

Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.4

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

4.9

Indenture dated as of August 1, 2018 among Prologis Euro Finance LLC, Prologis, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).

4.10

First Supplemental Indenture dated as of August 1, 2018 among Prologis Euro Finance LLC, Prologis, L.P., U.S. Bank National Association, as trustee, transfer agent and security registrar and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).

4.11

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

4.13

Second Supplemental Indenture dated as of March 26, 2019 among Prologis Yen Finance LLC, Prologis, L.P. and U.S. Bank National Association as trustee, transfer agent, paying agent and security registrar (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on April 23, 2019).

4.14	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.15	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.16	3.350% Notes due 2021 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.17	Form of 3.000% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).
4.18	Form of 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.19	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.20	Form of 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.21	Form of 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.22	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed October 30, 2015).
4.23	Form of Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on January 26, 2018).
4.24	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 6, 2017).

4.25	Form of Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on January 26, 2018).
4.26	Form of 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.27	Form of 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.28	Form of 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on July 31, 2018).
4.29	Form of 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.30	Form of 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.31	Form of 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.32	Form of 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.33	Form of 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 10-Q filed on April 23, 2019).

4.34	Form of 0.250% Notes due 2027 9incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).

4.35	Form of 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).

4.36	Form of 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).

4.37	Form of Officers’ Certificate related to the 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.38	Form of Officer’s Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.39	Form of Officer’s Certificate related to 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.40	Form of Officers’ Certificate related to the 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.1 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.41	Form of Officers’ Certificate related to the 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 30, 2015).
4.42	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.43	Form of Officers’ Certificate related to Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on January 26, 2018.
4.44	Form of Officer’s Certificate related to 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.45	Form of Officer’s Certificate related to 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.46	Form of Officers’ Certificate related to 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.47	Form of Officers’ Certificate related to 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.48	Form of Officers’ Certificate related to 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.49	Form of Officers’ Certificate related to 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.8 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.50	Form of Officer’s Certificate related to 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).
4.51	Form of Officer’s Certificate related to the 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 10-Q filed in April 23, 2019).
4.52	Form of Officer’s Certificate related to the 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.53	Form of Officer’s Certificate related to the 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.54	Form of Officer’s Certificate related to the 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).

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

10.56

Term Loan Agreement dated as of March 4, 2019 among Prologis GK Holdings Y.K., as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 6, 2019).

10.57

Guaranty of Payment dated as of March 4, 2019 between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the lenders that are from time to time parties to the Term Loan Agreement dated as of March 4, 2019 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on March 6, 2019).

10.58

Amended and Restated Change in Control and Noncompetition Agreement, dated April 30, 2019, between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report From 8-K filed on May 3, 2019).

10.59	Form of Retirement Eligibility Waiver Amendment for Hamid Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on December 10, 2019).

10.60

Form of Retirement Eligibility Waiver Amendment for Named Executive Officers (other than Hamid Moghadam) (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on December 10, 2019).

21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Supplemental United States Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to Prologis’ Current Report on Form 8-K filed June 20, 2016).
99.2	Blackout Notice provided to directors and executive officers of Prologis. (incorporated by reference to Exhibit 99.1 to Prologis’ Current Report on Form 8-K filed November 22, 2019).
101. INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101. SCH†	Inline XBRL Taxonomy Extension Schema
101. CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101. DEF†	Inline XBRL Taxonomy Extension Definition Linkbase

101. LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
✓

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
Hamid R. Moghadam
Chief Executive Officer

Date: February 10, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, Inc., hereby severally constitute Hamid R. Moghadam, Thomas S. Olinger and Edward S. Nekritz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 10, 2020
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 10, 2020
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 10, 2020
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 10, 2020
Cristina G. Bita

/s/ George L. Fotiades	Director	February 10, 2020
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 10, 2020
Lydia H. Kennard

/s/ J. Michael Losh	Director	February 10, 2020
J. Michael Losh

/s/ Irving F. Lyons III	Director	February 10, 2020
Irving F. Lyons III

/s/ David P. O’Connor	Director	February 10, 2020
David P. O’Connor

/s/ Olivier Piani	Director	February 10, 2020
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 10, 2020
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 10, 2020
Carl B. Webb

/s/ William D. Zollars	Director	February 10, 2020
William D. Zollars

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 10, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, L.P., hereby severally constitute Hamid R. Moghadam, Thomas S. Olinger and Edward S. Nekritz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 10, 2020
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 10, 2020
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 10, 2020
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 10, 2020
Cristina G. Bita

/s/ George L. Fotiades	Director	February 10, 2020
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 10, 2020
Lydia H. Kennard

/s/ J. Michael Losh	Director	February 10, 2020
J. Michael Losh

/s/ Irving F. Lyons III	Director	February 10, 2020
Irving F. Lyons III

/s/ David P. O’Connor	Director	February 10, 2020
David P. O’Connor

/s/ Olivier Piani	Director	February 10, 2020
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 10, 2020
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 10, 2020
Carl B. Webb

/s/ William D. Zollars	Director	February 10, 2020
William D. Zollars