Form 10-Q
period 2020-03-31
Prologis, Inc.; Prologis, L.P.
filed 2020-05-01
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Prologis, Inc.’s common stock outstanding at April 27, 2020, was approximately 738,582,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At March 31, 2020, the Parent owned 97.21% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.79% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2020	December 31,
	(Unaudited)	2019
ASSETS
Investments in real estate properties	$48,112,299	$35,224,414
Less accumulated depreciation	5,662,351	5,437,662
Net investments in real estate properties	42,449,948	29,786,752
Investments in and advances to unconsolidated entities	6,834,758	6,237,371
Assets held for sale or contribution	1,975,524	720,685
Net investments in real estate	51,260,230	36,744,808

Lease right-of-use assets	510,191	486,330
Cash and cash equivalents	807,871	1,088,855
Other assets	2,428,955	1,711,857
Total assets	$55,007,247	$40,031,850

LIABILITIES AND EQUITY
Liabilities:
Debt	$15,676,592	$11,905,877
Lease liabilities	498,112	471,634
Accounts payable and accrued expenses	888,341	704,954
Other liabilities	1,168,332	877,601
Total liabilities	18,231,377	13,960,066

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2020 and December 31, 2019	68,948	68,948
Common stock; $0.01 par value; 738,563 shares and 631,797 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	7,386	6,318
Additional paid-in capital	35,416,341	25,719,427
Accumulated other comprehensive loss	(1,142,352)	(990,398)
Distributions in excess of net earnings	(2,090,881)	(2,151,168)
Total Prologis, Inc. stockholders’ equity	32,259,442	22,653,127
Noncontrolling interests	4,516,428	3,418,657
Total equity	36,775,870	26,071,784
Total liabilities and equity	$55,007,247	$40,031,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental	$878,807	$696,807
Strategic capital	96,591	73,805
Development management and other	2,843	1,440
Total revenues	978,241	772,052
Expenses:
Rental	227,618	188,068
Strategic capital	46,574	38,058
General and administrative	69,689	69,701
Depreciation and amortization	345,970	284,009
Other	14,574	3,834
Total expenses	704,425	583,670

Operating income before gains on real estate transactions, net	273,816	188,382
Gains on dispositions of development properties and land, net	162,750	42,441
Gains on other dispositions of investments in real estate, net	31,491	145,767
Operating income	468,057	376,590

Other income (expense):
Earnings from unconsolidated entities, net	88,730	56,666
Interest expense	(75,642)	(60,507)
Interest and other income, net	370	7,910
Foreign currency and derivative gains, net	113,329	8,734
Losses on early extinguishment of debt, net	(42,767)	(2,116)
Total other income	84,020	10,687
Earnings before income taxes	552,077	387,277
Total income tax expense	30,913	13,512
Consolidated net earnings	521,164	373,765
Less net earnings attributable to noncontrolling interests	30,111	25,219
Net earnings attributable to controlling interests	491,053	348,546
Less preferred stock dividends	1,635	1,499
Net earnings attributable to common stockholders	$489,418	$347,047

Weighted average common shares outstanding – Basic	698,272	629,676
Weighted average common shares outstanding – Diluted	723,983	654,359

Net earnings per share attributable to common stockholders – Basic	$0.70	$0.55

Net earnings per share attributable to common stockholders – Diluted	$0.70	$0.55

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Consolidated net earnings	$521,164	$373,765
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(133,533)	60,080
Unrealized losses on derivative contracts, net	(23,448)	(2,633)
Comprehensive income	364,183	431,212
Net earnings attributable to noncontrolling interests	(30,111)	(25,219)
Other comprehensive loss (income) attributable to noncontrolling interests	5,027	(1,982)
Comprehensive income attributable to common stockholders	$339,099	$404,011

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2020 and 2019

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2020	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784
Consolidated net earnings	-	-	-	-	-	491,053	30,111	521,164
Effect of equity compensation plans	-	518	5	(3,121)	-	-	26,439	23,323
Liberty Transaction, net of issuance costs	-	106,723	1,067	9,801,412	-	-	211,567	10,014,046
Repurchases of common shares	-	(539)	(5)	(34,824)	-	-	-	(34,829)
Capital contributions	-	-	-	-	-	-	916,974	916,974
Redemption of noncontrolling interests	-	64	1	2,783	-	-	(19,595)	(16,811)
Foreign currency translation losses, net	-	-	-	-	(129,161)	-	(4,372)	(133,533)
Unrealized losses on derivative contracts, net	-	-	-	-	(22,793)	-	(655)	(23,448)
Reallocation of equity	-	-	-	(69,327)	-	-	69,327	-
Dividends ($0.58 per common share) and other distributions	-	-	-	(9)	-	(430,766)	(132,025)	(562,800)
Balance at March 31, 2020	$68,948	738,563	$7,386	$35,416,341	$(1,142,352)	$(2,090,881)	$4,516,428	$36,775,870

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2019	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888
Consolidated net earnings	-	-	-	-	-	348,546	25,219	373,765
Effect of equity compensation plans	-	764	7	(1,198)	-	-	23,220	22,029
Capital contributions	-	-	-	-	-	-	6,538	6,538
Redemption of noncontrolling interests	-	363	4	2,980	-	-	(43,207)	(40,223)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	-	58,019	-	2,061	60,080
Unrealized losses on derivative contracts, net	-	-	-	-	(2,554)	-	(79)	(2,633)
Reallocation of equity	-	-	-	(33,304)	-	-	33,304	-
Dividends ($0.53 per common share) and other distributions	-	-	-	(16)	-	(336,094)	(47,643)	(383,753)
Balance at March 31, 2019	$68,948	630,743	$6,307	$25,654,449	$(1,029,206)	$(2,366,015)	$3,489,578	$25,824,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Consolidated net earnings	$521,164	$373,765
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(23,738)	(27,912)
Equity-based compensation awards	31,808	31,758
Depreciation and amortization	345,970	284,009
Earnings from unconsolidated entities, net	(88,730)	(56,666)
Operating distributions from unconsolidated entities	106,732	96,401
Decrease in operating receivables from unconsolidated entities	60,739	49,488
Amortization of debt discounts and debt issuance costs, net	1,175	4,162
Gains on dispositions of development properties and land, net	(162,750)	(42,441)
Gains on other dispositions of investments in real estate, net	(31,491)	(145,767)
Unrealized foreign currency and derivative gains, net	(109,726)	(7,158)
Losses on early extinguishment of debt, net	42,767	2,116
Deferred income tax expense	2,993	793
Decrease (increase) in accounts receivable, lease right-of-use assets and other assets	105,648	(13,470)
Decrease in accounts payable and accrued expenses, lease liabilities and other liabilities	(123,468)	(54,164)
Net cash provided by operating activities	679,093	494,914
Investing activities:
Real estate development	(443,044)	(368,596)
Real estate acquisitions	(439,059)	(274,528)
Liberty Transaction, net of cash acquired	(22,659)	-
IPT Transaction, net of cash acquired	(1,664,555)	-
Tenant improvements and lease commissions on previously leased space	(39,396)	(40,338)
Property improvements	(13,639)	(13,612)
Proceeds from dispositions and contributions of real estate properties	723,887	595,496
Investments in and advances to unconsolidated entities	(251,673)	(75,559)
Return of investment from unconsolidated entities	139,900	355,539
Proceeds from repayment of notes receivable backed by real estate	4,312	-
Proceeds from the settlement of net investment hedges	2,352	9,761
Payments on the settlement of net investment hedges	(5,599)	(28,524)
Net cash provided by (used in) investing activities	(2,009,173)	159,639
Financing activities:
Proceeds from issuance of common stock	850	2,482
Repurchase and retirement of common stock	(34,829)	-
Dividends paid on common and preferred stock	(430,766)	(336,094)
Noncontrolling interests contributions	916,974	6,538
Noncontrolling interests distributions	(132,025)	(47,643)
Settlement of noncontrolling interests	(16,811)	(40,223)
Tax paid for shares withheld	(22,736)	(21,094)
Debt and equity issuance costs paid	(31,118)	(14,692)
Net payments on credit facilities	(125,166)	(24,565)
Repurchase of and payments on debt	(4,065,075)	(1,418,438)
Proceeds from the issuance of debt	4,991,113	1,145,095
Net cash provided by (used in) financing activities	1,050,411	(748,634)

Effect of foreign currency exchange rate changes on cash	(1,315)	1,255
Net decrease in cash and cash equivalents	(280,984)	(92,826)
Cash and cash equivalents, beginning of period	1,088,855	343,856
Cash and cash equivalents, end of period	$807,871	$251,030

See Note 13 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2020	December 31,
	(Unaudited)	2019
ASSETS
Investments in real estate properties	$48,112,299	$35,224,414
Less accumulated depreciation	5,662,351	5,437,662
Net investments in real estate properties	42,449,948	29,786,752
Investments in and advances to unconsolidated entities	6,834,758	6,237,371
Assets held for sale or contribution	1,975,524	720,685
Net investments in real estate	51,260,230	36,744,808

Lease right-of-use assets	510,191	486,330
Cash and cash equivalents	807,871	1,088,855
Other assets	2,428,955	1,711,857
Total assets	$55,007,247	$40,031,850

LIABILITIES AND CAPITAL
Liabilities:
Debt	$15,676,592	$11,905,877
Lease liabilities	498,112	471,634
Accounts payable and accrued expenses	888,341	704,954
Other liabilities	1,168,332	877,601
Total liabilities	18,231,377	13,960,066

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	32,190,494	22,584,179
Limited partners – common	573,481	355,076
Limited partners – Class A common	350,961	288,187
Total partners’ capital	33,183,884	23,296,390
Noncontrolling interests	3,591,986	2,775,394
Total capital	36,775,870	26,071,784
Total liabilities and capital	$55,007,247	$40,031,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental	$878,807	$696,807
Strategic capital	96,591	73,805
Development management and other	2,843	1,440
Total revenues	978,241	772,052
Expenses:
Rental	227,618	188,068
Strategic capital	46,574	38,058
General and administrative	69,689	69,701
Depreciation and amortization	345,970	284,009
Other	14,574	3,834
Total expenses	704,425	583,670

Operating income before gains on real estate transactions, net	273,816	188,382
Gains on dispositions of development properties and land, net	162,750	42,441
Gains on other dispositions of investments in real estate, net	31,491	145,767
Operating income	468,057	376,590

Other income (expense):
Earnings from unconsolidated entities, net	88,730	56,666
Interest expense	(75,642)	(60,507)
Interest and other income, net	370	7,910
Foreign currency and derivative gains, net	113,329	8,734
Losses on early extinguishment of debt, net	(42,767)	(2,116)
Total other income	84,020	10,687
Earnings before income taxes	552,077	387,277
Total income tax expense	30,913	13,512
Consolidated net earnings	521,164	373,765
Less net earnings attributable to noncontrolling interests	16,141	14,645
Net earnings attributable to controlling interests	505,023	359,120
Less preferred unit distributions	1,635	1,499
Net earnings attributable to common unitholders	$503,388	$357,621

Weighted average common units outstanding – Basic	710,141	640,504
Weighted average common units outstanding – Diluted	723,983	654,359

Net earnings per unit attributable to common unitholders – Basic	$0.70	$0.55

Net earnings per unit attributable to common unitholders – Diluted	$0.70	$0.55

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Consolidated net earnings	$521,164	$373,765
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(133,533)	60,080
Unrealized losses on derivative contracts, net	(23,448)	(2,633)
Comprehensive income	364,183	431,212
Net earnings attributable to noncontrolling interests	(16,141)	(14,645)
Other comprehensive loss (income) attributable to noncontrolling interests	663	(263)
Comprehensive income attributable to common unitholders	$348,705	$416,304

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

Three Months Ended March 31, 2020 and 2019

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2020	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784
Consolidated net earnings	-	-	-	491,053	-	8,319	-	5,651	16,141	521,164
Effect of equity compensation plans	-	-	518	(3,116)	1,191	26,439	-	-	-	23,323
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,479	2,288	210,190	-	-	1,377	10,014,046
Repurchases of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Capital contributions	-	-	-	-	-	-	-	-	916,974	916,974
Redemption of limited partners units	-	-	64	2,784	(254)	(19,595)	-	-	-	(16,811)
Foreign currency translation losses, net	-	-	-	(129,161)	-	(2,301)	-	(1,408)	(663)	(133,533)
Unrealized losses on derivative contracts, net	-	-	-	(22,793)	-	(406)	-	(249)	-	(23,448)
Reallocation of capital	-	-	-	(69,327)	-	4,977	-	64,350	-	-
Distributions ($0.58 per common unit) and other	-	-	-	(430,775)	-	(9,218)	-	(5,570)	(117,237)	(562,800)
Balance at March 31, 2020	1,379	$68,948	738,563	$32,190,494	13,158	$573,481	8,613	$350,961	$3,591,986	$36,775,870

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2019	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	348,546	-	5,968	-	4,606	14,645	373,765
Effect of equity compensation plans	-	-	764	(1,191)	1,355	23,220	-	-	-	22,029
Capital contributions	-	-	-	-	-	-	-	-	6,538	6,538
Redemption of noncontrolling interests	-	-	-	(9,835)	-	-	-	-	(11,258)	(21,093)
Redemption of limited partners units	-	-	363	12,819	(661)	(31,949)	-	-	-	(19,130)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	58,019	-	1,031	-	767	263	60,080
Unrealized losses on derivative contracts, net	-	-	-	(2,554)	-	(45)	-	(34)	-	(2,633)
Reallocation of capital	-	-	-	(33,304)	-	33,634	-	(330)	-	-
Distributions ($0.53 per common unit) and other	-	-	-	(336,110)	-	(7,414)	-	(5,723)	(34,506)	(383,753)
Balance at March 31, 2019	1,379	$68,948	630,743	$22,265,535	11,210	$395,726	8,849	$294,331	$2,799,521	$25,824,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Consolidated net earnings	$521,164	$373,765
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(23,738)	(27,912)
Equity-based compensation awards	31,808	31,758
Depreciation and amortization	345,970	284,009
Earnings from unconsolidated entities, net	(88,730)	(56,666)
Operating distributions from unconsolidated entities	106,732	96,401
Decrease in operating receivables from unconsolidated entities	60,739	49,488
Amortization of debt discounts and debt issuance costs, net	1,175	4,162
Gains on dispositions of development properties and land, net	(162,750)	(42,441)
Gains on other dispositions of investments in real estate, net	(31,491)	(145,767)
Unrealized foreign currency and derivative gains, net	(109,726)	(7,158)
Losses on early extinguishment of debt, net	42,767	2,116
Deferred income tax expense	2,993	793
Decrease (increase) in accounts receivable, lease right-of-use assets and other assets	105,648	(13,470)
Decrease in accounts payable and accrued expenses, lease liabilities and other liabilities	(123,468)	(54,164)
Net cash provided by operating activities	679,093	494,914
Investing activities:
Real estate development	(443,044)	(368,596)
Real estate acquisitions	(439,059)	(274,528)
Liberty Transaction, net of cash acquired	(22,659)	-
IPT Transaction, net of cash acquired	(1,664,555)	-
Tenant improvements and lease commissions on previously leased space	(39,396)	(40,338)
Property improvements	(13,639)	(13,612)
Proceeds from dispositions and contributions of real estate properties	723,887	595,496
Investments in and advances to unconsolidated entities	(251,673)	(75,559)
Return of investment from unconsolidated entities	139,900	355,539
Proceeds from repayment of notes receivable backed by real estate	4,312	-
Proceeds from the settlement of net investment hedges	2,352	9,761
Payments on the settlement of net investment hedges	(5,599)	(28,524)
Net cash provided by (used in) investing activities	(2,009,173)	159,639
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	850	2,482
Repurchase and retirement of common units	(34,829)	-
Distributions paid on common and preferred units	(445,554)	(349,231)
Noncontrolling interests contributions	916,974	6,538
Noncontrolling interests distributions	(117,237)	(34,506)
Settlement of noncontrolling interests	-	(21,093)
Redemption of common limited partnership units	(16,811)	(19,130)
Tax paid for shares of the Parent withheld	(22,736)	(21,094)
Debt and equity issuance costs paid	(31,118)	(14,692)
Net payments on credit facilities	(125,166)	(24,565)
Repurchase of and payments on debt	(4,065,075)	(1,418,438)
Proceeds from the issuance of debt	4,991,113	1,145,095
Net cash provided by (used in) financing activities	1,050,411	(748,634)

Effect of foreign currency exchange rate changes on cash	(1,315)	1,255
Net decrease in cash and cash equivalents	(280,984)	(92,826)
Cash and cash equivalents, beginning of period	1,088,855	343,856
Cash and cash equivalents, end of period	$807,871	$251,030

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2020, the Parent owned a 97.21% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.79% common limited partnership interests, which include 8.6 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the OP for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, and other public information.

New Accounting Pronouncements.

Accounting for Lease Concessions Related to the Effects of the Coronavirus (“COVID-19”) Pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which we adopted on January 1, 2019.  For rent deferrals granted as of April 27th, we are allowing customers to defer rental payments until later in 2020, in exchange for a note receivable, and we are continuing to recognize rental revenue during the period. In accordance with the Q&A, we are electing to not apply the lease modification guidance to concessions that result in deferred rent as the total cash flows required by the modified lease agreements are materially the same as the cash flows required under the original lease and there are no substantive changes to the consideration. As of April 27, 2020, we have granted deferral requests of $8.6 million with an average of 30 days of rent deferred per customer. If we grant concessions to a customer that modify the terms and significantly change the underlying cash flows of the original lease for the remaining term, we will account for these changes as a lease modification.

Reference Rate Reform. In March 2020, the FASB issued an Accounting Standard Update (“ASU”) that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate. In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. We refer to this transition as “reference rate reform.”

The first practical expedient allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (i) the contract referenced an IBOR rate that is expected to be discontinued; (ii) the modified terms directly replace or have the potential to replace the IBOR rate that is expected to be discontinued; and (iii) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous accounting determination.

The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship. This allows for companies to continue applying hedge accounting to existing cash flow and net investment hedges.

The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting practical expedient to our net investment hedges and cash flow hedges. We will continue to evaluate our debt, derivative and lease contracts that are eligible for modification relief and may apply those elections as needed.

NOTE 2. LIBERTY TRANSACTION

On February 4, 2020, we acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty” or the “Liberty Transaction”).

The Liberty Transaction was completed for $13.0 billion through the issuance of equity based on the value of the Prologis common stock and units issued of $10.0 billion and the assumption of debt of $2.8 billion, and includes transaction costs. In connection with the transaction, each issued and outstanding share or unit held by a Liberty stockholder or unitholder was converted automatically into 0.675 shares of Prologis common stock or common units of Prologis, L.P., respectively, including shares and units under Liberty’s equity incentive plan that became fully vested at closing.

Through the Liberty Transaction, we acquired a portfolio primarily comprised of logistics real estate assets, including 519 industrial operating properties, aggregating 99.6 million square feet, which are highly complementary to our U.S. portfolio in terms of product quality, location and growth potential in our key markets. There was approximately 34 million square feet of non-strategic industrial properties acquired in the Liberty Transaction for which our intent is not to operate these properties long-term. Depending on the expected hold period, these assets are either classified as Assets Held for Sale or Contribution or Other Real Estate Investments in the Consolidated Balance Sheets. In addition, we acquired an ownership interest in eight other ventures that own industrial and office properties.

The aggregate equity consideration is calculated below (in millions, except price per share):

Number of Prologis shares and units issued upon conversion of Liberty shares and units at February 4, 2020	109.01
Multiplied by closing price of Prologis' common stock on February 3, 2020	$91.87
Fair value of Prologis shares and units issued	$10,015

We accounted for the Liberty Transaction as an asset acquisition and as a result, the transaction costs were capitalized to the basis of the acquired properties. Transaction costs included investment banker advisory fees, legal fees and other costs. Under acquisition accounting, the total purchase price was allocated to the Liberty real estate properties, excluding those held for sale, on a relative fair value basis. Other monetary assets acquired and liabilities assumed, including debt, are recorded at fair value. The purchase price allocation of Liberty resulted primarily in net investments in real estate and related net intangible assets financed by the issuance of Prologis shares and units and the assumption of debt.

In connection with the Liberty Transaction and the related Form S-4, on December 19, 2019, Liberty and Liberty’s board of directors (the “Liberty Board”) were sued in a putative class action lawsuit, the McDonough Action, filed in the United States District Court for the District of New Jersey. On January 7, 2020, Liberty and the Liberty Board were sued in another putative class action lawsuit, the Yonchuk Action, filed in in the United States District Court for the District of Maryland, in connection with the Liberty Transaction and the related Form S-4. The complaints in the McDonough Action and Yonchuk Action allege that Liberty and the Liberty Board violated federal securities laws by omitting material information from the Form S-4, rendering the Form S-4 materially deficient.

In both outstanding actions, the plaintiffs seek, among other things, (i) rescission of the transaction and/or (ii) damages, and (iii) attorneys' fees and costs in connection with these lawsuits. Although the ultimate outcome of litigation cannot be predicted with certainty, we believe that these lawsuits are without merit and intend to defend against these actions vigorously.

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2020 (1)	2019	2020 (1)	2019	2020 (1)	2019
Operating properties:
Buildings and improvements	439,507	354,297	2,260	1,876	$30,471,635	$23,067,625
Improved land					11,957,756	8,220,208
Development portfolio, including land costs:
Prestabilized	6,622	9,133	24	28	510,338	784,584
Properties under development	27,617	26,893	71	77	1,326,456	1,084,683
Land (2)					1,463,982	1,101,646
Other real estate investments (3)					2,382,132	965,668
Total investments in real estate properties					48,112,299	35,224,414
Less accumulated depreciation					5,662,351	5,437,662
Net investments in real estate properties					$42,449,948	$29,786,752

(1)

The portfolio acquired in the Liberty Transaction, excluding properties classified as Assets Held for Sale or Contribution, was included in investments in real estate properties at March 31, 2020. See Note 2 for more information.

(2)	At March 31, 2020 and December 31, 2019, our land is comprised of 5,870 and 4,411 acres, respectively.

(3)

Included in other real estate investments were: (i) non-strategic real estate assets acquired in the Liberty Transaction for which our intent is not to operate these properties long-term; (ii) land parcels that are ground leased to third parties; (iii) non-logistics real estate; (iv) our corporate headquarters; (v) costs related to future development projects, including purchase options on land; (vi) earnest money deposits associated with potential acquisitions; and (vii) infrastructure costs related to projects we are developing on behalf of others.

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Liberty Transaction as discussed in Note 2 (dollars and square feet in thousands):

	Three Months Ended March 31,
	2020 (1)	2019
Number of operating properties	137	12
Square feet	20,256	967
Acres of land	267	188
Acquisition cost of net investments in real estate (2)	$2,393,767	$312,252

(1)

On January 8, 2020, our two U.S. co-investment ventures, Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”) and Prologis U.S. Logistics Venture (“USLV”), acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for $2.0 billion each in a cash transaction, including transaction costs and the assumption and repayment of debt (the “IPT Transaction”). As USLV is a consolidated co-investment venture, the number of operating properties, square feet and acquisition cost are included in the consolidated acquisition activity. For further discussion on the acquisition by USLF, see Note 4, and for USLV, see Notes 6 and 8.

(2)

Includes the acquisition cost of properties classified in other real estate investments of $86.8 million for the three months ended March 31, 2020. We did not acquire properties classified in other real estate investments during the three months ended March 31, 2019.

Dispositions

The following table summarizes our dispositions of net investments in real estate (dollars and square feet in thousands):

	Three Months Ended March 31,
	2020	2019
Dispositions of development properties and land, net
Contributions to unconsolidated entities
Number of properties	9	5
Square feet	3,524	1,212
Net proceeds	$554,343	$124,322
Gains on contributions, net	$144,745	$30,833

Dispositions to third parties
Number of properties	2	2
Square feet	1,112	670
Net proceeds	$79,220	$52,024
Gains on dispositions, net	$18,005	$11,608
Total gains on dispositions of development properties and land, net	$162,750	$42,441

Other dispositions of investments in real estate, net (1)
Number of properties	18	14
Square feet	2,305	6,937
Net proceeds	$160,557	$619,843
Gains on contributions and dispositions, net	$31,491	$10,745
Gains on partial redemption of investment in an unconsolidated co-investment venture (2)	$-	$135,022
Total gains on other dispositions of investments in real estate, net	$31,491	$145,767

(1)

In January 2019, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 6.9 million square feet and 371 acres of land. We received cash proceeds and units for our 20.0% equity interest.

(2)	In February 2019, we redeemed a portion of our investment in a European unconsolidated co-investment venture.

NOTE 4. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are related parties and are accounted for using the equity method of accounting. See Note 8 for more detail regarding our consolidated investments that are not wholly owned.

We also have investments in other ventures, generally with one partner and that we do not manage, which we account for using the equity method. We refer to our investments in both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	March 31,	December 31,
	2020	2019
Unconsolidated co-investment ventures	$5,910,369	$5,873,784
Other ventures (1)	924,389	363,587
Total	$6,834,758	$6,237,371

(1)	In February 2020, we completed the Liberty Transaction and acquired an equity method investment in eight ventures.

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2020	2019
Recurring fees	$74,687	$62,117
Transactional fees	19,960	11,348
Promote revenue	591	-
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$95,238	$73,465

(1)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	Mar 31, 2020 (1)	Dec 31, 2019	Mar 31, 2020 (2)	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Key property information:
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	689	605	214	214	745	731	151	144	1,799	1,694
Square feet	112	99	45	44	178	176	63	59	398	378

Financial position:
Total assets ($)	10,301	8,408	2,871	2,707	14,444	14,677	9,236	8,758	36,852	34,550
Third-party debt ($)	2,925	2,130	770	769	3,148	3,213	3,550	3,296	10,393	9,408
Total liabilities ($)	3,371	2,514	807	801	4,491	4,575	3,992	3,751	12,661	11,641

Our investment balance ($) (3)	1,720	1,728	791	658	2,678	2,800	721	688	5,910	5,874
Our weighted average ownership (4)	24.8%	27.3%	40.8%	39.1%	30.0%	30.2%	15.2%	15.1%	25.8%	27.1%

	U.S.		Other Americas		Europe		Asia		Total
Operating Information:	Mar 31, 2020 (1)	Mar 31, 2019	Mar 31, 2020 (2)	Mar 31, 2019	Mar 31, 2020	Mar 31, 2019	Mar 31, 2020	Mar 31, 2019	Mar 31, 2020	Mar 31, 2019
For the three months ended:
Total revenues ($)	233	179	68	67	290	271	138	120	729	637
Net earnings ($)	34	29	23	34	78	71	26	37	161	171

Our earnings from unconsolidated co-investment ventures, net ($)	9	9	9	13	25	25	4	6	47	53

(1)

In January 2020, USLF acquired a portfolio of 108 operating properties, aggregating 18.3 million square feet, in the IPT Transaction for cash consideration of $2.0 billion, including transaction costs and the assumption and repayment of debt.

(2)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(3)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2020 and December 31, 2019, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($94.7 million and $152.0 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(4)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At March 31, 2020, our remaining equity commitments were $366.7 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2020 to 2026.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2020 and December 31, 2019. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution, including certain properties acquired through the Liberty Transaction and the IPT Transaction, consisted of the following (dollars and square feet in thousands):

	March 31,	December 31,
	2020	2019
Number of operating properties	161	28
Square feet	24,935	9,371
Total assets held for sale or contribution	$1,975,524	$720,685
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$46,515	$41,994

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	March 31, 2020		December 31, 2019
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	0.4%	$52,522	0.4%	$184,255
Senior notes (3)	2.3%	13,045,081	2.4%	9,660,570
Term loans and unsecured other (3)	1.1%	1,930,955	0.9%	1,441,882
Secured mortgage (3)(4)	3.7%	648,034	3.4%	619,170
Total	2.2%	$15,676,592	2.2%	$11,905,877

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of a designated interest rate swap, which effectively fixes the interest rate on the related variable rate debt.

(2)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2020		December 31, 2019
	Amount Outstanding	% of Total	Amount Outstanding	% of Total
British pound sterling	$1,085,836	6.9%	$656,549	5.5%
Canadian dollar	255,073	1.6%	279,730	2.3%
Euro	6,236,824	39.8%	6,128,986	51.5%
Japanese yen	2,078,927	13.3%	2,329,381	19.6%
U.S. dollar	6,019,932	38.4%	2,511,231	21.1%
Total	$15,676,592		$11,905,877

(3)

Through the Liberty Transaction, we assumed approximately $2.5 billion of senior notes, $246.9 million of secured mortgage debt and a $100.1 million term loan with a weighted average stated interest rate of 3.8%. Prior to March 31, 2020, we paid down $1.8 billion of the assumed debt with senior notes we issued at lower rates in February 2020, as detailed below. See below for additional activity on debt assumed and early extinguishment of debt in the Liberty Transaction.

(4)

Through the IPT Transaction, USLV assumed approximately $341.8 million of secured mortgage debt, all of which was paid down at closing. See below for early extinguishment of debt in the IPT Transaction.

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

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($460.7 million at March 31, 2020). We have the ability to increase the Revolver to ¥65.0 billion ($598.9 million at March 31, 2020), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Revolver is scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

The following table summarizes information about our Credit Facilities at March 31, 2020 (in millions):

Aggregate lender commitments	$3,923
Less:
Borrowings outstanding	53
Outstanding letters of credit	40
Current availability	$3,830

Senior Notes

The following table summarizes the issuances and redemptions of senior notes during the three months ended March 31, 2020 (principal in thousands):

	Aggregate Principal
Initial Borrowing Date	Borrowing Currency	USD (1)	Weighted Average Stated Interest Rate at March 31, 2020	Maturity Dates
February (2)	€1,350,000	$1,485,405	0.8%	February 2022 – 2035
February (2)	$2,200,000	$2,200,000	2.6%	April 2027 – 2050
February	£250,000	$322,490	1.9%	February 2035

	Aggregate Principal
Redemption Date	Borrowing Currency	USD (1)	Stated Interest Rate	Maturity Date
January	€400,000	$445,880	Euribor plus 0.3%	January 2020
March (2)	€700,000	$783,090	1.4%	May 2021

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)

We utilized the proceeds from these issuances to redeem $1.7 billion of senior notes assumed in the Liberty Transaction, as discussed above, and our €700.0 million ($783.1 million) senior notes due in May 2021. The remainder of the proceeds were used for the repayment of other debt and general corporate purposes.

In February 2020, we completed an exchange offer for two series of Liberty’s senior notes for an aggregate amount of $750.0 million, with $689.8 million, or 92%, of the aggregate principal amount being validly tendered for exchange. These senior notes are in the aggregate principal amounts of $400.0 million due in October 2026 with an interest rate of 3.3% and $350.0 million due in February 2029 with an interest rate of 4.4%. The senior notes were exchanged for notes issued by a wholly owned subsidiary and guaranteed by the OP. As a result of the exchange offer, we have no separate remaining financial reporting obligations or financial covenants associated with the senior notes assumed in the Liberty Transaction. All other terms of the newly issued senior notes remained substantially the same.

Term Loans

During the three months ended March 31, 2020, we extended the maturity of the multi-currency term loan (“2017 Term Loan”) by one year until May 2021. We may extend the maturity date by one more year to 2022, subject to the satisfaction of certain conditions and the payment of an extension fee. During the three months ended March 31, 2020 and 2019, we borrowed a net $500.0 million and paid down $500.0 million on the 2017 Term Loan, respectively.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2020 and for each year through the period ended December 31, 2024, and thereafter were as follows at March 31, 2020 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2020 (1)	$-	$-	$10,785	$19,109	$29,894
2021 (1)(2)(3)	52,522	-	500,000	30,895	583,417
2022	-	931,260	-	11,745	943,005
2023	-	850,000	119,617	33,719	1,003,336
2024	-	766,920	-	262,138	1,029,058
Thereafter	-	10,528,222	1,308,454	289,832	12,126,508
Subtotal	52,522	13,076,402	1,938,856	647,438	15,715,218
Unamortized net premiums	-	26,219	-	2,864	29,083
Unamortized debt issuance costs	-	(57,540)	(7,901)	(2,268)	(67,709)
Total	$52,522	$13,045,081	$1,930,955	$648,034	$15,676,592

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2021 maturities is the 2017 Term Loan that can be extended until 2022.

(3)	Included in the 2021 maturities is the Revolver that can be extended until 2022.

Early Extinguishment of Debt

During the three months ended March 31, 2020, we recognized $42.8 million in losses, mostly due to the redemption of the €700.0 million ($783.1 million) senior notes in March and the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. During the three months ended March 31, 2019, losses on early extinguishment of debt were not significant.

Financial Debt Covenants

We have $13.0 billion of senior notes and $1.9 billion of term loans outstanding at March 31, 2020 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At March 31, 2020, we were in compliance with all of our financial debt covenants.

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

NOTE 7. STOCKHOLDER’S EQUITY OF PROLOGIS, INC.

In March 2020, the Board of Directors authorized a new share purchase program for the repurchase of outstanding shares of our common stock on the open market or in privately negotiated transactions for an aggregate purchase price of up to $1.0 billion. During the three months ended March 31, 2020, we repurchased and retired 0.5 million shares of common stock for an aggregate price of $34.8 million at a weighted average price of $64.66 per share on the open market.

NOTE 8. NONCONTROLLING INTERESTS

Prologis, L.P.

We report noncontrolling interests related to several entities we consolidate but of which we do not own 100% of the equity. These entities include two real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are redeemable for cash or, at our option, into shares of the Parent’s common stock, generally at a rate of one share of common stock to one limited partnership unit. We also consolidate certain entities in which we do not own 100% of the equity, but the equity of these entities is not exchangeable into our common stock.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and liabilities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Prologis U.S. Logistics Venture (1)	55.0%	55.0%	$3,493,533	$2,677,846	$7,879,419	$6,077,016	$123,772	$99,397
Other consolidated entities (2)	various	various	98,453	97,548	1,004,525	849,620	79,221	85,186
Prologis, L.P.			3,591,986	2,775,394	8,883,944	6,926,636	202,993	184,583
Limited partners in Prologis, L.P. (3)(4)			924,442	643,263	-	-	-	-
Prologis, Inc.			$4,516,428	$3,418,657	$8,883,944	$6,926,636	$202,993	$184,583

(1)

As discussed in Note 3, in January 2020, USLV acquired a portfolio of 127 operating properties, aggregating 19.0 million square feet, in the IPT Transaction for $2.0 billion, including transaction costs and the assumption and repayment of debt.

(2)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at March 31, 2020 and December 31, 2019 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(3)	We had 8.6 million Class A Units that were convertible into 8.1 million limited partnership units of the OP at March 31, 2020 and December 31, 2019.

(4)

At March 31, 2020 and December 31, 2019, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 8.5 million and 6.2 million shares of the Parent’s common stock, respectively. We issued 2.3 million limited partnership units in the Liberty Transaction. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan. See further discussion of LTIP Units in Note 9.

NOTE 9. LONG-TERM COMPENSATION

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We allocate participation points or a percentage of the compensation pool to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3% of the excess value created, subject to a maximum as defined for each performance period. POP awards cannot be paid at a time when our absolute TSR is negative, therefore, if after seven years the TSR has not been positive, the awards will be forfeited.

We granted participation points for the 2020 – 2022 performance period in January 2020, with a fair value of $28.8 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 1.7% and an expected volatility of 16.0%. The 2020 – 2022 performance period has an absolute maximum cap of $100 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the three-year performance period is subject to an additional three-year holding requirement.

The Outperformance Hurdle was met for the 2017 – 2019 performance period, which resulted in awards being earned at December 31, 2019. Initial awards of $75.0 million in aggregate were awarded in January 2020 in the form of 0.3 million shares of common stock and 0.5 million POP LTIP Units and LTIP Units. Participants are not able to sell or transfer equity awards received until three years after the end of the initial period. One-third of the remaining compensation pool in excess of the $75 million aggregate initial award amounts can be earned at the end of each of the three years following the end of the initial three-year performance period if our performance meets or exceeds the MSCI US REIT Index at the end of each of such three years. Vesting for the 2017 – 2019 performance period for our Named Executive Officers (“NEOs”) follows the construct of the 2020 – 2022 performance period as described above, such that 20% of any amounts earned were awarded in January 2020 subject to a three-year holding period, and 80% of amounts earned at December 31, 2019 will cliff vest at the end of the seventh year following the initial three-year performance period.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the three months ended March 31, 2020 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2020	1,165	$68.44
Granted	362	93.17
Vested and distributed	(437)	61.74
Forfeited	(23)	73.64
Balance at March 31, 2020	1,067	$77.68

LTIP Units

The following table summarizes the activity for LTIP Units for the three months ended March 31, 2020 (units in thousands):

	Vested	Unvested	Unvested Weighted Average
	LTIP Units	LTIP Units	Grant Date Fair Value
Balance at January 1, 2020	3,714	2,678	$60.06
Granted	-	658	93.23
Vested LTIP Units	888	(888)	64.12
Vested POP LTIP Units (1)	303	-	N/A
Unvested POP LTIP Units (1)	-	345	19.03
Conversion to common limited partnership units	(201)	-	N/A
Balance at March 31, 2020	4,704	2,793	$61.44

(1)

Vested and unvested units were based on the POP performance criteria being met for the 2017 – 2019 performance period and represented the earned award amounts. Vested and unvested units are included in the award discussion above. These amounts also include awards earned for prior performance periods related to the compensation pool in excess of the initial award.

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2020	2019
Net earnings attributable to common stockholders – Basic	$489,418	$347,047
Net earnings attributable to exchangeable limited partnership units (1)	14,049	10,657
Adjusted net earnings attributable to common stockholders – Diluted	$503,467	$357,704

Weighted average common shares outstanding – Basic	698,272	629,676
Incremental weighted average effect on exchange of limited partnership units (1)	20,230	19,718
Incremental weighted average effect of equity awards	5,481	4,965
Weighted average common shares outstanding – Diluted (2)	723,983	654,359

Net earnings per share attributable to common stockholders:
Basic	$0.70	$0.55
Diluted	$0.70	$0.55

	Three Months Ended
	March 31,
Prologis, L.P.	2020	2019
Net earnings attributable to common unitholders	$503,388	$357,621
Net earnings attributable to Class A Units	(5,651)	(4,606)
Net earnings attributable to common unitholders – Basic	497,737	353,015
Net earnings attributable to Class A Units	5,651	4,606
Net earnings attributable to exchangeable other limited partnership units	79	83
Adjusted net earnings attributable to common unitholders – Diluted	$503,467	$357,704

Weighted average common partnership units outstanding – Basic	710,141	640,504
Incremental weighted average effect on exchange of Class A Units	8,062	8,356
Incremental weighted average effect on exchange of other limited partnership units	299	534
Incremental weighted average effect of equity awards of Prologis, Inc.	5,481	4,965
Weighted average common units outstanding – Diluted (2)	723,983	654,359

Net earnings per unit attributable to common unitholders:
Basic	$0.70	$0.55
Diluted	$0.70	$0.55

(1)

The exchangeable limited partnership units include the units as discussed in Note 8. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
Class A Units	8,062	8,356
Other limited partnership units	299	534
Equity awards	7,709	7,673
Prologis, L.P.	16,070	16,563
Common limited partnership units	11,869	10,828
Prologis, Inc.	27,939	27,391

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	March 31, 2020		December 31, 2019
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$1,861	$-	$181	$49
British pound sterling	11,333	33	731	3,823
Canadian dollar	7,070	-	523	1,855
Chinese renminbi	3	23	-	81
Euro	13,765	5	7,135	2,034
Japanese yen	6,133	1	3,889	97
Swedish krona	1,638	-	-	797

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	10,141	1,432	807	13,189
Canadian dollar	5,590	-	-	1,926

Interest rate swaps
Cash flow hedges
Euro	106	-	-	-
Total fair value of derivatives	$57,640	$1,494	$13,266	$23,851

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2020							2019
	CAD	EUR	GBP	JPY	SEK	Other	Total	BRL	CAD	EUR	GBP	JPY	Total
Notional amounts at January 1 ($)	120	581	178	182	31	15	1,107	5	55	314	118	177	669
New contracts ($)	-	809	294	60	9	19	1,191	489	-	-	112	-	601
Matured, expired or settled contracts ($)	(11)	(1,003)	(267)	(15)	(3)	(23)	(1,322)	(494)	(9)	(35)	(21)	(20)	(579)
Notional amounts at March 31 ($)	109	387	205	227	37	11	976	-	46	279	209	157	691

Weighted average forward rate at March 31	1.32	1.16	1.77	103.08	9.41			-	1.28	1.21	1.22	104.86
Active contracts at March 31	35	61	64	53	32			-	20	29	22	30

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains in Foreign Currency and Derivative Gains, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended March 31,
	2020	2019
Exercised contracts	33	23
Realized gains on the matured, expired or settled contracts	$4	$1
Unrealized gains on the change in fair value of outstanding contracts	$47	$7

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2020			2019
	CAD	GBP	Total	BRL	CAD	GBP	Total
Notional amounts at January 1 ($)	97	387	484	460	100	127	687
New contracts ($)	-	324	324	489	-	262	751
Matured, expired or settled contracts ($)	-	(576)	(576)	(949)	-	-	(949)
Notional amounts at March 31 ($)	97	135	232	-	100	389	489

Weighted average forward rate at March 31	1.32	1.35		-	1.28	1.30
Active contracts at March 31	2	1		-	2	6

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the three months ended March 31 (in millions):

	2020		2019
	EUR	USD	EUR
Notional amounts at January 1 ($)	-	-	500
New contracts ($) (1)(2)	165	750	-
Matured, expired or settled contracts ($) (2)	-	(750)	-
Notional amounts at March 31 ($)	165	-	500

(1)

During the first quarter of 2020, we entered into one interest rate swap contract with an aggregate notional amount of €150.0 million ($165.0 million) to effectively fix the interest rate on our senior notes bearing a floating rate of Euribor plus 0.3% issued in February 2020.

(2)

During the first quarter of 2020, we entered into four treasury lock contracts with an aggregate notional amount of $750.0 million to effectively fix the interest rate on the forecasted issuance of senior notes, which were then issued in February 2020. Subsequent to issuance, we recorded a loss of $16.8 million associated with these derivatives that will be amortized out of Accumulated Other Comprehensive Income/Loss to Interest Expense, in accordance with our policy.

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries (in millions):

	March 31, 2020	December 31, 2019
British pound sterling	$633	$329
Euro	$-	$850

The following table summarizes the recognized unrealized gains in Foreign Currency and Derivative Gains, Net on the remeasurement of the unhedged portion of our debt and accrued interest for the three months ended March 31 (in millions):

2020
Unrealized gains on the unhedged portion	$82

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2020	2019
Derivative net investment hedges	$25,359	$(19,452)
Debt designated as nonderivative net investment hedges	32,750	63,657
Cumulative translation adjustment	(191,642)	15,875
Total foreign currency translation gains (losses), net	$(133,533)	$60,080

Cash flow hedges (1) (2)	$(15,525)	$1,105
Our share of derivatives from unconsolidated co-investment ventures	(7,923)	(3,738)
Total unrealized losses on derivative contracts, net	$(23,448)	$(2,633)
Total change in other comprehensive income (loss)	$(156,981)	$57,447

(1)

We estimate an additional expense of $5.7 million will be reclassified to Interest Expense over the next 12 months from March 31, 2020, due to the amortization of previously settled derivatives designated as cash flow hedges.

(2)	Included in the three months ended March 31, 2020 was $16.8 million in losses associated with the termination of the four treasury lock contracts.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value Measurements on a Recurring Basis

At March 31, 2020 and December 31, 2019, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2020 and December 31, 2019, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At March 31, 2020 and December 31, 2019, we estimate the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At March 31, 2020 and December 31, 2019, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2020 and December 31, 2019, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$52,522	$52,522	$184,255	$184,255
Senior notes	13,045,081	12,693,738	9,660,570	10,228,715
Term loans and unsecured other	1,930,955	1,953,500	1,441,882	1,463,841
Secured mortgage	648,034	682,740	619,170	651,047
Total	$15,676,592	$15,382,500	$11,905,877	$12,527,858

The fair value of the senior notes decreased during the three months ended March 31, 2020 due to the increase in bond yields in the market as compared to the lower weighted average interest rates on our senior notes.

NOTE 12. BUSINESS SEGMENTS

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

The following reconciliations are presented in thousands:

	Three Months Ended March 31,
	2020	2019
Revenues:
Real estate operations segment:
U.S.	$829,383	$651,869
Other Americas	26,079	23,865
Europe	15,502	8,557
Asia	10,686	13,956
Total real estate operations segment	881,650	698,247
Strategic capital segment:
U.S.	34,342	20,268
Other Americas	9,111	7,900
Europe	32,590	28,838
Asia	20,548	16,799
Total strategic capital segment	96,591	73,805

Total revenues	978,241	772,052

Segment net operating income:
Real estate operations segment:
U.S. (1)	602,604	471,076
Other Americas	19,456	19,053
Europe	10,155	5,544
Asia	7,243	10,672
Total real estate operations segment	639,458	506,345
Strategic capital segment:
U.S. (1)	13,624	3,327
Other Americas	5,179	5,422
Europe	20,594	19,151
Asia	10,620	7,847
Total strategic capital segment	50,017	35,747

Total segment net operating income	689,475	542,092

Reconciling items:
General and administrative expenses	(69,689)	(69,701)
Depreciation and amortization expenses	(345,970)	(284,009)
Gains on dispositions of development properties and land, net	162,750	42,441
Gains on other dispositions of investments in real estate, net	31,491	145,767
Operating income	468,057	376,590

Earnings from unconsolidated entities, net	88,730	56,666
Interest expense	(75,642)	(60,507)
Interest and other income, net	370	7,910
Foreign currency and derivative gains, net	113,329	8,734
Losses on early extinguishment of debt, net	(42,767)	(2,116)
Earnings before income taxes	$552,077	$387,277

	March 31, 2020	December 31, 2019
Segment assets:
Real estate operations segment:
U.S.	$41,487,331	$27,999,868
Other Americas	1,286,433	1,332,237
Europe	1,474,343	1,379,579
Asia	706,421	879,072
Total real estate operations segment	44,954,528	31,590,756
Strategic capital segment: (2)
U.S.	14,211	14,529
Europe	25,280	25,280
Asia	353	359
Total strategic capital segment	39,844	40,168
Total segment assets	44,994,372	31,630,924

Reconciling items:
Investments in and advances to unconsolidated entities	6,834,758	6,237,371
Assets held for sale or contribution	1,975,524	720,685
Lease right-of-use assets	115,270	111,439
Cash and cash equivalents	807,871	1,088,855
Other assets	279,452	242,576
Total reconciling items	10,012,875	8,400,926
Total assets	$55,007,247	$40,031,850

(1)	This includes compensation, personnel costs and Prologis Promote Plan awards for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at March 31, 2020 and December 31, 2019.

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2020 and 2019 included the following:

•	We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 2 for more information on this transaction.

•

We recognized Lease Right-of-Use Assets and Lease Liabilities on the Consolidated Balance Sheets, including any new leases, renewals, modifications and terminations after January 1, 2020 of $3.8 million each, and $393.0 million and $400.3 million, respectively, after January 1, 2019 related to leases in which we are the lessee. Amounts in 2019 are due to our adoption of the new lease standard on January 1, 2019.

•	We capitalized $8.3 million and $7.5 million in 2020 and 2019, respectively, of equity-based compensation expense.

•

We received $57.1 million and $177.2 million in 2020 and 2019, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4. Included in 2019 was our initial 20.0% investment in PBLV in exchange for our contribution of the initial portfolio of properties to PBLV upon formation.

•	We issued 0.1 million and 0.4 million shares in 2020 and 2019, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

We paid $110.5 million and $95.4 million for interest, net of amounts capitalized, for the three months ended March 31, 2020 and 2019, respectively.

We paid $21.7 million and $26.5 million for income taxes, net of refunds, for the three months ended March 31, 2020 and 2019, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2020, the related consolidated statements of income, comprehensive income, and equity for the three-month periods ended March 31, 2020 and 2019, the related consolidated statements of cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Company) as of March 31, 2020, the related consolidated statements of income, comprehensive income, and capital for the three-month periods ended March 31, 2020 and 2019, the related consolidated statements of cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2020

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties; (v) maintenance of real estate investment trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to the coronavirus (“COVID-19”) pandemic; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

Prologis, Inc. is a self-administered and self-managed REIT and is the sole general partner of Prologis, L.P. through which it holds substantially all of its assets. We operate Prologis, Inc. and Prologis, L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P., collectively. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We have a significant ownership in the co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entities.

We operate and manage our business on an owned and managed (“O&M”) basis and therefore evaluate the operating performance of the properties for our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures. We make operating decisions based on our total O&M portfolio, as we manage these properties regardless of ownership. We also evaluate our results based on our proportionate economic ownership of each property included in the O&M portfolio (“our share”) as it represents the financial results of our share of the O&M portfolio.

Included in our discussion below are references to funds from operations (“FFO”) and net operating income (“NOI”), neither of which are measurements calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). See below for a reconciliation of Net Earnings Attributable to Common Stockholders/Unitholders in the Consolidated Statements of Income to our FFO measures and a reconciliation of NOI to Operating Income, the most directly comparable GAAP measure.

MANAGEMENT’S OVERVIEW

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

Our portfolio is focused on the world’s most vibrant centers of commerce and our scale allows us to respond to our customers’ needs for the highest-quality buildings across these locations. As e-commerce increasingly moves to the forefront of the global supply chain, it drives demand for logistics real estate close to the end consumer. Over time, we have invested in properties located within infill and urban areas in our largest global markets with immediate access to the consumer population; these are our Last Touch® facilities. This positioning gives us the unique ability to provide our customers with the right solutions in their supply chains that, in turn, allows them to meet end consumer expectations. As we look to the future of logistics real estate, we strive to innovate through the development of multistory logistics facilities, creating community workforce programs to develop skilled labor, leveraging technology to invest in data driven operational efficiencies and utilizing our scale to negotiate better pricing on common products and services that our customers need. Our customers turn to us because they know that a strategic relationship with Prologis is a competitive advantage.

In late 2019, COVID-19 surfaced, continued to spread globally and has been categorized as a global pandemic. The COVID-19 outbreak has disrupted financial markets and global, national and local economies. For further discussion on both the current and potential future operational and financial impacts to our business, as well as our response to protect employees and customers, see the Summary of 2020 section below.

On January 8, 2020, our two U.S. co-investment ventures, Prologis U.S. Logistics Venture (“USLV”) and Prologis Targeted U.S. Logistics Fund (“USLF”) acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for $2.0 billion each, which we refer to as the “IPT Transaction” and is detailed in Notes 3, 4 and 8 to the Consolidated Financial Statements. Our aggregate investment in the acquisitions was $1.6 billion. The portfolio included 235 industrial operating properties, aggregating 37 million square feet.

On February 4, 2020, we acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty”) through a merger transaction which we refer to as the “Liberty Transaction” and is detailed in Note 2 to the Consolidated Financial Statements. The Liberty portfolio was primarily comprised of logistics real estate assets, including 519 industrial operating properties, aggregating 100 million square feet, which were highly complementary to our U.S. portfolio in terms of product quality, location and growth potential. The portfolio also included development in progress and land for future logistics facilities and office properties. The acquisition expanded our presence in target markets such as Lehigh Valley, Chicago, Houston, Central Pennsylvania, New Jersey and Southern California. The total acquisition price was $13.0 billion through the issuance of equity based on the value of the Prologis common stock issued using the closing price on February 3, 2020 and the assumption of debt, and includes transaction costs. As a result of the closely aligned portfolios and similar business strategy, we integrated the IPT and Liberty properties while adding minimal property management expenses and further scaling our operations.

On a combined basis, there were 42 million square feet of non-strategic industrial properties with a gross book value of approximately $3 billion acquired in both the Liberty Transaction and the IPT Transaction for which our intent is not to operate these properties long-term. Depending on the expected hold period, these assets are either classified as Assets Held for Sale or Contribution or Other Real Estate Investments in the Consolidated Balance Sheets.

At March 31, 2020, our total O&M portfolio at 100%, including properties and development projects (based on gross book value and total expected investment (“TEI”)), totaled $90.8 billion across 965 million square feet (90 million square meters) and four continents. Our share of the total O&M portfolio was $57.9 billion. We lease modern logistics facilities to a diverse base of approximately 5,500 customers.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

(1)

NOI from Real Estate Operations is calculated directly from the Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses.

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of one year after completion or reaching 90% occupancy. Amounts represent our TEI, which is comprised of the estimated cost of development or expansion, including land, construction and leasing costs.

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through long-term operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams, allow us to maximize NOI across our portfolio. A significant amount of our rental revenue, NOI and cash flows are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in urban centers, we believe our development business allows us to build what our customers need. We develop properties to meet these needs, deepen our market presence and refresh our portfolio quality. We believe we have a competitive advantage due to (i) the strategic locations of our land bank; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects lease up and generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land, including options, has the potential to support the development of $10.5 billion of TEI of new logistics space. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

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

(2)

General and Administrative (“G&A”) Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from the Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures. For the first quarter of 2020, we annualized adjusted G&A expenses.

•

Rent Growth. We expect market rents to remain flat for the remainder of 2020. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases are approximately 15% below current market rent on the basis of our weighted average ownership at March 31, 2020. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) every quarter since 2013. We expect this positive rent change trend to continue for several more years due to our current in-place rents being below market.

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

•

Economies of Scale from Growth. We use adjusted G&A expenses as a percentage of the real estate basis of the O&M portfolio to measure and manage our overhead costs. We have the systems and infrastructure in place to grow both our consolidated portfolio and O&M portfolio with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. As noted in the graph above, the acquisitions of the Liberty and IPT portfolios are key examples of this where we increased our O&M portfolio by approximately $17 billion in the first quarter of 2020 and had minimal increases to G&A expenses, resulting in lower G&A expenses as a percentage of the real estate basis.

•

Staying “Ahead of What’s Next™”. We are working on initiatives to create value beyond the real estate by reengineering our customers’ experience, utilizing our scale to streamline our procurement activities and negotiating better pricing on products and services for us and our customers, as well as delivering enhancements to our business through innovation and data analytics.

SUMMARY OF 2020

During the three months ended March 31, 2020, we saw no meaningful impact on our O&M portfolio operating fundamentals despite the disruption in the financial markets and downturn of the economy due to COVID-19. Customers that serve essential daily needs and the stay-at-home economy are driving demand including general retailers, food, medical supplies and electronics, along with supporting industries like paper, packaging and transportation. Conversely those customers serving the hospitality and brick and mortar retail segments, including clothing, sporting goods and home furnishings are less active in terms of demand for logistics space. E-commerce has been the clear driver of leasing activity and we expect an acceleration of e-commerce adoption due to consumer demand. Given the dynamic nature of the pandemic, it is difficult to predict the impact on our business and future financial condition and operating results. See Item 1A. Risk Factors in Part II. Other Information for further discussion on these risks.

In the O&M portfolio, our portfolio quality and customer composition appear to be mitigating the impact of COVID-19 on our operations. For the thirty days ended April 20th, we experienced the following activity and compared this thirty-day period in 2020 to the same period in 2019:

•	we signed 198 leases, totaling 18 million square feet, representing an increase of 21% after adjusting for portfolio size;

•	our lease proposal generations are up 21%;

•	lease negotiation gestation periods for new leases have declined by 14 days; and

•	our retention rate was 81%, slightly higher than comparable periods.

As of April 27, 2020, we received 89% of April rent payments from our customers which is on pace with our historical experience. We received requests from certain customers for rent concessions. In situations where we have granted a concession, it is generally the deferral of the rent payment to a period later in 2020, which will have no impact on revenue recognition. As of April 27, 2020, we have granted deferral requests of $19 million for 405 customers, or 29 basis points of annualized rent with an average of 33 days of rent deferred per customer. Although COVID-19 had a minimal impact on first quarter rent collections, we do expect to see an increase in bad debt during the remainder of the year.

Construction of certain development properties was delayed due to governmental restrictions and we have suspended several recently started speculative development projects for the short-term and expect to commence development depending on market conditions. We plan to continue the development of buildings that are build-to-suit and commence with new speculative developments when market conditions warrant. See further discussion in the Results of Operations section below.

At March 31, 2020, we had total available liquidity of $4.6 billion, including current aggregate availability on our global senior credit facility and Japanese yen revolver of $3.8 billion and unrestricted cash balances of $808 million. Assuming we extend the maturity of our $500 million multi-currency term loan, we have no significant debt due until 2022. Our unconsolidated co-investment ventures have low debt leverage and continue to raise capital.

COVID-19 began impacting our company in January when our employees in China started working remotely and we implemented our business continuity plan. While most of our employees have been working remotely since mid-March, our property level teams continue to make exterior property inspections under certain protocols to keep them and our customers safe. Business continuity, communication plans and technology are in place, allowing all functions of the business to work smoothly during this time. We have not had any lay-offs and we have extended financial assistance to employees in need. In addition, we are providing assistance across the globe in the form of direct cash grants, supplies and the donation of over one million square feet through our Space for Good program. Also, the Prologis Foundation has allocated $5 million to be donated to COVID-19 relief organizations.

We entered this unprecedented time in 2020 with strong market conditions, a well-positioned portfolio, a significant in-place-to market rent spread on leases and a strong balance sheet.

We completed the following significant activities in 2020 as described in the Notes to the Consolidated Financial Statements:

•

In January, our U.S. co-investment ventures, USLV and USLF, acquired the wholly-owned real estate assets of IPT for $2.0 billion each, including the assumption and repayment of debt. As USLV is a consolidated co-investment venture, our Results of Operations section includes a discussion of the acquired properties. USLF is an unconsolidated co-investment venture and therefore the acquisition is included in the discussion of our O&M Operating Portfolio.  For further discussion on the acquisition by USLF, see Note 4, and for USLV, see Notes 6 and 8.

•

In February, we completed the Liberty Transaction for $13.0 billion through the issuance of equity and the assumption of debt. We assumed $2.8 billion of debt with a weighted average stated interest rate of 3.8%. Prior to March 31, 2020, we paid down $1.8 billion of the assumed debt with senior notes we issued at lower rates in February 2020, as detailed below. See Note 2 to the Consolidated Financial Statements for more information on the Liberty Transaction.

•

We generated net proceeds of $794 million and realized net gains of $194 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Europe and Japan and dispositions to third parties in the U.S.

•

We completed the following financing activities that resulted in extending our weighted average remaining maturity to 10 years and keeping our weighted average effective interest rate at 2.2% (principal in millions):

	Aggregate Principal
Initial Borrowing Date	Borrowing Currency	USD (1)	Weighted Average Stated Interest Rate at March 31, 2020	Maturity Dates
February	€1,350	$1,485	0.8%	February 2022 – 2035
February	$2,200	$2,200	2.6%	April 2027 – 2050
February	£250	$322	1.9%	February 2035

	Aggregate Principal
Redemption Date	Borrowing Currency	USD (1)	Stated Interest Rate	Maturity Date
January	€400	$446	Euribor plus 0.3%	January 2020
March	€700	$783	1.4%	May 2021

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

In February 2020, we completed an exchange offer for two series of Liberty’s senior notes for an aggregate amount of $750 million, with $690 million, or 92%, of the aggregate principal amount being validly tendered for exchange. These senior notes are in the aggregate principal amounts of $400 million due in October 2026 with an interest rate of 3.3% and $350 million due in February 2029 with an interest rate of 4.4%. The senior notes were exchanged for notes issued by a wholly owned subsidiary and guaranteed by the OP. All other terms of the newly issued senior notes remained substantially the same.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

	2020	2019
Real Estate Operations – NOI	$639	$506
Strategic Capital – NOI	50	36
General and administrative expenses	(69)	(69)
Depreciation and amortization expenses	(346)	(284)
Operating income before gains on real estate transactions, net	274	189
Gains on dispositions of development properties and land, net	163	42
Gains on other dispositions of investments in real estate, net	31	146
Operating income	$468	$377

See Note 12 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenue and rental expenses recognized from our consolidated properties. We allocate the costs of our property management and leasing functions to the Real Estate Operations segment through Rental Expenses and the Strategic Capital segment through Strategic Capital Expenses based on the square footage of the relative portfolios. The operating fundamentals in the markets in which we operate have been strong, which has increased rents and kept occupancies high. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Operations revenues, expenses and NOI for the three months ended March 31, derived directly from line items in the Consolidated Financial Statements (in millions):

	2020	2019
Rental revenues	$879	$697
Development management and other revenues	3	1
Rental expenses	(228)	(188)
Other expenses	(15)	(4)
Real Estate Operations – NOI	$639	$506

The change in Real Estate Operations NOI for the three months ended March 31, 2020 from the same period in 2019, was impacted by the following items (in millions):

(1)	Acquisition activity increased NOI in 2020, compared to 2019, primarily due to the Liberty Transaction and the IPT Transaction.

(2)

During both periods, we experienced positive rental rate growth. Rental rate growth (or rent change) is a combination of the rollover of existing leases to higher rental rates and contractual rent increases on existing leases. If a lease has a contractual rent increase driven by a metric that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenue we recognize. We experienced an increase in consolidated NER change from 29.1% during the three months ended March 31, 2019 to 31.3% for the same period in 2020. See below for key metrics on rent change on rollover and occupancy for the consolidated operating portfolio.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that were completed on or after January 1, 2019 through March 31, 2020.

Below are key operating metrics of our consolidated operating portfolio.

(1)

The decrease in occupancy was driven primarily by significantly higher lease roll during the first quarter of 2020 and changes in the composition of the operating portfolio as a result of deployment activity.

The increase in consolidated square feet for the first quarter of 2020 is a result of properties acquired in the Liberty Transaction and the IPT Transaction, excluding non-strategic industrial properties acquired for which our intent is not to operate these properties long-term.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(3)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the three months ended March 31 (dollars and square feet in millions):

	2020	2019
Starts:
Number of new development projects during the period	4	12
Square feet	2	3
TEI	$299	$236
Percentage of build-to-suits based on TEI	16.6%	40.5%

Stabilizations:
Number of development projects stabilized during the period	19	14
Square feet	6	6
TEI	$673	$668
Weighted average stabilized yield (1)	6.3%	6.2%
Estimated value at completion	$941	$872
Estimated weighted average margin	39.8%	30.5%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

During the three months ended March 31, 2020, we suspended several recently started speculative development projects with a TEI of $311 million, which remain within our consolidated development portfolio at period end. At March 31, 2020, our active development portfolio, including properties under development and prestabilized properties, is expected to be completed before December 2021 with a TEI of $3.4 billion, leaving $1.6 billion remaining to be spent and was 61.9% leased.

Capital Expenditures

We capitalize costs incurred in renovating, improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes our total capital expenditures, excluding development costs, of our consolidated operating properties during each quarter:

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

Below are the components of Strategic Capital revenues, expenses and NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2020	2019
Strategic capital revenues	$97	$74
Strategic capital expenses	(47)	(38)
Strategic Capital – NOI	$50	$36

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the three months ended March 31 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Strategic capital revenues ($)
Recurring fees (2)	25	17	8	7	28	25	15	13	76	62
Transactional fees (3)	9	3	1	1	4	4	6	4	20	12
Promote revenue (4)	-	-	-	-	1	-	-	-	1	-
Total strategic capital revenues ($)	34	20	9	8	33	29	21	17	97	74
Strategic capital expenses ($)	(20)	(17)	(4)	(2)	(13)	(10)	(10)	(9)	(47)	(38)
Strategic Capital – NOI ($)	14	3	5	6	20	19	11	8	50	36

(1)	The U.S. expenses include compensation, personnel costs and Prologis Promote Plan awards for employees who are based in the U.S. but also support other geographies.

(2)	Recurring fees include asset and property management fees. The increase in the U.S. is primarily due to the IPT Transaction.

(3)	Transactional fees include leasing commission, acquisition, disposition, development and other fees.

(4)

We earn promote revenue directly from third-party investors in the co-investment ventures and occasionally from the venture. The promote is generally based on cumulative returns over a three-year period. Under either structure, when the promote is earned we recognize the third-party investors’ share of the promote. Approximately 40% of the promote earned by us is paid to our employees as a combination of cash and stock awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

The following real estate investments were held through our unconsolidated co-investment ventures based on historical cost (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
	Mar 31, 2020 (1)	Dec 31, 2019	Mar 31, 2020 (2)	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	689	605	214	214	745	731	151	144	1,799	1,694
Square feet	112	99	45	44	178	176	63	59	398	378
Total assets ($)	10,301	8,408	2,871	2,707	14,444	14,677	9,236	8,758	36,852	34,550

(1)	This includes operating properties from the IPT Transaction.

(2)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses were $69 million for both the three months ended March 31, 2020 and 2019. Included in the first quarter of 2020 is a contribution of $5 million to the Prologis Foundation to be donated to COVID-19 relief organizations. We capitalize certain internal costs, including salaries and related expenses, directly related to our development activities.

The following table summarizes capitalized G&A for the three months ended March 31 (dollars in millions):

	2020	2019
Building and land development activities	$22	$19
Operating building improvements and other	6	5
Total capitalized G&A expenses	$28	$24
Capitalized salaries and related costs as a percent of total salaries and related costs	21.8%	20.6%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $346 million and $284 million for the three months ended March 31, 2020 and 2019, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the three months ended March 31, 2020 from the same period in 2019 (in millions):

(1)	Included in acquisitions are the operating properties and related intangible assets acquired in the Liberty Transaction and the IPT Transaction.

Gains on Real Estate Transactions, Net

The following table summarizes our Gains on Dispositions of Development Properties and Land, net and Gains on Other Dispositions of Investments in Real Estate, net, which includes sales of non-developed properties (primarily operating properties) and other real estate transactions, net for the three months ended March 31 (in millions):

	2020	2019
Gains on dispositions of development properties and land, net
Contributions to unconsolidated entities	$145	$31
Dispositions to third parties	18	11
Total gains on dispositions of development properties and land, net	$163	$42

Gains on other dispositions of investments in real estate, net
Contributions to unconsolidated entities and dispositions to third parties	$31	$11
Gains on partial redemption of investment in an unconsolidated co-investment venture	-	135
Total gains on other dispositions of investments in real estate, net	$31	$146

We utilized the proceeds from these transactions primarily to fund our capital investments during both periods. See Note 3 to the Consolidated Financial Statements for further information on the gains we recognized.

Our current expectation is to move forward with the dispositions and contributions of properties as previously planned, subject to market conditions.

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

Our O&M operating portfolio does not include our development portfolio, value-added properties, non-industrial properties or properties we do not have the intent to hold long-term which are classified as either held for sale or other real estate investments. As a result, 47 million square feet related to the Liberty Transaction and the IPT Transaction were excluded from the O&M operating portfolio at March 31, 2020. Value-added properties are properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value. See below for information on our O&M operating portfolio (square feet in millions):

	March 31, 2020			December 31, 2019
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,243	438	95.5%	1,882	359	96.1%
Unconsolidated	1,778	396	95.6%	1,676	376	96.8%
Total	4,021	834	95.5%	3,558	735	96.5%

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

We define our same store population for the three months ended March 31, 2020 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2019 and owned throughout the same three-month period in both 2019 and 2020. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2019) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from the Consolidated

Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures, as follows for the three months ended March 31 (dollars in millions):

			Percentage
	2020	2019	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$879	$697
Rental expenses	(228)	(188)
Consolidated Property NOI	651	509

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)(2)	(177)	(35)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	487	471
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(389)	(389)
Prologis Share of Same Store Property NOI – Net Effective (2)	$572	$556	2.8%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(7)	(17)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(9)	(11)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	6	9
Prologis Share of Same Store Property NOI – Cash (2)(3)	$562	$537	4.6%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at March 31, 2020 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $89 million and $57 million for the three months ended March 31, 2020 and 2019, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2020	2019
Gross interest expense	$85	$70
Amortization of debt discount and debt issuance costs, net	2	4
Capitalized amounts	(11)	(13)
Net interest expense	$76	$61
Weighted average effective interest rate during the period	2.3%	2.6%

Interest expense increased due to higher average debt balances in 2020 as compared to 2019, primarily as a result of the debt assumed in the Liberty Transaction, reduced partially by lower interest rates as a result of our refinancing activities as discussed under Summary of 2020 section.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains, Net

We are exposed to foreign currency exchange risk related to investments in and earnings from our foreign investments. We use derivative financial instruments to manage foreign currency exchange rate risk. We recognize the change in fair value of the undesignated derivative contracts in unrealized gains and losses. Upon settlement of these transactions, we recognize realized gains or losses.

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

The following table details our foreign currency and derivative gains, net for the three months ended March 31 (in millions):

	2020	2019
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$4	$1
Total realized foreign currency and derivative gains, net	4	1

Unrealized foreign currency and derivative gains (losses), net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	129	7
Gains (losses) on remeasurement of certain assets and liabilities	(20)	1
Total unrealized foreign currency and derivative gains, net	109	8
Total foreign currency and derivative gains, net	$113	$9

See Note 11 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

During the three months ended March 31, 2020, we recognized $43 million in losses on early extinguishment of debt, mostly due to the redemption of the €700 million ($783 million) senior notes in March and the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. During the three months ended March 31, 2019, losses on early extinguishment of debt were not significant.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in the local, state and foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income, including gains on the disposition and contribution of properties. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries.

The following table summarizes our income tax expense for the three months ended March 31 (in millions):

	2020	2019
Current income tax expense:
Income tax expense	$21	$11
Income tax expense on dispositions	7	2
Total current income tax expense	28	13

Deferred income tax expense:
Income tax expense	3	1
Total deferred income tax expense	3	1
Total income tax expense	$31	$14

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes earned by us during the period. We had net earnings attributable to noncontrolling interests of $30 million and $25 million for the three months ended March 31, 2020 and 2019, respectively. Included in these amounts were $14 million and $11 million for the three months ended March 31, 2020 and 2019, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 8 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 11 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions and other comprehensive income (loss).

LIQUIDITY AND CAPITAL RESOURCES

Overview

We consider our ability to generate cash from operating activities, distributions from our co-investment ventures, contributions and dispositions of properties and available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service, dividend and distribution requirements. We will remain prudent in monitoring our capital deployment activities in this challenging environment.

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our active consolidated development portfolio (at March 31, 2020, excluding suspended development projects, 81 properties in our development portfolio were 61.9% leased with a current investment of $1.8 billion and a TEI of $3.4 billion when completed and leased, leaving $1.6 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $30 million in 2020;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($808 million at March 31, 2020);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	borrowing capacity under our current credit facility arrangements, other facilities or borrowing arrangements ($3.8 billion available at March 31, 2020);

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contribution of properties to current or future co-investment ventures;

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets; and

•	proceeds from the issuance of debt.

We may also generate proceeds from the issuance of equity securities, subject to market conditions. In February 2020, we completed the Liberty Transaction for $13.0 billion, primarily through the issuance of equity.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	March 31, 2020			December 31, 2019
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,086	6.9%	2.3%	$657	5.5%
Canadian dollar	3.4%	255	1.6%	3.4%	280	2.3%
Euro	1.8%	6,237	39.8%	1.9%	6,129	51.5%
Japanese yen	0.7%	2,079	13.3%	0.7%	2,329	19.6%
U.S. dollar	3.2%	6,020	38.4%	4.4%	2,511	21.1%
Total debt (1)	2.2%	$15,677		2.2%	$11,906

(1)	The weighted average maturity for total debt outstanding at March 31, 2020 and December 31, 2019 was 115 months and 94 months, respectively.

Our credit ratings at March 31, 2020, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At March 31, 2020, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at March 31, 2020 (dollars in millions):

	Equity Commitments
	Prologis	Venture Partners	Total	Exchange Rate	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$883	$883	N/A	2022 – 2023
Prologis European Logistics Fund	-	1,096	1,096	1.10 U.S. dollar/ 1 euro	2022 – 2023
Prologis UK Logistics Venture	10	56	66	1.24 U.S. dollar/ 1 British pound sterling	2021
Prologis China Core Logistics Fund	-	118	118	0.14 U.S. dollar/ 1 Chinese renminbi	2022
Prologis China Logistics Venture	321	1,818	2,139	N/A	2020 – 2024
Prologis Brazil Logistics Venture	36	144	180	0.19 U.S. dollar/ 1 Brazilian real	2026
Total	$367	$4,115	$4,482

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2020	2019
Net cash provided by operating activities	$679	$495
Net cash provided by (used in) investing activities	$(2,009)	$160
Net cash provided by (used in) financing activities	$1,050	$(749)
Net decrease in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(281)	$(93)

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity during the three months ended March 31, 2020 and 2019:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $24 million and $28 million for 2020 and 2019, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing asset and property management and other services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of net revenues from our Strategic Capital segment. Included in Strategic Capital Revenues is the third-party investors’ share that is owed for promotes, which is recognized in operating activities in the period the cash is received.

•

G&A expenses and equity-based compensation awards. We incurred $69 million of G&A expenses in both 2020 and 2019. We recognized equity-based, noncash compensation expenses of $32 million in both 2020 and 2019, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•	Operating distributions from unconsolidated entities. We received $107 million and $96 million of distributions from our unconsolidated entities in 2020 and 2019, respectively.

•

Cash paid for interest, net of amounts capitalized and cash paid for income taxes, net of refunds. As disclosed in Note 13 to the Consolidated Financial Statements, we paid interest, net of amounts capitalized, of $111 million and $95 million, and income taxes, net of refunds, of $22 million and $27 million in 2020 and 2019, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash provided by or used in investing activities during the three months ended March 31, 2020 and 2019:

•

Liberty Transaction, net of cash acquired. We paid net cash of $23 million to complete the Liberty Transaction in 2020, primarily due to transaction costs. The acquisition was financed through the issuance of equity and the assumption of debt. A portion of this debt was paid down subsequent to the acquisition, see the Financing Activities section below. See Note 2 to the Consolidated Financial Statements for more information on this transaction.

•

IPT Transaction, net of cash acquired. Our consolidated co-investment venture, USLV, acquired real estate assets from IPT for a cash purchase price of $1.7 billion. Our partner in USLV contributed their share of the purchase price, $917 million, which is presented in Noncontrolling Interests Contributions in financing activities. All of the debt assumed was paid down subsequent to the acquisition, see the Financing Activities section below. See Notes 3 and 8 to the Consolidated Financial Statements for more information on this transaction.

•

Investments in and advances to. We invested cash in our unconsolidated entities that represented our proportionate share, of $252 million and $76 million in 2020 and 2019, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Notes 3 and 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated entities as a return of investment of $140 million and $356 million in 2020 and 2019, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•

Settlement of net investment hedges. We paid a net amount of $3 million and $19 million upon the settlement of net investment hedges during 2020 and 2019, respectively. See Note 11 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the three months ended March 31 (in millions):

	2020	2019
Repurchase of and payments on debt (including extinguishment costs) (1)
Regularly scheduled debt principal payments and payments at maturity	$2	$21
Secured mortgage debt	545	-
Senior notes	2,917	-
Term loans	601	1,397
Total	$4,065	$1,418

Proceeds from the issuance of debt
Secured mortgage debt	$1	$158
Senior notes	3,990	91
Term loans	1,000	896
Total	$4,991	$1,145

(1)

We completed the Liberty Transaction in 2020 and assumed $2.8 billion of debt, of which $1.8 billion was paid off with the proceeds from the issuance of senior notes. USLV assumed $342 million of debt in the IPT Transaction, all of which was paid off at closing. The assumption of debt was excluded from the table above.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures of $5.9 billion at March 31, 2020. These ventures had total third-party debt of $10.4 billion at March 31, 2020. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.3% at March 31, 2020 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At March 31, 2020, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

Contractual Obligations

Dividend and Distribution Requirements

Our common stock dividend policy is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code (“IRC”), relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities.

Under the IRC, REITs may be subject to certain federal income and excise taxes on our undistributed taxable income.

We paid a cash dividend of $0.58 and $0.53 per common share in the first quarter of 2020 and 2019, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in Prologis, L.P. are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in both the first quarter of 2020 and 2019.

At March 31, 2020, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

•

foreign currency exchange gains and losses resulting from (i) debt transactions between us and our foreign entities, (ii) third-party debt that is used to hedge our investment in foreign entities, (iii) derivative financial instruments related to any such debt transactions, and (iv) mark-to-market adjustments associated with other derivative financial instruments

We use FFO, as modified by Prologis, so that management, analysts and investors are able to evaluate our performance against other REITs that do not have similar operations or operations in jurisdictions outside the U.S.

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

	2020	2019
Reconciliation of net earnings attributable to common stockholders/unitholders to FFO measures:
Net earnings attributable to common stockholders	$489	$347

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	336	275
Gains on other dispositions of investments in real estate, net	(31)	(146)
Reconciling items related to noncontrolling interests	(15)	(13)
Our share of reconciling items included in earnings related to unconsolidated entities	68	56
NAREIT defined FFO attributable to common stockholders/unitholders	847	519

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(110)	(7)
Deferred income tax expense	3	1
Our share of reconciling items included in earnings related to unconsolidated entities	1	(1)
FFO, as modified by Prologis attributable to common stockholders/unitholders	741	512

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(163)	(42)
Current income tax expense on dispositions	7	2
Losses on early extinguishment of debt and other, net	48	2
Reconciling items related to noncontrolling interests	(3)	-
Our share of reconciling items included in earnings related to unconsolidated entities	(31)	-
Core FFO attributable to common stockholders/unitholders	$599	$474

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. See also Note 11 in the Consolidated Financial Statements in Item 1 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at March 31, 2020. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may also issue debt in a currency that is not the same functional currency of the borrowing entity and we may designate the debt as a nonderivative net investment hedge depending on our level of net equity of that particular currency. Additionally, we may hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At March 31, 2020, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 11 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the quarter ended March 31, 2020, $100 million or 10.3% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro, Japanese yen and Swedish krona, and have an aggregate notional amount of $976 million to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $98 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and for our variable rate debt, we may use derivative instruments to fix the interest rate. At March 31, 2020, $13.9 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. At March 31, 2020, $1.8 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at March 31, 2020 (dollars in millions):

	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt (1)	$18	$30	$943	$883	$12,014	$13,888	$13,555
Weighted average interest rate (2)	6.0%	4.7%	2.7%	4.4%	2.2%	2.4%

Variable rate debt
Credit facilities	$-	$53	$-	$-	$-	$53	$53
Term loans	-	500	-	120	1,013	1,633	1,634
Secured mortgage debt	12	-	-	-	129	141	141
Total variable rate debt	$12	$553	$-	$120	$1,142	$1,827	$1,828

(1)	At March 31, 2020, we had an interest rate swap agreement to fix €150 million ($165 million) of our floating rate euro senior notes, which are included in fixed rate debt.

(2)

The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at March 31, 2020 for the debt outstanding and include the impact of a designated interest rate swap, which effectively fixes the interest rate on our variable rate debt.

At March 31, 2020, the weighted average effective interest rate on our variable rate debt was 1.0%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $2 million for the quarter ended March 31, 2020, which equates to a change in interest rates of 10 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2020. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2020. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.

Our business may be materially and adversely affected by the impact of the global pandemic of coronavirus (“COVID-19”).

The World Health Organization and certain national and local governments have characterized COVID-19 as a pandemic. The COVID-19 outbreak has disrupted financial markets and global, national and local economies. There are government restrictions on activities across the globe. The impact of the COVID-19 outbreak on our business, that of our unconsolidated co-investment ventures, and our customers is uncertain at this time.

Given the ongoing and dynamic nature of these circumstances, we cannot predict the extent to which the COVID-19 outbreak may impact our business, but its impact may include the following:

•

Existing customers and potential customers of our logistics facilities may be adversely affected by the decrease in economic activity, which in turn could disrupt their business and their ability to enter into new leasing transactions or satisfy rental payments;

•

Government, labor or other restrictions may prevent us from completing the development or leasing of properties currently under development or making our properties ready for our customers to move in; and

•	Our workforce, including our executives, may become ill or have difficulty working remotely, caring for our properties and/or customers.

Any prolonged economic downturn, escalation of the outbreak or disruption in the financial markets may also impact our ability to access capital markets to issue debt or equity securities and to complete real estate transactions at attractive pricing or at all.

These items may materially and adversely affect our financial condition, results of operations, cash flows and real estate values.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we issued 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

The table below sets forth the information with respect to purchases by Prologis, Inc. of its common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions) (4)
January 1 – January 31	-	$-	-	$-
February 1 – February 29	-	-	-	-
March 1 – March 31	539,000	64.66	539,000	965
Total	539,000	$64.66	539,000	$965

(1)

In March 2020, the Board of Directors authorized a new share purchase program to repurchase up to $1.0 billion of common stock on the open market or in privately negotiated transactions. This column primarily represents open market share repurchases.

(2)	Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.

(3)	The aggregate value of shares purchased in the three months ended March 31, 2020 as part of the publicly announced plan was $35 million.

(4)	As of April 27, 2020, $965 million in share repurchase authorization remained. There is no scheduled expiration date for the program, but the program may be discontinued at any time.

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

3.1

Third Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report Form 8-K filed on February 4, 2020).

4.1	Form of Officers’ Certificate related to the 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.2	Form of 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.3	Form of Officers’ Certificate related to the 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.4	Form of 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.5

Form of Officers’ Certificate related to the Floating Rates Notes due 2022 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.6	Form of Floating Rate Notes due 2022 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.7	Form of Officers’ Certificate related to the 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).

4.8	Form of 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).

4.9	Form of Officers’ Certificate related to the 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

4.10	Form of 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

4.11	Form of Officers’ Certificate related to the 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

4.12	Form of 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

4.13	Form of Officers’ Certificate related to the 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

4.14	Form of 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.8 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

4.15	Form of Officers’ Certificate related to the 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

4.16	Form of 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith
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

Date: April 30, 2020