Form 10-Q
period 2020-06-30
Prologis, Inc.; Prologis, L.P.
filed 2020-07-28
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 24, 2020, was approximately 738,768,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2020, the Parent owned 97.24% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.76% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Investments in real estate properties	$48,578,812	$35,224,414
Less accumulated depreciation	5,931,378	5,437,662
Net investments in real estate properties	42,647,434	29,786,752
Investments in and advances to unconsolidated entities	7,201,006	6,237,371
Assets held for sale or contribution	1,948,508	720,685
Net investments in real estate	51,796,948	36,744,808

Lease right-of-use assets	497,802	486,330
Cash and cash equivalents	549,129	1,088,855
Other assets	2,377,978	1,711,857
Total assets	$55,221,857	$40,031,850

LIABILITIES AND EQUITY
Liabilities:
Debt	$15,666,872	$11,905,877
Lease liabilities	488,550	471,634
Accounts payable and accrued expenses	1,140,569	704,954
Other liabilities	1,179,657	877,601
Total liabilities	18,475,648	13,960,066

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,379 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2020 and December 31, 2019	68,948	68,948
Common stock; $0.01 par value; 738,732 shares and 631,797 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7,387	6,318
Additional paid-in capital	35,424,401	25,719,427
Accumulated other comprehensive loss	(1,142,129)	(990,398)
Distributions in excess of net earnings	(2,115,679)	(2,151,168)
Total Prologis, Inc. stockholders’ equity	32,242,928	22,653,127
Noncontrolling interests	4,503,281	3,418,657
Total equity	36,746,209	26,071,784
Total liabilities and equity	$55,221,857	$40,031,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental	$944,366	$700,689	$1,823,173	$1,397,496
Strategic capital	320,658	89,144	417,249	162,949
Development management and other	1,100	539	3,943	1,979
Total revenues	1,266,124	790,372	2,244,365	1,562,424
Expenses:
Rental	232,109	181,138	459,727	369,206
Strategic capital	81,545	37,206	128,119	75,264
General and administrative	64,664	66,276	134,353	135,977
Depreciation and amortization	398,195	284,376	744,165	568,385
Other	7,979	3,515	22,553	7,349
Total expenses	784,492	572,511	1,488,917	1,156,181

Operating income before gains on real estate transactions, net	481,632	217,861	755,448	406,243
Gains on dispositions of development properties and land, net	86,416	196,941	249,166	239,382
Gains on other dispositions of investments in real estate, net	43,939	27,254	75,430	173,021
Operating income	611,987	442,056	1,080,044	818,646

Other income (expense):
Earnings from unconsolidated entities, net	54,142	48,556	142,872	105,222
Interest expense	(81,298)	(59,122)	(156,940)	(119,629)
Interest and other income, net	1,027	4,312	1,397	12,222
Foreign currency and derivative gains (losses), net	(60,836)	2,041	52,493	10,775
Losses on early extinguishment of debt, net	(23,573)	(385)	(66,340)	(2,501)
Total other income (expense)	(110,538)	(4,598)	(26,518)	6,089
Earnings before income taxes	501,449	437,458	1,053,526	824,735
Total income tax expense	46,511	26,632	77,424	40,144
Consolidated net earnings	454,938	410,826	976,102	784,591
Less net earnings attributable to noncontrolling interests	48,765	25,550	78,876	50,769
Net earnings attributable to controlling interests	406,173	385,276	897,226	733,822
Less preferred stock dividends	1,634	1,492	3,269	2,991
Net earnings attributable to common stockholders	$404,539	$383,784	$893,957	$730,831

Weighted average common shares outstanding – Basic	737,992	630,271	718,278	629,990
Weighted average common shares outstanding – Diluted	765,830	655,447	746,027	654,766

Net earnings per share attributable to common stockholders – Basic	$0.55	$0.61	$1.24	$1.16

Net earnings per share attributable to common stockholders – Diluted	$0.54	$0.60	$1.23	$1.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Consolidated net earnings	$454,938	$410,826	$976,102	$784,591
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(1,053)	(47,662)	(134,586)	12,418
Unrealized gains (losses) on derivative contracts, net	1,373	(3,725)	(22,075)	(6,358)
Comprehensive income	455,258	359,439	819,441	790,651
Net earnings attributable to noncontrolling interests	(48,765)	(25,550)	(78,876)	(50,769)
Other comprehensive loss (income) attributable to noncontrolling interests	(97)	1,484	4,930	(498)
Comprehensive income attributable to common stockholders	$406,396	$335,373	$745,495	$739,384

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended June 30, 2020 and 2019

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2020	$68,948	738,563	$7,386	$35,416,341	$(1,142,352)	$(2,090,881)	$4,516,428	$36,775,870
Consolidated net earnings	-	-	-	-	-	406,173	48,765	454,938
Effect of equity compensation plans	-	128	1	9,943	-	-	16,561	26,505
Liberty Transaction, net of issuance costs	-	-	-	(39)	-	-	(481)	(520)
Redemption of noncontrolling interests	-	41	-	1,768	-	-	(27,700)	(25,932)
Foreign currency translation gains (losses), net	-	-	-	-	(1,105)	-	52	(1,053)
Unrealized gains on derivative contracts, net	-	-	-	-	1,328	-	45	1,373
Reallocation of equity	-	-	-	(3,132)	-	-	3,132	-
Dividends ($0.58 per common share) and other distributions	-	-	-	(480)	-	(430,971)	(53,521)	(484,972)
Balance at June 30, 2020	$68,948	738,732	$7,387	$35,424,401	$(1,142,129)	$(2,115,679)	$4,503,281	$36,746,209

Balance at April 1, 2019	$68,948	630,743	$6,307	$25,654,449	$(1,029,206)	$(2,366,015)	$3,489,578	$25,824,061
Consolidated net earnings	-	-	-	-	-	385,276	25,550	410,826
Effect of equity compensation plans	-	127	2	11,740	-	-	14,101	25,843
Capital contributions	-	-	-	-	-	-	2,533	2,533
Redemption of noncontrolling interests	-	184	2	6,492	-	-	(62,155)	(55,661)
Foreign currency translation losses, net	-	-	-	-	(46,282)	-	(1,380)	(47,662)
Unrealized losses on derivative contracts, net	-	-	-	-	(3,621)	-	(104)	(3,725)
Reallocation of equity	-	-	-	(21,014)	-	-	21,014	-
Dividends ($0.53 per common share) and other distributions	-	-	-	(1)	-	(336,269)	(42,512)	(378,782)
Balance at June 30, 2019	$68,948	631,054	$6,311	$25,651,666	$(1,079,109)	$(2,317,008)	$3,446,625	$25,777,433

Six Months Ended June 30, 2020 and 2019

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2020	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784
Consolidated net earnings	-	-	-	-	-	897,226	78,876	976,102
Effect of equity compensation plans	-	646	6	6,822	-	-	43,000	49,828
Liberty Transaction, net of issuance costs	-	106,723	1,067	9,801,373	-	-	211,086	10,013,526
Repurchases of common shares	-	(539)	(5)	(34,824)	-	-	-	(34,829)
Capital contributions	-	-	-	-	-	-	916,974	916,974
Redemption of noncontrolling interests	-	105	1	4,551	-	-	(47,295)	(42,743)
Foreign currency translation losses, net	-	-	-	-	(130,266)	-	(4,320)	(134,586)
Unrealized losses on derivative contracts, net	-	-	-	-	(21,465)	-	(610)	(22,075)
Reallocation of equity	-	-	-	(72,459)	-	-	72,459	-
Dividends ($1.16 per common share) and other distributions	-	-	-	(489)	-	(861,737)	(185,546)	(1,047,772)
Balance at June 30, 2020	$68,948	$738,732	$7,387	$35,424,401	$(1,142,129)	$(2,115,679)	$4,503,281	$36,746,209

Balance at January 1, 2019	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888
Consolidated net earnings	-	-	-	-	-	733,822	50,769	784,591
Effect of equity compensation plans	-	891	9	10,542	-	-	37,321	47,872
Capital contributions	-	-	-	-	-	-	9,071	9,071
Redemption of noncontrolling interests	-	547	6	9,472	-	-	(105,362)	(95,884)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	-	11,737	-	681	12,418
Unrealized losses on derivative contracts, net	-	-	-	-	(6,175)	-	(183)	(6,358)
Reallocation of equity	-	-	-	(54,318)	-	-	54,318	-
Dividends ($1.06 per common share) and other	-	-	-	(17)	-	(672,363)	(90,155)	(762,535)
Balance at June 30, 2019	$68,948	631,054	$6,311	$25,651,666	$(1,079,109)	$(2,317,008)	$3,446,625	$25,777,433

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Consolidated net earnings	$976,102	$784,591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(52,911)	(51,925)
Equity-based compensation awards	59,806	51,944
Depreciation and amortization	744,165	568,385
Earnings from unconsolidated entities, net	(142,872)	(105,222)
Operating distributions from unconsolidated entities	182,739	179,913
Decrease (increase) in operating receivables from unconsolidated entities	(176,939)	27,952
Amortization of debt discounts and debt issuance costs, net	3,465	8,419
Gains on dispositions of development properties and land, net	(249,166)	(239,382)
Gains on other dispositions of investments in real estate, net	(75,430)	(173,021)
Unrealized foreign currency and derivative gains, net	(42,904)	(3,836)
Losses on early extinguishment of debt, net	66,340	2,501
Deferred income tax expense	831	9,235
Decrease (increase) in accounts receivable, lease right-of-use assets and other assets	79,095	(11,740)
Decrease in accounts payable and accrued expenses, lease liabilities and other liabilities	(16,972)	(44,293)
Net cash provided by operating activities	1,355,349	1,003,521
Investing activities:
Real estate development	(977,602)	(755,588)
Real estate acquisitions	(560,418)	(468,796)
Liberty Transaction, net of cash acquired	(23,463)	-
IPT Transaction, net of cash acquired	(1,665,524)	-
Tenant improvements and lease commissions on previously leased space	(84,884)	(80,969)
Property improvements	(51,456)	(42,015)
Proceeds from dispositions and contributions of real estate properties	1,257,908	1,272,298
Investments in and advances to unconsolidated entities	(286,846)	(186,179)
Return of investment from unconsolidated entities	141,489	359,306
Proceeds from repayment of notes receivable backed by real estate	4,312	-
Proceeds from the settlement of net investment hedges	2,352	12,240
Payments on the settlement of net investment hedges	(7,031)	(28,524)
Net cash provided by (used in) investing activities	(2,251,163)	81,773
Financing activities:
Proceeds from issuance of common stock	1,851	4,372
Repurchase and retirement of common stock	(34,829)	-
Dividends paid on common and preferred stock	(861,737)	(672,363)
Noncontrolling interests contributions	916,974	9,071
Noncontrolling interests distributions	(185,546)	(90,155)
Settlement of noncontrolling interests	(42,743)	(95,884)
Tax paid with shares withheld	(23,133)	(21,859)
Debt and equity issuance costs paid	(40,979)	(14,912)
Net proceeds from (payments on) credit facilities	(62,481)	58,974
Repurchase of and payments on debt	(4,690,444)	(2,108,889)
Proceeds from the issuance of debt	5,377,430	1,897,745
Net cash provided by (used in) financing activities	354,363	(1,033,900)

Effect of foreign currency exchange rate changes on cash	1,725	5,940
Net increase (decrease) in cash and cash equivalents	(539,726)	57,334
Cash and cash equivalents, beginning of period	1,088,855	343,856
Cash and cash equivalents, end of period	$549,129	$401,190

See Note 13 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2020	December 31, 2019
ASSETS
Investments in real estate properties	$48,578,812	$35,224,414
Less accumulated depreciation	5,931,378	5,437,662
Net investments in real estate properties	42,647,434	29,786,752
Investments in and advances to unconsolidated entities	7,201,006	6,237,371
Assets held for sale or contribution	1,948,508	720,685
Net investments in real estate	51,796,948	36,744,808

Lease right-of-use assets	497,802	486,330
Cash and cash equivalents	549,129	1,088,855
Other assets	2,377,978	1,711,857
Total assets	$55,221,857	$40,031,850

LIABILITIES AND CAPITAL
Liabilities:
Debt	$15,666,872	$11,905,877
Lease liabilities	488,550	471,634
Accounts payable and accrued expenses	1,140,569	704,954
Other liabilities	1,179,657	877,601
Total liabilities	18,475,648	13,960,066

Capital:
Partners’ capital:
General partner – preferred	68,948	68,948
General partner – common	32,173,980	22,584,179
Limited partners – common	563,403	355,076
Limited partners – Class A common	350,078	288,187
Total partners’ capital	33,156,409	23,296,390
Noncontrolling interests	3,589,800	2,775,394
Total capital	36,746,209	26,071,784
Total liabilities and capital	$55,221,857	$40,031,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental	$944,366	$700,689	$1,823,173	$1,397,496
Strategic capital	320,658	89,144	417,249	162,949
Development management and other	1,100	539	3,943	1,979
Total revenues	1,266,124	790,372	2,244,365	1,562,424
Expenses:
Rental	232,109	181,138	459,727	369,206
Strategic capital	81,545	37,206	128,119	75,264
General and administrative	64,664	66,276	134,353	135,977
Depreciation and amortization	398,195	284,376	744,165	568,385
Other	7,979	3,515	22,553	7,349
Total expenses	784,492	572,511	1,488,917	1,156,181

Operating income before gains on real estate transactions, net	481,632	217,861	755,448	406,243
Gains on dispositions of development properties and land, net	86,416	196,941	249,166	239,382
Gains on other dispositions of investments in real estate, net	43,939	27,254	75,430	173,021
Operating income	611,987	442,056	1,080,044	818,646

Other income (expense):
Earnings from unconsolidated entities, net	54,142	48,556	142,872	105,222
Interest expense	(81,298)	(59,122)	(156,940)	(119,629)
Interest and other income, net	1,027	4,312	1,397	12,222
Foreign currency and derivative gains (losses), net	(60,836)	2,041	52,493	10,775
Losses on early extinguishment of debt, net	(23,573)	(385)	(66,340)	(2,501)
Total other income (expense)	(110,538)	(4,598)	(26,518)	6,089
Earnings before income taxes	501,449	437,458	1,053,526	824,735
Total income tax expense	46,511	26,632	77,424	40,144
Consolidated net earnings	454,938	410,826	976,102	784,591
Less net earnings attributable to noncontrolling interests	37,115	13,864	53,256	28,509
Net earnings attributable to controlling interests	417,823	396,962	922,846	756,082
Less preferred unit distributions	1,634	1,492	3,269	2,991
Net earnings attributable to common unitholders	$416,189	$395,470	$919,577	$753,091

Weighted average common units outstanding – Basic	751,182	641,127	730,807	640,832
Weighted average common units outstanding – Diluted	765,830	655,447	746,027	654,766

Net earnings per unit attributable to common unitholders – Basic	$0.55	$0.61	$1.24	$1.16

Net earnings per unit attributable to common unitholders – Diluted	$0.54	$0.60	$1.23	$1.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Consolidated net earnings	$454,938	$410,826	$976,102	$784,591
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(1,053)	(47,662)	(134,586)	12,418
Unrealized gains (losses) on derivative contracts, net	1,373	(3,725)	(22,075)	(6,358)
Comprehensive income	455,258	359,439	819,441	790,651
Net earnings attributable to noncontrolling interests	(37,115)	(13,864)	(53,256)	(28,509)
Other comprehensive loss (income) attributable to noncontrolling interests	(41)	(70)	622	(333)
Comprehensive income attributable to common unitholders	$418,102	$345,505	$766,807	$761,809

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended June 30, 2020 and 2019

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2020	1,379	$68,948	738,563	$32,190,494	13,158	$573,481	8,613	$350,961	$3,591,986	$36,775,870
Consolidated net earnings	-	-	-	406,173	-	7,275	-	4,375	37,115	454,938
Effect of equity compensation plans	-	-	128	9,944	66	16,561	-	-	-	26,505
Liberty Transaction, net of issuance costs	-	-	-	(39)	-	-	-	-	(481)	(520)
Redemption of limited partners units	-	-	41	1,768	(310)	(27,497)	(5)	(203)	-	(25,932)
Foreign currency translation gains (losses), net	-	-	-	(1,105)	-	20	-	(9)	41	(1,053)
Unrealized gains on derivative contracts, net	-	-	-	1,328	-	30	-	15	-	1,373
Reallocation of capital	-	-	-	(3,132)	-	2,626	-	506	-	-
Distributions ($0.58 per common unit) and other	-	-	-	(431,451)	-	(9,093)	-	(5,567)	(38,861)	(484,972)
Balance at June 30, 2020	1,379	$68,948	738,732	$32,173,980	12,914	$563,403	8,608	$350,078	$3,589,800	$36,746,209

Balance at April 1, 2019	1,379	$68,948	630,743	$22,265,535	11,210	$395,726	8,849	$294,331	$2,799,521	$25,824,061
Consolidated net earnings	-	-	-	385,276	-	6,609	-	5,077	13,864	410,826
Effect of equity compensation plans	-	-	127	11,742	103	14,101	-	-	-	25,843
Capital contributions	-	-	-	-	-	-	-	-	2,533	2,533
Redemption of limited partners units	-	-	184	6,494	(911)	(62,155)	-	-	-	(55,661)
Foreign currency translation gains (losses), net	-	-	-	(46,282)	-	(838)	-	(612)	70	(47,662)
Unrealized losses on derivative contracts, net	-	-	-	(3,621)	-	(56)	-	(48)	-	(3,725)
Reallocation of capital	-	-	-	(21,014)	-	20,558	-	456	-	-
Distributions ($0.53 per common unit) and other	-	-	-	(336,270)	-	(6,985)	-	(5,722)	(29,805)	(378,782)
Balance at June 30, 2019	1,379	$68,948	631,054	$22,261,860	10,402	$366,960	8,849	$293,482	$2,786,183	$25,777,433

Six Months Ended June 30, 2020 and 2019

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2020	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	26,071,784
Consolidated net earnings	-	-	-	897,226	-	15,594	-	10,026	53,256	976,102
Effect of equity compensation plans	-	-	646	6,828	1,257	43,000	-	-	-	49,828
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,440	2,288	210,190	-	-	896	10,013,526
Repurchases of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Capital contributions	-	-	-	-	-	-	-	-	916,974	916,974
Redemption of limited partners units	-	-	105	4,552	(564)	(47,092)	(5)	(203)	-	(42,743)
Foreign currency translation losses, net	-	-	-	(130,266)	-	(2,281)	-	(1,417)	(622)	(134,586)
Unrealized losses on derivative contracts, net	-	-	-	(21,465)	-	(376)	-	(234)	-	(22,075)
Reallocation of capital	-	-	-	(72,459)	-	7,603	-	64,856	-	-
Distributions ($1.16 per common unit) and other	-	-	-	(862,226)	-	(18,311)	-	(11,137)	(156,098)	(1,047,772)
Balance at June 30, 2020	1,379	$68,948	738,732	$32,173,980	12,914	$563,403	8,608	$350,078	$3,589,800	$36,746,209

Balance at January 1, 2019	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	733,822	-	12,577	-	9,683	28,509	784,591
Effect of equity compensation plans	-	-	891	10,551	1,458	37,321	-	-	-	47,872
Capital contributions			-	-	-	-			9,071	9,071
Redemption of noncontrolling interests	-	-	-	(9,835)	-	-	-	-	(11,258)	(21,093)
Redemption of limited partners units	-	-	547	19,313	(1,572)	(94,104)	-	-	-	(74,791)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	11,737	-	193	-	155	333	12,418
Unrealized losses on derivative contracts, net	-	-	-	(6,175)	-	(101)	-	(82)	-	(6,358)
Reallocation of capital	-	-	-	(54,318)	-	54,192	-	126	-	-
Distributions ($1.06 per common unit) and other	-	-	-	(672,380)	-	(14,399)	-	(11,445)	(64,311)	(762,535)
Balance at June 30, 2019	1,379	$68,948	631,054	$22,261,860	10,402	$366,960	8,849	$293,482	$2,786,183	$25,777,433

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Consolidated net earnings	$976,102	$784,591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(52,911)	(51,925)
Equity-based compensation awards	59,806	51,944
Depreciation and amortization	744,165	568,385
Earnings from unconsolidated entities, net	(142,872)	(105,222)
Operating distributions from unconsolidated entities	182,739	179,913
Decrease (increase) in operating receivables from unconsolidated entities	(176,939)	27,952
Amortization of debt discounts and debt issuance costs, net	3,465	8,419
Gains on dispositions of development properties and land, net	(249,166)	(239,382)
Gains on other dispositions of investments in real estate, net	(75,430)	(173,021)
Unrealized foreign currency and derivative gains, net	(42,904)	(3,836)
Losses on early extinguishment of debt, net	66,340	2,501
Deferred income tax expense	831	9,235
Decrease (increase) in accounts receivable, lease right-of-use assets and other assets	79,095	(11,740)
Decrease in accounts payable and accrued expenses, lease liabilities and other liabilities	(16,972)	(44,293)
Net cash provided by operating activities	1,355,349	1,003,521
Investing activities:
Real estate development	(977,602)	(755,588)
Real estate acquisitions	(560,418)	(468,796)
Liberty Transaction, net of cash acquired	(23,463)	-
IPT Transaction, net of cash acquired	(1,665,524)	-
Tenant improvements and lease commissions on previously leased space	(84,884)	(80,969)
Property improvements	(51,456)	(42,015)
Proceeds from dispositions and contributions of real estate properties	1,257,908	1,272,298
Investments in and advances to unconsolidated entities	(286,846)	(186,179)
Return of investment from unconsolidated entities	141,489	359,306
Proceeds from repayment of notes receivable backed by real estate	4,312	-
Proceeds from the settlement of net investment hedges	2,352	12,240
Payments on the settlement of net investment hedges	(7,031)	(28,524)
Net cash provided by (used in) investing activities	(2,251,163)	81,773
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	1,851	4,372
Repurchase and retirement of common units	(34,829)	-
Distributions paid on common and preferred units	(891,185)	(698,207)
Noncontrolling interests contributions	916,974	9,071
Noncontrolling interests distributions	(156,098)	(64,311)
Settlement of noncontrolling interests	(203)	(21,093)
Redemption of common limited partnership units	(42,540)	(74,791)
Tax paid with shares of the Parent withheld	(23,133)	(21,859)
Debt and equity issuance costs paid	(40,979)	(14,912)
Net proceeds from (payments on) credit facilities	(62,481)	58,974
Repurchase of and payments on debt	(4,690,444)	(2,108,889)
Proceeds from the issuance of debt	5,377,430	1,897,745
Net cash provided by (used in) financing activities	354,363	(1,033,900)

Effect of foreign currency exchange rate changes on cash	1,725	5,940
Net increase (decrease) in cash and cash equivalents	(539,726)	57,334
Cash and cash equivalents, beginning of period	1,088,855	343,856
Cash and cash equivalents, end of period	$549,129	$401,190

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2020, the Parent owned a 97.24% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.76% common limited partnership interests, which include 8.6 million Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Reclassifications. Certain amounts included in the Consolidated Financial Statements for 2019 have been reclassified to conform to the 2020 financial statement presentation

New Accounting Pronouncements.

Accounting for Lease Concessions Related to the Effects of the Coronavirus (“COVID-19”) Pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which we adopted on January 1, 2019.  For rent deferrals granted during the six months ended June 30, 2020, we are allowing customers to defer rental payments until later in 2020, in exchange for a note receivable, and we are continuing to recognize rental revenue during the period. In accordance with the Q&A, we are electing to not apply the lease modification guidance to concessions that result in deferred rent as the total cash flows required by the modified lease agreements are materially the same as the cash flows required under the original lease and there are no substantive changes to the consideration. As of July 21, 2020, we have granted deferral requests of $16.9 million.

Although COVID-19 continues to have a minimal impact on our rent collections, we may see an increase in bad debt during the remainder of the year. If we grant concessions to a customer that modify the terms and significantly change the underlying cash flows of the original lease for the remaining term, we will account for these changes as a lease modification in accordance with U.S. GAAP.

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

The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to dedesignate the hedging relationship. This allows for companies to continue applying hedge accounting to existing cash flow and net investment hedges.

The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. We have not modified any contracts to date however, we will evaluate any debt, derivative and lease contracts that are modified in the future to ensure they are eligible for modification relief and apply the practical expedients as needed.

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

Through the Liberty Transaction, we acquired a portfolio primarily comprised of logistics real estate assets, including 519 industrial operating properties, aggregating 99.6 million square feet, which are highly complementary to our U.S. portfolio in terms of product quality, location and growth potential in our key markets. There was approximately 34 million square feet of non-strategic industrial properties acquired in the Liberty Transaction that we do not intend to operate long-term. Depending on the expected hold period, these assets are either classified as Assets Held for Sale or Contribution or Other Real Estate Investments in the Consolidated Balance Sheets. In addition, we acquired an ownership interest in eight ventures that own industrial and office properties.

The aggregate equity consideration is calculated below (in millions, except price per share):

Number of Prologis shares and units issued upon conversion of Liberty shares and units at February 4, 2020	109.01
Multiplied by closing price of Prologis' common stock on February 3, 2020	$91.87
Fair value of Prologis shares and units issued	$10,015

We accounted for the Liberty Transaction as an asset acquisition and as a result, the transaction costs of $115.8 million were capitalized to the basis of the acquired properties. Transaction costs included investment banker advisory fees, legal fees and other costs.

Under acquisition accounting, the total purchase price was allocated as follows to the Liberty real estate properties and related lease intangibles on a relative fair value basis and all other assets and liabilities assumed at fair value (in millions):

Net investments in real estate	$12,606
Intangible assets, net of intangible liabilities (1)	515
Cash and other assets	240
Debt	(2,845)
Accounts payable, accrued expenses and other liabilities	(384)
Noncontrolling interests	(1)
Total purchase price, including transaction costs	$10,131

(1)

Intangible assets of $663.3 million and intangible liabilities of $148.2 million were included within Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets. The acquired lease intangibles from the Liberty Transaction were amortized over the terms of the respective leases with a weighted average remaining lease term of 66 months.

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2020 (1)	2019	2020 (1)	2019	2020 (1)	2019
Operating properties:
Buildings and improvements	434,868	354,297	2,248	1,876	$30,581,443	$23,067,625
Improved land					11,603,537	8,220,208
Development portfolio, including land costs:
Prestabilized	7,494	9,133	24	28	575,712	784,584
Properties under development	23,280	26,893	61	77	1,485,109	1,084,683
Land (2)					1,692,512	1,101,646
Other real estate investments (3)					2,640,499	965,668
Total investments in real estate properties					48,578,812	35,224,414
Less accumulated depreciation					5,931,378	5,437,662
Net investments in real estate properties					$42,647,434	$29,786,752

(1)	Includes the acquired real estate properties from the Liberty Transaction at June 30, 2020. See Note 2 for more information.

(2)	At June 30, 2020 and December 31, 2019, our land is comprised of 6,006 and 4,411 acres, respectively.

(3)

Included in other real estate investments were: (i) non-strategic real estate assets, including industrial and office, acquired in the Liberty Transaction that we do not intend to operate long-term; (ii) non-logistics real estate; (iii) land parcels that are ground leased to third parties; (iv) our corporate headquarters; (v) earnest money deposits associated with potential acquisitions; (vi) costs related to future development projects, including purchase options on land; and (vii) infrastructure costs related to projects we are developing on behalf of others.

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Liberty Transaction as discussed in Note 2 (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020 (1)	2019
Number of operating properties	1	1	138	13
Square feet	20	36	20,276	1,003
Acres of land	188	277	455	465
Acquisition cost of net investments in real estate	$147,893	$204,935	$2,541,660	$517,187

(1)

On January 8, 2020, our two U.S. co-investment ventures, Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”) and Prologis U.S. Logistics Venture (“USLV”), acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for $2.0 billion each in a cash transaction, including transaction costs and the assumption and repayment of debt (the “IPT Transaction”). As USLV is a consolidated co-investment venture, the number of operating properties, square feet and acquisition cost are included in the consolidated acquisition activity. For further discussion on the acquisition by USLF, see Note 4, and by USLV, see Notes 6 and 8.

Dispositions

The following table summarizes our dispositions of net investments in real estate (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dispositions of development properties and land, net
Contributions to unconsolidated entities
Number of properties	9	5	18	10
Square feet	3,990	3,723	7,514	4,935
Net proceeds	$340,266	$679,064	$894,609	$803,386
Gains on contributions, net	$86,416	$196,941	$231,161	$227,774

Dispositions to third parties
Number of properties	-	-	2	2
Square feet	-	-	1,112	670
Net proceeds	$-	$-	$79,220	$52,024
Gains on dispositions, net	$-	$-	$18,005	$11,608
Total gains on dispositions of development properties and land, net	$86,416	$196,941	$249,166	$239,382

Other dispositions of investments in real estate, net
Contributions to unconsolidated entities (1)
Number of properties	-	3	-	17
Square feet	-	450	-	7,387
Net proceeds	$-	$65,996	$-	$685,839
Gains on contributions, net	$-	$27,254	$-	$37,999

Dispositions to third parties
Number of properties	5	-	23	-
Square feet	1,772	-	4,077	-
Net proceeds	$193,755	$-	$354,312	$-
Gains on dispositions, net	$43,939	$-	$75,430	$-
Gains on partial redemption of investment in an unconsolidated co-investment venture (2)	$-	$-	$-	$135,022
Total gains on other dispositions of investments in real estate, net	$43,939	$27,254	$75,430	$173,021

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

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	June 30,	December 31,
	2020	2019
Unconsolidated co-investment ventures	$6,211,203	$5,873,784
Other ventures (1)	989,803	363,587
Total	$7,201,006	$6,237,371

(1)	In February 2020, we completed the Liberty Transaction and acquired an equity method investment in eight ventures.

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Recurring fees	$76,173	$65,537	$150,860	$127,654
Transactional fees	12,092	15,830	32,052	27,178
Promote revenue (1)	227,830	7,283	228,421	7,283
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$316,095	$88,650	$411,333	$162,115

(1)	Includes promote revenue earned from our unconsolidated co-investment venture in the U.S. in June 2020.

(2)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
As of:	Jun 30, 2020 (1)	Dec 31, 2019	Jun 30, 2020 (2)	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Key property information:
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	689	605	225	214	745	731	158	144	1,817	1,694
Square feet	113	99	49	44	178	176	65	59	405	378

Financial position:
Total assets ($)	10,276	8,408	2,938	2,707	14,872	14,677	9,420	8,758	37,506	34,550
Third-party debt ($)	2,923	2,130	841	769	3,443	3,213	3,617	3,296	10,824	9,408
Total liabilities ($)	3,857	2,514	877	801	4,787	4,575	4,080	3,751	13,601	11,641

Our investment balance ($) (3)	1,932	1,728	795	658	2,728	2,800	756	688	6,211	5,874
Our weighted average ownership (4)	24.9%	27.3%	41.2%	39.1%	29.9%	30.2%	15.2%	15.1%	25.9%	27.1%

	U.S.		Other Americas		Europe		Asia		Total
Operating Information:	Jun 30, 2020 (1)	Jun 30, 2019	Jun 30, 2020 (2)	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
For the three months ended:
Total revenues ($)	232	180	66	67	281	268	143	124	722	639
Net earnings ($)	40	23	23	21	72	84	32	25	167	153

Our earnings from unconsolidated co-investment ventures, net ($)	10	7	9	8	23	27	5	4	47	46

For the six months ended:
Total revenues ($)	465	359	134	134	571	539	281	244	1,451	1,276
Net earnings ($)	74	52	46	55	150	155	58	62	328	324

Our earnings from unconsolidated co-investment ventures, net ($)	19	16	18	21	48	52	9	10	94	99

(1)

In January 2020, USLF acquired a portfolio of 108 operating properties, aggregating 18.3 million square feet, in the IPT Transaction for cash consideration of $2.0 billion, including transaction costs and the assumption and repayment of debt.

(2)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(3)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2020 and December 31, 2019, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($339.6 million and $152.0 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(4)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At June 30, 2020, our remaining equity commitments were $357.4 million, primarily for Prologis China Logistics Venture. Our equity commitments expire from 2021 to 2028.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2020 and December 31, 2019. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution, including certain properties acquired through the Liberty Transaction and the IPT Transaction, consisted of the following (dollars and square feet in thousands):

	June 30,	December 31,
	2020	2019
Number of operating properties	154	28
Square feet	24,300	9,371
Total assets held for sale or contribution	$1,948,508	$720,685
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$50,490	$41,994

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	June 30, 2020		December 31, 2019
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	0.6%	$115,108	0.4%	$184,255
Senior notes (3)	2.3%	13,205,392	2.4%	9,660,570
Term loans and unsecured other (3)	1.0%	1,695,026	0.9%	1,441,882
Secured mortgage (3)(4)	3.6%	651,346	3.4%	619,170
Total	2.2%	$15,666,872	2.2%	$11,905,877

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fixes the interest rate on certain variable rate debt.

(2)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	June 30, 2020		December 31, 2019
	Amount Outstanding	% of Total	Amount Outstanding	% of Total
British pound sterling	$1,077,460	6.9%	$656,549	5.5%
Canadian dollar	265,791	1.7%	279,730	2.3%
Euro	6,080,521	38.8%	6,128,986	51.5%
Japanese yen	2,480,815	15.8%	2,329,381	19.6%
U.S. dollar	5,762,285	36.8%	2,511,231	21.1%
Total	$15,666,872		$11,905,877

(3)

Through the Liberty Transaction, we assumed $2.5 billion of senior notes, $246.9 million of secured mortgage debt and a $100.1 million term loan with a weighted average stated interest rate of 3.8%. We subsequently paid down $1.8 billion of the assumed debt with senior notes we issued at lower rates in February 2020. See below for additional activity on debt assumed in the Liberty Transaction and the extinguishment of a significant portion of the debt subsequent to acquisition.

(4)	Through the IPT Transaction, USLV assumed $341.8 million of secured mortgage debt, all of which was paid down at closing. See below for the early extinguishment of debt in the IPT Transaction.

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

We also have a Japanese yen revolver (the “Revolver”) with availability of ¥50.0 billion ($464.0 million at June 30, 2020). We have the ability to increase the Revolver to ¥65.0 billion ($603.2 million at June 30, 2020), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. At June 30, 2020, the Revolver was scheduled to mature in February 2021; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

In July 2020, we upsized our Revolver to increase its borrowing capacity to ¥55.0 billion. The upsized Revolver is scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees. We have the ability to increase borrowing capacity of the Revolver to ¥75.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

Senior Notes

The following table summarizes the issuances and redemptions of senior notes during the six months ended June 30, 2020 (principal in thousands):

	Aggregate Principal
Initial Borrowing Date	Borrowing Currency	USD (1)	Weighted Average Stated Interest Rate at the Issuance Date	Maturity Dates
February (2)	€1,350,000	$1,485,405	0.6%	February 2022 – 2035
February (2)	$2,200,000	$2,200,000	2.4%	April 2027 – 2050
February	£250,000	$322,490	1.9%	February 2035
June (3)	¥41,200,000	$386,314	1.0%	June 2027 – 2050

	Aggregate Principal
Redemption Date	Borrowing Currency	USD (1)	Stated Interest Rate at the Redemption Date	Maturity Dates
January	€400,000	$445,880	0.0%	January 2020
March (2)	€700,000	$783,090	1.4%	May 2021
June (3)	€212,598	$238,067	3.0%	January 2022
June (3)	€100,486	$112,524	3.4%	February 2024

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)

We utilized the proceeds from these issuances to redeem $1.8 billion of debt assumed in the Liberty Transaction, primarily senior notes as discussed above, and our €700.0 million ($783.1 million) senior notes due in May 2021. The remainder of the proceeds were used for the repayment of other debt and general corporate purposes.

(3)

We utilized the proceeds from the issuance of the Japanese yen senior notes to redeem €212.6 million ($238.1 million) and €100.5 million ($112.5 million) of the euro senior notes due in January 2022 and February 2024, respectively, through a tender offer.

In February 2020, we completed an exchange offer for two series of Liberty’s senior notes for an aggregate amount of $750.0 million, with $689.8 million, or 92%, of the aggregate principal amount being validly tendered for exchange. These senior notes are in the aggregate principal amounts of $400.0 million due in October 2026 with an interest rate of 3.3% and $350.0 million due in February 2029 with an interest rate of 4.4%. The senior notes were exchanged for notes issued by a wholly owned subsidiary and guaranteed by the OP. As a result of the exchange offer, we have no separate remaining financial reporting obligations or financial covenants associated with the senior notes assumed in the Liberty Transaction. All other terms of the exchanged Liberty senior notes remained substantially the same.

Term Loans

During the six months ended June 30, 2020, we extended the maturity of the multi-currency term loan (“2017 Term Loan”) by one year until May 2021. We may extend the maturity for one additional year, subject to the satisfaction of certain conditions and the payment of an extension fee. During the six months ended June 30, 2020 and 2019, we borrowed a net $250.0 million and paid down a net $59.0 million on the 2017 Term Loan, respectively.

Liquidity

The following table summarizes information about our available liquidity at June 30, 2020 (in millions):

Aggregate lender commitments
Credit Facilities	$3,947
Available term loans	250
Less:
Borrowings outstanding	115
Outstanding letters of credit	29
Current availability	4,053
Cash and cash equivalents	549
Total liquidity	$4,602

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2020 and for each year through the period ended December 31, 2024, and thereafter were as follows at June 30, 2020 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2020 (1)	$-	$-	$10,626	$4,521	$15,147
2021 (1)(2)	59,118	-	250,000	43,391	352,509
2022	-	713,763	-	11,857	725,620
2023 (3)	55,990	850,000	124,597	33,832	1,064,419
2024	-	671,336	-	263,176	934,512
Thereafter	-	11,010,008	1,317,848	293,951	12,621,807
Subtotal	115,108	13,245,107	1,703,071	650,728	15,714,014
Unamortized net premiums	-	24,831	-	2,790	27,621
Unamortized debt issuance costs	-	(64,546)	(8,045)	(2,172)	(74,763)
Total	$115,108	$13,205,392	$1,695,026	$651,346	$15,666,872

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)

Included in the 2021 maturities is the 2017 Term Loan and the Revolver that can be extended until 2022. In July 2020, we upsized our Revolver and it is now scheduled to mature in July 2024, which may be further extended until 2025.

(3)	Included in the 2023 maturities is the Global Facility that can be extended until 2024.

Early Extinguishment of Debt

During the six months ended June 30, 2020, we recognized $66.3 million of losses upon the redemption of certain euro senior notes in March and June as described above and the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. During the six months ended June 30, 2019, losses on early extinguishment of debt were not significant.

Financial Debt Covenants

We have $13.2 billion of senior notes and $1.7 billion of term loans outstanding at June 30, 2020 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At June 30, 2020, we were in compliance with all of our financial debt covenants.

Guarantee of Finance Subsidiary Debt

We have finance subsidiaries as part of our operations in Europe (Prologis Euro Finance LLC), Japan (Prologis Yen Finance LLC) and the U.K. (Prologis Sterling Finance LLC) in order to mitigate our foreign currency risk by borrowing in the currencies in which we invest. These entities are 100% indirectly owned by the OP and all unsecured debt issued or to be issued by each entity is or will be fully and unconditionally guaranteed by the OP. There are no restrictions or limits on the OP’s ability to obtain funds from its subsidiaries by dividend or loan. In reliance on Rule 3-10 of Regulation S-X, the separate financial statements of Prologis Euro Finance LLC, Prologis Yen Finance LLC and Prologis Sterling Finance LLC are not provided.

NOTE 7. STOCKHOLDER’S EQUITY OF PROLOGIS, INC.

Share Purchase Program

In March 2020, the Board of Directors authorized a new share purchase program for the repurchase of outstanding shares of our common stock on the open market or in privately negotiated transactions for an aggregate purchase price of up to $1.0 billion. In March 2020, we repurchased and retired 0.5 million shares of common stock for an aggregate price of $34.8 million at a weighted average price of $64.66 per share on the open market.

Shares Authorized

In April 2020, our stockholders approved an amendment to our Articles of Incorporation that increased the number of authorized shares from 1.0 billion to 2.0 billion shares of common stock.

Common Stock

In May 2020, we entered into a new at-the-market program that allows us to sell up to $1.5 billion in aggregate gross sales proceeds of shares of common stock through twenty designated agents. These agents earn a fee of up to 2% of the gross sales price per share of common stock as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under this new program.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and liabilities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Prologis U.S. Logistics Venture (1)	55.0%	55.0%	$3,492,089	$2,677,846	$7,890,447	$6,077,016	$138,994	$99,397
Other consolidated entities (2)	various	various	97,711	97,548	1,029,932	849,620	123,384	85,186
Prologis, L.P.			3,589,800	2,775,394	8,920,379	6,926,636	262,378	184,583
Limited partners in Prologis, L.P. (3)(4)			913,481	643,263	-	-	-	-
Prologis, Inc.			$4,503,281	$3,418,657	$8,920,379	$6,926,636	$262,378	$184,583

(1)

As discussed in Note 3, in January 2020, USLV acquired a portfolio of 127 operating properties, aggregating 19.0 million square feet, in the IPT Transaction for $2.0 billion, including transaction costs and the assumption and repayment of debt. Our partner contributed their share of the purchase price to fund the acquisition.

(2)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at June 30, 2020 and December 31, 2019 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(3)	We had 8.6 million Class A Units that were convertible into 8.0 million and 8.1 million limited partnership units of the OP at June 30, 2020 and December 31, 2019, respectively.

(4)

At June 30, 2020 and December 31, 2019, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 8.4 million and 6.2 million shares of the Parent’s common stock, respectively. We issued 2.3 million limited partnership units in the Liberty Transaction. Also included are the vested OP Long-Term Incentive Plan Units associated with our long-term compensation plan. See further discussion of LTIP Units in Note 9.

NOTE 9. LONG-TERM COMPENSATION

Equity-Based Compensation Plans and Programs

2020 Long-Term Incentive Plan

In April 2020, our stockholders approved the 2020 Long-Term Incentive Plan (“2020 LTIP”), which replaced the 2012 Long-Term Incentive Plan (“2012 LTIP”). After approval of the 2020 LTIP, no further awards could be made under the 2012 LTIP and outstanding awards previously granted under the 2012 LTIP will remain outstanding in accordance with the awards’ terms.

The 2020 LTIP provides for grants of awards to officers, directors, employees and consultants of the Parent or its subsidiaries. Awards can be in the form of: full value awards, stock appreciation rights, and stock options (non-qualified options and incentive stock options). Full value awards generally consist of: (i) common stock; (ii) restricted stock units (“RSUs”); (iii) OP LTIP units (“LTIP Units”) and (iv) Prologis Outperformance Plan (“POP”) OP LTIP units (“POP LTIP Units”). The equity-based compensation plans and programs under which awards can be made were not changed under the 2020 LTIP. See the discussion below regarding these programs. Awards may be made under the 2020 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

Prologis Outperformance Plan (“POP”)

We allocate participation points or a percentage of the compensation pool to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3% of the excess value created, subject to a maximum as defined for each performance period. Generally, POP awards cannot be paid at a time when our absolute TSR is negative in accordance with the terms of POP. Therefore, if after seven years our TSR has not been positive, the awards will be forfeited.

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

Other Equity-Based Compensation Plans and Programs

Our other equity-based compensation plans and programs include (i) the Prologis Promote Plan (“PPP”); (ii) the annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iii) the annual bonus exchange program. Awards under these plans and programs may be issued in the form of RSUs of the Parent or LTIP Units of the OP at the eligible participant’s election. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and the grant date value is charged to compensation expense over the service period.

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the six months ended June 30, 2020 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2020	1,165	$68.44
Granted	383	93.00
Vested and distributed	(500)	62.53
Forfeited	(35)	74.97
Balance at June 30, 2020	1,013	$78.55

LTIP Units

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2020 (units in thousands):

	Vested	Unvested	Unvested Weighted Average
	LTIP Units	LTIP Units	Grant Date Fair Value
Balance at January 1, 2020	3,714	2,678	$60.06
Granted	-	658	93.23
Vested LTIP Units	954	(954)	63.46
Vested POP LTIP Units (1)	303	-	N/A
Unvested POP LTIP Units (1)	-	345	19.03
Conversion to common limited partnership units	(424)	-	N/A
Balance at June 30, 2020	4,547	2,727	$61.61

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2020	2019	2020	2019
Net earnings attributable to common stockholders – Basic	$404,539	$383,784	$893,957	$730,831
Net earnings attributable to exchangeable limited partnership units (1)	11,763	11,759	25,812	22,416
Adjusted net earnings attributable to common stockholders – Diluted	$416,302	$395,543	$919,769	$753,247

Weighted average common shares outstanding – Basic	737,992	630,271	718,278	629,990
Incremental weighted average effect on exchange of limited partnership units (1)	21,539	19,556	20,884	19,637
Incremental weighted average effect of equity awards	6,299	5,620	6,865	5,139
Weighted average common shares outstanding – Diluted (2)	765,830	655,447	746,027	654,766

Net earnings per share attributable to common stockholders:
Basic	$0.55	$0.61	$1.24	$1.16
Diluted	$0.54	$0.60	$1.23	$1.15

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2020	2019	2020	2019
Net earnings attributable to common unitholders	$416,189	$395,470	$919,577	$753,091
Net earnings attributable to Class A Units	(4,375)	(5,077)	(10,026)	(9,683)
Net earnings attributable to common unitholders – Basic	411,814	390,393	909,551	743,408
Net earnings attributable to Class A Units	4,375	5,077	10,026	9,683
Net earnings attributable to exchangeable other limited partnership units	113	73	192	156
Adjusted net earnings attributable to common unitholders – Diluted	$416,302	$395,543	$919,769	$753,247

Weighted average common partnership units outstanding – Basic	751,182	641,127	730,807	640,832
Incremental weighted average effect on exchange of Class A Units	8,050	8,337	8,056	8,347
Incremental weighted average effect on exchange of other limited partnership units	299	363	299	448
Incremental weighted average effect of equity awards of Prologis, Inc.	6,299	5,620	6,865	5,139
Weighted average common units outstanding – Diluted (2)	765,830	655,447	746,027	654,766

Net earnings per unit attributable to common unitholders:
Basic	$0.55	$0.61	$1.24	$1.16
Diluted	$0.54	$0.60	$1.23	$1.15

(1)

The exchangeable limited partnership units include the units as discussed in Note 8. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Class A Units	8,050	8,337	8,056	8,347
Other limited partnership units	299	363	299	448
Equity awards	9,039	8,589	9,754	8,161
Prologis, L.P.	17,388	17,289	18,109	16,956
Common limited partnership units	13,190	10,856	12,529	10,842
Prologis, Inc.	30,578	28,145	30,638	27,798

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	June 30, 2020		December 31, 2019
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$1,853	$-	$181	$49
British pound sterling	11,277	-	731	3,823
Canadian dollar	3,367	613	523	1,855
Chinese renminbi	2	5	-	81
Euro	7,501	177	7,135	2,034
Japanese yen	7,540	-	3,889	97
Swedish krona	46	444	-	797

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	10,515	-	807	13,189
Canadian dollar	2,378	-	-	1,926

Interest rate swaps
Cash flow hedges
Euro	20	-	-	-
U.S. dollar	-	321	-	-
Total fair value of derivatives	$44,499	$1,560	$13,266	$23,851

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2020							2019
	CAD	EUR	GBP	JPY	SEK	Other	Total	BRL	CAD	EUR	GBP	JPY	MXN	Total
Notional amounts at January 1 ($)	120	581	178	182	31	15	1,107	5	55	314	118	177	-	669
New contracts ($)	16	809	294	60	9	19	1,207	489	144	86	625	37	5	1,386
Matured, expired or settled contracts ($)	(22)	(1,071)	(285)	(50)	(6)	(27)	(1,461)	(494)	(116)	(62)	(510)	(37)	(5)	(1,224)
Notional amounts at June 30 ($)	114	319	187	192	34	7	853	-	83	338	233	177	-	831

Weighted average forward rate at June 30	1.33	1.16	1.31	102.86	9.40			-	1.31	1.20	1.28	104.13	-
Active contracts at June 30	42	48	54	45	30			-	30	34	30	34	-

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Exercised contracts	40	25	73	48
Realized gains on the matured, expired or settled contracts	$6	$6	$10	$7
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(13)	$(3)	$34	$4

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2020			2019
	CAD	GBP	Total	BRL	CAD	GBP	Total
Notional amounts at January 1 ($)	97	387	484	460	100	127	687
New contracts ($)	-	324	324	489	48	391	928
Matured, expired or settled contracts ($)	-	(576)	(576)	(949)	(50)	(127)	(1,126)
Notional amounts at June 30 ($)	97	135	232	-	98	391	489

Weighted average forward rate at June 30	1.32	1.35		-	1.30	1.30
Active contracts at June 30	2	1		-	2	6

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the six months ended June 30 (in millions):

	2020		2019
	EUR	USD	EUR
Notional amounts at January 1 ($)	-	-	500
New contracts ($) (1)(2)(3)	165	1,000	-
Matured, expired or settled contracts ($) (2)	-	(750)	-
Notional amounts at June 30 ($)	165	250	500

(1)

During the first quarter of 2020, we entered into one interest rate swap contract with an aggregate notional amount of €150.0 million ($165.0 million) to effectively fix the interest rate on our euro senior notes bearing a floating rate of Euribor plus 0.3% issued in February 2020.

(2)

During the first quarter of 2020, we entered into four treasury lock contracts with an aggregate notional amount of $750.0 million to effectively fix the interest rate on the forecasted issuance of U.S. dollar senior notes, which were then issued in February 2020. Subsequent to issuance, we recorded a loss of $16.8 million associated with these derivatives that will be amortized out of Accumulated Other Comprehensive Income/Loss to Interest Expense, in accordance with our policy.

(3)

During the second quarter of 2020, we entered into two interest rate swap contracts with an aggregate notional amount of $250.0 million to effectively fix the interest rate on the outstanding balance of our 2017 Term Loan bearing a floating rate of 1-month USD LIBOR plus 0.9%.

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries (in millions):

	June 30, 2020	December 31, 2019
British pound sterling	$939	$329
Euro	$-	$850

The following table summarizes the recognized unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Unrealized gains (losses) on the unhedged portion	$(56)	$1	$26	$1

Other Comprehensive Income (Loss)

The change in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income during the periods presented is due to the translation into U.S. dollars from the consolidation of the financial statements of our consolidated subsidiaries whose functional currency is not the U.S. dollar. The change in fair value of the effective portion of our derivative financial instruments that have been designated as net investment hedges and cash flow hedges and the translation of the hedged portion of our debt, as discussed above, are also included in Other Comprehensive Income (Loss).

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivative net investment hedges	$(2,835)	$8,464	$22,524	$(10,988)
Debt designated as nonderivative net investment hedges	16,259	(31,033)	49,009	32,624
Cumulative translation adjustment	(14,477)	(25,093)	(206,119)	(9,218)
Total foreign currency translation gains (losses), net	$(1,053)	$(47,662)	$(134,586)	$12,418

Cash flow hedges (1)(2)	$1,087	$1,153	$(14,438)	$2,258
Our share of derivatives from unconsolidated co-investment ventures	286	(4,878)	(7,637)	(8,616)
Total unrealized gains (losses) on derivative contracts, net	$1,373	$(3,725)	$(22,075)	$(6,358)
Total change in other comprehensive income (loss)	$320	$(51,387)	$(156,661)	$6,060

(1)

We estimate an additional expense of $5.4 million will be reclassified to Interest Expense over the next 12 months from June 30, 2020, due to the amortization of previously settled derivatives designated as cash flow hedges.

(2)	Included in the six months ended June 30, 2020 was $16.8 million in losses associated with the termination of the four treasury lock contracts.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value Measurements on a Recurring Basis

At June 30, 2020 and December 31, 2019, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2020 and December 31, 2019, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At June 30, 2020 and December 31, 2019, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At June 30, 2020 and December 31, 2019, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2020 and December 31, 2019, as compared with those in effect when the debt was issued or assumed, including low borrowing spreads due to our credit ratings. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$115,108	$114,633	$184,255	$184,255
Senior notes	13,205,392	14,025,805	9,660,570	10,228,715
Term loans and unsecured other	1,695,026	1,714,984	1,441,882	1,463,841
Secured mortgage	651,346	690,787	619,170	651,047
Total	$15,666,872	$16,546,209	$11,905,877	$12,527,858

The fair value of the senior notes increased during the six months ended June 30, 2020 due to the decrease in bond yields in the market as compared to the higher weighted average interest rates on our senior notes.

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

The following reconciliations are presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Real estate operations segment:
U.S.	$896,879	$649,433	$1,726,262	$1,301,302
Other Americas	19,736	23,847	45,815	47,712
Europe	17,988	12,263	33,490	20,820
Asia	10,863	15,685	21,549	29,641
Total real estate operations segment	945,466	701,228	1,827,116	1,399,475
Strategic capital segment:
U.S.	256,517	20,536	290,859	40,804
Other Americas	9,596	13,624	18,707	21,524
Europe	31,532	33,539	64,122	62,377
Asia	23,013	21,445	43,561	38,244
Total strategic capital segment	320,658	89,144	417,249	162,949

Total revenues	1,266,124	790,372	2,244,365	1,562,424

Segment net operating income:
Real estate operations segment:
U.S. (1)	675,126	481,631	1,277,730	952,707
Other Americas	13,817	15,865	33,273	34,918
Europe	8,655	6,888	18,810	12,432
Asia	7,780	12,191	15,023	22,863
Total real estate operations segment	705,378	516,575	1,344,836	1,022,920
Strategic capital segment:
U.S. (1)	203,582	7,794	217,206	11,121
Other Americas	6,348	9,355	11,527	14,777
Europe	19,114	23,223	39,708	42,374
Asia	10,069	11,566	20,689	19,413
Total strategic capital segment	239,113	51,938	289,130	87,685

Total segment net operating income	944,491	568,513	1,633,966	1,110,605

Reconciling items:
General and administrative expenses	(64,664)	(66,276)	(134,353)	(135,977)
Depreciation and amortization expenses	(398,195)	(284,376)	(744,165)	(568,385)
Gains on dispositions of development properties and land, net	86,416	196,941	249,166	239,382
Gains on other dispositions of investments in real estate, net	43,939	27,254	75,430	173,021
Operating income	611,987	442,056	1,080,044	818,646

Earnings from unconsolidated entities, net	54,142	48,556	142,872	105,222
Interest expense	(81,298)	(59,122)	(156,940)	(119,629)
Interest and other income, net	1,027	4,312	1,397	12,222
Foreign currency and derivative gains (losses), net	(60,836)	2,041	52,493	10,775
Losses on early extinguishment of debt, net	(23,573)	(385)	(66,340)	(2,501)
Earnings before income taxes	$501,449	$437,458	$1,053,526	$824,735

	June 30, 2020	December 31, 2019
Segment assets:
Real estate operations segment:
U.S.	$41,623,003	$27,999,868
Other Americas	1,061,404	1,332,237
Europe	1,518,215	1,379,579
Asia	901,407	879,072
Total real estate operations segment	45,104,029	31,590,756
Strategic capital segment: (2)
U.S.	13,893	14,529
Europe	25,280	25,280
Asia	350	359
Total strategic capital segment	39,523	40,168
Total segment assets	45,143,552	31,630,924

Reconciling items:
Investments in and advances to unconsolidated entities	7,201,006	6,237,371
Assets held for sale or contribution	1,948,508	720,685
Lease right-of-use assets	110,124	111,439
Cash and cash equivalents	549,129	1,088,855
Other assets	269,538	242,576
Total reconciling items	10,078,305	8,400,926
Total assets	$55,221,857	$40,031,850

(1)	This includes compensation, personnel costs and PPP awards for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at June 30, 2020 and December 31, 2019.

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2020 and 2019 included the following:

•	We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 2 for more information on this transaction.

•

We recognized Lease Right-of-Use Assets and Lease Liabilities on the Consolidated Balance Sheets, including any new leases, renewals, modifications and terminations after January 1, 2020 of $2.9 million each, and $411.4 million and $417.3 million, respectively, after January 1, 2019, related to leases in which we are the lessee. Amounts in 2019 are primarily due to our adoption of the new lease standard on January 1, 2019.

•	We capitalized $13.2 million and $12.1 million in 2020 and 2019, respectively, of equity-based compensation expense.

•

We received $57.1 million and $235.5 million in 2020 and 2019, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4. Included in 2019 was our initial 20.0% investment in PBLV in exchange for our contribution of the initial portfolio of properties to PBLV upon formation.

•	We issued 0.1 million and 0.5 million shares in 2020 and 2019, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

We paid $168.1 million and $153.2 million for interest, net of amounts capitalized, for the six months ended June 30, 2020 and 2019, respectively.

We paid $45.0 million and $39.9 million for income taxes, net of refunds, for the six months ended June 30, 2020 and 2019, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2020 and 2019, the related consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 28, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of income, comprehensive income, and capital for the three-month and six-month periods ended June 30, 2020 and 2019, the related consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 28, 2020

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties; (v) maintenance of real estate investment trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to the coronavirus (“COVID-19”) pandemic; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

MANAGEMENT’S OVERVIEW

As the global leader in logistics real estate, Prologis has a presence in 19 countries across four continents. We own, manage and develop well-located, high-quality logistics facilities, with a focus on the consumption side of the global supply chain. Our local teams actively manage our portfolio, which encompasses leasing and property management, capital deployment and opportunistic dispositions, generally allowing us to recycle capital to self-fund our development and acquisition activities. The majority of our properties in the U.S. are wholly owned, while our properties outside the U.S. are primarily held in co-investment ventures that have the benefit of mitigating our exposure to foreign currency movements.

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

On January 8, 2020, our two U.S. co-investment ventures, Prologis U.S. Logistics Venture (“USLV”) and Prologis Targeted U.S. Logistics Fund (“USLF”) acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for $2.0 billion each, that we refer to as the “IPT Transaction” and is detailed in Notes 3, 4, 6 and 8 to the Consolidated Financial Statements. Our aggregate investment in the acquisitions was $1.6 billion. The portfolio included 235 industrial operating properties, aggregating 37 million square feet.

On February 4, 2020, we acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty”) through a merger transaction that we refer to as the “Liberty Transaction” and is detailed in Note 2 to the Consolidated Financial Statements. The Liberty portfolio was primarily comprised of logistics real estate assets, including 519 industrial operating properties, aggregating 100 million square feet, which were highly complementary to our U.S. portfolio in terms of product quality, location and growth potential. The portfolio also included development in progress, land for future logistics facilities and office properties. The acquisition expanded our presence in target markets such as Lehigh Valley, Chicago, Houston, Central Pennsylvania, New Jersey and Southern California. The total acquisition price was $13.0 billion through the issuance of equity based on the value of the Prologis common stock issued using the closing price on February 3, 2020 and the assumption of debt, and includes transaction costs. As a result of the closely aligned portfolios and similar business strategy, we integrated the IPT and Liberty properties while adding minimal property management expenses and further scaling our operations.

On a combined basis, there were 42 million square feet of non-strategic industrial properties with a gross book value of approximately $3 billion acquired in both the Liberty Transaction and the IPT Transaction that we do not intend to operate long-term. Depending on the expected hold period, these assets are either classified as Assets Held for Sale or Contribution or Other Real Estate Investments in the Consolidated Balance Sheets.

At June 30, 2020, our total O&M portfolio at 100%, including properties and development projects (based on gross book value and total expected investment (“TEI”)), totaled $91.5 billion across 963 million square feet (89 million square meters) and four continents. Our share of the total O&M portfolio was $58.6 billion. We lease modern logistics facilities to a diverse base of approximately 5,500 customers.

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

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through long-term operating leases, including reimbursements for the majority of our property operating costs. We expect to generate long-term internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. A significant amount of our rental revenue, NOI and cash flows are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in urban centers, we believe our development business allows us to build what our customers need. We develop properties to meet these needs, deepen our market presence and refresh our portfolio quality. We believe we have a competitive advantage due to (i) the strategic locations of our land bank; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects lease up and generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land, including options, has the potential to support the development of $12.3 billion of TEI of new logistics space. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

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

(2)

General and Administrative (“G&A”) Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from the Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures. Annualized 2020 represents adjusted G&A expenses for the year ended December 31, 2020 based on the six months ended June 30, 2020.

•

Rent Growth. Due to the COVID-19 pandemic and the current economic environment, we expect market rents to remain flat for the remainder of 2020. However, due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases are approximately 13% below current market rent on the basis of our weighted average ownership at June 30, 2020. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) every quarter since 2013. We expect this positive rent change trend to continue for several more years due to our current in-place rents being below market.

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

SUMMARY OF 2020

While the economic impact of COVID-19 remains unknown, the combination of what we see in our proprietary data, the pace of rent collections and dialogue with our customers provides us with a more positive outlook for the remainder of 2020 than at March 31, 2020. However, as the uncertainty continues surrounding the timing and nature of economies reopening, it remains difficult to predict the impact on our business and future financial condition and operating results.

We have experienced minimal impacts from the current environment on our O&M portfolio operating fundamentals in 2020. This is the result of favorable market fundamentals in the logistics real estate sector, our significant in-place-to-market rent spreads on leases and rent collections that are on pace with or ahead of 2019 levels for each month since the pandemic began in March 2020. Leasing activity has remained strong for the O&M portfolio throughout 2020 with the commencement of 71 million square feet of leases, net effective rent change of 19.1% and a customer retention rate of 78.4%. E-commerce has been the clear driver of leasing activity and we continue to expect an acceleration of e-commerce adoption due to consumer demand. While customers that serve essential daily needs continue to thrive, leasing during the second quarter of 2020 included non-essential industries as well. Customers that have been negatively impacted by the current economy represent a minimal percentage of our annual rent.

As of July 21, 2020, we have collected 96.1% of June and 91.4% of July rents for the O&M portfolio, which excludes the deferral of rents for June and July of 2.0% and 0.7%, respectively, that have been deferred until later in the year. We have received requests from certain customers for rent concessions and for those granted, it is generally the deferral of the rent payment to a period later in 2020 which will have no impact on revenue recognition. As of July 21st, we have granted $31 million of rental deferral requests in 2020 or 48 basis points of annualized rental revenue. Although COVID-19 continues to have a minimal impact on our rent collections, we may see an increase in bad debt during the remainder of the year.

Our capital deployment and disposition activities have continued throughout this time and we expect the volume of these activities to accelerate in the second half of 2020.

Our business continuity, communication plans and technology are allowing all functions of the business to work smoothly during this time. Our employees have either continued working remotely or in our offices under certain protocols to keep a safe working environment. We have not had any lay-offs and we have extended financial assistance to employees in need. Our local property and leasing teams have continued to maintain our properties and work with our customers to help them navigate the new environment while following established measures to keep them and our customers safe. In addition, we are providing assistance across the globe in the form of direct cash grants, supplies and the donation of over one million square feet through our Space for Good program. Also, we contributed $5 million to the Prologis Foundation for donations to COVID-19 relief organizations during the six months ended June 30, 2020.

We completed the following significant activities in 2020 as described in the Notes to the Consolidated Financial Statements:

•

In January, our U.S. co-investment ventures, USLV and USLF, acquired the wholly owned real estate assets of IPT for $2.0 billion each, including the assumption and repayment of debt. As USLV is a consolidated co-investment venture, our Results of Operations section includes a discussion of the acquired properties. USLF is an unconsolidated co-investment venture and therefore the acquisition is included in the discussion of our O&M Operating Portfolio. For further discussion on the acquisition by USLF, see Note 4, and for USLV, see Notes 6 and 8.

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

•

We earned promotes aggregating $228 million ($173 million net of related expenses), primarily in June from our unconsolidated co-investment venture in the U.S., which was recorded in Strategic Capital Revenues.

•

We generated net proceeds of $1.3 billion and realized net gains of $325 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Europe, Mexico and Japan and dispositions to third parties in the U.S.

•

We have total available liquidity of $4.6 billion, including current aggregate availability on our global senior credit facility and Japanese yen revolver of $3.8 billion, multi-currency term loan of $250 million and unrestricted cash balances of $549 million. We have no significant debt due until 2022.

•

Additionally, we completed the following financing activities that resulted in extending our weighted average remaining maturity to 10 years and keeping our weighted average effective interest rate at 2.2% (principal in millions):

	Aggregate Principal
Initial Borrowing Date	Borrowing Currency	USD (1)	Weighted Average Stated Interest Rate at Issuance Date	Maturity Dates
February	€1,350	$1,485	0.6%	February 2022 – 2035
February	$2,200	$2,200	2.4%	April 2027 – 2050
February	£250	$322	1.9%	February 2035
June	¥41,200	$386	1.0%	June 2027 – 2050

	Aggregate Principal
Redemption Date	Borrowing Currency	USD (1)	Stated Interest Rate at the Redemption Date	Maturity Date
January	€400	$446	0.0%	January 2020
March	€700	$783	1.4%	May 2021
June	€213	$238	3.0%	January 2022
June	€100	$113	3.4%	February 2024

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

In February 2020, we completed an exchange offer for two series of Liberty’s senior notes for an aggregate amount of $750 million, with $690 million, or 92%, of the aggregate principal amount being validly tendered for exchange. These senior notes are in the aggregate principal amounts of $400 million due in October 2026 with an interest rate of 3.3% and $350 million due in February 2029 with an interest rate of 4.4%. The senior notes were exchanged for notes issued by a wholly owned subsidiary and guaranteed by the OP. All other terms of the exchanged Liberty senior notes remained substantially the same.

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

	2020	2019
Real Estate Operations – NOI	$1,345	$1,023
Strategic Capital – NOI	289	88
General and administrative expenses	(134)	(136)
Depreciation and amortization expenses	(744)	(568)
Operating income before gains on real estate transactions, net	756	407
Gains on dispositions of development properties and land, net	249	239
Gains on other dispositions of investments in real estate, net	75	173
Operating income	$1,080	$819

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

Below are the components of Real Estate Operations revenues, expenses and NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2020	2019
Rental revenues	$1,823	$1,397
Development management and other revenues	4	2
Rental expenses	(460)	(369)
Other expenses	(22)	(7)
Real Estate Operations – NOI	$1,345	$1,023

The change in Real Estate Operations NOI for the six months ended June 30, 2020 from the same period in 2019, was impacted by the following items (in millions):

(1)	Acquisition activity increased NOI in 2020, compared to 2019, primarily due to the Liberty Transaction and the IPT Transaction.

(2)

During both periods, we experienced positive rental rate growth. Rental rate growth (or rent change) is a combination of the rollover of existing leases to higher rental rates and contractual rent increases on existing leases. If a lease has a contractual rent increase driven by a metric that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenue we recognize. We experienced an increase in consolidated NER change from 28.2% during the six months ended June 30, 2019 to 29.3% for the same period in 2020. See below for key metrics on rent change on rollover and occupancy for the consolidated operating portfolio.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that were completed on or after January 1, 2019 through June 30, 2020.

Below are key operating metrics of our consolidated operating portfolio, excluding non-strategic industrial properties.

(1)	The increase in consolidated square feet in the first quarter of 2020 is a result of properties acquired in the Liberty Transaction and the IPT Transaction.

The decrease in occupancy in the first quarter of 2020 was driven primarily by significantly higher lease roll and changes in the composition of the operating portfolio as a result of deployment activity.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(3)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the six months ended June 30 (dollars and square feet in millions):

	2020	2019
Starts:
Number of new development projects during the period	6	23
Square feet	2	5
TEI	$365	$516
Percentage of build-to-suits based on TEI	31.7%	35.5%

Stabilizations:
Number of development projects stabilized during the period	31	31
Square feet	10	12
TEI	$1,006	$1,166
Weighted average stabilized yield (1)	6.4%	6.5%
Estimated value at completion	$1,386	$1,588
Estimated weighted average margin	37.7%	36.2%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

In the first quarter of 2020, we suspended several recently started speculative development projects for the short-term. As of June 30, 2020, these suspended development projects have a TEI of $353 million, and remain within our consolidated development portfolio at period end. We have continued with the development of buildings that are build-to-suit and plan to commence with new and suspended speculative developments when market conditions warrant.

At June 30, 2020, our active consolidated development portfolio, including properties under development and prestabilized properties, is expected to be completed before May 2022 with a TEI of $3.1 billion, leaving $1.1 billion remaining to be spent, and was 67.8% leased.

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

Below are the components of Strategic Capital revenues, expenses and NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2020	2019
Strategic capital revenues	$417	$163
Strategic capital expenses	(128)	(75)
Strategic Capital – NOI	$289	$88

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Strategic capital revenues ($)
Recurring fees (2)	53	35	16	15	56	51	31	27	156	128
Transactional fees (3)	11	6	3	2	7	8	12	12	33	28
Promote revenue (4)	227	-	-	5	1	2	-	-	228	7
Total strategic capital revenues ($)	291	41	19	22	64	61	43	39	417	163
Strategic capital expenses ($)	(74)	(30)	(8)	(7)	(24)	(18)	(22)	(20)	(128)	(75)
Strategic Capital – NOI ($)	217	11	11	15	40	43	21	19	289	88

(1)	The U.S. expenses include compensation, personnel costs and PPP awards for employees who are based in the U.S. but also support other geographies.

(2)	Recurring fees include asset and property management fees. The increase in the U.S. is primarily due to the IPT Transaction.

(3)	Transactional fees include leasing commission, acquisition, disposition, development and other fees.

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

The following real estate investments were held through our unconsolidated co-investment ventures based on historical cost (dollars and square feet in millions):

	U.S.		Other Americas		Europe		Asia		Total
	Jun 30, 2020 (1)	Dec 31, 2019	Jun 30, 2020 (2)	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	689	605	225	214	745	731	158	144	1,817	1,694
Square feet	113	99	49	44	178	176	65	59	405	378
Total assets ($)	10,276	8,408	2,938	2,707	14,872	14,677	9,420	8,758	37,506	34,550

(1)	The increase in the U.S. is due to operating properties acquired in the IPT Transaction, and excludes 24 operating properties, aggregating 4 million square feet, classified as assets held for sale.

(2)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses were $134 million and $136 million for the six months ended June 30, 2020 and 2019. Included in the six months ended June 30, 2020 is a contribution of $5 million to the Prologis Foundation for donations to COVID-19 relief organizations. We capitalize certain internal costs, including salaries and related expenses, directly related to our development activities.

The following table summarizes capitalized G&A for the six months ended June 30 (dollars in millions):

	2020	2019
Building and land development activities	$38	$35
Operating building improvements and other	12	10
Total capitalized G&A expenses	$50	$45
Capitalized salaries and related costs as a percent of total salaries and related costs	20.9%	19.5%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $744 million and $568 million for the six months ended June 30, 2020 and 2019, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the six months ended June 30, 2020 from the same period in 2019 (in millions):

(1)	Included in acquisitions are the operating properties and related intangible assets acquired in the Liberty Transaction and the IPT Transaction.

Gains on Real Estate Transactions, Net

The following table summarizes our Gains on Dispositions of Development Properties and Land, net and Gains on Other Dispositions of Investments in Real Estate, net, which includes sales of non-developed properties (primarily operating properties) and other real estate transactions, net for the six months ended June 30 (in millions):

	2020	2019
Gains on dispositions of development properties and land, net
Contributions to unconsolidated entities	$231	$228
Dispositions to third parties	18	11
Total gains on dispositions of development properties and land, net	$249	$239

Gains on other dispositions of investments in real estate, net
Contributions to unconsolidated entities	$-	$38
Dispositions to third parties	75	-
Gains on partial redemption of investment in an unconsolidated co-investment venture	-	135
Total gains on other dispositions of investments in real estate, net	$75	$173

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

Our O&M operating portfolio does not include our development portfolio, value-added properties, non-industrial properties or properties we do not have the intent to hold long-term that are classified as either held for sale or within other real estate investments. Value-added properties are properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value. See below for information on our O&M operating portfolio (square feet in millions):

	June 30, 2020			December 31, 2019
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,240	436	96.3%	1,882	359	96.1%
Unconsolidated	1,797	403	95.1%	1,676	376	96.8%
Total	4,037	839	95.7%	3,558	735	96.5%

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

We define our same store population for the three months ended June 30, 2020 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2019 and owned throughout the same three-month period in both 2019 and 2020. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2019) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2020	2019	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$944	$701
Rental expenses	(232)	(181)
Consolidated Property NOI	712	520

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)(2)	(232)	(51)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	484	474
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(395)	(388)
Prologis Share of Same Store Property NOI – Net Effective (2)	$569	$555	2.6%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(9)	(12)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(10)	(6)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	8	5
Prologis Share of Same Store Property NOI – Cash (2)(3)	$558	$542	2.9%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property

NOI for the same store portfolio and apply our ownership percentage at June 30, 2020 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $143 million and $105 million for the six months ended June 30, 2020 and 2019, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2020	2019
Gross interest expense	$175	$137
Amortization of debt discount and debt issuance costs, net	3	9
Capitalized amounts	(21)	(26)
Net interest expense	$157	$120
Weighted average effective interest rate during the period	2.3%	2.5%

Interest expense increased due to higher debt balances in 2020 as compared to 2019, including the debt assumed in the Liberty Transaction, reduced partially by lower interest rates as a result of our refinancing activities as discussed under the Summary of 2020 section.

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

The following table details our foreign currency and derivative gains, net for the six months ended June 30 (in millions):

	2020	2019
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$10	$7
Total realized foreign currency and derivative gains, net	10	7

Unrealized foreign currency and derivative gains (losses), net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	60	5
Losses on remeasurement of certain assets and liabilities	(18)	(1)
Total unrealized foreign currency and derivative gains, net	42	4
Total foreign currency and derivative gains, net	$52	$11

See Note 11 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

During the six months ended June 30, 2020, we recognized $66 million of losses upon the redemption of certain euro senior notes in March and June as described above and the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. During the six months ended June 30, 2019, losses on early extinguishment of debt were not significant.

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

The following table summarizes our income tax expense for the six months ended June 30 (in millions):

	2020	2019
Current income tax expense:
Income tax expense	$46	$21
Income tax expense on dispositions	30	10
Total current income tax expense	76	31

Deferred income tax expense:
Income tax expense	1	9
Total deferred income tax expense	1	9
Total income tax expense	$77	$40

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes earned by us during the period. We had net earnings attributable to noncontrolling interests of $79 million and $51 million for the six months ended June 30, 2020 and 2019, respectively. Included in these amounts were $26 million and $22 million for the six months ended June 30, 2020 and 2019, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 8 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 11 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions and other comprehensive income (loss).

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2020 AND 2019

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, are similar to the changes for the six-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our active consolidated development portfolio (at June 30, 2020, excluding suspended development projects, 71 properties in our development portfolio were 67.8% leased with a current investment of $2.0 billion and a TEI of $3.1 billion when completed and leased, leaving $1.1 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $15 million in 2020;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	available unrestricted cash balances ($549 million at June 30, 2020);

•	net cash flow from property operations;

•	fees earned for services performed on behalf of the co-investment ventures, including promotes;

•	distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contribution of properties to current or future co-investment ventures;

•	borrowing capacity under our current credit facility arrangements, term loans and other borrowing arrangements ($4.1 billion available at June 30, 2020);

•	proceeds from the issuance of debt; and

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets.

We may also generate proceeds from the issuance of equity securities, subject to market conditions. In February 2020, we completed the Liberty Transaction for $13.0 billion, primarily through the issuance of equity.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2020			December 31, 2019
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,077	6.9%	2.3%	$657	5.5%
Canadian dollar	3.4%	266	1.7%	3.4%	280	2.3%
Euro	1.7%	6,081	38.8%	1.9%	6,129	51.5%
Japanese yen	0.8%	2,481	15.8%	0.7%	2,329	19.6%
U.S. dollar	3.3%	5,762	36.8%	4.4%	2,511	21.1%
Total debt (1)	2.2%	$15,667		2.2%	$11,906

(1)	The weighted average maturity for total debt outstanding at June 30, 2020 and December 31, 2019 was 116 months and 94 months, respectively.

Our credit ratings at June 30, 2020, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At June 30, 2020, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at June 30, 2020 (dollars in millions):

	Equity Commitments
	Prologis	Venture Partners	Total	Exchange Rate	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$933	$933	N/A	2022 – 2023 (1)
Prologis European Logistics Fund	-	1,401	1,401	1.12 U.S. dollar/ 1 euro	2022 – 2023 (1)
Prologis UK Logistics Venture	9	49	58	1.23 U.S. dollar/ 1 British pound sterling	2021
Prologis China Core Logistics Fund	-	108	108	0.14 U.S. dollar/ 1 Chinese renminbi	2022
Prologis China Logistics Venture	315	1,788	2,103	N/A	2021 – 2028
Prologis Brazil Logistics Venture	33	133	166	0.18 U.S. dollar/ 1 Brazilian real	2026
Total	$357	$4,412	$4,769

(1)	Venture partners have the option to cancel their equity commitment up to 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2020	2019
Net cash provided by operating activities	$1,355	$1,004
Net cash provided by (used in) investing activities	$(2,251)	$82
Net cash provided by (used in) financing activities	$354	$(1,034)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(540)	$57

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity during the six months ended June 30, 2020 and 2019:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $53 million and $52 million for 2020 and 2019, respectively.

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

•

G&A expenses and equity-based compensation awards. We incurred $134 million and $136 million of G&A expenses in 2020 and 2019, respectively. We recognized equity-based, noncash compensation expenses of $60 million and $52 million in 2020 and 2019, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•	Operating distributions from unconsolidated entities. We received $183 million and $180 million of distributions from our unconsolidated entities in 2020 and 2019, respectively.

•

Cash paid for interest, net of amounts capitalized. As disclosed in Note 13 to the Consolidated Financial Statements, we paid interest, net of amounts capitalized, of $168 million and $153 million in 2020 and 2019, respectively.

•

Cash paid for income taxes, net of refunds. As disclosed in Note 13 to the Consolidated Financial Statements, we paid income taxes, net of refunds, of $45 million and $40 million in 2020 and 2019, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash provided by or used in investing activities during the six months ended June 30, 2020 and 2019:

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

•

Investments in and advances to. We invested cash in our unconsolidated entities that represented our proportionate share, of $287 million and $186 million in 2020 and 2019, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Notes 3 and 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated entities as a return of investment of $141 million and $359 million in 2020 and 2019, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•

Settlement of net investment hedges. We paid a net amount of $5 million and $16 million upon the settlement of net investment hedges during 2020 and 2019, respectively. See Note 11 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the six months ended June 30 (in millions):

	2020 (1)	2019
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$4	$24
Secured mortgage debt	545	413
Senior notes	3,290	-
Term loans	851	1,672
Total	$4,690	$2,109

Proceeds from the issuance of debt
Secured mortgage debt	$1	$195
Senior notes	4,376	91
Term loans	1,000	1,612
Total	$5,377	$1,898

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

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures of $6.2 billion at June 30, 2020. These ventures had total third-party debt of $10.8 billion at June 30, 2020. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.8% at June 30, 2020 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2020, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid a quarterly cash dividend of $0.58 and $0.53 per common share in the first two quarters of 2020 and 2019, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in Prologis, L.P. are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in both the first two quarters of 2020 and 2019.

At June 30, 2020, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

	2020	2019
Reconciliation of net earnings attributable to common stockholders/unitholders to FFO measures:
Net earnings attributable to common stockholders	$894	$731

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	725	551
Gains on other dispositions of investments in real estate, net	(75)	(173)
Reconciling items related to noncontrolling interests	(15)	(25)
Our share of reconciling items included in earnings related to unconsolidated entities	142	117
NAREIT defined FFO attributable to common stockholders/unitholders	1,671	1,201

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(43)	(4)
Deferred income tax expense	1	9
Our share of reconciling items included in earnings related to unconsolidated entities	3	(3)
FFO, as modified by Prologis attributable to common stockholders/unitholders	1,632	1,203

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(249)	(239)
Current income tax expense on dispositions	30	10
Losses on early extinguishment of debt and other, net	74	2
Reconciling items related to noncontrolling interests	(3)	-
Our share of reconciling items included in earnings related to unconsolidated entities	(31)	4
Core FFO attributable to common stockholders/unitholders	$1,453	$980

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2020. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may also issue debt in a currency that is not the same functional currency of the borrowing entity and we may designate the debt as a nonderivative net investment hedge depending on our level of net equity of that particular currency. Additionally, we may hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At June 30, 2020, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 11 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the six months ended June 30, 2020, $204 million or 9.1% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro, Japanese yen and Swedish krona, and have an aggregate notional amount of $853 million to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies.

Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $85 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and for our variable rate debt, we may use derivative instruments to fix the interest rate. At June 30, 2020, $14.3 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. At June 30, 2020, $1.4 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at June 30, 2020 (dollars in millions):

	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt (1)	$15	$282	$726	$883	$12,405	$14,311	$15,142
Weighted average interest rate (2)	6.0%	1.8%	2.5%	4.4%	2.2%	2.3%

Variable rate debt
Credit facilities	$-	$59	$-	$56	$-	$115	$115
Term loans	-	-	-	125	1,021	1,146	1,147
Secured mortgage debt	-	12	-	-	130	142	142
Total variable rate debt	$-	$71	$-	$181	$1,151	$1,403	$1,404

(1)

At June 30, 2020, we had interest rate swap agreements to fix €150 million ($165 million) of our floating rate euro senior notes and $250 million of our multi-currency term loan, which are included in fixed rate debt.

(2)

The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at June 30, 2020 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fixes the interest rate on certain variable rate debt as discussed above.

At June 30, 2020, the weighted average effective interest rate on our variable rate debt was 0.8%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the quarter ended June 30, 2020, which equates to a change in interest rates of 8 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2020. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2020. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At June 30, 2020, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2020, we issued 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

During the quarterly period ended June 30, 2020, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

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

3.1	Prologis, Inc. Articles of Amendment, dated May 4, 2020 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report Form 8-K filed on May 4, 2020).

4.1	Form of Officers’ Certificate related to the 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 23, 2020).

4.2	Form of 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 23, 2020).

4.3	Form of Officers’ Certificate related to the 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 23, 2020).

4.4	Form of 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 23, 2020).

4.5	Form of Officers’ Certificate related to the 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 23, 2020).

4.6	Form of 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 23, 2020).

4.7	Form of Officers’ Certificate related to the 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 23, 2020).

4.8	Form of 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 23, 2020).

4.9	Form of Officers’ Certificate related to the 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 23, 2020).

4.10	Form of 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 23, 2020).

10.1	Prologis, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on May 4, 2020).

10.2

Sixth Amended and Restated Revolving Credit Agreement, dated as of July 10, 2020, among Prologis Marunouchi Finance Investment Limited Partnership, as initial borrower, Prologis, L.P., as guarantor, the lenders listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis' Current Report Form 8-K filed on July 14, 2020).

10.3

Guaranty of Payment, dated as of July 10, 2020, between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Sixth Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Prologis' Current Report Form 8-K filed on July 14, 2020).

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

Date: July 28, 2020