Form 10-Q
period 2020-09-30
Prologis, Inc.; Prologis, L.P.
filed 2020-10-28
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 23, 2020, was approximately 739,223,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2020, the Parent owned 97.30% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.70% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Investments in real estate properties	$49,106,359	$35,224,414
Less accumulated depreciation	6,229,744	5,437,662
Net investments in real estate properties	42,876,615	29,786,752
Investments in and advances to unconsolidated entities	7,310,960	6,237,371
Assets held for sale or contribution	1,757,187	720,685
Net investments in real estate	51,944,762	36,744,808

Lease right-of-use assets	455,704	486,330
Cash and cash equivalents	940,193	1,088,855
Other assets	2,418,939	1,711,857
Total assets	$55,759,598	$40,031,850

LIABILITIES AND EQUITY
Liabilities:
Debt	$16,518,126	$11,905,877
Lease liabilities	448,534	471,634
Accounts payable and accrued expenses	1,119,124	704,954
Other liabilities	1,184,507	877,601
Total liabilities	19,270,291	13,960,066

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 and 1,379 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2020 and December 31, 2019, respectively	63,948	68,948
Common stock; $0.01 par value; 738,965 shares and 631,797 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7,390	6,318
Additional paid-in capital	35,456,223	25,719,427
Accumulated other comprehensive loss	(1,184,465)	(990,398)
Distributions in excess of net earnings	(2,245,921)	(2,151,168)
Total Prologis, Inc. stockholders’ equity	32,097,175	22,653,127
Noncontrolling interests	4,392,132	3,418,657
Total equity	36,489,307	26,071,784
Total liabilities and equity	$55,759,598	$40,031,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental	$980,148	$710,465	$2,803,321	$2,107,961
Strategic capital	98,993	230,467	516,242	393,416
Development management and other	3,632	1,249	7,575	3,228
Total revenues	1,082,773	942,181	3,327,138	2,504,605
Expenses:
Rental	245,490	180,864	705,217	550,070
Strategic capital	45,791	63,404	173,910	138,668
General and administrative	74,348	65,199	208,701	201,176
Depreciation and amortization	400,738	282,254	1,144,903	850,639
Other	3,020	2,294	25,573	9,643
Total expenses	769,387	594,015	2,258,304	1,750,196

Operating income before gains on real estate transactions, net	313,386	348,166	1,068,834	754,409
Gains on dispositions of development properties and land, net	134,207	63,935	383,373	303,317
Gains on other dispositions of investments in real estate, net	108,927	59,379	184,357	232,400
Operating income	556,520	471,480	1,636,564	1,290,126

Other income (expense):
Earnings from unconsolidated entities, net	73,972	46,302	216,844	151,524
Interest expense	(80,711)	(60,244)	(237,651)	(179,873)
Interest and other income (expense), net	(5,866)	654	(4,469)	12,876
Foreign currency and derivative gains (losses), net	(100,974)	59,492	(48,481)	70,267
Losses on early extinguishment of debt, net	(98,266)	(13,585)	(164,606)	(16,086)
Total other income (expense)	(211,845)	32,619	(238,363)	38,708
Earnings before income taxes	344,675	504,099	1,398,201	1,328,834
Total income tax expense	12,154	13,086	89,578	53,230
Consolidated net earnings	332,521	491,013	1,308,623	1,275,604
Less net earnings attributable to noncontrolling interests	29,827	38,867	108,703	89,636
Net earnings attributable to controlling interests	302,694	452,146	1,199,920	1,185,968
Less preferred stock dividends	1,652	1,507	4,921	4,498
Loss on preferred stock repurchase	2,347	-	2,347	-
Net earnings attributable to common stockholders	$298,695	$450,639	$1,192,652	$1,181,470

Weighted average common shares outstanding – Basic	738,194	630,929	724,876	630,356
Weighted average common shares outstanding – Diluted	764,619	655,259	750,971	654,818

Net earnings per share attributable to common stockholders – Basic	$0.40	$0.71	$1.65	$1.87

Net earnings per share attributable to common stockholders – Diluted	$0.40	$0.71	$1.63	$1.86

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Consolidated net earnings	$332,521	$491,013	$1,308,623	$1,275,604
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(45,576)	30,053	(180,162)	42,471
Unrealized gains (losses) on derivative contracts, net	2,379	(616)	(19,696)	(6,974)
Comprehensive income	289,324	520,450	1,108,765	1,311,101
Net earnings attributable to noncontrolling interests	(29,827)	(38,867)	(108,703)	(89,636)
Other comprehensive loss (income) attributable to noncontrolling interests	861	(574)	5,791	(1,072)
Comprehensive income attributable to common stockholders	$260,358	$481,009	$1,005,853	$1,220,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended September 30, 2020 and 2019

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2020	$68,948	738,732	$7,387	$35,424,401	$(1,142,129)	$(2,115,679)	$4,503,281	$36,746,209
Consolidated net earnings	-	-	-	-	-	302,694	29,827	332,521
Effect of equity compensation plans	-	9	1	14,274	-	-	20,905	35,180
Issuance of units related to acquisitions	-	-	-	-	-	-	48,533	48,533
Repurchase of preferred stock	(5,000)	-	-	147	-	(2,347)	-	(7,200)
Redemption of noncontrolling interests	-	224	2	9,698	-	-	(78,734)	(69,034)
Foreign currency translation losses, net	-	-	-	-	(44,637)	-	(939)	(45,576)
Unrealized gains on derivative contracts, net	-	-	-	-	2,301	-	78	2,379
Reallocation of equity	-	-	-	7,707	-	-	(7,707)	-
Dividends ($0.58 per common share) and other distributions	-	-	-	(4)	-	(430,589)	(123,112)	(553,705)
Balance at September 30, 2020	$63,948	738,965	$7,390	$35,456,223	$(1,184,465)	$(2,245,921)	$4,392,132	$36,489,307

Balance at July 1, 2019	$68,948	631,054	$6,311	$25,651,666	$(1,079,109)	$(2,317,008)	$3,446,625	$25,777,433
Consolidated net earnings	-	-	-	-	-	452,146	38,867	491,013
Effect of equity compensation plans	-	51	1	11,938	-	-	14,261	26,200
Capital contributions	-	-	-	-	-	-	5	5
Purchase of noncontrolling interests	-	-	-	2,557	-	-	(3,932)	(1,375)
Redemption of noncontrolling interests	-	638	5	22,158	-	-	(31,770)	(9,607)
Foreign currency translation gains, net	-	-	-	-	29,469	-	584	30,053
Unrealized losses on derivative contracts, net	-	-	-	-	(606)	-	(10)	(616)
Reallocation of equity	-	-	-	5,333	-	-	(5,333)	-
Dividends ($0.53 per common share) and other distributions	-	-	-	-	-	(336,599)	(40,930)	(377,529)
Balance at September 30, 2019	$68,948	631,743	$6,317	$25,693,652	$(1,050,246)	$(2,201,461)	$3,418,367	$25,935,577

Nine Months Ended September 30, 2020 and 2019

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling		Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests		Equity
Balance at January 1, 2020	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657		$26,071,784
Consolidated net earnings	-	-	-	-	-	1,199,920	108,703		1,308,623
Effect of equity compensation plans	-	655	7	21,096	-	-	63,905		85,008
Liberty Transaction, net of issuance costs	-	106,723	1,067	9,801,373	-	-	211,086		10,013,526
Issuance of units related to acquisitions	-	-	-	-	-	-	48,533		48,533
Repurchase of common shares	-	(539)	(5)	(34,824)	-	-	-		(34,829)
Repurchase of preferred stock	(5,000)	-	-	147	-	(2,347)	-		(7,200)
Capital contributions	-	-	-	-	-	-	916,974		916,974
Redemption of noncontrolling interests	-	329	3	14,249	-	-	(126,029)		(111,777)
Foreign currency translation losses, net	-	-	-	-	(174,903)	-	(5,259)		(180,162)
Unrealized losses on derivative contracts, net	-	-	-	-	(19,164)	-	(532)		(19,696)
Reallocation of equity	-	-	-	(64,752)	-	-	64,752		-
Dividends ($1.74 per common share) and other distributions	-	-	-	(493)	-	(1,292,326)	(308,658)	-	(1,601,477)
Balance at September 30, 2020	$63,948	738,965	$7,390	$35,456,223	$(1,184,465)	$(2,245,921)	$4,392,132		$36,489,307

Balance at January 1, 2019	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795		$25,800,888
Consolidated net earnings	-	-	-	-	-	1,185,968	89,636		1,275,604
Effect of equity compensation plans	-	942	10	22,480	-	-	51,582		74,072
Capital contributions	-	-	-	-	-	-	9,076		9,076
Purchase of noncontrolling interests	-	-	-	2,557	-	-	(3,932)		(1,375)
Redemption of noncontrolling interests	-	1,185	11	31,630	-	-	(137,132)		(105,491)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)		(12,630)
Foreign currency translation gains, net	-	-	-	-	41,206	-	1,265		42,471
Unrealized losses on derivative contracts, net	-	-	-	-	(6,781)	-	(193)		(6,974)
Reallocation of equity	-	-	-	(48,985)	-	-	48,985		-
Dividends ($1.59 per common share) and other distributions	-	-	-	(17)	-	(1,008,962)	(131,085)		(1,140,064)
Balance at September 30, 2019	$68,948	631,743	$6,317	$25,693,652	$(1,050,246)	$(2,201,461)	$3,418,367		$25,935,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Consolidated net earnings	$1,308,623	$1,275,604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(88,637)	(77,157)
Equity-based compensation awards	86,360	72,467
Depreciation and amortization	1,144,903	850,639
Earnings from unconsolidated entities, net	(216,844)	(151,524)
Operating distributions from unconsolidated entities	355,395	269,992
Decrease (increase) in operating receivables from unconsolidated entities	71,979	(99,762)
Amortization of debt discounts and debt issuance costs, net	5,568	12,642
Gains on dispositions of development properties and land, net	(383,373)	(303,317)
Gains on other dispositions of investments in real estate, net	(184,357)	(232,400)
Unrealized foreign currency and derivative losses (gains), net	58,645	(51,373)
Losses on early extinguishment of debt, net	164,606	16,086
Deferred income tax expense (benefit)	(6,564)	9,769
Increase in accounts receivable, lease right-of-use assets and other assets	(33,189)	(25,849)
Increase in accounts payable and accrued expenses, lease liabilities and other liabilities	50,220	81,843
Net cash provided by operating activities	2,333,335	1,647,660
Investing activities:
Real estate development	(1,501,089)	(1,271,656)
Real estate acquisitions	(700,793)	(660,836)
Liberty Transaction, net of cash acquired	(24,550)	-
IPT Transaction, net of cash acquired	(1,665,359)	-
Tenant improvements and lease commissions on previously leased space	(142,168)	(128,413)
Property improvements	(91,355)	(89,132)
Proceeds from dispositions and contributions of real estate properties	1,684,633	1,769,296
Investments in and advances to unconsolidated entities	(345,310)	(256,727)
Return of investment from unconsolidated entities	206,741	360,106
Proceeds from repayment of notes receivable backed by real estate	4,312	-
Proceeds from the settlement of net investment hedges	2,352	23,640
Payments on the settlement of net investment hedges	(7,236)	(28,524)
Net cash used in investing activities	(2,579,822)	(282,246)
Financing activities:
Proceeds from issuance of common stock	1,869	5,899
Repurchase and retirement of common stock	(34,829)	-
Repurchase of preferred stock	(7,200)	-
Dividends paid on common and preferred stock	(1,292,326)	(1,008,962)
Noncontrolling interests contributions	916,974	9,076
Noncontrolling interests distributions	(308,658)	(131,085)
Settlement of noncontrolling interests	(111,777)	(106,866)
Tax paid with shares withheld	(23,227)	(21,933)
Debt and equity issuance costs paid	(51,723)	(15,011)
Net payments on credit facilities	(142,498)	(56,452)
Repurchase of and payments on debt	(6,156,328)	(3,279,771)
Proceeds from the issuance of debt	7,303,761	3,921,728
Net cash provided by (used in) financing activities	94,038	(683,377)

Effect of foreign currency exchange rate changes on cash	3,787	(899)
Net increase (decrease) in cash and cash equivalents	(148,662)	681,138
Cash and cash equivalents, beginning of period	1,088,855	343,856
Cash and cash equivalents, end of period	$940,193	$1,024,994

See Note 13 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2020	December 31, 2019
ASSETS
Investments in real estate properties	$49,106,359	$35,224,414
Less accumulated depreciation	6,229,744	5,437,662
Net investments in real estate properties	42,876,615	29,786,752
Investments in and advances to unconsolidated entities	7,310,960	6,237,371
Assets held for sale or contribution	1,757,187	720,685
Net investments in real estate	51,944,762	36,744,808

Lease right-of-use assets	455,704	486,330
Cash and cash equivalents	940,193	1,088,855
Other assets	2,418,939	1,711,857
Total assets	$55,759,598	$40,031,850

LIABILITIES AND CAPITAL
Liabilities:
Debt	$16,518,126	$11,905,877
Lease liabilities	448,534	471,634
Accounts payable and accrued expenses	1,119,124	704,954
Other liabilities	1,184,507	877,601
Total liabilities	19,270,291	13,960,066

Capital:
Partners’ capital:
General partner – preferred	63,948	68,948
General partner – common	32,033,227	22,584,179
Limited partners – common	541,626	355,076
Limited partners – Class A common	347,510	288,187
Total partners’ capital	32,986,311	23,296,390
Noncontrolling interests	3,502,996	2,775,394
Total capital	36,489,307	26,071,784
Total liabilities and capital	$55,759,598	$40,031,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental	$980,148	$710,465	$2,803,321	$2,107,961
Strategic capital	98,993	230,467	516,242	393,416
Development management and other	3,632	1,249	7,575	3,228
Total revenues	1,082,773	942,181	3,327,138	2,504,605
Expenses:
Rental	245,490	180,864	705,217	550,070
Strategic capital	45,791	63,404	173,910	138,668
General and administrative	74,348	65,199	208,701	201,176
Depreciation and amortization	400,738	282,254	1,144,903	850,639
Other	3,020	2,294	25,573	9,643
Total expenses	769,387	594,015	2,258,304	1,750,196

Operating income before gains on real estate transactions, net	313,386	348,166	1,068,834	754,409
Gains on dispositions of development properties and land, net	134,207	63,935	383,373	303,317
Gains on other dispositions of investments in real estate, net	108,927	59,379	184,357	232,400
Operating income	556,520	471,480	1,636,564	1,290,126

Other income (expense):
Earnings from unconsolidated entities, net	73,972	46,302	216,844	151,524
Interest expense	(80,711)	(60,244)	(237,651)	(179,873)
Interest and other income (expense), net	(5,866)	654	(4,469)	12,876
Foreign currency and derivative gains (losses), net	(100,974)	59,492	(48,481)	70,267
Losses on early extinguishment of debt, net	(98,266)	(13,585)	(164,606)	(16,086)
Total other income (expense)	(211,845)	32,619	(238,363)	38,708
Earnings before income taxes	344,675	504,099	1,398,201	1,328,834
Total income tax expense	12,154	13,086	89,578	53,230
Consolidated net earnings	332,521	491,013	1,308,623	1,275,604
Less net earnings attributable to noncontrolling interests	21,453	25,509	74,709	54,018
Net earnings attributable to controlling interests	311,068	465,504	1,233,914	1,221,586
Less preferred unit distributions	1,652	1,507	4,921	4,498
Loss on preferred unit repurchase	2,347	-	2,347	-
Net earnings attributable to common unitholders	$307,069	$463,997	$1,226,646	$1,217,088

Weighted average common units outstanding – Basic	750,971	641,229	737,489	641,077
Weighted average common units outstanding – Diluted	764,619	655,259	750,971	654,818

Net earnings per unit attributable to common unitholders – Basic	$0.40	$0.71	$1.65	$1.87

Net earnings per unit attributable to common unitholders – Diluted	$0.40	$0.71	$1.63	$1.86

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Consolidated net earnings	$332,521	$491,013	$1,308,623	$1,275,604
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(45,576)	30,053	(180,162)	42,471
Unrealized gains (losses) on derivative contracts, net	2,379	(616)	(19,696)	(6,974)
Comprehensive income	289,324	520,450	1,108,765	1,311,101
Net earnings attributable to noncontrolling interests	(21,453)	(25,509)	(74,709)	(54,018)
Other comprehensive loss (income) attributable to noncontrolling interests	(217)	245	405	(88)
Comprehensive income attributable to common unitholders	$267,654	$495,186	$1,034,461	$1,256,995

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended September 30, 2020 and 2019

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2020	1,379	$68,948	738,732	$32,173,980	12,914	$563,403	8,608	$350,078	$3,589,800	$36,746,209
Consolidated net earnings	-	-	-	302,694	-	5,158	-	3,216	21,453	332,521
Effect of equity compensation plans	-	-	9	14,275	22	20,905	-	-	-	35,180
Issuance of units related to acquisitions	-	-	-	-	461	48,533	-	-	-	48,533
Repurchase of preferred units	(100)	(5,000)	-	(2,200)	-	-	-	-	-	(7,200)
Redemption of limited partners units	-	-	224	9,700	(903)	(78,215)	(13)	(519)	-	(69,034)
Foreign currency translation gains (losses), net	-	-	-	(44,637)	-	(676)	-	(480)	217	(45,576)
Unrealized gains on derivative contracts, net	-	-	-	2,301	-	52	-	26	-	2,379
Reallocation of capital	-	-	-	7,707	-	(8,454)	-	747	-	-
Distributions ($0.58 per common unit) and other	-	-	-	(430,593)	-	(9,080)	-	(5,558)	(108,474)	(553,705)
Balance at September 30, 2020	1,279	$63,948	738,965	$32,033,227	12,494	$541,626	8,595	$347,510	$3,502,996	$36,489,307

Balance at July 1, 2019	1,379	$68,948	631,054	$22,261,860	10,402	$366,960	8,849	$293,482	$2,786,183	$25,777,433
Consolidated net earnings	-	-	-	452,146	-	7,518	-	5,840	25,509	491,013
Effect of equity compensation plans	-	-	51	11,939	35	14,261	-	-	-	26,200
Capital contributions	-	-	-	-	-	-	-	-	5	5
Purchase of noncontrolling interests	-	-	-	2,557	-	-	-	-	(3,932)	(1,375)
Redemption of noncontrolling interests	-	-	-	1,790	-	-	-	-	(1,790)	-
Redemption of limited partners units	-	-	638	20,373	(468)	(22,092)	(236)	(7,888)	-	(9,607)
Foreign currency translation gains (losses), net	-	-	-	29,469	-	457	-	372	(245)	30,053
Unrealized losses on derivative contracts, net	-	-	-	(606)	-	(5)	-	(5)	-	(616)
Reallocation of capital	-	-	-	5,333	-	(6,199)	-	866	-	-
Distributions ($0.53 per common unit) and other	-	-	-	(336,599)	-	(6,654)	-	(5,570)	(28,706)	(377,529)
Balance at September 30, 2019	1,379	$68,948	631,743	$22,448,262	9,969	$354,246	8,613	$287,097	$2,777,024	$25,935,577

Nine Months Ended September 30, 2020 and 2019

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2020	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784
Consolidated net earnings	-	-	-	1,199,920	-	20,752	-	13,242	74,709	1,308,623
Effect of equity compensation plans	-	-	655	21,103	1,279	63,905	-	-	-	85,008
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,440	2,288	210,190	-	-	896	10,013,526
Issuance of units related to acquisitions	-	-	-	-	461	48,533	-	-	-	48,533
Repurchase of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Repurchase of preferred units	(100)	(5,000)	-	(2,200)	-	-	-	-	-	(7,200)
Capital contributions	-	-	-	-	-	-	-	-	916,974	916,974
Redemption of limited partners units	-	-	329	14,252	(1,467)	(125,307)	(18)	(722)	-	(111,777)
Foreign currency translation losses, net	-	-	-	(174,903)	-	(2,957)	-	(1,897)	(405)	(180,162)
Unrealized losses on derivative contracts, net	-	-	-	(19,164)	-	(324)	-	(208)	-	(19,696)
Reallocation of capital	-	-	-	(64,752)	-	(851)	-	65,603	-	-
Distributions ($1.74 per common unit) and other	-	-	-	(1,292,819)	-	(27,391)	-	(16,695)	(264,572)	(1,601,477)
Balance at September 30, 2020	1,279	$63,948	738,965	$32,033,227	12,494	$541,626	8,595	$347,510	$3,502,996	$36,489,307

Balance at January 1, 2019	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	1,185,968	-	20,095	-	15,523	54,018	1,275,604
Effect of equity compensation plans	-	-	942	22,490	1,493	51,582	-	-	-	74,072
Capital contributions	-	-	-	-	-	-			9,076	9,076
Purchase of noncontrolling interests	-	-	-	2,557	-	-	-	-	(3,932)	(1,375)
Redemption of noncontrolling interests	-	-	-	(8,045)	-	-	-		(13,048)	(21,093)
Redemption of limited partners units	-	-	1,185	39,686	(2,040)	(116,196)	(236)	(7,888)	-	(84,398)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	41,206	-	650	-	527	88	42,471
Unrealized losses on derivative contracts, net	-	-	-	(6,781)	-	(106)	-	(87)	-	(6,974)
Reallocation of capital	-	-	-	(48,985)	-	47,993	-	992	-	-
Distributions ($1.59 per common unit) and other	-	-	-	(1,008,979)	-	(21,053)	-	(17,015)	(93,017)	(1,140,064)
Balance at September 30, 2019	1,379	$68,948	631,743	$22,448,262	9,969	$354,246	8,613	$287,097	$2,777,024	$25,935,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Consolidated net earnings	$1,308,623	$1,275,604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(88,637)	(77,157)
Equity-based compensation awards	86,360	72,467
Depreciation and amortization	1,144,903	850,639
Earnings from unconsolidated entities, net	(216,844)	(151,524)
Operating distributions from unconsolidated entities	355,395	269,992
Decrease (increase) in operating receivables from unconsolidated entities	71,979	(99,762)
Amortization of debt discounts and debt issuance costs, net	5,568	12,642
Gains on dispositions of development properties and land, net	(383,373)	(303,317)
Gains on other dispositions of investments in real estate, net	(184,357)	(232,400)
Unrealized foreign currency and derivative losses (gains), net	58,645	(51,373)
Losses on early extinguishment of debt, net	164,606	16,086
Deferred income tax expense (benefit)	(6,564)	9,769
Increase in accounts receivable, lease right-of-use assets and other assets	(33,189)	(25,849)
Increase in accounts payable and accrued expenses, lease liabilities and other liabilities	50,220	81,843
Net cash provided by operating activities	2,333,335	1,647,660
Investing activities:
Real estate development	(1,501,089)	(1,271,656)
Real estate acquisitions	(700,793)	(660,836)
Liberty Transaction, net of cash acquired	(24,550)	-
IPT Transaction, net of cash acquired	(1,665,359)	-
Tenant improvements and lease commissions on previously leased space	(142,168)	(128,413)
Property improvements	(91,355)	(89,132)
Proceeds from dispositions and contributions of real estate properties	1,684,633	1,769,296
Investments in and advances to unconsolidated entities	(345,310)	(256,727)
Return of investment from unconsolidated entities	206,741	360,106
Proceeds from repayment of notes receivable backed by real estate	4,312	-
Proceeds from the settlement of net investment hedges	2,352	23,640
Payments on the settlement of net investment hedges	(7,236)	(28,524)
Net cash used in investing activities	(2,579,822)	(282,246)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	1,869	5,899
Repurchase and retirement of common units	(34,829)	-
Repurchase of preferred units	(7,200)	-
Distributions paid on common and preferred units	(1,336,412)	(1,047,030)
Noncontrolling interests contributions	916,974	9,076
Noncontrolling interests distributions	(264,572)	(93,017)
Settlement of noncontrolling interests	-	(22,468)
Redemption of common limited partnership units	(111,777)	(84,398)
Tax paid with shares of the Parent withheld	(23,227)	(21,933)
Debt and equity issuance costs paid	(51,723)	(15,011)
Net payments on credit facilities	(142,498)	(56,452)
Repurchase of and payments on debt	(6,156,328)	(3,279,771)
Proceeds from the issuance of debt	7,303,761	3,921,728
Net cash provided by (used in) financing activities	94,038	(683,377)

Effect of foreign currency exchange rate changes on cash	3,787	(899)
Net increase (decrease) in cash and cash equivalents	(148,662)	681,138
Cash and cash equivalents, beginning of period	1,088,855	343,856
Cash and cash equivalents, end of period	$940,193	$1,024,994

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2020, the Parent owned a 97.30% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.70% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

New Accounting Pronouncements.

Accounting for Lease Concessions Related to the Effects of the Coronavirus (“COVID-19”) Pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which we adopted on January 1, 2019. For rent deferrals granted during the nine months ended September 30, 2020, we are allowing customers to defer rental payments until a later date, generally later in 2020 or early 2021, in exchange for a note receivable, and we are continuing to recognize rental revenue during the period. In accordance with the Q&A, we are electing to not apply the lease modification guidance to concessions that result in deferred rent as the total cash flows required by the modified lease agreements are materially the same as the cash flows required under the original lease and there are no substantive changes to the consideration. As of October 19, 2020, we have granted deferral requests of $21.0 million related to consolidated properties during 2020. If we grant concessions to a customer that modify the terms and significantly change the underlying cash flows of the original lease for the remaining term, we will account for these changes as a lease modification in accordance with U.S. GAAP.

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

The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. We have not modified any contracts to date, however, we will evaluate any debt, derivative and lease contracts that are modified in the future to ensure they are eligible for modification relief and apply the practical expedients as needed.

NOTE 2. LIBERTY TRANSACTION

On February 4, 2020, we acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty” or the “Liberty Transaction”).

The Liberty Transaction was completed for $13.0 billion through the issuance of equity based on the value of the Prologis common stock and units issued of $10.0 billion, the assumption of debt of $2.8 billion and transaction costs. In connection with the transaction, each issued and outstanding share or unit held by a Liberty stockholder or unitholder was converted automatically into 0.675 shares of Prologis common stock or common units of Prologis, L.P., respectively, including shares and units under Liberty’s equity incentive plan that became fully vested at closing.

Through the Liberty Transaction, we acquired a portfolio primarily comprised of logistics real estate assets, including 519 industrial operating properties, aggregating 99.6 million square feet, which are highly complementary to our U.S. portfolio in terms of product quality, location and growth potential in our key markets. There was approximately 34 million square feet of non-strategic industrial properties acquired in the Liberty Transaction that we do not intend to operate long-term. Depending on the expected hold period, these assets are either classified as Assets Held for Sale or Contribution or other real estate investments within Investments in Real Estate Properties in the Consolidated Balance Sheets. In addition, we acquired an ownership interest in eight ventures that own industrial and office properties.

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

Under acquisition accounting, the total purchase price was allocated as follows to the Liberty real estate properties and related lease intangibles on a relative fair value basis and all other assets and liabilities assumed at fair value (in millions):

Net investments in real estate	$12,631
Intangible assets, net of intangible liabilities (1)	491
Cash and other assets	240
Debt	(2,845)
Accounts payable, accrued expenses and other liabilities	(385)
Noncontrolling interests	(1)
Total purchase price, including transaction costs	$10,131

(1)

Intangible assets of $640.5 million and intangible liabilities of $149.9 million were included within Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets. The acquired lease intangibles from the Liberty Transaction will be amortized over the terms of the respective leases with a weighted average remaining lease term of 66 months.

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2020 (1)	2019	2020 (1)	2019	2020 (1)	2019
Operating properties:
Buildings and improvements	437,501	354,297	2,249	1,876	$30,931,497	$23,067,625
Improved land					11,692,392	8,220,208
Development portfolio, including land costs:
Prestabilized	8,165	9,133	28	28	739,773	784,584
Properties under development	19,195	26,893	52	77	1,292,465	1,084,683
Land (2)					1,754,583	1,101,646
Other real estate investments (3)					2,695,649	965,668
Total investments in real estate properties					49,106,359	35,224,414
Less accumulated depreciation					6,229,744	5,437,662
Net investments in real estate properties					$42,876,615	$29,786,752

(1)	Includes the acquired real estate properties from the Liberty Transaction at September 30, 2020. See Note 2 for more information.

(2)	At September 30, 2020 and December 31, 2019, our land is comprised of 5,743 and 4,411 acres, respectively.

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

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Liberty Transaction as discussed in Note 2 (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020 (1)	2019
Number of operating properties	2	2	140	15
Square feet	194	80	20,470	1,083
Acres of land	156	186	611	651
Acquisition cost of net investments in real estate	$188,717	$184,077	$2,730,377	$701,264

(1)

On January 8, 2020, our two U.S. co-investment ventures, Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”) and Prologis U.S. Logistics Venture, LLC (“USLV”), acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for $2.0 billion each in a cash transaction, including transaction costs and the assumption and repayment of debt (the “IPT Transaction”). As USLV is a consolidated co-investment venture, the number of operating properties, square feet and acquisition cost are included in the consolidated acquisition activity. For further discussion on the acquisition by USLF, see Note 4, and by USLV, see Notes 6 and 8.

Dispositions

The following table summarizes our dispositions of net investments in real estate (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dispositions of development properties and land, net (1)
Number of properties	12	5	32	17
Square feet	3,150	1,741	11,776	7,346
Net proceeds	$410,398	$212,398	$1,384,227	$1,067,808
Gains on contributions and dispositions, net	$134,207	$63,935	$383,373	$303,317
Total gains on dispositions of development properties and land, net	$134,207	$63,935	$383,373	$303,317

Other dispositions of investments in real estate, net (2)
Number of properties	15	29	38	46
Square feet	2,558	4,130	6,635	11,517
Net proceeds	$409,303	$351,264	$763,615	$1,037,103
Gains on contributions and dispositions, net	$108,927	$59,379	$184,357	$97,378
Gains on partial redemption of investment in an unconsolidated co-investment venture (3)	$-	$-	$-	$135,022
Total gains on other dispositions of investments in real estate, net	$108,927	$59,379	$184,357	$232,400

(1)

The gains we recognize in Gains on the Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures.

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

The following table summarizes our investments in and advances to our unconsolidated entities (in thousands):

	September 30,	December 31,
	2020	2019
Unconsolidated co-investment ventures	$6,393,888	$5,873,784
Other ventures (1)	917,072	363,587
Total	$7,310,960	$6,237,371

(1)	In February 2020, we completed the Liberty Transaction and acquired an equity method investment in eight ventures.

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Recurring fees	$80,403	$67,888	$231,263	$195,542
Transactional fees	15,827	14,094	47,879	41,272
Promote revenue (1)	-	148,191	228,421	155,474
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$96,230	$230,173	$507,563	$392,288

(1)	Includes promote revenue earned from our unconsolidated co-investment venture in the U.S. in June 2020 and in Europe in September 2019.

(2)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (2)		Europe		Asia		Total
As of:	Sep 30, 2020 (1)	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Key property information:
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	699	605	225	214	769	731	165	144	1,858	1,694
Square feet	116	99	49	44	185	176	67	59	417	378

Financial position:
Total assets ($)	10,755	8,408	2,862	2,707	15,940	14,677	9,729	8,758	39,286	34,550
Third-party debt ($)	3,344	2,130	776	769	3,772	3,213	3,708	3,296	11,600	9,408
Total liabilities ($)	3,939	2,514	811	801	5,251	4,575	4,183	3,751	14,184	11,641

Our investment balance ($) (3)	1,889	1,728	794	658	2,935	2,800	776	688	6,394	5,874
Our weighted average ownership (4)	26.3%	27.3%	41.1%	39.1%	30.0%	30.2%	15.2%	15.1%	26.3%	27.1%

	U.S.		Other Americas (2)		Europe		Asia		Total
Operating Information:	Sep 30, 2020 (1)	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
For the three months ended:
Total revenues ($)	237	187	70	66	303	276	148	134	758	663
Net earnings ($)	29	38	23	18	80	70	152	27	284	153

Our earnings from unconsolidated co-investment ventures, net ($)	9	11	8	6	27	22	23	4	67	43

For the nine months ended:
Total revenues ($)	702	546	204	200	874	815	429	378	2,209	1,939
Net earnings ($)	103	90	69	73	230	225	210	89	612	477

Our earnings from unconsolidated co-investment ventures, net ($)	28	27	26	27	75	74	32	14	161	142

(1)

In January 2020, USLF acquired a portfolio of 108 operating properties, aggregating 18.3 million square feet, in the IPT Transaction for cash consideration of $2.0 billion, including transaction costs and the assumption and repayment of debt.

(2)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(3)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2020 and December 31, 2019, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($100.2 million and $152.0 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(4)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At September 30, 2020, our remaining equity commitments were $336.6 million, primarily for Prologis China Logistics Venture. Our equity commitments expire from 2021 to 2028.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We have investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2020 and December 31, 2019. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution, including certain properties acquired through the Liberty Transaction and the IPT Transaction, consisted of the following (dollars and square feet in thousands):

	September 30,	December 31,
	2020	2019
Number of operating properties	141	28
Square feet	22,247	9,371
Total assets held for sale or contribution	$1,757,187	$720,685
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$35,473	$41,994

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	September 30, 2020		December 31, 2019
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding (2)
Credit facilities	0.4%	$39,733	0.4%	$184,255
Senior notes (3)	2.1%	14,108,021	2.4%	9,660,570
Term loans and unsecured other (3)	0.8%	1,723,473	0.9%	1,441,882
Secured mortgage (3)(4)	3.6%	646,899	3.4%	619,170
Total	2.0%	$16,518,126	2.2%	$11,905,877

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	September 30, 2020		December 31, 2019
	Amount Outstanding	% of Total	Amount Outstanding	% of Total
British pound sterling	$1,126,684	6.8%	$656,549	5.5%
Canadian dollar	271,752	1.6%	279,730	2.3%
Euro	6,297,942	38.2%	6,128,986	51.5%
Japanese yen	2,695,105	16.3%	2,329,381	19.6%
U.S. dollar	6,126,643	37.1%	2,511,231	21.1%
Total	$16,518,126		$11,905,877

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

Credit Facilities

We have a global senior credit facility (the “Global Facility”) under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion (subject to currency fluctuations). Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. The Global Facility is scheduled to mature in January 2023; however, we may extend the maturity date for six months on two occasions, subject to the satisfaction of certain conditions and payment of extension fees. We have the ability to increase the Global Facility to $4.5 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Revolver”) that we upsized in July 2020 with total commitments of ¥55.0 billion ($520.3 million at September 30, 2020). We have the ability to increase the borrowing capacity of the Revolver to ¥75.0 billion ($709.5 million at September 30, 2020), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over Yen LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. At September 30, 2020, the Revolver was scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

Senior Notes

The following table summarizes the issuances and redemptions of senior notes during the nine months ended September 30, 2020 (principal in thousands):

	Aggregate Principal
Initial Borrowing Date	Borrowing Currency	USD (1)	Weighted Average Stated Interest Rate at the Issuance Date	Maturity Dates
February (2)(3)	€1,350,000	$1,485,405	0.6%	February 2022 – 2035
February (2)	$2,200,000	$2,200,000	2.4%	April 2027 – 2050
February	£250,000	$322,490	1.9%	February 2035
June (3)(4)	¥41,200,000	$386,314	1.0%	June 2027 – 2050
August (3)(5)	$1,250,000	$1,250,000	1.6%	October 2030 – 2050
September	¥19,700,000	$186,835	1.0%	September 2032 – 2040

	Aggregate Principal
Redemption Date	Borrowing Currency	USD (1)	Stated Interest Rate at the Redemption Date	Maturity Dates
January	€400,000	$445,880	0.0%	January 2020
March (2)	€700,000	$783,090	1.4%	May 2021
June (4)	€212,598	$238,067	3.0%	January 2022
June (4)	€100,486	$112,524	3.4%	February 2024
September (5)	$850,000	$850,000	4.3%	August 2023

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)

We utilized the proceeds from these issuances to redeem $1.8 billion of debt assumed in the Liberty Transaction, primarily senior notes as discussed above, and our €700.0 million ($783.1 million) senior notes due in May 2021. The remainder of the proceeds were used for the repayment of other debt and general corporate purposes.

(3)	Approximately $1.5 billion of the proceeds from the issuance of these notes are to fund sustainable and environmentally beneficial projects and buildings in accordance with our green bond framework.

(4)

We utilized the proceeds from the issuance of the Japanese yen senior notes to redeem €212.6 million ($238.1 million) and €100.5 million ($112.5 million) of the euro senior notes due in January 2022 and February 2024, respectively, through a tender offer.

(5)	We utilized the proceeds from this issuance to redeem $850.0 million of senior notes due in August 2023.

In February 2020, we completed an exchange offer for two series of Liberty’s senior notes for an aggregate amount of $750.0 million, with $689.8 million, or 92.0%, of the aggregate principal amount being validly tendered for exchange. These senior notes are in the aggregate principal amounts of $400.0 million due in October 2026 with an interest rate of 3.3% and $350.0 million due in February 2029 with an interest rate of 4.4%. The senior notes were exchanged for notes issued by a wholly owned subsidiary and guaranteed by the OP. As a result of the exchange offer, we have no separate remaining financial reporting obligations or financial covenants associated with the senior notes assumed in the Liberty Transaction. All other terms of the exchanged Liberty senior notes remained substantially the same.

Term Loans

During the nine months ended September 30, 2020, we extended the maturity of the multi-currency term loan (“2017 Term Loan”) by one year until May 2021. We may extend the maturity for one additional year, subject to the satisfaction of certain conditions and the payment of an extension fee. During the nine months ended September 30, 2020 and 2019, we borrowed a net $250.0 million and paid down a net $496.5 million on the 2017 Term Loan, respectively.

Liquidity

The following table summarizes information about our available liquidity at September 30, 2020 (in millions):

Aggregate lender commitments
Credit Facilities	$4,052
Available term loans	250
Less:
Borrowings outstanding	40
Outstanding letters of credit	29
Current availability	4,233
Cash and cash equivalents	940
Total liquidity	$5,173

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2020 and for each year through the period ended December 31, 2024, and thereafter were as follows at September 30, 2020 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2020 (1)	$-	$-	$-	$2,115	$2,115
2021 (1)(2)	-	-	260,467	28,531	288,998
2022	-	743,535	-	11,919	755,454
2023	-	-	127,347	33,894	161,241
2024 (3)	39,733	701,911	-	265,753	1,007,397
Thereafter	-	12,721,675	1,343,354	304,100	14,369,129
Subtotal	39,733	14,167,121	1,731,168	646,312	16,584,334
Unamortized net premiums	-	11,935	-	2,645	14,580
Unamortized debt issuance costs	-	(71,035)	(7,695)	(2,058)	(80,788)
Total	$39,733	$14,108,021	$1,723,473	$646,899	$16,518,126

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2021 maturities is the 2017 Term Loan that can be extended until 2022.

(3)	Included in the 2024 maturities is the Revolver that can be extended until 2025.

Early Extinguishment of Debt

During the nine months ended September 30, 2020, we recognized $164.6 million of losses upon the redemption of higher interest rate euro and U.S. dollar senior notes prior to maturity as described above, and the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. During the nine months ended September 30, 2019, we recognized $16.1 million in losses on early extinguishment of debt, primarily from the redemption of euro senior notes.

Financial Debt Covenants

We have $14.1 billion of senior notes and $1.7 billion of term loans outstanding at September 30, 2020 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At September 30, 2020, we were in compliance with all of our financial debt covenants.

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

Preferred Stock

In August 2020, we repurchased 0.1 million shares of Series Q preferred stock and recognized a loss of $2.3 million, which primarily represented the difference between the repurchase price and the carrying value of the preferred stock, net of the original issuance costs.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and liabilities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Prologis U.S. Logistics Venture (1)	55.0%	55.0%	$3,405,276	$2,677,846	$7,707,131	$6,077,016	$147,625	$99,397
Other consolidated entities (2)	various	various	97,720	97,548	1,031,980	849,620	72,555	85,186
Prologis, L.P.			3,502,996	2,775,394	8,739,111	6,926,636	220,180	184,583
Limited partners in Prologis, L.P. (3)(4)			889,136	643,263	-	-	-	-
Prologis, Inc.			$4,392,132	$3,418,657	$8,739,111	$6,926,636	$220,180	$184,583

(1)

As discussed in Note 3, in January 2020, USLV acquired a portfolio of 127 operating properties, aggregating 19.0 million square feet, in the IPT Transaction for $2.0 billion, including transaction costs and the assumption and repayment of debt. Our partner contributed their share of the purchase price to fund the acquisition.

(2)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at September 30, 2020 and December 31, 2019 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(3)	We had 8.6 million Class A Units that were convertible into 8.0 million and 8.1 million limited partnership units of the OP at September 30, 2020 and December 31, 2019, respectively.

(4)

At September 30, 2020 and December 31, 2019, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 8.6 million and 6.2 million shares of the Parent’s common stock, respectively. We issued 2.3 million limited partnership units in the Liberty Transaction and 0.5 million limited partnership units as partial consideration for the acquisition of other properties in 2020. Also included are the vested OP Long-Term Incentive Plan Units associated with our long-term compensation plan. See further discussion of LTIP Units in Note 9.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the nine months ended September 30, 2020 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2020	1,165	$68.44
Granted	482	94.76
Vested and distributed	(510)	62.99
Forfeited	(63)	77.80
Balance at September 30, 2020	1,074	$80.52

LTIP Units

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2020 (units in thousands):

	Vested	Unvested	Unvested Weighted Average
	LTIP Units	LTIP Units	Grant Date Fair Value
Balance at January 1, 2020	3,714	2,678	$60.06
Granted	-	1,087	96.59
Vested LTIP Units	976	(976)	63.47
Vested POP LTIP Units (1)	303	-	N/A
Unvested POP LTIP Units (1)	-	345	19.03
Conversion to common limited partnership units	(1,110)	-	N/A
Balance at September 30, 2020	3,883	3,134	$67.09

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2020	2019	2020	2019
Net earnings attributable to common stockholders – Basic	$298,695	$450,639	$1,192,652	$1,181,470
Net earnings attributable to exchangeable limited partnership units (1)	8,440	13,422	34,252	35,838
Adjusted net earnings attributable to common stockholders – Diluted	$307,135	$464,061	$1,226,904	$1,217,308

Weighted average common shares outstanding – Basic	738,194	630,929	724,876	630,356
Incremental weighted average effect on exchange of limited partnership units (1)	21,110	18,760	20,960	19,403
Incremental weighted average effect of equity awards	5,315	5,570	5,135	5,059
Weighted average common shares outstanding – Diluted (2)	764,619	655,259	750,971	654,818

Net earnings per share attributable to common stockholders:
Basic	$0.40	$0.71	$1.65	$1.87
Diluted	$0.40	$0.71	$1.63	$1.86

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2020	2019	2020	2019
Net earnings attributable to common unitholders	$307,069	$463,997	$1,226,646	$1,217,088
Net earnings attributable to Class A Units	(3,216)	(5,840)	(13,242)	(15,523)
Net earnings attributable to common unitholders – Basic	303,853	458,157	1,213,404	1,201,565
Net earnings attributable to Class A Units	3,216	5,840	13,242	15,523
Net earnings attributable to exchangeable other limited partnership units	66	64	258	220
Adjusted net earnings attributable to common unitholders – Diluted	$307,135	$464,061	$1,226,904	$1,217,308

Weighted average common partnership units outstanding – Basic	750,971	641,229	737,489	641,077
Incremental weighted average effect on exchange of Class A Units	8,034	8,154	8,048	8,282
Incremental weighted average effect on exchange of other limited partnership units	299	306	299	400
Incremental weighted average effect of equity awards of Prologis, Inc.	5,315	5,570	5,135	5,059
Weighted average common units outstanding – Diluted (2)	764,619	655,259	750,971	654,818

Net earnings per unit attributable to common unitholders:
Basic	$0.40	$0.71	$1.65	$1.87
Diluted	$0.40	$0.71	$1.63	$1.86

(1)

The exchangeable limited partnership units include the units as discussed in Note 8. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Class A Units	8,034	8,154	8,048	8,282
Other limited partnership units	299	306	299	400
Equity awards	7,643	8,141	7,749	8,154
Prologis, L.P.	15,976	16,601	16,096	16,836
Common limited partnership units	12,777	10,300	12,613	10,721
Prologis, Inc.	28,753	26,901	28,709	27,557

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	September 30, 2020		December 31, 2019
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$1,717	$-	$181	$49
British pound sterling	3,156	457	731	3,823
Canadian dollar	842	1,121	523	1,855
Chinese renminbi	-	317	-	81
Euro	769	6,828	7,135	2,034
Japanese yen	3,623	135	3,889	97
Swedish krona	31	1,824	-	797

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	5,433	-	807	13,189
Canadian dollar	3,432	-	-	1,926

Interest rate swaps
Cash flow hedges
Euro	11	-	-	-
U.S. dollar	-	233	-	-
Total fair value of derivatives	$19,014	$10,915	$13,266	$23,851

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2020							2019
	CAD	EUR	GBP	JPY	SEK	Other	Total	BRL	CAD	EUR	GBP	JPY	MXN	SEK	Total
Notional amounts at January 1 ($)	120	581	178	182	31	15	1,107	5	55	314	118	177	-	-	669
New contracts ($)	29	845	294	82	10	32	1,292	493	150	470	1,045	54	9	26	2,247
Matured, expired or settled contracts ($)	(32)	(1,099)	(311)	(66)	(9)	(31)	(1,548)	(496)	(126)	(228)	(1,031)	(60)	(9)	-	(1,950)
Notional amounts at September 30 ($)	117	327	161	198	32	16	851	2	79	556	132	171	-	26	966

Weighted average forward rate at September 30	1.34	1.17	1.31	102.80	9.35			3.82	1.31	1.15	1.32	103.80	-	9.39
Active contracts at September 30	48	55	47	48	31			1	29	46	38	38	-	12

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Exercised contracts	28	34	101	82
Realized gains on the matured, expired or settled contracts	$1	$11	$11	$18
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(27)	$9	$7	$13

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2020			2019
	CAD	GBP	Total	BRL	CAD	EUR	GBP	Total
Notional amounts at January 1 ($)	97	387	484	460	100	-	127	687
New contracts ($)	298	324	622	489	97	420	515	1,521
Matured, expired or settled contracts ($)	(48)	(576)	(624)	(949)	(100)	(420)	(259)	(1,728)
Notional amounts at September 30 ($)	347	135	482	-	97	-	383	480

Weighted average forward rate at September 30	1.32	1.35		-	1.32	-	1.28
Active contracts at September 30	6	1		-	2	-	6

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the nine months ended September 30 (in millions):

	2020		2019
	EUR	USD	EUR
Notional amounts at January 1 ($)	-	-	500
New contracts ($) (1)(2)(3)(4)	165	1,500	-
Matured, expired or settled contracts ($) (2)(4)	-	(1,250)	-
Notional amounts at September 30 ($)	165	250	500

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

(4)

During the third quarter of 2020, we entered into two treasury lock contracts with an aggregate notional amount of $500.0 million to effectively fix the interest rate on the forecasted issuance of U.S. dollar senior notes, which were then issued in August 2020. The loss associated with the settlement of the derivatives upon issuance of the senior notes was not significant.

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries (in millions):

	September 30, 2020	December 31, 2019
British pound sterling	$1,002	$329
Euro	$-	$850

The following table summarizes the recognized unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Unrealized gains (losses) on the unhedged portion	$(77)	$40	$(51)	$41

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivative net investment hedges	$(4,234)	$15,642	$18,290	$4,654
Debt designated as nonderivative net investment hedges	(46,570)	154,948	2,439	187,572
Cumulative translation adjustment	5,228	(140,537)	(200,891)	(149,755)
Total foreign currency translation gains (losses), net	$(45,576)	$30,053	$(180,162)	$42,471

Cash flow hedges (1)(2)	$1,581	$1,206	$(12,857)	$3,464
Our share of derivatives from unconsolidated co-investment ventures	798	(1,822)	(6,839)	(10,438)
Total unrealized gains (losses) on derivative contracts, net	$2,379	$(616)	$(19,696)	$(6,974)
Total change in other comprehensive income (loss)	$(43,197)	$29,437	$(199,858)	$35,497

(1)

We estimate an additional expense of $5.1 million will be reclassified to Interest Expense over the next 12 months from September 30, 2020, due to the amortization of previously settled derivatives designated as cash flow hedges.

(2)	Included in the nine months ended September 30, 2020 was $16.8 million in losses associated with the termination of the four treasury lock contracts.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value Measurements on a Recurring Basis

At September 30, 2020 and December 31, 2019, other than the derivatives discussed previously, we did not have any significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2020 and December 31, 2019, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At September 30, 2020 and December 31, 2019, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At September 30, 2020 and December 31, 2019, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2020 and December 31, 2019, as compared with those in effect when the debt was issued or assumed, including low borrowing spreads due to our credit ratings. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$39,733	$39,733	$184,255	$184,255
Senior notes	14,108,021	15,053,871	9,660,570	10,228,715
Term loans and unsecured other	1,723,473	1,744,580	1,441,882	1,463,841
Secured mortgage	646,899	687,135	619,170	651,047
Total	$16,518,126	$17,525,319	$11,905,877	$12,527,858

The fair value of the senior notes increased during the nine months ended September 30, 2020 due to the decrease in bond yields in the market as compared to the higher weighted average interest rates on our senior notes.

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

The following reconciliations are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Real estate operations segment:
U.S.	$933,916	$667,889	$2,660,178	$1,969,191
Other Americas	21,132	22,723	66,947	70,435
Europe	19,558	9,517	53,048	30,337
Asia	9,174	11,585	30,723	41,226
Total real estate operations segment	983,780	711,714	2,810,896	2,111,189
Strategic capital segment:
U.S.	29,322	21,537	320,181	62,341
Other Americas	8,851	8,276	27,558	29,800
Europe	36,959	180,365	101,081	242,742
Asia	23,861	20,289	67,422	58,533
Total strategic capital segment	98,993	230,467	516,242	393,416

Total revenues	1,082,773	942,181	3,327,138	2,504,605

Segment net operating income:
Real estate operations segment:
U.S. (1)	699,255	497,686	1,976,985	1,450,393
Other Americas	15,288	16,698	48,561	51,616
Europe	14,207	5,597	33,017	18,029
Asia	6,520	8,575	21,543	31,438
Total real estate operations segment	735,270	528,556	2,080,106	1,551,476
Strategic capital segment:
U.S. (1)	5,184	(10,129)	222,390	992
Other Americas	6,276	4,402	17,803	19,179
Europe	26,775	162,646	66,483	205,020
Asia	14,967	10,144	35,656	29,557
Total strategic capital segment	53,202	167,063	342,332	254,748

Total segment net operating income	788,472	695,619	2,422,438	1,806,224

Reconciling items:
General and administrative expenses	(74,348)	(65,199)	(208,701)	(201,176)
Depreciation and amortization expenses	(400,738)	(282,254)	(1,144,903)	(850,639)
Gains on dispositions of development properties and land, net	134,207	63,935	383,373	303,317
Gains on other dispositions of investments in real estate, net	108,927	59,379	184,357	232,400
Operating income	556,520	471,480	1,636,564	1,290,126

Earnings from unconsolidated entities, net	73,972	46,302	216,844	151,524
Interest expense	(80,711)	(60,244)	(237,651)	(179,873)
Interest and other income (expense), net	(5,866)	654	(4,469)	12,876
Foreign currency and derivative gains (losses), net	(100,974)	59,492	(48,481)	70,267
Losses on early extinguishment of debt, net	(98,266)	(13,585)	(164,606)	(16,086)
Earnings before income taxes	$344,675	$504,099	$1,398,201	$1,328,834

	September 30, 2020	December 31, 2019
Segment assets:
Real estate operations segment:
U.S.	$41,605,862	$27,999,868
Other Americas	1,074,504	1,332,237
Europe	1,615,194	1,379,579
Asia	1,052,497	879,072
Total real estate operations segment	45,348,057	31,590,756
Strategic capital segment: (2)
U.S.	13,575	14,529
Europe	25,280	25,280
Asia	351	359
Total strategic capital segment	39,206	40,168
Total segment assets	45,387,263	31,630,924

Reconciling items:
Investments in and advances to unconsolidated entities	7,310,960	6,237,371
Assets held for sale or contribution	1,757,187	720,685
Lease right-of-use assets	112,319	111,439
Cash and cash equivalents	940,193	1,088,855
Other assets	251,676	242,576
Total reconciling items	10,372,335	8,400,926
Total assets	$55,759,598	$40,031,850

(1)	This includes compensation, personnel costs and PPP awards for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at September 30, 2020 and December 31, 2019.

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2020 and 2019 included the following:

•

We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 2 for more information on this transaction. Additionally, our two U.S. co-investment ventures, USLF and USLV completed the IPT Transaction on January 8, 2020 for $2.0 billion each in a cash transaction, including the assumption and repayment of debt. See Note 6 for more information on the assumption of debt.

•

We recognized Lease Right-of-Use Assets and Lease Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications after January 1, 2020 of $6.6 million each, and $483.9 million and $475.1 million, respectively, after January 1, 2019, related to leases in which we are the lessee. Amounts in 2019 are primarily due to our adoption of the new lease standard on January 1, 2019.

•	We capitalized $18.0 million and $16.6 million in 2020 and 2019, respectively, of equity-based compensation expense.

•

We received $399.2 million and $294.7 million in 2020 and 2019, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4. Included in 2019 was our initial 20.0% investment in PBLV in exchange for our contribution of the initial portfolio of properties to PBLV upon formation.

•	An unconsolidated co-investment venture in the U.S. declared a distribution of $45.6 million, which we subsequently reinvested and increased our ownership in 2020.

•	We received $23.7 million of equity interests in PCCLF for the contribution of real estate properties from Prologis China Logistics Venture II, LP in 2020.

•	We issued 0.3 million and 1.2 million shares in 2020 and 2019, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We issued 0.5 million common limited partnership units for $48.5 million as partial consideration for the acquisition of properties in 2020. See Note 8 for more information.

We paid $230.9 million and $201.6 million for interest, net of amounts capitalized, for the nine months ended September 30, 2020 and 2019, respectively.

We paid $82.3 million and $53.4 million for income taxes, net of refunds, for the nine months ended September 30, 2020 and 2019, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2020, the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2020 and 2019, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 27, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Company) as of September 30, 2020, the related consolidated statements of income, comprehensive income, and capital for the three-month and nine-month periods ended September 30, 2020 and 2019, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 27, 2020

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

On January 8, 2020, our two U.S. co-investment ventures, Prologis U.S. Logistics Venture, LLC (“USLV”) and Prologis Targeted U.S. Logistics Fund (“USLF”) acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for $2.0 billion each, that we refer to as the “IPT Transaction” and is detailed in Notes 3, 4, 6 and 8 to the Consolidated Financial Statements. Our aggregate investment in the acquisitions was $1.6 billion. The portfolio included 235 industrial operating properties, aggregating 37 million square feet.

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

On a combined basis, there were 42 million square feet of non-strategic industrial properties with a gross book value of approximately $3 billion acquired in both the Liberty Transaction and the IPT Transaction that we do not intend to operate long-term. Depending on the expected hold period, these assets were either classified as Assets Held for Sale or Contribution or other real estate investments within Investments in Real Estate Properties at the time of acquisition in the Consolidated Balance Sheets.

At September 30, 2020, our total O&M portfolio at 100%, including properties and development projects (based on gross book value and total expected investment (“TEI”)), totaled $94.5 billion across 976 million square feet (91 million square meters) and four continents. Our share of the total O&M portfolio was $59.3 billion. We lease modern logistics facilities to a diverse base of approximately 5,500 customers.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

(1)

NOI from Real Estate Operations is calculated directly from the Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses.

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of one year after completion or 90% occupancy. Amounts represent our TEI, which is comprised of the estimated cost of development or expansion, including land, construction and leasing costs.

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

Development. Given the scarcity of modern logistics facilities in urban centers, we believe our development business allows us to build what our customers need. We develop properties to meet these needs, deepen our market presence and refresh our portfolio quality. We believe we have a competitive advantage due to (i) the strategic locations of our land bank; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects lease up and generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land, including options, has the potential to support the development of $12.7 billion of TEI of new logistics space. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

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

This segment produces stable, long-term cash flows and generally contributes 10% to 15% of our recurring consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset and property management services. These revenues are principally earned from perpetual open-ended or long-term ventures. We earn additional revenues by providing leasing, acquisition, construction, development, financing, legal and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenue”) periodically during the life of a venture or upon liquidation. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses and excludes property-related NOI.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages to grow revenues, NOI, earnings, FFO and cash flows.

(1)	Calculated using the trailing twelve months immediately prior to the period ended.

(2)

General and Administrative (“G&A”) Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from the Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures. Annualized 2020 represents G&A and adjusted G&A expenses for the year ended December 31, 2020 based on the nine months ended September 30, 2020.

•

Rent Growth. Despite the COVID-19 pandemic and the current economic environment, we now expect market rents to increase. In addition, due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that our leases are approximately 12% below current market rent on the basis of our weighted average ownership at September 30, 2020. Therefore, even if market rents remain flat, a lease renewal will translate into increased future rental income on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) every quarter since 2013. We expect this positive rent change trend to continue for several more years due to our current in-place rents being below market.

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

•

Economies of Scale from Growth. We use adjusted G&A expenses as a percentage of the real estate basis of the O&M portfolio to measure and manage our overhead costs. We have the systems and infrastructure in place to grow both our consolidated portfolio and O&M portfolio with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. As noted in the graph above, the acquisitions of the Liberty and IPT portfolios are key examples of this effort, where we increased our O&M portfolio by approximately $17 billion in the first quarter of 2020 and had minimal increases to G&A expenses, resulting in lower G&A expenses as a percentage of the real estate basis.

•

Staying “Ahead of What’s Next™”. We are working on initiatives to create value beyond the real estate by reengineering our customers’ experience, utilizing our scale to streamline our procurement activities and negotiating better pricing on products and services for us and our customers, as well as delivering enhancements to our business through innovation, data analytics and digitization efforts.

SUMMARY OF 2020

Our operating results remain strong in the COVID-19 environment and, in combination with what we see in our proprietary data, the pace of rent collections and dialogue with our customers, our outlook continues to improve as we enter the fourth quarter. However, with the continued uncertainty across the globe until we put COVID-19 behind us, we cannot predict the impact on our business and future financial condition and operating results.

We have experienced minimal impacts from the current environment on our O&M portfolio operating fundamentals in 2020. This is the result of the high quality and location of our real estate portfolio, favorable market fundamentals in the logistics real estate sector, our significant in-place-to-market rent spreads on leases and rent collections that are ahead of 2019 levels. Leasing activity has remained strong for the O&M portfolio throughout 2020 with the commencement of 113 million square feet of leases, including 42 million square feet in the third quarter. Net effective rent change on rollover for the O&M portfolio was 22.8% for the third quarter and the average number of days from lease proposal to commencement has decreased since 2019 as some customers have increased the pace of activity. E-commerce continues to grow well above its historical average and customers that serve essential daily needs are thriving. Customers that have been negatively impacted by the current economy represent a minimal percentage of our annual rent.

As of October 19, 2020, we have collected 99.0% of rent due in the third quarter of 2020 and 93.4% of October rents for the O&M portfolio, which includes the deferral of rents for the third quarter and October of 0.6% and 0.1%, respectively. We have received requests from certain customers for rent concessions and for those granted, it is the deferral of the rent payment to a later period in 2020 or early 2021 that had no impact on revenue recognition. As of October 19, 2020, we have granted $40.0 million of rental deferral requests for the O&M portfolio in 2020 or 61 basis points of annualized rental revenue. We have received 94.8% of deferred rents due as of October 19, 2020. Although COVID-19 continues to have a minimal impact on our rent collections and bad debt is trending lower than we initially anticipated, we may experience an increase in bad debt.

Our capital deployment and disposition activities have continued throughout this time and we expect the volume of these activities to accelerate in the fourth quarter. By the end of the year, we expect to restart the majority of the speculative development projects that we suspended in the first quarter.

Our business continuity, communication plans and technology are allowing all functions of our business to work smoothly during this time. Generally, our employees have continued working remotely or in certain locations in our offices under protocols to keep a safe working environment. We have not had any lay-offs and we have extended financial assistance to employees in need. Our local property and leasing teams have continued to maintain our properties and work with our customers to help them navigate the new environment while following established measures to keep them and our customers safe. In addition, we are providing assistance across the globe in the form of direct cash grants, supplies and donation of over one million square feet through our Space for Good program. Also, we contributed $5 million to the Prologis Foundation for donations to COVID-19 relief organizations during 2020.

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

•

We earned promotes aggregating $228 million ($162 million net of related expenses), primarily in June from our unconsolidated co-investment venture in the U.S., which was recorded in Strategic Capital Revenues.

•

We generated net proceeds of $2.1 billion and realized net gains of $568 million, principally from the contribution of properties to our unconsolidated co-investment ventures in the U.S., Europe, Mexico and Japan and dispositions to third parties in the U.S.

•

We have total available liquidity of $5.2 billion, including current aggregate availability on our global senior credit facility and Japanese yen revolver of $4.0 billion, multi-currency term loan of $250 million and unrestricted cash balances of $940 million. We have no significant debt due until 2022.

•

Additionally, we completed the following financing activities that resulted in extending our weighted average remaining maturity to 11 years and lowering our weighted average effective interest rate to approximately 2.0% (principal in millions):

	Aggregate Principal
Initial Borrowing Date	Borrowing Currency	USD (1)	Weighted Average Stated Interest Rate at Issuance Date	Maturity Dates
February (2)	€1,350	$1,485	0.6%	February 2022 – 2035
February	$2,200	$2,200	2.4%	April 2027 – 2050
February	£250	$322	1.9%	February 2035
June (2)	¥41,200	$386	1.0%	June 2027 – 2050
August (2)	$1,250	$1,250	1.6%	October 2030 – 2050
September	¥19,700	$187	1.0%	September 2032 – 2040

	Aggregate Principal
Redemption Date	Borrowing Currency	USD (1)	Stated Interest Rate at the Redemption Date	Maturity Date
January	€400	$446	0.0%	January 2020
March	€700	$783	1.4%	May 2021
June	€213	$238	3.0%	January 2022
June	€100	$113	3.4%	February 2024
September	$850	$850	4.3%	August 2023

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	Approximately $1.5 billion of the proceeds from the issuance of these notes are to fund sustainable and environmentally beneficial projects and buildings in accordance with our green bond framework.

In February 2020, we completed an exchange offer for two series of Liberty’s senior notes for an aggregate amount of $750 million, with $690 million, or 92.0%, of the aggregate principal amount being validly tendered for exchange. These senior notes are in the aggregate principal amounts of $400 million due in October 2026 with an interest rate of 3.3% and $350 million due in February 2029 with an interest rate of 4.4%. The senior notes were exchanged for notes issued by a wholly owned subsidiary and guaranteed by the OP. All other terms of the exchanged Liberty senior notes remained substantially the same.

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

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

	2020	2019
Real Estate Operations – NOI	$2,080	$1,551
Strategic Capital – NOI	342	255
General and administrative expenses	(208)	(201)
Depreciation and amortization expenses	(1,145)	(851)
Operating income before gains on real estate transactions, net	1,069	754
Gains on dispositions of development properties and land, net	384	303
Gains on other dispositions of investments in real estate, net	184	233
Operating income	$1,637	$1,290

See Note 12 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Operations

This operating segment principally includes rental revenue and rental expenses recognized from our consolidated properties. We allocate the costs of our property management and leasing functions to the Real Estate Operations segment through Rental Expenses and the Strategic Capital segment through Strategic Capital Expenses based on the square footage of the relative portfolios. The operating fundamentals in the markets in which we operate have continued to be strong. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Operations revenues, expenses and NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2020	2019
Rental revenues	$2,803	$2,108
Development management and other revenues	8	3
Rental expenses	(705)	(550)
Other expenses	(26)	(10)
Real Estate Operations – NOI	$2,080	$1,551

The change in Real Estate Operations NOI for the nine months ended September 30, 2020 from the same period in 2019, was impacted by the following items (in millions):

(1)	Acquisition activity increased NOI in 2020, compared to 2019, principally due to the Liberty Transaction and the IPT Transaction.

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

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that were completed on or after January 1, 2019 through September 30, 2020.

Below are key operating metrics of our consolidated operating portfolio, excluding non-strategic industrial properties.

(1)	The increase in consolidated square feet in the first quarter of 2020 is a result of properties acquired in the Liberty Transaction and the IPT Transaction.

The decrease in occupancy in the first quarter of 2020 was driven principally by significantly higher lease roll and changes in the composition of the operating portfolio as a result of deployment activity.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(3)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the nine months ended September 30 (dollars and square feet in millions):

	2020	2019
Starts:
Number of new development projects during the period	15	37
Square feet	5	11
TEI	$708	$1,064
Percentage of build-to-suits based on TEI	61.9%	50.8%

Stabilizations:
Number of development projects stabilized during the period	45	52
Square feet	16	19
TEI	$1,539	$1,809
Weighted average stabilized yield (1)	6.5%	6.3%
Estimated value at completion	$2,172	$2,470
Estimated weighted average margin	41.2%	36.5%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

In the first quarter of 2020, we suspended several recently started speculative development projects for the short-term. During the third quarter of 2020, two previously suspended development projects moved back into the active consolidated development portfolio. At September 30, 2020, the outstanding suspended development projects have a TEI of $316 million and remain within our consolidated development portfolio at period end. We expect our development activities to increase in the fourth quarter.

At September 30, 2020, our active consolidated development portfolio, including properties under development and prestabilized properties, is expected to be completed before December 2021 with a TEI of $3.0 billion, leaving $1.1 billion remaining to be spent, and was 71.3% leased.

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

Below are the components of Strategic Capital revenues, expenses and NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2020	2019
Strategic capital revenues	$516	$393
Strategic capital expenses	(174)	(138)
Strategic Capital – NOI	$342	$255

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Strategic capital revenues ($)
Recurring fees (2)	79	54	24	23	87	79	49	40	239	196
Transactional fees (3)	14	8	4	2	13	14	18	18	49	42
Promote revenue (4)	227	-	-	5	1	150	-	-	228	155
Total strategic capital revenues ($)	320	62	28	30	101	243	67	58	516	393
Strategic capital expenses ($)	(98)	(61)	(10)	(11)	(35)	(38)	(31)	(28)	(174)	(138)
Strategic Capital – NOI ($)	222	1	18	19	66	205	36	30	342	255

(1)	The U.S. expenses include compensation, personnel costs and PPP awards for employees who are based in the U.S. but also support other geographies.

(2)	Recurring fees include asset and property management fees. The increase in the U.S. is primarily due to the IPT Transaction.

(3)	Transactional fees include leasing commission, acquisition, disposition, development and other fees.

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

The following real estate investments were held through our unconsolidated co-investment ventures based on historical cost (dollars and square feet in millions):

	U.S.		Other Americas (2)		Europe		Asia		Total
	Sep 30, 2020 (1)	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	699	605	225	214	769	731	165	144	1,858	1,694
Square feet	116	99	49	44	185	176	67	59	417	378
Total assets ($)	10,755	8,408	2,862	2,707	15,940	14,677	9,729	8,758	39,286	34,550

(1)	The increase in the U.S. is primarily due to the IPT Transaction.

(2)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

See Note 4 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses were $208 million and $201 million for the nine months ended September 30, 2020 and 2019. Included in the nine months ended September 30, 2020 is a contribution of $5 million to the Prologis Foundation for donations to COVID-19 relief organizations. We capitalize certain internal costs, including salaries and related expenses, directly related to our development activities.

The following table summarizes capitalized G&A for the nine months ended September 30 (dollars in millions):

	2020	2019
Building and land development activities	$57	$51
Operating building improvements and other	17	15
Total capitalized G&A expenses	$74	$66
Capitalized salaries and related costs as a percent of total salaries and related costs	20.2%	19.5%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.1 billion and $851 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the nine months ended September 30, 2020 from the same period in 2019 (in millions):

(1)	Included in acquisitions are the operating properties and related intangible assets acquired in the Liberty Transaction and the IPT Transaction.

Gains on Real Estate Transactions, Net

The following table summarizes our Gains on Dispositions of Development Properties and Land, Net, which primarily includes contributions to our unconsolidated entities, and Gains on Other Dispositions of Investments in Real Estate, Net, which includes sales of operating properties and other real estate transactions for the nine months ended September 30, 2020 and 2019 (in millions):

	2020	2019
Gains on dispositions of development properties and land, net
Contributions to unconsolidated entities and dispositions to third parties	$384	$303
Total gains on dispositions of development properties and land, net	$384	$303

Gains on other dispositions of investments in real estate, net
Contributions to unconsolidated entities and dispositions to third parties	$184	$98
Gains on partial redemption of investment in an unconsolidated co-investment venture	-	135
Total gains on other dispositions of investments in real estate, net	$184	$233

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

	September 30, 2020			December 31, 2019
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,237	437	96.3%	1,882	359	96.1%
Unconsolidated	1,833	413	94.8%	1,676	376	96.8%
Total	4,070	850	95.6%	3,558	735	96.5%

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

We define our same store population for the three months ended September 30, 2020 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2019 and owned throughout the same three-month period in both 2019 and 2020. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2019) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2020	2019	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$980	$710
Rental expenses	(245)	(181)
Consolidated Property NOI	735	529

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)(2)	(256)	(55)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	501	490
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(405)	(399)
Prologis Share of Same Store Property NOI – Net Effective (2)	$575	$565	1.9%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(10)	(13)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(11)	(7)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	10	7
Prologis Share of Same Store Property NOI – Cash (2)(3)	$564	$552	2.2%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at September 30, 2020 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $217 million and $152 million for the nine months ended September 30, 2020 and 2019, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2020	2019
Gross interest expense	$264	$205
Amortization of debt discount and debt issuance costs, net	5	13
Capitalized amounts	(31)	(38)
Net interest expense	$238	$180
Weighted average effective interest rate during the period	2.2%	2.5%

Interest expense increased due to higher debt balances in 2020 as compared to 2019, driven primarily by the debt assumed in the Liberty Transaction, reduced partially by lower interest rates as a result of our refinancing activities as discussed under the Summary of 2020 section.

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

The following table details our foreign currency and derivative gains (losses), net for the nine months ended September 30 (in millions):

	2020	2019
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$11	$18
Gains on the settlement of transactions with third parties	-	1
Total realized foreign currency and derivative gains, net	11	19

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(44)	54
Losses on remeasurement of certain assets and liabilities	(15)	(3)
Total unrealized foreign currency and derivative gains (losses), net	(59)	51
Total foreign currency and derivative gains (losses), net	$(48)	$70

See Note 11 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2020, we recognized $165 million of losses principally due to the redemption of higher interest rate euro and U.S. dollar senior notes prior to maturity as described above and the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. During the nine months ended September 30, 2019, we recognized $16 million in losses on early extinguishment of debt, primarily from the redemption of euro senior notes.

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

The following table summarizes our income tax expense for the nine months ended September 30 (in millions):

	2020	2019
Current income tax expense:
Income tax expense	$63	$30
Income tax expense on dispositions	30	13
Income tax expense on dispositions related to acquired tax liabilities	4	-
Total current income tax expense	97	43

Deferred income tax expense (benefit):
Income tax expense (benefit)	(3)	10
Income tax benefit on dispositions related to acquired tax liabilities	(4)	-
Total deferred income tax expense (benefit)	(7)	10
Total income tax expense	$90	$53

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes earned by us during the period. We had net earnings attributable to noncontrolling interests of $109 million and $90 million for the nine months ended September 30, 2020 and 2019, respectively. Included in these amounts were $34 million and $36 million for the nine months ended September 30, 2020 and 2019, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 8 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

See Note 11 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions and other comprehensive income (loss).

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, are similar to the changes for the nine-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our active consolidated development portfolio (at September 30, 2020, excluding suspended development projects, 68 properties in our development portfolio were 71.3% leased with a current investment of $1.9 billion and a TEI of $3.0 billion when completed and leased, leaving $1.1 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $2 million for the remainder of 2020 and $289 million in 2021;

•	additional investments in current unconsolidated entities;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes;

•	distributions received from co-investment ventures;

•	proceeds from disposition of properties, land parcels or other investments to third parties;

•	proceeds from contribution of properties to current or future co-investment ventures;

•	available unrestricted cash balances ($940 million at September 30, 2020);

•	borrowing capacity under our current credit facility arrangements, term loans and other borrowing arrangements ($4.2 billion available at September 30, 2020);

•	proceeds from issuance of debt; and

•	proceeds from sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets.

We may also generate proceeds from the issuance of equity securities, subject to market conditions. In February 2020, we completed the Liberty Transaction for $13.0 billion, primarily through the issuance of equity.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2020			December 31, 2019
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,127	6.8%	2.3%	$657	5.5%
Canadian dollar	2.7%	272	1.6%	3.4%	280	2.3%
Euro	1.7%	6,298	38.2%	1.9%	6,129	51.5%
Japanese yen	0.7%	2,695	16.3%	0.7%	2,329	19.6%
U.S. dollar	2.8%	6,126	37.1%	4.4%	2,511	21.1%
Total debt (1)	2.0%	$16,518		2.2%	$11,906

(1)	The weighted average maturity for total debt outstanding at September 30, 2020 and December 31, 2019 was 126 months and 94 months, respectively.

Our credit ratings at September 30, 2020, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At September 30, 2020, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at September 30, 2020 (dollars in millions):

	Equity Commitments
	Prologis	Venture Partners	Total	Exchange Rate	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$920	$920	N/A	2022 – 2023 (1)
Prologis European Logistics Fund	-	1,608	1,608	1.17 U.S. dollar/ 1 euro	2022 – 2023 (1)
Prologis UK Logistics Venture	8	46	54	1.28 U.S. dollar/ 1 British pound sterling	2024
Prologis China Core Logistics Fund	-	94	94	0.15 U.S. dollar/ 1 Chinese renminbi	2022 – 2023
Prologis China Logistics Venture	297	1,681	1,978	N/A	2021 – 2028
Prologis Brazil Logistics Venture	32	127	159	0.18 U.S. dollar/ 1 Brazilian real	2026
Total	$337	$4,476	$4,813

(1)	Venture partners have the option to cancel their equity commitment up to 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2020	2019
Net cash provided by operating activities	$2,333	$1,648
Net cash used in investing activities	$(2,580)	$(282)
Net cash provided by (used in) financing activities	$94	$(683)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(149)	$681

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, is impacted by the following significant activity during the nine months ended September 30, 2020 and 2019:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $89 million and $77 million for 2020 and 2019, respectively.

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

•

G&A expenses and equity-based compensation awards. We incurred $208 million and $201 million of G&A expenses in 2020 and 2019, respectively. We recognized equity-based, noncash compensation expenses of $86 million and $72 million in 2020 and 2019, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•	Operating distributions from unconsolidated entities. We received $355 million and $270 million of distributions from our unconsolidated entities in 2020 and 2019, respectively.

•

Cash paid for interest, net of amounts capitalized. As disclosed in Note 13 to the Consolidated Financial Statements, we paid interest, net of amounts capitalized, of $231 million and $202 million in 2020 and 2019, respectively.

•

Cash paid for income taxes, net of refunds. As disclosed in Note 13 to the Consolidated Financial Statements, we paid income taxes, net of refunds, of $82 million and $53 million in 2020 and 2019, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash provided by or used in investing activities during the nine months ended September 30, 2020 and 2019:

•

Liberty Transaction, net of cash acquired. We paid net cash of $25 million to complete the Liberty Transaction in 2020, primarily due to transaction costs. The acquisition was financed through the issuance of equity and the assumption of debt. A portion of this debt was paid down subsequent to the acquisition, see the Financing Activities section below. See Note 2 to the Consolidated Financial Statements for more information on this transaction.

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

•

Investments in and advances to. We invested cash in our unconsolidated entities that represented our proportionate share, of $345 million and $257 million in 2020 and 2019, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Notes 3 and 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated entities as a return of investment of $207 million and $360 million in 2020 and 2019, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•

Settlement of net investment hedges. We paid a net amount of $5 million upon the settlement of net investment hedges during both 2020 and 2019. See Note 11 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions. In addition, the following significant transactions also impacted our cash provided by or used in financing activities during the nine months ended September 30, 2020 and 2019:

•	Repurchase of preferred stock. We paid $7 million to repurchase shares of series Q preferred stock during 2020.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):

	2020 (1)	2019
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$7	$26
Secured mortgage debt	561	414
Senior notes	4,237	669
Term loans	1,351	2,171
Total	$6,156	$3,280

Proceeds from the issuance of debt
Secured mortgage debt	$1	$195
Senior notes	5,803	2,053
Term loans	1,500	1,674
Total	$7,304	$3,922

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

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures of $6.4 billion at September 30, 2020. These ventures had total third-party debt of $11.6 billion at September 30, 2020. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 28.1% at September 30, 2020 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2020, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid a quarterly cash dividend of $0.58 and $0.53 per common share in each of the first three quarters of 2020 and 2019, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the board of directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in Prologis, L.P. are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly distribution of $0.64665 per Class A Unit in each of the first three quarters of 2020 and 2019.

At September 30, 2020, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

Limitations on the use of our FFO measures

While we believe our modified FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Accordingly, these are only a few of the many measures we use when analyzing our business. Some of the limitations are:

•	The current income tax expenses that are excluded from our modified FFO measures represent the taxes that are payable.

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

•

Gains or losses from property dispositions and impairment charges related to expected dispositions represent changes in value of the properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.

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

	2020	2019
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,193	$1,181

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,116	823
Gains on other dispositions of investments in real estate, net	(184)	(233)
Reconciling items related to noncontrolling interests	(35)	(25)
Our share of reconciling items included in earnings related to unconsolidated entities	204	182
NAREIT defined FFO attributable to common stockholders/unitholders	2,294	1,928

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	59	(53)
Deferred income tax expense (benefit)	(7)	10
Current income tax expense on dispositions related to acquired tax liabilities	4	-
Our share of reconciling items included in earnings related to unconsolidated entities	2	(2)
FFO, as modified by Prologis attributable to common stockholders/unitholders	2,352	1,883

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(383)	(303)
Current income tax expense on dispositions	30	13
Losses on early extinguishment of debt, preferred stock repurchase and other, net	175	16
Reconciling items related to noncontrolling interests	(3)	-
Our share of reconciling items included in earnings related to unconsolidated entities	(30)	4
Core FFO attributable to common stockholders/unitholders	$2,141	$1,613

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at September 30, 2020. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We may also issue debt in a currency that is not the same functional currency of the borrowing entity and we may designate the debt as a nonderivative net investment hedge depending on our level of net equity of that particular currency. Additionally, we may hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At September 30, 2020, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 11 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the nine months ended September 30, 2020, $314 million or 9.4% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro, Japanese yen and Swedish krona, and have an aggregate notional amount of $851 million to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $85 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and for our variable rate debt, we may use derivative instruments to fix the interest rate. At September 30, 2020, $15.2 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. At September 30, 2020, $1.4 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at September 30, 2020 (dollars in millions):

	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt (1)	$2	$276	$755	$34	$14,164	$15,231	$16,171
Weighted average interest rate (2)	6.4%	1.8%	2.5%	4.5%	2.1%	2.1%

Variable rate debt
Credit facilities	$-	$-	$-	$-	$40	$40	$40
Term loans	-	-	-	127	1,041	1,168	1,169
Secured mortgage debt	-	13	-	-	132	145	145
Total variable rate debt	$-	$13	$-	$127	$1,213	$1,353	$1,354

(1)

At September 30, 2020, we had interest rate swap agreements to fix €150 million ($165 million) of our floating rate euro senior notes and $250 million of our multi-currency term loan, which are included in fixed rate debt.

(2)

The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at September 30, 2020 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fixes the interest rate on certain variable rate debt as discussed above.

At September 30, 2020, the weighted average effective interest rate on our variable rate debt was 0.6%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the quarter ended September 30, 2020, which equates to a change in interest rates of 7 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2020. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2020. On the basis of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

ITEM 1A. Risk Factors

At September 30, 2020, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2020, we issued 0.2 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. and 0.5 million common units of Prologis, L.P. in connection with the acquisition of properties (see Note 8 to the Consolidated Financial Statements in Item 1) in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

During the quarterly period ended September 30, 2020, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

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

4.1	Form of Officers’ Certificate related to the 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on August 19, 2020).

4.2	Form of 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on August 19, 2020).

4.3	Form of Officers’ Certificate related to the 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on August 19, 2020).

4.4	Form of 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on August 19, 2020).

10.1

Form of First Amendment to Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

10.2	Form of LTIP Unit Award Agreement (Omnibus 2020) (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

10.3	Form of LTIP Unit Award Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

10.4	Form of Outperformance Plan LTIP Unit Award Agreement for Named Executive Officers (2020) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

10.5	Form of Outperformance Plan LTIP Unit Award Agreement (General 2020) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

10.6	Form of Deferred Compensation LTIP Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

10.7	Form of RSU Agreement (Global 2020) (incorporated by reference to Exhibit 10.7 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

10.8	Form of RSU Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.8 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

10.9	Form of RSU Agreement (LTIP Unit Election 2020) (incorporated by reference to Exhibit 10.9 to Prologis’ Current Report Form 8-K filed on September 25, 2020.)

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: October 27, 2020