Form 10-K
period 2020-12-31
Prologis, Inc.; Prologis, L.P.
filed 2021-02-11
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Prologis, Inc.: Yes ☐ No ☑	Prologis, L.P.: Yes ☐ No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2020, the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $68,586,769,164.

The number of shares of Prologis, Inc.’s common stock outstanding at February 5, 2021, was approximately 739,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2021 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2020, the Parent owned 97.35% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.65% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic and political climates; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to the coronavirus (“COVID-19”) pandemic; and (xi) those additional factors discussed under Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

Prologis, Inc. is a self-administered and self-managed REIT and is the sole general partner of Prologis, L.P. through which it holds substantially all of its assets. We operate Prologis, Inc. and Prologis, L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We have a significant ownership interest in the co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code” or “IRC”). We believe the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. Prologis, L.P. was also formed in 1997.

We operate and manage our business on an owned and managed (“O&M”) basis and therefore evaluate the operating performance of the properties in our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures, which we manage. We make operating decisions based on our total O&M portfolio, as we manage the properties similarly regardless of ownership. We evaluate our results based on our proportionate economic ownership of each property included in the O&M portfolio (“our share”) to reflect our share of the financial results of the O&M portfolio.

Included in our discussion below are references to funds from operations (“FFO”) and net operating income (“NOI”), neither of which are U.S. generally accepted accounting principles (“GAAP”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net Earnings Attributable to Common Stockholders in the Consolidated Statements of Income to our FFO measures and a reconciliation of NOI to Operating Income, the most directly comparable GAAP measures.

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

THE COMPANY

We are the global leader in logistics real estate with a focus on high-barrier, high growth markets. We own, manage and develop well-located, high-quality logistics facilities in 19 countries across four continents. Our local teams actively manage our portfolio, which encompasses leasing, property management, capital deployment and opportunistic dispositions. Our disposition activities allow us to recycle capital and largely self-fund our development and acquisition activities. The majority of our properties in the United States (“U.S.”) are wholly owned, while our international properties are primarily held in our co-investment ventures, which has the benefit of mitigating our exposure to foreign currency movements.

Our portfolio is focused on the world’s most vibrant centers of commerce and our scale allows us to respond to our customers’ needs for the highest-quality buildings across these locations. There is an emergence of two new structural demand drivers for our real estate: (i) the need for more inventory as supply chains emphasize resilience over efficiency and (ii) the acceleration of e-commerce adoption.

As service time increasingly moves to the forefront of the global supply chain, it drives demand for logistics real estate close to the end-consumer. We have invested in properties located within infill and urban areas in our largest global markets with same day access (defined as Last Touch®) and next day access (defined as city distribution), to the consumer population. This positioning gives us the unique ability to provide our customers with the right real estate solutions for their supply chains that, in turn, allows them to meet end-consumer delivery expectations.

As we look to the future of logistics real estate, we are focused on solving our customers’ pain points, innovating in pursuit of creative solutions and operational excellence. We are listening and responding to our customers’ needs for skilled labor through initiatives to create community workforce programs to develop their talent pool, utilize our proprietary data and analytics to ensure efficient distribution solutions and negotiate better pricing on common products and services that our customers need. Our customers turn to us because they know that a strategic partnership with Prologis is a competitive advantage. We accomplish all of this by employing individuals who continue to grow, embrace change and draw strength from inclusion and diversity.

At December 31, 2020, we owned or had investments in properties, on a wholly-owned basis or through ventures, in the following geographies (dollars in billions, based on gross book value and total expected investment (as defined below) and square feet in millions):

$97.8B Owned and Managed

984M Square Feet

4,703 Buildings

~5,500 Customers

$61.5B Our Investment

Europe
$20.5B
owned and managed
200M
square feet
843
buildings
$7.5B
our investment
U.S.
$60.0B
owned and managed
617M
square feet
3,328
buildings
$47.7B
our investment
Other Americas
$4.6B
owned and managed
67M
square feet
283
buildings
$2.6B
our investment
Asia
$12.7B
owned and managed
100M
square feet
249
buildings
$3.7B
our investment

2020 Significant Events

On January 8, 2020, our two U.S. co-investment ventures, Prologis U.S. Logistics Venture, LLC (“USLV”) and Prologis Targeted U.S. Logistics Fund (“USLF”), acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for approximately $2.0 billion each, which we refer to as the “IPT Transaction” and is detailed in Notes 4, 5, 8 and 11 to the Consolidated Financial Statements. The portfolio included 235 properties, aggregating 37 million square feet and were highly complementary to our U.S. portfolio in terms of product quality, location and growth potential. Our aggregate investment in the IPT Transaction was $1.6 billion.

On February 4, 2020, we acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty”) through a merger transaction that we refer to as the “Liberty Transaction” and is detailed in Note 3 to the Consolidated Financial Statements. The Liberty portfolio was primarily comprised of logistics real estate assets, including 519 operating properties, aggregating 100 million square feet and were highly complementary to our U.S. portfolio in terms of product quality, location and growth potential. The portfolio also included properties under development, land for future development and office properties. The acquisition expanded our presence in target markets such as Lehigh Valley, Chicago, Houston, Central Pennsylvania, New Jersey and Southern California. The total acquisition price, including transaction costs, was approximately $13 billion and was funded through the issuance of equity and the assumption of debt. As a result of the closely aligned portfolios and similar business strategy, we integrated the IPT and Liberty properties while adding minimal property management and general and administrative expenses, further scaling our operations.

On a combined basis, there were 42 million square feet of non-strategic industrial properties with a gross book value of approximately $3 billion acquired in both the Liberty Transaction and the IPT Transaction that we do not intend to operate long-term. Depending on the expected hold period, these assets were either classified as Assets Held for Sale or Contribution or other real estate investments within Investments in Real Estate Properties at the time of acquisition in the Consolidated Balance Sheets. Since acquisition some of these non-strategic industrial properties have been sold.

In early 2020, COVID-19 was characterized as a global pandemic by the World Health Organization. The COVID-19 outbreak has disrupted financial markets and global, national and local economies since this time. Our operating results have remained strong in the COVID-19 environment and our business has been resilient. We expect operating conditions in our portfolio to continue to strengthen in 2021. However, with the continued uncertainty across the globe, we cannot predict the impact on our business, future financial condition or operating results. For discussion on current operating results and our operational and financial outlook, as well as our response to help protect employees and customers, see the Summary of 2020 section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this discussion, we reflect amounts in U.S. dollars, our reporting currency. Included in these amounts are consolidated and unconsolidated investments denominated in foreign currencies, principally the British pound sterling, euro and Japanese yen that are impacted by fluctuations in exchange rates when translated to U.S. dollars. We mitigate our exposure to foreign currency fluctuations by investing outside the U.S. through co-investment ventures, borrowing in the functional currency of our subsidiaries and utilizing derivative financial instruments.

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

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of one year after completion or 90% occupancy. Amounts represent our total expected investment (“TEI”), which includes the estimated cost of development, land, construction and leasing costs.

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and funds from operations (“FFO”). We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents as leases expire. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. A majority of our consolidated rental revenue, NOI and cash flows are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides us the opportunity to build what our customers need. We develop properties to meet these needs, deepen our market presence and maintain a modern portfolio. We believe we have a competitive advantage due to (i) the strategic locations of our land bank and redevelopment sites; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land, including options, has the potential to support the development of $11.8 billion of TEI of new logistics space. In addition to our land portfolio, we have also made investments in other properties that have the potential to be redeveloped to increase value. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital

Our strategic capital segment allows us to partner with many of the world’s largest institutional investors and capitalize our business through private equity, principally perpetual open-ended or long-term ventures. We also access capital in this segment through two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We align our interests with our partners by holding significant ownership interests in all of our 9 unconsolidated co-investment ventures (ranging from 15% to 50%), which allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

This segment produces stable, long-term cash flows and generally contributes 10% to 15% of our recurring consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset and property management services. We earn additional revenues by providing leasing, acquisition, construction, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture or upon liquidation. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses and excludes property-related NOI.

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

•

Rent Growth. Despite the COVID-19 pandemic and the current economic environment, we expect rents in our markets to increase due to demand for the location and quality of our properties. In addition, due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimate that the rental rates of our leases are 13% below current market on the basis of our weighted average ownership at December 31, 2020. Therefore, even if market rent growth is flat, a lease renewal will likely translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013. We expect this trend to continue for several more years due to our current in-place rents being below market. We also expect future growth in market rents to further contribute to increased rental income.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-located and entitled land and redevelopment sites. We believe that the carrying value of our land bank is below its current fair value. Due to the strategic nature of our land bank, development expertise of our teams and strength of our customer relationships, we expect to create value as we build new properties. We measure the estimated value creation of a development project as the margin above our anticipated cost to develop. As properties under development stabilize, we expect to realize the value creation principally through contributions to the unconsolidated co-investment ventures and increases in the NOI of our operating portfolio.

•

Balance Sheet Strength. Through the acquisitions of Liberty and IPT and execution of several opportunistic debt refinancings at historically low rates, we further enhanced our financial position during 2020 while maintaining low leverage. At December 31, 2020, we had total available liquidity of $4.8 billion. As a result of our low leverage and available liquidity, we have significant capacity to capitalize on value-added investment opportunities that will translate into future earnings growth.

•

Economies of Scale from Growth. We use adjusted G&A expenses as a percentage of the O&M portfolio to measure and evaluate our overhead costs. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. As noted in the graph above, the acquisitions of the Liberty and IPT portfolios are key examples of this effort, where we increased our investments in real estate in the O&M portfolio by over 20% in the first quarter of 2020 and had minimal increases to G&A expenses, which results in lower G&A expenses as a percentage of the investments in real estate.

•

Staying “Ahead of What’s Next™”. We are working on initiatives to create value beyond the real estate by enhancing our customers’ experience, utilizing our scale to streamline our procurement activities and negotiating better pricing on products and services for us and our customers, as well as delivering improvements to our business through innovation, data analytics and digitization efforts. Underlying our future strategy for growth is our ongoing commitment to, and initiatives in, environmental stewardship, social responsibility and governance (“ESG”).

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

Despite the competition we may face, our strategic focus over the years has given us distinct competitive advantages, including the following:

•

a portfolio of properties strategically located in markets characterized by large population densities, growing consumption and high barriers to entry, typically near large labor pools and extensive transportation infrastructure, including our Last Touch® facilities;

•

an investment in ESG practices that enhances asset values while improving sustainability performance, including the development of logistics facilities with sustainable design features that meet customer needs for high-quality buildings;

•	established relationships with customers served by our experienced and responsive local and regional teams;

•	the ability to leverage our organizational scale and structure to provide a single point of contact for our focus customers to address their needs through our in-house global customer solutions team;

•	proven property management and leasing expertise;

•	relationships and successful track record with current and prospective investors in our strategic capital business;

•	a strategically located land bank and redevelopment sites;

•	local teams with development expertise; and

•	a strong balance sheet and credit ratings, coupled with significant liquidity and borrowing capacity.

Customers

Our broad customer base represents a spectrum of international, national, regional and local logistics users. At December 31, 2020, in our Real Estate Operations segment representing our consolidated properties, we had more than 3,400 customers occupying 446 million square feet of logistics operating properties.

In order to provide for a customer-centric location strategy, we have invested in properties located within infill and urban areas in our largest global markets with same day and next day access to the consumer population, these are our Last Touch® and city distribution facilities, respectively. To support these distribution facilities, we utilize multi-market facilities located at key transportation hubs on the edge of these major infill and urban areas and gateway distribution facilities that incorporate access to major sea and intermodal ports. Below are the primary categories of goods in our buildings for our consolidated real estate properties at December 31, 2020.

(1)

NER is calculated using the estimated total cash to be received over the term of the lease divided by the lease term to determine the average amount of cash rent payments received per year. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous year.

The following table details our top 25 customers for our consolidated real estate properties at December 31, 2020 (square feet in millions):

Top Customers	% of NER	Total Occupied Square Feet
1. Amazon	6.1	22
2. Home Depot	1.9	9
3. FedEx	1.9	6
4. UPS	1.2	5
5. XPO Logistics	1.1	5
6. Geodis	1.0	5
7. Wal-Mart	0.9	4
8. U.S. Government	0.9	1
9. DHL	0.7	3
10. PepsiCo	0.6	3
Top 10 Customers	16.3	63
11. DSV Panalpina A/S	0.6	3
12. Office Depot	0.5	3
13. Kellogg Company	0.5	2
14. Staples	0.4	3
15. Ryder System Inc.	0.4	2
16. VF Corporation	0.4	1
17. Berkshire Hathaway Inc.	0.4	1
18. ZOZO, Inc.	0.4	1
19. Westrock Company	0.4	1
20. Kuehne + Nagel	0.3	1
21. Express Messenger	0.3	1
22. Mondelez International	0.3	2
23. Bed Bath & Beyond, Inc.	0.3	2
24. Sysco Guest Supply, LLC	0.3	2
25. NFI	0.3	1
Top 25 Customers	22.1	89

In our Strategic Capital segment, we view our partners and investors as our customers. At December 31, 2020, we had approximately 128 investors in our private equity ventures, several of which invest in multiple ventures.

Employees

We believe our employees are the most important part of our business. When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We focus on leadership development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the company and then provide effective feedback on their performance towards goals to ensure their growth. We believe a commitment to our employees’ learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate. Through performance plans, talent recognition and individual development planning, along with reward packages, we advance our talent pool and create a sustainable and long-term enterprise. For additional discussion on the impact of COVID-19 on our employees, see the Summary of 2020 section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes our total number of employees at December 31, 2020:

Geographies
U.S. (1)	1,091
Other Americas	146
Europe	458
Asia	250
Total	1,945

(1)	This includes employees who were based in the U.S. but also support other geographies.

We allocate the personnel costs related to providing property management and leasing functions to our Real Estate Operations and Strategic Capital segments based on the square footage of the respective portfolios. The personnel costs to perform only Strategic Capital functions are allocated directly to that segment.

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

ENVIRONMENTAL STEWARDSHIP, SOCIAL RESPONSIBILITY AND GOVERNANCE (“ESG”)

Our long-standing dedication to ESG creates value for our company by strengthening our relationships with our customers, investors, employees and the communities in which we do business. The principles of ESG are an important aspect of our business strategy, delivering a strategic business advantage while positively impacting the environment. We develop modern and efficient building designs with state-of-the-art technology to stay ahead of our customers’ needs while advancing structural, transportation, and energy requirements. We invest in sustainable design features and practices, such as the addition of solar panels, cool roofs, light emitting diode (“LED”) lighting, electric vehicle charging stations, waste diversion, recycling and xeriscaping, that result in cost-savings and operational efficiency for our customers and reduce energy and water consumption, as well as decrease greenhouse gas emissions across our portfolio and corporate operations. We have a comprehensive carbon strategy that includes science-based targets to address our global carbon footprint.

We are committed to social responsibility and strengthening relationships important to our business through customer partnerships, investor outreach, community involvement, labor solutions, and inclusion and diversity initiatives, as well as a focus on our employees and our customers’ employees through health and wellness programs and building design. Through our community workforce initiative, for example, we are helping build a talent pipeline for our customers with an emphasis on revitalizing career pathways and creating economic opportunities in the communities where we operate. We set an ambitious goal to train 25,000 individuals by 2025 by partnering with leading public sector organizations and leveraging learning technologies to develop innovative training solutions.

Our strong governance and oversight creates a culture of uncompromising integrity. Our Board independence and diversity, open communication with our stockholders and a risk management framework that supports our investment and process decisions all serve to mitigate risk and preserve value for our company. The strength of our balance sheet and credit ratings, ability to stay ahead of customer needs, and engagement with our employees through ethics and anti-corruption training, along with stockholder outreach ensures the financial, operational and reputational resilience of our organization for the long-term. Our approach is reinforced by our Code of Ethics and Business Conduct, as described above.

ENVIRONMENTAL MATTERS

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we think would have a material adverse effect beyond amounts recorded as of December 31, 2020. See further discussion in Item 1A. Risk Factors and Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

GOVERNMENTAL MATTERS

We are exposed to various regulatory requirements, taxes, tariffs, trade wars and laws within the countries in which we operate and unexpected changes in these items may result in unanticipated losses, adverse tax consequences and affect our operating results and financial condition. In addition, we may be impacted by the ability of our non-U.S. subsidiaries to distribute or otherwise transfer cash among our subsidiaries due to currency exchange control regulations and transfer pricing regulations. The impact of regional or country-specific economic instability, including government shutdowns or other internal trade alliances or agreements could also have a material adverse effect on our business, financial condition or results of operations. See further discussion in Item 1A. Risk Factors.

INSURANCE COVERAGE

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage typically includes property damage and rental loss insurance resulting from such perils as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self-insurance and a wholly-owned captive insurance entity. The costs to insure our properties are primarily covered through expense reimbursements from our customers. We believe our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. See further discussion in Item 1A. Risk Factors.

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our business and financial condition, including but not limited to, our financial position, results of operations, cash flow, ability to make distributions and payments to security holders and the market value of our securities. These risks relate to Prologis as well as our investments in consolidated and unconsolidated entities and include among others, (i) risks related to our global operations (ii) risks related to our business; (iii) risks related to financing and capital; (iv) risks related to income taxes; and (v) general risks.

Risks Related to our Global Operations

As a global company, we are subject to social, political and economic risks of doing business in many countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2020, we generated approximately $484 million or 10.9% of our consolidated revenues from operations outside the U.S. Circumstances and developments related to international operations that could negatively affect us include, but are not limited to, the following factors:

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

We hold significant real estate investments in international markets where the U.S. dollar is not the functional currency. At December 31, 2020, approximately $8.6 billion or 15.3% of our total consolidated assets were invested in a currency other than the U.S. dollar, principally the British pound sterling, euro and Japanese yen. For the year ended December 31, 2020, $289 million or 8.9% of our total consolidated segment NOI, as disclosed in Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, was denominated in a currency other than the U.S. dollar. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations.

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

We are exposed to the economic conditions and other events and occurrences in the local, regional, national and international geographies in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties.

At December 31, 2020, 30.9% of our consolidated operating properties or $13.6 billion (based on consolidated gross book value, or investment before depreciation) were located in California (Central Valley, San Francisco Bay Area and Southern California markets), which represented 26.2% of the aggregate square footage of our operating properties and 27.1% of our NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the investment we have located in California, a downturn in California’s economy or real estate conditions, including state income tax and property tax laws, could adversely affect our business.

In addition to California, we also have significant holdings (defined as more than 3% of total consolidated investment before depreciation) in operating properties in certain markets located in Atlanta, Chicago, Dallas/Fort Worth, Houston, Lehigh Valley, New Jersey/New York City, Seattle and South Florida. Of these markets, no single market contributed more than 10% of our total consolidated investment before depreciation. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.

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

We may decide to sell or contribute properties to certain of our unconsolidated co-investment ventures or sell properties to third parties to generate proceeds to fund our capital deployment activities. Our ability to sell or contribute properties on advantageous terms is affected by: (i) competition from other owners of properties that are trying to dispose of their properties; (ii) economic and market conditions, including the capitalization rates applicable to our properties; and (iii) other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or at all. The unconsolidated co-investment ventures or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions and contributions could be delayed.

If we do not have sufficient cash available to us through our operations, sales or contributions of properties or available credit facilities to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting properties at less than optimal terms, incurring debt, entering into leases with new customers at lower rental rates or less than optimal terms or entering into lease renewals with our existing customers without an increase in rental rates. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us. Additionally, taking such measures to increase our liquidity may adversely affect our business, and in particular, our distributable cash flow and debt covenants.

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

Investments in real estate properties are subject to varying degrees of risk. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our asset management capabilities, these risks cannot be eliminated. Factors that may affect real estate values and cash flows include:

•	local conditions, such as oversupply or a reduction in demand;

•	technological changes, such as reconfiguration of supply chains, autonomous vehicles, robotics, 3D printing or other technologies;

•	the attractiveness of our properties to potential customers and competition from other available properties;

•	increasing costs of maintaining, insuring, renovating and making improvements to our properties;

•	our ability to reposition our properties due to changes in the business and logistics needs of our customers;

•	our ability to lease the properties at favorable rates and control variable operating costs; and

•	governmental regulations and the associated potential liability under, and changes in, environmental, zoning, usage, tax, tariffs and other laws.

These factors may affect our ability to recover our investment in the properties and result in impairment charges.

Our customers may be unable to meet their lease obligations or we may be unable to lease vacant space or renew leases or re-lease space on favorable terms as leases expire.

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. At December 31, 2020, our top 10 customers accounted for 16.3% of our consolidated NER. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

We are also subject to the risk that, upon the expiration of leases they may not be renewed by existing customers, the space may not be re-leased to new customers or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. Our competitors may offer space at rental rates below current market rates or below the rental rates we currently charge our customers and we may be pressured to reduce our rental rates below those we currently charge to retain customers when leases expire or we may lose potential customers.

We may acquire properties and companies that involves risks which could adversely affect our business and financial condition.

We have acquired properties and will continue to acquire properties through the direct acquisition of real estate, the acquisition of entities that own real estate or through additional investments in co-investment ventures that acquire properties. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. When we acquire properties, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. Additionally, there is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities. The acquired properties or entities may be subject to liabilities, including tax liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on our new ownership of any of these entities or properties, then we may have to pay substantial sums to settle it.

We may be unable to integrate the operations of newly acquired companies and realize the anticipated synergies and other benefits or do so within the anticipated timeframe. Potential difficulties we may encounter in the integration process include: (i) the inability to dispose of non-industrial assets or operations that are outside of our area of expertise; (ii) potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with these transactions; and (iii) performance shortfalls as a result of the diversion of management’s attention caused by completing these transactions and integrating the companies’ operations.

Our real estate development and redevelopment strategies may not be successful.

Our real estate development and redevelopment strategy is focused on monetizing land in the future through development of logistics facilities to hold for long-term investment, contribution or sale to a co-investment venture or third party, depending on market conditions, our liquidity needs and other factors. We may increase our investment in the development, renovation and redevelopment business and we expect to complete the build-out and leasing of our current development portfolio. We may also develop, renovate and redevelop properties within existing or newly formed co-investment ventures. The real estate development, renovation and redevelopment business includes the following significant risks:

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may explore development opportunities that may be abandoned and the related investment impaired;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	we may have construction costs that exceed our estimates and projects may not be completed, delivered or stabilized as planned due to defects or other issues;

•	we may not be able to attract third-party investment in new development co-investment ventures or sufficient customer demand for our product;

•	we may have properties that perform below anticipated levels, producing cash flows below budgeted amounts;

•	we may seek to sell certain land parcels and not be able to find a third party to acquire such land or the sales price will not allow us to recover our investment, resulting in impairment charges;

•	we may not be able to lease properties we develop on favorable terms or at all;

•	we may not be able to capture the anticipated enhanced value created by our value-added properties on expected timetables or at all;

•	we may experience delays (temporary or permanent) if there is public or government opposition to our activities; and

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

At December 31, 2020, we had investments in co-investment ventures, both public and private, that owned operating properties with a gross book value of approximately $49 billion. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from our existing or future investments. The same factors that impact the valuation of our consolidated portfolio, as discussed above, also impact the portfolios held by the co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues.

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

•

our relationships with our partners are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to manage or invest in the assets underlying such relationships resulting in reduced fee revenues or we may elect to acquire the properties in order to maintain an investment in the portfolio; and

•

disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture to additional risk.

We generally seek to maintain sufficient influence over our co-investment ventures to permit us to achieve our business objectives; however, we may not be able to continue to do so indefinitely. We have formed publicly traded investment vehicles, such as NPR and FIBRA Prologis, for which we serve as sponsor or manager. These entities bear their own risks related to trading markets, foreign currency exchange rates and market demand. We have contributed, and may continue to contribute, assets into such vehicles. There is a risk that our managerial relationship may be terminated.

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

Our insurance coverage does not cover all potential losses.

We and our unconsolidated co-investment ventures carry insurance coverage including property damage and rental loss insurance resulting from certain perils such as fire and additional perils as covered under an extended coverage policy, namely windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our co-investment ventures are adequately insured. Certain losses, however, including losses from floods, earthquakes, acts of war, acts of terrorism or riots and pandemics, generally are not insured against or not fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and future revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

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

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our business and financial condition will be negatively impacted and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our credit facilities and certain other debt bears interest at variable rates. Increases in market interest rates would increase our interest expense under these agreements.

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our credit facilities, the indentures under which our senior notes and term loans are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios, fixed charge coverage ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility to run our business, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business and financial condition generally and, in particular, the amount of our distributable cash flow could be adversely affected.

Adverse changes in our credit ratings could negatively affect our financing activity.

At December 31, 2020, our credit ratings from Moody’s and S&P were A3 and A-, respectively, both with stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

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

In July 2017, the FCA announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR for debt and derivative financial instruments. In November 2020, the Federal Reserve Board along with various independent groups announced the potential for certain USD LIBOR tenors to continue to be published until June 2023. This change would allow most legacy USD LIBOR contracts to mature before disruptions occur in the USD LIBOR market, without the need to transition those contracts to SOFR. The expected transition of GBP LIBOR and Yen LIBOR at the end of 2021 was not impacted by this announcement. Additionally, other global regulators have undertaken reference rate reform initiatives to identify a preferred alternative rate for other interbank offered rates (“IBORs”). We refer to these rates collectively as “IBOR-indexed”. At December 31, 2020 we had variable rate debt of $2.0 billion, excluding borrowings that are hedged through interest rate swap agreements. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding our variable rate debt.

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

Any additional future issuance of common stock or OP units will reduce the percentage of our common stock and units owned by investors. In most circumstances, stockholders and unitholders will not be entitled to vote on whether or not we issue additional common stock or units. In addition, depending on the terms and pricing of any additional offering of our common stock or OP units and the utilization of the proceeds, our stockholders and unitholders may experience dilution in both book value and fair value of their common stock or units.

Risks Related to Income Tax

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

General Risks

Our business may be materially and adversely affected by the impact of the global pandemic of COVID-19.

The World Health Organization and certain national and local governments characterized COVID-19 as a pandemic in March 2020. The COVID-19 outbreak has disrupted financial markets and global, national and local economies. There are government restrictions on activities across the globe. The impact of the COVID-19 outbreak on our business, that of our unconsolidated co-investment ventures, and our customers for the long-term continues to be uncertain.

Given the ongoing and dynamic nature of these circumstances, we cannot predict the extent to which the continuation of the COVID-19 pandemic may impact our business, but its impact may include the following:

•

Existing customers and potential customers of our logistics facilities may be adversely affected by the decrease in economic activity, which in turn could disrupt their business and their ability to enter into new leasing transactions or satisfy rental payments;

•	Government, labor or other restrictions may prevent us from completing the development or leasing of properties currently under development or making our properties ready for our customers to move in;

•	Our ability to recover our investments in real estate assets may be impacted by current market conditions; and

•	Our workforce, including our executives, may become ill or have difficulty working remotely, caring for our properties and/or customers.

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

We are also exposed to potential physical risks from possible future changes in climate. Our logistics facilities may be exposed to catastrophic weather events, such as severe storms, fires or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. We do not currently consider ourselves to be exposed to regulatory risks related to climate change, as the operation of our buildings typically does not generate a significant amount of greenhouse gas emissions. However, we may be adversely impacted as a real estate developer in the future by potential impacts to the supply chain or stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

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

Included in the operating property information below for our consolidated operating properties are 482 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or market amounted to 10% or more of our consolidated total assets at December 31, 2020, or generated revenue equal to 10% or more of our consolidated total revenues for the year ended December 31, 2020, with the exception of the Southern California market. Dollars and square feet in the following tables are in millions:

	Consolidated Operating Properties			O&M
Geographies	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	24	$1,549	$14	30	$1,996
Baltimore/Washington D.C.	10	1,210	12	14	1,603
Central PA	16	1,309	-	17	1,403
Central Valley	17	1,306	10	19	1,440
Chicago	39	3,201	9	52	4,359
Dallas/Ft. Worth	31	2,205	8	38	2,732
Houston	24	2,454	5	30	2,963
Lehigh Valley	24	2,951	-	27	3,228
New Jersey/New York City	32	3,798	45	41	5,059
San Francisco Bay Area	21	2,909	9	26	3,562
Seattle	13	2,016	-	22	2,873
South Florida	13	1,677	29	18	2,220
Southern California	78	9,151	16	97	11,227
Remaining Markets – U.S. (15 markets) (2)	80	5,728	39	107	7,630
Subtotal U.S.	422	41,464	196	538	52,295
Other Americas:
Brazil	-	-	-	10	506
Canada	10	882	153	10	882
Mexico	1	53	-	41	2,597
Subtotal Other Americas	11	935	153	61	3,985
Europe:
France	1	92	-	32	2,861
Germany	*	18	-	25	2,397
Netherlands	*	19	-	23	2,314
U.K.	1	103	-	26	4,031
Remaining Countries – Europe (8 countries) (3)	3	178	-	82	6,675
Subtotal Europe	5	410	-	188	18,278
Asia:
China	-	-	-	32	2,504
Japan	2	348	199	37	7,179
Singapore	1	144	-	1	144
Subtotal Asia	3	492	199	70	9,827
Total operating portfolio (4)	441	43,301	548	857	84,385
Value-added properties (5)	5	594	-	9	983
Total operating properties	446	$43,895	$548	866	$85,368

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Geographies	Acres	Estimated Build Out Potential (square feet) (6)	Current Investment	Rentable Square Footage Upon Completion	TEI (7)
U.S.:
Atlanta	344	3	$34	*	$17
Baltimore/Washington D.C.	41	1	16	1	120
Central PA	29	1	8	-	-
Central Valley	934	16	185	1	80
Chicago	182	3	64	1	36
Dallas/Ft. Worth	108	2	25	1	98
Houston	197	3	44	*	13
Lehigh Valley	208	2	82	2	197
New Jersey/New York City	26	1	34	1	16
San Francisco Bay Area	-	-	-	*	96
Seattle	41	1	67	*	62
South Florida	183	3	148	*	24
Southern California	116	2	108	*	62
Remaining Markets – U.S. (15 markets)	620	9	106	6	633
Subtotal U.S.	3,029	47	921	13	1,454
Other Americas:
Brazil	196	4	16	-	-
Canada	162	3	89	*	72
Mexico	414	7	76	1	44
Subtotal Other Americas	772	14	181	1	116
Europe:
France	263	5	28	1	126
Germany	66	2	39	*	76
Netherlands	31	1	15	1	98
U.K.	198	4	120	2	328
Remaining Countries – Europe (8 countries)	869	17	183	3	251
Subtotal Europe	1,427	29	385	7	879
Asia:
Japan	76	4	119	7	1,320
Subtotal Asia	76	4	119	7	1,320
Total land and development portfolio	5,304	94	$1,606	28	$3,769

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

(1)

Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $101 million of encumbrances related to one prestabilized property included in the consolidated development portfolio.

(2)	No remaining market within the U.S. represented more than 2% of the total gross book value of the consolidated operating properties.

(3)	No remaining country within Europe represented more than 2% of the total gross book value of the O&M operating properties.

(4)

Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented within Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our O&M operating portfolio. At December 31, 2020, we had investments in real estate properties that were expected to be contributed to our unconsolidated co-investment ventures totaling $454 million and aggregating 5 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(5)

Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to a higher and better use.

(6)	Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(7)

TEI is based on current projections and is subject to change. In the first quarter of 2020, we suspended several recently started speculative development projects for the short-term. Most of the suspended projects were restarted by the fourth quarter of 2020. At December 31, 2020, the outstanding suspended development projects had a TEI of $82 million and remain within our consolidated development portfolio. As noted in the table below, our current investment in our active development portfolio, excluding suspended development projects, was $1.9 billion, leaving approximately $1.8 billion of additional required investment. At December 31, 2020, based on TEI, approximately 17% of the properties in the development portfolio were completed but not yet stabilized, 69% of the properties were expected to be completed before December 31, 2021 and the remaining properties were expected to be completed before August 2022. We expect our development activities to accelerate in 2021.

The following table summarizes our investment in consolidated real estate properties at December 31, 2020 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$43,508
Development portfolio, including cost of land	1,882
Land	1,606
Other real estate investments (1)	3,388
Total consolidated real estate properties	$50,384

(1)

Included in other real estate investments were: (i) non-strategic real estate assets acquired in the Liberty Transaction that we do not intend to operate long-term; (ii) land parcels we own and lease to third parties; (iii) real estate assets that we intend to redevelop into industrial properties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the average term for leases commenced, including new leases and renewals, in 2020 was 64 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2020 (dollars and square feet in millions):

			NER
	Number of Leases	Occupied Square Feet	Dollars	% of Total	Dollars Per Square Foot (1)
2021	857	51	$298	11.2%	$5.84
2022	899	68	391	14.7%	5.75
2023	876	61	368	13.8%	6.03
2024	759	57	361	13.5%	6.33
2025	558	50	328	12.3%	6.56
2026	351	38	242	9.1%	6.37
2027	171	22	144	5.4%	6.55
2028	104	15	108	4.1%	7.20
2029	95	18	119	4.5%	6.61
2030	73	17	117	4.4%	6.88
Thereafter	76	25	186	7.0%	7.44
	4,819	422	$2,662	100.0%	$6.31
Month to month	121	4
Total consolidated	4,940	426

(1)	Dollars per square foot was calculated by dividing NER by the occupied square feet of the lease.

CO-INVESTMENT VENTURES

Included in our O&M portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2020 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Venture
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	78	$7,772	$12	$21
Total	78	$7,772	$12	$21

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	117	$10,987	$43	$37
Other Americas:
FIBRA Prologis	40	2,549	6	6
Prologis Brazil Logistics Venture ("PBLV") and other joint ventures	11	507	47	188
Subtotal Other Americas	51	3,056	53	194
Europe:
Prologis European Logistics Fund (“PELF”)	127	12,916	10	87
Prologis European Logistics Partners Sàrl (“PELP”)	53	4,400	25	-
Prologis UK Logistics Venture (“UKLV”)	5	779	68	246
Subtotal Europe	185	18,095	103	333
Asia:
Nippon Prologis REIT (“NPR”)	35	6,831	-	-
Prologis China Core Logistics Fund (“PCCLF”)	25	2,128	-	-
Prologis China Logistics Venture	7	376	13	1,276
Subtotal Asia	67	9,335	13	1,276
Total	420	$41,473	$212	$1,840

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

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2015, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2015, to December 31, 2020. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2015, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2020 and 2019, we had 1.3 million and 1.4 million shares of the Series Q preferred stock, respectively, with a liquidation preference of $50 per share that will be redeemable at our option on or after November 13, 2026. Dividends payable per share were $4.27 for the years ended December 31, 2020 and 2019.

For more information regarding dividends, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2020, we issued 0.7 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. and 0.5 million common units of Prologis, L.P. in connection with the acquisition of properties (see Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases by Prologis, Inc. of its common stock during the year ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions) (4)
January 1 – January 31	-	$-	-	$-
February 1 – February 29	-	-	-	-
March 1 – March 31	539,000	64.66	539,000	965
April 1 – April 30	-	-	-	-
May 1 – May 31	-	-	-	-
June 1 – June 30	-	-	-	-
July 1 – July 31	-	-	-	-
August 1 – August 31	-	-	-	-
September 1 – September 30	-	-	-	-
October 1 – October 31	-	-	-	-
November 1 – November 30	-	-	-	-
December 1 – December 31	-	-	-	-
Total	539,000	$64.66	539,000	$965

(1)

In March 2020, the Board of Directors authorized a new share purchase program to repurchase up to $1.0 billion of common stock on the open market or in privately negotiated transactions. This column primarily represents open market share repurchases.

(2)	Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.

(3)	The aggregate value of shares purchased in the year ended December 31, 2020 as part of the publicly announced plan was $35 million.

(4)	As of February 5, 2021, $965 million in share repurchase authorization remained. There is no scheduled expiration date for the program, but the program may be discontinued at any time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 9 and 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2021 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. Selected Financial Data

None.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report and the matters described under Item 1A. Risk Factors.

A discussion regarding our financial condition and results of operations for 2020 compared to 2019 is presented below. Information on 2018 is included in graphs only to show year over year trends in our results of operations and operating metrics. Our financial condition for 2018 and results of operations for 2018 and 2019 compared to 2018 can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 11, 2020, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.prologis.com.

MANAGEMENT’S OVERVIEW

Summary of 2020

Our financial condition and operating results remain strong in the COVID-19 environment and, in combination with the demand we see in our proprietary data, the pace of rent collections and dialogue with our customers, our outlook continues to improve in the first quarter of 2021. However, with the continued uncertainty across the globe until we put COVID-19 behind us, we cannot predict the impact on our business, future financial condition, and operating results.

We experienced minimal impacts from the current environment on our O&M portfolio operating fundamentals in 2020. This is the result of the high quality and location of our real estate portfolio, our customer base, favorable market fundamentals in the logistics real estate sector and significant in-place-to-market rent spreads. E-commerce continues to grow well above its historical average and customers that serve essential daily needs are thriving. Customers that have been negatively impacted by the current economy represent a minimal percentage of our annual rent. Leasing activity remained strong for the O&M portfolio throughout 2020 with the commencement of 150 million square feet of leases with an average term of 66 months, including 37 million square feet in the fourth quarter. Rent change in our O&M portfolio was 21.3% during 2020 and 23.8% in the fourth quarter. We expect market rents to continue to increase in 2021. The average number of days from lease proposal to commencement decreased since 2019 as some customers have increased the pace of activity.

We received requests from certain customers for rent concessions during 2020 and for those granted, we deferred the rental payments to a later period in 2020 or 2021. The deferral of rental payments did not impact revenue recognized from those leases. During 2020, on an O&M basis we deferred $45 million of rental payments which represented less than 1% of our total O&M annualized rental revenue. At January 25, 2021, we had collected $33 million, or 98%, of the deferred payments due at December 31st, with the remainder due in 2021. Although COVID-19 continues to have a minimal impact on our rent collections and bad debt is trending lower than we initially anticipated, we may experience an increase in bad debt.

Our capital deployment and disposition activities have continued throughout this time and we expect the volume of these activities to accelerate in 2021. By the fourth quarter of 2020, we restarted the majority of the speculative development projects that we suspended in the first quarter.

Our business continuity, communication plans and technology are allowing all functions of our business to work smoothly during this time. Generally, our employees have continued working remotely or in certain locations in our offices under protocols to keep a safe working environment. We have not had any lay-offs and we have extended financial assistance to employees in need. Our local property and leasing teams have continued to maintain our properties and work with our customers to help them navigate the new environment while following established measures to help keep them and our customers safe. In addition, we are providing assistance across the globe in the form of direct cash grants, supplies and donation of over one million square feet through our Space for Good program. In 2020, through the Prologis Foundation, we pledged $5 million to COVID-19 relief organizations and $1 million in support of racial equality causes.

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

•	We earned promotes aggregating $241 million ($164 million net of related expenses), primarily in June from our unconsolidated co-investment venture in the U.S.

•

We generated net proceeds of $3.0 billion and realized net gains of $717 million, principally from the contribution of properties to our unconsolidated co-investment ventures in the U.S., Europe, Mexico and Japan and dispositions to third parties in the U.S. and Europe, including a majority of the U.K. portfolio acquired in the Liberty Transaction.

•

Additionally, we completed the following consolidated financing activities that included the issuance of $6.2 billion and redemption of $3.0 billion of senior notes, with aggregate principal in U.S. dollars. This resulted in extending our weighted average remaining maturity to 10 years and lowering our weighted average effective interest rate to approximately 1.9% (principal in millions):

	Aggregate Principal		Issuance Date Weighted Average
Initial Borrowing Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February (4)	€1,350	$1,485	0.6%	10.7	February 2022 – 2035
February	$2,200	$2,200	2.4%	15.0	April 2027 – 2050
February	£250	$322	1.9%	15.8	February 2035
June (4)	¥41,200	$386	1.0%	12.4	June 2027 – 2050
August (4)	$1,250	$1,250	1.6%	18.2	October 2030 – 2050
September	¥19,700	$187	1.0%	14.1	September 2032 – 2040
December	€300	$365	0.0%	2.0	December 2022

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Date
January	€400	$446	0.0%	0.1	January 2020
March	€700	$783	1.4%	1.2	May 2021
June	€213	$238	3.0%	1.6	January 2022
June	€100	$113	3.4%	3.6	February 2024
September	$850	$850	4.3%	2.9	August 2023
December	€485	$596	3.0%	1.1	January 2022

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The interest rate represents the fixed or variable interest rate at the issuance or redemption date of the related debt.

(3)	The issuance date and redemption date weighted average term represent the remaining maturity in years on the related debt at the issuance or redemption date, respectively.

(4)	Approximately $1.5 billion of the proceeds from the issuance of these notes were to fund sustainable and environmentally beneficial projects and buildings in accordance with our green bond framework.

In February 2020, we completed an exchange offer for two series of Liberty’s senior notes for an aggregate amount of $750 million, with $690 million, or 92.0%, of the aggregate principal amount being validly tendered for exchange. These senior notes are included in the aggregate principal amounts of $400 million due in October 2026 with an interest rate of 3.3% and $350 million due in February 2029 with an interest rate of 4.4%. The senior notes were exchanged for notes issued by a wholly owned subsidiary and guaranteed by the OP. All other terms of the exchanged Liberty senior notes remained substantially the same.

At December 31, 2020, we had total available liquidity of $4.8 billion, principally due to current aggregate availability under our credit facilities of $3.9 billion and unrestricted cash balances of $598 million.

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

	2020	2019
Real Estate Operations – NOI	$2,820	$2,091
Strategic Capital – NOI	419	307
General and administrative expenses	(275)	(266)
Depreciation and amortization expenses	(1,562)	(1,140)
Operating income before gains on real estate transactions, net	1,402	992
Gains on dispositions of development properties and land, net	465	468
Gains on other dispositions of investments in real estate, net	252	390
Operating income	$2,119	$1,850

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

	2020	2019
Rental revenues	$3,791	$2,832
Development management and other revenues	11	6
Rental expenses	(952)	(734)
Other expenses	(30)	(13)
Real Estate Operations – NOI	$2,820	$2,091

The change in Real Estate Operations NOI in 2020 compared to 2019 was impacted by the following items (dollars in millions):

(1)	Acquisition activity increased NOI in 2020, compared to 2019, principally due to the IPT Transaction and the Liberty Transaction.

(2)

During both years, we experienced positive rental rate growth. Rental rate growth is a combination of higher rental rates on rollover of leases (or rent change) and contractual rent increases on existing leases. If a lease has a contractual rent increase driven by a metric that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenue we recognize. See below for key metrics on rent change on rollover and occupancy for the consolidated operating portfolio.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2019 through December 31, 2020.

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)

In August 2018, we completed the acquisition of DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (collectively “DCT” or the “DCT Transaction”) and acquired a portfolio of logistics real estate assets aggregating 68 million square feet. In January and February 2020, we completed the IPT Transaction and the Liberty Transaction, respectively.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

Development Activity

The following table summarizes consolidated development activity (dollars and square feet in millions):

	2020	2019
Starts:
Number of new development projects during the period	42	74
Square feet	14	25
TEI	$1,997	$2,741
Percentage of build-to-suits based on TEI	40.0%	44.0%

Stabilizations:
Number of development projects stabilized during the period	66	72
Square feet	23	26
TEI	$2,451	$2,422
Percentage of build-to-suits based on TEI	48.9%	36.9%
Weighted average stabilized yield (1)	6.3%	6.3%
Estimated value at completion	$3,383	$3,313
Estimated weighted average margin	38.0%	36.8%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

In the first quarter of 2020, we suspended several recently started speculative development projects for the short-term. Most of the suspended projects were restarted by the fourth quarter of 2020. At December 31, 2020, the outstanding suspended development projects had a TEI of $82 million and remain within our consolidated development portfolio. The remaining active consolidated development portfolio, including properties under development and prestabilized properties, is expected to be completed before August 2022 with a TEI of $3.7 billion, leaving $1.8 billion remaining to be spent, and was 61.6% leased. We expect our development activities to accelerate in 2021. For additional information on our development portfolio at December 31, 2020, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in renovating, improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes our total capital expenditures, excluding development costs, and property improvements per average square foot of our consolidated operating properties during each year:

(1)	Our capital expenditures have increased due to our larger portfolio as a result of acquisition activity discussed above.

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

Below are the components of Strategic Capital revenues, expenses and NOI, derived directly from the Consolidated Financial Statements (in millions):

	2020	2019
Strategic capital revenues	$637	$492
Strategic capital expenses	(218)	(185)
Strategic Capital – NOI	$419	$307

Below is additional detail of our Strategic Capital revenues, expenses and NOI (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Strategic capital revenues ($)
Recurring fees (2)	111	75	32	31	120	106	68	56	331	268
Transactional fees (3)	16	11	5	5	20	17	26	25	67	58
Promote revenue (4)	228	-	1	5	5	161	5	-	239	166
Total strategic capital revenues ($)	355	86	38	41	145	284	99	81	637	492
Strategic capital expenses ($) (4)	(118)	(97)	(13)	(14)	(45)	(38)	(42)	(36)	(218)	(185)
Strategic Capital - NOI ($)	237	(11)	25	27	100	246	57	45	419	307

(1)	The U.S. expenses include compensation, personnel costs and PPP awards for employees who were based in the U.S. but also support other geographies.

(2)	Recurring fees include asset and property management fees. The increase in the U.S. is primarily due to the IPT Transaction.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures based on cumulative returns over a three-year period. Approximately 40% of the promote earned by us is paid to our employees as a combination of cash and stock awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested. For discussion on PPP awards, see Note 12 to the Consolidated Financial Statements.

The following real estate investments were held through our unconsolidated co-investment ventures based on the historical cost at December 31 (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	706	605	229	214	768	731	167	144	1,870	1,694
Square feet	117	99	51	44	185	176	67	59	420	378
Total assets ($) (2)	10,840	8,408	3,023	2,707	16,918	14,677	10,209	8,758	40,990	34,550

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)	The increase in total assets across all geographies was principally due to acquisitions, including IPT in the U.S., and movement in foreign currency exchange rates.

See Note 5 to the Consolidated Financial Statements for additional information on our unconsolidated co-investment ventures.

G&A Expenses

G&A expenses were $275 million and $266 million for 2020 and 2019, respectively. Included in 2020 was a contribution of $5 million to the Prologis Foundation for donations to COVID-19 relief organizations. We capitalize certain internal costs, including salaries and related expenses, directly related to our development activities.

The following table summarizes capitalized G&A amounts (in millions):

	2020	2019
Building and land development activities	$73	$68
Operating building improvements and other	23	20
Total capitalized G&A expenses	$96	$88
Capitalized salaries and related costs as a percent of total salaries and related costs	20.2%	19.5%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.6 billion and $1.1 billion for 2020 and 2019, respectively.

The following table highlights the key changes in depreciation and amortization expenses in 2020 as compared to 2019 (dollars in millions):

(1)	Included in acquisitions are the operating properties, other real estate properties and related lease intangible assets acquired in the Liberty Transaction and the IPT Transaction.

Gains on Real Estate Transactions, Net

The following table summarizes our Gains on Dispositions of Development Properties and Land, Net, which primarily includes contributions to our unconsolidated entities, and Gains on Other Dispositions of Investments in Real Estate, Net, which includes sales of operating properties and other real estate transactions, for the years ended December 31 (in millions):

	2020	2019
Gains on dispositions of development properties and land, net
Contributions to unconsolidated entities and dispositions to third parties	$465	$468
Total gains on dispositions of development properties and land, net	$465	$468

Gains on other dispositions of investments in real estate, net
Contributions to unconsolidated entities and dispositions to third parties	$252	$255
Gains on partial redemption of investment in an unconsolidated co-investment venture	-	135
Total gains on other dispositions of investments in real estate, net	$252	$390

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

Our O&M operating portfolio does not include our development portfolio, value-added properties, non-industrial properties or properties we do not have the intent to hold long-term that are classified as either held for sale or within other real estate investments. Value-added properties are properties that are expected to be repurposed or redeveloped to a higher and better use and recently acquired properties that present opportunities to create greater value. See below for information on our O&M operating portfolio at December 31 (square feet in millions):

	2020			2019
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,252	441	96.6%	1,882	359	96.1%
Unconsolidated	1,849	416	95.9%	1,676	376	96.8%
Total	4,101	857	96.2%	3,558	735	96.5%

Below are the key operating metrics summarizing the leasing activity of our O&M operating portfolio.

(1)

Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained more than 70% of our customers, based on the total square feet of leases commenced, for each year.

(2)

Turnover costs include external leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. In 2020 and 2019, turnover costs per square foot increased, however, due to the longer terms and higher rents on leases commenced, this resulted in a lower cost as a percentage of lease value.

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

We define our same store population for the three months ended December 31, 2020 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures at January 1, 2019 and owned throughout the same three-month period in both 2019 and 2020. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2019) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures.

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental expenses and property NOI for each quarter in 2020 and 2019 to the full year, as included in the Consolidated Statements of Income and within Note 19 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2020
Rental revenues	$879	$944	$980	$988	$3,791
Rental expenses	(228)	(232)	(245)	(247)	(952)
Property NOI	$651	$712	$735	$741	$2,839
2019
Rental revenues	$697	$701	$711	$723	$2,832
Rental expenses	(188)	(181)	(181)	(184)	(734)
Property NOI	$509	$520	$530	$539	$2,098

	Three Months Ended December 31,
	2020	2019	% Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$988	$723
Rental expenses	(247)	(184)
Consolidated Property NOI	$741	$539

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)(2)	(253)	(61)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	515	493
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(415)	(403)
Prologis Share of Same Store Property NOI – Net Effective (2)	$588	$568	3.5%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(11)	(9)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(11)	(7)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	9	6
Prologis Share of Same Store Property NOI – Cash (2)(3)	$575	$558	3.0%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at December 31, 2020 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $297 million and $200 million during 2020 and 2019, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 5 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense (dollars in millions):

	2020	2019
Gross interest expense	$348	$271
Amortization of debt discount and debt issuance costs, net	9	17
Capitalized amounts	(42)	(48)
Net interest expense	$315	$240
Weighted average effective interest rate during the year	2.2%	2.4%

Interest expense increased due to higher debt balances in 2020 as compared to 2019, driven primarily by the issuance of senior notes and debt assumed in the Liberty Transaction, reduced partially by lower interest rates as a result of our refinancing activities as discussed under the Summary of 2020 section.

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

We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. We have issued debt in a currency that is not the same functional currency of the borrowing entity and have designated a portion of the debt as a nonderivative net investment hedge. We recognize the remeasurement and settlement of the unhedged portion of the debt and accrued interest in unrealized gains or losses.

The following table details our foreign currency and derivative gains (losses), net included in earnings (in millions):

	2020	2019
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$(6)	$28
Gains on the settlement of transactions with third parties	-	1
Total realized foreign currency and derivative gains (losses), net	(6)	29

Unrealized foreign currency and derivative gains (losses), net:
Losses on the change in fair value of undesignated derivatives and unhedged debt	(152)	(74)
Gains (losses) on remeasurement of certain assets and liabilities	(9)	3
Total unrealized foreign currency and derivative losses, net	(161)	(71)
Total foreign currency and derivative losses, net	$(167)	$(42)

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 15 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

As discussed above, during 2020 we issued $6.2 billion of senior notes, aggregate principal in U.S. dollars, and used the proceeds to redeem certain higher interest rate debt before maturity. This resulted in extending our weighted average remaining maturity to 10 years and lowering our weighted average effective interest rate to approximately 1.9% at December 31, 2020 and the recognition of losses on early extinguishment of debt of $188 million during 2020. The losses included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. During 2019 we recognized $16 million of losses on early extinguishment of debt. See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for more information regarding our debt repurchases.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in the local, state and foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income, including gains on the disposition and contribution of properties and fees earned from the co-investment ventures. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries.

The following table summarizes our income tax expense (benefit) (in millions):

	2020	2019
Current income tax expense:
Income tax expense	$83	$48
Income tax expense on dispositions	41	15
Income tax expense on dispositions related to acquired tax liabilities	6	-
Total current income tax expense	130	63

Deferred income tax expense (benefit):
Income tax expense	6	12
Income tax benefit on dispositions related to acquired tax liabilities	(6)	-
Total deferred income tax expense	-	12
Total income tax expense	$130	$75

Our income taxes are discussed in more detail in Note 13 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $135 million and $129 million in 2020 and 2019, respectively. Included in these amounts were $42 million and $47 million in 2020 and 2019, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our active consolidated development portfolio (at December 31, 2020, 82 properties in our development portfolio were 61.6% leased with a current investment of $1.9 billion and a TEI of $3.7 billion when completed and leased, leaving $1.8 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $376 million in 2021;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures;

•

acquisition of operating properties or portfolios of operating properties, (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures); and

•

repurchase of our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes;

•	distributions received from co-investment ventures;

•	proceeds from disposition of properties, land parcels or other investments to third parties;

•	proceeds from contributions of properties to current or future co-investment ventures;

•	available unrestricted cash balances ($598 million at December 31, 2020);

•	borrowing capacity under our current credit facility arrangements and multi-currency term loan ($4.2 billion available at December 31, 2020);

•	proceeds from issuance of debt; and

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency at December 31 (dollars in millions):

	2020			2019
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,019	6.1%	2.3%	$657	5.5%
Canadian dollar	2.7%	286	1.7%	3.4%	280	2.3%
Euro	1.4%	6,550	38.8%	1.9%	6,129	51.5%
Japanese yen	0.8%	2,877	17.1%	0.7%	2,329	19.6%
U.S. dollar	2.8%	6,117	36.3%	4.4%	2,511	21.1%
Total debt (1)	1.9%	$16,849		2.2%	$11,906

(1)

The weighted average maturity for total debt outstanding at December 31, 2020 and 2019 was 122 and 94 months, respectively. Of the amount of debt outstanding at December 31, 2020, $13.6 billion matures after 2025. Our refinancing activities in 2020 significantly lengthened the maturity of our senior notes.

Our credit ratings at December 31, 2020, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2020, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 8 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at December 31, 2020 (in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$763	$763	2023 (2)
Prologis European Logistics Fund	-	1,813	1,813	2022 – 2023 (2)
Prologis UK Logistics Venture	8	49	57	2024
Prologis China Core Logistics Fund	-	115	115	2022 – 2023
Prologis China Logistics Venture	289	1,636	1,925	2021 – 2028
Prologis Brazil Logistics Venture	49	195	244	2026 – 2027
Total	$346	$4,571	$4,917

(1)	The equity commitments for co-investment ventures that operate in a different functional currency than the U.S. dollar are calculated using the foreign currency exchange rate at December 31, 2020.

(2)	Venture partners have the option to cancel their equity commitment up to 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in the unconsolidated co-investment ventures.

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures, at December 31, 2020, of $6.7 billion. The ventures listed below had total third-party debt of $11.8 billion at December 31, 2020. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis and other investors in the co-investment ventures and matures and bears interest as follows at December 31, 2020 (dollars in millions):

	Total (1)	Weighted Average Interest Rate	Gross Book Value (1)	Ownership %
Prologis Targeted U.S. Logistics Fund	$3,129	3.2%	$11,395	25.6%
FIBRA Prologis	854	3.4%	2,573	46.8%
Prologis European Logistics Fund	3,389	2.1%	12,941	24.3%
Prologis UK Logistics Venture	613	3.1%	990	15.0%
Nippon Prologis REIT	2,504	0.7%	6,831	15.1%
Prologis China Core Logistics Fund	721	5.6%	2,128	15.8%
Prologis China Logistics Venture	606	2.9%	1,208	15.0%
Total	$11,816		$38,066

(1)

The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.4% at December 31, 2020. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At December 31, 2020, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Cash Flow Summary

The following table summarizes our cash flow activity (in millions):

	2020	2019
Net cash provided by operating activities	$2,937	$2,264
Net cash used in investing activities	$(3,074)	$(685)
Net cash used in financing activities	$(372)	$(840)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates	$(491)	$745

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. See the Results of Operations section above for further explanation on our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $126 million and $98 million for 2020 and 2019, respectively.

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

•

G&A expenses and equity-based compensation awards. We incurred $275 million and $266 million of G&A costs in 2020 and 2019, respectively. We recognized equity-based, noncash compensation expenses of $110 million and $98 million in 2020 and 2019, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $451 million and $347 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2020 and 2019, respectively.

•

Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $309 million and $214 million in 2020 and 2019, respectively. See Note 8 to the Consolidated Financial Statements for further information on this activity.

•

Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $101 million and $62 million in 2020 and 2019, respectively. See Note 13 to the Consolidated Financial Statements for further information on this activity.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. See Note 4 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash provided by or used in investing activities:

•

Liberty Transaction, net of cash acquired. We paid net cash of $29 million to complete the Liberty Transaction in 2020, primarily due to transaction costs. The acquisition was financed through the issuance of equity and the assumption of debt. A portion of this debt was paid down subsequent to the acquisition, as noted in the Financing Activities section below. See Note 3 to the Consolidated Financial Statements for more information on this transaction.

•

IPT Transaction, net of cash acquired. Our consolidated co-investment venture, USLV, acquired real estate assets from IPT for a cash purchase price of $1.7 billion. Our partner in USLV contributed their share of the purchase price, $917 million, which is presented in Noncontrolling Interests Contributions in financing activities. All of the debt assumed was paid down subsequent to the acquisition, as noted in the Financing Activities section below. See Notes 4 and 11 to the Consolidated Financial Statements for more information on this transaction.

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $386 million and $276 million in 2020 and 2019, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment. We received distributions from unconsolidated entities as a return of investment of $257 million and $389 million during 2020 and 2019, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•

Settlement of net investment hedges. We paid net cash of $7 million for the settlement of net investment hedges in each of 2020 and 2019. See Note 15 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions. In addition, the following significant transactions also impacted our cash provided by or used in financing activities:

•	Repurchase of common and preferred stock. We paid $35 million and $7 million to repurchase common shares and shares of Series Q preferred stock, respectively, during 2020.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity (in millions):

	2020 (1)	2019
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$10	$29
Secured mortgage debt	565	433
Senior notes	4,856	669
Term loans	1,351	2,171
Total	$6,782	$3,302

Proceeds from the issuance of debt
Secured mortgage debt	$155	$250
Senior notes	6,170	2,053
Term loans	1,500	1,674
Total	$7,825	$3,977

(1)

We completed the Liberty Transaction in 2020 and assumed $2.8 billion of debt, of which $1.8 billion was paid off with the proceeds from the issuance of senior notes. USLV assumed $342 million of debt in the IPT Transaction, all of which was paid off at closing. The assumption of debt was excluded from the table above. See Note 8 to the Consolidated Financial Statements for more information.

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the IRC, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities.

Under the IRC, REITs may be subject to certain federal income and excise taxes on undistributed taxable income.

We paid quarterly cash dividends of $0.58 and $0.53 per common share in 2020 and 2019, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in 2020 and 2019.

At December 31, 2020, we had 1.3 million shares of Series Q preferred stock outstanding with a liquidation preference of $50 per share. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears. Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Other Commitments

On an ongoing basis, we are engaged in various stages of negotiations for the acquisition or disposition of individual properties or portfolios of properties.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity’s financial condition and results of operations. Management’s judgment considers historical and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial

Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies. Refer to Note 2 for more information on these critical accounting policies.

Asset Acquisitions

We generally account for an acquisition of a single property or portfolio of properties as an asset acquisition. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged and any excess consideration or bargain purchase amount is allocated to the real estate properties and related lease intangibles on a relative fair value basis. Assets we do not intend to hold long-term are recorded at fair value. At a property-level, we allocate the fair value to the components which include building, land, improvements, and intangible assets or liabilities related to acquired leases. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions.

The purchase price allocation is based on the expected future cash flows of the property and various characteristics of the markets where the property is located utilizing an income approach methodology, which may be a discounted cash flow analysis or applying a capitalization rate to the estimated NOI of a property. Key assumptions include market rents, growth rates, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine discount and capitalization rates by market based on recent transactions and other market data and adjust if necessary, based on the property characteristics. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. The use of different assumptions to value the acquired properties and allocate the most significant portion of the property value between the building and land could affect the expenses we recognize over the estimated remaining useful life.

Recoverability of Real Estate Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. This assessment is primarily triggered based on the shortening of the expected hold period due to our change in intent to sell a property in the near term. We have processes to monitor our intent with regard to our investments and the estimated disposition value in comparison to the current carrying value. If our assessment of potential triggering events indicates that the carrying value of a property that we expect to sell in the near term is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. We determine the fair value of the property based on the proceeds from disposition that are estimated based on quoted market values, third-party appraisals or discounted cash flow models that utilize the future net rental income of the property and expected market capitalization rates. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. Changes in economic and operating conditions could impact our intent and the assumptions used in determining the fair value that could result in future impairment.

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

	2020	2019
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,473	$1,567

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,523	1,102
Gains on other dispositions of investments in real estate, net	(252)	(390)
Reconciling items related to noncontrolling interests	(57)	(8)
Our share of reconciling items included in earnings related to unconsolidated entities	268	246
NAREIT defined FFO attributable to common stockholders/unitholders	2,955	2,517

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses, net	161	69
Deferred income tax expense	-	12
Current income tax expense on dispositions related to acquired tax liabilities	6	-
Reconciling items related to noncontrolling interests	(2)	-
Our share of reconciling items included in earnings related to unconsolidated entities	-	(7)
FFO, as modified by Prologis attributable to common stockholders/unitholders	3,120	2,591

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(465)	(468)
Current income tax expense on dispositions	41	15
Losses on early extinguishment of debt, preferred stock repurchase and other, net	199	16
Reconciling items related to noncontrolling interests	(3)	-
Our share of reconciling items included in earnings related to unconsolidated entities	(28)	10
Core FFO attributable to common stockholders/unitholders	$2,864	$2,164

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, specifically Risks Related to our Global Operations and Risks Related to Financing and Capital. See also Notes 2 and 15 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2020. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At December 31, 2020, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 15 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the year ended December 31, 2020, $442 million or 10.0% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, and have an aggregate notional amount of $1.2 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $116 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At December 31, 2020, $14.9 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At December 31, 2020, $2.0 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at December 31, 2020 (dollars in millions):

	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1)	$271	$196	$34	$869	$13,505	$14,875	$16,034
Weighted average interest rate (2)	1.8%	0.6%	4.5%	4.2%	2.0%	2.1%

Variable rate debt
Credit facilities	$-	$-	$172	$-	$-	$172	$172
Secured mortgage debt	105	63	-	136	-	304	304
Senior notes	-	368	-	-	-	368	370
Term loans	-	-	134	-	1,067	1,201	1,204
Total variable rate debt	$105	$431	$306	$136	$1,067	$2,045	$2,050

(1)

At December 31, 2020, we had interest rate swap agreements to fix €150 million ($165 million) of our floating rate euro senior notes and $250 million of our multi-currency term loan, both of which were included in fixed rate debt.

(2)	The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at December 31, 2020 for the debt outstanding.

At December 31, 2020, the weighted average effective interest rate on our variable rate debt was 0.5%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the year ended December 31, 2020, which equates to a change in interest rates of 5 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt portfolio balances.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2020 and 2019, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements of Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2020, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are voluntarily presented in Note 19 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2020. Based on this evaluation, the Chief Executive

Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2020, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2020, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2020, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2020. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2020, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2020, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2020, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2021 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2021 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2021 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2021 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2021 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to the Consolidated Financial Statements and Schedule III on page 48 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 103 to 112 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 48 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liberty Transaction

As discussed in Note 3 to the consolidated financial statements, on February 4, 2020 Prologis, Inc. and Prologis, L.P. acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively the “Liberty Transaction”) for $13.0 billion and the transaction was accounted for as an asset acquisition. In asset acquisitions, the Company measures the real estate assets acquired based on their cost or total consideration exchanged and any excess consideration is allocated to the real estate properties, excluding those identified as held for sale, on a relative fair value basis. The components of the acquisition include an initial allocation to investments in real estate properties acquired based on fair value and an initial allocation of that fair value to buildings and land.

We identified the evaluation of the fair value allocated to investments in real estate properties acquired, including the allocation of the property fair value to land and building, in the Liberty Transaction as a critical audit matter. Evaluating the fair value amounts estimated by the Company in the allocation, which have measurement uncertainty, required specialized skill and knowledge. Specifically, testing significant assumptions of market rents and capitalization rates in relation to investments in real estate and testing the allocation of property fair value to land and building.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value estimation process for investments in real estate properties, land and building. This included controls related to the determination of amounts allocated to land and building and significant assumptions used to estimate the fair value of investments in real estate properties. For a selection of investments in real estate properties we involved valuation professionals with specialized skills and knowledge, who assisted in 1) comparing the Company’s determination of the fair value of investments in real estate properties to sales prices from available property sales, 2) comparing the Company’s significant assumptions used in the determination of the fair value of investments in real estate properties to available leasing information, industry research publications and inquiries of market participants, 3) comparing the Company’s determination of the fair value of land to sales prices from available land sales and 4) comparing the Company’s determination of fair value of building to developed ranges of estimates based on market data, such as industry guides used for developing replacement building values.

Assessment of the Company’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4, the Company had $43,508 million of operating properties as of December 31, 2020. The Company tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

We identified the assessment of the Company’s evaluation of the expected holding period for operating properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s recoverability of operating properties process including controls related to determining the expected holding period and any related changes. We evaluated the Company’s expected holding period by inquiring of the Company regarding changes to the expected holding period, considering certain factors related to the current economic environment, reading minutes of the meetings of the Company’s Board of Directors, reading external communications with investors and analysts, and analyzing documents prepared by the Company regarding proposed real estate transactions and potential triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Notes 2 and 4 to the consolidated financial statements, the Operating Partnership has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liberty Transaction

As discussed in Note 3 to the consolidated financial statements, on February 4, 2020 Prologis, Inc. and Prologis, L.P. acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively the “Liberty Transaction”) for $13.0 billion and the transaction was accounted for as an asset acquisition. In asset acquisitions, the Operating Partnership measures the real estate assets acquired based on their cost or total consideration exchanged and any excess consideration is allocated to the real estate properties, excluding those identified as held for sale, on a relative fair value basis. The components of the acquisition include an initial allocation to investments in real estate properties acquired based on fair value and an initial allocation of that fair value to buildings and land.

We identified the evaluation of the fair value allocated to investments in real estate properties acquired, including the allocation of the property fair value to land and building, in the Liberty Transaction as a critical audit matter. Evaluating the fair value amounts estimated by the Operating Partnership in the allocation, which have measurement uncertainty, required specialized skill and knowledge. Specifically, testing significant assumptions of market rents and capitalization rates in relation to investments in real estate and testing the allocation of property fair value to land and building.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s fair value estimation process for investments in real estate properties, land and building. This included controls related to the determination of amounts allocated to land and building and significant assumptions used to estimate the fair value of investments in real estate properties. For a selection of investments in real estate properties we involved valuation professionals with specialized skills and knowledge, who assisted in 1) comparing the Operating Partnership’s determination of the fair value of investments in real estate properties to sales prices from available property sales, 2) comparing the Operating Partnership’s significant assumptions used in the determination of the fair value of investments in real estate properties to available leasing information, industry research publications and inquiries of market participants, 3) comparing the Operating Partnership’s determination of the fair value of land to sales prices from available land sales and 4) comparing the Operating Partnership’s determination of fair value of building to developed ranges of estimates based on market data, such as industry guides used for developing replacement building values.

Assessment of the Operating Partnership’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4, the Operating Partnership had $43,508 million of operating properties as of December 31, 2020. The Operating Partnership tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

We identified the assessment of the Operating Partnership’s evaluation of the expected holding period for operating properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Operating Partnership used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s recoverability of operating properties process including controls related to determining the expected holding period and any related changes. We evaluated the Operating Partnership’s expected holding period by inquiring of the Operating Partnership regarding changes to the expected holding period, considering certain factors related to the current economic environment, reading minutes of the meetings of the Board of Directors of Prologis, Inc., reading external communications with investors and analysts, and analyzing documents prepared by the Operating Partnership regarding proposed real estate transactions and potential triggering events.

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2002.

Denver, Colorado

February 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 10, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Denver, Colorado

February 10, 2021

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Investments in real estate properties	$50,384,328	$35,224,414
Less accumulated depreciation	6,539,156	5,437,662
Net investments in real estate properties	43,845,172	29,786,752
Investments in and advances to unconsolidated entities	7,602,014	6,237,371
Assets held for sale or contribution	1,070,724	720,685
Net investments in real estate	52,517,910	36,744,808

Lease right-of-use assets	492,801	486,330
Cash and cash equivalents	598,086	1,088,855
Other assets	2,456,208	1,711,857
Total assets	$56,065,005	$40,031,850

LIABILITIES AND EQUITY
Liabilities:
Debt	$16,849,076	$11,905,877
Lease liabilities	486,972	471,634
Accounts payable and accrued expenses	1,143,372	704,954
Other liabilities	1,261,005	877,601
Total liabilities	19,740,425	13,960,066

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 and 1,379 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2020 and 2019, respectively	63,948	68,948
Common stock; $0.01 par value; 739,381 and 631,797 shares issued and outstanding at December 31, 2020 and 2019, respectively	7,394	6,318
Additional paid-in capital	35,488,634	25,719,427
Accumulated other comprehensive loss	(1,193,739)	(990,398)
Distributions in excess of net earnings	(2,394,690)	(2,151,168)
Total Prologis, Inc. stockholders’ equity	31,971,547	22,653,127
Noncontrolling interests	4,353,033	3,418,657
Total equity	36,324,580	26,071,784
Total liabilities and equity	$56,065,005	$40,031,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental	$3,791,131	$2,831,818	$2,388,791
Strategic capital	636,987	491,886	406,300
Development management and other	10,617	6,917	9,358
Total revenues	4,438,735	3,330,621	2,804,449
Expenses:
Rental	952,063	734,266	600,648
Strategic capital	218,041	184,661	157,040
General and administrative	274,845	266,718	238,985
Depreciation and amortization	1,561,969	1,139,879	947,214
Other	30,010	13,149	13,560
Total expenses	3,036,928	2,338,673	1,957,447

Operating income before gains on real estate transactions, net	1,401,807	991,948	847,002
Gains on dispositions of development properties and land, net	464,942	467,577	469,817
Gains on other dispositions of investments in real estate, net	252,195	390,241	371,179
Operating income	2,118,944	1,849,766	1,687,998

Other income (expense):
Earnings from unconsolidated entities, net	297,370	200,178	298,260
Interest expense	(314,507)	(239,953)	(229,141)
Interest and other income, net	1,044	24,213	14,663
Foreign currency and derivative gains (losses), net	(167,473)	(41,715)	117,096
Losses on early extinguishment of debt, net	(188,290)	(16,126)	(2,586)
Total other income (expense)	(371,856)	(73,403)	198,292
Earnings before income taxes	1,747,088	1,776,363	1,886,290
Total income tax expense	130,458	74,517	63,330
Consolidated net earnings	1,616,630	1,701,846	1,822,960
Less net earnings attributable to noncontrolling interests	134,816	128,887	173,599
Net earnings attributable to controlling interests	1,481,814	1,572,959	1,649,361
Less preferred stock dividends	6,345	6,009	5,935
Loss on preferred stock repurchase	2,347	-	-
Net earnings attributable to common stockholders	$1,473,122	$1,566,950	$1,643,426

Weighted average common shares outstanding – Basic	728,323	630,580	567,367
Weighted average common shares outstanding – Diluted	754,414	654,903	590,239

Net earnings per share attributable to common stockholders – Basic	$2.02	$2.48	$2.90

Net earnings per share attributable to common stockholders – Diluted	$2.01	$2.46	$2.87

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Consolidated net earnings	$1,616,630	$1,701,846	$1,822,960
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(194,673)	98,482	(190,590)
Unrealized losses on derivative contracts, net	(14,117)	(1,335)	(1,323)
Comprehensive income	1,407,840	1,798,993	1,631,047
Net earnings attributable to noncontrolling interests	(134,816)	(128,887)	(173,599)
Other comprehensive loss (income) attributable to noncontrolling interests	5,449	(2,874)	8,900
Comprehensive income attributable to common stockholders	$1,278,473	$1,667,232	$1,466,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2018	$68,948	532,186	$5,322	$19,363,007	$(901,658)	$(2,904,461)	$3,074,583	$18,705,741
Consolidated net earnings	-	-	-	-	-	1,649,361	173,599	1,822,960
Effect of equity compensation plans	-	1,251	12	33,544	-	-	52,219	85,775
DCT Transaction, net of issuance costs	-	96,179	962	6,321,667	-	-	298,092	6,620,721
Capital contributions	-	-	-	-	-	-	181,866	181,866
Redemption of noncontrolling interests	-	-	-	(11,257)	-	-	(64,663)	(75,920)
Foreign currency translation losses, net	-	-	-	-	(181,728)	-	(8,862)	(190,590)
Unrealized losses on derivative contracts, net	-	-	-	-	(1,285)	-	(38)	(1,323)
Reallocation of equity	-	-	-	(20,849)	-	-	20,849	-
Dividends ($1.92 per common share) and other distributions	-	-	-	(125)	-	(1,123,367)	(224,850)	(1,348,342)
Balance at December 31, 2018	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888
Consolidated net earnings	-	-	-	-	-	1,572,959	128,887	1,701,846
Effect of equity compensation plans	-	961	10	37,008	-	-	67,691	104,709
Capital contributions	-	-	-	-	-	-	11,604	11,604
Purchase of noncontrolling interests	-	-	-	2,133	-	-	(15,383)	(13,250)
Redemption of noncontrolling interests	-	1,220	12	32,878	-	-	(141,323)	(108,433)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	-	95,572	-	2,910	98,482
Unrealized losses on derivative contracts, net	-	-	-	-	(1,299)	-	(36)	(1,335)
Reallocation of equity	-	-	-	(38,561)	-	-	38,561	-
Dividends ($2.12 per common share) and other distributions	-	-	-	(18)	-	(1,345,660)	(164,419)	(1,510,097)
Balance at December 31, 2019	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784
Consolidated net earnings	-	-	-	-	-	1,481,814	134,816	1,616,630
Effect of equity compensation plans	-	690	7	27,745	-	-	82,233	109,985
Liberty Transaction, net of issuance costs	-	106,723	1,067	9,801,373	-	-	211,086	10,013,526
Issuance of units related to acquisitions	-	-	-	-	-	-	48,533	48,533
Repurchase of common shares	-	(539)	(5)	(34,824)	-	-	-	(34,829)
Repurchase of preferred stock	(5,000)	-	-	147	-	(2,347)	-	(7,200)
Capital contributions	-	-	-	-	-	-	917,092	917,092
Redemption of noncontrolling interests	-	710	7	30,727	-	-	(147,712)	(116,978)
Foreign currency translation losses, net	-	-	-	-	(189,599)	-	(5,074)	(194,673)
Unrealized losses on derivative contracts, net	-	-	-	-	(13,742)	-	(375)	(14,117)
Reallocation of equity	-	-	-	(55,413)	-	-	55,413	-
Dividends ($2.32 per common share) and other distributions	-	-	-	(548)	-	(1,722,989)	(361,636)	(2,085,173)
Balance at December 31, 2020	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Consolidated net earnings	$1,616,630	$1,701,846	$1,822,960
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(126,328)	(98,426)	(66,938)
Equity-based compensation awards	109,831	97,557	76,093
Depreciation and amortization	1,561,969	1,139,879	947,214
Earnings from unconsolidated entities, net	(297,370)	(200,178)	(298,260)
Operating distributions from unconsolidated entities	450,622	346,517	349,877
Decrease (increase) in operating receivables from unconsolidated entities	14,670	11,557	(39,890)
Amortization of debt discounts and debt issuance costs, net	7,859	17,006	12,653
Gains on dispositions of development properties and land, net	(464,942)	(467,577)	(469,817)
Gains on other dispositions of investments in real estate, net	(252,195)	(390,241)	(371,179)
Unrealized foreign currency and derivative losses (gains), net	160,739	70,693	(120,358)
Losses on early extinguishment of debt, net	188,290	16,126	2,586
Deferred income tax expense	744	12,221	1,448
Increase in accounts receivable, lease right-of-use assets and other assets	(127,619)	(108,165)	(72,955)
Increase in accounts payable and accrued expenses, lease liabilities and other liabilities	94,105	115,219	30,125
Net cash provided by operating activities	2,937,005	2,264,034	1,803,559
Investing activities:
Real estate development	(1,920,218)	(1,795,137)	(1,953,144)
Real estate acquisitions	(1,239,034)	(1,006,043)	(999,131)
Liberty Transaction, net of cash acquired	(29,436)	-	-
IPT Transaction, net of cash acquired	(1,665,359)	-	-
DCT Transaction, net of cash acquired	-	-	(45,870)
Tenant improvements and lease commissions on previously leased space	(221,491)	(179,274)	(134,868)
Property improvements	(149,491)	(143,029)	(93,073)
Proceeds from dispositions and contributions of real estate properties	2,281,940	2,331,623	2,310,388
Investments in and advances to unconsolidated entities	(385,936)	(276,169)	(160,358)
Return of investment from unconsolidated entities	257,065	389,463	360,278
Proceeds from repayment of notes receivable backed by real estate	4,312	-	34,260
Proceeds from the settlement of net investment hedges	2,352	23,640	29,425
Payments on the settlement of net investment hedges	(9,034)	(30,424)	(11,703)
Net cash used in investing activities	(3,074,330)	(685,350)	(663,796)
Financing activities:
Proceeds from issuance of common stock	2,217	6,082	6,891
Repurchase and retirement of common stock	(34,829)	-	-
Repurchase of preferred stock	(7,200)	-	-
Dividends paid on common and preferred stock	(1,722,989)	(1,345,660)	(1,123,367)
Noncontrolling interests contributions	917,092	11,604	170,066
Noncontrolling interests distributions	(361,636)	(164,419)	(224,850)
Settlement of noncontrolling interests	(116,978)	(109,811)	(75,920)
Tax paid for shares withheld	(24,887)	(22,434)	(26,508)
Debt and equity issuance costs paid	(54,204)	(17,656)	(17,446)
Net proceeds from (payments on) credit facilities	(10,959)	127,566	(674,559)
Repurchase of and payments on debt	(6,782,306)	(3,301,827)	(4,166,088)
Proceeds from the issuance of debt	7,824,517	3,976,956	4,899,680
Net cash used in financing activities	(372,162)	(839,599)	(1,232,101)

Effect of foreign currency exchange rate changes on cash	18,718	5,914	(10,852)
Net increase (decrease) in cash and cash equivalents	(490,769)	744,999	(103,190)
Cash and cash equivalents, beginning of year	1,088,855	343,856	447,046
Cash and cash equivalents, end of year	$598,086	$1,088,855	$343,856

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2020	2019
ASSETS
Investments in real estate properties	$50,384,328	$35,224,414
Less accumulated depreciation	6,539,156	5,437,662
Net investments in real estate properties	43,845,172	29,786,752
Investments in and advances to unconsolidated entities	7,602,014	6,237,371
Assets held for sale or contribution	1,070,724	720,685
Net investments in real estate	52,517,910	36,744,808

Lease right-of-use assets	492,801	486,330
Cash and cash equivalents	598,086	1,088,855
Other assets	2,456,208	1,711,857
Total assets	$56,065,005	$40,031,850

LIABILITIES AND CAPITAL
Liabilities:
Debt	$16,849,076	$11,905,877
Lease liabilities	486,972	471,634
Accounts payable and accrued expenses	1,143,372	704,954
Other liabilities	1,261,005	877,601
Total liabilities	19,740,425	13,960,066

Capital:
Partners’ capital:
General partner – preferred	63,948	68,948
General partner – common	31,907,599	22,584,179
Limited partners – common	523,954	355,076
Limited partners – Class A common	345,553	288,187
Total partners’ capital	32,841,054	23,296,390
Noncontrolling interests	3,483,526	2,775,394
Total capital	36,324,580	26,071,784
Total liabilities and capital	$56,065,005	$40,031,850

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental	$3,791,131	$2,831,818	$2,388,791
Strategic capital	636,987	491,886	406,300
Development management and other	10,617	6,917	9,358
Total revenues	4,438,735	3,330,621	2,804,449
Expenses:
Rental	952,063	734,266	600,648
Strategic capital	218,041	184,661	157,040
General and administrative	274,845	266,718	238,985
Depreciation and amortization	1,561,969	1,139,879	947,214
Other	30,010	13,149	13,560
Total expenses	3,036,928	2,338,673	1,957,447

Operating income before gains on real estate transactions, net	1,401,807	991,948	847,002
Gains on dispositions of development properties and land, net	464,942	467,577	469,817
Gains on other dispositions of investments in real estate, net	252,195	390,241	371,179
Operating income	2,118,944	1,849,766	1,687,998

Other income (expense):
Earnings from unconsolidated entities, net	297,370	200,178	298,260
Interest expense	(314,507)	(239,953)	(229,141)
Interest and other income, net	1,044	24,213	14,663
Foreign currency and derivative gains (losses), net	(167,473)	(41,715)	117,096
Losses on early extinguishment of debt, net	(188,290)	(16,126)	(2,586)
Total other income (expense)	(371,856)	(73,403)	198,292
Earnings before income taxes	1,747,088	1,776,363	1,886,290
Total income tax expense	130,458	74,517	63,330
Consolidated net earnings	1,616,630	1,701,846	1,822,960
Less net earnings attributable to noncontrolling interests	93,195	82,222	124,712
Net earnings attributable to controlling interests	1,523,435	1,619,624	1,698,248
Less preferred unit distributions	6,345	6,009	5,935
Loss on preferred unit repurchase	2,347	-	-
Net earnings attributable to common unitholders	$1,514,743	$1,613,615	$1,692,313

Weighted average common units outstanding – Basic	740,860	641,128	575,798
Weighted average common units outstanding – Diluted	754,414	654,903	590,239

Net earnings per unit attributable to common unitholders – Basic	$2.02	$2.48	$2.90

Net earnings per unit attributable to common unitholders – Diluted	$2.01	$2.46	$2.87

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Consolidated net earnings	$1,616,630	$1,701,846	$1,822,960
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(194,673)	98,482	(190,590)
Unrealized losses on derivative contracts, net	(14,117)	(1,335)	(1,323)
Comprehensive income	1,407,840	1,798,993	1,631,047
Net earnings attributable to noncontrolling interests	(93,195)	(82,222)	(124,712)
Other comprehensive loss (income) attributable to noncontrolling interests	(92)	(188)	3,416
Comprehensive income attributable to common unitholders	$1,314,553	$1,716,583	$1,509,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners
	Preferred		Common		Common		Class A Common		Non-controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2018	1,379	$68,948	532,186	$15,562,210	5,656	$165,401	8,894	$248,940	$2,660,242	$18,705,741
Consolidated net earnings	-	-	-	1,649,361	-	24,422	-	24,465	124,712	1,822,960
Effect of equity compensation plans	-	-	1,251	33,556	2,087	52,219	-	-	-	85,775
DCT Transaction, net of issuance costs	-	-	96,179	6,322,629	3,551	233,472	-	-	64,620	6,620,721
Capital contributions	-	-	-	-	-	-	-	-	181,866	181,866
Redemption of noncontrolling interests	-	-	-	(11,257)	-	-	-	-	(11,471)	(22,728)
Redemption of limited partnership units	-	-	-	-	(778)	(50,390)	(45)	(2,802)	-	(53,192)
Foreign currency translation losses, net	-	-	-	(181,728)	-	(3,035)	-	(2,411)	(3,416)	(190,590)
Unrealized losses on derivative contracts, net	-	-	-	(1,285)	-	(21)	-	(17)	-	(1,323)
Reallocation of capital	-	-	-	(20,849)	-	(28,969)	-	49,818	-	-
Distributions ($1.92 per common unit) and other	-	-	-	(1,123,492)	-	(21,818)	-	(22,948)	(180,084)	(1,348,342)
Balance at December 31, 2018	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	1,572,959	-	26,211	-	20,454	82,222	1,701,846
Effect of equity compensation plans	-	-	961	37,018	1,525	67,691	-	-	-	104,709
Capital contributions	-	-	-	-	-	-	-	-	11,604	11,604
Purchase of noncontrolling interests	-	-	-	2,133	-	-	-	-	(15,383)	(13,250)
Redemption of noncontrolling interests	-	-	-	(8,045)	-	-	-	-	(13,048)	(21,093)
Redemption of limited partnership units	-	-	1,220	40,935	(2,108)	(120,387)	(236)	(7,888)	-	(87,340)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	95,572	-	1,502	-	1,220	188	98,482
Unrealized losses on derivative contracts, net	-	-	-	(1,299)	-	(19)	-	(17)	-	(1,335)
Reallocation of capital	-	-	-	(38,561)	-	36,603	-	1,958	-	-
Distributions ($2.12 per common unit) and other	-	-	-	(1,345,678)	-	(27,806)	-	(22,585)	(114,028)	(1,510,097)
Balance at December 31, 2019	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784
Consolidated net earnings	-	-	-	1,481,814	-	25,359	-	16,262	93,195	1,616,630
Effect of equity compensation plans	-	-	690	27,752	1,362	82,233	-	-	-	109,985
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,440	2,288	210,190	-	-	896	10,013,526
Issuance of units related to acquisitions	-	-	-	-	461	48,533	-	-	-	48,533
Repurchase of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Repurchase of preferred units	(100)	(5,000)	-	(2,200)	-	-	-	-	-	(7,200)
Capital contributions	-	-	-	-	-	-	-	-	917,092	917,092
Redemption of limited partnership units	-	-	710	30,734	(1,902)	(146,990)	(18)	(722)	-	(116,978)
Foreign currency translation gains (losses), net	-	-	-	(189,599)	-	(3,113)	-	(2,053)	92	(194,673)
Unrealized losses on derivative contracts, net	-	-	-	(13,742)	-	(226)	-	(149)	-	(14,117)
Reallocation of capital	-	-	-	(55,413)	-	(10,868)	-	66,281	-	-
Distributions ($2.32 per common unit) and other	-	-	-	(1,723,537)	-	(36,240)	-	(22,253)	(303,143)	(2,085,173)
Balance at December 31, 2020	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Consolidated net earnings	$1,616,630	$1,701,846	$1,822,960
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(126,328)	(98,426)	(66,938)
Equity-based compensation awards	109,831	97,557	76,093
Depreciation and amortization	1,561,969	1,139,879	947,214
Earnings from unconsolidated entities, net	(297,370)	(200,178)	(298,260)
Operating distributions from unconsolidated entities	450,622	346,517	349,877
Decrease (increase) in operating receivables from unconsolidated entities	14,670	11,557	(39,890)
Amortization of debt discounts and debt issuance costs, net	7,859	17,006	12,653
Gains on dispositions of development properties and land, net	(464,942)	(467,577)	(469,817)
Gains on other dispositions of investments in real estate, net	(252,195)	(390,241)	(371,179)
Unrealized foreign currency and derivative losses (gains), net	160,739	70,693	(120,358)
Losses on early extinguishment of debt, net	188,290	16,126	2,586
Deferred income tax expense	744	12,221	1,448
Increase in accounts receivable, lease right-of-use assets and other assets	(127,619)	(108,165)	(72,955)
Increase in accounts payable and accrued expenses, lease liabilities and other liabilities	94,105	115,219	30,125
Net cash provided by operating activities	2,937,005	2,264,034	1,803,559
Investing activities:
Real estate development	(1,920,218)	(1,795,137)	(1,953,144)
Real estate acquisitions	(1,239,034)	(1,006,043)	(999,131)
Liberty Transaction, net of cash acquired	(29,436)	-	-
IPT Transaction, net of cash acquired	(1,665,359)	-	-
DCT Transaction, net of cash acquired	-	-	(45,870)
Tenant improvements and lease commissions on previously leased space	(221,491)	(179,274)	(134,868)
Property improvements	(149,491)	(143,029)	(93,073)
Proceeds from dispositions and contributions of real estate properties	2,281,940	2,331,623	2,310,388
Investments in and advances to unconsolidated entities	(385,936)	(276,169)	(160,358)
Return of investment from unconsolidated entities	257,065	389,463	360,278
Proceeds from repayment of notes receivable backed by real estate	4,312	-	34,260
Proceeds from the settlement of net investment hedges	2,352	23,640	29,425
Payments on the settlement of net investment hedges	(9,034)	(30,424)	(11,703)
Net cash used in investing activities	(3,074,330)	(685,350)	(663,796)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	2,217	6,082	6,891
Repurchase and retirement of common units	(34,829)	-	-
Repurchase of preferred units	(7,200)	-	-
Distributions paid on common and preferred units	(1,781,482)	(1,396,051)	(1,168,133)
Noncontrolling interests contributions	917,092	11,604	170,066
Noncontrolling interests distributions	(303,143)	(114,028)	(180,084)
Settlement of noncontrolling interests	-	(22,471)	(22,728)
Redemption of common limited partnership units	(116,978)	(87,340)	(53,192)
Tax paid for shares of the Parent withheld	(24,887)	(22,434)	(26,508)
Debt and equity issuance costs paid	(54,204)	(17,656)	(17,446)
Net proceeds from (payments on) credit facilities	(10,959)	127,566	(674,559)
Repurchase of and payments on debt	(6,782,306)	(3,301,827)	(4,166,088)
Proceeds from the issuance of debt	7,824,517	3,976,956	4,899,680
Net cash used in financing activities	(372,162)	(839,599)	(1,232,101)

Effect of foreign currency exchange rate changes on cash	18,718	5,914	(10,852)
Net increase (decrease) in cash and cash equivalents	(490,769)	744,999	(103,190)
Cash and cash equivalents, beginning of year	1,088,855	343,856	447,046
Cash and cash equivalents, end of year	$598,086	$1,088,855	$343,856

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2020, the Parent owned a 97.35% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.65% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated entities operating in the U.S. and Mexico. The functional currency for our consolidated subsidiaries and unconsolidated entities operating in other countries is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or where the entity conducts its operations. The functional currencies of entities outside of the U.S. and Mexico generally include the Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Singapore dollar and Swedish krona. We take part in business transactions denominated in these and other local currencies where we operate.

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

Acquisitions. We apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As most of our real estate acquisitions are concentrated in either a single or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged and any excess consideration or bargain purchase amount is allocated to the real estate properties and related lease intangibles on a relative fair value basis. All other assets and liabilities assumed, including debt, and real estate assets that we do not intend to operate long-term are recorded at fair value. At a property-level, we allocate the fair value to the components which include building, land, improvements, and intangible assets or liabilities related to acquired leases. Purchase price allocations for a business combination are recorded at fair value.

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

We allocate the purchase price using primarily Level 2 and Level 3 inputs (further defined in Fair Value Measurements below) as follows:

Investments in Real Estate Properties. We value operating properties as if vacant. We estimate fair value by applying an income approach methodology using either a discounted cash flow analysis or applying a capitalization rate to the estimated Net Operating Income (“NOI”) of a property. Key assumptions include market rents, growth rates, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine the discount or capitalization rate by market based on recent transactions and other market data and adjust if necessary, based on the property characteristics. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. At a property level, we allocate the fair value to land and building.

Lease Intangibles. We determine the portion of the purchase price related to acquired in-place leases as intangible assets and liabilities as follows:

•

Above and Below Market Leases. We recognize an asset or liability with favorable or unfavorable rents based on our estimate of current market rents of the applicable markets. The above or below market lease intangibles are valued using a discounted cash flow approach through which we recognize the present value of the difference in cash flows between in-place and market rents. The value is recorded in either Other Assets or Other Liabilities, as appropriate, and is amortized over the remaining term of the respective leases, including any bargain renewal options, to rental revenues.

•

Foregone Rent. We calculate the value of the revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant, in each of the applicable markets. The values are recorded in Other Assets and amortized over the remaining life of the respective leases to amortization expense.

•

Leasing Commissions. We recognize an asset for leasing commissions based on our estimate of the cost to lease space in the applicable markets. The value is recorded in Other Assets and amortized over the remaining life of the respective leases to amortization expense.

Investments in Unconsolidated Entities. We estimate the fair value of the entity by using similar valuation methods as those used for the consolidated real estate properties and debt. We apply our ownership percentage to the estimated net asset value of the entity to determine the fair value of our investment.

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

Working Capital. We estimate the fair value of other acquired assets and assumed liabilities using the best information available.

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

Depreciation and Amortization. We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation on development buildings commences when the asset is ready for its intended use, which we define as the earlier of stabilization (90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 35 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to land leases over the shorter of the estimated life of the building improvement or the contractual term of the underlying land lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term on leases commenced during 2020, based on square feet for all leases, was 64 months.

Capitalization of Costs. During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation and rehabilitation; if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. We capitalize transaction costs related to the acquisition of land for future development and operating properties that qualify as asset acquisitions. We capitalize incremental costs incurred to successfully originate a lease that result directly from obtaining a lease and would not have been incurred if the lease had not been obtained. With the adoption of the new lease standard on January 1, 2019, we no longer capitalize internal costs related to our leasing activities. During the year ended December 31, 2018, we capitalized $21.2 million of internal costs related to our leasing activities. Amounts capitalized prior to adoption were not adjusted and continue to be amortized in accordance with previously applicable guidance. Leasing costs that meet the requirements for capitalization are presented as a component of Other Assets and all other capitalized costs are included in the investment basis of the real estate assets.

Recoverability of Real Estate Assets. We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. This assessment is primarily triggered based on the shortening of the expected hold period due to our change in intent to sell a property in the near term. We have processes to monitor our intent with regard to our investments and the estimated disposition value in comparison to the current carrying value. If our assessment of potential triggering events indicates that the carrying value of a property that we expect to sell in the near term is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. We determine the fair value of the property based on the proceeds from disposition that are estimated based on quoted market values, third-party appraisals or discounted cash flow models that utilize the future rental income of the property and expected market capitalization rates. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. Changes in economic and operating conditions could impact our intent and the assumptions used in determining the fair value that could result in future impairment.

In addition to monitoring for triggering events, we measure the recoverability of our assets by comparing the carrying amount to the estimated future undiscounted cash flows. We estimate the future undiscounted cash flows and fair value based on our intent as follows:

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

•

for costs incurred related to the potential acquisition of land and operating properties and future development projects, recoverability is assessed based on the probability that the acquisition or development is likely to occur at the measurement date.

Assets Held for Sale or Contribution. We classify a property as held for sale or contribution when certain criteria are met in accordance with GAAP. Assets classified as held for sale are expected to be sold to a third party and assets classified as held for contribution are generally newly developed assets we intend to contribute to an unconsolidated co-investment venture within twelve months. When the criteria are met, the respective assets and liabilities are presented separately in the Consolidated Balance Sheets and depreciation is not recognized. Assets held for sale or contribution are reported at the lower of carrying amount or estimated fair value less costs to sell.

Investments in Unconsolidated Entities. We present our investments in certain entities under the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments (including advances) in the balance sheet at our cost, including formation costs and net of deferred gains from the contribution of properties, if applicable. The transaction costs related to the formation of equity method investments are also capitalized. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized and accumulated other comprehensive income or loss, distributions received, contributions made, sales and redemptions of our investments and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

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

Cash and Cash Equivalents. We consider all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions. Cash balances may be invested in money market accounts that are not insured. We have not realized any losses of such cash investments or accounts and believe that we are not exposed to any significant credit risk.

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

Designated Derivatives. We may choose to designate our derivative financial instruments, generally foreign currency forwards to hedge our net investment in foreign operations or interest rate swaps to hedge future interest payments on variable debt. At inception of the transaction, we formally designate and document the derivative financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, the effectiveness of our hedging transactions. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative financial instruments will generally be offset by changes in the cash flows or fair values of the underlying exposures being hedged. Additionally, the presentation of the earnings effect of the hedging instrument will be recognized in the same income statement line item in which the earnings effect of the hedged item is reported.

Changes in the fair value of derivatives that are designated and qualify as net investment hedges of our foreign operations and cash flow hedges are recorded in AOCI/L. For net investment hedges, these amounts offset the translation adjustments on the underlying net assets of our foreign investments and are recorded in AOCI/L. This includes debt issued in a currency that is not the same functional currency of the borrowing entity that we may designate as a nonderivative net investment hedge. We compare the net equity available from our foreign investments first to the derivative financial instruments designated as net investment hedges followed by any nonderivative net investment hedges. If the total notional amount of the derivative and nonderivative net investment hedges exceeds the net equity available, that excess portion is considered unhedged and recognized in Foreign Currency and Derivative Gains (Losses), Net.

For cash flow hedges, we report the effective portion of the gain or loss as a component of AOCI/L and reclassify it to the applicable line item in the Consolidated Statements of Income, generally Interest Expense, over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in earnings, generally Interest Expense, at the time the ineffectiveness occurred. To the extent the hedged forecasted interest payments on debt related to our interest rate swaps is paid off, the remaining balance in AOCI/L is recognized in Interest Expense in the Consolidated Statements of Income.

Undesignated Derivatives. We also use derivatives, such as foreign currency forwards and option contracts, that are not designated as hedges to manage foreign currency exchange rate risk related to the translation of our results of operations. The changes in fair values of these derivatives that were not designated as hedging instruments are immediately recognized in earnings within the line item Foreign Currency and Derivative Gains (Losses), Net. These gains or losses are generally offset by lower or higher earnings due to the translation at exchange rates that were different than our expectations. In addition, we may choose to not designate our interest rate swap contracts. If a swap contract is not designated as a hedge, the changes in fair value of these instruments is immediately recognized in earnings within the line item Interest Expense in the Consolidated Statements of Income.

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

Revenue Recognition.

Rental Revenues and Recoveries. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers, including common area maintenance, real estate taxes and insurance. Rental expenses recovered through reimbursements received from customers are recognized in Rental Revenues in the Consolidated Statements of Income. We record amounts reimbursed by our customers (“rental recoveries”) as revenues in the period that the applicable expenses are incurred. We account for and present rental revenue and rental recoveries as a single component under Rental Revenues as the timing of recognition is the same, the pattern with which we transfer the right of use of the property and related services to the lessee are both on a straight-line basis and our leases qualify as operating leases. We perform credit analyses of our customers prior to the execution of our leases and continue these analyses for each individual lease on an ongoing basis in order to ensure the collectability of rental revenue. We recognize revenue to the extent that amounts are determined to be collectible.

Strategic Capital Revenues. Strategic capital revenues include revenues we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include recurring fees such as property and asset management fees or transactional fees for leasing, acquisition, development, construction, financing and tax services provided. We recognize these fees as we provide the services or on a cost basis for development fees.

We may also earn incentive returns (“promotes” or “promote revenues”) based on a venture’s cumulative returns over a certain time-period and the returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents, interest rates and foreign currency exchange rates. As these key inputs are highly volatile and out of our control, and such volatility can materially impact our promotes period over period, we recognize promote revenues at or near the end of the performance period. We generally earn promote revenue directly from third-party investors in the co-investment ventures. We include the third-party investors’ share of promotes in Strategic Capital Revenues.

We also earn fees from ventures that we consolidate. Upon consolidation, these fees are eliminated from our earnings and the third-party investors’ share of these fees are recognized as a reduction of Net Earnings Attributable to Noncontrolling Interests.

Development Management and Other Revenues. Development management and other revenues principally include development and construction management fees and are recognized as we provide the services or on a cost basis.

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

Gains on Dispositions of Development Properties and Land, Net. We present gains separately based on the type of real estate sold or contributed. We present gains on sales to third parties or contributions to our unconsolidated entities as Gains on Dispositions of Development Properties and Land, Net when the property was included in our land portfolio or when we developed the property with the intent to sell or contribute.

Gains on Other Dispositions of Investments in Real Estate, Net. We present all other gains on sales to third parties or contributions to our unconsolidated entities of non-developed properties (primarily operating properties) and other real estate transactions as Gains on Other Dispositions of Investments in Real Estate, Net. We also include gains or losses on the remeasurement of equity investments to fair value upon acquisition of a controlling interest and the transaction is considered the acquisition of a business and gains or losses upon the partial redemption or sale of our investment in an unconsolidated entity.

Rental Expenses. Rental expenses principally include the cost of our property management personnel, utilities, repairs and maintenance, property insurance, real estate taxes and the other costs of managing our properties. Beginning January 1, 2019, certain indirect costs, such as salaries and related costs for employees working on leasing activities for our properties are now expensed through Rental Expenses. We are also a lessee of land and office space under leases which generally meet the criteria to be accounted for as operating leases.

Strategic Capital Expenses. Strategic capital expenses generally include the direct expenses associated with the asset management of the co-investment ventures provided by our employees who are assigned to our Strategic Capital segment and the costs of our Prologis Promote Plan (“PPP”) based on earned promotes. For further discussion on the PPP, see Note 12. In addition, in order to achieve efficiencies and economies of scale, all of our property management and leasing functions are provided by property management and leasing personnel who are assigned to our Real Estate Operations segment. These individuals perform the property-level management and leasing of the properties in our owned and managed portfolio, which include properties we consolidate and those we manage that are owned by the unconsolidated co-investment ventures. We allocate the costs of our property management and leasing teams to the properties we consolidate (included in Rental Expenses) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses) by using the square feet owned by the respective portfolios.

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

We recognize deferred income taxes in certain taxable entities. For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis in assets and liabilities. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and assumed liabilities based on their relative fair value at date of acquisition, as discussed above. For our taxable subsidiaries, including certain international jurisdictions, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible and intangible assets at date of acquisition. Any subsequent increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, are reflected in earnings.

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

Environmental Costs. We incur certain environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We expense costs incurred in connection with operating properties and properties previously sold. We capitalize costs related to undeveloped land as development costs and include any expected future environmental liabilities at the time of acquisition. We maintain a liability for the estimated costs of environmental remediation expected to be incurred in connection with undeveloped land, acquired operating properties and properties previously sold that we adjust as appropriate as information becomes available.

New Accounting Pronouncements.

New Accounting Standards Adopted

Accounting for Lease Concessions Related to the Effects of the Coronavirus (“COVID-19”) Pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which we adopted on January 1, 2019. For rent deferrals granted during the year ended December 31, 2020, we are allowing customers to defer rental payments until a later period than was originally contracted under the lease in exchange for a note receivable, and we are continuing to recognize rental revenue during the period. In accordance with the Q&A, we are electing to not apply the lease modification guidance to concessions that result in deferred rent as the total cash flows required by the modified lease agreements are materially the same as the cash flows required under the original lease and there are no substantive changes to the consideration. During 2020, we deferred approximately $23 million of rental payments which represented less than 1% of our total consolidated rental revenue for 2020. At January 25, 2021, we had collected approximately $16 million, or 98%, of the deferred payments due at December 31st, with the remainder due in 2021. If we grant concessions to a customer that modify the terms and significantly change the underlying cash flows of the original lease for the remaining term, we will account for these changes as a lease modification in accordance with U.S. GAAP.

Reference Rate Reform. In July 2017, the Financial Conduct Authority and other independent groups announced they intended to stop compelling banks to submit rates for the calculation of the London Inter-bank Offered Rate (“LIBOR”) after 2021. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. Additionally, other global regulators have undertaken reference rate reform initiatives to identify a preferred alternative rate for other interbank offered rates (“IBORs”). Both LIBOR and IBOR are herein referred to as “IBOR-indexed rate”. In November 2020, the Federal Reserve Board along with various independent groups announced the potential for certain USD LIBOR tenors to continue to be published until June 2023. This change would allow most legacy USD LIBOR contracts to mature before disruptions occur in the USD LIBOR market, without the need to transition those contracts to SOFR.

In March 2020, the FASB issued an Accounting Standard Update (“ASU”) that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from an IBOR-indexed rate to alternative reference rates, such as SOFR for LIBOR. We refer to this transition as “reference rate reform.”

The first practical expedient within the ASU allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (i) the contract referenced an IBOR-indexed rate that is expected to be discontinued; (ii) the modified terms directly replace or have the potential to replace the IBOR-indexed rate that is expected to be discontinued; and (iii) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR-indexed rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous accounting determination.

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

NOTE 3. ACQUISITIONS

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

The aggregate equity consideration is calculated below (in millions, except price per share):

Number of Prologis shares and units issued upon conversion of Liberty shares and units at February 4, 2020	109.01
Multiplied by price of Prologis' common stock on February 3, 2020	$91.87
Fair value of Prologis shares and units issued	$10,015

We accounted for the Liberty Transaction as an asset acquisition and as a result, the transaction costs of $115.8 million were capitalized to the basis of the acquired properties. Transaction costs included investment banker advisory fees, legal fees and other costs.

Under acquisition accounting, the total purchase price was allocated to the Liberty real estate properties and related lease intangibles on a relative fair value basis. All other assets acquired and liabilities assumed, including debt, and real estate assets that we do not intend to operate long-term are recorded at fair value as follows (in millions):

Net investments in real estate	$12,636
Intangible assets, net of intangible liabilities (1)	491
Cash and other assets	233
Debt	(2,845)
Accounts payable, accrued expenses and other liabilities	(383)
Noncontrolling interests	(1)
Total purchase price, including transaction costs	$10,131

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

Under acquisition accounting, the total purchase price was allocated to the DCT real estate properties and related lease intangibles on a relative fair value basis. All other assets acquired and liabilities assumed, including debt, and real estate assets that we do not intend to operate long-term are recorded at fair value as follows (in millions):

Net investments in real estate	$8,362
Intangible assets, net of intangible liabilities	292
Cash and other assets	24
Debt	(1,863)
Accounts payable, accrued expenses and other liabilities	(143)
Noncontrolling interests	(65)
Total purchase price, including transaction costs	$6,607

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2020 (1)	2019	2020 (1)	2019	2020 (1)	2019
Operating properties:
Buildings and improvements	441,336	354,297	2,261	1,876	$31,489,943	$23,067,625
Improved land					12,017,676	8,220,208
Development portfolio, including land costs:
Prestabilized	6,076	9,133	24	28	553,266	784,584
Properties under development	22,004	26,893	61	77	1,329,345	1,084,683
Land (2)					1,606,358	1,101,646
Other real estate investments (3)					3,387,740	965,668
Total investments in real estate properties					50,384,328	35,224,414
Less accumulated depreciation					6,539,156	5,437,662
Net investments in real estate properties					$43,845,172	$29,786,752

(1)	Includes the acquired real estate properties from the Liberty Transaction at December 31, 2020. See Note 3 for more information.

(2)	At December 31, 2020 and 2019, our land was comprised of 5,304 and 4,411 acres, respectively.

(3)

Included in other real estate investments were: (i) non-strategic real estate assets acquired in the Liberty Transaction that we do not intend to operate long-term; (ii) land parcels we own and lease to third parties; (iii) real estate assets that we intend to redevelop into industrial properties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

At December 31, 2020, we had investments in real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Liberty Transaction and the DCT Transaction as discussed in Note 3, for the years ended December 31 (dollars and square feet in thousands):

	2020 (1)	2019	2018
Number of operating properties	150	22	20
Square feet	21,874	1,405	4,757
Acres of land	830	1,269	1,210
Acquisition cost of net investments in real estate (2)	$3,260,465	$1,074,815	$1,008,718

(1)

In 2020, our two U.S. co-investment ventures, Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”) and Prologis U.S. Logistics Venture, LLC (“USLV”), acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for $2.0 billion each in a cash transaction, including transaction costs and the assumption and repayment of debt (the “IPT Transaction”). As USLV is a consolidated co-investment venture, the number of operating properties, square feet and acquisition cost are included in the consolidated acquisition activity. For further discussion on the acquisition by USLF, see Note 5, and by USLV, see Notes 8 and 11.

(2)

Includes the acquisition cost of properties classified in other real estate investments of $206.1 million, $302.9 million and $72.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Dispositions

The following table summarizes our dispositions of net investments in real estate for the years ended December 31 (dollars and square feet in thousands):

	2020	2019	2018
Dispositions of development properties and land, net (1)
Number of properties	41	31	44
Square feet	14,482	10,027	15,527
Net proceeds	$1,693,557	$1,533,055	$1,803,240
Gains on contributions and dispositions, net	$464,942	$467,577	$469,817
Total gains on dispositions of development properties and land, net	$464,942	$467,577	$469,817

Other dispositions of investments in real estate, net (2)
Number of properties	61	66	74
Square feet	10,562	15,816	13,035
Net proceeds	$1,264,692	$1,492,212	$956,676
Gains on contributions and dispositions, net	$252,195	$255,219	$371,179
Gains on partial redemptions of investment in an unconsolidated co-investment venture (3)	$-	$135,022	$-
Total gains on other dispositions of investments in real estate, net	$252,195	$390,241	$371,179

(1)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures.

(2)

In 2019, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 6.9 million square feet and 371 acres of land. We received cash proceeds and units for our 20% equity interest.

(3)	In 2019, we redeemed a portion of our investment in a European unconsolidated co-investment venture.

Leases

We adopted the new lease standard on January 1, 2019 and applied it to leases that were in place on the effective date for both Prologis as a lessor and lessee. Our results for reporting periods beginning January 1, 2019 are presented under the new lease standard. We elected the package of practical expedients and were not required to reassess the following upon adoption: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether leasing costs previously capitalized as initial direct costs would continue to be amortized.

As a Lessor

We lease our operating properties to customers under agreements that are classified primarily as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Our weighted average lease term remaining was 50 months based on square feet for all leases in effect at December 31, 2020.

The following table summarizes the minimum lease payments due from our customers on leases with an original lease term greater than one year for space in our operating properties, prestabilized and under development properties, other real estate investments and assets held for sale or contribution at December 31, 2020 (in thousands):

2021	$2,864,803
2022	2,586,203
2023	2,192,529
2024	1,790,240
2025	1,435,199
Thereafter	4,863,735
Total	$15,732,709

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee

We had approximately 130 land and office space leases in which we were the lessee at December 31, 2020 and 2019, which primarily qualify as operating leases with remaining lease terms of 1 to 89 years. Our lease liabilities were $487.0 million and $471.6 million at December 31, 2020 and 2019, respectively.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, for which the lease has commenced as of December 31, 2020, with amounts discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (in thousands):

2021	$46,504
2022	47,270
2023	44,613
2024	43,107
2025	36,877
Thereafter	782,489
Total undiscounted rental payments	1,000,860
Less imputed interest	513,888
Total lease liabilities	$486,972

The weighted average remaining lease term for these leases was 34 and 33 years at December 31, 2020 and 2019, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.4% and 3.7% at December 31, 2020 and 2019, respectively. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease was denominated.

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

The following table summarizes our investments in and advances to unconsolidated entities at December 31 (in thousands):

	2020	2019
Unconsolidated co-investment ventures	$6,685,567	$5,873,784
Other ventures (1)	916,447	363,587
Total unconsolidated entities	$7,602,014	$6,237,371

(1)	In 2020, we completed the Liberty Transaction and acquired an equity method investment in eight ventures.

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2020	2019	2020	2019
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”)	25.6%	27.3%	$1,885,467	$1,728,043
FIBRA Prologis (1)	46.8%	47.1%	691,204	517,347
Prologis European Logistics Partners Sàrl (“PELP”) (2)	50.0%	50.0%	1,687,749	1,595,331
Prologis European Logistics Fund (“PELF”)	24.3%	24.1%	1,401,355	1,144,831
Prologis UK Logistics Venture (“UKLV”) (2)	15.0%	15.0%	63,228	59,937
Nippon Prologis REIT, Inc. (“NPR”) (3)	15.1%	15.1%	643,663	544,333
Prologis China Core Logistics Fund, LP (“PCCLF”)	15.8%	15.6%	81,581	59,984
Prologis China Logistics Venture I, LP, II, LP and III, LP (“Prologis China Logistics Venture”) (2)	15.0%	15.0%	111,406	83,285
Prologis Brazil Logistics Venture (“PBLV”) and other joint ventures (2)	20.0%	20.0%	119,914	140,693
Total			$6,685,567	$5,873,784

(1)

At December 31, 2020, we owned 397.4 million units of FIBRA Prologis that had a closing price of Ps 44.64 ($2.24) per unit on the Mexican Stock Exchange. We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(2)	We have one partner in each of these co-investment ventures.

(3)

At December 31, 2020, we owned 0.4 million units of NPR that had a closing price of ¥322,000 ($3,124) per share on the Tokyo Stock Exchange. For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR if we determine the properties meet NPR’s investment objectives.

At December 31, 2020 and 2019, we had receivables from NPR of $160.3 million and $136.3 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties previously contributed to NPR. We have a corresponding payable to NPR’s customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

The amounts recognized in Strategic Capital Revenues and Earnings from Unconsolidated Entities, Net depend on the size, operations and transactions of the unconsolidated co-investment ventures, the timing of revenues earned through promotes and transactional fees, as well as fluctuations in foreign currency exchange rates and our ownership interest. We recognized Strategic Capital Expenses for direct costs associated with the asset management of these ventures and allocated property-level management and leasing costs for the properties owned by the ventures.

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	2020	2019	2018
Recurring fees	$318,423	$266,615	$230,746
Transactional fees	65,804	57,334	55,816
Promote revenue (1)	239,268	165,635	116,290
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$623,495	$489,584	$402,852

(1)	Includes promote revenue earned primarily from our unconsolidated co-investment venture in the U.S. in 2020, Europe in 2019 and China and Europe in 2018.

(2)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to our unconsolidated co-investment ventures at December 31 and for the years ended December 31 (dollars and square feet in millions):

	U.S.		Other Americas (2)		Europe		Asia		Total
As of:	2020 (1)	2019	2020	2019	2020	2019	2020	2019	2020	2019
Key property information:
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	706	605	229	214	768	731	167	144	1,870	1,694
Square feet	117	99	51	44	185	176	67	59	420	378

Financial position:
Total assets ($)	10,840	8,408	3,023	2,707	16,918	14,677	10,209	8,758	40,990	34,550
Third-party debt ($)	3,129	2,130	854	769	4,002	3,213	3,831	3,296	11,816	9,408
Total liabilities ($)	3,722	2,514	898	801	5,607	4,575	4,389	3,751	14,616	11,641

Our investment balance ($) (3)	1,886	1,728	811	658	3,152	2,800	837	688	6,686	5,874
Our weighted average ownership (4)	25.6%	27.3%	40.8%	39.1%	30.0%	30.2%	15.2%	15.1%	26.1%	27.1%

	U.S.			Other Americas			Europe			Asia			Total
Operating Information:	2020 (1)	2019	2018	2020 (2)	2019 (2)	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
For the years ended:
Total revenues ($)	946	738	676	278	266	217	1,208	1,099	1,101	584	514	457	3,016	2,617	2,451
Net earnings ($)	169	128	150	91	91	63	390	311	509	255	49	88	905	579	810

Our earnings from unconsolidated co-investment ventures, net ($)	46	38	45	34	32	26	121	102	193	39	10	15	240	182	279

(1)

In 2020, USLF acquired a portfolio of 108 operating properties, aggregating 18.3 million square feet, in the IPT Transaction for cash consideration of $2.0 billion, including transaction costs and the assumption and repayment of debt.

(2)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(3)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2020 and 2019, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($589.3 million and $611.5 million, respectively); (ii) recording additional costs associated with our investment in the venture ($101.5 million and $87.2 million, respectively); (iii) receivables, principally for fees and promotes ($165.6 million and $152.0 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to NPR, as discussed above.

(4)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain unconsolidated co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The contributions are generally used for the acquisition or development of properties but may be used for the repayment of debt or other general uses. The venture may obtain financing for the acquisition of properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make additional contributions of properties or additional cash investments in these ventures.

At December 31, 2020, our outstanding equity commitments were $346.2 million, primarily for Prologis China Logistics Venture. The equity commitments expire from 2021 to 2028 if they have not been previously called.

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2020 and 2019. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution, including certain properties acquired through the Liberty Transaction and the IPT Transaction, consisted of the following at December 31 (dollars and square feet in thousands):

	2020	2019
Number of operating properties	66	28
Square feet	12,923	9,371
Total assets held for sale or contribution	$1,070,724	$720,685
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$16,214	$41,994

NOTE 7. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2020	2019
Acquired lease intangibles	$726,821	$314,179
Rent leveling	488,828	404,516
Leasing commissions	425,995	381,013
Accounts receivable	189,356	85,835
Value added taxes receivable	146,270	120,923
Prepaid assets	138,726	109,676
Fixed assets	117,700	107,468
Other notes receivable	44,751	35,308
Management contracts	13,610	14,888
Deferred income taxes	5,592	4,595
Derivative assets	1,667	13,266
Other	156,892	120,190
Total	$2,456,208	$1,711,857

The following table summarizes our other liabilities, net of amortization, if applicable, at December 31 (in thousands):

	2020	2019
Tenant security deposits	$342,627	$269,841
Acquired lease intangibles	197,807	58,525
Unearned rents	152,536	106,152
Income tax liabilities	86,210	65,652
Environmental liabilities	69,930	63,577
Indemnification liability	45,129	39,830
Derivative liabilities	36,482	23,851
Value added taxes payable	23,959	10,036
Liabilities associated with assets held for sale or contribution	16,214	41,994
Deferred income	15,437	11,971
Other	274,674	186,172
Total	$1,261,005	$877,601

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles above) into amortization expense and above and below market leases (included in acquired lease intangibles above) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2020 (in thousands):

	Amortization Expense	Net Decrease (Increase) to Rental Revenues
2021	$266,638	$(39,910)
2022	208,520	19,333
2023	159,608	48,081
2024	119,608	60,040
2025	87,538	60,778
Thereafter	211,129	242,474
Total	$1,053,041	$390,796

NOTE 8. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt at December 31 (dollars in thousands):

	2020			2019
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (2)	Outstanding (3)	Interest Rate (1)	Term (2)	Outstanding (3)
Credit facilities	0.8%	2.0	$171,794	0.4%	1.1	$184,255
Senior notes (4)(5)	2.0%	11.2	14,275,870	2.4%	8.2	9,660,570
Term loans and unsecured other (4)	0.9%	5.6	1,764,311	0.9%	7.5	1,441,882
Secured mortgage (4)(6)(7)	3.1%	3.0	637,101	3.4%	4.0	619,170
Total	1.9%	10.2	$16,849,076	2.2%	7.8	$11,905,877

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average term represents the remaining maturity in years on the debt outstanding at period end.

(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances at December 31 were borrowings denominated in the following currencies:

	2020			2019
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,019,480	6.1%	2.3%	$656,549	5.5%
Canadian dollar	2.7%	285,708	1.7%	3.4%	279,730	2.3%
Euro	1.4%	6,549,676	38.8%	1.9%	6,128,986	51.5%
Japanese yen	0.8%	2,877,247	17.1%	0.7%	2,329,381	19.6%
U.S. dollar	2.8%	6,116,965	36.3%	4.4%	2,511,231	21.1%
Total	1.9%	$16,849,076		2.2%	$11,905,877

(4)

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

(5)	Senior notes are due from February 2022 to October 2050 with effective interest rates ranging from -0.2% to 4.5% at December 31, 2020.

(6)	Through the IPT Transaction, USLV assumed $341.8 million of secured mortgage debt, all of which was paid down at closing. See below for the early extinguishment of debt in the IPT Transaction.

(7)

Secured mortgage debt is due from January 2021 to November 2027 with effective interest rates ranging from 0.2% to 7.8% at December 31, 2020. The debt was principally secured by 85 operating properties and 1 prestabilized property with an aggregate undepreciated cost of $1.6 billion at December 31, 2020.

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

We also have a Japanese yen revolver (the “Revolver”) that we upsized in July 2020 with total commitments of ¥55.0 billion ($533.6 million at December 31, 2020). We have the ability to increase the borrowing capacity of the Revolver to ¥75.0 billion ($727.6 million at December 31, 2020), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over Yen LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. At December 31, 2020, the Revolver is scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

Liquidity

The following table summarizes information about our available liquidity (dollars in millions):

	2020	2019	2018
For the years ended December 31:
Weighted average daily interest rate	1.1%	1.5%	3.1%
Weighted average daily borrowings	$109	$85	$253
Maximum borrowings outstanding at any month-end	$727	$257	$485
At December 31:
Aggregate lender commitments
Credit Facilities	$4,119	$3,946	$3,470
Less:
Borrowings outstanding	172	184	51
Outstanding letters of credit	24	36	31
Current availability	$3,923	$3,726	$3,388
Available term loans	250	500	-
Cash and cash equivalents	598	1,089	344
Total liquidity	$4,771	$5,315	$3,732

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

The following table summarizes the issuances and redemptions of senior notes during 2020 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Initial Borrowing Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February (4)(5)	€1,350,000	$1,485,405	0.6%	10.7	February 2022 – 2035
February (4)	$2,200,000	$2,200,000	2.4%	15.0	April 2027 – 2050
February	£250,000	$322,490	1.9%	15.8	February 2035
June (5)(6)	¥41,200,000	$386,314	1.0%	12.4	June 2027 – 2050
August (5)(7)	$1,250,000	$1,250,000	1.6%	18.2	October 2030 – 2050
September	¥19,700,000	$186,835	1.0%	14.1	September 2032 – 2040
December	€300,000	$364,980	0.0%	2.0	December 2022

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
January	€400,000	$445,880	0.0%	0.1	January 2020
March (4)	€700,000	$783,090	1.4%	1.2	May 2021
June (6)	€212,598	$238,067	3.0%	1.6	January 2022
June (6)	€100,486	$112,524	3.4%	3.6	February 2024
September (7)	$850,000	$850,000	4.3%	2.9	August 2023
December	€485,066	$595,710	3.0%	1.1	January 2022

(1)	The exchange rate used to translate into U.S. dollars was the spot rate at the settlement date.

(2)	The interest rate represents the fixed or variable interest rate at the issuance or redemption date of the related debt.

(3)	The issuance date and redemption date weighted average term represent the remaining maturity in years on the related debt at the issuance or redemption date, respectively.

(4)

We utilized the proceeds from these issuances to redeem $1.8 billion of debt assumed in the Liberty Transaction, primarily senior notes as discussed above, and our €700.0 million ($783.1 million) senior notes due in May 2021. The remainder of the proceeds were used for the repayment of other debt and general corporate purposes.

(5)	Approximately $1.5 billion of the proceeds from the issuance of these notes were to fund sustainable and environmentally beneficial projects and buildings in accordance with our green bond framework.

(6)

We utilized the proceeds from the issuance of the Japanese yen senior notes to redeem €212.6 million ($238.1 million) and €100.5 million ($112.5 million) of the euro senior notes due in January 2022 and February 2024, respectively, through a tender offer.

(7)	We utilized the proceeds from this issuance to redeem $850.0 million of senior notes due in August 2023.

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

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Initial Borrowing Date	Lender Commitment at 2020		Amount Outstanding at 2020	Amount Outstanding at 2019	Interest Rate	Maturity Date
			Borrowing Currency	USD	USD	USD
2017 Term Loan (1)	USD, EUR, JPY and GBP	June 2014	$500,000	$500,000	$250,000	$-	LIBOR + 0.9%	May 2021
2015 Canadian Term Loan	CAD	December 2015	$170,506	$133,837	133,837	131,214	CDOR + 0.9%	February 2023
March 2017 Yen Term Loan	JPY	March 2017	¥12,000,000	$116,414	116,414	110,553	0.9% and 1.0%	March 2027 – 2028
October 2017 Yen Term Loan	JPY	October 2017	¥10,000,000	$97,012	97,012	92,127	0.9%	October 2032
December 2018 Yen Term Loan	JPY	December 2018	¥20,000,000	$194,023	194,023	184,254	1.2% and Yen LIBOR + 0.7%	December 2031 – June 2033
January 2019 Yen Term Loan	JPY	January 2019	¥15,000,000	$145,517	145,517	138,191	Yen LIBOR + 0.5% to 0.6%	January 2028 – 2030
March 2019 Yen Term Loan	JPY	March 2019	¥85,000,000	$824,599	824,599	783,082	Yen LIBOR + 0.4%	March 2026
Subtotal					1,761,402	1,439,421
Debt issuance costs, net					(7,385)	(8,484)
Total term loans					$1,754,017	$1,430,937

(1)

During 2020, we extended the maturity of the multi-currency term loan (“2017 Term Loan”) by one year until May 2021. We may extend the maturity for one additional year, subject to the satisfaction of certain conditions and the payment of an extension fee. During 2020 and 2019, we borrowed a net $250 million and paid down a net $496.5 million on the 2017 Term Loan, respectively.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for each year through the period ended December 31, 2025, and thereafter were as follows at December 31, 2020 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2021 (1)(2)	$-	$-	$260,294	$115,767	$376,061
2022	-	552,195	-	75,124	627,319
2023 (3)	171,794	-	133,837	34,041	339,672
2024	-	735,664	-	269,271	1,004,935
2025	-	798,506	-	142,284	940,790
Thereafter	-	12,251,211	1,377,565	2,468	13,631,244
Subtotal	171,794	14,337,576	1,771,696	638,955	16,920,021
Premiums (discounts), net	-	10,901	-	260	11,161
Debt issuance costs, net	-	(72,607)	(7,385)	(2,114)	(82,106)
Total	$171,794	$14,275,870	$1,764,311	$637,101	$16,849,076

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)	Included in the 2021 maturities is the 2017 Term Loan that can be extended until 2022.

(3)	Included in the 2023 maturities is the Global Facility that can be extended until 2024.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2020	2019	2018
Gross interest expense	$348,427	$271,451	$268,942
Amortization of debt discounts (premiums), net	(6,741)	3,713	(590)
Amortization of debt issuance costs, net	14,600	13,293	13,243
Interest expense before capitalization	$356,286	$288,457	$281,595
Capitalized amounts	(41,779)	(48,504)	(52,454)
Net interest expense	$314,507	$239,953	$229,141
Total cash paid for interest, net of amounts capitalized	$309,390	$214,375	$205,485

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

We recognized losses of $188.3 million, $16.1 million and $2.6 million upon extinguishment of debt in 2020, 2019 and 2018, respectively. During 2020 we issued $6.2 billion of senior notes, aggregate principal in U.S. dollars, and used the proceeds to redeem certain higher interest rate debt before maturity. This resulted in extending our weighted average remaining maturity to 10 years and lowering our weighted average effective interest rate to approximately 1.9% at December 31, 2020 and the recognition of losses on early extinguishment of debt. The losses in 2020 included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt.

Financial Debt Covenants

We had $14.3 billion of senior notes and $1.8 billion of term loans outstanding at December 31, 2020 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At December 31, 2020, we were in compliance with all of our financial debt covenants.

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

NOTE 9. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

In 2020, our stockholders approved an amendment to our Articles of Incorporation that increased the number of authorized shares from 1.0 billion to 2.0 billion shares of common stock. At December 31, 2020, 2.1 billion shares were authorized to be issued by the Parent, of which 2.0 billion shares represent common stock and 0.1 billion shares represent preferred stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

In 2020, we entered into a new at-the-market program that allows us to sell up to $1.5 billion in aggregate gross sales proceeds of shares of common stock through twenty designated agents. These agents earn a fee of up to 2% of the gross sales price per share of common stock as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under this new program.

On February 4, 2020, we issued 106.7 million common shares in the Liberty Transaction. On August 22, 2018, we issued 96.2 million common shares in the DCT Transaction. See Note 3 for more detail on these transactions.

Under the 2020 Long-Term Incentive Plan, certain of our employees and outside directors are able to participate in equity-based compensation plans. See Note 12 for additional information on equity-based compensation plans.

Share Purchase Program

In 2020, the Board of Directors authorized a new share purchase program for the repurchase of outstanding shares of our common stock on the open market or in privately negotiated transactions for an aggregate purchase price of up to $1.0 billion. In 2020, we repurchased and retired 0.5 million shares of common stock for an aggregate price of $34.8 million at a weighted average price of $64.66 per share on the open market.

Preferred Stock

In 2020, we repurchased approximately 0.1 million shares of Series Q preferred stock and recognized a loss of $2.3 million, which primarily represented the difference between the repurchase price and the carrying value of the preferred stock, net of original issuance costs.

At December 31, 2020 and 2019 our Series Q preferred stock outstanding had a dividend rate of 8.54% and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

The taxability of our dividends for the years ended December 31, 2020, 2019 and 2018 are presented below. The taxability of dividends paid in 2020 was based on management’s estimates as our tax return for the year ended December 31, 2020 has not been filed. As the statute of limitations is generally three years, our tax returns for certain years remain subject to examination and consequently the taxability of the dividends is subject to change.

In 2020, 2019 and 2018, we paid all of our dividends in cash.

The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2020 (1)	2019	2018
Common Stock:
Ordinary income	$2.12	$2.08	$1.34
Qualified dividend	0.00	0.00	0.03
Capital gains	0.20	0.04	0.55
Total distribution	$2.32	$2.12	$1.92
Preferred Stock – Series Q:
Ordinary income	$3.96	$4.00	$2.98
Qualified dividend	0.02	0.01	0.06
Capital gains	0.29	0.26	1.23
Total dividend	$4.27	$4.27	$4.27

(1)	Taxability for 2020 is estimated.

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

On February 4, 2020, we issued 2.3 million common limited partnership units in the OP in the Liberty Transaction. On August 22, 2018, we issued 3.6 million common limited partnership units in the OP in the DCT Transaction. See Note 3 for more detail on these transactions.

We issued Class A Units in the OP through an acquisition of a portfolio of properties in 2015. The Class A Units generally have the same rights as the existing common limited partnership units of the OP, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units receive a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2020 and 2019, the Class A Units were convertible into 8.0 million and 8.1 million common limited partnership units, respectively. The OP may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common limited partnership units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common limited partnership units. Dividends paid to the Class A Units were $2.58660 annually during the years ended December 31, 2020, 2019 and 2018.

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

The following table summarizes our ownership percentages and noncontrolling interests and the consolidated entities’ total assets and total liabilities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2020	2019	2020	2019	2020	2019	2020	2019
Prologis U.S. Logistics Venture (1)	55.0%	55.0%	$3,385,110	$2,677,846	$7,663,800	$6,077,016	$145,131	$99,397
Other consolidated entities (2)	various	various	98,416	97,548	1,066,129	849,620	73,987	85,186
Prologis, L.P.			3,483,526	2,775,394	8,729,929	6,926,636	219,118	184,583
Limited partners in Prologis, L.P. (3)(4)			869,507	643,263	-	-	-	-
Prologis, Inc.			$4,353,033	$3,418,657	$8,729,929	$6,926,636	$219,118	$184,583

(1)

As discussed in Note 4, in 2020, USLV acquired a portfolio of 127 operating properties, aggregating 19.0 million square feet, in the IPT Transaction for $2.0 billion, including transaction costs and the assumption and repayment of debt. Our partner contributed their share of the purchase price to fund the acquisition.

(2)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2020 and 2019 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(3)

We had 8.6 million Class A Units that were convertible into 8.0 million and 8.1 million limited partnership units of the OP at December 31, 2020 and 2019, respectively. See Note 10 for further discussion of our Class A Units.

(4)

At December 31, 2020 and 2019, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 8.2 million and 6.2 million shares of the Parent’s common stock, respectively. We issued 2.3 million limited partnership units in the Liberty Transaction and 0.5 million limited partnership units as partial consideration for the acquisition of other properties in 2020. Also included are the vested OP Long-Term Incentive Plan Units associated with our long-term compensation plans. See further discussion of Long-Term Incentive Plan Units in Note 12.

NOTE 12. LONG-TERM COMPENSATION

2020 Long-Term Incentive Plan

In 2020, our stockholders approved the 2020 Long-Term Incentive Plan (“2020 LTIP”), which replaced the 2012 Long-Term Incentive Plan (“2012 LTIP”). After approval of the 2020 LTIP, no further awards could be made under the 2012 LTIP and outstanding awards previously granted under the 2012 LTIP will remain outstanding in accordance with the awards’ terms.

The 2020 LTIP provides for grants of awards to officers, directors, employees and consultants of the Parent or its subsidiaries. Awards can be in the form of: full value awards, stock appreciation rights and stock options (non-qualified options and incentive stock options). Full value awards generally consist of: (i) common stock; (ii) restricted stock units (“RSUs”); (iii) OP LTIP units (“LTIP Units”) and (iv) Prologis Outperformance Plan (“POP”) OP LTIP units (“POP LTIP Units”). The equity-based compensation plans and programs under which awards can be made were not changed under the 2020 LTIP. Awards may be made under the 2020 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

The awards have been issued under the following components of our equity-based compensation plans and programs at December 31, 2020: (i) POP; (ii) Prologis Promote Plan (“PPP”); (iii) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iv) annual bonus exchange program. Under all of these components, certain employees may elect to receive their equity award payout either in the form of RSUs or other equity of the Parent or LTIP Units of the OP.

At December 31, 2020, we had 34.2 million shares reserved or available for issuance, including 4.1 million shares of common stock to be issued upon vesting of awards previously granted and 23.5 million shares of common stock remaining available for future issuance under equity compensation plans. Each LTIP Unit and POP LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

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

Each participant is eligible to receive a percentage of the total compensation pool based on the number of participation points allocated to the participant, or in the case of our NEOs, a set percentage of the compensation pool. If the performance criteria are met, the participants’ points or compensation pool percentage will be paid in the form of common stock, restricted stock units or POP LTIP Units, as elected by the participant. Annually, a participant may exchange their participation points or compensation pool percentage for POP LTIP Units. If the performance criteria are not met, the participants’ points, compensation pool percentage and POP LTIP Units will be forfeited.

At December 31, 2020, all awards were equity classified. The initial valuation was calculated using a Monte Carlo valuation model.

The following table details the assumptions used for each grant based on the year it was granted (dollars in thousands):

	2020	2019	2018
Risk free interest rate	1.7%	2.6%	2.1%
Expected volatility	16.0%	20.0%	16.5%
Aggregate fair value	$28,800	$21,200	$23,300

Total remaining compensation cost related to the POP at December 31, 2020, was $50.9 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2029, with a weighted average period of 3.2 years.

The performance criteria were met for the 2018 – 2020, 2017 – 2019 and 2016 – 2018 performance periods at the end of the initial three-year performance period, which resulted in awards being earned in January 2021, 2020 and 2019, respectively, in the form of the awards listed below. See below for details on these performance periods (dollars, shares and units in thousands, except average price):

	2018 – 2020	2017 – 2019 (1)	2016 – 2018 (1)
Performance pool	$100,000	$97,377	$101,633
Common stock shares	61	336	462
Restricted stock units	242	-	-
POP LTIP Units and LTIP Units	701	706	1,022
Average price used to determine number of awards	$99.67	$93.42	$68.50

(1)	These performance period amounts include awards earned subsequent to the initial performance period that relate to the compensation pool in excess of the Initial Award.

Other Equity-Based Compensation Plans and Programs

Awards may be issued in the form of RSUs or LTIP Units at the participants’ elections under the following equity-based compensation plans and programs. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and the grant date value is charged to compensation expense over the service period. The service period is generally four years, except for awards under the annual bonus exchange program. Dividends and distributions are paid with respect to both RSUs and LTIP Units during the vesting period, and therefore they are considered participating securities. We do not allocate undistributed earnings to participating securities as our net earnings per share or unit would not be materially different. The value of the dividend is charged to retained earnings for RSUs and the distribution is charged to Net Earnings Attributable to Noncontrolling Interests in the OP for LTIP Units in the Consolidated Financial Statements of the Parent.

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

Annual Bonus Exchange Program

Under our bonus exchange program, generally all our employees may elect to receive all or a portion of their annual cash bonus in equity. Equity awards granted through the bonus exchange are valued at a premium to the cash bonus exchanged and vest over three years, excluding the NEOs. As our NEOs do not receive a bonus exchange premium for participating in the bonus exchange program, the equity they receive upon exchange for their cash bonuses does not have a vesting period.

Summary of Award Activity

RSUs

Each RSU represents the right to receive one share of common stock of the Parent.

The following table summarizes the activity for RSUs for the year ended December 31, 2020 (units in thousands):

	Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2020	1,165	$68.44
Granted	483	94.78
Vested and distributed	(553)	65.00
Forfeited	(109)	77.72
Balance at December 31, 2020	986	$80.32

The fair value of stock awards granted and vested was $45.8 million and $36.0 million for 2020, respectively, and $46.6 million and $35.7 million for 2019, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding at December 31, 2020, was $44.9 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2024, with a weighted average period of 1.3 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock or cash at our option.

The following table summarizes the activity for LTIP Units for the year ended December 31, 2020 (units in thousands):

	Vested LTIP Units	Unvested LTIP Units	Unvested Weighted Average Grant Date Fair Value
Balance at January 1, 2020	3,714	2,678	$60.06
Granted	-	1,088	96.58
Forfeited	-	-	-
Vested LTIP Units	1,059	(1,059)	65.44
Vested POP LTIP Units	303	-	N/A
Unvested POP LTIP Units	-	345	19.03
Converted	(1,164)	-	N/A
Balance at December 31, 2020	3,912	3,052	$66.50

The fair value of unit awards granted and vested, excluding POP awards, was $105.1 million and $69.3 million for 2020, respectively, and $82.6 million and $41.2 million for 2019, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units, excluding POP, at December 31, 2020, was $128.8 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2024, with a weighted average period of 1.4 years.

Other Plans

In 2020, the Prologis 401(k) Plan (the “401(k) Plan”) was amended to provide for a new matching employer contribution of $0.50 for every dollar contributed by an employee, up to 12% of the employee’s annual compensation (within the statutory compensation limit). The matching employer contribution was previously up to 6% of the employee’s annual compensation. In the 401(k) Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $5.9 million, $3.0 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching within this plan in the three-year period ended December 31, 2020.

NOTE 13. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2020	2019	2018
Domestic	$1,030,609	$981,188	$1,078,678
International	716,479	795,175	807,612
Earnings before income taxes	$1,747,088	$1,776,363	$1,886,290

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2020	2019	2018
Current income tax expense:
U.S. federal	$48,440	$3,232	$1,727
International	65,720	41,855	50,731
State and local	15,554	17,209	9,424
Total current income tax expense	129,714	62,296	61,882

Deferred income tax expense (benefit):
U.S. federal	(2,464)	(208)	(317)
International	3,208	12,429	1,765
Total deferred income tax expense	744	12,221	1,448
Total income tax expense	$130,458	$74,517	$63,330

Current Income Taxes

We recognize current income tax expense for the federal and state income taxes incurred by our TRSs and taxes incurred in certain states and foreign jurisdictions. Current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Taxable income incurred over the last three years was principally due to the following: (i) the contribution of real estate properties to our unconsolidated co-investment ventures and sales to third parties; (ii) recurring and transactional fees earned; and (iii) taxable earnings from unconsolidated co-investment ventures.

During the year ended December 31, 2020, we recognized current tax expense of $5.4 million related to the settlement of an uncertain tax position. For the years ended December 31, 2019 and 2018, we did not recognize any expense for uncertain tax positions.

During the years ended December 31, 2020, 2019 and 2018, cash paid for income taxes, net of refunds, was $100.7 million, $62.1 million and $60.3 million, respectively.

Deferred Income Taxes

The deferred income tax expense recognized in 2020, 2019 and 2018 was primarily due to changes in temporary differences and utilization of NOLs.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2020	2019
Gross deferred income tax assets:
NOL carryforwards	$297,900	$287,516
Basis difference – real estate properties	59,259	42,472
Basis difference – equity investments	-	445
Section 163(j) interest limitation	1,486	480
Capital loss carryforward	16,845	1
Other – temporary differences	4,122	2,754
Total gross deferred income tax assets	379,612	333,668
Valuation allowance	(326,706)	(299,092)
Gross deferred income tax assets, net of valuation allowance	52,906	34,576
Gross deferred income tax liabilities:
Basis difference – real estate properties	79,230	78,113
Basis difference – equity investments	31,995	12,622
Other – temporary differences	999	1,898
Total gross deferred income tax liabilities	112,224	92,633
Net deferred income tax liabilities	$59,318	$58,057

At December 31, 2020, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$94,574	$698,936	$217,532	$113,743	$36,023
Tax-effected NOL carryforward	24,213	177,386	67,843	19,688	8,770
Valuation allowance	(18,919)	(168,630)	(67,843)	(18,037)	(8,532)
Net deferred tax asset – NOL carryforward	$5,294	$8,756	$-	$1,651	$238
Expiration periods	2021 – indefinite	2021 – indefinite	2021 – 2031	2021 – 2030	2021 – indefinite

The deferred tax asset valuation allowance at December 31, 2020, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2020, 2019 and 2018, we believe that we had complied with the REIT requirements of the IRC. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2017 and thereafter.

During the year ended December 31, 2020, we recognized a $21.3 million liability for uncertain tax positions related to acquisition activities. In 2020, we settled the $3.0 million liability for the uncertain tax position at December 31, 2019.

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

The computation of our basic and diluted earnings per share and unit for the years ended December 31 was as follows (in thousands, except per share and unit amounts):

Prologis, Inc.	2020	2019	2018
Net earnings attributable to common stockholders – Basic	$1,473,122	$1,566,950	$1,643,426
Net earnings attributable to exchangeable limited partnership units (1)	41,938	46,986	49,743
Adjusted net earnings attributable to common stockholders – Diluted	$1,515,060	$1,613,936	$1,693,169

Weighted average common shares outstanding – Basic	728,323	630,580	567,367
Incremental weighted average effect on exchange of limited partnership units (1)	20,877	19,154	17,768
Incremental weighted average effect of equity awards	5,214	5,169	5,104
Weighted average common shares outstanding – Diluted (2)	754,414	654,903	590,239

Net earnings per share attributable to common stockholders:
Basic	$2.02	$2.48	$2.90
Diluted	$2.01	$2.46	$2.87

Prologis, L.P.	2020	2019	2018
Net earnings attributable to common unitholders	$1,514,743	$1,613,615	$1,692,313
Net earnings attributable to Class A Units	(16,262)	(20,454)	(24,465)
Net earnings attributable to common unitholders – Basic	1,498,481	1,593,161	1,667,848
Net earnings attributable to Class A Units	16,262	20,454	24,465
Net earnings attributable to exchangeable other limited partnership units	317	321	856
Adjusted net earnings attributable to common unitholders – Diluted	$1,515,060	$1,613,936	$1,693,169

Weighted average common partnership units outstanding – Basic	740,860	641,128	575,798
Incremental weighted average effect on exchange of Class A Units	8,041	8,231	8,446
Incremental weighted average effect on exchange of other limited partnership units	299	375	891
Incremental weighted average effect of equity awards of Prologis, Inc.	5,214	5,169	5,104
Weighted average common units outstanding – Diluted (2)	754,414	654,903	590,239

Net earnings per unit attributable to common unitholders:
Basic	$2.02	$2.48	$2.90
Diluted	$2.01	$2.46	$2.87

(1)

The exchangeable limited partnership units include the units as discussed in Note 11. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding for the years ended December 31 consisted of the following:

	2020	2019	2018
Class A Units	8,041	8,231	8,446
Other limited partnership units	299	375	891
Equity awards	7,798	7,933	8,175
Prologis, L.P.	16,138	16,539	17,512
Common limited partnership units	12,537	10,548	8,431
Prologis, Inc.	28,675	27,087	25,943

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets at December 31 (in thousands):

	2020		2019
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$620	$66	$181	$49
British pound sterling	174	7,589	731	3,823
Canadian dollar	80	5,827	523	1,855
Chinese renminbi	-	717	-	81
Euro	73	6,247	7,135	2,034
Japanese yen	720	1,604	3,889	97
Swedish krona	-	2,355	-	797

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	-	2,081	807	13,189
Canadian dollar	-	9,847	-	1,926

Interest rate swaps
Cash flow hedges
Euro	-	9	-	-
U.S. dollar	-	140	-	-
Total fair value of derivatives	$1,667	$36,482	$13,266	$23,851

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2020							2019							2018
	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	120	581	178	182	31	15	1,107	55	314	118	177	-	5	669	56	233	132	153	-	574
New contracts ($)	88	1,314	364	154	37	48	2,005	201	619	1,111	85	31	524	2,571	28	252	55	102	423	860
Matured, expired or settled contracts ($)	(45)	(1,421)	(335)	(84)	(30)	(35)	(1,950)	(136)	(352)	(1,051)	(80)	-	(514)	(2,133)	(29)	(171)	(69)	(78)	(418)	(765)
Notional amounts at December 31 ($)	163	474	207	252	38	28	1,162	120	581	178	182	31	15	1,107	55	314	118	177	5	669

Weighted average forward rate at December 31	1.32	1.23	1.32	102.66	8.64			1.32	1.13	1.32	103.39	9.42			1.28	1.21	1.32	105.17
Active contracts at December 31	58	64	53	59	42			40	53	50	44	20			24	35	24	34

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income for the years ended December 31 (in millions, except for number of exercised contracts):

	2020	2019	2018
Exercised contracts	173	115	89
Realized gains (losses) on the matured, expired or settled contracts	$(6)	$28	$(3)
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(13)	$(10)	$29

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2020			2019					2018
	CAD	GBP	Total	BRL	CAD	EUR	GBP	Total	BRL	CAD	EUR	GBP	Total
Notional amounts at January 1 ($)	97	387	484	460	100	-	127	687	-	99	-	-	99
New contracts ($)	377	459	836	489	97	420	649	1,655	1,568	100	1,053	127	2,848
Matured, expired or settled contracts ($)	(97)	(711)	(808)	(949)	(100)	(420)	(389)	(1,858)	(1,108)	(99)	(1,053)	-	(2,260)
Notional amounts at December 31 ($)	377	135	512	-	97	-	387	484	460	100	-	127	687

Weighted average forward rate at December 31	1.31	1.35		-	1.32	-	1.29		3.91	1.28	-	1.28
Active contracts at December 31	6	1		-	2	-	5		1	2	-	2

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the years ended December 31 (in millions):

	2020			2019		2018
	EUR	USD	Total	EUR	Total	CAD	EUR	USD	Total
Notional amounts at January 1 ($)	-	-	-	500	500	271	-	-	271
New contracts ($) (1)(2)(3)(4)(5)	165	1,500	1,665	-	-	-	500	300	800
Matured, expired or settled contracts ($) (2)(4)(5)(6)	-	(1,250)	(1,250)	(500)	(500)	(271)	-	(300)	(571)
Notional amounts at December 31 ($)	165	250	415	-	-	-	500	-	500

(1)

During 2020, we entered into one interest rate swap contract with an aggregate notional amount of €150.0 million ($165.0 million) to effectively fix the interest rate on our euro senior notes bearing a floating rate of Euribor plus 0.3% issued in February 2020.

(2)

During 2020, we entered into four treasury lock contracts with an aggregate notional amount of $750.0 million to effectively fix the interest rate on the forecasted issuance of U.S. dollar senior notes, which were then issued in February 2020. Subsequent to issuance, we recorded a loss of $16.8 million associated with these derivatives that will be amortized out of AOCI/L to Interest Expense, in accordance with our policy.

(3)

During 2020, we entered into two interest rate swap contracts with an aggregate notional amount of $250.0 million to effectively fix the interest rate on the outstanding balance of our 2017 Term Loan bearing a floating rate of 1-month USD LIBOR plus 0.9%.

(4)

During 2020, we entered into two treasury lock contracts with an aggregate notional amount of $500.0 million to effectively fix the interest rate on the forecasted issuance of U.S. dollar senior notes, which were then issued in August 2020. The loss associated with the settlement of the derivatives upon issuance of the senior notes was not significant.

(5)

During 2018, we entered into two interest rate swap contracts with an aggregated notional amount of €400.0 million ($499.7 million) to effectively fix the interest rate on our senior notes bearing a floating rate of Euribor plus 0.3% issued in January 2018. In 2019, the interest rate swap contracts matured and in January 2020 we redeemed the senior notes.

(6)

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

	2020	2019	2018
British pound sterling	$842	$329	$269
Euro	$-	$850	$2,645

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest for the years ended December 31 (in millions):

	2020	2019	2018
Unrealized gains (losses) on the unhedged portion	$(139)	$(64)	$96

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

The following table presents these changes in Other Comprehensive Income (Loss) for the years ended December 31 (in thousands):

	2020	2019	2018
Derivative net investment hedges	$(4,301)	$(22,600)	$26,457
Debt designated as nonderivative net investment hedges	(62,263)	141,675	151,083
Cumulative translation adjustment	(128,109)	(20,593)	(368,130)
Total foreign currency translation gains (losses), net	$(194,673)	$98,482	$(190,590)

Cash flow hedges (1)(2)	$(11,269)	$4,665	$(5,815)
Our share of derivatives from unconsolidated co-investment ventures	(2,848)	(6,000)	4,492
Total unrealized losses on derivative contracts, net	$(14,117)	$(1,335)	$(1,323)
Total change in other comprehensive income (loss)	$(208,790)	$97,147	$(191,913)

(1)

We estimate an additional expense of $4.8 million will be reclassified to Interest Expense over the next 12 months from December 31, 2020, due to the amortization of previously settled derivatives designated as cash flow hedges.

(2)	Included in the year ended December 31, 2020 was $16.8 million in losses associated with the termination of the four treasury lock contracts.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2020 and 2019, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2020 and 2019 were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis, as detailed in our accounting policy in Note 2. At December 31, 2020 and 2019, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 3 and 4 and assets held for sale or contribution in Note 6.

Fair Value of Financial Instruments

At December 31, 2020 and 2019, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2020 and 2019, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our credit ratings. The fair value of the senior notes increased in 2020 due to the decrease in bond yields in the market as compared to the higher weighted average interest rates on our senior notes. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis and have taken the opportunity to refinance some of our debt at lower rates and longer maturities as discussed in Note 8.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$171,794	$171,794	$184,255	$184,255
Senior notes	14,275,870	15,452,381	9,660,570	10,228,715
Term loans and unsecured other	1,764,311	1,785,706	1,441,882	1,463,841
Secured mortgage	637,101	673,549	619,170	651,047
Total	$16,849,076	$18,083,430	$11,905,877	$12,527,858

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

Indemnification Agreements

We have entered into agreements whereby we indemnify certain co-investment ventures, or our venture partners, outside of the U.S. for taxes that may be assessed with respect to certain properties we contributed to these ventures. Our contributions to these ventures are generally structured as contributions of shares of companies that own the real estate assets. Accordingly, the capital gains associated with the step up in the value of the underlying real estate assets, for tax purposes, are deferred and transferred at contribution. We have generally indemnified these ventures to the extent that the ventures incur capital gains or withholding tax as a result of a direct sale. The agreements limit the amount that is subject to our indemnification with respect to each property to 100% of the actual tax liabilities related to the capital gains that are deferred and transferred by us to the ventures at the time of the initial contribution less any deferred tax assets transferred with the property.

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

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire on the completion of the improvements and infrastructure. At December 31, 2020 and 2019, we had $275.2 million and $240.6 million, respectively, outstanding under such arrangements.

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

NOTE 17. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development. Within this line of business, we utilize the following: (i) our land bank; (ii) the development expertise of our local teams; and (iii) our customer relationships. Land we own and lease to customers under land leases, along with land and buildings we lease, is also included in this segment.

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

The following reconciliations are presented in thousands:

	Years Ended December 31,
	2020	2019	2018
Revenues:
Real estate operations segment:
U.S.	$3,600,335	$2,645,194	$2,173,279
Other Americas	87,830	94,984	119,954
Europe	68,801	44,356	54,405
Asia	44,782	54,201	50,511
Total real estate operations segment	3,801,748	2,838,735	2,398,149
Strategic capital segment:
U.S.	354,825	86,271	74,618
Other Americas	37,696	40,347	32,434
Europe	145,016	283,909	174,898
Asia	99,450	81,359	124,350
Total strategic capital segment	636,987	491,886	406,300

Total revenues	4,438,735	3,330,621	2,804,449

Segment net operating income:
Real estate operations segment:
U.S. (1)	2,679,685	1,953,727	1,621,665
Other Americas	64,473	69,393	89,044
Europe	43,531	27,525	34,807
Asia	31,986	40,675	38,425
Total real estate operations segment	2,819,675	2,091,320	1,783,941
Strategic capital segment:
U.S. (1)	237,271	(10,945)	4,712
Other Americas	24,923	27,369	19,874
Europe	99,504	246,213	136,240
Asia	57,248	44,588	88,434
Total strategic capital segment	418,946	307,225	249,260

Total segment net operating income	3,238,621	2,398,545	2,033,201

Reconciling items:
General and administrative expenses	(274,845)	(266,718)	(238,985)
Depreciation and amortization expenses	(1,561,969)	(1,139,879)	(947,214)
Gains on dispositions of development properties and land, net	464,942	467,577	469,817
Gains on other dispositions of investments in real estate, net	252,195	390,241	371,179
Operating income	2,118,944	1,849,766	1,687,998

Earnings from unconsolidated entities, net	297,370	200,178	298,260
Interest expense	(314,507)	(239,953)	(229,141)
Interest and other income, net	1,044	24,213	14,663
Foreign currency and derivative gains (losses), net	(167,473)	(41,715)	117,096
Losses on early extinguishment of debt, net	(188,290)	(16,126)	(2,586)
Earnings before income taxes	$1,747,088	$1,776,363	$1,886,290

	December 31,
	2020	2019
Segment assets:
Real estate operations segment:
U.S.	$42,559,023	$27,999,868
Other Americas	1,145,699	1,332,237
Europe	1,604,393	1,379,579
Asia	1,081,876	879,072
Total real estate operations segment	46,390,991	31,590,756
Strategic capital segment (2):
U.S.	13,257	14,529
Europe	25,280	25,280
Asia	354	359
Total strategic capital segment	38,891	40,168
Total segment assets	46,429,882	31,630,924

Reconciling items:
Investments in and advances to unconsolidated entities	7,602,014	6,237,371
Assets held for sale or contribution	1,070,724	720,685
Lease right-of-use assets	125,670	111,439
Cash and cash equivalents	598,086	1,088,855
Other assets	238,629	242,576
Total reconciling items	9,635,123	8,400,926
Total assets	$56,065,005	$40,031,850

(1)	This includes compensation, personnel costs and PPP awards for employees who were located in the U.S. but also support other geographies.

(2)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at December 31, 2020 and 2019.

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2020, 2019 and 2018 included the following:

•

We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 3 for more information on this transaction. Additionally, USLV assumed debt as part of the IPT Transaction. See Note 8 for more information on the assumption of debt.

•	As partial consideration for the disposition of a portfolio of properties during 2020, the buyer assumed debt of $169.8 million.

•

We recognized Lease Right-Of-Use (“ROU”) Assets and Lease Liabilities on the Consolidated Balance Sheets, including new leases, renewals and modifications in 2020 of $47.8 million each, related to leases in which we are the lessee. We adopted the new lease standard on January 1, 2019 and recognized Lease ROU Assets of $523.8 million and Lease Liabilities of $527.3 million in 2019.

•

We capitalized $22.4 million, $21.4 million and $26.4 million in 2020, 2019 and 2018, respectively, of equity-based compensation expense. Beginning January 1, 2019, upon adoption of the new lease standard internal costs related to our leasing activities are expensed as incurred.

•

We received $433.7 million, $646.8 million and $386.7 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2020, 2019 and 2018, respectively, as disclosed in Note 5. Included in 2019 was our initial 20.0% investment in PBLV in exchange for our contribution of the initial portfolio of properties to PBLV upon formation.

•	We reinvested distributions from unconsolidated co-investment ventures of $45.6 million and $80.9 million and increased our ownership in 2020 and 2019, respectively.

•	We issued 0.7 million and 1.2 million shares in 2020 and 2019, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We issued 0.5 million common limited partnership units for $48.5 million as partial consideration for the acquisition of properties in 2020. See Note 11 for more information.

•	We received $23.7 million of equity interests in PCCLF for the contribution of real estate properties from Prologis China Logistics Venture II, LP in 2020.

•	We and our existing partner in Prologis China Logistics Venture I, LP received equity interests in the newly formed PCCLF for the contribution of the existing portfolio of assets in 2019.

•	We purchased our partners’ interest in a consolidated venture through the distribution of an operating property for $11.4 million in 2019.

•	We formed a consolidated venture into which our partner contributed $11.8 million of land in 2018.

•	We completed the DCT Transaction on August 22, 2018 for $8.5 billion through the issuance of equity and the assumption of debt. See Note 3 for more information on this transaction.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2020:
Rental revenues	$878,807	$944,366	$980,148	$987,810
Total revenues	$978,241	$1,266,124	$1,082,773	$1,111,597
Rental expenses	$(227,618)	$(232,109)	$(245,490)	$(246,846)
Gains on dispositions of development properties and land, net	$162,750	$86,416	$134,207	$81,569
Gains on other dispositions of investments in real estate, net	$31,491	$43,939	$108,927	$67,838
Operating income	$468,057	$611,987	$556,520	$482,380
Consolidated net earnings	$521,164	$454,938	$332,521	$308,007
Net earnings attributable to common stockholders	$489,418	$404,539	$298,695	$280,470
Net earnings per share attributable to common stockholders – Basic (1)	$0.70	$0.55	$0.40	$0.38
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.70	$0.54	$0.40	$0.38
2019:
Rental revenues	$696,807	$700,689	$710,465	$723,857
Total revenues	$772,052	$790,372	$942,181	$826,016
Rental expenses	$(188,068)	$(181,138)	$(180,864)	$(184,196)
Gains on dispositions of development properties and land, net	$42,441	$196,941	$63,935	$164,260
Gains on other dispositions of investments in real estate, net	$145,767	$27,254	$59,379	$157,841
Operating income	$376,590	$442,056	$471,480	$559,640
Consolidated net earnings	$373,765	$410,826	$491,013	$426,242
Net earnings attributable to common stockholders	$347,047	$383,784	$450,639	$385,480
Net earnings per share attributable to common stockholders – Basic (1)	$0.55	$0.61	$0.71	$0.61
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.55	$0.60	$0.71	$0.61

Prologis, L.P.
2020:
Rental revenues	$878,807	$944,366	$980,148	$987,810
Total revenues	$978,241	$1,266,124	$1,082,773	$1,111,597
Rental expenses	$(227,618)	$(232,109)	$(245,490)	$(246,846)
Gains on dispositions of development properties and land, net	$162,750	$86,416	$134,207	$81,569
Gains on other dispositions of investments in real estate, net	$31,491	$43,939	$108,927	$67,838
Operating income	$468,057	$611,987	$556,520	$482,380
Consolidated net earnings	$521,164	$454,938	$332,521	$308,007
Net earnings attributable to common unitholders	$503,388	$416,189	$307,069	$288,097
Net earnings per unit attributable to common unitholders – Basic (1)	$0.70	$0.55	$0.40	$0.38
Net earnings per unit attributable to common unitholders – Diluted (1)(2)	$0.70	$0.54	$0.40	$0.38
2019:
Rental revenues	$696,807	$700,689	$710,465	$723,857
Total revenues	$772,052	$790,372	$942,181	$826,016
Rental expenses	$(188,068)	$(181,138)	$(180,864)	$(184,196)
Gains on dispositions of development properties and land, net	$42,441	$196,941	$63,935	$164,260
Gains on other dispositions of investments in real estate, net	$145,767	$27,254	$59,379	$157,841
Operating income	$376,590	$442,056	$471,480	$559,640
Consolidated net earnings	$373,765	$410,826	$491,013	$426,242
Net earnings attributable to common unitholders	$357,621	$395,470	$463,997	$396,527
Net earnings per unit attributable to common unitholders – Basic (1)	$0.55	$0.61	$0.71	$0.61
Net earnings per unit attributable to common unitholders – Diluted (1)(2)	$0.55	$0.60	$0.71	$0.61

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

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2020
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties (d)

U.S. Markets
Atlanta	116	(d)	261,566	1,016,540	317,849	281,825	1,314,130	1,595,955	(252,437)	1994-2020
Austin	10		12,783	52,335	9,009	12,837	61,290	74,127	(25,055)	1994-2015
Baltimore/Washington D.C.	75	(d)	300,564	722,249	186,875	312,814	896,874	1,209,688	(129,013)	1995-2020
Central PA	33		240,657	955,273	113,300	253,737	1,055,493	1,309,230	(175,222)	2002-2020
Central Valley	33	(d)	160,963	386,853	758,043	178,444	1,127,415	1,305,859	(184,917)	1999-2020
Charlotte	37	(d)	93,695	273,544	81,523	104,768	343,994	448,762	(51,437)	1994-2020
Chicago	193	(d)	718,152	2,073,268	454,347	747,058	2,498,709	3,245,767	(578,271)	1995-2020
Cincinnati	35	(d)	62,241	280,877	123,422	69,743	396,797	466,540	(60,109)	1996-2020
Columbus	26	(d)	31,733	161,881	60,539	34,683	219,470	254,153	(84,430)	1996-2020
Dallas/Fort Worth	164	(d)	353,302	1,472,061	379,898	377,457	1,827,804	2,205,261	(389,041)	1994-2020
Denver	36		103,427	295,412	128,095	101,834	425,100	526,934	(121,543)	1993-2019
Houston	179	(d)	366,568	1,873,268	237,476	409,365	2,067,947	2,477,312	(227,974)	1993-2020
Indianapolis	22		22,798	148,741	59,603	26,164	204,978	231,142	(56,037)	1995-2020
Jacksonville	1		-	2,892	273	-	3,165	3,165	(2,494)	2011
Las Vegas	52		125,176	261,616	217,118	120,839	483,071	603,910	(93,472)	1996-2019
Lehigh Valley	55		852,286	1,902,902	253,954	924,487	2,084,655	3,009,142	(121,431)	2004-2020
Louisville	12		48,237	258,025	46,183	50,633	301,812	352,445	(73,870)	2005-2020
Nashville	21		61,126	236,777	62,631	62,717	297,817	360,534	(51,601)	1995-2019
New Jersey/New York City	128	(d)	1,469,070	1,865,445	565,329	1,478,901	2,420,943	3,899,844	(585,688)	1996-2020
Orlando	74		138,215	513,462	98,991	147,199	603,469	750,668	(97,255)	1994-2020
Phoenix	46		135,243	394,219	254,259	148,027	635,694	783,721	(72,123)	1992-2020
Portland	39	(e)	118,738	276,956	77,107	134,824	337,977	472,801	(43,667)	2006-2020
Reno	16	(d)	23,918	142,279	89,701	25,393	230,505	255,898	(76,740)	1994-2015
San Antonio	20	(d)	25,735	95,828	42,620	25,958	138,225	164,183	(57,852)	1994-2016
San Francisco Bay Area	225	(d)	977,606	1,615,008	445,972	987,471	2,051,115	3,038,586	(686,136)	1993-2020
Seattle	98	(e)	629,092	1,107,409	279,649	648,115	1,368,035	2,016,150	(205,279)	2008-2020
South Florida	110	(d)	511,731	917,668	249,439	525,570	1,153,268	1,678,838	(247,745)	1994-2020
Southern California	350	(d)(e)	3,230,864	4,726,603	1,298,305	3,406,330	5,849,442	9,255,772	(1,380,360)	2005-2020
Subtotal U.S. Markets:	2,206		11,075,486	24,029,391	6,891,510	11,597,193	30,399,194	41,996,387	(6,131,199)

Other Americas Markets
Canada	33	(d)	260,142	389,451	269,044	288,184	630,453	918,637	(132,351)	2008-2020
Mexico	1		730	2,287	3,132	1,942	4,207	6,149	(1,767)	2011
Subtotal Other Americas Markets:	34		260,872	391,738	272,176	290,126	634,660	924,786	(134,118)

Europe Markets
France	4		11,560	5,248	44,161	10,071	50,898	60,969	(1,937)	2018-2020
Germany	2		11,401	5,918	854	11,401	6,772	18,173	(4,474)	2011
Spain	6		13,446	39,696	22,948	12,723	63,367	76,090	(17,339)	2011-2018
U.K.	2		60,218	28,711	3,113	60,226	31,816	92,042	(3,557)	2018-2019
Subtotal Europe Markets:	14		96,625	79,573	71,076	94,421	152,853	247,274	(27,307)

Asia Markets
Japan	2	(d)	35,667	-	159,733	35,936	159,464	195,400	(15,293)	2016-2019
Singapore	5		-	139,576	4,196	-	143,772	143,772	(62,424)	2011
Subtotal Asia Markets:	7		35,667	139,576	163,929	35,936	303,236	339,172	(77,717)
Total Operating Properties	2,261		11,468,650	24,640,278	7,398,691	12,017,676	31,489,943	43,507,619	(6,370,341)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2020				Date of
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Construction/ Acquisition (f)
Development Portfolio

U.S. Markets
Atlanta	1		3,407	-	6,699	3,407	6,699	10,106
Baltimore/Washington	4		40,230	-	4,580	40,230	4,580	44,810
Central Valley	2		2,459	-	20,969	2,459	20,969	23,428		2020
Chicago	1		7,004	-	21,373	7,004	21,373	28,377		2020
Cincinnati	1		1,272	-	-	1,272	-	1,272
Dallas/Ft. Worth	5		8,799	-	59,543	8,799	59,543	68,342		2020
Denver	1		2,661	-	16,186	2,661	16,186	18,847		2020
Houston	1		2,212	-	9,430	2,212	9,430	11,642		2020
Indianapolis	1		2,153	-	623	2,153	623	2,776
Las Vegas	2		38,395	-	7,578	38,395	7,578	45,973
Lehigh Valley	2		62,916	-	39,375	62,916	39,375	102,291
Louisville	2		7,910	-	10,831	7,910	10,831	18,741		2020
Nashville	2		5,281	-	492	5,281	492	5,773
New Jersey/New York City	1		3,350	-	6,377	3,350	6,377	9,727
Orlando	2		11,693	-	12,668	11,693	12,668	24,361
Phoenix	5		19,482	10,742	19,434	19,482	30,176	49,658		2020
Portland	2		11,298	-	28,741	11,298	28,741	40,039
Reno	1		1,471	-	13,201	1,471	13,201	14,672
San Francisco Bay Area	4		15,841	-	40,765	15,841	40,765	56,606		2020
Seattle	2		27,130	-	13,349	27,130	13,349	40,479		2020
South Florida	1		8,886	2,637	8,100	8,886	10,737	19,623		2020
Southern California	3		21,242	-	13,777	21,242	13,777	35,019
Subtotal U.S. Markets:	46		305,092	13,379	354,091	305,092	367,470	672,562

Other Americas Markets
Canada	2		22,775	-	30,653	22,775	30,653	53,428
Mexico	2		13,228	-	6,696	13,228	6,696	19,924
Subtotal Other Americas Markets:	4		36,003	-	37,349	36,003	37,349	73,352

Europe Markets
Czech Republic	2		3,709	-	13,242	3,709	13,242	16,951		2020
France	2		14,754	-	30,611	14,754	30,611	45,365		2020
Germany	3		15,184	-	47,035	15,184	47,035	62,219		2020
Italy	6		38,445	-	43,873	38,445	43,873	82,318		2020
Netherlands	3		15,343	-	39,003	15,343	39,003	54,346		2020
Poland	2		10,481	-	37,720	10,481	37,720	48,201
Slovakia	2		5,146	-	12,461	5,146	12,461	17,607		2020
U.K.	6		139,243	-	92,829	139,243	92,829	232,072
Subtotal Europe Markets:	26		242,305	-	316,774	242,305	316,774	559,079

Asia Markets
Japan	9	(d)	210,925	-	366,693	210,925	366,693	577,618		2020
Subtotal Asia Markets:	9		210,925	-	366,693	210,925	366,693	577,618
Total Development Portfolio	85		794,325	13,379	1,074,907	794,325	1,088,286	1,882,611

GRAND TOTAL	2,346		12,262,975	24,653,657	8,473,598	12,812,001	32,578,229	45,390,230	(6,370,341)

Schedule III – Footnotes

(a)	The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2020 (in thousands):

Total operating properties and development portfolio per Schedule III	$45,390,230	(g)
Land	1,606,358
Other real estate investments (i)	3,387,740
Total per Consolidated Balance Sheets	$50,384,328

(i)

Other real estate investments includes non-strategic assets acquired in the Liberty Transaction that are not held for long-term investment and the net book value of such assets as of December 31, 2020.

(b)	The aggregate cost for federal tax purposes at December 31, 2020, of our real estate assets was approximately $36 billion (unaudited).

(c)

Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 35 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2020 (in thousands):

Total accumulated depreciation per Schedule III	$6,370,341	(g)
Accumulated depreciation on other real estate investments	168,815
Total per Consolidated Balance Sheets	$6,539,156

(d)

Properties with an aggregate undepreciated cost of $1.6 billion secure $639.0 million of mortgage notes. See Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)

Assessment bonds of $10.3 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $622.5 million. The assessment bonds are included in term loans and unsecured other debt in Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)	Date of construction is provided for properties in the development portfolio that were completed but not yet stabilized.

(g)	The following table summarizes our real estate assets and accumulated depreciation per Schedule III for the years ended December 31 (in thousands):

	2020	2019	2018
Real estate assets:
Balance at beginning of year	$33,157,100	$32,774,956	$24,178,816
Acquisitions of and improvements to operating properties, development activity and net effect of changes in foreign exchange rates and other	13,985,898	2,821,919	10,106,651
Basis of operating properties disposed of	(1,045,128)	(1,471,764)	(1,461,458)
Change in the development portfolio balance, including the acquisition of properties	13,345	(273,534)	549,312
Assets transferred to held for sale and contribution	(720,985)	(694,477)	(598,365)
Balance at end year	$45,390,230	$33,157,100	$32,774,956

Accumulated depreciation:
Balance at beginning of year	$5,294,212	$4,550,958	$3,971,501
Depreciation expense	1,112,075	843,872	703,215
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(35,083)	(77,583)	(119,029)
Assets transferred to held for sale and contribution	(863)	(23,035)	(4,729)
Balance at end of year	$6,370,341	$5,294,212	$4,550,958

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

3.12	Prologis, Inc. Articles of Amendment, dated May 4, 2020 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report Form 8-K filed on May 4, 2020).

4.1†	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 12, 2011).
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

4.14	Form of 2.750% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.15	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.16	3.350% Notes due 2021 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 1, 2013).
4.17	Form of 3.000% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).
4.18	Form of 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.19	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.20	Form of 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.21	Form of 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.22	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 of Prologis’ Current Report on Form 8-K filed October 30, 2015).
4.23	Form of Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on January 26, 2018).

4.24	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.25	Form of Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on January 26, 2018).
4.26	Form of 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.27	Form of 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.28	Form of 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on July 31, 2018).
4.29	Form of 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.30	Form of 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.31	Form of 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.32	Form of 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.33	Form of 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 10-Q filed on April 23, 2019).

4.34	Form of 0.250% Notes due 2027 9incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).

4.35	Form of 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).

4.36	Form of 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).

4.37	Form of Officers’ Certificate related to the 3.375% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed February 18, 2014).
4.38	Form of Officer’s Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.39	Form of Officer’s Certificate related to 1.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 6, 2014).
4.40	Form of Officers’ Certificate related to the 1.375% Notes due 2021 (incorporated by reference to Exhibit 4.1 of Prologis’ Current Report on Form 8-K filed May 12, 2015).
4.41	Form of Officers’ Certificate related to the 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on October 30, 2015).
4.42	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.43	Form of Officers’ Certificate related to Floating Rate Notes due 2020 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on January 26, 2018.
4.44	Form of Officer’s Certificate related to 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.45	Form of Officer’s Certificate related to 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).

4.46	Form of Officers’ Certificate related to 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.47	Form of Officers’ Certificate related to 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.48	Form of Officers’ Certificate related to 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.49	Form of Officers’ Certificate related to 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.8 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.50	Form of Officer’s Certificate related to 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).
4.51	Form of Officer’s Certificate related to the 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 10-Q filed in April 23, 2019).
4.52	Form of Officer’s Certificate related to the 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.53	Form of Officer’s Certificate related to the 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.54	Form of Officer’s Certificate related to the 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.55	Form of Officers’ Certificate related to the 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.56	Form of 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.57	Form of Officers’ Certificate related to the 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.58	Form of 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.59

Form of Officers’ Certificate related to the Floating Rates Notes due 2022 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.60	Form of Floating Rate Notes due 2022 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.61	Form of Officers’ Certificate related to the 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.62	Form of 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.63	Form of Officers’ Certificate related to the 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.64	Form of 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.65	Form of Officers’ Certificate related to the 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.66	Form of 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.67	Form of Officers’ Certificate related to the 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).

4.68	Form of 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.8 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.69	Form of Officers’ Certificate related to the 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.70	Form of 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.71	Form of Officers’ Certificate related to the 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.72	Form of 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.73	Form of Officers’ Certificate related to the 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.74	Form of 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.75	Form of Officers’ Certificate related to the 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.76	Form of 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.77	Form of Officers’ Certificate related to the 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.78	Form of 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.79	Form of Officers’ Certificate related to the 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.80	Form of 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.81	Form of Officers’ Certificate related to the 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.82	Form of 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.83	Form of Officers’ Certificate related to the 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.84	Form of 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.85	Form of Officers’ Certificate related to the Floating Rate Notes due 2022 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on December 23, 2020).
4.86	Form of Floating Rate Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on December 23, 2020).

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

10.61	Prologis, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on May 4, 2020).

10.62

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

10.63

Guaranty of Payment, dated as of July 10, 2020, between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Sixth Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Prologis' Current Report Form 8-K filed on July 14, 2020).

10.64*

Form of First Amendment to Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.65*	Form of LTIP Unit Award Agreement (Omnibus 2020) (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.66*	Form of LTIP Unit Award Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.67*	Form of Outperformance Plan LTIP Unit Award Agreement for Named Executive Officers (2020) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.68*	Form of Outperformance Plan LTIP Unit Award Agreement (General 2020) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.69*	Form of Deferred Compensation LTIP Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.70*	Form of RSU Agreement (Global 2020) (incorporated by reference to Exhibit 10.7 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.71*	Form of RSU Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.8 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.72*	Form of RSU Agreement (LTIP Unit Election 2020) (incorporated by reference to Exhibit 10.9 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Supplemental United States Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to Prologis’ Current Report on Form 8-K filed June 20, 2016).
99.2	Blackout Notice provided to directors and executive officers of Prologis. (incorporated by reference to Exhibit 99.1 to Prologis’ Current Report on Form 8-K filed November 22, 2019).

101. INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101. SCH†	Inline XBRL Taxonomy Extension Schema
101. CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101. DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101. LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
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

Date: February 10, 2021

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 10, 2021
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 10, 2021
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 10, 2021
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 10, 2021
Cristina G. Bita

/s/ George L. Fotiades	Director	February 10, 2021
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 10, 2021
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 10, 2021
Irving F. Lyons III

/s/ Avid Modjtabai	Director	February 10, 2021
Avid Modjtabai

/s/ David P. O’Connor	Director	February 10, 2021
David P. O’Connor

/s/ Olivier Piani	Director	February 10, 2021
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 10, 2021
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 10, 2021
Carl B. Webb

/s/ William D. Zollars	Director	February 10, 2021
William D. Zollars

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 10, 2021

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 10, 2021
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 10, 2021
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 10, 2021
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 10, 2021
Cristina G. Bita

/s/ George L. Fotiades	Director	February 10, 2021
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 10, 2021
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 10, 2021
Irving F. Lyons III

/s/ Avid Modjtabai	Director	February 10, 2021
Avid Modjtabai

/s/ David P. O’Connor	Director	February 10, 2021
David P. O’Connor

/s/ Olivier Piani	Director	February 10, 2021
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 10, 2021
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 10, 2021
Carl B. Webb

/s/ William D. Zollars	Director	February 10, 2021
William D. Zollars