Form 10-Q
period 2021-03-31
Prologis, Inc.; Prologis, L.P.
filed 2021-04-27
CIK 1045609, 1045610

Sol

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Prologis, Inc.’s common stock outstanding at April 23, 2021, was approximately 739,773,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At March 31, 2021, the Parent owned 97.25% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.75% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Investments in real estate properties	$50,459,365	$50,384,328
Less accumulated depreciation	6,823,824	6,539,156
Net investments in real estate properties	43,635,541	43,845,172
Investments in and advances to unconsolidated entities	7,514,840	7,602,014
Assets held for sale or contribution	1,055,751	1,070,724
Net investments in real estate	52,206,132	52,517,910

Cash and cash equivalents	676,074	598,086
Other assets	2,850,603	2,949,009
Total assets	$55,732,809	$56,065,005

LIABILITIES AND EQUITY
Liabilities:
Debt	$16,503,458	$16,849,076
Accounts payable and accrued expenses	1,138,924	1,143,372
Other liabilities	1,705,224	1,747,977
Total liabilities	19,347,606	19,740,425

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2021 and December 31, 2020	63,948	63,948
Common stock; $0.01 par value; 739,746 shares and 739,381 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	7,397	7,394
Additional paid-in capital	35,454,066	35,488,634
Accumulated other comprehensive loss	(1,021,551)	(1,193,739)
Distributions in excess of net earnings	(2,495,343)	(2,394,690)
Total Prologis, Inc. stockholders’ equity	32,008,517	31,971,547
Noncontrolling interests	4,376,686	4,353,033
Total equity	36,385,203	36,324,580
Total liabilities and equity	$55,732,809	$56,065,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental	$1,021,656	$878,807
Strategic capital	119,961	96,591
Development management and other	6,699	2,843
Total revenues	1,148,316	978,241
Expenses:
Rental	277,884	227,618
Strategic capital	49,450	46,574
General and administrative	78,032	69,689
Depreciation and amortization	397,575	345,970
Other	3,444	14,574
Total expenses	806,385	704,425

Operating income before gains on real estate transactions, net	341,931	273,816
Gains on dispositions of development properties and land, net	173,643	162,750
Gains on other dispositions of investments in real estate, net	16,623	31,491
Operating income	532,197	468,057

Other income (expense):
Earnings from unconsolidated entities, net	67,049	88,730
Interest expense	(71,281)	(75,642)
Interest and other income, net	4,746	370
Foreign currency and derivative gains, net	80,152	113,329
Losses on early extinguishment of debt, net	(187,453)	(42,767)
Total other income (expense)	(106,787)	84,020
Earnings before income taxes	425,410	552,077
Total income tax expense	25,717	30,913
Consolidated net earnings	399,693	521,164
Less net earnings attributable to noncontrolling interests	32,346	30,111
Net earnings attributable to controlling interests	367,347	491,053
Less preferred stock dividends	1,532	1,635
Net earnings attributable to common stockholders	$365,815	$489,418

Weighted average common shares outstanding – Basic	738,998	698,272
Weighted average common shares outstanding – Diluted	764,958	723,983

Net earnings per share attributable to common stockholders – Basic	$0.50	$0.70

Net earnings per share attributable to common stockholders – Diluted	$0.49	$0.70

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Consolidated net earnings	$399,693	$521,164
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	171,759	(133,533)
Unrealized gains (losses) on derivative contracts, net	4,821	(23,448)
Comprehensive income	576,273	364,183
Net earnings attributable to noncontrolling interests	(32,346)	(30,111)
Other comprehensive loss (income) attributable to noncontrolling interests	(4,392)	5,027
Comprehensive income attributable to common stockholders	$539,535	$339,099

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2021	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	367,347	32,346	399,693
Effect of equity compensation plans	-	360	3	4,039	-	-	27,298	31,340
Capital contributions	-	-	-	-	-	-	120	120
Redemption of noncontrolling interests	-	5	-	233	-	-	(31,605)	(31,372)
Foreign currency translation gains, net	-	-	-	-	167,499	-	4,260	171,759
Unrealized gains on derivative contracts, net	-	-	-	-	4,689	-	132	4,821
Reallocation of equity	-	-	-	(38,816)	-	-	38,816	-
Dividends ($0.63 per common share) and other distributions	-	-	-	(24)	-	(468,000)	(47,714)	(515,738)
Balance at March 31, 2021	$63,948	739,746	$7,397	$35,454,066	$(1,021,551)	$(2,495,343)	$4,376,686	$36,385,203

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	Interests	Equity
Balance at January 1, 2020	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784
Consolidated net earnings	-	-	-	-	-	491,053	30,111	521,164
Effect of equity compensation plans	-	518	5	(3,121)	-	-	26,439	23,323
Liberty Transaction, net of issuance costs	-	106,723	1,067	9,801,412	-	-	211,567	10,014,046
Repurchases of common shares	-	(539)	(5)	(34,824)	-	-	-	(34,829)
Capital contributions	-	-	-	-	-	-	916,974	916,974
Redemption of noncontrolling interests	-	64	1	2,783	-	-	(19,595)	(16,811)
Foreign currency translation losses, net	-	-	-	-	(129,161)	-	(4,372)	(133,533)
Unrealized losses on derivative contracts, net	-	-	-	-	(22,793)	-	(655)	(23,448)
Reallocation of equity	-	-	-	(69,327)	-	-	69,327	-
Dividends ($0.58 per common share) and other distributions	-	-	-	(9)	-	(430,766)	(132,025)	(562,800)
Balance at March 31, 2020	$68,948	738,563	$7,386	$35,416,341	$(1,142,352)	$(2,090,881)	$4,516,428	$36,775,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Consolidated net earnings	$399,693	$521,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(36,658)	(23,738)
Equity-based compensation awards	34,575	31,808
Depreciation and amortization	397,575	345,970
Earnings from unconsolidated entities, net	(67,049)	(88,730)
Operating distributions from unconsolidated entities	115,957	106,732
Decrease in operating receivables from unconsolidated entities	4,284	60,739
Amortization of debt discounts and debt issuance costs, net	2,091	1,175
Gains on dispositions of development properties and land, net	(173,643)	(162,750)
Gains on other dispositions of investments in real estate, net	(16,623)	(31,491)
Unrealized foreign currency and derivative gains, net	(81,726)	(109,726)
Losses on early extinguishment of debt, net	187,453	42,767
Deferred income tax expense	1,162	2,993
Decrease in accounts receivable and other assets	68,398	105,648
Decrease in accounts payable and accrued expenses and other liabilities	(18,795)	(123,468)
Net cash provided by operating activities	816,694	679,093
Investing activities:
Real estate development	(422,399)	(443,044)
Real estate acquisitions	(226,450)	(439,059)
Liberty Transaction, net of cash acquired	-	(22,659)
IPT Transaction, net of cash acquired	-	(1,664,555)
Tenant improvements and lease commissions on previously leased space	(71,140)	(39,396)
Property improvements	(8,071)	(13,639)
Proceeds from dispositions and contributions of real estate properties	727,609	723,887
Investments in and advances to unconsolidated entities	(141,764)	(251,673)
Return of investment from unconsolidated entities	37,632	139,900
Proceeds from repayment of notes receivable backed by real estate	-	4,312
Proceeds from the settlement of net investment hedges	-	2,352
Payments on the settlement of net investment hedges	(2,511)	(5,599)
Net cash used in investing activities	(107,094)	(2,009,173)
Financing activities:
Proceeds from issuance of common stock	709	850
Repurchase and retirement of common stock	-	(34,829)
Dividends paid on common and preferred stock	(468,000)	(430,766)
Noncontrolling interests contributions	120	916,974
Noncontrolling interests distributions	(47,714)	(132,025)
Settlement of noncontrolling interests	(31,372)	(16,811)
Tax paid with shares withheld	(16,955)	(22,736)
Debt and equity issuance costs paid	(11,661)	(31,118)
Net payments on credit facilities	(115,274)	(125,166)
Repurchase of and payments on debt	(1,931,983)	(4,065,075)
Proceeds from the issuance of debt	2,029,817	4,991,113
Net cash provided by (used in) financing activities	(592,313)	1,050,411

Effect of foreign currency exchange rate changes on cash	(39,299)	(1,315)
Net increase (decrease) in cash and cash equivalents	77,988	(280,984)
Cash and cash equivalents, beginning of period	598,086	1,088,855
Cash and cash equivalents, end of period	$676,074	$807,871

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2021	December 31, 2020
ASSETS
Investments in real estate properties	$50,459,365	$50,384,328
Less accumulated depreciation	6,823,824	6,539,156
Net investments in real estate properties	43,635,541	43,845,172
Investments in and advances to unconsolidated entities	7,514,840	7,602,014
Assets held for sale or contribution	1,055,751	1,070,724
Net investments in real estate	52,206,132	52,517,910

Cash and cash equivalents	676,074	598,086
Other assets	2,850,603	2,949,009
Total assets	$55,732,809	$56,065,005

LIABILITIES AND CAPITAL
Liabilities:
Debt	$16,503,458	$16,849,076
Accounts payable and accrued expenses	1,138,924	1,143,372
Other liabilities	1,705,224	1,747,977
Total liabilities	19,347,606	19,740,425

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	31,944,569	31,907,599
Limited partners – common	555,176	523,954
Limited partners – Class A common	348,048	345,553
Total partners’ capital	32,911,741	32,841,054
Noncontrolling interests	3,473,462	3,483,526
Total capital	36,385,203	36,324,580
Total liabilities and capital	$55,732,809	$56,065,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental	$1,021,656	$878,807
Strategic capital	119,961	96,591
Development management and other	6,699	2,843
Total revenues	1,148,316	978,241
Expenses:
Rental	277,884	227,618
Strategic capital	49,450	46,574
General and administrative	78,032	69,689
Depreciation and amortization	397,575	345,970
Other	3,444	14,574
Total expenses	806,385	704,425

Operating income before gains on real estate transactions, net	341,931	273,816
Gains on dispositions of development properties and land, net	173,643	162,750
Gains on other dispositions of investments in real estate, net	16,623	31,491
Operating income	532,197	468,057

Other income (expense):
Earnings from unconsolidated entities, net	67,049	88,730
Interest expense	(71,281)	(75,642)
Interest and other income, net	4,746	370
Foreign currency and derivative gains, net	80,152	113,329
Losses on early extinguishment of debt, net	(187,453)	(42,767)
Total other income (expense)	(106,787)	84,020
Earnings before income taxes	425,410	552,077
Total income tax expense	25,717	30,913
Consolidated net earnings	399,693	521,164
Less net earnings attributable to noncontrolling interests	22,078	16,141
Net earnings attributable to controlling interests	377,615	505,023
Less preferred unit distributions	1,532	1,635
Net earnings attributable to common unitholders	$376,083	$503,388

Weighted average common units outstanding – Basic	751,679	710,141
Weighted average common units outstanding – Diluted	764,958	723,983

Net earnings per unit attributable to common unitholders – Basic	$0.50	$0.70

Net earnings per unit attributable to common unitholders – Diluted	$0.49	$0.70

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Consolidated net earnings	$399,693	$521,164
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	171,759	(133,533)
Unrealized gains (losses) on derivative contracts, net	4,821	(23,448)
Comprehensive income	576,273	364,183
Net earnings attributable to noncontrolling interests	(22,078)	(16,141)
Other comprehensive loss attributable to noncontrolling interests	476	663
Comprehensive income attributable to common unitholders	$554,671	$348,705

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2021	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	367,347	-	6,277	-	3,991	22,078	399,693
Effect of equity compensation plans	-	-	360	4,042	1,055	27,298	-	-	-	31,340
Capital contributions	-	-	-	-	-	-	-	-	120	120
Redemption of limited partners units	-	-	5	233	(341)	(31,605)	-	-	-	(31,372)
Foreign currency translation gains (losses), net	-	-	-	167,499	-	2,911	-	1,825	(476)	171,759
Unrealized gains on derivative contracts, net	-	-	-	4,689	-	81	-	51	-	4,821
Reallocation of capital	-	-	-	(38,816)	-	36,630	-	2,186	-	-
Distributions ($0.63 per common unit) and other	-	-	-	(468,024)	-	(10,370)	-	(5,558)	(31,786)	(515,738)
Balance at March 31, 2021	1,279	$63,948	739,746	$31,944,569	12,856	$555,176	8,595	$348,048	$3,473,462	$36,385,203

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2020	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784
Consolidated net earnings	-	-	-	491,053	-	8,319	-	5,651	16,141	521,164
Effect of equity compensation plans	-	-	518	(3,116)	1,191	26,439	-	-	-	23,323
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,479	2,288	210,190	-	-	1,377	10,014,046
Repurchases of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Capital contributions	-	-	-	-	-	-	-	-	916,974	916,974
Redemption of limited partners units	-	-	64	2,784	(254)	(19,595)	-	-	-	(16,811)
Foreign currency translation losses, net	-	-	-	(129,161)	-	(2,301)	-	(1,408)	(663)	(133,533)
Unrealized losses on derivative contracts, net	-	-	-	(22,793)	-	(406)	-	(249)	-	(23,448)
Reallocation of capital	-	-	-	(69,327)	-	4,977	-	64,350	-	-
Distributions ($0.58 per common unit) and other	-	-	-	(430,775)	-	(9,218)	-	(5,570)	(117,237)	(562,800)
Balance at March 31, 2020	1,379	$68,948	738,563	$32,190,494	13,158	$573,481	8,613	$350,961	$3,591,986	$36,775,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Consolidated net earnings	$399,693	$521,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(36,658)	(23,738)
Equity-based compensation awards	34,575	31,808
Depreciation and amortization	397,575	345,970
Earnings from unconsolidated entities, net	(67,049)	(88,730)
Operating distributions from unconsolidated entities	115,957	106,732
Decrease in operating receivables from unconsolidated entities	4,284	60,739
Amortization of debt discounts and debt issuance costs, net	2,091	1,175
Gains on dispositions of development properties and land, net	(173,643)	(162,750)
Gains on other dispositions of investments in real estate, net	(16,623)	(31,491)
Unrealized foreign currency and derivative gains, net	(81,726)	(109,726)
Losses on early extinguishment of debt, net	187,453	42,767
Deferred income tax expense	1,162	2,993
Decrease in accounts receivable and other assets	68,398	105,648
Decrease in accounts payable and accrued expenses and other liabilities	(18,795)	(123,468)
Net cash provided by operating activities	816,694	679,093
Investing activities:
Real estate development	(422,399)	(443,044)
Real estate acquisitions	(226,450)	(439,059)
Liberty Transaction, net of cash acquired	-	(22,659)
IPT Transaction, net of cash acquired	-	(1,664,555)
Tenant improvements and lease commissions on previously leased space	(71,140)	(39,396)
Property improvements	(8,071)	(13,639)
Proceeds from dispositions and contributions of real estate properties	727,609	723,887
Investments in and advances to unconsolidated entities	(141,764)	(251,673)
Return of investment from unconsolidated entities	37,632	139,900
Proceeds from repayment of notes receivable backed by real estate	-	4,312
Proceeds from the settlement of net investment hedges	-	2,352
Payments on the settlement of net investment hedges	(2,511)	(5,599)
Net cash used in investing activities	(107,094)	(2,009,173)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	709	850
Repurchase and retirement of common units	-	(34,829)
Distributions paid on common and preferred units	(483,928)	(445,554)
Noncontrolling interests contributions	120	916,974
Noncontrolling interests distributions	(31,786)	(117,237)
Redemption of common limited partnership units	(31,372)	(16,811)
Tax paid with shares of the Parent withheld	(16,955)	(22,736)
Debt and equity issuance costs paid	(11,661)	(31,118)
Net payments on credit facilities	(115,274)	(125,166)
Repurchase of and payments on debt	(1,931,983)	(4,065,075)
Proceeds from the issuance of debt	2,029,817	4,991,113
Net cash provided by (used in) financing activities	(592,313)	1,050,411

Effect of foreign currency exchange rate changes on cash	(39,299)	(1,315)
Net increase (decrease) in cash and cash equivalents	77,988	(280,984)
Cash and cash equivalents, beginning of period	598,086	1,088,855
Cash and cash equivalents, end of period	$676,074	$807,871

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2021, the Parent owned a 97.25% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.75% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the OP for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, and other public information.

Reclassifications. Lease right-of-use assets and lease liabilities have been reclassified in the Consolidated Financial Statements for 2020 to Other Assets and Other Liabilities, respectively, in order to conform to the 2021 financial statement presentation.

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

Index

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

Under acquisition accounting, the total purchase price was allocated to the Liberty real estate properties and related lease intangibles on a relative fair value basis. All other assets acquired and liabilities assumed, including debt, and real estate assets that we do not intend to operate long-term are recorded at fair value as follows (in millions):

Net investments in real estate	$12,636
Intangible assets, net of intangible liabilities	491
Cash and other assets	233
Debt	(2,845)
Accounts payable, accrued expenses and other liabilities	(383)
Noncontrolling interests	(1)
Total purchase price, including transaction costs	$10,131

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2021	2020	2021	2020	2021	2020
Operating properties:
Buildings and improvements	441,737	441,336	2,265	2,261	$31,520,177	$31,489,943
Improved land					12,025,439	12,017,676
Development portfolio, including land costs:
Prestabilized	5,572	6,076	18	24	480,918	553,266
Properties under development	22,990	22,004	62	61	1,550,798	1,329,345
Land (1)					1,699,738	1,606,358
Other real estate investments (2)					3,182,295	3,387,740
Total investments in real estate properties					50,459,365	50,384,328
Less accumulated depreciation					6,823,824	6,539,156
Net investments in real estate properties					$43,635,541	$43,845,172

(1)	At March 31, 2021 and December 31, 2020, our land was comprised of 5,113 and 5,304 acres, respectively.

(2)

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

Index

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Liberty Transaction as discussed in Note 2 (dollars and square feet in thousands):

	Three Months Ended March 31,
	2021	2020 (1)
Number of operating properties	1	137
Square feet	25	20,256
Acres of land	261	267
Acquisition cost of net investments in real estate	$229,050	$2,393,767

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

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended March 31,
	2021	2020
Dispositions of development properties and land, net (1)
Number of properties	8	11
Square feet	4,287	4,636
Net proceeds	$769,813	$633,563
Gains on dispositions of development properties and land, net	$173,643	$162,750

Other dispositions of investments in real estate, net
Number of properties	1	18
Square feet	476	2,305
Net proceeds	$23,342	$160,557
Gains on other dispositions of investments in real estate, net	$16,623	$31,491

(1)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures.

Leases

We recognized lease right-of-use assets of $462.8 million and $492.8 million within Other Assets and lease liabilities of $458.7 million and $487.0 million within Other Liabilities, for land and office space leases in which we are the lessee, on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.

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

We also have investments in other ventures, generally with one partner, which we account for using the equity method. We refer to our investments in both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

Index

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	March 31,	December 31,
	2021	2020
Unconsolidated co-investment ventures	$6,594,263	$6,685,567
Other ventures	920,577	916,447
Total	$7,514,840	$7,602,014

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2021	2020
Recurring fees	$91,037	$74,687
Transactional fees	20,878	19,960
Promote revenue	1,615	591
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$113,530	$95,238

(1)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
As of:	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Key property information:
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	710	706	230	229	778	768	179	167	1,897	1,870
Square feet	118	117	51	51	187	185	72	67	428	420

Financial position:
Total assets ($)	10,937	10,840	2,987	3,023	17,106	16,918	10,222	10,209	41,252	40,990
Third-party debt ($)	3,169	3,129	824	854	4,110	4,002	3,920	3,831	12,023	11,816
Total liabilities ($)	3,760	3,722	864	898	5,768	5,607	4,428	4,389	14,820	14,616

Our investment balance ($) (2)	1,892	1,886	810	811	3,065	3,152	827	837	6,594	6,686
Our weighted average ownership (3)	25.4%	25.6%	40.8%	40.8%	29.4%	30.0%	15.2%	15.2%	25.8%	26.1%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Mar 31, 2021	Mar 31, 2020	Mar 31, 2021	Mar 31, 2020	Mar 31, 2021	Mar 31, 2020	Mar 31, 2021	Mar 31, 2020	Mar 31, 2021	Mar 31, 2020
For the three months ended:
Total revenues ($)	254	233	75	68	338	290	159	138	826	729
Net earnings ($)	49	34	30	23	87	78	35	26	201	161

Our earnings from unconsolidated co-investment ventures, net ($)	13	9	12	9	28	25	6	4	59	47

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2021 and December 31, 2020, resulted principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($143.7 million and $165.6 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(3)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Index

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At March 31, 2021, our outstanding equity commitments were $341.2 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2021 to 2028 if they have not been previously called.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2021 and December 31, 2020. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities for each property.

Assets held for sale or contribution, including certain properties acquired through the Liberty Transaction and the IPT Transaction, consisted of the following (dollars and square feet in thousands):

	March 31,	December 31,
	2021	2020
Number of operating properties	80	66
Square feet	13,756	12,923
Total assets held for sale or contribution	$1,055,751	$1,070,724
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$21,828	$16,214

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	March 31, 2021			December 31, 2020
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (2)	Outstanding (3)	Interest Rate (1)	Term (2)	Outstanding (3)
Credit facilities	0.4%	3.3	$53,250	0.8%	2.0	$171,794
Senior notes	1.7%	12.1	14,433,868	2.0%	11.2	14,275,870
Term loans and unsecured other	0.9%	5.3	1,670,556	0.9%	5.6	1,764,311
Secured mortgage	5.4%	3.7	345,784	3.1%	3.0	637,101
Total	1.7%	11.2	$16,503,458	1.9%	10.2	$16,849,076

(1)

The interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average term represents the remaining maturity in years on the debt outstanding at period end.

(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2021			December 31, 2020
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,027,910	6.2%	2.2%	$1,019,480	6.1%
Canadian dollar	2.7%	288,045	1.7%	2.7%	285,708	1.7%
Euro	1.1%	6,963,034	42.2%	1.4%	6,549,676	38.8%
Japanese yen	0.8%	2,460,056	14.9%	0.8%	2,877,247	17.1%
U.S. dollar	2.6%	5,764,413	35.0%	2.8%	6,116,965	36.3%
Total	1.7%	$16,503,458		1.9%	$16,849,076

Credit Facilities

We have a global senior credit facility (the “Global Facility”) under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion (subject to currency fluctuations). Pricing under

Index

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

We also have a Japanese yen revolver (the “Revolver”) with total commitments of ¥55.0 billion ($496.4 million at March 31, 2021). We have the ability to increase the borrowing capacity of the Revolver to ¥75.0 billion ($676.9 million at March 31, 2021), subject to obtaining additional lender commitments. Pricing under the Revolver, including the spread over LIBOR, facility fees and letter of credit fees, varies based on the public debt ratings of the OP. At March 31, 2021, the Revolver was scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the satisfaction of certain conditions and payment of extension fees.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities.”

In April 2021, we entered into a second global senior credit facility under which we may draw in various currencies on a revolving basis in an aggregate amount up to $1.0 billion (subject to currency fluctuations). The second global senior credit facility is scheduled to mature in April 2024, subject to extension options.

Liquidity

The following table summarizes information about our available liquidity at March 31, 2021 (in millions):

Aggregate lender commitments
Credit Facilities	$4,019
Less:
Borrowings outstanding	53
Outstanding letters of credit	19
Current availability	$3,947
Available term loans	250
Cash and cash equivalents	676
Total liquidity	$4,873

Senior Notes

The following table summarizes the issuances and redemptions of senior notes during the three months ended March 31, 2021 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Initial Borrowing Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February	€1,350,000	$1,639,305	0.7%	14.3	February 2032 – 2041
February	$400,000	$400,000	1.6%	10.1	March 2031

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
March	€599,514	$715,700	3.4%	3.0	February 2024
March	$750,000	$750,000	3.8%	4.7	November 2025

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The interest rate represents the fixed or variable interest rate at the issuance or redemption date of the related debt.

(3)	The issuance date and redemption date weighted average term represent the remaining maturity in years on the related debt at the issuance or redemption date, respectively.

During the three months ended March 31, 2021, we used the net proceeds from the issuance of the senior notes to fund the senior note redemptions and for general corporate purposes.

Index

Early Extinguishment of Debt

During the three months ended March 31, 2021 and 2020, we recognized $187.5 million and $42.8 million of losses on the early extinguishment of debt, respectively. The losses during both periods were driven by the redemption of certain high interest rate senior notes before their stated maturity. We redeemed $1.5 billion of senior notes with stated maturities of 2024 and 2025, and $783.1 million of senior notes with a stated maturity of 2021, during the three months ended March 31, 2021 and 2020, respectively. The losses in 2020 included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt.

Term Loans

We did not borrow or pay down on the multi-currency term loan (“2017 Term Loan”) during the three months ended March 31, 2021. During the three months ended March 31, 2020, we borrowed a net $500.0 million.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2021 and for each year through the period ended December 31, 2025, and thereafter were as follows at March 31, 2021 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2021 (1)(2)	$-	$-	$260,135	$21,355	$281,490
2022 (1)	-	527,625	-	12,098	539,723
2023	-	-	135,244	34,072	169,316
2024 (3)	53,250	-	-	133,488	186,738
2025	-	45,127	-	143,766	188,893
Thereafter	-	13,931,343	1,281,618	2,468	15,215,429
Subtotal	53,250	14,504,095	1,676,997	347,247	16,581,589
Premiums (discounts), net	-	6,070	-	224	6,294
Debt issuance costs, net	-	(76,297)	(6,441)	(1,687)	(84,425)
Total	$53,250	$14,433,868	$1,670,556	$345,784	$16,503,458

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

(2)

Included in the 2021 maturities is the 2017 Term Loan. In April 2021, the 2017 Term Loan was terminated and the interest rate swap contracts associated with the outstanding balance of $250.3 million were settled.

(3)	Included in the 2024 maturities is the Revolver that can be extended until 2025.

Financial Debt Covenants

We had $14.4 billion of senior notes and $1.7 billion of term loans outstanding at March 31, 2021 that were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At March 31, 2021, we were in compliance with all of our financial debt covenants.

Guarantee of Finance Subsidiary Debt

We have finance subsidiaries as part of our operations in Europe (Prologis Euro Finance LLC), Japan (Prologis Yen Finance LLC) and the U.K. (Prologis Sterling Finance LLC) in order to mitigate our foreign currency risk by borrowing in the currencies in which we invest. These entities are 100% indirectly owned by the OP and all unsecured debt issued or to be issued by each entity is or will be fully and unconditionally guaranteed by the OP. There are no restrictions or limits on the OP’s ability to obtain funds from its subsidiaries by dividend or loan. In reliance on Rule 13-01 of Regulation S-X, the separate financial statements of Prologis Euro Finance LLC, Prologis Yen Finance LLC and Prologis Sterling Finance LLC are not provided.

Index

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,375,502	$3,385,110	$7,625,390	$7,663,800	$134,457	$145,131
Other consolidated entities (1)	various	various	97,960	98,416	1,055,677	1,066,129	72,204	73,987
Prologis, L.P.			3,473,462	3,483,526	8,681,067	8,729,929	206,661	219,118
Limited partners in Prologis, L.P. (2)(3)			903,224	869,507	-	-	-	-
Prologis, Inc.			$4,376,686	$4,353,033	$8,681,067	$8,729,929	$206,661	$219,118

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at March 31, 2021 and December 31, 2020 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)	We had 8.6 million Class A Units that were convertible into 8.0 million limited partnership units of the OP at March 31, 2021 and December 31, 2020.

(3)

At March 31, 2021 and December 31, 2020, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 8.2 million shares of the Parent’s common stock. Also included were the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan of 4.7 million at March 31, 2021 and 3.9 million at December 31, 2020. See further discussion of LTIP Units in Note 8.

NOTE 8. LONG-TERM COMPENSATION

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We allocate participation points or a percentage of the compensation pool to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3% of the excess value created, subject to a maximum as defined by each performance period. POP awards cannot be paid at a time when we meet the outperformance hurdle yet our absolute TSR is negative. If after seven years our absolute TSR has not been positive, the awards will be forfeited.

We granted participation points for the 2021 – 2023 performance period in January 2021, with a fair value of $30.3 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 0.2% and an expected volatility of 30.5%. The 2021 – 2023 performance period has an absolute maximum cap of $100 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement.

Index

The Outperformance Hurdle was met for the 2018 – 2020 performance period, which resulted in awards being earned at December 31, 2020. Additionally, awards were earned at December 31, 2020 for prior performance periods related to the compensation pool in excess of the initial award based on the terms of the POP awards granted prior to 2018. Awards of $100.0 million for the 2018 – 2020 performance period and $35.7 million in the aggregate for the 2016 – 2018 and 2017 – 2019 performance periods were awarded in January 2021 in the form of common stock, restricted stock units, POP LTIP Units and LTIP Units. POP award activity is included in Summary of Award Activity below.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the three months ended March 31, 2021 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2021	986	$80.32
Granted (1)	611	73.46
Vested and distributed	(337)	75.98
Forfeited	(90)	71.70
Balance at March 31, 2021	1,170	$78.65

(1)

Included in granted are unvested units based on the POP performance criteria being met for the 2018 – 2020 performance period and represented the earned award amounts. Unvested units are included in the award discussion above. These amounts also include awards earned for prior performance periods related to the compensation pool in excess of the initial award.

LTIP Units

The following table summarizes the activity for LTIP Units for the three months ended March 31, 2021 (units in thousands):

	Unvested	Unvested Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2021	3,052	$66.50
Granted (1)	1,253	58.63
Forfeited	(23)	31.80
Vested LTIP Units (2)	(791)	76.98
Balance at March 31, 2021	3,491	$61.53

(1)

Included in granted are unvested units based on the POP performance criteria being met for the 2018 – 2020 performance period and represented the earned award amounts. Unvested units are included in the award discussion above. These amounts also include awards earned for prior performance periods related to the compensation pool in excess of the initial award.

(2)	Vested LTIP Units include vested POP LTIP Units from prior performance periods.

Index

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2021	2020
Net earnings attributable to common stockholders – Basic	$365,815	$489,418
Net earnings attributable to exchangeable limited partnership units (1)	10,320	14,049
Adjusted net earnings attributable to common stockholders – Diluted	$376,135	$503,467

Weighted average common shares outstanding – Basic	738,998	698,272
Incremental weighted average effect on exchange of limited partnership units (1)	21,042	20,230
Incremental weighted average effect of equity awards	4,918	5,481
Weighted average common shares outstanding – Diluted (2)	764,958	723,983

Net earnings per share attributable to common stockholders:
Basic	$0.50	$0.70
Diluted	$0.49	$0.70

	Three Months Ended
	March 31,
Prologis, L.P.	2021	2020
Net earnings attributable to common unitholders	$376,083	$503,388
Net earnings attributable to Class A Units	(3,991)	(5,651)
Net earnings attributable to common unitholders – Basic	372,092	497,737
Net earnings attributable to Class A Units	3,991	5,651
Net earnings attributable to exchangeable other limited partnership units	52	79
Adjusted net earnings attributable to common unitholders – Diluted	$376,135	$503,467

Weighted average common partnership units outstanding – Basic	751,679	710,141
Incremental weighted average effect on exchange of Class A Units	8,062	8,062
Incremental weighted average effect on exchange of other limited partnership units	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,918	5,481
Weighted average common units outstanding – Diluted (2)	764,958	723,983

Net earnings per unit attributable to common unitholders:
Basic	$0.50	$0.70
Diluted	$0.49	$0.70

(1)

The exchangeable limited partnership units include the units as discussed in Note 7. Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
Class A Units	8,062	8,062
Other limited partnership units	299	299
Equity awards	7,179	7,709
Prologis, L.P.	15,540	16,070
Common limited partnership units	12,681	11,869
Prologis, Inc.	28,221	27,939

Index

NOTE 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	March 31, 2021		December 31, 2020
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$826	$-	$620	$66
British pound sterling	71	8,735	174	7,589
Canadian dollar	-	8,016	80	5,827
Chinese renminbi	34	499	-	717
Euro	16,096	287	73	6,247
Japanese yen	16,096	-	720	1,604
Swedish krona	1,214	868	-	2,355

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	3,251	3,125	-	2,081
Canadian dollar	-	14,799	-	9,847

Interest rate swaps
Cash flow hedges
Euro	-	14	-	9
U.S. dollar	-	28	-	140
Total fair value of derivatives	$37,588	$36,371	$1,667	$36,482

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2021							2020
	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	SEK	Other	Total
Notional amounts at January 1 ($)	163	474	207	252	38	28	1,162	120	581	178	182	31	15	1,107
New contracts ($)	3	83	11	25	5	-	127	-	809	294	60	9	19	1,191
Matured, expired or settled contracts ($)	(11)	(36)	(16)	(20)	(4)	(4)	(91)	(11)	(1,003)	(267)	(15)	(3)	(23)	(1,322)
Notional amounts at March 31 ($)	155	521	202	257	39	24	1,198	109	387	205	227	37	11	976

Weighted average forward rate at March 31	1.32	1.23	1.33	102.66	8.59			1.32	1.16	1.77	103.08	9.41
Active contracts at March 31	58	74	53	68	51			35	61	64	53	32

Index

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended
	March 31,
	2021	2020
Exercised contracts	25	33
Realized gains (losses) on the matured, expired or settled contracts	$(1)	$4
Unrealized gains on the change in fair value of outstanding contracts	$38	$47

Designated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2021			2020
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	377	135	512	97	387	484
New contracts ($)	250	300	550	-	324	324
Matured, expired or settled contracts ($)	(63)	-	(63)	-	(576)	(576)
Notional amounts at March 31 ($)	564	435	999	97	135	232

Weighted average forward rate at March 31	1.29	1.38		1.32	1.35
Active contracts at March 31	7	4		2	1

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the three months ended March 31 (in millions):

	2021			2020
	EUR (1)	USD (1)	Total	EUR	USD	Total
Notional amounts at January 1 ($)	165	250	415	-	-	-
New contracts ($)	-	-	-	165	750	915
Matured, expired or settled contracts ($)	-	-	-	-	(750)	(750)
Notional amounts at March 31 ($)	165	250	415	165	-	165

(1)

During the year ended December 31, 2020, we entered into interest rate swap contracts to effectively fix the interest rate on our euro senior notes issued in February 2020 and the U.S. dollar outstanding balance on our 2017 Term Loan. In April 2021, the 2017 Term Loan was terminated and the interest rate swap contracts associated with the outstanding balance were settled.

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries as of the quarter ended (in millions):

	March 31, 2021	December 31, 2020
British pound sterling	$956	$842

The following table summarizes the unrealized gains in Foreign Currency and Derivative Gains, Net on the remeasurement of the unhedged portion of our debt and accrued interest for the three months ended March 31 (in millions):

	Three Months Ended
	March 31,
	2021	2020
Unrealized gains on the unhedged portion	$46	$82

Index

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2021	2020
Derivative net investment hedges	$(5,266)	$25,359
Debt designated as nonderivative net investment hedges	(6,402)	32,750
Cumulative translation adjustment	183,427	(191,642)
Total foreign currency translation gains (losses), net	$171,759	$(133,533)

Cash flow hedges (1) (2)	$1,371	$(15,525)
Our share of derivatives from unconsolidated co-investment ventures	3,450	(7,923)
Total unrealized gains (losses) on derivative contracts, net	$4,821	$(23,448)
Total change in other comprehensive income (loss)	$176,580	$(156,981)

(1)

We estimate an additional expense of $4.4 million will be reclassified to Interest Expense over the next 12 months from March 31, 2021, due to the amortization of previously settled derivatives designated as cash flow hedges.

(2)

Included in the three months ended March 31, 2020 was $16.8 million in losses associated with the termination of four U.S. dollar treasury lock contracts with an aggregate notional amount of $750.0 million that fixed the interest rate on the forecasted issuance of U.S. dollar senior notes issued in February 2020.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Fair Value Measurements on a Recurring Basis

At March 31, 2021 and December 31, 2020, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2021 and December 31, 2020, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At March 31, 2021 and December 31, 2020, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At March 31, 2021 and December 31, 2020, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2021 and December 31, 2020, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The fair value of the senior notes decreased during the three months ended March 31, 2021 due to the increase in bond yields in the market as compared to the weighted average interest rates on our senior notes. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis and have taken the opportunity to refinance some of our debt at lower rates and longer maturities as discussed in Note 6.

Index

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$53,250	$53,250	$171,794	$171,794
Senior notes	14,433,868	14,598,729	14,275,870	15,452,381
Term loans and unsecured other	1,670,556	1,687,135	1,764,311	1,785,706
Secured mortgage	345,784	374,402	637,101	673,549
Total	$16,503,458	$16,713,516	$16,849,076	$18,083,430

NOTE 11. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development, and other real estate investments. Within this line of business, we utilize the following: (i) our land bank; (ii) the development expertise of our local teams; and (iii) our customer relationships. Land we own and lease to customers under land leases, along with land and buildings we lease, is also included in this segment.

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

Index

The following reconciliations are presented in thousands:

	Three Months Ended March 31,
	2021	2020
Revenues:
Real estate operations segment:
U.S.	$975,083	$829,383
Other Americas	23,893	26,079
Europe	18,856	15,502
Asia	10,523	10,686
Total real estate operations segment	1,028,355	881,650
Strategic capital segment:
U.S.	33,983	34,342
Other Americas	10,663	9,111
Europe	43,429	32,590
Asia	31,886	20,548
Total strategic capital segment	119,961	96,591

Total revenues	1,148,316	978,241

Segment net operating income:
Real estate operations segment:
U.S. (1)	709,303	602,604
Other Americas	17,595	19,456
Europe	13,191	10,155
Asia	6,938	7,243
Total real estate operations segment	747,027	639,458
Strategic capital segment:
U.S. (1)	8,302	13,624
Other Americas	7,906	5,179
Europe	32,171	20,594
Asia	22,132	10,620
Total strategic capital segment	70,511	50,017

Total segment net operating income	817,538	689,475

Reconciling items:
General and administrative expenses	(78,032)	(69,689)
Depreciation and amortization expenses	(397,575)	(345,970)
Gains on dispositions of development properties and land, net	173,643	162,750
Gains on other dispositions of investments in real estate, net	16,623	31,491
Operating income	532,197	468,057

Earnings from unconsolidated entities, net	67,049	88,730
Interest expense	(71,281)	(75,642)
Interest and other income, net	4,746	370
Foreign currency and derivative gains, net	80,152	113,329
Losses on early extinguishment of debt, net	(187,453)	(42,767)
Earnings before income taxes	$425,410	$552,077

Index

	March 31, 2021	December 31, 2020
Segment assets:
Real estate operations segment:
U.S.	$42,337,749	$42,559,023
Other Americas	1,168,322	1,145,699
Europe	1,634,170	1,604,393
Asia	905,369	1,081,876
Total real estate operations segment	46,045,610	46,390,991
Strategic capital segment: (2)
U.S.	12,939	13,257
Europe	25,280	25,280
Asia	324	354
Total strategic capital segment	38,543	38,891
Total segment assets	46,084,153	46,429,882

Reconciling items:
Investments in and advances to unconsolidated entities	7,514,840	7,602,014
Assets held for sale or contribution	1,055,751	1,070,724
Cash and cash equivalents	676,074	598,086
Other assets	401,991	364,299
Total reconciling items	9,648,656	9,635,123
Total assets	$55,732,809	$56,065,005

(1)	This includes compensation, personnel costs and PPP awards for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at March 31, 2021 and December 31, 2020.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2021 and 2020 included the following:

•

We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $4.6 million in 2021 and $3.8 million in 2020 for both assets and liabilities.

•	We capitalized $8.5 million and $8.3 million in 2021 and 2020, respectively, of equity-based compensation expense.

•

We received $39.1 million and $57.1 million in 2021 and 2020, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4.

•	We issued less than 0.1 million shares in 2021 and 0.1 million shares in 2020 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 2 for more information on this transaction.

We paid $89.5 million and $110.5 million for interest, net of amounts capitalized, for the three months ended March 31, 2021 and 2020, respectively.

We paid $35.8 million and $21.7 million for income taxes, net of refunds, for the three months ended March 31, 2021 and 2020, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2021 the related consolidated statements of income, comprehensive income, and equity for the three-month periods ended March 31, 2021 and 2020, the related consolidated statements of cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2021, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 27, 2021

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of March 31, 2021, the related consolidated statements of income, comprehensive income, and capital for the three-month periods ended March 31, 2021 and 2020, the related consolidated statements of cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Operating Partnership as of December 31, 2020, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2021, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 27, 2021

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to the coronavirus (“COVID-19”) pandemic; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

Index

unique ability to provide our customers with the right real estate solutions for their supply chains that, in turn, allows them to meet end-consumer delivery expectations.

As we look to the future of logistics real estate, we are focused on solving our customers’ pain points, innovating in pursuit of creative solutions and operational excellence. We are listening and responding to our customers’ needs for skilled labor through initiatives to create community workforce programs to develop their talent pool, utilize our proprietary data and analytics to ensure efficient distribution solutions and leverage our scale to negotiate better pricing on common products and services that our customers need. Our customers turn to us because they know that a strategic partnership with Prologis is a competitive advantage. We accomplish all of this by employing individuals who continue to grow, embrace change and draw strength from inclusion and diversity.

At March 31, 2021, our total O&M portfolio at 100%, including properties and development projects (based on gross book value and total expected investment (“TEI”)), totaled $97.7 billion across 990 million square feet (92 million square meters) and four continents. Our share of the total O&M portfolio was $61.4 billion. We lease modern logistics facilities to a diverse base of approximately 5,500 customers.

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

(1)

NOI from Real Estate Operations is calculated directly from our Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses.

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of one year after completion or 90% occupancy. Amounts represent our TEI, which includes the estimated cost of development or expansion, land, construction and leasing costs.

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

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides us the opportunity to build what our customers need. We develop properties to meet these needs, deepen our market presence and maintain a modern portfolio. We believe we have a competitive advantage due to (i) the strategic locations of our land bank and redevelopment sites; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land, including options, has the potential to support the development of $12.0 billion of TEI of new logistics space. In addition to our land portfolio, we have also made investments in other properties that have the potential to be redeveloped to increase value. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

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

Index

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

(2)

General and Administrative (“G&A”) Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures. Annualized 2021 represents G&A and adjusted G&A expenses for the year ended December 31, 2021 based on the three months ended March 31, 2021.

•

Rent Growth. Due to the demand for the location and quality of our properties, we expect rents in our markets to increase. In addition, due to strong market rent growth over the last several years, our in-place leases have considerable upside potential. We estimated that the rental rates of our leases are 13.6% below current market on the basis of our weighted average ownership at March 31, 2021. Therefore, even if market rent growth is flat, a lease renewal will likely translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013. We expect this trend to continue for several more years due to our current in-place rents being below market. We also expect future growth in market rents to further contribute to increased rental income.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-located and entitled land and redevelopment sites. We believe that the carrying value of our land bank is below its current fair value. Due to the strategic nature of our land bank, development expertise of our teams and strength of our customer relationships, we expect to create value as we build new properties. We measure the estimated value creation of a development project as the margin above our anticipated cost to develop. As properties stabilize, we expect to realize the value creation principally through contributions to unconsolidated co-investment ventures and increases in NOI.

•

Balance Sheet Strength. We have continued to seek and execute on opportunities to refinance debt at historically low rates, as we did during the first quarter. At March 31, 2021, we had total available liquidity of $4.9 billion and continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant capacity to capitalize on value-added investment opportunities that will translate into future earnings growth.

•

Economies of Scale from Growth. We use adjusted G&A expenses as a percentage of the O&M portfolio to measure and evaluate our overhead costs. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. As noted in the graph above, the acquisitions of Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty” or the “Liberty Transaction”) and Industrial Property Trust Inc. (“IPT” or the “IPT Transaction”) in

Index

the first quarter of 2020 are key examples of this effort, where we increased our investments in real estate in the O&M portfolio by over 20% and had minimal increases to G&A expenses, which resulted in lower G&A expenses as a percentage of investments in real estate.

•

Staying “Ahead of What’s Next™”. We are working on initiatives to create value beyond the real estate by enhancing our customers’ experience, utilizing our scale to streamline our procurement activities and negotiating better pricing on products and services for us and our customers, as well as delivering improvements to our business through innovation, data analytics and digitization efforts. Underlying our future strategy for growth is our ongoing commitment to, and initiatives in, environmental stewardship, social responsibility and governance.

SUMMARY OF 2021

Our financial condition and operating results remain strong in the COVID-19 environment and the positive momentum from the fourth quarter of 2020 has carried into 2021, as evidenced by our operating results, profitable deployment activities and solid outlook. While we do not expect significant impacts to our business, financial condition and operating results, we cannot fully predict negative trends due to the continued uncertainty of COVID-19 across the globe.

Based on the demand we see in our proprietary data, strong rent collections and in dialogue with our customers, we expect operating conditions in our portfolio to continue to strengthen during 2021. E-commerce continues to grow well above its historical average and customers negatively impacted by the current economy represent a minimal percentage of our annual rent. Leasing activity accelerated for the O&M portfolio during the three months ended March 31, 2021, as discussed below.

Overall, our business continuity, communication plans and technology are allowing all functions of our business to continue to work smoothly during this time. Generally, our employees have continued working remotely or in certain locations in our offices under protocols to keep a safe working environment.

During the three months ended March 31, 2021, we generated net proceeds of $793 million and realized net gains of $190 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Japan and Europe and dispositions to third parties in the U.S.

We completed the following consolidated financing activities that included the issuance of $2.0 billion and redemption of $1.5 billion of senior notes, with aggregate principal amounts in U.S. dollars. This resulted in extending our consolidated weighted average remaining maturity to 11 years and lowering our weighted average effective interest rate to 1.7% (principal in millions):

	Aggregate Principal		Issuance Date Weighted Average
Initial Borrowing Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February	€1,350	$1,639	0.7%	14.3	February 2032 - 2041
February	$400	$400	1.6%	10.1	March 2031

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Date
March	€600	$716	3.4%	3.0	February 2024
March	$750	$750	3.8%	4.7	November 2025

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The interest rate represents the fixed or variable interest rate at the issuance or redemption date of the related debt.

(3)	The issuance date and redemption date weighted average term represent the remaining maturity in years on the related debt at the issuance or redemption date, respectively.

At March 31, 2021, we had total available liquidity of $4.9 billion, principally due to aggregate availability under our credit facilities of $3.9 billion and unrestricted cash balances of $676 million. In April 2021, we increased our available liquidity by entering into a second global senior credit facility with an available borrowing capacity of $1.0 billion and terminating the $500 million multi-currency term loan.

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

Index

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Below is a reconciliation of our NOI by segment to Operating Income per the Consolidated Financial Statements for the three months ended March 31 (in millions). Each segment’s NOI is reconciled to line items in the Consolidated Financial Statements as provided in the related discussion below.

	2021	2020
Real Estate Operations – NOI	$747	$639
Strategic Capital – NOI	71	50
General and administrative expenses	(78)	(69)
Depreciation and amortization expenses	(398)	(346)
Operating income before gains on real estate transactions, net	342	274
Gains on dispositions of development properties and land, net	174	163
Gains on other dispositions of investments in real estate, net	16	31
Operating income	$532	$468

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

Below are the components of Real Estate Operations NOI for the three months ended March 31, derived directly from line items in the Consolidated Financial Statements (in millions):

	2021	2020
Rental revenues	$1,022	$879
Development management and other revenues	6	3
Rental expenses	(278)	(228)
Other expenses	(3)	(15)
Real Estate Operations – NOI	$747	$639

The change in Real Estate Operations NOI for the three months ended March 31, 2021 from the same period in 2020, was impacted by the following items (in millions):

(1)

Acquisition activity increased NOI in 2021, compared to 2020, primarily due to the Liberty Transaction on February 4, 2020. We acquired 519 industrial operating properties, aggregating 100 million square feet, and increased our consolidated investments in real estate by approximately $13 billion.

(2)

During both periods, we experienced positive rental rate growth. Rental rate growth is a combination of higher rental rates on rollover of leases (or rent change) and contractual rent increases on existing leases. If a lease has a contractual rent increase

Index

driven by a metric that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore, impacts the rental revenue we recognize. Significant rent change during both periods continues to be a key driver in increasing rental income. See below for key metrics on rent change on rollover and occupancy for the consolidated operating portfolio.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2020 through March 31, 2021.

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the three months ended March 31 (dollars and square feet in millions):

	2021	2020
Starts:
Number of new development projects during the period	13	4
Square feet	5	2
TEI (1)	$556	$299
Percentage of build-to-suits based on TEI	59.9%	16.6%

Stabilizations:
Number of development projects stabilized during the period	13	19
Square feet	4	6
TEI (1)	$372	$673
Percentage of build-to-suits based on TEI	15.8%	24.7%
Weighted average stabilized yield (2)	5.8%	6.3%
Estimated value at completion	$533	$941
Estimated weighted average margin	43.2%	39.8%

(1)	TEI also includes development starts on yards and parking lots that will be included in other real estate investments upon completion.

(2)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

During the first quarter of 2020, we suspended several recently started speculative development projects for the short term based on the market conditions at that time and government restrictions due to COVID-19. By the fourth quarter of 2020, most suspended projects were restarted and at March 31, 2021, the entire development portfolio consisted of active projects. At March 31, 2021, the consolidated development portfolio, including properties under development and prestabilized properties, was expected to be completed before August 2022 with a TEI of $3.7 billion, leaving $1.7 billion remaining to be spent and was 61.8% leased. We expect our development activities to continue to accelerate in 2021.

Index

Capital Expenditures

We capitalize costs incurred in renovating, improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes capital expenditures, excluding development costs, and property improvements per average square foot of our consolidated operating properties during each quarter:

Strategic Capital

This operating segment includes revenues from asset and property management services performed, transactional services for acquisition, disposition and leasing activity and promote revenue earned from the unconsolidated entities. Revenues associated with the Strategic Capital segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties and other transactional activity including foreign currency exchange rates and timing of promotes. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 4 to the Consolidated Financial Statements.

Below are the components of Strategic Capital revenues, expenses and NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2021	2020
Strategic capital revenues	$120	$97
Strategic capital expenses	(49)	(47)
Strategic Capital – NOI	$71	$50

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the three months ended March 31 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Strategic capital revenues ($)
Recurring fees (2)	30	25	9	8	36	28	19	15	94	76
Transactional fees (3)	4	9	2	1	5	4	13	6	24	20
Promote revenue (4)		-	-	-	2	1	-	-	2	1
Total strategic capital revenues ($)	34	34	11	9	43	33	32	21	120	97
Strategic capital expenses ($)	(25)	(20)	(3)	(4)	(11)	(13)	(10)	(10)	(49)	(47)
Strategic Capital – NOI ($)	9	14	8	5	32	20	22	11	71	50

(1)	The U.S. expenses include compensation, personnel costs and PPP awards for employees who are based in the U.S. but also support other geographies.

(2)	Recurring fees include asset and property management fees. The increase in fees is due to larger portfolios and increases in the fair value of the portfolios.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures based on cumulative returns over a three-year period or based on development returns. Approximately 40% of the promote earned by us is paid to our

Index

employees as a combination of cash and stock awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

G&A Expenses

G&A expenses were $78 million and $69 million for the three months ended March 31, 2021 and 2020, respectively. G&A expenses increased in 2021 as compared to 2020, due to higher compensation expenses based largely on the increase in our share price. We capitalize certain internal costs, including salaries and related expenses, directly related to our development activities. For discussion on our long-term incentive plans refer to the proxy statement for our 2021 annual meeting of stockholders.

The following table summarizes capitalized G&A for the three months ended March 31 (dollars in millions):

	2021	2020
Building and land development activities	$25	$22
Operating building improvements and other	7	6
Total capitalized G&A expenses	$32	$28
Capitalized salaries and related costs as a percent of total salaries and related costs	21.1%	21.8%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $398 million and $346 million for the three months ended March 31, 2021 and 2020, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the three months ended March 31, 2021 from the same period in 2020 (in millions):

(1)	Included in acquisitions are the operating properties and related intangible assets acquired in the Liberty Transaction.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $174 million and $163 million for the three months ended March 31, 2021 and 2020, respectively, and primarily included gains from the contribution of properties we developed to our unconsolidated co-investment ventures. Gains on other dispositions of investments in real estate were $16 million and $31 million for the three months ended March 31, 2021 and 2020, respectively, which included sales of operating properties and other real estate transactions. We utilized the proceeds from these transactions primarily to fund our development activities during both periods. See Note 3 to the Consolidated Financial Statements for further information on these transactions.

Our Owned and Managed (“O&M”) Operating Portfolio

We manage our business and review our operating fundamentals on an O&M basis, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures. We believe reviewing the fundamentals this way allows management to understand the entire impact to the financial statements, as it will affect both the Real Estate Operations and Strategic Capital segments, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim.

Index

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

	March 31, 2021			December 31, 2020
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,260	442	95.9%	2,252	441	96.6%
Unconsolidated	1,877	424	95.3%	1,849	416	95.9%
Total	4,137	866	95.6%	4,101	857	96.2%

Below are the key operating metrics summarizing the leasing activity of our O&M operating portfolio.

(1)

Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained approximately 70% of our customers, based on the total square feet of leases commenced during these periods.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

(3)

Turnover costs include external leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. As leasing commissions are based on the contractual rent we receive over the lease term, we experienced increases in commissions due to higher rents on leases that commenced during the three months ended March 31, 2021.

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

We define our same store population for the three months ended March 31, 2021 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures at January 1, 2020 and owned throughout the same three-month period in both 2020 and 2021. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2020) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

Index

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

			Percentage
	2021	2020	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,022	$879
Rental expenses	(278)	(228)
Consolidated Property NOI	744	651

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(219)	(139)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	566	542
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(457)	(446)
Prologis Share of Same Store Property NOI – Net Effective (2)	$634	$608	4.2%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(12)	(13)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(13)	(12)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	10	10
Prologis Share of Same Store Property NOI – Cash (2)(3)	$619	$593	4.5%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at March 31, 2021 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $67 million and $89 million for the three months ended March 31, 2021 and 2020, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2021	2020
Gross interest expense	$79	$85
Amortization of debt discount and debt issuance costs, net	2	2
Capitalized amounts	(10)	(11)
Net interest expense	$71	$76
Weighted average effective interest rate during the period	1.8%	2.3%

Interest expense decreased during the three months ended March 31, 2021 as compared to the same period in 2020 principally due to the use of proceeds from the issuance of senior notes throughout 2020 and during the first quarter of 2021 to early redeem higher interest rate senior notes. As a result of our refinancing activities, we lowered the consolidated weighted average effective interest rate on our senior notes by over 60 basis points from January 1, 2020 to March 31, 2021.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains, Net

We are exposed to foreign currency exchange risk related to investments in and earnings from our foreign investments. We may use derivative financial instruments to manage foreign currency exchange rate risk related to our earnings. We recognize the change in fair value of the undesignated derivative contracts in unrealized gains and losses. Upon settlement of these transactions, we recognize realized gains or losses.

We primarily hedge our foreign currency risk related to our investments by borrowing in the currencies in which we invest thereby providing a natural hedge. We have issued debt in a currency that is not the same functional currency of the borrowing entity and have designated a portion of the debt as a nonderivative net investment hedge. We recognize the remeasurement and settlement of the unhedged portion of the debt and accrued interest in unrealized gains or losses.

The following table details our foreign currency and derivative gains, net for the three months ended March 31 (in millions):

	2021	2020
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$(1)	$4

Unrealized foreign currency and derivative gains (losses), net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	84	129
Losses on remeasurement of certain assets and liabilities	(3)	(20)
Total unrealized foreign currency and derivative gains, net	81	109
Total foreign currency and derivative gains, net	$80	$113

See Note 10 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

During the three months ended March 31, 2021 and 2020, we recognized $187 million and $43 million of losses on the early extinguishment of debt, respectively. The losses during both periods were driven by the redemption of certain high interest rate senior

Index

notes before their stated maturity.  We redeemed $1.5 billion of senior notes with stated maturities of 2024 and 2025, and $783 million of senior notes with a stated maturity of 2021, during the three months ended March 31, 2021 and 2020, respectively. The losses in 2020 included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for more information regarding our debt repurchases.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in the local, state and foreign jurisdictions in which we operate. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income, including gains on the disposition of properties and fees earned from the co-investment ventures. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries.

The following table summarizes our income tax expense (benefit) for the three months ended March 31 (in millions):

	2021	2020
Current income tax expense:
Income tax expense	$14	$21
Income tax expense on dispositions	8	7
Income tax expense on dispositions related to acquired tax liabilities	3	-
Total current income tax expense	25	28

Deferred income tax expense:
Income tax expense	4	3
Income tax benefit on dispositions related to acquired tax liabilities	(3)	-
Total deferred income tax expense	1	3
Total income tax expense	$26	$31

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $32 million and $30 million for the three months ended March 31, 2021 and 2020, respectively. Included in these amounts were $10 million and $14 million for the three months ended March 31, 2021 and 2020, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) during the three months ended March 31, 2021 and 2020, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments, that when designated the change in fair value is included in AOCI/L.

See Note 10 to the Consolidated Financial Statements for more information on changes in other comprehensive income (loss) and about our derivative and nonderivative transactions.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

Index

•

completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2021, 80 properties in our development portfolio were 61.8% leased with a current investment of $2.0 billion and a TEI of $3.7 billion when completed and leased, leaving $1.7 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $281 million in 2021;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes;

•	distributions received from co-investment ventures;

•	proceeds from disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	available unrestricted cash balances ($676 million at March 31, 2021);

•

borrowing capacity under our current credit facility arrangements ($3.9 billion available at March 31, 2021); and in April 2021 we entered into a second global senior credit facility, as described in Note 6 to the Consolidated Financial Statements;

•	proceeds from the issuance of debt; and

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	March 31, 2021			December 31, 2020
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,028	6.2%	2.2%	$1,019	6.1%
Canadian dollar	2.7%	288	1.7%	2.7%	286	1.7%
Euro	1.1%	6,963	42.2%	1.4%	6,550	38.8%
Japanese yen	0.8%	2,460	14.9%	0.8%	2,877	17.1%
U.S. dollar	2.6%	5,764	35.0%	2.8%	6,117	36.3%
Total debt (1)	1.7%	$16,503		1.9%	$16,849

(1)	The weighted average maturity for total debt outstanding at March 31, 2021 and December 31, 2020 was 134 months and 122 months, respectively.

Index

Our credit ratings at March 31, 2021, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At March 31, 2021, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at March 31, 2021 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$1,097	$1,097	2023 – 2024 (2)
Prologis European Logistics Fund	-	1,945	1,945	2023 – 2024 (2)
Prologis UK Logistics Venture	8	49	57	2024
Prologis China Core Logistics Fund	-	150	150	2022 – 2024 (2)
Prologis China Logistics Venture	289	1,637	1,926	2021 – 2028
Prologis Brazil Logistics Venture	44	174	218	2026
Total	$341	$5,052	$5,393

(1)	The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at March 31, 2021.

(2)	Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2021	2020
Net cash provided by operating activities	$817	$679
Net cash used in investing activities	$(107)	$(2,009)
Net cash provided by (used in) financing activities	$(592)	$1,050
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$78	$(281)

Operating Activities

Cash provided by operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the three months ended March 31, 2021 and 2020:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment. Cash flows generated by the Real Estate Operations segment are impacted by our acquisition, development and disposition activities which are key drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $37 million and $24 million for 2021 and 2020, respectively.

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

Index

•

G&A expenses and equity-based compensation awards. We incurred $78 million and $69 million of G&A costs in 2021 and 2020, respectively. We recognized equity-based, noncash compensation expenses of $35 million and $32 million in 2021 and 2020, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $116 million and $107 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2021 and 2020, respectively.

•	Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $90 million and $111 million in 2021 and 2020, respectively.

•	Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $36 million and $22 million in 2021 and 2020, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in investing activities during the three months ended March 31, 2021 and 2020:

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

•

IPT Transaction, net of cash acquired. Our consolidated co-investment venture, USLV, acquired real estate assets from IPT for a cash purchase price of $1.7 billion in 2020. Our partner in USLV contributed their share of the purchase price, $917 million, which is presented in Noncontrolling Interests Contributions in financing activities. All of the debt assumed was paid down subsequent to the acquisition, see the Financing Activities section below. See Note 3 to the Consolidated Financial Statements for more information on this transaction.

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $142 million and $252 million in 2021 and 2020, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $38 million and $140 million during 2021 and 2020, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions.

Index

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the three months ended March 31 (in millions):

	2021	2020 (1)
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$2	$2
Secured mortgage debt	285	545
Senior notes	1,645	2,917
Term loans	-	601
Total	$1,932	$4,065

Proceeds from the issuance of debt
Secured mortgage debt	$-	$1
Senior notes	2,030	3,990
Term loans	-	1,000
Total	$2,030	$4,991

(1)

We completed the Liberty Transaction in 2020 and assumed $2.8 billion of debt, of which $1.8 billion was paid off with the proceeds from the issuance of senior notes. USLV assumed $342 million of debt in the IPT Transaction, all of which was paid off at closing. The assumption of debt was excluded from the table above.

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures of $6.6 billion at March 31, 2021. These ventures had total third-party debt of $12.0 billion at March 31, 2021. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.9% at March 31, 2021 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At March 31, 2021, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.63 and $0.58 per common share in the first quarter of 2021 and 2020, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in both the first quarter of 2021 and 2020.

At March 31, 2021, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears. Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Other Commitments

On an ongoing basis, we are engaged in various stages of negotiations for the acquisition or disposition of individual properties or portfolios of properties.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements.

Index

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

Core FFO attributable to common stockholders/unitholders (“Core FFO”)

In addition to FFO, as modified by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as modified by Prologis, to exclude the following recurring and nonrecurring items that we recognize directly in FFO, as modified by Prologis:

•	gains or losses from the disposition of land and development properties that were developed with the intent to contribute or sell;

•	income tax expense related to the sale of investments in real estate;

Index

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

Index

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

	2021	2020
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$366	$489

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	388	336
Gains on other dispositions of investments in real estate, net	(16)	(31)
Reconciling items related to noncontrolling interests	(19)	(15)
Our share of reconciling items included in earnings related to unconsolidated entities	79	68
NAREIT defined FFO attributable to common stockholders/unitholders	798	847

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(81)	(110)
Deferred income tax expense	1	3
Current income tax expense on dispositions related to acquired tax liabilities	3	-
Our share of reconciling items included in earnings related to unconsolidated entities	(1)	1
FFO, as modified by Prologis attributable to common stockholders/unitholders	720	741

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(174)	(163)
Current income tax expense on dispositions	8	7
Losses on early extinguishment of debt and other, net	187	48
Reconciling items related to noncontrolling interests	-	(3)
Our share of reconciling items included in earnings related to unconsolidated entities	1	(31)
Core FFO attributable to common stockholders/unitholders	$742	$599

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. See also Note 10 in the Consolidated Financial Statements in Item 1 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at March 31, 2021. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At March 31, 2021, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the quarter ended March 31, 2021, $129 million or 11.3% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, and have an aggregate notional amount of $1.2 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from

Index

our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $120 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At March 31, 2021, $15.0 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At March 31, 2021, $1.5 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at March 31, 2021 (dollars in millions):

	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1)	$268	$188	$34	$134	$14,412	$15,036	$15,165
Weighted average interest rate (2)	1.7%	0.4%	4.5%	7.7%	1.7%	1.8%

Variable rate debt
Credit facilities	$-	$-	$-	$53	$-	$53	$53
Term loans	-	-	135	-	993	1,128	1,130
Senior notes	-	352	-	-	-	352	353
Secured mortgage debt	13	-	-	-	-	13	13
Total variable rate debt	$13	$352	$135	$53	$993	$1,546	$1,549

(1)

At March 31, 2021, we had interest rate swap agreements to fix €150 million ($165 million) of our floating rate euro senior notes and $250 million of our multi-currency term loan, both of which are included in fixed rate debt.

(2)	The interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at March 31, 2021 for the debt outstanding.

At March 31, 2021, the weighted average effective interest rate on our variable rate debt was 0.5%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the quarter ended March 31, 2021, which equates to a change in interest rates of 5 basis points on our average outstanding variable rate debt balances and less than 1 basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Index

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

ITEM 1A. Risk Factors

At March 31, 2021, no material changes had occurred in our risk factors as discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we issued less than 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

During the quarterly period ended March 31, 2021, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

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

4.1	Form of Officers’ Certificate related to the 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 16, 2021).

4.2	Form of 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 16, 2021).

4.3	Form of Officers’ Certificate related to the 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 16, 2021).

4.4	Form of 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on February 16, 2021).

4.5	Form of Officers’ Certificate related to the 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 19, 2021).

4.6	Form of 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 19, 2021).

10.1

Global Senior Credit Agreement dated as of April 15, 2021 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 of Prologis’ Current Report Form 8-K filed on April 16, 2021).

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

Date: April 27, 2021