Form 10-Q
period 2021-06-30
Prologis, Inc.; Prologis, L.P.
filed 2021-07-27
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 23, 2021, was approximately 739,251,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2021, the Parent owned 97.34% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.66% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Investments in real estate properties	$51,522,563	$50,384,328
Less accumulated depreciation	7,108,954	6,539,156
Net investments in real estate properties	44,413,609	43,845,172
Investments in and advances to unconsolidated entities	7,811,448	7,602,014
Assets held for sale or contribution	692,072	1,070,724
Net investments in real estate	52,917,129	52,517,910

Cash and cash equivalents	601,446	598,086
Other assets	2,922,810	2,949,009
Total assets	$56,441,385	$56,065,005

LIABILITIES AND EQUITY
Liabilities:
Debt	$16,985,305	$16,849,076
Accounts payable and accrued expenses	1,304,539	1,143,372
Other liabilities	1,670,737	1,747,977
Total liabilities	19,960,581	19,740,425

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2021 and December 31, 2020	63,948	63,948
Common stock; $0.01 par value; 739,020 shares and 739,381 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	7,390	7,394
Additional paid-in capital	35,432,843	35,488,634
Accumulated other comprehensive loss	(1,035,120)	(1,193,739)
Distributions in excess of net earnings	(2,363,348)	(2,394,690)
Total Prologis, Inc. stockholders’ equity	32,105,713	31,971,547
Noncontrolling interests	4,375,091	4,353,033
Total equity	36,480,804	36,324,580
Total liabilities and equity	$56,441,385	$56,065,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental	$1,014,763	$944,366	$2,036,419	$1,823,173
Strategic capital	129,387	320,658	249,348	417,249
Development management and other	6,692	1,100	13,391	3,943
Total revenues	1,150,842	1,266,124	2,299,158	2,244,365
Expenses:
Rental	245,133	232,109	523,017	459,727
Strategic capital	45,099	81,545	94,549	128,119
General and administrative	74,342	64,664	152,374	134,353
Depreciation and amortization	392,736	398,195	790,311	744,165
Other	7,194	7,979	10,638	22,553
Total expenses	764,504	784,492	1,570,889	1,488,917

Operating income before gains on real estate transactions, net	386,338	481,632	728,269	755,448
Gains on dispositions of development properties and land, net	187,361	86,416	361,004	249,166
Gains on other dispositions of investments in real estate, net	127,167	43,939	143,790	75,430
Operating income	700,866	611,987	1,233,063	1,080,044

Other income (expense):
Earnings from unconsolidated entities, net	72,419	54,142	139,468	142,872
Interest expense	(68,412)	(81,298)	(139,693)	(156,940)
Interest and other income, net	715	1,027	5,461	1,397
Foreign currency and derivative gains (losses), net	(6,080)	(60,836)	74,072	52,493
Losses on early extinguishment of debt, net	-	(23,573)	(187,453)	(66,340)
Total other expense	(1,358)	(110,538)	(108,145)	(26,518)
Earnings before income taxes	699,508	501,449	1,124,918	1,053,526
Total income tax expense	(49,195)	(46,511)	(74,912)	(77,424)
Consolidated net earnings	650,313	454,938	1,050,006	976,102
Less net earnings attributable to noncontrolling interests	50,137	48,765	82,483	78,876
Net earnings attributable to controlling interests	600,176	406,173	967,523	897,226
Less preferred stock dividends	1,551	1,634	3,083	3,269
Net earnings attributable to common stockholders	$598,625	$404,539	$964,440	$893,957

Weighted average common shares outstanding – Basic	739,190	737,992	739,105	718,278
Weighted average common shares outstanding – Diluted	764,652	765,830	764,724	746,027

Net earnings per share attributable to common stockholders – Basic	$0.81	$0.55	$1.30	$1.24

Net earnings per share attributable to common stockholders – Diluted	$0.81	$0.54	$1.30	$1.23

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consolidated net earnings	$650,313	$454,938	$1,050,006	$976,102
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(18,586)	(1,053)	153,173	(134,586)
Unrealized gains (losses) on derivative contracts, net	4,810	1,373	9,631	(22,075)
Comprehensive income	636,537	455,258	1,212,810	819,441
Net earnings attributable to noncontrolling interests	(50,137)	(48,765)	(82,483)	(78,876)
Other comprehensive loss (income) attributable to noncontrolling interests	207	(97)	(4,185)	4,930
Comprehensive income attributable to common stockholders	$586,607	$406,396	$1,126,142	$745,495

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended June 30, 2021 and 2020

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2021	$63,948	739,746	$7,397	$35,454,066	$(1,021,551)	$(2,495,343)	$4,376,686	$36,385,203
Consolidated net earnings	-	-	-	-	-	600,176	50,137	650,313
Effect of equity compensation plans	-	(780)	(8)	9,263	-	-	17,265	26,520
Capital contributions	-	-	-	-	-	-	4,241	4,241
Redemption of noncontrolling interests	-	54	1	2,362	-	-	(76,558)	(74,195)
Consolidation of other venture	-	-	-	-	-	-	25,759	25,759
Foreign currency translation losses, net	-	-	-	-	(18,255)	-	(331)	(18,586)
Unrealized gains on derivative contracts, net	-	-	-	-	4,686	-	124	4,810
Reallocation of equity	-	-	-	(32,847)	-	-	32,847	-
Dividends ($0.63 per common share) and other distributions	-	-	-	(1)	-	(468,181)	(55,079)	(523,261)
Balance at June 30, 2021	$63,948	739,020	$7,390	$35,432,843	$(1,035,120)	$(2,363,348)	$4,375,091	$36,480,804

Balance at April 1, 2020	$68,948	738,563	$7,386	$35,416,341	$(1,142,352)	$(2,090,881)	$4,516,428	$36,775,870
Consolidated net earnings	-	-	-	-	-	406,173	48,765	454,938
Effect of equity compensation plans	-	128	1	9,943	-	-	16,561	26,505
Liberty Transaction, net of issuance costs		-	-	(39)	-	-	(481)	(520)
Redemption of noncontrolling interests	-	41	-	1,768	-	-	(27,700)	(25,932)
Foreign currency translation gains (losses), net	-	-	-	-	(1,105)	-	52	(1,053)
Unrealized gains on derivative contracts, net	-	-	-	-	1,328	-	45	1,373
Reallocation of equity	-	-	-	(3,132)	-	-	3,132	-
Dividends ($0.58 per common share) and other distributions	-	-	-	(480)	-	(430,971)	(53,521)	(484,972)
Balance at June 30, 2020	$68,948	738,732	$7,387	$35,424,401	$(1,142,129)	$(2,115,679)	$4,503,281	$36,746,209

Six Months Ended June 30, 2021 and 2020

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2021	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	967,523	82,483	1,050,006
Effect of equity compensation plans	-	(420)	(5)	13,302	-	-	44,563	57,860
Capital contributions	-	-	-	-	-	-	4,361	4,361
Redemption of noncontrolling interests	-	59	1	2,595	-	-	(108,163)	(105,567)
Consolidation of other venture	-	-	-	-	-	-	25,759	25,759
Foreign currency translation gains, net	-	-	-	-	149,244	-	3,929	153,173
Unrealized gains on derivative contracts, net	-	-	-	-	9,375	-	256	9,631
Reallocation of equity	-	-	-	(71,663)	-	-	71,663	-
Dividends ($1.26 per common share) and other distributions	-	-	-	(25)	-	(936,181)	(102,793)	(1,038,999)
Balance at June 30, 2021	$63,948	739,020	$7,390	$35,432,843	$(1,035,120)	$(2,363,348)	$4,375,091	$36,480,804

Balance at January 1, 2020	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784
Consolidated net earnings	-	-	-	-	-	897,226	78,876	976,102
Effect of equity compensation plans	-	646	6	6,822	-	-	43,000	49,828
Liberty Transaction, net of issuance costs		106,723	1,067	9,801,373	-	-	211,086	10,013,526
Repurchase of common shares	-	(539)	(5)	(34,824)	-	-	-	(34,829)
Capital contributions	-	-	-	-	-	-	916,974	916,974
Redemption of noncontrolling interests	-	105	1	4,551	-	-	(47,295)	(42,743)
Foreign currency translation losses, net	-	-	-	-	(130,266)	-	(4,320)	(134,586)
Unrealized losses on derivative contracts, net	-	-	-	-	(21,465)	-	(610)	(22,075)
Reallocation of equity	-	-	-	(72,459)	-	-	72,459	-
Dividends ($1.16 per common share) and other distributions	-	-	-	(489)	-	(861,737)	(185,546)	(1,047,772)
Balance at June 30, 2020	$68,948	738,732	$7,387	$35,424,401	$(1,142,129)	$(2,115,679)	$4,503,281	$36,746,209

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Consolidated net earnings	$1,050,006	$976,102
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(72,910)	(52,911)
Equity-based compensation awards	58,521	59,806
Depreciation and amortization	790,311	744,165
Earnings from unconsolidated entities, net	(139,468)	(142,872)
Operating distributions from unconsolidated entities	196,751	182,739
Decrease (increase) in operating receivables from unconsolidated entities	6,585	(176,939)
Amortization of debt discounts and debt issuance costs, net	4,168	3,465
Gains on dispositions of development properties and land, net	(361,004)	(249,166)
Gains on other dispositions of investments in real estate, net	(143,790)	(75,430)
Unrealized foreign currency and derivative gains, net	(83,382)	(42,904)
Losses on early extinguishment of debt, net	187,453	66,340
Deferred income tax expense	13,858	831
Decrease in accounts receivable and other assets	5,383	79,095
Decrease in accounts payable and accrued expenses and other liabilities	(46,579)	(16,972)
Net cash provided by operating activities	1,465,903	1,355,349
Investing activities:
Real estate development	(997,328)	(977,602)
Real estate acquisitions	(830,574)	(560,418)
Liberty Transaction, net of cash acquired	-	(23,463)
IPT Transaction, net of cash acquired	-	(1,665,524)
Tenant improvements and lease commissions on previously leased space	(148,037)	(84,884)
Property improvements	(41,129)	(51,456)
Proceeds from dispositions and contributions of real estate properties	1,829,576	1,257,908
Investments in and advances to unconsolidated entities	(366,644)	(286,846)
Return of investment from unconsolidated entities	46,135	141,489
Proceeds from repayment of notes receivable backed by real estate	-	4,312
Proceeds from the settlement of net investment hedges	-	2,352
Payments on the settlement of net investment hedges	(8,000)	(7,031)
Net cash used in investing activities	(516,001)	(2,251,163)
Financing activities:
Proceeds from issuance of common stock	743	1,851
Repurchase and retirement of common stock	-	(34,829)
Dividends paid on common and preferred stock	(936,181)	(861,737)
Noncontrolling interests contributions	4,361	916,974
Noncontrolling interests distributions	(102,793)	(185,546)
Settlement of noncontrolling interests	(105,567)	(42,743)
Tax paid with shares withheld	(17,472)	(23,133)
Debt and equity issuance costs paid	(20,483)	(40,979)
Net payments on credit facilities	(170,230)	(62,481)
Repurchase of and payments on debt	(2,185,209)	(4,690,444)
Proceeds from the issuance of debt	2,617,854	5,377,430
Net cash provided by (used in) financing activities	(914,977)	354,363

Effect of foreign currency exchange rate changes on cash	(31,565)	1,725
Net increase (decrease) in cash and cash equivalents	3,360	(539,726)
Cash and cash equivalents, beginning of period	598,086	1,088,855
Cash and cash equivalents, end of period	$601,446	$549,129

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2021	December 31, 2020
ASSETS
Investments in real estate properties	$51,522,563	$50,384,328
Less accumulated depreciation	7,108,954	6,539,156
Net investments in real estate properties	44,413,609	43,845,172
Investments in and advances to unconsolidated entities	7,811,448	7,602,014
Assets held for sale or contribution	692,072	1,070,724
Net investments in real estate	52,917,129	52,517,910

Cash and cash equivalents	601,446	598,086
Other assets	2,922,810	2,949,009
Total assets	$56,441,385	$56,065,005

LIABILITIES AND CAPITAL
Liabilities:
Debt	$16,985,305	$16,849,076
Accounts payable and accrued expenses	1,304,539	1,143,372
Other liabilities	1,670,737	1,747,977
Total liabilities	19,960,581	19,740,425

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	32,041,765	31,907,599
Limited partners – common	530,326	523,954
Limited partners – Class A common	346,967	345,553
Total partners’ capital	32,983,006	32,841,054
Noncontrolling interests	3,497,798	3,483,526
Total capital	36,480,804	36,324,580
Total liabilities and capital	$56,441,385	$56,065,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental	$1,014,763	$944,366	$2,036,419	$1,823,173
Strategic capital	129,387	320,658	249,348	417,249
Development management and other	6,692	1,100	13,391	3,943
Total revenues	1,150,842	1,266,124	2,299,158	2,244,365
Expenses:
Rental	245,133	232,109	523,017	459,727
Strategic capital	45,099	81,545	94,549	128,119
General and administrative	74,342	64,664	152,374	134,353
Depreciation and amortization	392,736	398,195	790,311	744,165
Other	7,194	7,979	10,638	22,553
Total expenses	764,504	784,492	1,570,889	1,488,917

Operating income before gains on real estate transactions, net	386,338	481,632	728,269	755,448
Gains on dispositions of development properties and land, net	187,361	86,416	361,004	249,166
Gains on other dispositions of investments in real estate, net	127,167	43,939	143,790	75,430
Operating income	700,866	611,987	1,233,063	1,080,044

Other income (expense):
Earnings from unconsolidated entities, net	72,419	54,142	139,468	142,872
Interest expense	(68,412)	(81,298)	(139,693)	(156,940)
Interest and other income, net	715	1,027	5,461	1,397
Foreign currency and derivative gains (losses), net	(6,080)	(60,836)	74,072	52,493
Losses on early extinguishment of debt, net	-	(23,573)	(187,453)	(66,340)
Total other expense	(1,358)	(110,538)	(108,145)	(26,518)
Earnings before income taxes	699,508	501,449	1,124,918	1,053,526
Total income tax expense	(49,195)	(46,511)	(74,912)	(77,424)
Consolidated net earnings	650,313	454,938	1,050,006	976,102
Less net earnings attributable to noncontrolling interests	33,284	37,115	55,362	53,256
Net earnings attributable to controlling interests	617,029	417,823	994,644	922,846
Less preferred unit distributions	1,551	1,634	3,083	3,269
Net earnings attributable to common unitholders	$615,478	$416,189	$991,561	$919,577

Weighted average common units outstanding – Basic	752,065	751,182	751,883	730,807
Weighted average common units outstanding – Diluted	764,652	765,830	764,724	746,027

Net earnings per unit attributable to common unitholders – Basic	$0.81	$0.55	$1.30	$1.24

Net earnings per unit attributable to common unitholders – Diluted	$0.81	$0.54	$1.30	$1.23

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consolidated net earnings	$650,313	$454,938	$1,050,006	$976,102
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(18,586)	(1,053)	153,173	(134,586)
Unrealized gains (losses) on derivative contracts, net	4,810	1,373	9,631	(22,075)
Comprehensive income	636,537	455,258	1,212,810	819,441
Net earnings attributable to noncontrolling interests	(33,284)	(37,115)	(55,362)	(53,256)
Other comprehensive loss (income) attributable to noncontrolling interests	(319)	(41)	157	622
Comprehensive income attributable to common unitholders	$602,934	$418,102	$1,157,605	$766,807

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended June 30, 2021 and 2020

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2021	1,279	$63,948	739,746	$31,944,569	12,856	$555,176	8,595	$348,048	$3,473,462	$36,385,203
Consolidated net earnings	-	-	-	600,176	-	10,397	-	6,456	33,284	650,313
Effect of equity compensation plans	-	-	(780)	9,255	30	17,265	-	-	-	26,520
Capital contributions	-	-	-	-	-	-	-	-	4,241	4,241
Redemption of limited partners units	-	-	54	2,363	(655)	(76,558)	-	-	-	(74,195)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Foreign currency translation gains (losses), net	-	-	-	(18,255)	-	(441)	-	(209)	319	(18,586)
Unrealized gains on derivative contracts, net	-	-	-	4,686	-	74	-	50	-	4,810
Reallocation of capital	-	-	-	(32,847)	-	34,667	-	(1,820)	-	-
Distributions ($0.63 per common unit) and other	-	-	-	(468,182)	-	(10,254)	-	(5,558)	(39,267)	(523,261)
Balance at June 30, 2021	1,279	$63,948	739,020	$32,041,765	12,231	$530,326	8,595	$346,967	$3,497,798	$36,480,804

Balance at April 1, 2020	1,379	$68,948	738,563	$32,190,494	13,158	$573,481	8,613	$350,961	$3,591,986	$36,775,870
Consolidated net earnings	-	-	-	406,173	-	7,275	-	4,375	37,115	454,938
Effect of equity compensation plans	-	-	128	9,944	66	16,561	-	-	-	26,505
Liberty Transaction, net of issuance costs	-	-	-	(39)	-	-	-	-	(481)	(520)
Redemption of limited partners units	-	-	41	1,768	(310)	(27,497)	(5)	(203)	-	(25,932)
Foreign currency translation gains (losses), net	-	-	-	(1,105)	-	20	-	(9)	41	(1,053)
Unrealized gains on derivative contracts, net	-	-	-	1,328	-	30	-	15	-	1,373
Reallocation of capital	-	-	-	(3,132)	-	2,626	-	506	-	-
Distributions ($0.58 per common unit) and other	-	-	-	(431,451)	-	(9,093)	-	(5,567)	(38,861)	(484,972)
Balance at June 30, 2020	1,379	$68,948	738,732	$32,173,980	12,914	$563,403	8,608	$350,078	$3,589,800	$36,746,209

Six Months Ended June 30, 2021 and 2020

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2021	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	967,523	-	16,674	-	10,447	55,362	1,050,006
Effect of equity compensation plans	-	-	(420)	13,297	1,085	44,563	-	-	-	57,860
Capital contributions	-	-	-	-	-	-	-	-	4,361	4,361
Redemption of limited partners units	-	-	59	2,596	(996)	(108,163)	-	-	-	(105,567)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Foreign currency translation gains (losses), net	-	-		149,244	-	2,470	-	1,616	(157)	153,173
Unrealized gains on derivative contracts, net	-	-	-	9,375	-	155	-	101	-	9,631
Reallocation of capital	-	-	-	(71,663)	-	71,297	-	366	-	-
Distributions ($1.26 per common unit) and other	-	-	-	(936,206)	-	(20,624)	-	(11,116)	(71,053)	(1,038,999)
Balance at June 30, 2021	1,279	$63,948	739,020	$32,041,765	12,231	$530,326	8,595	$346,967	$3,497,798	$36,480,804

Balance at January 1, 2020	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784
Consolidated net earnings	-	-	-	897,226	-	15,594	-	10,026	53,256	976,102
Effect of equity compensation plans	-	-	646	6,828	1,257	43,000	-	-	-	49,828
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,440	2,288	210,190	-	-	896	10,013,526
Repurchase of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Capital contributions	-	-	-	-	-	-	-	-	916,974	916,974
Redemption of limited partners units	-	-	105	4,552	(564)	(47,092)	(5)	(203)	-	(42,743)
Foreign currency translation losses, net	-	-	-	(130,266)	-	(2,281)	-	(1,417)	(622)	(134,586)
Unrealized losses on derivative contracts, net	-	-	-	(21,465)	-	(376)	-	(234)	-	(22,075)
Reallocation of capital	-	-	-	(72,459)	-	7,603	-	64,856	-	-
Distributions ($1.16 per common unit) and other	-	-	-	(862,226)	-	(18,311)	-	(11,137)	(156,098)	(1,047,772)
Balance at June 30, 2020	1,379	$68,948	738,732	$32,173,980	12,914	$563,403	8,608	$350,078	$3,589,800	$36,746,209

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Consolidated net earnings	$1,050,006	$976,102
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(72,910)	(52,911)
Equity-based compensation awards	58,521	59,806
Depreciation and amortization	790,311	744,165
Earnings from unconsolidated entities, net	(139,468)	(142,872)
Operating distributions from unconsolidated entities	196,751	182,739
Decrease (increase) in operating receivables from unconsolidated entities	6,585	(176,939)
Amortization of debt discounts and debt issuance costs, net	4,168	3,465
Gains on dispositions of development properties and land, net	(361,004)	(249,166)
Gains on other dispositions of investments in real estate, net	(143,790)	(75,430)
Unrealized foreign currency and derivative gains, net	(83,382)	(42,904)
Losses on early extinguishment of debt, net	187,453	66,340
Deferred income tax expense	13,858	831
Decrease in accounts receivable and other assets	5,383	79,095
Decrease in accounts payable and accrued expenses and other liabilities	(46,579)	(16,972)
Net cash provided by operating activities	1,465,903	1,355,349
Investing activities:
Real estate development	(997,328)	(977,602)
Real estate acquisitions	(830,574)	(560,418)
Liberty Transaction, net of cash acquired	-	(23,463)
IPT Transaction, net of cash acquired	-	(1,665,524)
Tenant improvements and lease commissions on previously leased space	(148,037)	(84,884)
Property improvements	(41,129)	(51,456)
Proceeds from dispositions and contributions of real estate properties	1,829,576	1,257,908
Investments in and advances to unconsolidated entities	(366,644)	(286,846)
Return of investment from unconsolidated entities	46,135	141,489
Proceeds from repayment of notes receivable backed by real estate	-	4,312
Proceeds from the settlement of net investment hedges	-	2,352
Payments on the settlement of net investment hedges	(8,000)	(7,031)
Net cash used in investing activities	(516,001)	(2,251,163)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	743	1,851
Repurchase and retirement of common units	-	(34,829)
Distributions paid on common and preferred units	(967,921)	(891,185)
Noncontrolling interests contributions	4,361	916,974
Noncontrolling interests distributions	(71,053)	(156,098)
Settlement of noncontrolling interests	-	(203)
Redemption of common limited partnership units	(105,567)	(42,540)
Tax paid with shares of the Parent withheld	(17,472)	(23,133)
Debt and equity issuance costs paid	(20,483)	(40,979)
Net payments on credit facilities	(170,230)	(62,481)
Repurchase of and payments on debt	(2,185,209)	(4,690,444)
Proceeds from the issuance of debt	2,617,854	5,377,430
Net cash provided by (used in) financing activities	(914,977)	354,363

Effect of foreign currency exchange rate changes on cash	(31,565)	1,725
Net increase (decrease) in cash and cash equivalents	3,360	(539,726)
Cash and cash equivalents, beginning of period	598,086	1,088,855
Cash and cash equivalents, end of period	$601,446	$549,129

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2021, the Parent owned a 97.34% common general partnership interest in the OP and 100% of the preferred units in the OP. The remaining 2.66% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Under acquisition accounting, the total purchase price was allocated to the Liberty real estate properties and related lease intangibles on a relative fair value basis. All other assets acquired and liabilities assumed, including debt, and real estate assets that we do not intend to operate long-term were recorded at fair value as follows (in millions):

Net investments in real estate	$12,636
Intangible assets, net of intangible liabilities	491
Cash and other assets	233
Debt	(2,845)
Accounts payable, accrued expenses and other liabilities	(383)
Noncontrolling interests	(1)
Total purchase price, including transaction costs	$10,131

.

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2021	2020	2021	2020	2021	2020
Operating properties:
Buildings and improvements	443,999	441,336	2,277	2,261	$31,877,915	$31,489,943
Improved land					12,120,699	12,017,676
Development portfolio, including land costs:
Prestabilized	2,594	6,076	13	24	268,579	553,266
Properties under development	24,863	22,004	67	61	1,905,509	1,329,345
Land (1)					1,960,962	1,606,358
Other real estate investments (2)					3,388,899	3,387,740
Total investments in real estate properties					51,522,563	50,384,328
Less accumulated depreciation					7,108,954	6,539,156
Net investments in real estate properties					$44,413,609	$43,845,172

Index

(1)	At June 30, 2021 and December 31, 2020, our land was comprised of 5,080 and 5,304 acres, respectively.

(2)

Included in other real estate investments were: (i) non-strategic real estate assets acquired in the Liberty Transaction that we do not intend to operate long-term; (ii) real estate assets that we intend to redevelop into industrial properties; (iii) land parcels we own and lease to third parties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Liberty Transaction as discussed in Note 2 (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020 (1)
Number of operating properties	10	1	11	138
Square feet	2,088	20	2,113	20,276
Acres of land	445	188	706	455
Acquisition cost of net investments in real estate	$809,622	$147,893	$1,038,672	$2,541,660

(1)

On January 8, 2020, our two U.S. co-investment ventures, Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”) and Prologis U.S. Logistics Venture, LLC (“USLV”), acquired the wholly-owned real estate assets of Industrial Property Trust Inc. (“IPT”) for $2.0 billion each in a cash transaction, including transaction costs and the assumption and repayment of debt (the “IPT Transaction”). As we consolidate USLV, the number of operating properties, square feet and acquisition cost for the properties acquired by USLV are included in the consolidated acquisition activity.

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dispositions of development properties and land, net (1)
Number of properties	11	9	19	20
Square feet	5,174	3,990	9,461	8,626
Net proceeds	$676,387	$340,266	$1,446,200	$973,829
Gains on dispositions of development properties and land, net	$187,361	$86,416	$361,004	$249,166

Other dispositions of investments in real estate, net
Number of properties	42	5	43	23
Square feet	5,778	1,772	6,254	4,077
Net proceeds	$572,430	$193,755	$595,772	$354,312
Gains on other dispositions of investments in real estate, net	$127,167	$43,939	$143,790	$75,430

(1)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $412.1 million and $492.8 million within Other Assets and lease liabilities of $405.2 million and $487.0 million within Other Liabilities, for land and office space leases in which we are the lessee, on the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively.

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

Index

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	June 30,	December 31,
	2021	2020
Unconsolidated co-investment ventures	$6,905,148	$6,685,567
Other ventures	906,300	916,447
Total	$7,811,448	$7,602,014

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Recurring fees	$96,845	$76,173	$187,882	$150,860
Transactional fees	18,199	12,092	39,077	32,052
Promote revenue (1)	10,636	227,830	12,251	228,421
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$125,680	$316,095	$239,210	$411,333

(1)	Includes promote revenue earned from our unconsolidated co-investment venture in the U.S. in June 2020.

(2)	These amounts exclude strategic capital revenues from other ventures.

Index

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
As of:	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Key property information:
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	712	706	232	229	797	768	183	167	1,924	1,870
Square feet	118	117	51	51	192	185	74	67	435	420

Financial position:
Total assets ($)	10,961	10,840	3,144	3,023	17,823	16,918	10,414	10,209	42,342	40,990
Third-party debt ($)	3,218	3,129	839	854	3,898	4,002	3,963	3,831	11,918	11,816
Total liabilities ($)	3,787	3,722	910	898	5,636	5,607	4,519	4,389	14,852	14,616

Our investment balance ($) (2)	1,868	1,886	842	811	3,345	3,152	850	837	6,905	6,686
Our weighted average ownership (3)	25.3%	25.6%	40.0%	40.8%	29.7%	30.0%	15.2%	15.2%	25.9%	26.1%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
For the three months ended:
Total revenues ($)	257	232	78	66	343	281	160	143	838	722
Net earnings ($)	54	40	28	23	82	72	36	32	200	167

Our earnings from unconsolidated co-investment ventures, net ($)	15	10	10	9	26	23	6	5	57	47

For the six months ended:
Total revenues ($)	511	465	153	134	681	571	319	281	1,664	1,451
Net earnings ($)	103	74	58	46	169	150	71	58	401	328

Our earnings from unconsolidated co-investment ventures, net ($)	28	19	22	18	54	48	12	9	116	94

(1)	Prologis Brazil Logistics Venture (“PBLV”) and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2021 and December 31, 2020, resulted principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($141.2 million and $165.6 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(3)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At June 30, 2021, our outstanding equity commitments were $339.9 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2021 to 2028 if they have not been previously called.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2021 and December 31, 2020. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Index

Assets held for sale or contribution, including certain properties acquired through the Liberty Transaction and the IPT Transaction, consisted of the following (dollars and square feet in thousands):

	June 30,	December 31,
	2021	2020
Number of operating properties	42	66
Square feet	8,474	12,923
Total assets held for sale or contribution	$692,072	$1,070,724
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$12,127	$16,214

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	June 30, 2021			December 31, 2020
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (2)	Outstanding (3)	Interest Rate (1)	Term (2)	Outstanding (3)
Credit facilities	-	-	$-	0.8%	2.0	$171,794
Senior notes	1.6%	11.9	15,120,544	2.0%	11.2	14,275,870
Term loans and unsecured other	0.8%	6.0	1,425,513	0.9%	5.6	1,764,311
Secured mortgage	5.0%	4.8	439,248	3.1%	3.0	637,101
Total	1.6%	11.3	$16,985,305	1.9%	10.2	$16,849,076

(1)

The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average term represents the remaining maturity in years on the debt outstanding at period end.

(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	June 30, 2021			December 31, 2020
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,034,736	6.1%	2.2%	$1,019,480	6.1%
Canadian dollar	2.7%	292,463	1.7%	2.7%	285,708	1.7%
Euro	1.1%	7,057,570	41.6%	1.4%	6,549,676	38.8%
Japanese yen	0.9%	2,996,305	17.6%	0.8%	2,877,247	17.1%
U.S. dollar	2.6%	5,604,231	33.0%	2.8%	6,116,965	36.3%
Total	1.6%	$16,985,305		1.9%	$16,849,076

Credit Facilities

We have a global senior credit facility (the “2019 Global Facility”) under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion (subject to currency fluctuations). In April 2021, we entered into a second global senior credit facility (the “2021 Global Facility”) under which we may draw in Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $1.0 billion (subject to currency fluctuations). The 2019 Global Facility is scheduled to initially mature in January 2023 and the 2021 Global Facility in April 2024; however, we may extend the maturity date for both facilities by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the 2019 Global Facility to $4.5 billion and the 2021 Global Facility to $2.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($497.3 million at June 30, 2021). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($678.2 million at June 30, 2021), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2019 Global Facility, 2021 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Index

Liquidity

The following table summarizes information about our available liquidity at June 30, 2021 (in millions):

Aggregate lender commitments
Credit Facilities	$5,036
Less:
Borrowings outstanding	-
Outstanding letters of credit	16
Current availability	$5,020
Cash and cash equivalents	601
Total liquidity	$5,621

Senior Notes

The following table summarizes the issuances and redemptions of senior notes during the six months ended June 30, 2021 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Initial Borrowing Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February	€1,350,000	$1,639,305	0.7%	14.3	February 2032 – 2041
February	$400,000	$400,000	1.6%	10.1	March 2031
June	¥65,000,000	$587,441	0.8%	15.4	June 2028 – 2061

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
March	€599,514	$715,700	3.4%	3.0	February 2024
March	$750,000	$750,000	3.8%	4.7	November 2025

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance or redemption date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance or redemption date.

During the six months ended June 30, 2021, we used the net proceeds from the issuance of the senior notes to fund the senior note redemptions, repay other indebtedness and for general corporate purposes.

Early Extinguishment of Debt

During the six months ended June 30, 2021 and 2020, we recognized $187.5 million and $66.3 million of losses on the early extinguishment of debt, respectively. The losses during both periods were driven by the redemption of certain higher interest rate senior notes before their stated maturity. We redeemed $1.5 billion of senior notes with stated maturities of 2024 and 2025, and $1.1 billion of senior notes with stated maturities between 2021 and 2024, during the six months ended June 30, 2021 and 2020, respectively. The losses in 2020 included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt.

Term Loans

In April 2021, the multi-currency term loan (“2017 Term Loan”) was terminated, the outstanding balance paid down and the interest rate swap contracts associated with the outstanding balance of $250.3 million were settled.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2021 and for each year through the period ended December 31, 2025, and thereafter were as follows at June 30, 2021 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2021 (1)	$-	$-	$9,976	$31,669	$41,645
2022 (1)	-	534,780	-	14,012	548,792
2023	-	-	137,637	36,078	173,715
2024	-	-	-	135,588	135,588
2025	-	45,210	-	148,435	193,645
Thereafter	-	14,616,061	1,283,975	63,995	15,964,031
Subtotal	-	15,196,051	1,431,588	429,777	17,057,416
Premiums (discounts), net	-	4,250	-	11,055	15,305
Debt issuance costs, net	-	(79,757)	(6,075)	(1,584)	(87,416)
Total	$-	$15,120,544	$1,425,513	$439,248	$16,985,305

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with borrowings on our Credit Facilities.

Financial Debt Covenants

Our senior notes and term loans outstanding at June 30, 2021 were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At June 30, 2021, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,369,402	$3,385,110	$7,609,036	$7,663,800	$129,701	$145,131
Other consolidated entities (1)	various	various	128,396	98,416	1,368,652	1,066,129	167,751	73,987
Prologis, L.P.			3,497,798	3,483,526	8,977,688	8,729,929	297,452	219,118
Limited partners in Prologis, L.P. (2)(3)			877,293	869,507	-	-	-	-
Prologis, Inc.			$4,375,091	$4,353,033	$8,977,688	$8,729,929	$297,452	$219,118

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at June 30, 2021 and December 31, 2020 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)	We had 8.6 million Class A Units that were convertible into 8.0 million limited partnership units of the OP at June 30, 2021 and December 31, 2020.

(3)

At June 30, 2021 and December 31, 2020, excluding the Class A Units, there were limited partnership units in the OP that were exchangeable into cash or, at our option, 8.2 million shares of the Parent’s common stock. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan of 4.0 million at June 30, 2021 and 3.9 million at December 31, 2020. See further discussion of LTIP Units in Note 8.

NOTE 8. LONG-TERM COMPENSATION

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We have allocated participation points or a percentage of the compensation pool to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International (“MSCI”) US REIT Index for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3% of the excess value created, subject to a maximum as defined by each performance period. POP awards cannot be paid at a time when we meet the outperformance hurdle yet our absolute TSR is negative. If after seven years our absolute TSR has not been positive, the awards will be forfeited.

We granted participation points for the 2021 – 2023 performance period in January 2021, with a fair value of $30.3 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 0.2% and an expected volatility of 32.0% for Prologis and 29.0% for the MSCI US REIT Index. The 2021 – 2023 performance period has an absolute maximum cap of $100 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement.

The Outperformance Hurdle was met for the 2018 – 2020 performance period, which resulted in awards being earned at December 31, 2020. Additionally, awards were earned at December 31, 2020 for prior performance periods related to the compensation pool in excess of the initial award based on the terms of the POP awards granted prior to 2018. Awards of $100.0 million for the 2018 – 2020 performance period and $35.7 million in the aggregate for the 2016 – 2018 and 2017 – 2019 performance periods were awarded in January 2021 in the form of common stock, restricted stock units, POP LTIP Units and LTIP Units. The tables below include POP awards that were earned but are unvested while any vested awards are reflected within the Consolidated Statements of Equity and Capital. The initial grant date fair value derived using a Monte Carlo valuation model was used in determining the grant date fair value per unit in the tables below.

Index

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the six months ended June 30, 2021 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2021	986	$80.32
Granted (1)	685	78.09
Vested and distributed	(366)	76.60
Forfeited	(135)	73.66
Balance at June 30, 2021	1,170	$80.95

(1)

Included in granted were unvested units based on the POP performance criteria being met for the 2018 – 2020 performance period and represented the earned award amounts subject to an additional vesting period. Unvested units are included in the award discussion above. These amounts also include awards earned for prior performance periods related to the compensation pool in excess of the initial award.

LTIP Units

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2021 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2021	3,052	$66.50
Granted (1)	1,264	59.10
Forfeited	(50)	55.50
Vested LTIP Units	(820)	77.48
Balance at June 30, 2021	3,446	$61.33

(1)

Included in granted were unvested units based on the POP performance criteria being met for the 2018 – 2020 performance period and represented the earned award amounts subject to an additional vesting period. Unvested units are included in the award discussion above. These amounts also include awards earned for prior performance periods related to the compensation pool in excess of the initial award.

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

Index

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2021	2020	2021	2020
Net earnings attributable to common stockholders – Basic	$598,625	$404,539	$964,440	$893,957
Net earnings attributable to exchangeable limited partnership units (1)	16,921	11,763	27,241	25,812
Adjusted net earnings attributable to common stockholders – Diluted	$615,546	$416,302	$991,681	$919,769

Weighted average common shares outstanding – Basic	739,190	737,992	739,105	718,278
Incremental weighted average effect on exchange of limited partnership units (1)	21,179	21,539	21,084	20,884
Incremental weighted average effect of equity awards	4,283	6,299	4,535	6,865
Weighted average common shares outstanding – Diluted (2)	764,652	765,830	764,724	746,027

Net earnings per share attributable to common stockholders:
Basic	$0.81	$0.55	$1.30	$1.24
Diluted	$0.81	$0.54	$1.30	$1.23

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2021	2020	2021	2020
Net earnings attributable to common unitholders	$615,478	$416,189	$991,561	$919,577
Net earnings attributable to Class A Units	(6,456)	(4,375)	(10,447)	(10,026)
Net earnings attributable to common unitholders – Basic	609,022	411,814	981,114	909,551
Net earnings attributable to Class A Units	6,456	4,375	10,447	10,026
Net earnings attributable to exchangeable other limited partnership units	68	113	120	192
Adjusted net earnings attributable to common unitholders – Diluted	$615,546	$416,302	$991,681	$919,769

Weighted average common partnership units outstanding – Basic	752,065	751,182	751,883	730,807
Incremental weighted average effect on exchange of Class A Units	8,005	8,050	8,006	8,056
Incremental weighted average effect on exchange of other limited partnership units	299	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,283	6,299	4,536	6,865
Weighted average common units outstanding – Diluted (2)	764,652	765,830	764,724	746,027

Net earnings per unit attributable to common unitholders:
Basic	$0.81	$0.55	$1.30	$1.24
Diluted	$0.81	$0.54	$1.30	$1.23

(1)

Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Class A Units	8,005	8,050	8,006	8,056
Other limited partnership units	299	299	299	299
Equity awards	6,471	9,039	6,812	9,754
Prologis, L.P.	14,775	17,388	15,117	18,109
Common limited partnership units	12,875	13,190	12,779	12,529
Prologis, Inc.	27,650	30,578	27,896	30,638

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	June 30, 2021		December 31, 2020
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$25	$990	$620	$66
British pound sterling	1,075	6,314	174	7,589
Canadian dollar	1,241	6,800	80	5,827
Chinese renminbi	-	659	-	717
Euro	14,211	200	73	6,247
Japanese yen	17,436	-	720	1,604
Swedish krona	692	955	-	2,355

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	2,349	3,574	-	2,081
Canadian dollar	1,607	18,780	-	9,847

Interest rate swaps
Cash flow hedges
Euro	-	11	-	9
U.S. dollar	-	-	-	140
Total fair value of derivatives	$38,636	$38,283	$1,667	$36,482

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2021							2020
	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	SEK	Other	Total
Notional amounts at January 1 ($)	163	474	207	252	38	28	1,162	120	581	178	182	31	15	1,107
New contracts ($)	173	228	110	62	12	9	594	16	809	294	60	9	19	1,207
Matured, expired or settled contracts ($)	(61)	(78)	(69)	(38)	(7)	(9)	(262)	(22)	(1,071)	(285)	(50)	(6)	(27)	(1,461)
Notional amounts at June 30 ($)	275	624	248	276	43	28	1,494	114	319	187	192	34	7	853

Weighted average forward rate at June 30	1.27	1.23	1.36	102.99	8.54			1.33	1.16	1.31	102.86	9.40
Active contracts at June 30	67	81	63	72	63			42	48	54	45	30

Index

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Exercised contracts	49	40	74	73
Realized gains (losses) on the matured, expired or settled contracts	$(8)	$6	$(9)	$10
Unrealized gains (losses) on the change in fair value of outstanding contracts	$2	$(13)	$40	$34

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges of our foreign operations and cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) and reflected within the Other Comprehensive Income (Loss) table below.

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2021			2020
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	377	135	512	97	387	484
New contracts ($)	419	300	719	-	324	324
Matured, expired or settled contracts ($)	(125)	-	(125)	-	(576)	(576)
Notional amounts at June 30 ($)	671	435	1,106	97	135	232

Weighted average forward rate at June 30	1.27	1.38		1.32	1.35
Active contracts at June 30	8	4		2	1

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the six months ended June 30 (in millions):

	2021			2020
	EUR (1)	USD (1)	Total	EUR	USD	Total
Notional amounts at January 1 ($)	165	250	415	-	-	-
New contracts ($)	-	-	-	165	1,000	1,165
Matured, expired or settled contracts ($)	-	(250)	(250)	-	(750)	(750)
Notional amounts at June 30 ($)	165	-	165	165	250	415

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

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries as of the quarter ended (in millions):

	June 30, 2021	December 31, 2020
British pound sterling	$368	$842

Index

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest, primarily euro denominated debt, for the three and six months ended June 30 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Unrealized gains (losses) on the unhedged portion	$(3)	$(56)	$43	$26

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative net investment hedges	$(9,193)	$(2,835)	$(14,459)	$22,524
Debt designated as nonderivative net investment hedges	(12,431)	16,259	(18,833)	49,009
Cumulative translation adjustment	3,038	(14,477)	186,465	(206,119)
Total foreign currency translation gains (losses), net	$(18,586)	$(1,053)	$153,173	$(134,586)

Cash flow hedges (1) (2)	$6,003	$1,087	$7,374	$(14,438)
Our share of derivatives from unconsolidated co-investment ventures	(1,193)	286	2,257	(7,637)
Total unrealized gains (losses) on derivative contracts, net	$4,810	$1,373	$9,631	$(22,075)
Total change in other comprehensive income (loss)	$(13,776)	$320	$162,804	$(156,661)

(1)

We estimate an additional expense of $3.3 million will be reclassified to Interest Expense over the next 12 months from June 30, 2021, due to the amortization of previously settled derivatives designated as cash flow hedges.

(2)

Included in the six months ended June 30, 2020 was $16.8 million in losses associated with the termination of four U.S. dollar treasury lock contracts with an aggregate notional amount of $750.0 million that fixed the interest rate on the forecasted issuance of U.S. dollar senior notes issued in February 2020.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Fair Value Measurements on a Recurring Basis

At June 30, 2021 and December 31, 2020, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2021 and December 31, 2020, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At June 30, 2021 and December 31, 2020, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At June 30, 2021 and December 31, 2020, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

Index

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2021 and December 31, 2020, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The fair value of the senior notes decreased during the six months ended June 30, 2021 due to the increase in bond yields in the market as compared to the weighted average interest rates on our senior notes. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis and have taken the opportunity to refinance some of our debt at lower rates and longer maturities as discussed in Note 6.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$171,794	$171,794
Senior notes	15,120,544	15,543,979	14,275,870	15,452,381
Term loans and unsecured other	1,425,513	1,443,346	1,764,311	1,785,706
Secured mortgage	439,248	467,426	637,101	673,549
Total	$16,985,305	$17,454,751	$16,849,076	$18,083,430

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

Index

The following reconciliations are presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Real estate operations segment:
U.S.	$971,698	$896,879	$1,946,781	$1,726,262
Other Americas	25,495	19,736	49,388	45,815
Europe	13,372	17,988	32,228	33,490
Asia	10,890	10,863	21,413	21,549
Total real estate operations segment	1,021,455	945,466	2,049,810	1,827,116
Strategic capital segment:
U.S.	35,870	256,517	69,853	290,859
Other Americas	19,475	9,596	30,138	18,707
Europe	47,835	31,532	91,264	64,122
Asia	26,207	23,013	58,093	43,561
Total strategic capital segment	129,387	320,658	249,348	417,249

Total revenues	1,150,842	1,266,124	2,299,158	2,244,365

Segment net operating income:
Real estate operations segment:
U.S. (1)	734,295	675,126	1,443,598	1,277,730
Other Americas	19,229	13,817	36,824	33,273
Europe	7,474	8,655	20,665	18,810
Asia	8,130	7,780	15,068	15,023
Total real estate operations segment	769,128	705,378	1,516,155	1,344,836
Strategic capital segment:
U.S. (1)	15,352	203,582	23,654	217,206
Other Americas	16,648	6,348	24,554	11,527
Europe	36,278	19,114	68,449	39,708
Asia	16,010	10,069	38,142	20,689
Total strategic capital segment	84,288	239,113	154,799	289,130

Total segment net operating income	853,416	944,491	1,670,954	1,633,966

Reconciling items:
General and administrative expenses	(74,342)	(64,664)	(152,374)	(134,353)
Depreciation and amortization expenses	(392,736)	(398,195)	(790,311)	(744,165)
Gains on dispositions of development properties and land, net	187,361	86,416	361,004	249,166
Gains on other dispositions of investments in real estate, net	127,167	43,939	143,790	75,430
Operating income	700,866	611,987	1,233,063	1,080,044

Earnings from unconsolidated entities, net	72,419	54,142	139,468	142,872
Interest expense	(68,412)	(81,298)	(139,693)	(156,940)
Interest and other income, net	715	1,027	5,461	1,397
Foreign currency and derivative gains (losses), net	(6,080)	(60,836)	74,072	52,493
Losses on early extinguishment of debt, net	-	(23,573)	(187,453)	(66,340)
Earnings before income taxes	$699,508	$501,449	$1,124,918	$1,053,526

Index

	June 30, 2021	December 31, 2020
Segment assets:
Real estate operations segment:
U.S.	$43,130,429	$42,559,023
Other Americas	1,195,414	1,145,699
Europe	1,437,835	1,604,393
Asia	1,063,406	1,081,876
Total real estate operations segment	46,827,084	46,390,991
Strategic capital segment: (2)
U.S.	12,620	13,257
Europe	25,280	25,280
Asia	322	354
Total strategic capital segment	38,222	38,891
Total segment assets	46,865,306	46,429,882

Reconciling items:
Investments in and advances to unconsolidated entities	7,811,448	7,602,014
Assets held for sale or contribution	692,072	1,070,724
Cash and cash equivalents	601,446	598,086
Other assets	471,113	364,299
Total reconciling items	9,576,079	9,635,123
Total assets	$56,441,385	$56,065,005

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at June 30, 2021 and December 31, 2020.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2021 and 2020 included the following:

•

We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $10.0 million in 2021 and $2.9 million in 2020 for both assets and liabilities.

•	We capitalized $13.6 million and $13.2 million in 2021 and 2020, respectively, of equity-based compensation expense.

•	We assumed debt of $93.7 million upon obtaining a controlling financial interest in and consolidating an unconsolidated venture in 2021.

•

We received $173.7 million and $57.1 million in 2021 and 2020, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4.

•	We issued 0.1 million shares in both 2021 and 2020 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We formed an unconsolidated venture by contributing $10.0 million of land in 2021.

•	We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 2 for more information on this transaction.

We paid $179.8 million and $168.1 million for interest, net of amounts capitalized, for the six months ended June 30, 2021 and 2020, respectively.

We paid $72.0 million and $45.0 million for income taxes, net of refunds, for the six months ended June 30, 2021 and 2020, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2021, the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2021 and 2020, the related consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 27, 2021

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2021, the related consolidated statements of income, comprehensive income, and capital for the three-month and six-month periods ended June 30, 2021 and 2020, the related consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 27, 2021

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

We operate and manage our business on an owned and managed (“O&M”) basis and therefore evaluate the operating performance of the properties for our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures which we manage. We make operating decisions based on our total O&M portfolio, as we manage the properties similarly regardless of ownership. We also evaluate our results based on our proportionate economic ownership of each property included in the O&M portfolio (“our share”) to reflect our share of the financial results of the O&M portfolio.

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

MANAGEMENT’S OVERVIEW

We are the global leader in logistics real estate with a focus on high-barrier, high-growth markets. We own, manage and develop well-located, high-quality logistics facilities in 19 countries across four continents. Our local teams actively manage our portfolio, which encompasses leasing, property management, capital deployment and opportunistic dispositions. Our disposition activities allow us to recycle capital and largely self-fund our development and acquisition activities. The majority of our properties in the United States (“U.S.”) are wholly owned, while our international properties are primarily held in co-investment ventures, which has the benefit of mitigating our exposure to foreign currency movements.

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

At June 30, 2021, our total O&M portfolio at 100%, including properties and development projects (based on gross book value and total expected investment (“TEI”)), totaled $100.1 billion across 995 million square feet (92 million square meters) and four continents. Our share of the total O&M portfolio was $62.4 billion. We lease modern logistics facilities to a diverse base of approximately 5,500 customers.

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

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides us the opportunity to build what our customers need. We develop properties to meet these needs, deepen our market presence and maintain a modern portfolio. We believe we have a competitive advantage due to (i) the strategic locations of our land bank and redevelopment sites; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the net asset value of our Real Estate Operations segment. Based on our current estimates, our consolidated land, including options, has the potential to support the development of $12.1 billion of TEI of new logistics space. In addition to our land portfolio, we have also made investments in other consolidated properties that have the potential to be redeveloped into logistics facilities with a TEI of $2.4 billion. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital

Our strategic capital segment allows us to partner with many of the world’s largest institutional investors and capitalize our business through private equity, principally perpetual open-ended or long-term ventures, which allows us to reduce our exposure to foreign currency movements for investments outside the U.S. We also access capital in this segment through two publicly traded vehicles:

Index

Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We align our interests with our partners by holding significant ownership interests in all of our 9 unconsolidated co-investment ventures (ranging from 15% to 50%).

This segment produces stable, long-term cash flows and generally contributes 10% to 15% of our recurring consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through property and asset management services. Asset management fees are primarily driven by the real estate valuation of the venture. We earn additional revenues by providing leasing, acquisition, construction, development, financing, legal and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture or upon liquidation based on the appreciation of the portfolio. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses and excludes property-related NOI.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages to grow revenues, NOI, earnings, FFO and cash flows.

(1)	Calculated using the trailing twelve months immediately prior to the period ended.

(2)

General and Administrative (“G&A”) Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures. Annualized 2021 represents G&A and adjusted G&A expenses for the year ended December 31, 2021 based on the six months ended June 30, 2021.

•

Rent Growth. Due to the demand for the location and quality of our properties, we expect rents in our markets to continue to increase. In addition, due to strong market rent growth over the last several years and our expectations of continued rent growth in the future, our in-place leases have considerable upside potential to drive future annual incremental organic NOI growth. We estimated that the rental rates of our leases are 16.9% below current market on the basis of our weighted average ownership at June 30, 2021. Therefore, even if market rent growth is flat, we expect that a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013.

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

•

Economies of Scale from Growth. We use adjusted G&A expenses as a percentage of the O&M portfolio to measure and evaluate our overhead costs. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. As noted in the graph above, the acquisitions of Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty” or the “Liberty Transaction”) and Industrial Property Trust Inc. (“IPT” or the “IPT Transaction”) in the first quarter of 2020 are key examples of this effort, where we increased our investments in real estate in the O&M portfolio by over 20% and had minimal increases to G&A expenses, which resulted in lower G&A expenses as a percentage of investments in real estate.

Index

•

Balance Sheet Strength. We have continued to seek and execute on opportunities to refinance debt at historically low rates which resulted in extending our consolidated weighted average remaining maturity to 11 years and lowering our weighted average effective interest rate to 1.6%. At June 30, 2021, we had total available liquidity of $5.6 billion and continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant capacity to capitalize on value-added investment opportunities that will translate into future earnings growth.

•

Staying “Ahead of What’s Next™”. We are executing initiatives to create value beyond the real estate by enhancing our customers’ experience, utilizing our scale to streamline our procurement activities and negotiating better pricing on products and services for us and our customers, as well as delivering improvements to our business through innovation, data analytics and digitization efforts. Underlying our future strategy for growth is our ongoing commitment to, and initiatives in, environmental stewardship, social responsibility and governance.

SUMMARY OF 2021

Our financial condition and operating results were strong during the six months ended June 30, 2021. E-commerce continues to grow well above its historical average and demand for space is robust based on our proprietary data. Rent collections remain exceptional and leasing activity accelerated for our portfolio during the first half of 2021. Our outlook for the remainder of 2021 is equally as promising as we expect strong rent growth and asset valuations and our execution of profitable deployment activities to drive our operating results. Despite the COVID-19 pandemic our operating fundamentals have remained strong and market conditions for logistics real estate are healthy with the acceleration of e-commerce adoption, however, we cannot fully predict negative trends due to the continued uncertainty of COVID-19 across the globe.

During the six months ended June 30, 2021, we generated net proceeds of $2.0 billion and realized net gains of $505 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Japan and Europe and dispositions to third parties.

We completed the following consolidated financing activities that included the issuance of $2.6 billion and redemption of $1.5 billion of senior notes, with aggregate principal amounts in U.S. dollars. This resulted in extending our consolidated weighted average remaining maturity to 11 years and lowering our weighted average effective interest rate to 1.6% (principal in millions):

	Aggregate Principal		Issuance Date Weighted Average
Initial Borrowing Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February	€1,350	$1,639	0.7%	14.3	February 2032 – 2041
February	$400	$400	1.6%	10.1	March 2031
June	¥ 65,000	$587	0.8%	15.4	June 2028 – 2061
Total		$2,626	0.9%	13.9

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Date
March	€600	$716	3.4%	3.0	February 2024
March	$750	$750	3.8%	4.7	November 2025
Total		$1,466	3.6%	3.8

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance or redemption date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance or redemption date.

At June 30, 2021, we had total available liquidity of $5.6 billion, principally due to aggregate availability under our credit facilities of $5.0 billion and unrestricted cash balances of $601 million. In April 2021, we increased our available liquidity by entering into a second global senior credit facility with an available borrowing capacity of $1.0 billion and we terminated the $500 million multi-currency term loan.

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

Index

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

	2021	2020
Real Estate Operations – NOI	$1,516	$1,345
Strategic Capital – NOI	155	289
General and administrative expenses	(152)	(134)
Depreciation and amortization expenses	(791)	(744)
Operating income before gains on real estate transactions, net	728	756
Gains on dispositions of development properties and land, net	361	249
Gains on other dispositions of investments in real estate, net	144	75
Operating income	$1,233	$1,080

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

Below are the components of Real Estate Operations NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2021	2020
Rental revenues	$2,036	$1,823
Development management and other revenues	13	4
Rental expenses	(523)	(460)
Other expenses	(10)	(22)
Real Estate Operations – NOI	$1,516	$1,345

The change in Real Estate Operations NOI for the six months ended June 30, 2021 from the same period in 2020, was impacted by the following items (in millions):

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

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2020 through June 30, 2021.

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the six months ended June 30 (dollars and square feet in millions):

	2021	2020
Starts:
Number of new development projects during the period	31	6
Square feet	10	2
TEI	$1,145	$365
Percentage of build-to-suits based on TEI	36.6%	31.7%

Stabilizations:
Number of development projects stabilized during the period	33	31
Square feet	10	10
TEI	$1,046	$1,006
Percentage of build-to-suits based on TEI	36.1%	33.8%
Weighted average stabilized yield (1)	5.9%	6.4%
Estimated value at completion	$1,472	$1,386
Estimated weighted average margin	40.7%	37.7%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

During the first quarter of 2020, we suspended several recently started speculative development projects for the short term based on the market conditions at that time and government restrictions due to COVID-19. By the fourth quarter of 2020, most suspended projects were restarted and by March 2021, the entire development portfolio consisted of active projects. At June 30, 2021, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before September 2022 with a TEI of $3.7 billion, leaving $1.5 billion remaining to be spent and was 56.8% leased. We expect our development activities to continue to accelerate for the remainder of 2021.

Index

Capital Expenditures

We capitalize costs incurred in renovating, improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes capital expenditures, excluding development costs, and property improvements per square foot of our consolidated operating properties during each quarter:

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

Below are the components of Strategic Capital NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2021	2020
Strategic capital revenues	$249	$417
Strategic capital expenses	(94)	(128)
Strategic Capital – NOI	$155	$289

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Strategic capital revenues ($)
Recurring fees (2)	64	53	18	16	74	56	38	31	194	156
Transactional fees (3)	6	11	4	3	13	7	20	12	43	33
Promote revenue (4)	-	227	8	-	4	1	-	-	12	228
Total strategic capital revenues ($)	70	291	30	19	91	64	58	43	249	417
Strategic capital expenses ($)	(46)	(74)	(5)	(8)	(23)	(24)	(20)	(22)	(94)	(128)
Strategic Capital – NOI ($)	24	217	25	11	68	40	38	21	155	289

(1)	The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)	Recurring fees include asset and property management fees. The increase in fees is due to larger portfolios and increases in the fair value of the portfolios.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

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

G&A Expenses

G&A expenses were $152 million and $134 million for the six months ended June 30, 2021 and 2020, respectively. G&A expenses increased in 2021 as compared to 2020, due to higher compensation expenses based largely on our outperformance and the increase in our share price. We capitalize certain internal costs, including salaries and related expenses, directly related to our development activities. For discussion on our long-term incentive plans refer to the proxy statement for our 2021 annual meeting of stockholders.

The following table summarizes capitalized G&A for the six months ended June 30 (dollars in millions):

	2021	2020
Building and land development activities	$46	$38
Operating building improvements and other	14	12
Total capitalized G&A expenses	$60	$50
Capitalized salaries and related costs as a percent of total salaries and related costs	21.0%	20.9%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $791 million and $744 million for the six months ended June 30, 2021 and 2020, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the six months ended June 30, 2021 from the same period in 2020 (in millions):

(1)	Included in acquisitions are the operating properties and related intangible assets acquired in the Liberty Transaction.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $361 million and $249 million for the six months ended June 30, 2021 and 2020, respectively, and primarily included gains from the contribution of properties we developed to our unconsolidated co-investment ventures. Gains on other dispositions of investments in real estate were $144 million and $75 million for the six months ended June 30, 2021 and 2020, respectively, which included sales of operating properties, including certain non-strategic assets acquired in the Liberty Transaction. We utilized the proceeds from these transactions primarily to fund our development activities during both periods. See Note 3 to the Consolidated Financial Statements for further information on these transactions.

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

	June 30, 2021			December 31, 2020
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,275	445	97.1%	2,252	441	96.6%
Unconsolidated	1,901	430	95.8%	1,849	416	95.9%
Total	4,176	875	96.4%	4,101	857	96.2%

Below are the key operating metrics summarizing the leasing activity of our O&M operating portfolio.

(1)

Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained approximately 70% or more of our customers, based on the total square feet of leases commenced during these periods.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

(3)

Turnover costs include external leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. As a result of higher rents on leases that commenced during the six months ended June 30, 2021, leasing commissions on a per square foot basis have continued to increase as commissions are based on the contractual rent we receive over the lease term.

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

We define our same store population for the three months ended June 30, 2021 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2020 and owned throughout the same three-month period in both 2020 and 2021. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2020) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2021	2020	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,015	$944
Rental expenses	(245)	(232)
Consolidated Property NOI	770	712

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(237)	(202)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	573	541
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(461)	(443)
Prologis Share of Same Store Property NOI – Net Effective (2)	$645	$608	6.1%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(13)	(12)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(12)	(13)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	9	11
Prologis Share of Same Store Property NOI – Cash (2)(3)	$629	$594	5.8%

(1)

We exclude properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period and properties acquired or disposed of to third parties during the period. We also exclude net termination and renegotiation fees to allow us to evaluate the growth or decline in each property’s rental revenues without regard to one-time items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. Same Store Property NOI is adjusted to include an allocation of property management expenses for our consolidated properties based on the property management services provided to each property (generally, based on a percentage of revenues). On consolidation, these amounts are eliminated and the actual costs of providing property management and leasing services are recognized as part of our consolidated rental expense.

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at June 30, 2021 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $139 million and $143 million for the six months ended June 30, 2021 and 2020, respectively. The earnings we recognize can be impacted by: (i) variances in

Index

revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2021	2020
Gross interest expense	$155	$175
Amortization of debt discount and debt issuance costs, net	4	3
Capitalized amounts	(19)	(21)
Net interest expense	$140	$157
Weighted average effective interest rate during the period	1.8%	2.3%

Interest expense decreased during the six months ended June 30, 2021, as compared to the same period in 2020, principally due to the use of proceeds from the issuance of senior notes throughout 2020 and during the first quarter of 2021 to redeem higher interest rate senior notes before their stated maturity. As a result of our refinancing activities, we lowered the consolidated weighted average effective interest rate on our senior notes from 2.2% on January 1, 2020 to 1.6% on June 30, 2021.

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

The following table details our foreign currency and derivative gains (losses), net for the six months ended June 30 (in millions):

	2021	2020
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$(9)	$10

Unrealized foreign currency and derivative gains, net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	83	60
Losses on remeasurement of certain assets and liabilities	-	(18)
Total unrealized foreign currency and derivative gains, net	83	42
Total foreign currency and derivative gains, net	$74	$52

See Note 10 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

During the six months ended June 30, 2021 and 2020, we recognized $187 million and $66 million of losses on the early extinguishment of debt, respectively. The losses during both periods were driven by the redemption of certain higher interest rate senior notes before their stated maturity. We redeemed $1.5 billion of senior notes with stated maturities of 2024 and 2025, and $1.1 billion of senior notes with stated maturities between 2021 and 2024, during the six months ended June 30, 2021 and 2020, respectively. The losses in 2020 included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for more information regarding our debt repurchases.

Index

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

The following table summarizes our income tax expense (benefit) for the six months ended June 30 (in millions):

	2021	2020
Current income tax expense:
Income tax expense	$33	$46
Income tax expense on dispositions	25	30
Income tax expense on dispositions related to acquired tax liabilities	3	-
Total current income tax expense	61	76

Deferred income tax expense:
Income tax expense	17	1
Income tax benefit on dispositions related to acquired tax liabilities	(3)	-
Total deferred income tax expense	14	1
Total income tax expense	$75	$77

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $82 million and $79 million for the six months ended June 30, 2021 and 2020, respectively. Included in these amounts were $27 million and $26 million for the six months ended June 30, 2021 and 2020, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) during the six months ended June 30, 2021 and 2020, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments, that when designated the change in fair value is included in AOCI/L. See Note 10 to the Consolidated Financial Statements for more information on changes in other comprehensive income (loss) and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2021 AND 2020

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, are similar to the changes for the six-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

Index

•

completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2021, 80 properties in our development portfolio were 56.8% leased with a current investment of $2.2 billion and a TEI of $3.7 billion when completed and leased, leaving $1.5 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $42 million in 2021;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes;

•	distributions received from co-investment ventures;

•	proceeds from disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	available unrestricted cash balances ($601 million at June 30, 2021);

•	borrowing capacity under our current credit facility arrangements ($5.0 billion available at June 30, 2021);

•	proceeds from the issuance of debt; and

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2021			December 31, 2020
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,035	6.1%	2.2%	$1,019	6.1%
Canadian dollar	2.7%	292	1.7%	2.7%	286	1.7%
Euro	1.1%	7,058	41.6%	1.4%	6,550	38.8%
Japanese yen	0.9%	2,996	17.6%	0.8%	2,877	17.1%
U.S. dollar	2.6%	5,604	33.0%	2.8%	6,117	36.3%
Total debt (1)	1.6%	$16,985		1.9%	$16,849

(1)	The weighted average maturity for total debt outstanding at June 30, 2021 and December 31, 2020 was 136 months and 122 months, respectively.

Index

Our credit ratings at June 30, 2021, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At June 30, 2021, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at June 30, 2021 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$1,285	$1,285	2023 – 2024 (2)
Prologis European Logistics Fund	-	1,852	1,852	2023 – 2024 (2)
Prologis UK Logistics Venture	9	49	58	2024
Prologis China Core Logistics Fund	-	158	158	2022 – 2024 (2)
Prologis China Logistics Venture	282	1,596	1,878	2021 – 2028
Prologis Brazil Logistics Venture	49	198	247	2026
Total	$340	$5,138	$5,478

(1)	The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at June 30, 2021.

(2)	Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2021	2020
Net cash provided by operating activities	$1,466	$1,355
Net cash used in investing activities	$(516)	$(2,251)
Net cash provided by (used in) financing activities	$(915)	$354
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$3	$(540)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the six months ended June 30, 2021 and 2020:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Operations segment are impacted by our acquisition, development and disposition activities which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $73 million and $53 million for 2021 and 2020, respectively.

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

Index

•

G&A expenses and equity-based compensation awards. We incurred $152 million and $134 million of G&A expenses in 2021 and 2020, respectively. We recognized equity-based, noncash compensation expenses of $59 million and $60 million in 2021 and 2020, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $197 million and $183 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2021 and 2020, respectively.

•	Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $180 million and $168 million in 2021 and 2020, respectively.

•	Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $72 million and $45 million in 2021 and 2020, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate properties. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the six months ended June 30, 2021 and 2020:

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

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $367 million and $287 million in 2021 and 2020, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $46 million and $141 million in 2021 and 2020, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

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

Index

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the six months ended June 30 (in millions):

	2021	2020 (1)
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$3	$4
Secured mortgage debt	288	545
Senior notes	1,644	3,290
Term loans	250	851
Total	$2,185	$4,690

Proceeds from the issuance of debt
Secured mortgage debt	$-	$1
Senior notes	2,618	4,376
Term loans	-	1,000
Total	$2,618	$5,377

(1)

We completed the Liberty Transaction in 2020 and assumed $2.8 billion of debt, of which $1.8 billion was paid off with the proceeds from the issuance of senior notes. USLV assumed $342 million of debt in the IPT Transaction, all of which was paid off at closing. The assumption of debt was excluded from the table above.

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures of $6.9 billion at June 30, 2021. These ventures had total third-party debt of $11.9 billion at June 30, 2021. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 26.4% at June 30, 2021 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2021, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.63 and $0.58 per common share in the first two quarters of 2021 and 2020, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in both the first two quarters of 2021 and 2020.

At June 30, 2021, we had one series of preferred stock outstanding, the series Q. The annual dividend rate is 8.54% per share and dividends are payable quarterly in arrears.

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

	2021	2020
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$964	$894

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	770	725
Gains on other dispositions of investments in real estate, net	(144)	(75)
Reconciling items related to noncontrolling interests	(19)	(15)
Our share of reconciling items included in earnings related to unconsolidated entities	163	142
NAREIT defined FFO attributable to common stockholders/unitholders	1,734	1,671

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(83)	(43)
Deferred income tax expense	14	1
Current income tax expense on dispositions related to acquired tax liabilities	3	-
Our share of reconciling items included in earnings related to unconsolidated entities	(2)	3
FFO, as modified by Prologis attributable to common stockholders/unitholders	1,666	1,632

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(361)	(249)
Current income tax expense on dispositions	25	30
Losses on early extinguishment of debt and other, net	187	74
Reconciling items related to noncontrolling interests	-	(3)
Our share of reconciling items included in earnings related to unconsolidated entities	-	(31)
Core FFO attributable to common stockholders/unitholders	$1,517	$1,453

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2021. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At June 30, 2021, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the six months ended June 30, 2021, $255 million or 11.1% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen and have an aggregate notional amount of $1.5 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies.

Index

The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar.  Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $149 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At June 30, 2021, $15.5 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At June 30, 2021, $1.5 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at June 30, 2021 (dollars in millions):

	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1)	$17	$192	$36	$136	$15,162	$15,543	$15,937
Weighted average interest rate (2)	5.6%	0.5%	4.4%	7.6%	1.7%	1.8%

Variable rate debt
Term loans	-	-	138	-	994	1,132	1,135
Senior notes	-	357	-	-	-	357	358
Secured mortgage debt	25	-	-	-	-	25	25
Total variable rate debt	$25	$357	$138	$-	$994	$1,514	$1,518

(1)	At June 30, 2021, we had one interest rate swap agreement to fix €150 million ($165 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)

The weighted average interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at June 30, 2021 for the debt outstanding.

At June 30, 2021, the weighted average effective interest rate on our variable rate debt was 0.5%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the quarter ended June 30, 2021, which equates to a change in interest rates of 5 basis points on our average outstanding variable rate debt balances and less than 1 basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Index

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At June 30, 2021, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2021, we issued less than 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

During the quarterly period ended June 30, 2021, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

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

4.1	Form of Officers’ Certificate related to the 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 28, 2021).

4.2	Form of 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 28, 2021).

4.3	Form of Officers’ Certificate related to the 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 28, 2021).

4.4	Form of 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 28, 2021).

4.5	Form of Officers’ Certificate related to the 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 28, 2021).

4.6	Form of 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 28, 2021).

4.7	Form of Officers’ Certificate related to the 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 28, 2021).

4.8	Form of 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 28, 2021).

4.9	Form of Officers’ Certificate related to the 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 28, 2021).

4.10	Form of 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 28, 2021).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

Index

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith
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

Date: July 27, 2021