Form 10-Q
period 2021-09-30
Prologis, Inc.; Prologis, L.P.
filed 2021-10-26
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 22, 2021, was approximately 739,327,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2021, the Parent owned 97.26% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.74% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Investments in real estate properties	$52,458,694	$50,384,328
Less accumulated depreciation	7,404,304	6,539,156
Net investments in real estate properties	45,054,390	43,845,172
Investments in and advances to unconsolidated entities	7,652,323	7,602,014
Assets held for sale or contribution	571,671	1,070,724
Net investments in real estate	53,278,384	52,517,910

Cash and cash equivalents	585,071	598,086
Other assets	3,153,215	2,949,009
Total assets	$57,016,670	$56,065,005

LIABILITIES AND EQUITY
Liabilities:
Debt	$17,135,668	$16,849,076
Accounts payable and accrued expenses	1,441,776	1,143,372
Other liabilities	1,681,752	1,747,977
Total liabilities	20,259,196	19,740,425

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2021 and December 31, 2020	63,948	63,948
Common stock; $0.01 par value; 739,323 shares and 739,381 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	7,393	7,394
Additional paid-in capital	35,526,671	35,488,634
Accumulated other comprehensive loss	(983,906)	(1,193,739)
Distributions in excess of net earnings	(2,107,989)	(2,394,690)
Total Prologis, Inc. stockholders’ equity	32,506,117	31,971,547
Noncontrolling interests	4,251,357	4,353,033
Total equity	36,757,474	36,324,580
Total liabilities and equity	$57,016,670	$56,065,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental	$1,037,281	$980,148	$3,073,700	$2,803,321
Strategic capital	141,448	98,993	390,796	516,242
Development management and other	4,320	3,632	17,711	7,575
Total revenues	1,183,049	1,082,773	3,482,207	3,327,138
Expenses:
Rental	256,607	245,490	779,624	705,217
Strategic capital	52,389	45,791	146,938	173,910
General and administrative	66,970	74,348	219,344	208,701
Depreciation and amortization	390,806	400,738	1,181,117	1,144,903
Other	4,413	3,020	15,051	25,573
Total expenses	771,185	769,387	2,342,074	2,258,304

Operating income before gains on real estate transactions, net	411,864	313,386	1,140,133	1,068,834
Gains on dispositions of development properties and land, net	139,406	134,207	500,410	383,373
Gains on other dispositions of investments in real estate, net	214,390	108,927	358,180	184,357
Operating income	765,660	556,520	1,998,723	1,636,564

Other income (expense):
Earnings from unconsolidated entities, net	91,818	73,972	231,286	216,844
Interest expense	(63,638)	(80,711)	(203,331)	(237,651)
Interest and other income (expense), net	(846)	(5,866)	4,615	(4,469)
Foreign currency and derivative gains (losses), net	64,172	(100,974)	138,244	(48,481)
Losses on early extinguishment of debt, net	-	(98,266)	(187,453)	(164,606)
Total other income (expense)	91,506	(211,845)	(16,639)	(238,363)
Earnings before income taxes	857,166	344,675	1,982,084	1,398,201
Total income tax expense	(59,435)	(12,154)	(134,347)	(89,578)
Consolidated net earnings	797,731	332,521	1,847,737	1,308,623
Less net earnings attributable to noncontrolling interests	74,193	29,827	156,676	108,703
Net earnings attributable to controlling interests	723,538	302,694	1,691,061	1,199,920
Less preferred stock dividends	1,531	1,652	4,614	4,921
Loss on preferred stock repurchase	-	2,347	-	2,347
Net earnings attributable to common stockholders	$722,007	$298,695	$1,686,447	$1,192,652

Weighted average common shares outstanding – Basic	739,439	738,194	739,217	724,876
Weighted average common shares outstanding – Diluted	764,945	764,619	764,644	750,971

Net earnings per share attributable to common stockholders – Basic	$0.98	$0.40	$2.28	$1.65

Net earnings per share attributable to common stockholders – Diluted	$0.97	$0.40	$2.27	$1.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consolidated net earnings	$797,731	$332,521	$1,847,737	$1,308,623
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	48,708	(45,576)	201,881	(180,162)
Unrealized gains (losses) on derivative contracts, net	3,748	2,379	13,379	(19,696)
Comprehensive income	850,187	289,324	2,062,997	1,108,765
Net earnings attributable to noncontrolling interests	(74,193)	(29,827)	(156,676)	(108,703)
Other comprehensive loss (income) attributable to noncontrolling interests	(1,242)	861	(5,427)	5,791
Comprehensive income attributable to common stockholders	$774,752	$260,358	$1,900,894	$1,005,853

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended September 30, 2021 and 2020

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2021	$63,948	739,020	$7,390	$35,432,843	$(1,035,120)	$(2,363,348)	$4,375,091	$36,480,804
Consolidated net earnings	-	-	-	-	-	723,538	74,193	797,731
Effect of equity compensation plans	-	17	-	11,141	-	-	17,017	28,158
Capital contributions	-	-	-	-	-	-	3,017	3,017
Redemption of noncontrolling interests	-	286	3	12,540	-	-	(45,149)	(32,606)
Issuance of units related to acquisitions	-	-	-	-	-	-	130,416	130,416
Foreign currency translation gains, net	-	-	-	-	47,576	-	1,132	48,708
Unrealized gains on derivative contracts, net	-	-	-	-	3,638	-	110	3,748
Reallocation of equity	-	-	-	70,153	-	-	(70,153)	-
Dividends ($0.63 per common share) and other distributions	-	-	-	(6)	-	(468,179)	(234,317)	(702,502)
Balance at September 30, 2021	$63,948	739,323	$7,393	$35,526,671	$(983,906)	$(2,107,989)	$4,251,357	$36,757,474

Balance at July 1, 2020	$68,948	738,732	$7,387	$35,424,401	$(1,142,129)	$(2,115,679)	$4,503,281	36,746,209
Consolidated net earnings	-	-	-	-	-	302,694	29,827	332,521
Effect of equity compensation plans	-	9	1	14,274	-	-	20,905	35,180
Issuance of units related to acquisitions		-	-	-	-	-	48,533	48,533
Repurchase of preferred stock	(5,000)	-	-	147	-	(2,347)	-	(7,200)
Redemption of noncontrolling interests	-	224	2	9,698	-	-	(78,734)	(69,034)
Foreign currency translation losses, net	-	-	-	-	(44,637)	-	(939)	(45,576)
Unrealized gains on derivative contracts, net	-	-	-	-	2,301	-	78	2,379
Reallocation of equity	-	-	-	7,707	-	-	(7,707)	-
Dividends ($0.58 per common share) and other distributions	-	-	-	(4)	-	(430,589)	(123,112)	(553,705)
Balance at September 30, 2020	$63,948	738,965	$7,390	$35,456,223	$(1,184,465)	$(2,245,921)	$4,392,132	$36,489,307

Nine Months Ended September 30, 2021 and 2020

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2021	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	1,691,061	156,676	1,847,737
Effect of equity compensation plans	-	(403)	(5)	24,443	-	-	61,580	86,018
Capital contributions	-	-	-	-	-	-	7,378	7,378
Redemption of noncontrolling interests	-	345	4	15,135	-	-	(153,312)	(138,173)
Consolidation of other venture	-	-	-	-			25,759	25,759
Issuance of units related to acquisitions	-	-	-	-	-	-	130,416	130,416
Foreign currency translation gains, net	-	-	-	-	196,820	-	5,061	201,881
Unrealized gains on derivative contracts, net	-	-	-	-	13,013	-	366	13,379
Reallocation of equity	-	-	-	(1,510)	-	-	1,510	-
Dividends ($1.89 per common share) and other distributions	-	-	-	(31)	-	(1,404,360)	(337,110)	(1,741,501)
Balance at September 30, 2021	$63,948	739,323	$7,393	$35,526,671	$(983,906)	$(2,107,989)	$4,251,357	$36,757,474

Balance at January 1, 2020	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784
Consolidated net earnings	-	-	-	-	-	1,199,920	108,703	1,308,623
Effect of equity compensation plans	-	655	7	21,096	-	-	63,905	85,008
Liberty Transaction, net of issuance costs		106,723	1,067	9,801,373	-	-	211,086	10,013,526
Issuance of units related to acquisitions	-	-	-	-	-	-	48,533	48,533
Repurchase of common shares	-	(539)	(5)	(34,824)	-	-	-	(34,829)
Repurchase of preferred stock	(5,000)	-	-	147	-	(2,347)	-	(7,200)
Capital contributions	-	-	-	-	-	-	916,974	916,974
Redemption of noncontrolling interests	-	329	3	14,249	-	-	(126,029)	(111,777)
Foreign currency translation losses, net	-	-	-	-	(174,903)	-	(5,259)	(180,162)
Unrealized losses on derivative contracts, net	-	-	-	-	(19,164)	-	(532)	(19,696)
Reallocation of equity	-	-	-	(64,752)	-	-	64,752	-
Dividends ($1.74 per common share) and other distributions	-	-	-	(493)	-	(1,292,326)	(308,658)	(1,601,477)
Balance at September 30, 2020	$63,948	738,965	$7,390	$35,456,223	$(1,184,465)	$(2,245,921)	$4,392,132	$36,489,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Consolidated net earnings	$1,847,737	$1,308,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(109,043)	(88,637)
Equity-based compensation awards	84,416	86,360
Depreciation and amortization	1,181,117	1,144,903
Earnings from unconsolidated entities, net	(231,286)	(216,844)
Operating distributions from unconsolidated entities	311,284	355,395
Decrease in operating receivables from unconsolidated entities	18,036	71,979
Amortization of debt discounts and debt issuance costs, net	6,632	5,568
Gains on dispositions of development properties and land, net	(500,410)	(383,373)
Gains on other dispositions of investments in real estate, net	(358,180)	(184,357)
Unrealized foreign currency and derivative losses (gains), net	(150,443)	58,645
Losses on early extinguishment of debt, net	187,453	164,606
Deferred income tax expense (benefit)	10,049	(6,564)
Increase in accounts receivable and other assets	(223,658)	(33,189)
Increase in accounts payable and accrued expenses and other liabilities	206,272	50,220
Net cash provided by operating activities	2,279,976	2,333,335
Investing activities:
Real estate development	(1,770,353)	(1,501,089)
Real estate acquisitions	(1,196,994)	(700,793)
Liberty Transaction, net of cash acquired	-	(24,550)
IPT Transaction, net of cash acquired	-	(1,665,359)
Tenant improvements and lease commissions on previously leased space	(233,853)	(142,168)
Property improvements	(98,874)	(91,355)
Proceeds from dispositions and contributions of real estate	2,817,943	1,684,633
Investments in and advances to unconsolidated entities	(454,918)	(345,310)
Return of investment from unconsolidated entities	56,993	206,741
Proceeds from repayment of notes receivable backed by real estate	-	4,312
Proceeds from the settlement of net investment hedges	-	2,352
Payments on the settlement of net investment hedges	(16,513)	(7,236)
Net cash used in investing activities	(896,569)	(2,579,822)
Financing activities:
Proceeds from issuance of common stock	743	1,869
Repurchase and retirement of common stock	-	(34,829)
Repurchase of preferred stock	-	(7,200)
Dividends paid on common and preferred stock	(1,404,360)	(1,292,326)
Noncontrolling interests contributions	7,378	916,974
Noncontrolling interests distributions	(337,110)	(308,658)
Settlement of noncontrolling interests	(138,173)	(111,777)
Tax paid with shares withheld	(18,434)	(23,227)
Debt and equity issuance costs paid	(22,008)	(51,723)
Net payments on credit facilities	(70,200)	(142,498)
Repurchase of and payments on debt	(2,201,383)	(6,156,328)
Proceeds from the issuance of debt	2,824,754	7,303,761
Net cash provided by (used in) financing activities	(1,358,793)	94,038

Effect of foreign currency exchange rate changes on cash	(37,629)	3,787
Net decrease in cash and cash equivalents	(13,015)	(148,662)
Cash and cash equivalents, beginning of period	598,086	1,088,855
Cash and cash equivalents, end of period	$585,071	$940,193

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2021	December 31, 2020
ASSETS
Investments in real estate properties	$52,458,694	$50,384,328
Less accumulated depreciation	7,404,304	6,539,156
Net investments in real estate properties	45,054,390	43,845,172
Investments in and advances to unconsolidated entities	7,652,323	7,602,014
Assets held for sale or contribution	571,671	1,070,724
Net investments in real estate	53,278,384	52,517,910

Cash and cash equivalents	585,071	598,086
Other assets	3,153,215	2,949,009
Total assets	$57,016,670	$56,065,005

LIABILITIES AND CAPITAL
Liabilities:
Debt	$17,135,668	$16,849,076
Accounts payable and accrued expenses	1,441,776	1,143,372
Other liabilities	1,681,752	1,747,977
Total liabilities	20,259,196	19,740,425

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	32,442,169	31,907,599
Limited partners – common	564,480	523,954
Limited partners – Class A common	351,090	345,553
Total partners’ capital	33,421,687	32,841,054
Noncontrolling interests	3,335,787	3,483,526
Total capital	36,757,474	36,324,580
Total liabilities and capital	$57,016,670	$56,065,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental	$1,037,281	$980,148	$3,073,700	$2,803,321
Strategic capital	141,448	98,993	390,796	516,242
Development management and other	4,320	3,632	17,711	7,575
Total revenues	1,183,049	1,082,773	3,482,207	3,327,138
Expenses:
Rental	256,607	245,490	779,624	705,217
Strategic capital	52,389	45,791	146,938	173,910
General and administrative	66,970	74,348	219,344	208,701
Depreciation and amortization	390,806	400,738	1,181,117	1,144,903
Other	4,413	3,020	15,051	25,573
Total expenses	771,185	769,387	2,342,074	2,258,304

Operating income before gains on real estate transactions, net	411,864	313,386	1,140,133	1,068,834
Gains on dispositions of development properties and land, net	139,406	134,207	500,410	383,373
Gains on other dispositions of investments in real estate, net	214,390	108,927	358,180	184,357
Operating income	765,660	556,520	1,998,723	1,636,564

Other income (expense):
Earnings from unconsolidated entities, net	91,818	73,972	231,286	216,844
Interest expense	(63,638)	(80,711)	(203,331)	(237,651)
Interest and other income (expense), net	(846)	(5,866)	4,615	(4,469)
Foreign currency and derivative gains (losses), net	64,172	(100,974)	138,244	(48,481)
Losses on early extinguishment of debt, net	-	(98,266)	(187,453)	(164,606)
Total other income (expense)	91,506	(211,845)	(16,639)	(238,363)
Earnings before income taxes	857,166	344,675	1,982,084	1,398,201
Total income tax expense	(59,435)	(12,154)	(134,347)	(89,578)
Consolidated net earnings	797,731	332,521	1,847,737	1,308,623
Less net earnings attributable to noncontrolling interests	54,406	21,453	109,768	74,709
Net earnings attributable to controlling interests	743,325	311,068	1,737,969	1,233,914
Less preferred unit distributions	1,531	1,652	4,614	4,921
Loss on preferred unit repurchase	-	2,347	-	2,347
Net earnings attributable to common unitholders	$741,794	$307,069	$1,733,355	$1,226,646

Weighted average common units outstanding – Basic	751,558	750,971	751,773	737,489
Weighted average common units outstanding – Diluted	764,945	764,619	764,644	750,971

Net earnings per unit attributable to common unitholders – Basic	$0.98	$0.40	$2.28	$1.65

Net earnings per unit attributable to common unitholders – Diluted	$0.97	$0.40	$2.27	$1.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consolidated net earnings	$797,731	$332,521	$1,847,737	$1,308,623
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	48,708	(45,576)	201,881	(180,162)
Unrealized gains (losses) on derivative contracts, net	3,748	2,379	13,379	(19,696)
Comprehensive income	850,187	289,324	2,062,997	1,108,765
Net earnings attributable to noncontrolling interests	(54,406)	(21,453)	(109,768)	(74,709)
Other comprehensive loss (income) attributable to noncontrolling interests	336	(217)	493	405
Comprehensive income attributable to common unitholders	$796,117	$267,654	$1,953,722	$1,034,461

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended September 30, 2021 and 2020

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2021	1,279	$63,948	739,020	$32,041,765	12,231	$530,326	8,595	$346,967	$3,497,798	$36,480,804
Consolidated net earnings	-	-	-	723,538	-	11,971	-	7,816	54,406	797,731
Effect of equity compensation plans	-	-	17	11,141	125	17,017	-	-	-	28,158
Capital contributions	-	-	-	-	-	-	-	-	3,017	3,017
Redemption of limited partners units	-	-	286	12,543	(523)	(45,149)	-	-	-	(32,606)
Issuance of units related to acquisitions	-	-	-	-	1,031	130,416	-	-	-	130,416
Foreign currency translation gains (losses), net	-	-	-	47,576	-	954	-	514	(336)	48,708
Unrealized gains on derivative contracts, net	-	-	-	3,638	-	71	-	39	-	3,748
Reallocation of capital	-	-	-	70,153	-	(71,466)	-	1,313	-	-
Distributions ($0.63 per common unit) and other	-	-	-	(468,185)	-	(9,660)	-	(5,559)	(219,098)	(702,502)
Balance at September 30, 2021	1,279	$63,948	739,323	$32,442,169	12,864	$564,480	8,595	$351,090	$3,335,787	$36,757,474

Balance at July 1, 2020	1,379	$68,948	738,732	$32,173,980	12,914	$563,403	8,608	$350,078	$3,589,800	$36,746,209
Consolidated net earnings	-	-	-	302,694	-	5,158	-	3,216	21,453	332,521
Effect of equity compensation plans	-	-	9	14,275	22	20,905	-	-	-	35,180
Issuance of units related to acquisitions	-	-	-	-	461	48,533	-	-	-	48,533
Repurchase of preferred units	(100)	(5,000)	-	(2,200)	-	-	-	-	-	(7,200)
Redemption of limited partners units	-	-	224	9,700	(903)	(78,215)	(13)	(519)	-	(69,034)
Foreign currency translation gains (losses), net	-	-	-	(44,637)	-	(676)	-	(480)	217	(45,576)
Unrealized gains on derivative contracts, net	-	-	-	2,301	-	52	-	26	-	2,379
Reallocation of capital	-	-	-	7,707	-	(8,454)	-	747	-	-
Distributions ($0.58 per common unit) and other	-	-	-	(430,593)	-	(9,080)	-	(5,558)	(108,474)	(553,705)
Balance at September 30, 2020	1,279	$63,948	738,965	$32,033,227	12,494	$541,626	8,595	$347,510	$3,502,996	$36,489,307

Nine Months Ended September 30, 2021 and 2020

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2021	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	1,691,061	-	28,645	-	18,263	109,768	1,847,737
Effect of equity compensation plans	-	-	(403)	24,438	1,210	61,580	-	-	-	86,018
Capital contributions	-	-	-	-	-	-	-	-	7,378	7,378
Redemption of limited partners units	-	-	345	15,139	(1,519)	(153,312)	-	-	-	(138,173)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Issuance of units related to acquisitions	-	-	-	-	1,031	130,416	-	-	-	130,416
Foreign currency translation gains (losses), net	-	-		196,820	-	3,424	-	2,130	(493)	201,881
Unrealized gains on derivative contracts, net	-	-	-	13,013	-	226	-	140	-	13,379
Reallocation of capital	-	-	-	(1,510)	-	(169)	-	1,679	-	-
Distributions ($1.89 per common unit) and other	-	-	-	(1,404,391)	-	(30,284)	-	(16,675)	(290,151)	(1,741,501)
Balance at September 30, 2021	1,279	$63,948	739,323	$32,442,169	12,864	$564,480	8,595	$351,090	$3,335,787	$36,757,474

Balance at January 1, 2020	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784
Consolidated net earnings	-	-	-	1,199,920	-	20,752	-	13,242	74,709	1,308,623
Effect of equity compensation plans	-	-	655	21,103	1,279	63,905	-	-	-	85,008
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,440	2,288	210,190	-	-	896	10,013,526
Issuance of units related to acquisitions	-	-	-	-	461	48,533	-	-	-	48,533
Repurchase of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Repurchase of preferred units	(100)	(5,000)	-	(2,200)	-	-	-	-	-	(7,200)
Capital contributions	-	-	-	-	-	-	-	-	916,974	916,974
Redemption of limited partners units	-	-	329	14,252	(1,467)	(125,307)	(18)	(722)	-	(111,777)
Foreign currency translation losses, net	-	-	-	(174,903)	-	(2,957)	-	(1,897)	(405)	(180,162)
Unrealized losses on derivative contracts, net	-	-	-	(19,164)	-	(324)	-	(208)	-	(19,696)
Reallocation of capital	-	-	-	(64,752)	-	(851)	-	65,603	-	-
Distributions ($1.74 per common unit) and other	-	-	-	(1,292,819)	-	(27,391)	-	(16,695)	(264,572)	(1,601,477)
Balance at September 30, 2020	1,279	$63,948	738,965	$32,033,227	12,494	$541,626	8,595	$347,510	$3,502,996	$36,489,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Consolidated net earnings	$1,847,737	$1,308,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(109,043)	(88,637)
Equity-based compensation awards	84,416	86,360
Depreciation and amortization	1,181,117	1,144,903
Earnings from unconsolidated entities, net	(231,286)	(216,844)
Operating distributions from unconsolidated entities	311,284	355,395
Decrease in operating receivables from unconsolidated entities	18,036	71,979
Amortization of debt discounts and debt issuance costs, net	6,632	5,568
Gains on dispositions of development properties and land, net	(500,410)	(383,373)
Gains on other dispositions of investments in real estate, net	(358,180)	(184,357)
Unrealized foreign currency and derivative losses (gains), net	(150,443)	58,645
Losses on early extinguishment of debt, net	187,453	164,606
Deferred income tax expense (benefit)	10,049	(6,564)
Increase in accounts receivable and other assets	(223,658)	(33,189)
Increase in accounts payable and accrued expenses and other liabilities	206,272	50,220
Net cash provided by operating activities	2,279,976	2,333,335
Investing activities:
Real estate development	(1,770,353)	(1,501,089)
Real estate acquisitions	(1,196,994)	(700,793)
Liberty Transaction, net of cash acquired	-	(24,550)
IPT Transaction, net of cash acquired	-	(1,665,359)
Tenant improvements and lease commissions on previously leased space	(233,853)	(142,168)
Property improvements	(98,874)	(91,355)
Proceeds from dispositions and contributions of real estate	2,817,943	1,684,633
Investments in and advances to unconsolidated entities	(454,918)	(345,310)
Return of investment from unconsolidated entities	56,993	206,741
Proceeds from repayment of notes receivable backed by real estate	-	4,312
Proceeds from the settlement of net investment hedges	-	2,352
Payments on the settlement of net investment hedges	(16,513)	(7,236)
Net cash used in investing activities	(896,569)	(2,579,822)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	743	1,869
Repurchase and retirement of common units	-	(34,829)
Repurchase of preferred units	-	(7,200)
Distributions paid on common and preferred units	(1,451,319)	(1,336,412)
Noncontrolling interests contributions	7,378	916,974
Noncontrolling interests distributions	(290,151)	(264,572)
Redemption of common limited partnership units	(138,173)	(111,777)
Tax paid with shares of the Parent withheld	(18,434)	(23,227)
Debt and equity issuance costs paid	(22,008)	(51,723)
Net payments on credit facilities	(70,200)	(142,498)
Repurchase of and payments on debt	(2,201,383)	(6,156,328)
Proceeds from the issuance of debt	2,824,754	7,303,761
Net cash provided by (used in) financing activities	(1,358,793)	94,038

Effect of foreign currency exchange rate changes on cash	(37,629)	3,787
Net decrease in cash and cash equivalents	(13,015)	(148,662)
Cash and cash equivalents, beginning of period	598,086	1,088,855
Cash and cash equivalents, end of period	$585,071	$940,193

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2021, the Parent owned a 97.26% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.74% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Accounting Pronouncements.

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board issued an Accounting Standard Update (“ASU”) that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate. We refer to this transition as “reference rate reform.”

Index

The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and we elected to adopt the ASU over time as our reference rate reform activities occurred. In reliance on the relief, we have modified debt contracts during the three months ended September 30, 2021. There were no other changes to the contracts other than the base rate from GBP LIBOR and Yen LIBOR to their alternative reference rates and therefore there was no material impact on our Consolidated Financial Statements due to the adoption of the ASU. We anticipate further modifications to other debt and derivative contracts by the end of 2021.

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

Under acquisition accounting, the total purchase price was allocated to the Liberty real estate properties and related lease intangibles on a relative fair value basis. All other assets acquired and liabilities assumed, including debt, and real estate assets that we do not intend to operate long-term were recorded at fair value as follows (in millions):

Net investments in real estate	$12,636
Intangible assets, net of intangible liabilities	491
Cash and other assets	233
Debt	(2,845)
Accounts payable, accrued expenses and other liabilities	(383)
Noncontrolling interests	(1)
Total purchase price, including transaction costs	$10,131

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2021	2020	2021	2020	2021	2020
Operating properties:
Buildings and improvements	444,812	441,336	2,286	2,261	$32,064,117	$31,489,943
Improved land					12,145,397	12,017,676
Development portfolio, including land costs:
Prestabilized	3,761	6,076	12	24	433,391	553,266
Properties under development	31,967	22,004	84	61	2,377,098	1,329,345
Land (1)					2,039,754	1,606,358
Other real estate investments (2)					3,398,937	3,387,740
Total investments in real estate properties					52,458,694	50,384,328
Less accumulated depreciation					7,404,304	6,539,156
Net investments in real estate properties					$45,054,390	$43,845,172

Index

(1)	At September 30, 2021 and December 31, 2020, our land was comprised of 5,186 and 5,304 acres, respectively.

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

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Liberty Transaction as discussed in Note 2 (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021 (1)	2020 (2)
Number of operating properties	15	2	26	140
Square feet	3,910	194	6,023	20,470
Acres of land	685	156	1,391	611
Acquisition cost of net investments in real estate (3)	$757,711	$188,717	$1,796,383	$2,730,377

(1)	During the nine months ended September 30, 2021, we acquired additional ownership interest in unconsolidated other ventures from our partners and began consolidating the real estate assets.

(2)

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

(3)

The acquisition cost of net investments in real estate includes other real estate investments of $50.5 million and $224.3 million during the three and nine months ended September 30, 2021, respectively. Acquisitions of other real estate investments were not material during 2020. This category of real estate is not included within the other metrics in this table.

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (1)	2020	2021 (1)	2020
Dispositions of development properties and land, net (2)
Number of properties	12	12	31	32
Square feet	2,876	3,150	12,337	11,776
Net proceeds	$368,131	$410,398	$1,814,331	$1,384,227
Gains on dispositions of development properties and land, net	$139,406	$134,207	$500,410	$383,373

Other dispositions of investments in real estate, net
Number of properties	31	15	74	38
Square feet	5,806	2,558	12,060	6,635
Net proceeds	$738,396	$409,303	$1,334,168	$763,615
Gains on other dispositions of investments in real estate, net	$214,390	$108,927	$358,180	$184,357

Index

(1)	During the three and nine months ended September 30, 2021, we sold our ownership interest in an unconsolidated other venture.

(2)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $425.6 million and $492.8 million within Other Assets and lease liabilities of $419.2 million and $487.0 million within Other Liabilities, for land and office space leases in which we are the lessee, on the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	September 30,	December 31,
	2021	2020
Unconsolidated co-investment ventures	$6,896,069	$6,685,567
Other ventures (1)	756,254	916,447
Total	$7,652,323	$7,602,014

(1)

During the nine months ended September 30, 2021, we acquired additional ownership interest in unconsolidated other ventures from our partners and began consolidating the real estate assets. We also sold our ownership interest in an unconsolidated other venture.

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Recurring fees	$100,167	$80,403	$288,049	$231,263
Transactional fees	14,399	15,827	53,476	47,879
Promote revenue (1)	1,570	-	13,821	228,421
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$116,136	$96,230	$355,346	$507,563

(1)	Includes promote revenue earned from our unconsolidated co-investment venture in the U.S. in June 2020.

(2)	These amounts exclude strategic capital revenues from other ventures.

Index

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
As of:	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
Key property information:
Ventures	1	1	2	2	3	3	3	3	9	9
Operating properties	716	706	236	229	804	768	184	167	1,940	1,870
Square feet	119	117	53	51	195	185	74	67	441	420

Financial position:
Total assets ($)	10,929	10,840	3,155	3,023	17,747	16,918	10,298	10,209	42,129	40,990
Third-party debt ($)	3,063	3,129	867	854	3,750	4,002	3,992	3,831	11,672	11,816
Total liabilities ($)	3,677	3,722	932	898	5,499	5,607	4,506	4,389	14,614	14,616

Our investment balance ($) (2)	1,883	1,886	832	811	3,363	3,152	818	837	6,896	6,686
Our weighted average ownership (3)	25.3%	25.6%	40.1%	40.8%	29.7%	30.0%	15.2%	15.2%	26.0%	26.1%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
For the three months ended:
Total revenues ($)	260	237	81	70	348	303	164	148	853	758
Net earnings ($)	152	29	28	23	84	80	49	152	313	284

Our earnings from unconsolidated co-investment ventures, net ($)	40	9	9	8	27	27	8	23	84	67

For the nine months ended:
Total revenues ($)	771	702	234	204	1,029	874	483	429	2,517	2,209
Net earnings ($)	255	103	86	69	253	230	120	210	714	612

Our earnings from unconsolidated co-investment ventures, net ($)	68	28	31	26	81	75	20	32	200	161

(1)	Prologis Brazil Logistics Venture (“PBLV”) and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis derived from the ventures’ U.S. GAAP information. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2021 and December 31, 2020, resulted principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($126.9 million and $165.6 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(3)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At September 30, 2021, our outstanding equity commitments were $333.6 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2021 to 2028 if they have not been previously called.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2021 and December 31, 2020. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Index

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30,	December 31,
	2021	2020 (1)
Number of operating properties	17	66
Square feet	5,856	12,923
Total assets held for sale or contribution	$571,671	$1,070,724
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$6,178	$16,214

(1)	At December 31, 2020, Assets Held for Sale or Contribution included certain properties acquired through the Liberty Transaction and the IPT Transaction that were subsequently sold during 2021.

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries.

The following table summarizes our debt (dollars in thousands):

	September 30, 2021			December 31, 2020
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (2)	Outstanding (3)	Interest Rate (1)	Term (2)	Outstanding (3)
Credit facilities	0.8%	2.5	$100,000	0.8%	2.0	$171,794
Senior notes	1.6%	11.7	14,887,589	2.0%	11.2	14,275,870
Term loans and unsecured other	0.8%	5.7	1,405,981	0.9%	5.6	1,764,311
Secured mortgage	3.4%	3.2	742,098	3.1%	3.0	637,101
Total	1.6%	10.8	$17,135,668	1.9%	10.2	$16,849,076

(1)

The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and the noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average term represents the remaining maturity in years on the debt outstanding at period end.

(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	September 30, 2021			December 31, 2020
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,005,266	5.9%	2.2%	$1,019,480	6.1%
Canadian dollar	2.7%	283,751	1.7%	2.7%	285,708	1.7%
Euro	1.1%	6,877,873	40.0%	1.4%	6,549,676	38.8%
Japanese yen	0.8%	3,146,736	18.4%	0.8%	2,877,247	17.1%
U.S. dollar	2.6%	5,822,042	34.0%	2.8%	6,116,965	36.3%
Total	1.6%	$17,135,668	100.0%	1.9%	$16,849,076	100.0%

Credit Facilities

We have a global senior credit facility (the “2019 Global Facility”) under which we may draw in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion (subject to currency fluctuations). In April 2021, we entered into a second global senior credit facility (the “2021 Global Facility”) under which we may draw in Canadian dollars, euro, British pounds sterling, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $1.0 billion (subject to currency fluctuations). The 2019 Global Facility is scheduled to initially mature in January 2023 and the 2021 Global Facility in April 2024; however, we may extend the maturity date for both facilities by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the 2019 Global Facility to $4.5 billion and the 2021 Global Facility to $2.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($491.1 million at September 30, 2021). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($669.7 million at September 30, 2021), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

Index

We refer to the 2019 Global Facility, the 2021 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Liquidity

The following table summarizes information about our available liquidity at September 30, 2021 (in millions):

Aggregate lender commitments
Credit Facilities	$4,990
Less:
Borrowings outstanding	100
Outstanding letters of credit	14
Current availability	$4,876
Cash and cash equivalents	585
Total liquidity	$5,461

Senior Notes

The following table summarizes the issuances and redemptions of senior notes during the nine months ended September 30, 2021 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February	€1,350,000	$1,639,305	0.7%	14.3	February 2032 – 2041
February	$400,000	$400,000	1.6%	10.1	March 2031
June	¥65,000,000	$587,441	0.8%	15.4	June 2028 – 2061
Total		$2,626,746	0.9%	13.9

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
March	€599,514	$715,700	3.4%	3.0	February 2024
March	$750,000	$750,000	3.8%	4.7	November 2025
Total		$1,465,700	3.6%	3.8

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance or redemption date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance or redemption date.

During the nine months ended September 30, 2021, we used the net proceeds from the issuance of the senior notes to fund the senior note redemptions, repay other indebtedness and for general corporate purposes.

Early Extinguishment of Debt

During the nine months ended September 30, 2021 and 2020, we recognized $187.5 million and $164.6 million of losses on the early extinguishment of debt, respectively. The losses during both periods were driven by the redemption of certain higher interest rate senior notes before their stated maturity. We redeemed $1.5 billion of senior notes with stated maturities of 2024 and 2025, and $2.0 billion of senior notes with stated maturities between 2021 and 2024, during the nine months ended September 30, 2021 and 2020, respectively. The losses in 2020 included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt.

Term Loans

In April 2021, the multi-currency term loan (“2017 Term Loan”) was terminated, the outstanding balance paid down and the interest rate swap contracts associated with the outstanding balance of $250.3 million were settled.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2021 and for each year through the period ended December 31, 2025, and thereafter were as follows at September 30, 2021 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2021 (1)	$-	$-	$-	$94,802	$94,802
2022 (1)	-	521,055	9,780	203,095	733,930
2023	-	-	133,850	36,784	170,634
2024 (2)	100,000	-	-	174,433	274,433
2025	-	44,648	-	144,446	189,094
Thereafter	-	14,396,288	1,268,001	78,095	15,742,384
Subtotal	100,000	14,961,991	1,411,631	731,655	17,205,277
Premiums (discounts), net	-	3,495	-	12,319	15,814
Debt issuance costs, net	-	(77,897)	(5,650)	(1,876)	(85,423)
Total	$100,000	$14,887,589	$1,405,981	$742,098	$17,135,668

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)	Included in the 2024 maturities is the 2021 Global Facility that can be extended until 2025.

Financial Debt Covenants

Our senior notes and term loans outstanding at September 30, 2021 were subject to certain financial covenants under their related indentures. We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt. At September 30, 2021, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,204,673	$3,385,110	$7,272,631	$7,663,800	$159,883	$145,131
Other consolidated entities (1)	various	various	131,114	98,416	1,395,579	1,066,129	168,807	73,987
Prologis, L.P.			3,335,787	3,483,526	8,668,210	8,729,929	328,690	219,118
Limited partners in Prologis, L.P. (2)(3)			915,570	869,507	-	-	-	-
Prologis, Inc.			$4,251,357	$4,353,033	$8,668,210	$8,729,929	$328,690	$219,118

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at September 30, 2021 and December 31, 2020 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)	We had 8.6 million Class A Units that were convertible into 8.0 million limited partnership units of the OP at September 30, 2021 and December 31, 2020.

(3)

There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 8.9 million and 8.2 million shares of the Parent’s common stock at September 30, 2021 and December 31, 2020, respectively. We issued 1.0 million limited partnership units to our partner as partial consideration for the acquisition of additional ownership interest in an unconsolidated other venture in 2021. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan of 4.0 million at September 30, 2021 and 3.9 million at December 31, 2020. See further discussion of LTIP Units in Note 8.

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

Index

Units are valued based on the market price of the Parent’s common stock on the date the award is granted and the grant date value is charged to compensation expense over the service period.

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the nine months ended September 30, 2021 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2021	986	$80.32
Granted (1)	691	78.51
Vested and distributed	(392)	76.85
Forfeited	(150)	75.88
Balance at September 30, 2021	1,135	$81.01

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

LTIP Units

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2021 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2021	3,052	$66.50
Granted (1)	1,264	59.10
Forfeited	(51)	55.66
Vested LTIP Units	(944)	79.80
Balance at September 30, 2021	3,321	$60.07

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

Index

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2021	2020	2021	2020
Net earnings attributable to common stockholders – Basic	$722,007	$298,695	$1,686,447	$1,192,652
Net earnings attributable to exchangeable limited partnership units (1)	19,890	8,440	47,131	34,252
Adjusted net earnings attributable to common stockholders – Diluted	$741,897	$307,135	$1,733,578	$1,226,904

Weighted average common shares outstanding – Basic	739,439	738,194	739,217	724,876
Incremental weighted average effect on exchange of limited partnership units (1)	20,421	21,110	20,860	20,960
Incremental weighted average effect of equity awards	5,085	5,315	4,567	5,135
Weighted average common shares outstanding – Diluted (2)	764,945	764,619	764,644	750,971

Net earnings per share attributable to common stockholders:
Basic	$0.98	$0.40	$2.28	$1.65
Diluted	$0.97	$0.40	$2.27	$1.63

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2021	2020	2021	2020
Net earnings attributable to common unitholders	$741,794	$307,069	$1,733,355	$1,226,646
Net earnings attributable to Class A Units	(7,816)	(3,216)	(18,263)	(13,242)
Net earnings attributable to common unitholders – Basic	733,978	303,853	1,715,092	1,213,404
Net earnings attributable to Class A Units	7,816	3,216	18,263	13,242
Net earnings attributable to exchangeable other limited partnership units	103	66	223	258
Adjusted net earnings attributable to common unitholders – Diluted	$741,897	$307,135	$1,733,578	$1,226,904

Weighted average common partnership units outstanding – Basic	751,558	750,971	751,773	737,489
Incremental weighted average effect on exchange of Class A Units	8,003	8,034	8,005	8,048
Incremental weighted average effect on exchange of other limited partnership units	299	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	5,085	5,315	4,567	5,135
Weighted average common units outstanding – Diluted (2)	764,945	764,619	764,644	750,971

Net earnings per unit attributable to common unitholders:
Basic	$0.98	$0.40	$2.28	$1.65
Diluted	$0.97	$0.40	$2.27	$1.63

(1)

Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Class A Units	8,003	8,034	8,005	8,048
Other limited partnership units	299	299	299	299
Equity awards	6,965	7,643	6,863	7,749
Prologis, L.P.	15,267	15,976	15,167	16,096
Common limited partnership units	12,119	12,777	12,556	12,613
Prologis, Inc.	27,386	28,753	27,723	28,709

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	September 30, 2021		December 31, 2020
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$495	$21	$620	$66
British pound sterling	6,045	1,690	174	7,589
Canadian dollar	2,970	2,326	80	5,827
Chinese renminbi	-	410	-	717
Euro	31,144	-	73	6,247
Japanese yen	17,485	-	720	1,604
Swedish krona	1,578	397	-	2,355

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	10,463	-	-	2,081
Canadian dollar	5,949	748	-	9,847

Interest rate swaps
Cash flow hedges
Euro	-	6	-	9
U.S. dollar	-	-	-	140
Total fair value of derivatives	$76,129	$5,598	$1,667	$36,482

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2021							2020
	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	SEK	Other	Total
Notional amounts at January 1 ($)	163	474	207	252	38	28	1,162	120	581	178	182	31	15	1,107
New contracts ($)	219	362	166	77	20	27	871	29	845	294	82	10	32	1,292
Matured, expired or settled contracts ($)	(199)	(120)	(115)	(58)	(14)	(31)	(537)	(32)	(1,099)	(311)	(66)	(9)	(31)	(1,548)
Notional amounts at September 30 ($)	183	716	258	271	44	24	1,496	117	327	161	198	32	16	851

Weighted average forward rate at September 30	1.26	1.23	1.37	103.19	8.47			1.34	1.17	1.31	102.80	9.35
Active contracts at September 30	73	87	69	78	71			48	55	47	48	31

Index

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Exercised contracts	61	28	135	101
Realized gains (losses) on the matured, expired or settled contracts	$(2)	$1	$(11)	$11
Unrealized gains (losses) on the change in fair value of outstanding contracts	$35	$(27)	$75	$7

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2021			2020
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	377	135	512	97	387	484
New contracts ($)	535	300	835	298	324	622
Matured, expired or settled contracts ($)	(299)	-	(299)	(48)	(576)	(624)
Notional amounts at September 30 ($)	613	435	1,048	347	135	482

Weighted average forward rate at September 30	1.26	1.38		1.32	1.35
Active contracts at September 30	7	4		6	1

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the nine months ended September 30 (in millions):

	2021			2020
	EUR (1)	USD (1)	Total	EUR	USD	Total
Notional amounts at January 1 ($)	165	250	415	-	-	-
New contracts ($)	-	-	-	165	1,500	1,665
Matured, expired or settled contracts ($)	-	(250)	(250)	-	(1,250)	(1,250)
Notional amounts at September 30 ($)	165	-	165	165	250	415

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

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries as of the quarter ended (in millions):

	September 30, 2021	December 31, 2020
British pound sterling	$396	$842

Index

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest, including euro and British pound sterling denominated debt, for the three and nine months ended September 30 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Unrealized gains (losses) on the unhedged portion	$30	$(77)	$73	$(51)

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative net investment hedges	$25,549	$(4,234)	$11,090	$18,290
Debt designated as nonderivative net investment hedges	15,118	(46,570)	(3,715)	2,439
Cumulative translation adjustment	8,041	5,228	194,506	(200,891)
Total foreign currency translation gains (losses), net	$48,708	$(45,576)	$201,881	$(180,162)

Cash flow hedges (1) (2)	$872	$1,581	$8,246	$(12,857)
Our share of derivatives from unconsolidated co-investment ventures	2,876	798	5,133	(6,839)
Total unrealized gains (losses) on derivative contracts, net	$3,748	$2,379	$13,379	$(19,696)
Total change in other comprehensive income (loss)	$52,456	$(43,197)	$215,260	$(199,858)

(1)

We estimate an additional expense of $2.7 million will be reclassified to Interest Expense over the next 12 months from September 30, 2021, due to the amortization of previously settled derivatives designated as cash flow hedges.

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

Fair Value Measurements on a Recurring Basis

At September 30, 2021 and December 31, 2020, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2021 and December 31, 2020, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At September 30, 2021 and December 31, 2020, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At September 30, 2021 and December 31, 2020, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

Index

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2021 and December 31, 2020, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The fair value of the senior notes decreased during the nine months ended September 30, 2021 due to the increase in bond yields in the market as compared to the weighted average interest rates on our senior notes. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis and have taken the opportunity to refinance some of our debt at lower rates and longer maturities as discussed in Note 6.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$100,000	$100,000	$171,794	$171,794
Senior notes	14,887,589	15,239,275	14,275,870	15,452,381
Term loans and unsecured other	1,405,981	1,417,333	1,764,311	1,785,706
Secured mortgage	742,098	766,439	637,101	673,549
Total	$17,135,668	$17,523,047	$16,849,076	$18,083,430

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

Index

The following reconciliations are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Real estate operations segment:
U.S.	$992,583	$933,916	$2,939,364	$2,660,178
Other Americas	24,791	21,132	74,179	66,947
Europe	11,912	19,558	44,140	53,048
Asia	12,315	9,174	33,728	30,723
Total real estate operations segment	1,041,601	983,780	3,091,411	2,810,896
Strategic capital segment:
U.S.	60,319	29,322	130,172	320,181
Other Americas	10,679	8,851	40,817	27,558
Europe	45,325	36,959	136,589	101,081
Asia	25,125	23,861	83,218	67,422
Total strategic capital segment	141,448	98,993	390,796	516,242

Total revenues	1,183,049	1,082,773	3,482,207	3,327,138

Segment net operating income:
Real estate operations segment:
U.S. (1)	746,710	699,255	2,190,308	1,976,985
Other Americas	18,341	15,288	55,165	48,561
Europe	6,089	14,207	26,754	33,017
Asia	9,441	6,520	24,509	21,543
Total real estate operations segment	780,581	735,270	2,296,736	2,080,106
Strategic capital segment:
U.S. (1)	31,397	5,184	55,051	222,390
Other Americas	7,518	6,276	32,072	17,803
Europe	34,088	26,775	102,537	66,483
Asia	16,056	14,967	54,198	35,656
Total strategic capital segment	89,059	53,202	243,858	342,332

Total segment net operating income	869,640	788,472	2,540,594	2,422,438

Reconciling items:
General and administrative expenses	(66,970)	(74,348)	(219,344)	(208,701)
Depreciation and amortization expenses	(390,806)	(400,738)	(1,181,117)	(1,144,903)
Gains on dispositions of development properties and land, net	139,406	134,207	500,410	383,373
Gains on other dispositions of investments in real estate, net	214,390	108,927	358,180	184,357
Operating income	765,660	556,520	1,998,723	1,636,564

Earnings from unconsolidated entities, net	91,818	73,972	231,286	216,844
Interest expense	(63,638)	(80,711)	(203,331)	(237,651)
Interest and other income (expense), net	(846)	(5,866)	4,615	(4,469)
Foreign currency and derivative gains (losses), net	64,172	(100,974)	138,244	(48,481)
Losses on early extinguishment of debt, net	-	(98,266)	(187,453)	(164,606)
Earnings before income taxes	$857,166	$344,675	$1,982,084	$1,398,201

Index

	September 30, 2021	December 31, 2020
Segment assets:
Real estate operations segment:
U.S.	$43,812,656	$42,559,023
Other Americas	1,218,015	1,145,699
Europe	1,495,595	1,604,393
Asia	1,138,653	1,081,876
Total real estate operations segment	47,664,919	46,390,991
Strategic capital segment: (2)
U.S.	12,302	13,257
Europe	25,280	25,280
Asia	312	354
Total strategic capital segment	37,894	38,891
Total segment assets	47,702,813	46,429,882

Reconciling items:
Investments in and advances to unconsolidated entities	7,652,323	7,602,014
Assets held for sale or contribution	571,671	1,070,724
Cash and cash equivalents	585,071	598,086
Other assets	504,792	364,299
Total reconciling items	9,313,857	9,635,123
Total assets	$57,016,670	$56,065,005

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at September 30, 2021 and December 31, 2020.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2021 and 2020 included the following:

•

We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $32.7 million in 2021 and $6.6 million in 2020 for both assets and liabilities.

•	We capitalized $19.4 million and $18.0 million in 2021 and 2020, respectively, of equity-based compensation expense.

•	We assumed debt of $93.7 million upon obtaining a controlling financial interest in and consolidating an unconsolidated venture in 2021.

•

We received $299.4 million and $399.2 million in 2021 and 2020, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4.

•	We issued 0.3 million shares in both 2021 and 2020 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•

We issued 1.0 million common limited partnership units for $130.4 million to our partner and assumed debt of $121.6 million in our acquisition of additional ownership interest in an unconsolidated other venture in 2021.

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

Index

•	We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 2 for more information on this transaction.

We paid $224.7 million and $230.9 million for interest, net of amounts capitalized, during the nine months ended September 30, 2021 and 2020, respectively.

We paid $85.0 million and $82.3 million for income taxes, net of refunds, during the nine months ended September 30, 2021 and 2020, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2021, the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2021 and 2020, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 26, 2021

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of September 30, 2021, the related consolidated statements of income, comprehensive income, and capital for the three-month and nine-month periods ended September 30, 2021 and 2020, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 26, 2021

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

As improved service time increasingly moves to the forefront of the global supply chain, it drives demand for logistics real estate close to the end-consumer. We have invested in properties located within infill and urban areas in our largest global markets with same day access (defined as Last Touch®) and next day access (defined as city distribution), to the consumer population. This positioning gives

Index

us the unique ability to provide our customers with the right real estate solutions for their supply chains that, in turn, allows them to meet end-consumer delivery expectations.

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

At September 30, 2021, our total O&M portfolio at 100%, including properties and development projects, totaled $101.0 billion (based on gross book value and total expected investment (“TEI”)) across 994 million square feet (92 million square meters) and four continents. Our share of the total O&M portfolio was $63.6 billion. We lease modern logistics facilities to a diverse base of approximately 5,500 customers.

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

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides us the opportunity to build what our customers need. We develop properties to meet these needs, deepen our market presence and maintain a modern portfolio. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; and (iii) the depth of our customer relationships. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the net asset value of our Real Estate Operations segment. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

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

Index

This segment produces durable, long-term cash flows and generally contributes 10% to 15% of our recurring consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through property and asset management services. Asset management fees are primarily driven by the real estate valuation of the venture. We earn additional revenues by providing leasing, acquisition, construction, development, financing, legal and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture or upon liquidation based on the appreciation of the portfolio. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S. NOI in this segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses and excludes property-related NOI.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, our diversified and complimentary businesses, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet give us unique competitive advantages to grow revenues, NOI, earnings, FFO and cash flows.

(1)	Calculated using the trailing twelve months immediately prior to the period ended.

(2)

General and Administrative (“G&A”) Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures. Annualized 2021 represents G&A and adjusted G&A expenses for the year ended December 31, 2021 based on the nine months ended September 30, 2021.

•

Rent Growth. Due to the demand for the location and quality of our properties, we expect rents in our markets to continue to increase. In addition, due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future incremental organic NOI growth. We estimated that the rental rates of our leases are 21.9% below current market on the basis of our weighted average ownership at September 30, 2021. Therefore, even if market rent growth is flat, a lease renewal will translate into increased future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) every quarter since 2013.

•

Value Creation from Development. A successful development and redevelopment program involves maintaining control of well-located and entitled land and redevelopment sites and sourcing a future pipeline through acquisition opportunities, including our innovative approach with Covered Land Plays. We believe that the carrying value of our global land bank is below its current fair value. Due to the strategic nature of our land bank, development expertise of our teams and strength of our customer relationships, we expect to create value as we build new properties. We measure the estimated value creation of a development project as the margin above our anticipated cost to develop or TEI. Based on our current estimates, our consolidated land, including options, has the potential to support the development of $14.8 billion of TEI of new logistics space. In addition to our land portfolio, we have also made investments in income generating assets with the intention to redevelop them into logistics facilities, which we define as Covered Land Plays, with a TEI of $3.1 billion. As properties stabilize, we expect to realize the value creation principally through contributions to unconsolidated co-investment ventures and increases in NOI.

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

Index

over 20% and had minimal increases to G&A expenses, which resulted in lower G&A expenses as a percentage of investments in real estate.

•

Balance Sheet Strength. We have continued to seek and execute on opportunities to refinance debt at historically low rates which resulted in extending our consolidated weighted average remaining maturity to 11 years and lowering our weighted average effective interest rate to 1.6%. At September 30, 2021, we had total available liquidity of $5.5 billion and continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant capacity to capitalize on value-added investment opportunities that will translate into future earnings growth.

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

SUMMARY OF 2021

Our financial condition and operating results were strong during the nine months ended September 30, 2021. E-commerce continues to grow well above its historical average and demand for space is robust based on our proprietary data. As demand surges, having the right logistics real estate in the right location is mission critical for our customers, which is evident with our O&M occupancy at 97.1% at September 30, 2021. Leasing activity accelerated for our portfolio during the nine-month period ending September 30, 2021. Our outlook for the remainder of 2021 is equally as promising as we expect increases in market rents and asset valuations to drive our operating results as well as our execution of profitable deployment activities. Despite the COVID-19 pandemic, our operating fundamentals have remained strong and market conditions for logistics real estate are healthy with the acceleration of e-commerce adoption, however, we cannot fully predict negative trends due to the continued uncertainty of COVID-19 across the globe.

During the nine months ended September 30, 2021, we generated net proceeds of $3.1 billion and realized net gains of $859 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Japan and Europe and dispositions to third parties.

We completed the following consolidated financing activities that included the issuance of $2.6 billion and redemption of $1.5 billion of senior notes, with aggregate principal amounts in U.S. dollars. This resulted in extending our consolidated weighted average remaining maturity to 11 years and lowering our weighted average effective interest rate to 1.6% (principal in millions):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February	€1,350	$1,639	0.7%	14.3	February 2032 – 2041
February	$400	$400	1.6%	10.1	March 2031
June	¥ 65,000	$587	0.8%	15.4	June 2028 – 2061
Total		$2,626	0.9%	13.9

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Date
March	€600	$716	3.4%	3.0	February 2024
March	$750	$750	3.8%	4.7	November 2025
Total		$1,466	3.6%	3.8

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance or redemption date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance or redemption date.

At September 30, 2021, we had total available liquidity of $5.5 billion, principally due to aggregate availability under our credit facilities of $4.9 billion and unrestricted cash balances of $585 million. In April 2021, we increased our available liquidity by entering into a second global senior credit facility with an available borrowing capacity of $1.0 billion and we terminated the $500 million multi-currency term loan.

Index

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

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

	2021	2020
Real Estate Operations – NOI	$2,297	$2,080
Strategic Capital – NOI	244	342
General and administrative expenses	(219)	(208)
Depreciation and amortization expenses	(1,181)	(1,145)
Operating income before gains on real estate transactions, net	1,141	1,069
Gains on dispositions of development properties and land, net	500	384
Gains on other dispositions of investments in real estate, net	358	184
Operating income	$1,999	$1,637

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

Below are the components of Real Estate Operations NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2021	2020
Rental revenues	$3,074	$2,803
Development management and other revenues	18	8
Rental expenses	(780)	(705)
Other expenses	(15)	(26)
Real Estate Operations – NOI	$2,297	$2,080

Index

The change in Real Estate Operations NOI for the nine months ended September 30, 2021 from the same period in 2020, was impacted by the following items (in millions):

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

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2020 through September 30, 2021.

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the nine months ended September 30 (dollars and square feet in millions):

	2021	2020
Starts:
Number of new development projects during the period	57	15
Square feet	20	5
TEI	$2,576	$708
Percentage of build-to-suits based on TEI	49.4%	61.9%

Stabilizations:
Number of development projects stabilized during the period	44	45
Square feet	12	16
TEI	$1,371	$1,539
Percentage of build-to-suits based on TEI	40.1%	37.4%
Weighted average stabilized yield (1)	5.9%	6.5%
Estimated value at completion	$1,958	$2,172
Estimated weighted average margin	42.8%	41.2%

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

During the first quarter of 2020, we suspended several speculative development projects for the short term based on the market conditions at that time and government restrictions due to COVID-19. By the fourth quarter of 2020, most suspended projects were restarted and by March 2021, the entire development portfolio consisted of active projects. At September 30, 2021, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before June 2023 with a TEI of $4.8 billion, leaving $2.0 billion remaining to be spent and was 58.8% leased. While construction costs increased during the period, we continue to maintain high margins as a result of low vacancy rates and high market rent growth.

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

Index

Below are the components of Strategic Capital NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2021	2020
Strategic capital revenues	$391	$516
Strategic capital expenses	(147)	(174)
Strategic Capital – NOI	$244	$342

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Strategic capital revenues ($)
Recurring fees (2)	99	79	28	24	114	87	58	49	299	239
Transactional fees (3)	9	14	5	4	18	13	25	18	57	49
Promote revenue (4)	22	227	8	-	5	1	-	-	35	228
Total strategic capital revenues ($)	130	320	41	28	137	101	83	67	391	516
Strategic capital expenses ($)	(75)	(98)	(9)	(10)	(34)	(35)	(29)	(31)	(147)	(174)
Strategic Capital – NOI ($)	55	222	32	18	103	66	54	36	244	342

(1)	The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)

Recurring fees include asset and property management fees. The increase in fees is due primarily to higher asset management fees driven by the increases in the fair value of the properties based on third party valuations.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures based on cumulative returns over a three-year period or based on development returns. An increase in asset valuations in the co-investment ventures, as we have experienced in 2021, is one of the significant drivers of returns that can translate into earning future promote revenues. Approximately 40% of the promote earned by us is paid to our employees as a combination of cash and stock awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

G&A Expenses

G&A expenses were $219 million and $208 million for the nine months ended September 30, 2021 and 2020, respectively. G&A expenses increased in 2021 as compared to 2020, due to higher compensation expenses based largely on our outperformance and the increase in our share price. We capitalize certain internal costs, including salaries and related expenses, directly related primarily to our development activities. For discussion on our long-term incentive plans refer to the proxy statement for our 2021 annual meeting of stockholders.

The following table summarizes capitalized G&A for the nine months ended September 30 (dollars in millions):

	2021	2020
Building and land development activities	$70	$57
Operating building improvements and other	21	17
Total capitalized G&A expenses	$91	$74
Capitalized salaries and related costs as a percent of total salaries and related costs	21.6%	20.2%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.2 billion and $1.1 billion for the nine months ended September 30, 2021 and 2020, respectively.

The following table highlights the key changes in depreciation and amortization expenses during the nine months ended September 30, 2021 from the same period in 2020 (in millions):

(1)	Included in acquisitions are the operating properties and related intangible assets acquired in the Liberty Transaction.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $500 million and $384 million for the nine months ended September 30, 2021 and 2020, respectively, and primarily included gains from the contribution of properties we developed to our unconsolidated co-investment ventures in Europe and Japan. Gains on other dispositions of investments in real estate were $358 million and $184 million for the nine months ended September 30, 2021 and 2020, respectively, which included sales of operating properties, including certain non-strategic assets acquired in the Liberty Transaction and the IPT Transaction and the sale of our ownership interest in one of our other unconsolidated ventures. We utilized the proceeds from these transactions primarily to fund our development activities during both periods. See Note 3 to the Consolidated Financial Statements for further information on these transactions.

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

	September 30, 2021			December 31, 2020
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,272	444	97.4%	2,252	441	96.6%
Unconsolidated	1,920	438	96.7%	1,849	416	95.9%
Total	4,192	882	97.1%	4,101	857	96.2%

Index

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

(3)

Turnover costs include external leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. As a result of higher rents on leases that commenced during the nine months ended September 30, 2021, leasing commissions on a per square foot basis have continued to increase as commissions are based on the contractual rent we receive over the lease term.

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

We define our same store population for the three months ended September 30, 2021 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2020 and owned throughout the same three-month period in both 2020 and 2021. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2020) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2021	2020	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,037	$980
Rental expenses	(256)	(245)
Consolidated Property NOI	781	735

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(243)	(224)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	568	538
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(458)	(439)
Prologis Share of Same Store Property NOI – Net Effective (2)	$648	$610	6.2%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(11)	(14)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(9)	(15)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	6	13
Prologis Share of Same Store Property NOI – Cash (2)(3)	$634	$594	6.7%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at September 30, 2021 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

We manage our business and compensate our executives based on the same store results of our O&M portfolio at 100% as we manage our portfolio on an ownership blind basis. We calculate those results by including 100% of the properties included in our same store portfolio.

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $231 million and $217 million for the nine months ended September 30, 2021 and 2020, respectively. The earnings we recognize can be impacted by: (i) variances in revenues and expenses of each venture; (ii) the size and occupancy rate of the portfolio of properties owned by each venture; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 4 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2021	2020
Gross interest expense	$227	$264
Amortization of debt discount and debt issuance costs, net	6	5
Capitalized amounts	(30)	(31)
Net interest expense	$203	$238
Weighted average effective interest rate during the period	1.7%	2.2%

Interest expense decreased during the nine months ended September 30, 2021, as compared to the same period in 2020, principally due to the use of proceeds from the issuance of senior notes throughout 2020 and during the first quarter of 2021 to redeem higher interest rate senior notes before their stated maturity. As a result of our refinancing activities, we lowered the consolidated weighted average effective interest rate on our senior notes from 2.4% on January 1, 2020 to 1.6% on September 30, 2021.

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

We primarily hedge our foreign currency risk related to our investments by borrowing in the currencies in which we invest thereby providing a natural hedge. We have issued debt in a currency that is not the same functional currency of the borrowing entity and have designated a portion of the debt as a nonderivative net investment hedge. We recognize the remeasurement and settlement of the translation adjustment on the unhedged portion of the debt and accrued interest in unrealized gains or losses.

The following table details our foreign currency and derivative gains (losses), net for the nine months ended September 30 (in millions):

	2021	2020
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$(11)	$11
Losses on the settlement of transactions with third parties	(1)	-
Total realized foreign currency and derivative gains (losses), net	(12)	11

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	148	(44)
Gains (losses) on remeasurement of certain assets and liabilities	2	(15)
Total unrealized foreign currency and derivative gains (losses), net	150	(59)
Total foreign currency and derivative gains (losses), net	$138	$(48)

Index

See Note 10 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2021 and 2020, we recognized $187 million and $165 million of losses on the early extinguishment of debt, respectively. The losses during both periods were driven by the redemption of certain higher interest rate senior notes before their stated maturity. We compare any prepayment penalties incurred from the early redemption of the borrowings to the potential interest savings over the term, and make a decision to refinance the debt when it is economically viable. We redeemed $1.5 billion of senior notes with stated maturities of 2024 and 2025, and $2.0 billion of senior notes with stated maturities between 2021 and 2024, during the nine months ended September 30, 2021 and 2020, respectively. The losses in 2020 included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for more information regarding our debt repurchases.

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

The following table summarizes our income tax expense (benefit) for the nine months ended September 30 (in millions):

	2021	2020
Current income tax expense:
Income tax expense	$65	$63
Income tax expense on dispositions	56	30
Income tax expense on dispositions related to acquired tax liabilities	3	4
Total current income tax expense	124	97

Deferred income tax expense (benefit):
Income tax expense (benefit)	13	(3)
Income tax benefit on dispositions related to acquired tax liabilities	(3)	(4)
Total deferred income tax expense (benefit)	10	(7)
Total income tax expense	$134	$90

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $157 million and $109 million for the nine months ended September 30, 2021 and 2020, respectively. Included in these amounts were $47 million and $34 million for the nine months ended September 30, 2021 and 2020, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P. The recognition of net gains on the sale of the non-strategic assets identified for disposition in the IPT Transaction also increased the net earnings attributable to noncontrolling interests during the three months ended September 30, 2021.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) during the nine months ended September 30, 2021 and 2020, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments, that when designated the change in fair value is included in AOCI/L. See Note 10 to the Consolidated Financial Statements for more information on changes in other comprehensive income (loss) and about our derivative and nonderivative transactions.

Index

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, are similar to the changes for the nine-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2021, 96 properties in our development portfolio were 58.8% leased with a current investment of $2.8 billion and a TEI of $4.8 billion when completed and leased, leaving $2.0 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $95 million in the remainder of 2021 and $734 million in 2022;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures;

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

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes;

•	distributions received from co-investment ventures;

•	proceeds from disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	available unrestricted cash balances ($585 million at September 30, 2021);

•	borrowing capacity under our current credit facility arrangements ($4.9 billion available at September 30, 2021);

•	proceeds from the issuance of debt; and

•	proceeds from the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets.

We may also generate proceeds from the issuance of equity securities, subject to market conditions.

Index

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2021			December 31, 2020
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,005	5.9%	2.2%	$1,019	6.1%
Canadian dollar	2.7%	284	1.7%	2.7%	286	1.7%
Euro	1.1%	6,878	40.0%	1.4%	6,550	38.8%
Japanese yen	0.8%	3,147	18.4%	0.8%	2,877	17.1%
U.S. dollar	2.6%	5,822	34.0%	2.8%	6,117	36.3%
Total debt (1)	1.6%	$17,136	100.0%	1.9%	$16,849	100.0%

(1)	The weighted average maturity for total debt outstanding at September 30, 2021 and December 31, 2020 was 11 years and 10 years, respectively.

Our credit ratings at September 30, 2021, were A3 from Moody’s and A- from Standard & Poor’s, both with stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At September 30, 2021, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants for total debt, encumbered debt and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at September 30, 2021 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$1,454	$1,454	2023 – 2024 (2)
Prologis European Logistics Fund	-	1,779	1,779	2023 – 2024 (2)
Prologis UK Logistics Venture	9	48	57	2024
Prologis China Core Logistics Fund	-	131	131	2022 – 2024 (2)
Prologis China Logistics Venture	278	1,575	1,853	2021 – 2028
Prologis Brazil Logistics Venture	47	189	236	2026
Total	$334	$5,176	$5,510

(1)

The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at September 30, 2021.

(2)	Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Index

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2021	2020
Net cash provided by operating activities	$2,280	$2,333
Net cash used in investing activities	$(897)	$(2,580)
Net cash provided by (used in) financing activities	$(1,359)	$94
Net decrease in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(13)	$(149)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the nine months ended September 30, 2021 and 2020:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Operations segment are impacted by our acquisition, development and disposition activities which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $109 million and $89 million for 2021 and 2020, respectively.

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

•

G&A expenses and equity-based compensation awards. We incurred $219 million and $208 million of G&A expenses in 2021 and 2020, respectively. We recognized equity-based, noncash compensation expenses of $84 million and $86 million in 2021 and 2020, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $311 million and $355 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2021 and 2020, respectively.

•	Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $225 million and $231 million in 2021 and 2020, respectively.

•	Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $85 million and $82 million in 2021 and 2020, respectively.

Index

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. See Note 3 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the nine months ended September 30, 2021 and 2020:

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

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $455 million and $345 million in 2021 and 2020, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $57 million and $207 million in 2021 and 2020, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):

	2021	2020 (1)
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$6	$7
Secured mortgage debt	301	561
Senior notes	1,644	4,237
Term loans	250	1,351
Total	$2,201	$6,156

Proceeds from the issuance of debt
Secured mortgage debt	$207	$1
Senior notes	2,618	5,803
Term loans	-	1,500
Total	$2,825	$7,304

(1)

We completed the Liberty Transaction in 2020 and assumed $2.8 billion of debt, of which $1.8 billion was paid off with the proceeds from the issuance of senior notes. USLV assumed $342 million of debt in the IPT Transaction, all of which was paid off at closing. The assumption of debt was excluded from the table above.

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to unconsolidated co-investment ventures of $6.9 billion at September 30, 2021. These ventures had total third-party debt of $11.7 billion at September 30, 2021. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 25.9% at September 30, 2021 based on gross book value. Loan-to-value, a non-GAAP measure, was

Index

calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2021, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.63 and $0.58 per common share in each of the first three quarters of 2021 and 2020, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in each of the first three quarters of 2021 and 2020.

At September 30, 2021, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales net of any related tax, along with impairment charges, of previously depreciated properties. We also exclude the gains on revaluation of equity investments upon acquisition of a controlling interest and the gain recognized from a partial sale of our investment, as these are similar to gains from the sales of previously depreciated properties. We exclude similar adjustments from our unconsolidated entities and the third parties’ share of our consolidated co-investment ventures.

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

Index

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

Index

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

	2021	2020
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,686	$1,193

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,149	1,116
Gains on other dispositions of investments in real estate, net of taxes	(331)	(184)
Reconciling items related to noncontrolling interests	-	(35)
Our share of reconciling items included in earnings related to unconsolidated entities	223	204
NAREIT defined FFO attributable to common stockholders/unitholders	2,727	2,294

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	(150)	59
Deferred income tax expense (benefit)	10	(7)
Current income tax expense on dispositions related to acquired tax liabilities	3	4
Reconciling items related to noncontrolling interests	1	(1)
Our share of reconciling items included in earnings related to unconsolidated entities	(2)	3
FFO, as modified by Prologis attributable to common stockholders/unitholders	2,589	2,352

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(500)	(383)
Current income tax expense on dispositions	29	30
Losses on early extinguishment of debt, preferred stock repurchase and other, net	187	175
Reconciling items related to noncontrolling interests	7	(3)
Our share of reconciling items included in earnings related to unconsolidated entities	-	(30)
Core FFO attributable to common stockholders/unitholders	$2,312	$2,141

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

Index

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

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At September 30, 2021, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the nine months ended September 30, 2021, $376 million or 10.8% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen and have an aggregate notional amount of $1.5 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar.  Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $150 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At September 30, 2021, $15.4 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At September 30, 2021, $1.8 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at September 30, 2021 (dollars in millions):

	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1)	$46	$198	$37	$162	$14,949	$15,392	$15,709
Weighted average interest rate (2)	2.7%	0.7%	4.4%	6.8%	1.7%	1.8%

Variable rate debt
Term loans	-	-	134	-	982	1,116	1,116
Senior notes	-	347	-	-	-	347	348
Credit facilities	-	-	-	100	-	100	100
Secured mortgage debt	49	189	-	12	-	250	250
Total variable rate debt	$49	$536	$134	$112	$982	$1,813	$1,814

(1)	At September 30, 2021, we had one interest rate swap agreement to fix €150 million ($165 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)

The weighted average interest rates represent the effective interest rates (including amortization of the debt issuance costs and the noncash premiums and discounts) at September 30, 2021 for the debt outstanding.

At September 30, 2021, the weighted average effective interest rate on our variable rate debt was 0.5%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the quarter ended September 30, 2021, which equates to a change in interest rates of 5 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt portfolio balances.

Index

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At September 30, 2021, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2021, we issued 0.3 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. and issued 1.0 million common units in Prologis, L.P. in connection with the acquisition of additional ownership interest in an unconsolidated other venture from our partner in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

During the quarterly period ended September 30, 2021, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

Index

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

3.1	Ninth Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on September 24, 2021).

10.1†

First Amendment to Sixth Amended and Restated Revolving Credit Agreement, dated as of October 1, 2021, among Prologis Marunouchi Finance Investment Limited Partnership, as initial borrower, Prologis, L.P., as guarantor, the lenders listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent.

10.2†

First Amendment to Term Loan Agreement, dated as of October 1, 2021 among Prologis GK Holdings Y.K, as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent.

10.3†

First Amendment, dated as of September 20, 2021, to the Global Senior Credit Agreement dated as of April 15, 2021, among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Global Administrative Agent.

10.4†

First Amendment, dated as of September 20, 2021, to the Global Senior Credit Agreement dated as of January 16, 2019, among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Administrative Agent.

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

Index

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

Date: October 26, 2021