Form 10-K
period 2021-12-31
Prologis, Inc.; Prologis, L.P.
filed 2022-02-09
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2021, the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $87,997,816,686.

The number of shares of Prologis, Inc.’s common stock outstanding at February 7, 2022, was approximately 740,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2021 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

Auditor Name: KPMG LLP Auditor Location: Denver, CO Auditor Firm ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2021, the Parent owned 97.32% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.68% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including increased development costs due to additional regulatory requirements related to climate change; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to the coronavirus (“COVID-19”) pandemic; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code” or “IRC”). We believe the current organization and method of operation enable Prologis, Inc. to maintain its status as a REIT. Prologis, L.P. was also formed in 1997.

We operate and manage our business on an owned and managed (“O&M”) basis and therefore evaluate the operating performance of the properties for our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures. We make operating decisions based on our total O&M portfolio, as we manage the properties without regard to their ownership. We also evaluate our results based on our proportionate economic ownership of each property included in the O&M portfolio (“our share”) to reflect our share of the financial results of the O&M portfolio.

Included in our discussion below are references to funds from operations (“FFO”) and net operating income (“NOI”), neither of which are U.S. generally accepted accounting principles (“GAAP”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net Earnings Attributable to Common Stockholders/Unitholders in the Consolidated Statements of Income to our FFO measures and a reconciliation of NOI to Operating Income, the most directly comparable GAAP measures.

Our corporate headquarters is located at Pier 1, Bay 1, San Francisco, California 94111, and our other principal office locations are in Amsterdam, Denver, Mexico City, Shanghai, Singapore and Tokyo.

Our Internet address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investor Relations section of our website. The common stock of Prologis, Inc. is listed on the New York Stock Exchange (“NYSE”) under the ticker “PLD” and is a component of the Standard & Poor’s (“S&P”) 500.

THE COMPANY

We are the global leader in logistics real estate with a focus on high-barrier, high growth markets. We own, manage and develop well-located, high-quality logistics facilities in 19 countries across four continents. Our portfolio focuses on the world’s most vibrant centers of commerce and our scale across these locations allows us to respond to our customers’ diverse logistics requirements. Our teams actively manage our portfolio to provide comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. Our property dispositions allow us to recycle capital and contribute to self-funding our development and acquisition activities.

With the broadening of e-commerce adoption driving requirements for increased warehouse space to store inventory, surging customer demand has continued to outpace supply. We believe this demand surge is driven by three primary factors: (i) overall consumption growth; (ii) customer supply chains still re-positioning to address the significant shift to e-commerce, as well as preparing for higher growth and service expectations; and (iii) our customers’ desire for more supply chain resiliency. With inventory-to-sales ratios below pre-pandemic levels, our customers not only need to restock for this shortfall, but build an additional safety stock. We believe these forces have placed a premium on speed-to-market and flexibility, driving demand for years to come.

The scale of our 1.0 billion square foot portfolio allows us to help our customers in a multitude of unique ways. We continue to focus on differentiated ways to meet our customers’ needs through our Prologis Essentials business. This program includes product and service solutions for our customers’ operations, workforce, energy, transportation and data and analytic needs. Our integrated suite of solutions allows our customers to benefit from our global scale, strategic partnerships with vendors and local expertise to obtain services and products more efficiently. We use our proprietary data and analytics to provide our customers actionable insights on everything from inventory, shipping, security, communications management and dock visibility.

Prologis Essentials has a strong sustainability component to its suite of services, which supports our customers’ progress toward their sustainability goals. This includes new development and redevelopment of buildings to specifications that align with leading sustainable building standards and implementation of energy solutions such as solar power and LED lighting. As we explore additional ways to deliver revenue-generating sustainability solutions, we created a new senior leadership role in 2021 – chief sustainability and energy officer. We also are anticipating the introduction of electric vehicle (“EV”) fleets in logistics and are making long-term investments in our portfolio and talent to be well prepared for the future of EV trucking and logistics.

At December 31, 2021, we owned or had investments in, on a wholly-owned basis or through ventures, properties and development projects (based on gross book value and total expected investment at completion, respectively) in the following geographies:

Throughout this discussion, we reflect amounts in the United States (“U.S.”) dollar, our reporting currency. Included in these amounts are consolidated and unconsolidated investments denominated in foreign currencies, principally the British pound sterling, Canadian dollar, euro and Japanese yen that are impacted by fluctuations in exchange rates when translated to U.S. dollars. We mitigate our exposure to foreign currency fluctuations by investing outside the U.S. through co-investment ventures, borrowing in the functional currency of our subsidiaries and utilizing derivative financial instruments.

OPERATING SEGMENTS

Our business comprises two operating segments: Real Estate Operations and Strategic Capital.

Below is information summarizing consolidated activity within our segments over the last three years (in millions):

(1)

NOI from Real Estate Operations is calculated directly from our Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. NOI from Strategic Capital is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses.

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of when a property that was developed has been completed for one year, is contributed to a co-investment venture following completion or is 90% occupied. Amounts represent our total expected investment (“TEI”), which includes the estimated cost of development or expansion, land, construction and leasing costs.

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during 2021 within the consolidated operating portfolio, the weighted average lease term was 62 months. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents as leases expire. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to our customers’ current and future requirements and deepen our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships and (iv) our ability to integrate sustainable design features and practices, as detailed in our Environmental Stewardship, Social Responsibility and Governance section below, that result in cost-savings and operational efficiencies for our customers. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the net asset value of our Real Estate Operations segment. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital

Our strategic capital segment allows us to partner with many of the world’s largest institutional investors. We capitalize our business through private equity, principally perpetual open-ended or long-term ventures, and two publicly traded vehicles: Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico. We align our interests with our partners by holding significant ownership interests in all of our eight unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

This segment produces durable, long-term cash flows and generally contributes 10% to 15% of our recurring consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset management and property management services. Asset management fees are primarily driven by the real estate valuation of the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture or upon liquidation based primarily on the appreciation of the portfolio. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. Most of the strategic capital revenues are generated outside the U.S.

FUTURE GROWTH

We believe the quality and scale of our global portfolio, our ability to build out the global land bank, our strategic capital business, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

•

Rent Growth. We expect rents in our markets to continue to increase due to the demand for the location and quality of our properties. In addition, due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future incremental organic NOI growth. We estimate that our net effective lease mark-to-market is approximately 36%, which represents the growth rate from in-place rents to market rents based on our weighted average ownership of the O&M portfolio at December 31, 2021. Therefore, even if market rent growth is flat in the future, we expect our lease renewals to translate into significant increases in future rental income, on a consolidated basis or through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013.

•

Value Creation from Development. A successful development and redevelopment program requires maintaining control of well-located land and redevelopment sites and sourcing a future pipeline through acquisition opportunities, including our innovative approach with Covered Land Plays, which are income generating assets acquired with the intention to redevelop for higher and better use as industrial properties. The global nature of our development program is a wide landscape of opportunities to pursue based on our judgement of market conditions, opportunities and risks. We believe that the carrying value of our global land bank is meaningfully below its current fair value. Due to the strategic nature of our global land bank, development expertise of our teams and strength of our customer relationships, we expect to create value as we build new properties.

We are able to maintain strong margins despite rising construction costs, as we experienced in 2021, due to our procurement activities that mitigate a portion of the inflationary increases, as well as rising market rents. We measure the estimated value creation of a development project as the margin above our TEI. Based on our current estimates, our consolidated land, including options and Covered Land Plays, has the potential to support the development of $22.2 billion ($26.4 billion on an O&M basis) of TEI of new logistics space. As properties stabilize, we expect to realize the value creation principally through contributions to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio. Our current investment in the development portfolio was $2.7 billion and we expect our development activities to increase in 2022.

•

Strategic Capital Advantages. We continue to successfully raise capital to propel the long-term growth of the co-investment ventures while maintaining our substantial investments in these vehicles. At December 31, 2021, the gross book value of the operating portfolio held by our eight unconsolidated co-investment ventures was $45.3 billion across 456 million square feet.  During 2021, the valuations of the real estate portfolios owned by the unconsolidated co-investment ventures increased significantly, resulting in higher asset management fees. We expect that continued market rent growth will result in an increase in the asset valuations of the unconsolidated co-investment ventures, which will drive significant returns to the investors and increase the potential for earning promote revenues over the next couple of years. Our Strategic Capital business generates durable fee streams, with asset management fees marked to fair values each quarter, all while requiring minimal capital other than our investment in the venture.

(1)

General and Administrative (“G&A”) Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures.

•

Balance Sheet Strength. We continue to seek and execute on opportunities to refinance debt at historically low rates. Our financing activities over the last three years resulted in extending our consolidated weighted average remaining maturity from 6 to 10 years and lowering our weighted average effective interest rate from 2.7% to 1.6% at January 1, 2019 and December 31, 2021, respectively. At December 31, 2021, we had total available liquidity of $5.0 billion and continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant capacity to capitalize on value-added investment opportunities that will translate into future earnings growth.

•

Economies of Scale from Growth. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. We use adjusted G&A expenses as a percentage of the O&M portfolio (based on gross book value) to measure and evaluate our overhead costs. As shown in the graph above, the acquisitions of Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty” or the “Liberty Transaction”) and Industrial Property Trust Inc. (“IPT” or the “IPT Transaction”) in 2020 are key examples of this effort, where we increased our investments in real estate in the O&M portfolio by over 20% and had minimal increases to G&A expenses, resulting in lower G&A expenses as a percentage of investments in real estate.

•

Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale to deliver the best value through our procurement activities and constantly innovating through data analytics and digitization efforts. Our Prologis Essentials business supports our customers’ through service and product offerings, including innovative solutions to operations, transport, technology, energy, and labor challenges that can make our customers’ decision process easier and their enterprise more efficient. Additionally, we invest in sustainable logistics building design features and practices, such as the addition of solar panels, LED lighting and EV charging, that also allows us to assist our customers with their sustainability performance.

Competition

Real estate ownership is highly fragmented, and we face competition from many owners and operators. Competitively priced logistics space could impact our occupancy rates and have an adverse effect on how much rent we can charge, which in turn could affect our operating results. We face competition regarding our capital deployment activities, including regional, national and global operators or developers. We also face competition from investment managers for institutional capital within our strategic capital business.

Despite the competition, our global reach and local market knowledge over the years has given us distinct competitive advantages, including the following:

•

a portfolio of properties strategically located in markets characterized by large population densities, growing consumption and high barriers to entry, typically near large labor pools and extensive transportation infrastructure, including our Last Touch® facilities;

•

the ability to leverage the organizational scale and structure of our 1.0 billion square foot O&M portfolio to provide a single point of contact for our multi-market customers to address their needs through our in-house global customer led solutions team;

•	long-term relationships with customers served by our customer experience team that allows us to proactively and promptly respond to their needs across our global platform;

•	the access our customers have to Prologis Essentials integrated suite of solutions;

•	a strategically located, global land bank and redevelopment sites that have the potential to support the development of $26.4 billion of TEI of new logistics space on an O&M basis;

•	local teams with the expertise, experience and relationships to lease our properties and deploy capital advantageously;

•	development of logistics facilities with sustainable design features that meet customer needs for high-quality buildings while enabling them to make progress on their own sustainability objectives;

•

relationships and successful track record with current and prospective investors in our strategic capital business that is comprised of 95% perpetual long-term ventures and two publicly traded vehicles;

•

a market intelligence team that allows us to track business conditions in real time, proactively pursue market opportunities and disruptions alike, and develop revenue-generating capabilities to strengthen our operational excellence;

•	an investment in technology and talent to support our sustainability objectives, including expanding our efforts around renewable energy;

•

Prologis Ventures, our corporate venture capital group, and Prologis Labs, our initiative for testing new technologies alongside our customers, together track the leading edge of innovation within real estate and the supply chain, creating important capabilities that connect Prologis with the C-suites of our customers; and

•	a strong balance sheet and credit ratings, coupled with significant liquidity, borrowing capacity and long-term fixed debt with low rates.

Customers

At December 31, 2021, in our Real Estate Operations segment representing our consolidated properties, we had more than 3,500 customers occupying 448 million square feet of logistics operating properties. Our broad customer base represents a spectrum of international, national, regional and local logistics users who operate in various industries, providing diverse goods to consumers throughout the globe.

The location of our global portfolio gives us the unique ability to provide our customers with the right real estate solutions for their supply chains that, in turn, allows them to meet end-consumer delivery expectations. We have invested in properties located within infill and urban areas in our largest global markets with same day access (defined as Last Touch®) and next day access (defined as city distribution), to the consumer population. We have also invested in facilities located at key transportation hubs on the edge of these major infill and urban areas and gateway distribution facilities that incorporate access to major sea and intermodal ports.

Below are the primary categories of goods in our buildings for our consolidated real estate properties at December 31, 2021.

(1)

NER is calculated using the estimated total cash to be received over the term of the lease divided by the lease term to determine the average amount of cash rent payments received per year. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous twelve months.

The following table details our top 25 customers for our consolidated and O&M real estate properties at December 31, 2021 (square feet in millions):

	Consolidated - Real Estate Operations			Owned and Managed
Top Customers	% of NER	Total Occupied Square Feet	Top Customers	% of NER	Total Occupied Square Feet
1. Amazon	7.0	24	1. Amazon	4.8	33
2. FedEx	2.1	7	2. Geodis	1.4	15
3. Home Depot	1.9	9	3. FedEx	1.3	9
4. Geodis	1.1	5	4. DHL	1.2	11
5. Wal-Mart	1.0	4	5. Home Depot	1.2	11
6. U.S. Government	0.8	2	6. GXO	1.2	11
7. UPS	0.8	4	7. DSV Panalpina	0.8	7
8. GXO	0.7	4	8. CEVA Logistics	0.7	7
9. DSV Panalpina	0.7	2	9. UPS	0.7	6
10. DHL	0.6	3	10. Kuehne + Nagel	0.7	6
Top 10 Customers	16.7	64	Top 10 Customers	14.0	116
11. Pepsi	0.6	3	11. Wal-Mart	0.6	6
12. Office Depot	0.5	3	12. U.S. Government	0.6	3
13. Staples	0.5	3	13. ZOZO	0.5	3
14. Berkshire Hathaway	0.5	2	14. Hitachi	0.5	4
15. VF Corporation	0.4	1	15. DB Schenker	0.5	5
16. Kellogg	0.4	2	16. J Sainsburys	0.5	3
17. Ryder System	0.4	2	17. Cainiao (Alibaba)	0.5	5
18. Mondelez International	0.4	2	18. BMW	0.4	4
19. National Distribution Centers	0.3	1	19. Maersk	0.4	3
20. Westrock Company	0.3	1	20. Ingram Micro	0.3	4
21. Kuehne + Nagel	0.3	1	21. Sumitomo	0.3	3
22. Sysco Guest Supply	0.3	2	22. Pepsi	0.3	3
23. Lindt & Sprüngli	0.3	2	23. Staples	0.3	4
24. Ingram Micro	0.3	1	24. Panasonic	0.3	2
25. Iron Mountain	0.3	1	25. Mercado Libre	0.3	3
Top 25 Customers	22.5	91	Top 25 Customers	20.3	171

In our Strategic Capital segment, we view our partners and investors as our customers. At December 31, 2021, we had 149 investors in our private equity ventures, several of which invest in multiple ventures.

Employees

Our employees are the most important part of our business. When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We focus on leadership development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the company. We then provide feedback on their performance towards those goals to ensure their growth. Providing our employees’ learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate. We have strong employee engagement throughout all areas of the company, which we regularly measure through employee engagement surveys.

Throughout the COVID-19 pandemic, we have protected our employee’s health and well-being by providing the technology and communication equipment necessary to allow the majority of our employees to work remotely. For those employees who cannot effectively do their jobs remotely, we have put protocols in place to ensure a safe working environment. Moving forward, we will provide workplace flexibility with accountability to our employees as determined by role. We continue to attract and retain the top talent in the industry through a robust benefit package, career growth opportunities, talent recognition and individual development planning. Our talented team allows Prologis to deliver on our commitment to our customers and investors.

The following table summarizes our total number of employees at December 31, 2021:

Geographies
U.S. (1)	1,166
Other Americas	146
Europe	494
Asia	247
Total	2,053

(1)	This includes employees who were based in the U.S. but also support other geographies.

We allocate the personnel costs related to providing property management and leasing functions to our Real Estate Operations and Strategic Capital segments based on the square footage of the respective portfolios. The personnel costs to perform only Strategic Capital functions are allocated directly to that segment.

Prologis employees are not organized under collective bargaining agreements, other than in Brazil, France and Spain, and there is a works council in France.

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

ENVIRONMENTAL STEWARDSHIP, SOCIAL RESPONSIBILITY AND GOVERNANCE (“ESG”)

Our long-standing dedication to ESG creates value for our company by strengthening our relationships with our customers, investors, employees and the communities in which we do business. The principles of ESG are an important aspect of our business strategy, delivering a strategic business advantage while positively impacting the environment. We develop modern and efficient buildings with state-of-the-art technology to stay ahead of our customers’ needs while advancing structural, transportation, and energy requirements. We invest in sustainable design features and practices. This includes the addition of solar panels, cool roofs, LED lighting, electric vehicle charging stations, waste diversion, recycling and xeriscaping. These services and solutions deliver cost-savings and operational efficiencies for our customers, reduce energy and water consumption and decrease greenhouse gas emissions within our customers’ operations across our portfolio and our own corporate operations.

We believe our Prologis Essentials LED and SolarSmart solutions accelerate energy savings and help reduce the environmental footprint of our customers. We regularly and proactively reach out to customers to discuss how Prologis can work with them to enhance the sustainability of their operations. We have a comprehensive approach to carbon management that includes science-based targets to address our global carbon footprint resulting from our development activities. We have committed to achieving 100% carbon-neutral construction globally by 2025 and will partner with our customers to decarbonize their operations through our CarbonZero program. We have also committed to achieving green building certifications for 100% of our new development and redevelopment and are exploring innovative and sustainable building designs and technologies such as EV charging stations. We are regularly recognized for our commitment to and leadership in sustainable building practices and are positioning ourselves as the developer of choice for customers seeking a partner that can help them meet their own sustainability goals.

We are committed to social responsibility and strengthening relationships important to our business through customer partnerships, investor outreach, community involvement, labor solutions, and inclusion and diversity initiatives. We also focus on our employees and our customers’ employees through health and wellness programs and building design. Through our Community Workforce Initiative, for example, we are helping build a talent pipeline for our customers with an emphasis on revitalizing career pathways and creating economic opportunities in the communities where we operate. We set an ambitious goal to train 25,000 individuals by 2025 by partnering with leading public sector organizations and leveraging digital learning technologies to develop innovative training solutions. In 2021, we partnered with the Association for Supply Chain Management to create a new industry certificate for our digital curriculum to develop the next generation of talent for the logistics industry.

We strive to promote a culture of uncompromising integrity, including through our governance practices and corporate oversight. Our Board independence and diversity, open communication with our stockholders and a risk management framework that supports our investment and process decisions all serve to mitigate risk and preserve value for our company. The strength of our balance sheet and credit ratings, ability to stay ahead of customer needs, dedication to proactive risk mitigation and engagement with our employees through ethics and anti-corruption training, along with stockholder outreach ensures the financial, operational and reputational resilience of our organization for the long-term. Our approach is reinforced by our Code of Ethics and Business Conduct, as described above.

ENVIRONMENTAL MATTERS

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect beyond amounts recorded at December 31, 2021. See further discussion in Item 1A. Risk Factors and Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

INSURANCE COVERAGE

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage typically includes property damage and rental loss insurance resulting from such perils as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self-insurance and a wholly-owned captive insurance entity. Additionally, in 2021 we sponsored catastrophe bonds that provide further insurance coverage for potential losses resulting from earthquake risks in the U.S. The costs to insure our properties are primarily covered through expense reimbursements from our customers. We believe our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. See further discussion in Item 1A. Risk Factors.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2021, we generated approximately $620 million or 13.0% of our consolidated revenues from operations outside the U.S. Circumstances and developments related to international operations that could negatively affect us include, but are not limited to, the following factors:

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

•	unexpected changes in regulatory and environmental requirements, taxes, tariffs, trade wars and laws within the countries in which we operate;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•

the impact of regional or country-specific business cycles and economic instability, including government shutdowns and withdrawals from the European Union or other international trade alliances or agreements;

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

We are required to comply with many regulations in different countries, including (but not limited to) the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws and regulations. Our properties are also subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire, life-safety, energy and greenhouse gas emissions requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us.

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

We hold significant real estate investments in international markets where the U.S. dollar is not the functional currency. At December 31, 2021, approximately $9.1 billion or 15.6% of our total consolidated assets were invested in a currency other than the U.S. dollar, principally the British pound sterling, Canadian dollar, euro and Japanese yen. For the year ended December 31, 2021, $422 million or 12.1% of our total consolidated segment NOI was denominated in a currency other than the U.S. dollar. See Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information on these amounts. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations.

Our hedging of foreign currency and interest rate risk may not effectively limit our exposure to these risks.

We attempt to mitigate our risk by borrowing in the currencies in which we have significant investments thereby providing a natural hedge. We may also enter into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency cash flow associated with the translation of future earnings of our international subsidiaries. Although we attempt to mitigate the potential adverse effects of changes in foreign currency rates there can be no assurance that those attempts will be successful. In addition, we occasionally use interest rate swap contracts to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows. Hedging arrangements involve risks, such as the risk of fluctuation in the relative value of the foreign currency or interest rates and the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle such arrangements could be significant depending on the stability and movement of the hedged foreign currency or the size of the underlying financing and the applicable interest rates at the time of the breakage. The failure to hedge effectively against foreign exchange changes or interest rate changes may adversely affect our business.

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

At December 31, 2021, 30.7% of our consolidated operating properties or $13.8 billion (based on consolidated gross book value, or investment before depreciation) were located in California (Central Valley, San Francisco Bay Area and Southern California markets), which represented 25.9% of the aggregate square footage of our operating properties and 33.0% of our consolidated operating property NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the investment we have located in California, a downturn in California’s economy or real estate conditions, including state income tax and property tax laws, could adversely affect our business.

In addition to California, we also have significant holdings (defined as more than 3% of total consolidated investment before depreciation) in operating properties in certain markets located in Atlanta, Chicago, Dallas/Fort Worth, Houston, Lehigh Valley, New Jersey/New York City, Seattle and South Florida. Of these markets, no single market contributed more than 10% of our total consolidated investment before depreciation in operating properties. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.

Our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures, has concentrations of properties in the same markets mentioned above, as well as in markets in China, France, Japan, Mexico and the U.K., and are subject to the economic conditions in those markets.

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

We may decide to sell or contribute properties to certain of our co-investment ventures or sell properties to third parties to generate proceeds to fund our capital deployment activities. Our ability to sell or contribute properties on advantageous terms is affected by: (i) competition from other owners of properties that are trying to dispose of their properties; (ii) economic and market conditions, including the capitalization rates applicable to our properties; and (iii) other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or at all. The co-investment ventures or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions and contributions could be delayed.

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

Investments in real estate properties are subject to varying degrees of risk. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our asset management capabilities, these risks cannot be eliminated. Factors that may affect real estate values and cash flows include:

•	local conditions, such as oversupply or a reduction in demand;

•	technological changes, such as reconfiguration of supply chains, autonomous vehicles, robotics, 3D printing or other technologies;

•	the attractiveness of our properties to potential customers and competition from other available properties;

•	increasing costs of maintaining, insuring, renovating and making improvements to our properties;

•	our ability to reposition our properties due to changes in the business and logistics needs of our customers;

•	our ability to lease the properties at favorable rates and control variable operating costs; and

•	governmental and environmental regulations and the associated potential liability under, and changes in, environmental, zoning, usage, tax, tariffs and other laws.

These factors may affect our ability to recover our investment in the properties and result in impairment charges.

Our customers may be unable to meet their lease obligations or we may be unable to lease vacant space or renew leases or re-lease space on favorable terms as leases expire.

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. At December 31, 2021, our top 10 customers accounted for 16.7% of our consolidated NER and 14.0% of our O&M NER. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

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

We may acquire properties and companies that involve risks that could adversely affect our business and financial condition.

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

Our real estate development and redevelopment strategy is focused on monetizing land and redevelopment sites in the future through development of logistics facilities to hold for long-term investment and for contribution or sale to a co-investment venture or third party, depending on market conditions, our liquidity needs and other factors. We may increase our investment in the development, renovation and redevelopment business and we expect to complete the build-out and leasing of our current development portfolio. We may also develop, renovate and redevelop properties within existing or newly formed co-investment ventures. The real estate development, renovation and redevelopment business includes the following significant risks:

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may explore development opportunities that may be abandoned and the related investment impaired;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•

we may have construction costs or additional environmental regulation costs that exceed our estimates and projects may not be completed, delivered or stabilized as planned due to defects or other issues;

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

We are subject to risks and liabilities in connection with forming and attracting third-party investment in co-investment ventures, investing in new or existing co-investment ventures, and managing properties through co-investment ventures.

At December 31, 2021, we had investments in co-investment ventures, both public and private, that owned operating properties with a gross book value of approximately $54 billion. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from our existing or future investments. The same factors that impact the valuation of our consolidated portfolio, as discussed above, also impact the portfolios held by the co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues.

Our co-investment ventures involve certain additional risks that we do not otherwise face, including:

•	our partners may share certain approval rights over major decisions made on behalf of the ventures;

•	if our partners fail to fund their share of any required capital contributions, then we may choose to contribute such capital;

•	our partners might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the venture;

•

the venture or other governing agreements often restrict the transfer of an interest in the co-investment venture or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•

our relationships with our partners are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to invest in or manage the assets underlying such relationships resulting in a decrease in our assets under management and a reduction in fee revenues. This may also require us to acquire the properties in order to maintain an investment in the portfolio; and

•

disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture to additional risk.

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

We have also made investments in early and growth-stage companies that are focused on emerging technology. These companies may not be successful at raising additional capital or generating cash flows to sustain operations, which could result in the impairment of our investment. In addition, through Prologis Essentials we are investing in the development of new business lines that are complementary to our core business. These business lines may not be successful and may include risks that are different than investing in our core real estate business.

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

The terms of our various credit agreements, including our credit facilities and term loans, the indentures under which certain of our senior notes are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios. These covenants may limit our flexibility to run our business, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business and financial condition generally and, in particular, the amount of our distributable cash flow could be adversely affected.

Adverse changes in our credit ratings could negatively affect our financing activity.

At December 31, 2021, our credit ratings were A3 from Moody’s with a stable outlook and A- from S&P with a positive outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

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

Transition to an alternative reference rate due to the cessation of the London Inter-bank Offered Rate (“LIBOR”) could have a negative impact on our required debt payments and the value of our related debt and derivative financial instruments.

In March 2021, the Financial Conduct Authority (“FCA”) formally announced that the publication of LIBOR was ending and confirmed that USD LIBOR-indexed rates would cease to be published after June 30, 2023. Certain interbank offered rates (“IBOR”) ceased on December 31, 2021. For discussion on the transition of these rates see Note 2 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR for debt and derivative financial instruments. This extended cessation date for USD LIBOR-indexed rates would allow most legacy USD LIBOR contracts to mature before disruptions occur in the USD LIBOR market, without the need to transition those contracts to SOFR. At December 31, 2021, only the available USD commitments on our global senior credit facilities were indexed to USD LIBOR. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional discussion regarding our variable rate debt.

Our global senior credit facility agreements contain provisions that reference a comparable or successor rate to the extent USD LIBOR rates are no longer available and no mandatory prepayment or redemption provisions would be triggered in that instance. We anticipate managing the transition from USD LIBOR to SOFR using the language set out in our agreements and through potentially modifying our debt and derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt and derivative financial instruments.

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

The World Health Organization and certain national and local governments characterized COVID-19 as a pandemic in March 2020. The COVID-19 outbreak has disrupted financial markets and global, national and local economies. There are government restrictions on activities across the globe. The impact of the COVID-19 outbreak on our business, that of our co-investment ventures, and our customers for the long-term continues to be uncertain.

Given the ongoing and dynamic nature of these circumstances, we cannot predict the extent to which the continuation of the COVID-19 pandemic may impact our business and operating results and that of our co-investment ventures, but its impact may include the following:

•

Existing customers and potential customers of our logistics facilities may be adversely affected by the decrease in economic activity, which in turn could disrupt their business and their ability to enter into new leasing transactions or satisfy rental payments;

•	Government, labor or other restrictions may prevent us from completing the development or leasing of properties currently under development or making our properties ready for our customers to move in;

•	Our ability to recover our investments in real estate assets may be impacted by current market conditions;

•	Increases in material costs as a result of labor shortages and supply chain disruptions may make the development of properties more costly than we originally budgeted; and

•	Our workforce, including our executives, may become ill or have difficulty working remotely, caring for our properties and/or customers.

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

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as malware, ransomware, or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may incur additional costs to remedy damages caused by such disruptions. Third-party security events at vendors, sub-processors, and service providers could also impact our data and operations via unauthorized access to information or disruption of services which may ultimately result in financial losses. Despite training, detection systems and response procedures, an increase in email attacks (phishing and business email compromise) may create disruption to our business and financial risk.

Although security incidents have had an insignificant financial impact on our operating results, the growing frequency of attempts may lead to increased costs to protect the company and respond to any events, including additional personnel, consultants and protection technologies. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Additionally, remediation costs for security events may not be covered by our insurance.

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

We are exposed to the potential impacts of future climate change and could be required to implement new or stricter regulations, which may result in unanticipated losses that could affect our business and financial condition.

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

The following tables provide details of our consolidated operating properties, investment in land and development portfolio and our O&M portfolio. The O&M portfolio includes the properties we consolidate and the properties owned by our unconsolidated co-

investment ventures reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share.

Included in the operating property information below for our consolidated operating properties are 497 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or market amounted to 10% or more of our consolidated total assets at December 31, 2021, or generated revenue equal to 10% or more of our consolidated total revenues for the year ended December 31, 2021, with the exception of the Southern California market. Dollars and square feet in the following tables are in millions:

	Consolidated Operating Properties			O&M
Geographies	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	25	$1,629	$13	31	$2,084
Baltimore/Washington D.C.	11	1,269	12	15	1,667
Central PA	15	1,308	-	17	1,428
Central Valley	17	1,326	9	19	1,461
Chicago	39	3,248	8	55	4,724
Dallas/Ft. Worth	32	2,281	8	39	2,872
Houston	24	2,518	4	31	3,034
Lehigh Valley	25	3,107	-	28	3,386
New Jersey/New York City	33	3,869	44	41	5,144
Orlando	10	1,022	70	11	1,120
San Francisco Bay Area	20	2,951	9	25	3,611
Seattle	14	2,066	-	22	2,932
South Florida	12	1,614	28	19	2,471
Southern California	77	9,181	14	97	11,515
Remaining Markets – U.S. (15 markets) (2)	76	5,500	38	102	7,485
Subtotal U.S.	430	42,889	257	552	54,934
Other Americas:
Brazil	-	-	-	13	641
Canada	10	833	150	10	833
Mexico	*	28	-	43	2,765
Subtotal Other Americas	10	861	150	66	4,239
Europe:
France	1	93	-	33	2,913
Germany	1	78	-	26	2,387
Netherlands	*	12	-	24	2,261
U.K.	*	69	-	28	5,351
Remaining Countries – Europe (8 countries) (3)	2	117	-	90	7,064
Subtotal Europe	4	369	-	201	19,976
Asia:
China	-	-	-	42	3,098
Japan	*	26	-	40	7,201
Singapore	1	141	-	1	141
Subtotal Asia	1	167	-	83	10,440
Total operating portfolio (4)	445	44,286	407	902	89,589
Value-added properties (5)	3	626	-	5	968
Total operating properties	448	$44,912	$407	907	$90,557

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Geographies	Acres	Estimated Build Out Potential (square feet) (6)	Current Investment	Rentable Square Footage Upon Completion	TEI (7)
U.S.:
Atlanta	221	3	$34	3	$191
Baltimore/Washington D.C.	41	*	18	*	13
Central PA	29	*	8	-	-
Central Valley	770	14	158	2	272
Chicago	134	2	43	2	292
Dallas/Ft. Worth	351	5	140	2	173
Houston	163	2	39	*	99
Lehigh Valley	208	2	77	1	101
New Jersey/New York City	18	1	56	*	124
Orlando	100	1	27	1	106
San Francisco Bay Area	-	-	-	*	42
Seattle	158	2	116	*	77
South Florida	150	2	134	1	154
Southern California	536	10	400	3	468
Remaining Markets – U.S. (15 markets)	814	12	281	4	368
Subtotal U.S.	3,693	56	1,531	19	2,480
Other Americas:
Brazil	263	5	52	-	-
Canada	167	3	125	1	54
Mexico	681	12	94	1	103
Subtotal Other Americas	1,111	20	271	2	157
Europe:
France	254	5	137	*	27
Germany	26	1	12	1	96
Netherlands	42	1	24	1	138
U.K.	247	4	295	3	514
Remaining Countries – Europe (8 countries)	780	16	158	2	178
Subtotal Europe	1,349	27	626	7	953
Asia:
Japan	74	5	92	7	1,127
Subtotal Asia	74	5	92	7	1,127
Total land and development portfolio	6,227	108	$2,520	35	$4,717

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

(1)

Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $10 million of encumbrances related to one land parcel included in the consolidated land portfolio.

(2)	No remaining market within the U.S. represented more than 2% of the total gross book value of the consolidated operating properties.

(3)	No remaining country within Europe represented more than 2% of the total gross book value of the O&M operating properties.

(4)

Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented within Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our O&M operating portfolio. At December 31, 2021, we had investments in real estate properties that were expected to be contributed to our unconsolidated co-investment ventures totaling $535 million and aggregating 4 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(5)

Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to a higher and better use.

(6)	Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(7)

TEI is based on current projections and is subject to change. As noted in the table below, our current investment in the development portfolio was $2.7 billion, leaving approximately $2.0 billion of additional required investment. At December 31, 2021, based on TEI, approximately 18% of the properties in the development portfolio were completed but not yet stabilized, 71% of the properties were expected to be completed before December 31, 2022, and the remaining properties were expected to be completed before October 2023.

The following table summarizes our investment in consolidated real estate properties at December 31, 2021 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$44,454
Development portfolio, including cost of land	2,729
Land	2,520
Other real estate investments (1)	3,302
Total consolidated real estate properties	$53,005

(1)

Included in other real estate investments were: (i) non-strategic real estate assets acquired that we do not intend to operate long-term; (ii) real estate assets that we intend to redevelop into industrial properties; (iii) land parcels we own and lease to third parties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the average term for leases commenced, including new leases and renewals, in 2021 was 62 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2021 (dollars and square feet in millions):

			NER
	Number of Leases	Occupied Square Feet	Dollars	% of Total	Dollars Per Square Foot
2022 (1)	780	51	$308	10.5%	$6.04
2023	927	64	394	13.5%	6.16
2024	947	64	421	14.4%	6.58
2025	628	54	359	12.3%	6.65
2026	775	63	438	15.0%	6.95
2027	374	40	285	9.7%	7.13
2028	179	23	161	5.5%	7.00
2029	132	23	152	5.2%	6.61
2030	74	15	105	3.6%	7.00
2031	83	15	108	3.6%	7.20
Thereafter	70	23	197	6.7%	8.57
	4,969	435	$2,928	100%	$6.73
Month to month	93	3
Total consolidated	5,062	438

(1)

We have signed leases that were due to expire in 2022, totaling 31 million square feet in our consolidated portfolio (5.7% of total NER). These are excluded from 2022 expirations and are reflected at their respective expiration year.

CO-INVESTMENT VENTURES

Included in our O&M portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities, that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2021 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Venture
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	77	$7,927	$12	$6
Total	77	$7,927	$12	$6

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	122	$12,199	$-	$288
Other Americas:
FIBRA Prologis	43	2,763	-	27
Prologis Brazil Logistics Venture ("PBLV") and other joint ventures	13	641	46	185
Subtotal Other Americas	56	3,404	46	212
Europe:
Prologis European Logistics Fund (“PELF”) (1)	140	14,560	9	62
Prologis European Logistics Partners Holdings Sàrl (“PELP”) (1)	58	5,208	35	54
Subtotal Europe	198	19,768	44	116
Asia:
Nippon Prologis REIT (“NPR”)	40	7,175	-	-
Prologis China Core Logistics Fund (“PCCLF”)	26	2,241	-	-
Prologis China Logistics Venture	16	858	24	786
Subtotal Asia	82	10,274	24	786
Total	458	$45,645	$114	$1,402

(1)	In December 2021, Prologis UK Logistics Venture (“UKLV”) sold its operating properties to our unconsolidated co-investment ventures, PELF and PELP, and its land to us.

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

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2016, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2016, to December 31, 2021. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2016, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2021, we had 1.3 million shares of the Series Q preferred stock with a liquidation preference of $50 per share that will be redeemable at our option on or after November 13, 2026. Dividends payable per share was $4.27 for the year ended December 31, 2021.

For more information regarding dividends, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2021, we issued 0.8 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. and issued 1.0 million common units in Prologis, L.P. in connection with the acquisition of additional ownership interest in an unconsolidated other venture from our partner in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

PURCHASES OF EQUITY SECURITIES

During 2021, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 9 and 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2022 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report and the matters described under Item 1A. Risk Factors.

A discussion regarding our financial condition and results of operations for 2021 compared to 2020 is presented below. Information on 2019 is included in graphs only to show year over year trends in our results of operations and operating metrics. Our financial condition for 2019, results of operations for 2019 and 2020 compared to 2019 and details on the IPT Transaction and LPT Transaction referenced throughout this document can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 11, 2021, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.prologis.com.

MANAGEMENT’S OVERVIEW

Summary of 2021

Our financial condition and operating results were strong during 2021. E-commerce continues to grow well above its historical average and demand for space is robust based on our proprietary data. As demand surges, having the right logistics real estate in the right location is mission critical for our customers, which is evident with our O&M occupancy at 97.7% at December 31, 2021. Leasing activity accelerated for our portfolio during 2021. Our outlook for 2022 is equally as promising as we expect increases in market rents and asset valuations to drive our operating results as well as our execution of profitable deployment activities.

We generated net proceeds of $5.2 billion and realized net gains of $1.6 billion, principally from the contribution of properties to our unconsolidated co-investment ventures in Japan, Europe and the U.S. and dispositions to third parties.

We earned promotes aggregating $98 million ($43 million net of related expenses), primarily during the fourth quarter of 2021 from one of our unconsolidated co-investment ventures in Europe.

In December 2021, UKLV sold its operating properties to our unconsolidated co-investment ventures, PELF and PELP, and its land to us.

We completed the following consolidated financing activities that included the issuance of $2.9 billion and redemption of $1.5 billion of senior notes, with aggregate principal amounts in U.S. dollars. This resulted in a consolidated weighted average remaining maturity of 10 years and lowered our weighted average effective interest rate to 1.6% at December 31, 2021 (principal in millions):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February	€1,350	$1,639	0.7%	14.3	February 2032 – 2041
February	$400	$400	1.6%	10.1	March 2031
June	¥65,000	$587	0.8%	15.4	June 2028 – 2061
December	£215	$285	2.0%	17.7	December 2033 – 2041
Total		$2,911	1.0%	14.2

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Date
March	€600	$716	3.4%	3.0	February 2024
March	$750	$750	3.8%	4.7	November 2025
Total		$1,466	3.6%	3.8

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance or redemption date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance or redemption date.

At December 31, 2021, we had total available liquidity of $5.0 billion, principally due to aggregate availability under our credit facilities of $4.4 billion and unrestricted cash balances of $556 million. In April 2021, we increased our available liquidity by entering into a second global senior credit facility with an available borrowing capacity of $1.0 billion and we terminated the $500 million multi-currency term loan.

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

	2021	2020
Real Estate Operations – NOI	$3,105	$2,820
Strategic Capital – NOI	384	419
General and administrative expenses	(294)	(275)
Depreciation and amortization expenses	(1,578)	(1,562)
Operating income before gains on real estate transactions, net	1,617	1,402
Gains on dispositions of development properties and land, net	817	465
Gains on other dispositions of investments in real estate, net	773	252
Operating income	$3,207	$2,119

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

Below are the components of Real Estate Operations NOI, derived directly from line items in the Consolidated Financial Statements (in millions):

	2021	2020
Rental revenues	$4,148	$3,791
Development management and other revenues	20	11
Rental expenses	(1,041)	(952)
Other expenses	(22)	(30)
Real Estate Operations – NOI	$3,105	$2,820

The change in Real Estate Operations (“REO”) NOI in 2021 compared to 2020 of approximately $285 million was impacted by the following activities (in millions):

(1)

During both periods, we experienced positive rental rate growth. Rental rate growth is a combination of higher rental rates on rollover of leases (or rent change) and contractual rent increases on existing leases. If a lease has a contractual rent increase driven by a metric that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore impacts the rental revenue we recognize. Significant rent change during both periods continues to be a key driver in increasing rental income. See below for key metrics on rent change on rollover and occupancy for the consolidated operating portfolio.

(2)

One of the drivers of the increase in NOI in 2021, compared to 2020, was the Liberty Transaction on February 4, 2020. In the transaction we acquired 519 industrial operating properties, aggregating 100 million square feet, and increased our consolidated investments in real estate by approximately $13 billion.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2020 through December 31, 2021.

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)	In 2020, we completed the Liberty Transaction.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

Development Activity

The following table summarizes consolidated development activity (dollars and square feet in millions):

	2021	2020
Starts:
Number of new development projects during the period	78	42
Square feet	26	14
TEI	$3,478	$1,997
Percentage of build-to-suits based on TEI	46.2%	40.0%

Stabilizations:
Number of development projects stabilized during the period	62	66
Square feet	19	23
TEI	$2,329	$2,451
Percentage of build-to-suits based on TEI	42.7%	48.9%
Weighted average stabilized yield (1)	6.1%	6.3%
Estimated value at completion	$3,613	$3,383
Estimated weighted average margin (2)	55.1%	38.0%
Estimated value creation	$1,284	$932

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)

Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI.

At December 31, 2021, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before October 2023 with a TEI of $4.7 billion, leaving $2.0 billion remaining to be spent and was 54.6% leased. While construction costs increased during 2021, we continue to maintain high margins as a result of lower capitalization rates and higher market rents. Our current investment in the development portfolio was $2.7 billion and we expect our development activities to increase in 2022. For additional information on our development portfolio at December 31, 2021, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes capitalized expenditures, excluding development costs, and property improvements per average square foot of our consolidated operating properties during each year:

Our capital expenditures continue to increase year over year as we grow the consolidated operating portfolio through development stabilizations and acquisitions. We plan to continue allocating capital in 2022 to renovate and modernize our operating portfolio, including the addition of sustainable and efficient building features.

Strategic Capital

This operating segment includes revenues from asset management and property management services performed, transactional services for acquisition, disposition and leasing activity and promote revenue earned from the unconsolidated entities. Revenues associated with the Strategic Capital segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties and other transactional activity including foreign currency exchange rates and timing of promotes. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 5 to the Consolidated Financial Statements.

Below are the components of Strategic Capital NOI derived directly from the line items in the Consolidated Financial Statements (in millions):

	2021	2020
Strategic capital revenues	$591	$637
Strategic capital expenses	(207)	(218)
Strategic Capital – NOI	$384	$419

Below is additional detail of our Strategic Capital revenues, expenses and NOI (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Strategic capital revenues ($)
Recurring fees (2)	136	111	38	32	156	120	79	68	409	331
Transactional fees (3)	14	16	8	5	30	20	32	26	84	67
Promote revenue (4)	22	228	13	1	63	5	-	5	98	239
Total strategic capital revenues ($)	172	355	59	38	249	145	111	99	591	637
Strategic capital expenses ($) (4)	(112)	(118)	(12)	(13)	(45)	(45)	(38)	(42)	(207)	(218)
Strategic Capital - NOI ($)	60	237	47	25	204	100	73	57	384	419

(1)	The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)

Recurring fees include asset management and property management fees. The increase in fees in 2021 as compared to 2020 is due primarily to higher asset management fees driven by the increases in the fair value of the properties based on third party valuations.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. An increase in asset valuations in the co-investment ventures, as we have experienced in 2021, is one of the significant drivers of returns that can translate into earning future promote revenues. Approximately 40% of the promote earned by us from the co-investment ventures is paid to our employees as a combination of cash and stock awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

G&A Expenses

G&A expenses were $294 million and $275 million for 2021 and 2020, respectively. G&A expenses increased in 2021 as compared to 2020, due to higher compensation expenses based largely on our outperformance and the increase in our share price. We capitalize certain internal costs, including salaries and related expenses, directly related primarily to our development activities. For discussion on our long-term incentive plans refer to the proxy statement for our 2021 annual meeting of stockholders.

The following table summarizes capitalized G&A (in millions):

	2021	2020
Building and land development activities	$95	$73
Operating building improvements and other	29	23
Total capitalized G&A expenses	$124	$96
Capitalized salaries and related costs as a percent of total salaries and related costs	21.9%	20.2%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.6 billion in both 2021 and 2020.

The change in depreciation and amortization expenses in 2021 compared to 2020 of approximately $16 million was impacted by the following activities (in millions):

(1)	Included in acquisitions are the operating properties and related intangible assets acquired in the Liberty Transaction.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $817 million and $465 million for 2021 and 2020, respectively, and primarily included gains from the contribution of properties we developed to our unconsolidated co-investment ventures in Japan, the U.S. and Europe. Gains on other dispositions of investments in real estate were $773 million and $252 million for 2021 and 2020, respectively, which included sales of operating properties, including certain non-strategic assets acquired in the Liberty Transaction and the IPT Transaction, the contribution of operating properties to our unconsolidated co-investment venture in the U.S. and the sale of our ownership interest in other unconsolidated ventures. We utilized the proceeds from these transactions primarily to fund our development activities during both periods. See Note 4 to the Consolidated Financial Statements for further information on these transactions.

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

	2021			2020
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,300	446	98.2%	2,252	441	96.6%
Unconsolidated	1,987	456	97.3%	1,849	416	95.9%
Total	4,287	902	97.7%	4,101	857	96.2%

Below are the key leasing metrics of our O&M operating portfolio.

(1)

Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained approximately 70% or more of our customers, based on the total square feet of leases commenced, for each year.

(2)

Turnover costs include external leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. As a result of higher rents on leases that commenced in 2021, leasing commissions on a per square foot basis have continued to increase as commissions are based on the contractual rent we receive over the lease term.

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

We define our same store population for the three months ended December 31, 2021 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures at January 1, 2020 and owned throughout the same three-month period in both 2020 and 2021. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2020) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures.

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental expenses and property NOI for each quarter in 2021 and 2020 to the full year, as included in the Consolidated Statements of Income and within Note 19 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2021
Rental revenues	$1,022	$1,015	$1,037	$1,074	$4,148
Rental expenses	(278)	(245)	(256)	(262)	(1,041)
Property NOI	$744	$770	$781	$812	$3,107
2020
Rental revenues	$879	$944	$980	$988	$3,791
Rental expenses	(228)	(232)	(245)	(247)	(952)
Property NOI	$651	$712	$735	$741	$2,839

	Three Months Ended December 31,
	2021	2020	% Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,074	$988
Rental expenses	(262)	(247)
Consolidated Property NOI	$812	$741

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(259)	(228)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	572	542
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(459)	(438)
Prologis Share of Same Store Property NOI – Net Effective (2)	$666	$617	7.9%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(14)	(11)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(12)	(14)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	8	11
Prologis Share of Same Store Property NOI – Cash (2)(3)	$648	$603	7.5%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at December 31, 2021 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $404 million and $297 million during 2021 and 2020, respectively. Included in 2021 is our share of the gains recognized upon the sale of certain non-strategic assets acquired in the IPT Transaction and the sale by UKLV of its operating properties to our unconsolidated co-investment ventures, PELF and PELP.

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

Interest Expense

The following table details our net interest expense (dollars in millions):

	2021	2020
Gross interest expense	$299	$348
Amortization of debt discount and debt issuance costs, net	9	9
Capitalized amounts	(42)	(42)
Net interest expense	$266	$315
Weighted average effective interest rate during the year	1.7%	2.2%

Although our debt balances have increased, interest expense decreased in 2021 as compared to 2020 due to our refinancing activities to redeem higher interest rate senior notes before their stated maturities. As a result of these activities, we lowered the consolidated weighted average effective interest rate on our senior notes from 2.4% on January 1, 2020 to 1.7% on December 31, 2021 while extending the weighted average remaining maturity of our senior notes from 8 to 12 years over the same two-year period.

See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

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

The following table details our foreign currency and derivative gains (losses), net included in earnings (in millions):

	2021	2020
Realized foreign currency and derivative losses, net:
Losses on the settlement of undesignated derivatives	$(8)	$(6)
Losses on the settlement of transactions with third parties	(1)	-
Total realized foreign currency and derivative losses, net	(9)	(6)

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	169	(152)
Gains (losses) on remeasurement of certain assets and liabilities	4	(9)
Total unrealized foreign currency and derivative gains (losses), net	173	(161)
Total foreign currency and derivative gains (losses), net	$164	$(167)

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 15 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

We recognized $187 million and $188 million of losses on the early extinguishment of debt in 2021 and 2020, respectively. The losses during both periods were driven by the redemption of certain higher interest rate senior notes before their stated maturity. We compare any prepayment penalties incurred from the early redemption of the borrowings to the potential interest savings over the term, and make a decision to refinance the debt when it is economically viable. We redeemed $1.5 billion of senior notes with stated maturities of 2024 and 2025 in 2021 and $2.6 billion of senior notes with stated maturities between 2021 and 2024 in 2020. The losses in 2020 also included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt. See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for more information regarding our debt repurchases.

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

The following table summarizes our income tax expense (benefit) (in millions):

	2021	2020
Current income tax expense:
Income tax expense	$108	$83
Income tax expense on dispositions	62	41
Income tax expense on dispositions related to acquired tax liabilities	3	6
Total current income tax expense	173	130

Deferred income tax expense (benefit):
Income tax expense	4	6
Income tax benefit on dispositions related to acquired tax liabilities	(3)	(6)
Total deferred income tax expense	1	-
Total income tax expense	$174	$130

Our income taxes are discussed in more detail in Note 13 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $209 million and $135 million in 2021 and 2020, respectively. Included in these amounts were $82 million and $42 million in 2021 and 2020, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P. The recognition of net gains on the sale of the non-strategic assets identified for disposition in the IPT Transaction also increased the net earnings attributable to noncontrolling interests in 2021.

See Note 11 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in 2021 and 2020 was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments, that when designated the change in fair value is included in AOCI/L.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2021, 99 properties in our development portfolio were 54.6% leased with a current investment of $2.7 billion and a TEI of $4.7 billion when completed and leased, leaving $2.0 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $986 million in 2022;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures; and

•

acquisition of operating properties or portfolios of operating properties (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures).

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes;

•	distributions received from co-investment ventures;

•	proceeds from the contributions of properties to current or future co-investment ventures;

•	proceeds from disposition of properties, land parcels or other investments to third parties;

•	available unrestricted cash balances ($556 million at December 31, 2021);

•	borrowing capacity under our current credit facility arrangements ($4.4 billion available at December 31, 2021); and

•	proceeds from the issuance of debt.

Long-term, we may also have a primary cash need related to the voluntary repurchase of our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. We may also fund our cash needs from the issuance of equity securities, subject to market conditions, and the sale of a portion of our investments in co-investment ventures to achieve long-term ownership targets.

Debt

The following table summarizes information about our consolidated debt by currency at December 31 (dollars in millions):

	2021			2020
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,377	7.8%	2.2%	$1,019	6.1%
Canadian dollar	2.7%	284	1.6%	2.7%	286	1.7%
Euro	1.0%	7,408	41.8%	1.4%	6,550	38.8%
Japanese yen	0.9%	2,879	16.2%	0.8%	2,877	17.1%
U.S. dollar	2.6%	5,767	32.6%	2.8%	6,117	36.3%
Total debt (1)	1.6%	$17,715	100.0%	1.9%	$16,849	100.0%

(1)	The weighted average remaining maturity for total debt outstanding at both December 31, 2021 and 2020 was 10 years.

Our credit ratings at December 31, 2021, were A3 from Moody’s with a stable outlook and A- from Standard & Poor’s with a positive outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2021, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 8 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at December 31, 2021 (in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$2,114	$2,114	2023 – 2024 (2)
Prologis European Logistics Fund	-	1,803	1,803	2023 – 2024 (2)
Prologis China Core Logistics Fund	-	133	133	2022 – 2024 (2)
Prologis China Logistics Venture	272	1,543	1,815	2023 – 2028
Prologis Brazil Logistics Venture	40	161	201	2026
Total	$312	$5,754	$6,066

(1)

The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at December 31, 2021.

(2)	Venture partners have the option to cancel their equity commitment up to 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity (in millions):

	2021	2020
Net cash provided by operating activities	$2,996	$2,937
Net cash used in investing activities	$(1,990)	$(3,074)
Net cash used in financing activities	$(1,008)	$(372)
Net decrease in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(42)	$(491)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Operations segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $148 million and $126 million for 2021 and 2020, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing asset management and property management and other services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of the net revenues from our Strategic Capital segment. Included in Strategic Capital Revenues is the third-party investors’ share that is owed for promotes, which is recognized in operating activities in the period the cash is received, generally the quarter after the revenue is recognized.

•

G&A expenses and equity-based compensation awards. We incurred $294 million and $275 million of G&A expenses in 2021 and 2020, respectively. We recognized equity-based, noncash compensation expenses of $113 million and $110 million in 2021 and 2020, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $440 million and $451 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2021 and 2020, respectively.

•

Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $279 million and $309 million in 2021 and 2020, respectively. See Note 8 to the Consolidated Financial Statements for further information on this activity.

•

Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $149 million and $101 million in 2021 and 2020, respectively. See Note 13 to the Consolidated Financial Statements for further information on this activity.

Investing Activities

Cash provided by investing activities is driven by proceeds from contributions and dispositions of real estate. During 2021, our dispositions included significant contributions of properties we developed to our unconsolidated co-investment ventures as well as the sale of operating properties. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures. During 2021, our acquisitions included significant acquisitions of land for future development, operating properties and other real estate assets, including Covered Land Plays to support increased development activities in the future. See Note 4 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities:

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

•

IPT Transaction, net of cash acquired. Our consolidated co-investment venture, USLV, acquired real estate assets from IPT for a cash purchase price of $1.7 billion in 2020. Our partner in USLV contributed their share of the purchase price, $917 million, which is presented in Noncontrolling Interests Contributions in financing activities. All of the debt assumed was paid down subsequent to the acquisition, see the Financing Activities section below. See Note 4 to the Consolidated Financial Statements for more information on this transaction.

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $798 million and $386 million in 2021 and 2020, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $58 million and $257 million in 2021 and 2020, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions.

•	Repurchase of common and preferred stock. We paid $35 million and $7 million to repurchase common shares and shares of Series Q preferred stock, respectively, during 2020.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity (in millions):

	2021	2020 (1)
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$10	$10
Secured mortgage debt	656	565
Senior notes	1,644	4,856
Term loans	250	1,351
Total	$2,560	$6,782

Proceeds from the issuance of debt
Secured mortgage debt	$242	$155
Senior notes	2,902	6,170
Term loans	454	1,500
Total	$3,598	$7,825

(1)

We completed the Liberty Transaction in 2020 and assumed $2.8 billion of debt, of which $1.8 billion was paid off with the proceeds from the issuance of senior notes. USLV assumed $342 million of debt in the IPT Transaction, all of which was paid off at closing. The assumption of debt was excluded from the table above.

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $7.8 billion at December 31, 2021. These ventures listed below had total third-party debt of $12.0 billion at December 31, 2021 with a weighted average remaining maturity of 7 years and weighted average interest rate of 2.2%. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis and other investors in the co-investment ventures and bears interest as follows at December 31, 2021 (dollars in millions):

	Total (1)	Weighted Average Interest Rate	Gross Book Value (1)	Ownership %
Prologis Targeted U.S. Logistics Fund	$3,069	3.0%	$12,714	27.0%
FIBRA Prologis	1,052	3.8%	2,780	47.3%
Prologis European Logistics Fund	3,737	1.5%	14,703	23.8%
Nippon Prologis REIT	2,621	0.6%	7,198	15.1%
Prologis China Core Logistics Fund	760	5.3%	2,240	15.3%
Prologis China Logistics Venture	776	2.9%	1,409	15.0%
Total	$12,015		$41,044

(1)

The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 25.4% at December 31, 2021. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At December 31, 2021, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

Dividend and Distribution Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the IRC, relative to maintaining our REIT status, while still allowing us to retain cash to fund our capital deployment and other investment activities.

Under the IRC, REITs may be subject to certain federal income and excise taxes on undistributed taxable income.

We paid quarterly cash dividends of $0.63 and $0.58 per common share in 2021 and 2020, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in 2021 and 2020.

At December 31, 2021, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity’s financial condition and results of operations. Management’s judgment considers historical and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies as they relate to our financial condition as of the years ended December 31, 2021 and 2020 and our operating results for the three-year period ended December 31, 2021. Refer to Note 2 for more information on these critical accounting policies.

Asset Acquisitions

We generally account for an acquisition of a single property or portfolio of properties as an asset acquisition. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged and any excess consideration or bargain purchase amount is allocated to the real estate properties and related lease intangibles on a relative fair value basis. Assets we do not intend to hold long-term are recorded at fair value. At a property-level, we allocate the fair value to the components, which include building, land, improvements, and intangible assets or liabilities related to acquired leases. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions.

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

Recoverability of Real Estate Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. This assessment is primarily triggered based on the shortening of the expected hold period due to our change in intent to sell a property in the near term. We have processes to monitor our intent with regard to our investments and the estimated disposition value in comparison to the current carrying value. If our assessment of potential triggering events indicates that the carrying value of a property that we expect to sell in the near term is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. We determine the fair value of the property based on the proceeds from disposition that are estimated based on quoted market values, third-party appraisals or discounted cash flow models that utilize the future NOI of the property and expected market capitalization rates. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. Changes in economic and operating conditions could impact our intent and the assumptions used in determining the fair value that could result in future impairment.

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

	2021	2020
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$2,934	$1,473

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,534	1,523
Gains on other dispositions of investments in real estate, net of taxes	(749)	(252)
Reconciling items related to noncontrolling interests	5	(57)
Our share of reconciling items included in earnings related to unconsolidated entities	200	268
NAREIT defined FFO attributable to common stockholders/unitholders	3,924	2,955

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	(173)	161
Deferred income tax expense	1	-
Current income tax expense on dispositions related to acquired tax liabilities	3	6
Reconciling items related to noncontrolling interests	1	(2)
Our share of reconciling items included in earnings related to unconsolidated entities	(1)	-
FFO, as modified by Prologis attributable to common stockholders/unitholders	3,755	3,120

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(817)	(465)
Current income tax expense on dispositions	38	41
Losses on early extinguishment of debt, preferred stock repurchase and other, net	187	199
Reconciling items related to noncontrolling interests	7	(3)
Our share of reconciling items included in earnings related to unconsolidated entities	2	(28)
Core FFO attributable to common stockholders/unitholders	$3,172	$2,864

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2021. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At December 31, 2021, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 15 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the year ended December 31, 2021, $573 million or 12.0% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, and have an aggregate notional amount of $1.7 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $166 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At December 31, 2021, $15.9 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At December 31, 2021, $1.9 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at December 31, 2021 (dollars in millions):

	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt (1)	$646	$36	$136	$188	$14,858	$15,864	$15,995
Weighted average interest rate (2)	-0.1%	4.4%	7.6%	3.1%	1.7%	1.7%

Variable rate debt
Credit facilities	$-	$266	$225	$-	$-	$491	$491
Senior notes	340	-	-	-	-	340	340
Term loans	-	134	-	-	956	1,090	1,090
Total variable rate debt	$340	$400	$225	$-	$956	$1,921	$1,921

(1)	At December 31, 2021, we had one interest rate swap agreement to fix €150 million ($165 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)

The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at December 31, 2021 for the debt outstanding.

At December 31, 2021, the weighted average effective interest rate on our variable rate debt was 0.5%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the year ended December 31, 2021, which equates to a change in interest rates of 5 basis points on our average outstanding variable rate debt balances and less than 1 basis point on our average total debt portfolio balances.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2021 and 2020, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements of Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2021, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are voluntarily presented in Note 19 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2021, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2021, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2021, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2021, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2021, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2021, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2022 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2022 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2022 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2022 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2022 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to the Consolidated Financial Statements and Schedule III on page 49 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 102 to 112 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 49 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

   Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4, the Company had $44,454 million of operating properties as of December 31, 2021. The Company tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

We identified the assessment of the Company’s evaluation of the expected holding period for operating properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to determining the expected holding period of operating properties and any related changes. We evaluated the Company’s expected holding period by inquiring of the Company regarding changes to the expected holding period, considering certain factors related to the current economic environment, reading minutes of the meetings of the Company’s Board of Directors, reading external communications with investors and analysts, and analyzing documents prepared by the Company regarding proposed real estate transactions and potential changes to the expected holding period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 9, 2022

   Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of the Operating Partnership’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4, the Operating Partnership had $44,454 million of operating properties as of December 31, 2021. The Operating Partnership tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to determining the expected holding period of operating properties and any related changes. We evaluated the Operating Partnership’s expected holding period by inquiring of the Operating Partnership regarding changes to the expected holding period, considering certain factors related to the current economic environment, reading minutes of the meetings of the Board of Directors of Prologis, Inc., reading external communications with investors and analysts, and analyzing documents prepared by the Operating Partnership regarding proposed real estate transactions and potential changes to the expected holding period.

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2002.

Denver, Colorado

February 9, 2022

   Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 9, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado

February 9, 2022

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Investments in real estate properties	$53,005,190	$50,384,328
Less accumulated depreciation	7,668,187	6,539,156
Net investments in real estate properties	45,337,003	43,845,172
Investments in and advances to unconsolidated entities	8,610,958	7,602,014
Assets held for sale or contribution	669,688	1,070,724
Net investments in real estate	54,617,649	52,517,910

Cash and cash equivalents	556,117	598,086
Other assets	3,312,454	2,949,009
Total assets	$58,486,220	$56,065,005

LIABILITIES AND EQUITY
Liabilities:
Debt	$17,715,054	$16,849,076
Accounts payable and accrued expenses	1,252,767	1,143,372
Other liabilities	1,776,189	1,747,977
Total liabilities	20,744,010	19,740,425

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2021 and 2020	63,948	63,948
Common stock; $0.01 par value; 739,827 and 739,381 shares issued and outstanding at December 31, 2021 and 2020, respectively	7,398	7,394
Additional paid-in capital	35,561,608	35,488,634
Accumulated other comprehensive loss	(878,253)	(1,193,739)
Distributions in excess of net earnings	(1,327,828)	(2,394,690)
Total Prologis, Inc. stockholders’ equity	33,426,873	31,971,547
Noncontrolling interests	4,315,337	4,353,033
Total equity	37,742,210	36,324,580
Total liabilities and equity	$58,486,220	$56,065,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental	$4,147,994	$3,791,131	$2,831,818
Strategic capital	590,750	636,987	491,886
Development management and other	20,696	10,617	6,917
Total revenues	4,759,440	4,438,735	3,330,621
Expenses:
Rental	1,041,316	952,063	734,266
Strategic capital	207,171	218,041	184,661
General and administrative	293,167	274,845	266,718
Depreciation and amortization	1,577,942	1,561,969	1,139,879
Other	22,435	30,010	13,149
Total expenses	3,142,031	3,036,928	2,338,673

Operating income before gains on real estate transactions, net	1,617,409	1,401,807	991,948
Gains on dispositions of development properties and land, net	817,017	464,942	467,577
Gains on other dispositions of investments in real estate, net	772,570	252,195	390,241
Operating income	3,206,996	2,118,944	1,849,766

Other income (expense):
Earnings from unconsolidated entities, net	404,255	297,370	200,178
Interest expense	(266,228)	(314,507)	(239,953)
Interest and other income, net	871	1,044	24,213
Foreign currency and derivative gains (losses), net	164,407	(167,473)	(41,715)
Losses on early extinguishment of debt, net	(187,453)	(188,290)	(16,126)
Total other income (expense)	115,852	(371,856)	(73,403)
Earnings before income taxes	3,322,848	1,747,088	1,776,363
Total income tax expense	(174,258)	(130,458)	(74,517)
Consolidated net earnings	3,148,590	1,616,630	1,701,846
Less net earnings attributable to noncontrolling interests	208,867	134,816	128,887
Net earnings attributable to controlling interests	2,939,723	1,481,814	1,572,959
Less preferred stock dividends	6,152	6,345	6,009
Loss on preferred stock repurchase	-	2,347	-
Net earnings attributable to common stockholders	$2,933,571	$1,473,122	$1,566,950

Weighted average common shares outstanding – Basic	739,363	728,323	630,580
Weighted average common shares outstanding – Diluted	764,762	754,414	654,903

Net earnings per share attributable to common stockholders – Basic	$3.97	$2.02	$2.48

Net earnings per share attributable to common stockholders – Diluted	$3.94	$2.01	$2.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Consolidated net earnings	$3,148,590	$1,616,630	$1,701,846
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	305,929	(194,673)	98,482
Unrealized gains (losses) on derivative contracts, net	17,542	(14,117)	(1,335)
Comprehensive income	3,472,061	1,407,840	1,798,993
Net earnings attributable to noncontrolling interests	(208,867)	(134,816)	(128,887)
Other comprehensive loss (income) attributable to noncontrolling interests	(7,985)	5,449	(2,874)
Comprehensive income attributable to common stockholders	$3,255,209	$1,278,473	$1,667,232

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2019	$68,948	629,616	$6,296	$25,685,987	$(1,084,671)	$(2,378,467)	$3,502,795	$25,800,888
Consolidated net earnings	-	-	-	-	-	1,572,959	128,887	1,701,846
Effect of equity compensation plans	-	961	10	37,008	-	-	67,691	104,709
Capital contributions	-	-	-	-	-	-	11,604	11,604
Purchase of noncontrolling interests	-	-	-	2,133	-	-	(15,383)	(13,250)
Redemption of noncontrolling interests	-	1,220	12	32,878	-	-	(141,323)	(108,433)
Contribution to Brazil venture	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	-	95,572	-	2,910	98,482
Unrealized losses on derivative contracts, net	-	-	-	-	(1,299)	-	(36)	(1,335)
Reallocation of equity	-	-	-	(38,561)	-	-	38,561	-
Dividends ($2.12 per common share) and other distributions	-	-	-	(18)	-	(1,345,660)	(164,419)	(1,510,097)
Balance at December 31, 2019	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784
Consolidated net earnings	-	-	-	-	-	1,481,814	134,816	1,616,630
Effect of equity compensation plans	-	690	7	27,745	-	-	82,233	109,985
Liberty Transaction, net of issuance costs	-	106,723	1,067	9,801,373	-	-	211,086	10,013,526
Acquisitions by noncontrolling interests	-	-	-	-	-	-	48,533	48,533
Repurchase of common stock	-	(539)	(5)	(34,824)	-	-	-	(34,829)
Repurchase of preferred stock	(5,000)	-	-	147	-	(2,347)	-	(7,200)
Capital contributions	-	-	-	-	-	-	917,092	917,092
Redemption of noncontrolling interests	-	710	7	30,727	-	-	(147,712)	(116,978)
Foreign currency translation losses, net	-	-	-	-	(189,599)	-	(5,074)	(194,673)
Unrealized losses on derivative contracts, net	-	-	-	-	(13,742)	-	(375)	(14,117)
Reallocation of equity	-	-	-	(55,413)	-	-	55,413	-
Dividends ($2.32 per common share) and other distributions	-	-	-	(548)	-	(1,722,989)	(361,636)	(2,085,173)
Balance at December 31, 2020	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	2,939,723	208,867	3,148,590
Effect of equity compensation plans	-	(389)	(4)	38,114	-	-	78,062	116,172
Capital contributions	-	-	-	-	-	-	74,404	74,404
Redemption of noncontrolling interests	-	835	8	37,238	-	-	(190,482)	(153,236)
Consolidation of other venture	-	-	-	-	-	-	25,759	25,759
Acquisitions by noncontrolling interests	-	-	-	-	-	-	130,416	130,416
Foreign currency translation gains, net	-	-	-	-	298,413	-	7,516	305,929
Unrealized gains on derivative contracts, net	-	-	-	-	17,073	-	469	17,542
Reallocation of equity	-	-	-	(2,347)	-	-	2,347	-
Dividends ($2.52 per common share) and other distributions	-	-	-	(31)	-	(1,872,861)	(375,054)	(2,247,946)
Balance at December 31, 2021	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Consolidated net earnings	$3,148,590	$1,616,630	$1,701,846
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(148,239)	(126,328)	(98,426)
Equity-based compensation awards	113,028	109,831	97,557
Depreciation and amortization	1,577,942	1,561,969	1,139,879
Earnings from unconsolidated entities, net	(404,255)	(297,370)	(200,178)
Operating distributions from unconsolidated entities	440,034	450,622	346,517
Decrease (increase) in operating receivables from unconsolidated entities	(14,223)	14,670	11,557
Amortization of debt discounts and debt issuance costs, net	8,656	7,859	17,006
Gains on dispositions of development properties and land, net	(817,017)	(464,942)	(467,577)
Gains on other dispositions of investments in real estate, net	(772,570)	(252,195)	(390,241)
Unrealized foreign currency and derivative losses (gains), net	(173,026)	160,739	70,693
Losses on early extinguishment of debt, net	187,453	188,290	16,126
Deferred income tax expense	1,322	744	12,221
Increase in accounts receivable and other assets	(328,511)	(127,619)	(108,165)
Increase in accounts payable and accrued expenses and other liabilities	176,858	94,105	115,219
Net cash provided by operating activities	2,996,042	2,937,005	2,264,034
Investing activities:
Real estate development	(2,639,872)	(1,920,218)	(1,795,137)
Real estate acquisitions	(2,320,448)	(1,239,034)	(1,006,043)
Liberty Transaction, net of cash acquired	-	(29,436)	-
IPT Transaction, net of cash acquired	-	(1,665,359)	-
Tenant improvements and lease commissions on previously leased space	(329,059)	(221,491)	(179,274)
Property improvements	(169,933)	(149,491)	(143,029)
Proceeds from dispositions and contributions of real estate	4,222,290	2,281,940	2,331,623
Investments in and advances to unconsolidated entities	(798,103)	(385,936)	(276,169)
Return of investment from unconsolidated entities	58,275	257,065	389,463
Proceeds from repayment of notes receivable backed by real estate	-	4,312	-
Proceeds from the settlement of net investment hedges	3,305	2,352	23,640
Payments on the settlement of net investment hedges	(16,513)	(9,034)	(30,424)
Net cash used in investing activities	(1,990,058)	(3,074,330)	(685,350)
Financing activities:
Proceeds from issuance of common stock	743	2,217	6,082
Repurchase and retirement of common stock	-	(34,829)	-
Repurchase of preferred stock	-	(7,200)	-
Dividends paid on common and preferred stock	(1,872,861)	(1,722,989)	(1,345,660)
Noncontrolling interests contributions	74,404	917,092	11,604
Noncontrolling interests distributions	(375,054)	(361,636)	(164,419)
Settlement of noncontrolling interests	(153,236)	(116,978)	(109,811)
Tax paid with shares withheld	(19,855)	(24,887)	(22,434)
Debt and equity issuance costs paid	(23,318)	(54,204)	(17,656)
Net proceeds from (payments on) credit facilities	323,336	(10,959)	127,566
Repurchase of and payments on debt	(2,560,174)	(6,782,306)	(3,301,827)
Proceeds from the issuance of debt	3,597,690	7,824,517	3,976,956
Net cash used in financing activities	(1,008,325)	(372,162)	(839,599)

Effect of foreign currency exchange rate changes on cash	(39,628)	18,718	5,914
Net increase (decrease) in cash and cash equivalents	(41,969)	(490,769)	744,999
Cash and cash equivalents, beginning of year	598,086	1,088,855	343,856
Cash and cash equivalents, end of year	$556,117	$598,086	$1,088,855

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2021	2020
ASSETS
Investments in real estate properties	$53,005,190	$50,384,328
Less accumulated depreciation	7,668,187	6,539,156
Net investments in real estate properties	45,337,003	43,845,172
Investments in and advances to unconsolidated entities	8,610,958	7,602,014
Assets held for sale or contribution	669,688	1,070,724
Net investments in real estate	54,617,649	52,517,910

Cash and cash equivalents	556,117	598,086
Other assets	3,312,454	2,949,009
Total assets	$58,486,220	$56,065,005

LIABILITIES AND CAPITAL
Liabilities:
Debt	$17,715,054	$16,849,076
Accounts payable and accrued expenses	1,252,767	1,143,372
Other liabilities	1,776,189	1,747,977
Total liabilities	20,744,010	19,740,425

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	33,362,925	31,907,599
Limited partners – common	557,097	523,954
Limited partners – Class A common	360,702	345,553
Total partners’ capital	34,344,672	32,841,054
Noncontrolling interests	3,397,538	3,483,526
Total capital	37,742,210	36,324,580
Total liabilities and capital	$58,486,220	$56,065,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental	$4,147,994	$3,791,131	$2,831,818
Strategic capital	590,750	636,987	491,886
Development management and other	20,696	10,617	6,917
Total revenues	4,759,440	4,438,735	3,330,621
Expenses:
Rental	1,041,316	952,063	734,266
Strategic capital	207,171	218,041	184,661
General and administrative	293,167	274,845	266,718
Depreciation and amortization	1,577,942	1,561,969	1,139,879
Other	22,435	30,010	13,149
Total expenses	3,142,031	3,036,928	2,338,673

Operating income before gains on real estate transactions, net	1,617,409	1,401,807	991,948
Gains on dispositions of development properties and land, net	817,017	464,942	467,577
Gains on other dispositions of investments in real estate, net	772,570	252,195	390,241
Operating income	3,206,996	2,118,944	1,849,766

Other income (expense):
Earnings from unconsolidated entities, net	404,255	297,370	200,178
Interest expense	(266,228)	(314,507)	(239,953)
Interest and other income, net	871	1,044	24,213
Foreign currency and derivative gains (losses), net	164,407	(167,473)	(41,715)
Losses on early extinguishment of debt, net	(187,453)	(188,290)	(16,126)
Total other income (expense)	115,852	(371,856)	(73,403)
Earnings before income taxes	3,322,848	1,747,088	1,776,363
Total income tax expense	(174,258)	(130,458)	(74,517)
Consolidated net earnings	3,148,590	1,616,630	1,701,846
Less net earnings attributable to noncontrolling interests	127,075	93,195	82,222
Net earnings attributable to controlling interests	3,021,515	1,523,435	1,619,624
Less preferred unit distributions	6,152	6,345	6,009
Loss on preferred unit repurchase	-	2,347	-
Net earnings attributable to common unitholders	$3,015,363	$1,514,743	$1,613,615

Weighted average common units outstanding – Basic	751,973	740,860	641,128
Weighted average common units outstanding – Diluted	764,762	754,414	654,903

Net earnings per unit attributable to common unitholders – Basic	$3.97	$2.02	$2.48

Net earnings per unit attributable to common unitholders – Diluted	$3.94	$2.01	$2.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Consolidated net earnings	$3,148,590	$1,616,630	$1,701,846
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	305,929	(194,673)	98,482
Unrealized gains (losses) on derivative contracts, net	17,542	(14,117)	(1,335)
Comprehensive income	3,472,061	1,407,840	1,798,993
Net earnings attributable to noncontrolling interests	(127,075)	(93,195)	(82,222)
Other comprehensive loss (income) attributable to noncontrolling interests	692	(92)	(188)
Comprehensive income attributable to common unitholders	$3,345,678	$1,314,553	$1,716,583

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2019	1,379	$68,948	629,616	$22,229,145	10,516	$371,281	8,849	$295,045	$2,836,469	$25,800,888
Consolidated net earnings	-	-	-	1,572,959	-	26,211	-	20,454	82,222	1,701,846
Effect of equity compensation plans	-	-	961	37,018	1,525	67,691	-	-	-	104,709
Capital contributions	-	-	-	-	-	-	-	-	11,604	11,604
Purchase of noncontrolling interests	-	-	-	2,133	-	-	-	-	(15,383)	(13,250)
Redemption of noncontrolling interests	-	-	-	(8,045)	-	-	-	-	(13,048)	(21,093)
Redemption of limited partnership units	-	-	1,220	40,935	(2,108)	(120,387)	(236)	(7,888)	-	(87,340)
Contribution to Brazil venture	-	-	-	-	-	-	-	-	(12,630)	(12,630)
Foreign currency translation gains, net	-	-	-	95,572	-	1,502	-	1,220	188	98,482
Unrealized losses on derivative contracts, net	-	-	-	(1,299)	-	(19)	-	(17)	-	(1,335)
Reallocation of capital	-	-	-	(38,561)	-	36,603	-	1,958	-	-
Distributions ($2.12 per common unit) and other	-	-	-	(1,345,678)	-	(27,806)	-	(22,585)	(114,028)	(1,510,097)
Balance at December 31, 2019	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784
Consolidated net earnings	-	-	-	1,481,814	-	25,359	-	16,262	93,195	1,616,630
Effect of equity compensation plans	-	-	690	27,752	1,362	82,233	-	-	-	109,985
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,440	2,288	210,190	-	-	896	10,013,526
Issuance of units related to acquisitions	-	-	-	-	461	48,533	-	-	-	48,533
Repurchase of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Repurchase of preferred units	(100)	(5,000)	-	(2,200)	-	-	-	-	-	(7,200)
Capital contributions	-	-	-	-	-	-	-	-	917,092	917,092
Redemption of limited partnership units	-	-	710	30,734	(1,902)	(146,990)	(18)	(722)	-	(116,978)
Foreign currency translation gains (losses), net	-	-	-	(189,599)	-	(3,113)	-	(2,053)	92	(194,673)
Unrealized losses on derivative contracts, net	-	-	-	(13,742)	-	(226)	-	(149)	-	(14,117)
Reallocation of capital	-	-	-	(55,413)	-	(10,868)	-	66,281	-	-
Distributions ($2.32 per common unit) and other	-	-	-	(1,723,537)	-	(36,240)	-	(22,253)	(303,143)	(2,085,173)
Balance at December 31, 2020	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	2,939,723	-	50,034	-	31,758	127,075	3,148,590
Effect of equity compensation plans	-	-	(389)	38,110	1,286	78,062	-	-	-	116,172
Capital contributions	-	-	-	-	-	-	-	-	74,404	74,404
Redemption of limited partnership units	-	-	835	37,246	(2,105)	(190,482)	-	-	-	(153,236)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Issuance of units related to acquisitions	-	-	-	-	1,031	130,416	-	-	-	130,416
Foreign currency translation gains (losses), net	-	-	-	298,413	-	4,982	-	3,226	(692)	305,929
Unrealized gains on derivative contracts, net	-	-	-	17,073	-	285	-	184	-	17,542
Reallocation of capital	-	-	-	(2,347)	-	133	-	2,214	-	-
Distributions ($2.52 per common unit) and other	-	-	-	(1,872,892)	-	(40,287)	-	(22,233)	(312,534)	(2,247,946)
Balance at December 31, 2021	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Consolidated net earnings	$3,148,590	$1,616,630	$1,701,846
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(148,239)	(126,328)	(98,426)
Equity-based compensation awards	113,028	109,831	97,557
Depreciation and amortization	1,577,942	1,561,969	1,139,879
Earnings from unconsolidated entities, net	(404,255)	(297,370)	(200,178)
Operating distributions from unconsolidated entities	440,034	450,622	346,517
Decrease (increase) in operating receivables from unconsolidated entities	(14,223)	14,670	11,557
Amortization of debt discounts and debt issuance costs, net	8,656	7,859	17,006
Gains on dispositions of development properties and land, net	(817,017)	(464,942)	(467,577)
Gains on other dispositions of investments in real estate, net	(772,570)	(252,195)	(390,241)
Unrealized foreign currency and derivative losses (gains), net	(173,026)	160,739	70,693
Losses on early extinguishment of debt, net	187,453	188,290	16,126
Deferred income tax expense	1,322	744	12,221
Increase in accounts receivable and other assets	(328,511)	(127,619)	(108,165)
Increase in accounts payable and accrued expenses and other liabilities	176,858	94,105	115,219
Net cash provided by operating activities	2,996,042	2,937,005	2,264,034
Investing activities:
Real estate development	(2,639,872)	(1,920,218)	(1,795,137)
Real estate acquisitions	(2,320,448)	(1,239,034)	(1,006,043)
Liberty Transaction, net of cash acquired	-	(29,436)	-
IPT Transaction, net of cash acquired	-	(1,665,359)	-
Tenant improvements and lease commissions on previously leased space	(329,059)	(221,491)	(179,274)
Property improvements	(169,933)	(149,491)	(143,029)
Proceeds from dispositions and contributions of real estate	4,222,290	2,281,940	2,331,623
Investments in and advances to unconsolidated entities	(798,103)	(385,936)	(276,169)
Return of investment from unconsolidated entities	58,275	257,065	389,463
Proceeds from repayment of notes receivable backed by real estate	-	4,312	-
Proceeds from the settlement of net investment hedges	3,305	2,352	23,640
Payments on the settlement of net investment hedges	(16,513)	(9,034)	(30,424)
Net cash used in investing activities	(1,990,058)	(3,074,330)	(685,350)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	743	2,217	6,082
Repurchase and retirement of common units	-	(34,829)	-
Repurchase of preferred units	-	(7,200)	-
Distributions paid on common and preferred units	(1,935,381)	(1,781,482)	(1,396,051)
Noncontrolling interests contributions	74,404	917,092	11,604
Noncontrolling interests distributions	(312,534)	(303,143)	(114,028)
Settlement of noncontrolling interests	-	-	(22,471)
Redemption of common limited partnership units	(153,236)	(116,978)	(87,340)
Tax paid with shares of the Parent withheld	(19,855)	(24,887)	(22,434)
Debt and equity issuance costs paid	(23,318)	(54,204)	(17,656)
Net proceeds from (payments on) credit facilities	323,336	(10,959)	127,566
Repurchase of and payments on debt	(2,560,174)	(6,782,306)	(3,301,827)
Proceeds from the issuance of debt	3,597,690	7,824,517	3,976,956
Net cash used in financing activities	(1,008,325)	(372,162)	(839,599)

Effect of foreign currency exchange rate changes on cash	(39,628)	18,718	5,914
Net increase (decrease) in cash and cash equivalents	(41,969)	(490,769)	744,999
Cash and cash equivalents, beginning of year	598,086	1,088,855	343,856
Cash and cash equivalents, end of year	$556,117	$598,086	$1,088,855

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2021, the Parent owned a 97.32% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.68% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

   Index to Item 15

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

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant nonrecurring transactions, are translated at the rate in effect at the date of the transaction. We translate our share of the net income or loss of our unconsolidated entities at the average exchange rate for the period and significant nonrecurring transactions of the unconsolidated entities are translated at the rate in effect at the date of the transaction.

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income, unless it is intercompany debt that is deemed to be long-term in nature or third-party debt that has been designated as a nonderivative net investment hedge and then the adjustment is recorded as a cumulative translation adjustment in AOCI/L.

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

Lease Intangibles. We determine the portion of the purchase price related to acquired in-place leases as intangible assets and liabilities as follows:

•

Above and Below Market Leases. We recognize an asset or liability for acquired leases with favorable or unfavorable in-place rents as compared to our estimate of current market rents of the applicable markets. The above or below market lease intangibles are valued using a discounted cash flow approach through which we recognize the present value of the difference in cash flows between in-place and market rents. The value is recorded in either Other Assets or Other Liabilities, as appropriate, and is amortized over the remaining term of the respective leases, including any bargain renewal options, to rental revenues.

•

Foregone Rent. We calculate the value of the revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant, in each of the applicable markets. The values are recorded in Other Assets and amortized over the remaining life of the respective leases to amortization expense.

   Index to Item 15

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

Fair Value Measurements on a Recurring Basis. We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. We determine the fair value of our derivative financial instruments using widely accepted valuation techniques. The technique utilized depends on the type of derivative financial instrument being valued, principally foreign currency forwards and interest rate swaps, and involves the contractual term of the derivative, observable market-based inputs and implied volatilities.

We determine the fair values of our interest rate swaps using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments through a discounted cash flow analysis. We base the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves through the contractual term of the debt. We determine the fair values of our foreign currency forwards by comparing the contracted forward exchange rate to the current market exchange rate. We build a foreign exchange forward curve to determine the foreign exchange forward rate that pertains to the specific maturity date. Using this foreign exchange forward rate, spot rates and the interest rate curve of the domestic currency as inputs, we calculate the mark-to-market value of the forward.

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

Fair Value Measurements on a Nonrecurring Basis. Assets measured at fair value on a nonrecurring basis generally consist of real estate assets and investments in unconsolidated entities that were subject to impairment charges due to our evaluation of recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. As discussed below, our analysis of recoverability is primarily triggered based on the shortening of the expected hold period due to our change in intent to sell a property in the near term. We estimate the fair value of our investments based on expected sales prices in the market (Level 2) or by applying the income approach methodology using a discounted cash flow analysis (Level 3).

Fair Value of Financial Instruments. We estimate the fair value of our senior notes for disclosure purposes based on quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimate the fair value of

   Index to Item 15

our credit facilities, term loans, secured mortgage debt and other debt by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3).

Real Estate Assets. Real estate assets are carried at depreciated cost. We capitalize costs incurred in developing, redeveloping and improving real estate assets as part of the investment basis. We expense costs for repairs and maintenance as incurred.

Depreciation and Amortization. We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation on development buildings commences when the asset is ready for its intended use, which we define as the earlier of stabilization (90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 35 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to land leases over the shorter of the estimated life of the building improvement or the contractual term of the underlying land lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term on leases commenced during 2021, based on square feet for all leases, was 62 months.

Capitalization of Costs. During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development; if such costs are incremental and identifiable to a specific activity to ready the asset for its intended use. We capitalize transaction costs related to the acquisition of land for future development and operating properties that qualify as asset acquisitions. We capitalize incremental, third-party costs incurred to successfully originate a lease that result directly from obtaining a lease and would not have been incurred if the lease had not been obtained. Beginning on January 1, 2019, we no longer capitalize internal costs related to our leasing activities and amounts capitalized prior to adoption continue to be amortized in accordance with previously applicable guidance. Leasing costs that meet the requirements for capitalization are presented as a component of Other Assets and all other capitalized costs are included in the investment basis of the real estate assets.

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

At least annually or more frequently given the presence of a triggering event, we measure the recoverability of our assets. We compare the carrying amount of the asset to the fair value based on our intent as follows:

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

Investments in Unconsolidated Entities. We present our investments in certain entities under the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments (including advances) in the balance sheet at our cost, including formation costs and net of deferred gains from the contribution of properties (recognized prior to January 1, 2018), if

   Index to Item 15

applicable. The transaction costs related to the formation of equity method investments are also capitalized. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized and accumulated other comprehensive income or loss, distributions received, contributions made, sales and redemptions of our investments and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

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

Cash and Cash Equivalents. We consider all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions both domestically and internationally. Cash balances may be invested in money market accounts that are not insured. We have not realized any losses of such cash investments or accounts and believe that we are not exposed to any significant credit risk.

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

   Index to Item 15

translation at exchange rates that were different than our expectations. In addition, we may choose to not designate our interest rate swap contracts. If a swap contract is not designated as a hedge, the changes in fair value of these instruments is immediately recognized in earnings within the line item Interest Expense in the Consolidated Statements of Income.

Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income to noncontrolling interests based on the weighted average ownership interest during the period. The net income that is not attributable to us is reflected in the line item Net Earnings Attributable to Noncontrolling Interests. We do not recognize a gain or loss on transactions with a consolidated entity in which we do not own 100% of the equity and recognize the difference between the carrying amount of the noncontrolling interest and the consideration paid or received as additional paid-in-capital.

Certain limited partnership interests, including OP units, are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest and the difference between the carrying value and the fair value of the common stock issued is recorded to additional paid-in-capital.

Revenue Recognition.

Rental Revenues and Recoveries. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers, including common area maintenance, real estate taxes and insurance. Rental expenses recovered through reimbursements received from customers are recognized in Rental Revenues in the Consolidated Statements of Income. We generally record amounts reimbursed by our customers (“rental recoveries”) as revenues in the period that the applicable expenses are incurred. We account for and present rental revenue and rental recoveries as a single component under Rental Revenues as the timing of recognition is the same, the pattern with which we transfer the right of use of the property and related services to the lessee are both on a straight-line basis and our leases qualify as operating leases. We perform credit analyses of our customers prior to the execution of our leases and continue these analyses for each individual lease on an ongoing basis in order to ensure the collectability of rental revenue. We recognize revenue to the extent that amounts are determined to be collectible.

Strategic Capital Revenues. Strategic capital revenues include revenues we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include recurring fees such as asset management and property management fees or transactional fees for leasing, acquisition, development, construction, financing and tax services provided. We recognize these fees as we provide the services or on a cost basis for development fees.

We may also earn incentive returns (“promotes” or “promote revenues”) based on a venture’s cumulative returns over a certain time-period and the returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents, interest rates and foreign currency exchange rates. As these key inputs are highly volatile and out of our control, and such volatility can materially impact our promotes period over period, we recognize promote revenues at the end of the performance period. We generally earn promote revenue directly from third-party investors in the co-investment ventures. We include the third-party investors’ share of promotes in Strategic Capital Revenues.

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

We recognize gains on the disposition of real estate when control transfers to the buyer, generally when consideration and title are exchanged and the risks and rewards of ownership transfer. We recognize losses from the disposition of real estate when known.

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

   Index to Item 15

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

Gains on Other Dispositions of Investments in Real Estate, Net. We present all other gains on sales to third parties or contributions to our unconsolidated entities of primarily operating properties and other real estate transactions as Gains on Other Dispositions of Investments in Real Estate, Net. We also include gains or losses on the remeasurement of equity investments to fair value upon acquisition of a controlling interest and the transaction is considered the acquisition of a business and gains or losses upon the partial redemption or sale of our investment in an unconsolidated entity.

Rental Expenses. Rental expenses principally include the cost of our property management personnel, utilities, repairs and maintenance, property insurance, real estate taxes and the other costs of managing our properties. Beginning January 1, 2019, certain indirect costs, such as salaries and related costs for employees working on leasing activities for our properties are now expensed through Rental Expenses. We are also a lessee of land under leases which generally meet the criteria to be accounted for as operating leases.

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

   Index to Item 15

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

Environmental Costs. We incur certain environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We expense costs incurred in connection with operating properties and properties previously sold. We capitalize costs related to undeveloped land as development costs and record any expected future environmental liabilities at the time of acquisition. We maintain a liability for the estimated costs of environmental remediation expected to be incurred in connection with undeveloped land, acquired operating properties and properties previously sold that we adjust as appropriate as information becomes available.

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

The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and we elected to adopt the ASU over time as our reference rate reform activities occurred. In reliance on the relief, we modified certain of our Japanese yen term loans ($955.6 million at December 31, 2021) and our available commitments in British pound sterling and Japanese yen on our global senior credit facilities and Japanese revolver associated with the GBP LIBOR and Yen LIBOR rates prior to December 31, 2021. We did not modify any derivative financial instruments, as none were impacted by this ASU at December 31, 2021. There were no other changes to the contracts other than the base rate from GBP LIBOR and Yen LIBOR to their alternative reference rates of SONIA and TIBOR, respectively, and therefore there was no material impact on our Consolidated Financial Statements due to the adoption of the ASU.

NOTE 3. LIBERTY TRANSACTION

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

   Index to Item 15

Under acquisition accounting, the total purchase price was allocated to the Liberty real estate properties and related lease intangibles on a relative fair value basis. All other assets acquired and liabilities assumed, including debt, and real estate assets that we do not intend to operate long-term were recorded at fair value as follows (in millions):

Net investments in real estate	$12,636
Intangible assets, net of intangible liabilities	491
Cash and other assets	233
Debt	(2,845)
Accounts payable, accrued expenses and other liabilities	(383)
Noncontrolling interests	(1)
Total purchase price, including transaction costs	$10,131

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2021	2020	2021	2020	2021	2020
Operating properties:
Buildings and improvements	444,413	441,336	2,310	2,261	$32,159,514	$31,489,943
Improved land					12,294,246	12,017,676
Development portfolio, including land costs:
Prestabilized	6,325	6,076	16	24	710,091	553,266
Properties under development	28,638	22,004	83	61	2,019,249	1,329,345
Land (1)					2,519,590	1,606,358
Other real estate investments (2)					3,302,500	3,387,740
Total investments in real estate properties					53,005,190	50,384,328
Less accumulated depreciation					7,668,187	6,539,156
Net investments in real estate properties					$45,337,003	$43,845,172

(1)	At December 31, 2021 and 2020, our land was comprised of 6,227 and 5,304 acres, respectively.

(2)

Included in other real estate investments were: (i) non-strategic real estate assets acquired that we do not intend to operate long-term; (ii) real estate assets that we intend to redevelop into industrial properties; (iii) land parcels we own and lease to third parties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

At December 31, 2021, we had investments in real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Liberty Transaction as discussed in Note 3, for the years ended December 31 (dollars and square feet in thousands):

	2021 (1)	2020 (2)	2019
Number of operating properties	31	150	22
Square feet	6,760	21,874	1,405
Acquisition cost of net investments in real estate, excluding land (3)	$1,590,457	$2,820,692	$633,923

Acres of land	2,684	830	1,269
Acquisition cost of land	$1,452,686	$439,773	$440,892

(1)	In 2021, we acquired additional ownership interest in unconsolidated other ventures from our partners and began consolidating the real estate assets.

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

   Index to Item 15

(3)

The acquisition cost of net investments in real estate includes other real estate investments of $525.5 million, $206.1 million and $302.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. Other real estate investments are not included in the number of operating properties and square feet.

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties for the years ended December 31 (dollars and square feet in thousands):

	2021	2020	2019
Dispositions of development properties and land, net (1)
Number of properties	41	41	31
Square feet	16,482	14,482	10,027
Net proceeds	$2,629,750	$1,693,557	$1,533,055
Gains on dispositions of development properties and land, net	$817,017	$464,942	$467,577

Other dispositions of investments in real estate, net (2)(3)
Number of properties	97	61	66
Square feet	20,806	10,562	15,816
Net proceeds	$2,536,622	$1,264,692	$1,492,212
Gains on contributions and dispositions, net	$772,570	$252,195	$255,219
Gains on partial redemptions of investment in an unconsolidated co-investment venture (4)	$-	$-	$135,022
Total gains on other dispositions of investments in real estate, net	$772,570	$252,195	$390,241

(1)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)	In 2021, we sold our ownership interest in an unconsolidated other venture.

(3)

In 2019, we formed Prologis Brazil Logistics Venture (“PBLV”), a Brazilian unconsolidated co-investment venture, with one partner. We contributed an initial portfolio of real estate properties to PBLV consisting of 14 operating properties totaling 6.9 million square feet and 371 acres of land. We received cash proceeds and units for our 20% equity interest.

(4)	In 2019, we redeemed a portion of our investment in a European unconsolidated co-investment venture.

Leases

As a Lessor

We lease our operating properties to customers under agreements that are classified primarily as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Our weighted average lease term remaining was 51 months based on square feet for all leases in effect at December 31, 2021.

The following table summarizes the minimum lease payments due from our customers on leases for space in our operating properties, prestabilized and under development properties, other real estate investments and assets held for sale or contribution at December 31, 2021 (in thousands):

2022	$3,160,098
2023	2,990,115
2024	2,605,766
2025	2,223,715
2026	1,791,256
Thereafter	6,462,209
Total	$19,233,159

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

   Index to Item 15

As a Lessee

We had approximately 120 and 130 land and office space leases in which we were the lessee at December 31, 2021 and 2020, respectively, which primarily qualify as operating leases with remaining lease terms of 1 to 88 years at December 31, 2021. Our lease liabilities were $448.4 million and $487.0 million at December 31, 2021 and 2020, respectively.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, for leases that had commenced at December 31, 2021, with amounts discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (in thousands):

2022	$49,740
2023	47,453
2024	46,823
2025	43,293
2026	30,708
Thereafter	580,056
Total undiscounted rental payments	798,073
Less imputed interest	349,628
Total lease liabilities	$448,445

The weighted average remaining lease term for these leases was 28 and 34 years at December 31, 2021 and 2020, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.2% and 3.4% at December 31, 2021 and 2020, respectively. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease was denominated.

NOTE 5. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset management and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are related parties and accounted for using the equity method of accounting. See Note 11 for more detail regarding our consolidated investments that are not wholly owned.

We also have investments in other ventures, generally with one partner, which we account for using the equity method. We refer to our investments in both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to unconsolidated entities at December 31 (in thousands):

	2021	2020
Unconsolidated co-investment ventures	$7,825,455	$6,685,567
Other ventures (1)	785,503	916,447
Total	$8,610,958	$7,602,014

(1)

In 2021, we acquired additional ownership interest in unconsolidated other ventures from our partners and began consolidating the real estate assets. We also sold our ownership interest in an unconsolidated other venture.

   Index to Item 15

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2021	2020	2021	2020
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”)	27.0%	25.6%	$2,393,232	$1,885,467
FIBRA Prologis (1)	47.3%	46.8%	694,590	691,204
Prologis European Logistics Partners Holding Sàrl (“PELP”) (2) (3)	50.0%	50.0%	2,097,332	1,687,749
Prologis European Logistics Fund (“PELF”) (3)	23.8%	24.3%	1,605,253	1,401,355
Prologis UK Logistics Venture (“UKLV”) (2) (3)	15.0%	15.0%	9,243	63,228
Nippon Prologis REIT, Inc. (“NPR”) (4)	15.1%	15.1%	684,029	643,663
Prologis China Core Logistics Fund, LP (“PCCLF”)	15.3%	15.8%	75,922	81,581
Prologis China Logistics Venture I, LP, II, LP and III, LP (“Prologis China Logistics Venture”) (2)	15.0%	15.0%	120,283	111,406
Prologis Brazil Logistics Venture (“PBLV”) and other joint ventures (2)	20.0%	20.0%	145,571	119,914
Total			$7,825,455	$6,685,567

(1)

At December 31, 2021, we owned 404.6 million units of FIBRA Prologis that had a closing price of Ps 56.83 ($2.77) per unit on the Mexican Stock Exchange. We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(2)	We have one partner in each of these co-investment ventures.

(3)

In December 2021, UKLV sold its operating properties to our unconsolidated co-investment ventures, PELF and PELP, and its land to us and recognized the related gains upon disposition. At December 31, 2021, there is a $9.2 million outstanding receivable balance anticipated to be paid in the first quarter of 2022.

(4)

At December 31, 2021, we owned 0.4 million units of NPR that had a closing price of ¥407,000 ($3,536) per share on the Tokyo Stock Exchange. For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR if we determine the properties meet NPR’s investment objectives.

At December 31, 2021 and 2020, we had receivables from NPR of $175.2 million and $160.3 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties previously contributed to NPR. We have a corresponding payable to NPR’s customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

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

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures for the years ended December 31 (in thousands):

	2021	2020	2019
Recurring fees	$395,765	$318,423	$266,615
Transactional fees	78,552	65,804	57,334
Promote revenue	77,199	239,268	165,635
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$551,516	$623,495	$489,584

(1)	These amounts exclude strategic capital revenues from other ventures.

   Index to Item 15

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures at December 31 and for the years ended December 31 (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Key property information:
Ventures	1	1	2	2	2	3	3	3	8	9
Operating properties	732	706	254	229	818	768	203	167	2,007	1,870
Square feet	122	117	56	51	198	185	82	67	458	420

Financial position:
Total assets ($)	11,619	10,840	3,349	3,023	18,373	16,918	10,746	10,209	44,087	40,990
Third-party debt ($)	3,069	3,129	1,052	854	3,737	4,002	4,157	3,831	12,015	11,816
Total liabilities ($)	3,717	3,722	1,116	898	5,619	5,607	4,685	4,389	15,137	14,616

Our investment balance ($) (2)	2,393	1,886	840	811	3,712	3,152	880	837	7,825	6,686
Our weighted average ownership (3)	27.0%	25.6%	40.8%	40.8%	30.9%	30.0%	15.1%	15.2%	26.9%	26.1%

	U.S.			Other Americas (1)			Europe			Asia			Total
Operating Information:	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
For the years ended:
Total revenues ($)	1,039	946	738	321	278	266	1,387	1,208	1,099	653	584	514	3,400	3,016	2,617
Net earnings ($)	312	169	128	120	91	91	1,070	390	311	160	255	49	1,662	905	579

Our earnings from unconsolidated co-investment ventures, net ($)	82	46	38	43	34	32	214	121	102	27	39	10	366	240	182

(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2021 and 2020, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($559.7 million and $589.3 million, respectively); (ii) recording additional costs associated with our investment in the venture ($96.6 million and $101.5 million, respectively); (iii) receivables, principally for fees and promotes ($149.5 million and $165.6 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to NPR, as discussed above.

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

At December 31, 2021, our outstanding equity commitments were $312.5 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2022 to 2028 if they have not been previously called.

   Index to Item 15

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2021 and 2020. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following at December 31 (dollars and square feet in thousands):

	2021	2020 (1)
Number of operating properties	14	66
Square feet	5,486	12,923
Total assets held for sale or contribution	$669,688	$1,070,724
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$10,631	$16,214

(1)	At December 31, 2020, Assets Held for Sale or Contribution included certain properties acquired through the Liberty Transaction and the IPT Transaction that were subsequently sold during 2021.

NOTE 7. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets, net of amortization and depreciation, and other liabilities, net of amortization, if applicable, at December 31 (in thousands):

	2021	2020
Rent leveling	$578,960	$488,828
Acquired lease intangibles	552,517	726,821
Leasing commissions	520,778	425,995
Lease right-of-use assets (1)	459,364	492,801
Accounts receivable	424,240	189,356
Prepaid assets	153,591	138,726
Value added taxes receivable	133,034	146,270
Fixed assets	118,044	117,700
Derivative assets	91,047	1,667
Other notes receivable	35,970	44,751
Management contracts	12,282	13,610
Deferred income taxes	8,926	5,592
Other	223,701	156,892
Total other assets	$3,312,454	$2,949,009

Lease liabilities (1)	$448,445	$486,972
Tenant security deposits	373,432	342,627
Acquired lease intangibles	198,894	197,807
Unearned rents	164,669	152,536
Income tax liabilities	105,537	86,210
Environmental liabilities	86,920	69,930
Indemnification liability	44,416	45,129
Deferred income	21,699	15,437
Value added taxes payable	17,556	23,959
Liabilities associated with assets held for sale or contribution	10,631	16,214
Derivative liabilities	9,675	36,482
Other	294,315	274,674
Total other liabilities	$1,776,189	$1,747,977

(1)	For the amortization of the future minimum rental payments into rental expense and G&A expense on our land and office leases, respectively, refer to Note 4.

   Index to Item 15

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles above) into amortization expense and above and below market leases (included in acquired lease intangibles above) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2021 (in thousands):

	Amortization Expense	Net Decrease (Increase) to Rental Revenues
2022	$241,588	$(53,070)
2023	192,651	24,397
2024	151,053	56,904
2025	117,190	75,823
2026	87,226	72,319
Thereafter	199,398	287,882
Total	$989,106	$464,255

NOTE 8. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt at December 31 (dollars in thousands):

	2021			2020
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (2)	Outstanding (3)	Interest Rate (1)	Term (2)	Outstanding (3)
Credit facilities	0.8%	1.6	$491,393	0.8%	2.0	$171,794
Senior notes (4)	1.7%	11.6	14,981,690	2.0%	11.2	14,275,870
Term loans and unsecured other	0.5%	4.2	1,825,195	0.9%	5.6	1,764,311
Secured mortgage (5)	5.1%	4.7	416,776	3.1%	3.0	637,101
Total	1.6%	10.4	$17,715,054	1.9%	10.2	$16,849,076

(1)

The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average term represents the remaining maturity in years on the debt outstanding at period end.

(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances at December 31 were borrowings denominated in the following currencies:

	2021			2020
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,376,807	7.8%	2.2%	$1,019,480	6.1%
Canadian dollar	2.7%	283,773	1.6%	2.7%	285,708	1.7%
Euro	1.0%	7,408,407	41.8%	1.4%	6,549,676	38.8%
Japanese yen	0.9%	2,878,542	16.2%	0.8%	2,877,247	17.1%
U.S. dollar	2.6%	5,767,525	32.6%	2.8%	6,116,965	36.3%
Total	1.6%	$17,715,054	100.0%	1.9%	$16,849,076	100.0%

(4)	Senior notes are due from February 2022 to June 2061 with effective interest rates ranging from -0.2% to 4.5% at December 31, 2021.

(5)

Secured mortgage debt is due from October 2022 to September 2033 with effective interest rates ranging from 3.3% to 7.8% at December 31, 2021. The debt was principally secured by 90 operating properties and 1 land parcel with an aggregate undepreciated cost of $1.4 billion at December 31, 2021.

Credit Facilities

We have a global senior credit facility (the “2019 Global Facility”) under which we may draw in British pound sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion (subject to currency fluctuations). In April 2021, we entered into a second global senior credit facility (the “2021 Global Facility”) under which we may draw in Canadian dollars, euro, British pound sterling, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $1.0 billion (subject to currency fluctuations). The 2019 Global Facility is scheduled to initially mature in January 2023 and the 2021 Global Facility in April 2024;

   Index to Item 15

however, we may extend the maturity date for both facilities by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the 2019 Global Facility to $4.5 billion and the 2021 Global Facility to $2.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($477.8 million at December 31, 2021). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($651.5 million at December 31, 2021), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2019 Global Facility, the 2021 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Liquidity

The following table summarizes information about our available liquidity (dollars in millions):

	2021	2020	2019
For the years ended December 31:
Weighted average daily interest rate	1.3%	1.1%	1.5%
Weighted average daily borrowings	$60	$109	$85
Maximum borrowings outstanding at any month-end	$491	$727	$257
At December 31:
Aggregate lender commitments
Credit Facilities	$4,940	$4,119	$3,946
Less:
Borrowings outstanding	491	172	184
Outstanding letters of credit	7	24	36
Current availability	$4,442	$3,923	$3,726
Available term loans	-	250	500
Cash and cash equivalents	556	598	1,089
Total liquidity	$4,998	$4,771	$5,315

Senior Notes

The senior notes are unsecured and our obligations are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. The majority of the senior notes are redeemable at any time at our option, subject to certain prepayment penalties. Such repurchase and other terms are governed by the provisions of indenture agreements, various note purchase agreements or trust deeds. The following table summarizes the issuances and redemptions of senior notes during 2021 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
February	€1,350,000	$1,639,305	0.7%	14.3	February 2032 – 2041
February	$400,000	$400,000	1.6%	10.1	March 2031
June	¥65,000,000	$587,441	0.8%	15.4	June 2028 – 2061
December	£215,000	$284,455	2.0%	17.7	December 2033 – 2041
Total		$2,911,201	1.0%	14.2

	Aggregate Principal		Redemption Date Weighted Average
Redemption Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
March	€599,514	$715,700	3.4%	3.0	February 2024
March	$750,000	$750,000	3.8%	4.7	November 2025
Total		$1,465,700	3.6%	3.8

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance or redemption date.

   Index to Item 15

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance or redemption date.

In 2021, we used the net proceeds from the issuance of the senior notes to fund the senior note redemptions, repay other indebtedness and for general corporate purposes.

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

We recognized $187.5 million, $188.3 million and $16.1 million of losses on the early extinguishment of debt in 2021, 2020 and 2019, respectively. The losses during 2021 and 2020 were driven by the redemption of certain higher interest rate senior notes before their stated maturity. We redeemed $1.5 billion of senior notes in 2021, with stated maturities of 2024 and 2025, and $2.6 billion of senior notes in 2020, with stated maturities between 2021 and 2024. The losses in 2020 included the extinguishment of debt assumed in the Liberty Transaction and the IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt.

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Issuance Date	Lender Commitment at 2021		Amount Outstanding at 2021	Amount Outstanding at 2020	Interest Rate	Maturity Date
			Borrowing Currency	USD	USD	USD
2017 Term Loan (1)	USD, EUR, JPY and GBP	June 2014	$500,000	$500,000	$-	$250,000	LIBOR + 0.9%	May 2021
2015 Canadian Term Loan	CAD	December 2015	$170,506	$134,173	134,173	133,837	CDOR + 0.9%	February 2023
March 2017 Yen Term Loan	JPY	March 2017	¥12,000,000	$104,243	104,243	116,414	0.9% and 1.0%	March 2027 – 2028
October 2017 Yen Term Loan	JPY	October 2017	¥10,000,000	$86,869	86,869	97,012	0.9%	October 2032
December 2018 Yen Term Loan	JPY	December 2018	¥20,000,000	$173,738	173,738	194,023	1.2% and TIBOR + 0.7%	December 2031 – June 2033
January 2019 Yen Term Loan	JPY	January 2019	¥15,000,000	$130,304	130,304	145,517	TIBOR + 0.5% to 0.6%	January 2028 – 2030
March 2019 Yen Term Loan	JPY	March 2019	¥85,000,000	$738,388	738,388	824,599	TIBOR + 0.4%	March 2026
Subtotal					1,367,715	1,761,402
Debt issuance costs, net					(5,169)	(7,385)
Total term loans					$1,362,546	$1,754,017

(1)

In April 2021, the multi-currency term loan (“2017 Term Loan”) was terminated, the outstanding balance paid down and the interest rate swap contracts associated with the outstanding balance of $250.3 million were settled.

Other Debt

In December 2021, we entered into a loan for €400.0 million ($453.0 million at December 31, 2021) with an interest rate of -0.5% and a maturity of June 2022.

   Index to Item 15

Long-Term Debt Maturities

Scheduled principal payments due on our debt for each year through the period ended December 31, 2026, and thereafter were as follows at December 31, 2021 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2022 (1)	$-	$509,670	$462,649	$13,422	$985,741
2023 (2)	265,818	-	134,173	35,999	435,990
2024 (3)	225,575	-	-	135,510	361,085
2025	-	43,435	-	144,784	188,219
2026	-	966,179	738,388	3,466	1,708,033
Thereafter	-	13,536,089	495,154	74,629	14,105,872
Subtotal	491,393	15,055,373	1,830,364	407,810	17,784,940
Premiums (discounts), net	-	2,548	-	10,544	13,092
Debt issuance costs, net	-	(76,231)	(5,169)	(1,578)	(82,978)
Total	$491,393	$14,981,690	$1,825,195	$416,776	$17,715,054

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)	Included in the 2023 maturities is the 2019 Global Facility that can be extended until 2024.

(3)	Included in the 2024 maturities is the 2021 Global Facility that can be extended until 2025.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2021	2020	2019
Gross interest expense	$299,115	$348,427	$271,451
Amortization of debt discounts (premiums), net	(7,478)	(6,741)	3,713
Amortization of debt issuance costs, net	16,134	14,600	13,293
Interest expense before capitalization	$307,771	$356,286	$288,457
Capitalized amounts	(41,543)	(41,779)	(48,504)
Net interest expense	$266,228	$314,507	$239,953
Total cash paid for interest, net of amounts capitalized	$278,861	$309,390	$214,375

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at December 31, 2021 were subject to certain financial covenants under their related documents. At December 31, 2021, we were in compliance with all of our financial debt covenants.

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

NOTE 9. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2021, 2.1 billion shares were authorized to be issued by the Parent, of which 2.0 billion shares represent common stock and 0.1 billion shares represent preferred stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

   Index to Item 15

Common Stock

Our at-the-market program allows us to sell up to $1.5 billion in aggregate gross sales proceeds of shares of common stock through twenty designated agents. These agents earn a fee of up to 2% of the gross sales price per share of common stock as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under this program.

On February 4, 2020, we issued 106.7 million common shares in the Liberty Transaction. See Note 3 for more detail on this transaction.

Under the 2020 Long-Term Incentive Plan, certain of our employees and outside directors are able to participate in equity-based compensation plans. See Note 12 for additional information on equity-based compensation plans.

Share Purchase Program

We have a share purchase program for the repurchase of outstanding shares of our common stock on the open market or in privately negotiated transactions for an aggregate purchase price of up to $1.0 billion. In 2020, we repurchased and retired 0.5 million shares of common stock for an aggregate price of $34.8 million at a weighted average price of $64.66 per share on the open market.

Preferred Stock

In 2020, we repurchased approximately 0.1 million shares of Series Q preferred stock and recognized a loss of $2.3 million, which primarily represented the difference between the repurchase price and the carrying value of the preferred stock, net of original issuance costs.

At December 31, 2021 and 2020 our Series Q preferred stock outstanding had a dividend rate of 8.54% and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

Ownership Restrictions

For us to qualify as a REIT, five or fewer individuals may not own more than 50% of the value of our outstanding stock at any time during the last half of our taxable year. Therefore, our charter restricts beneficial ownership (or ownership generally attributed to a person under the REIT rules), by a person, or persons acting as a group, of issued and outstanding common and preferred stock that would cause that person to own or be deemed to own more than 9.8% (by value or number of shares, whichever is more restrictive) of our issued and outstanding common stock. Furthermore, subject to certain exceptions, no person shall at any time directly or indirectly acquire ownership of more than 25% of any of the preferred stock. These provisions assist us in protecting and preserving our REIT status and protect the interests of stockholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares of stock.

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

The taxability of our dividends for the years ended December 31, 2021, 2020 and 2019 are presented below. The taxability of dividends paid in 2021 was based on management’s estimates as our tax return for the year ended December 31, 2021 has not been filed. As the statute of limitations is generally three years, our tax returns for certain years remain subject to examination and consequently the taxability of the dividends is subject to change.

   Index to Item 15

In 2021, 2020 and 2019, we paid all of our dividends in cash.

The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2021 (1)	2020	2019
Common Stock:
Ordinary income	$2.45	$2.12	$2.08
Qualified dividend	0.00	0.00	0.00
Capital gains	0.07	0.20	0.04
Total distribution	$2.52	$2.32	$2.12
Preferred Stock – Series Q:
Ordinary income	$4.15	$3.96	$4.00
Qualified dividend	0.01	0.02	0.01
Capital gains	0.11	0.29	0.26
Total dividend	$4.27	$4.27	$4.27

(1)	Taxability for 2021 is estimated.

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

On February 4, 2020, we issued 2.3 million common limited partnership units in the OP in the Liberty Transaction. See Note 3 for more detail on this transaction. Additionally, we issued 1.0 million limited partnership units to our partner as partial consideration for the acquisition of additional ownership interest in an unconsolidated other venture in 2021 and 0.5 million limited partnership units as partial consideration for the acquisition of other properties in 2020.

We issued Class A Units in the OP through an acquisition of a portfolio of properties in 2015. The Class A Units generally have the same rights as the existing common limited partnership units of the OP, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units receive a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2021 and 2020, the Class A Units were convertible into 8.0 million common limited partnership units. The OP may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common limited partnership units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common limited partnership units. Distributions paid to the Class A Units were $2.58660 annually during the years ended December 31, 2021, 2020 and 2019.

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

   Index to Item 15

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

The following table summarizes these entities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2021	2020	2021	2020	2021	2020	2021	2020
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,264,337	$3,385,110	$7,397,195	$7,663,800	$147,545	$145,131
Other consolidated entities (1)	various	various	133,201	98,416	1,453,236	1,066,129	162,598	73,987
Prologis, L.P.			3,397,538	3,483,526	8,850,431	8,729,929	310,143	219,118
Limited partners in Prologis, L.P. (2)(3)			917,799	869,507	-	-	-	-
Prologis, Inc.			$4,315,337	$4,353,033	$8,850,431	$8,729,929	$310,143	$219,118

(1)

Includes our two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2021 and 2020 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)

We had 8.6 million Class A Units at December 31, 2021 and 2020 that were convertible into 8.0 million limited partnership units of the OP at the end of each year. See Note 10 for further discussion of our Class A Units.

(3)

There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 8.4 million and 8.2 million shares of the Parent’s common stock, at December 31, 2021 and 2020, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 4.0 million and 3.9 million at December 31, 2021 and 2020, respectively. See further discussion of LTIP Units in Note 12.

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

The awards have been issued under the following components of our equity-based compensation plans and programs at December 31, 2021: (i) POP; (ii) Prologis Promote Plan (“PPP”); (iii) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iv) annual bonus exchange program. Under all of these components, certain employees may elect to receive their equity award payout either in the form of RSUs or other equity of the Parent or LTIP Units of the OP.

At December 31, 2021, we had 33.8 million shares reserved or available for issuance, including 4.6 million shares of common stock to be issued upon vesting of awards previously granted and 23.2 million shares of common stock remaining available for future issuance under equity compensation plans. Each LTIP Unit and POP LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

   Index to Item 15

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

We granted participation points for the 2021 – 2023 performance period in January 2021, as discussed in the table below. The 2021 – 2023 performance period has an absolute maximum cap of $100 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement.

Each participant is eligible to receive a percentage of the total compensation pool based on the number of participation points allocated to the participant, or in the case of certain executive officers, a set percentage of the compensation pool. If the performance criteria are met, the participants’ points or compensation pool percentage will be paid in the form of common stock, restricted stock units or POP LTIP Units, as elected by the participant. Annually, a participant may exchange their participation points or compensation pool percentage for POP LTIP Units. If the performance criteria are not met, the participants’ points, compensation pool percentage and POP LTIP Units will be forfeited.

At December 31, 2021, all awards were equity classified. The initial valuation was calculated using a Monte Carlo valuation model.

The following table details the assumptions used for each grant based on the year it was granted (dollars in thousands):

	2021	2020	2019
Risk free interest rate	0.2%	1.7%	2.6%
Prologis expected volatility	32.0%	19.0%	23.0%
MSCI US REIT Index expected volatility	29.0%	13.0%	17.0%
Aggregate fair value	$30,300	$28,800	$21,200

Total remaining compensation cost related to the POP at December 31, 2021, was $60.8 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2030, with a weighted average period of 3.2 years.

The performance criteria were met for the 2019 – 2021, 2018 – 2020, 2017 – 2019 and 2016 – 2018 performance periods at the end of the initial three-year performance period, which resulted in awards being earned in January 2022, 2021, 2020 and 2019, respectively, in the form of the awards listed below. See below for details on these performance periods (dollars, shares and units in thousands, except average price):

	2019 – 2021	2018 – 2020	2017 – 2019 (1)	2016 – 2018 (1)
Performance pool	$100,000	$100,000	$119,753	$114,950
Common stock shares	34	61	384	489
Restricted stock units	134	242	-	-
POP LTIP Units and LTIP Units	426	701	804	1,082
Average price used to determine number of awards	$168.37	$99.67	$100.79	$73.20

(1)

These performance period amounts include awards earned subsequent to the initial three-year performance period. One-third of the remaining compensation pool in excess of the $75 million aggregate initial award amounts can be earned at the end of each of the three years following the end of the initial three-year performance period if our performance meets or exceeds the MSCI US REIT Index at the end of each of such three years.

The tables below include POP awards that were earned but are unvested while any vested awards are reflected within the Consolidated Statements of Equity and Capital. The initial grant date fair value derived using a Monte Carlo valuation model was used in determining the grant date fair value per unit in the award tables below.

   Index to Item 15

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

Annual Bonus Exchange Program

Under our bonus exchange program, generally all our employees may elect to receive all or a portion of their annual cash bonus in equity. Equity awards granted through the bonus exchange are valued at a premium to the cash bonus exchanged and vest over three years, excluding certain executive officers. As certain executive officers do not receive a bonus exchange premium for participating in the bonus exchange program, the equity they receive upon exchange for their cash bonuses does not have a vesting period.

Summary of Award Activity

RSUs

Each RSU represents the right to receive one share of common stock of the Parent.

The following table summarizes the activity for RSUs for the year ended December 31, 2021 (units in thousands):

	Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	986	$80.32
Granted (1)	826	90.24
Vested and distributed	(414)	78.82
Forfeited	(161)	77.08
Balance at December 31, 2021	1,237	$87.87

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

The fair value of stock awards granted and vested was $74.5 million and $32.6 million for 2021, respectively, and $45.8 million and $36.0 million for 2020, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding, excluding POP, at December 31, 2021, was $63.3 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2025, with a weighted average period of 1.4 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock or cash at our option.

   Index to Item 15

The following table summarizes the activity for LTIP Units for the year ended December 31, 2021 (units in thousands):

	Unvested LTIP Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	3,052	$66.50
Granted (1)	1,337	64.77
Forfeited	(51)	55.66
Vested LTIP Units	(1,021)	80.55
Balance at December 31, 2021	3,317	$61.65

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

The fair value of unit awards granted and vested, excluding POP awards, was $86.6 million and $82.2 million for 2021, respectively, and $105.1 million and $69.3 million for 2020, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units, excluding POP, at December 31, 2021, was $121.2 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2025, with a weighted average period of 1.3 years.

Other Plans

In 2020, the Prologis 401(k) Plan (the “401(k) Plan”) was amended to provide for a new matching employer contribution of $0.50 for every dollar contributed by an employee, up to 12% of the employee’s annual compensation (within the statutory compensation limit). The matching employer contribution was previously up to 6% of the employee’s annual compensation. In the 401(k) Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $5.8 million, $5.9 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching within this plan in the three-year period ended December 31, 2021.

NOTE 13. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2021	2020	2019
Domestic	$2,208,168	$1,030,609	$981,188
International	1,114,680	716,479	795,175
Earnings before income taxes	$3,322,848	$1,747,088	$1,776,363

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2021	2020	2019
Current income tax expense:
U.S. federal	$58,906	$48,440	$3,232
International	103,488	65,720	41,855
State and local	10,542	15,554	17,209
Total current income tax expense	172,936	129,714	62,296

Deferred income tax expense (benefit):
U.S. federal	2,895	(2,464)	(208)
International	(1,573)	3,208	12,429
Total deferred income tax expense	1,322	744	12,221
Total income tax expense	$174,258	$130,458	$74,517

   Index to Item 15

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

During the years ended December 31, 2021, 2020 and 2019, cash paid for income taxes, net of refunds, was $148.7 million, $100.7 million and $62.1 million, respectively.

Deferred Income Taxes

The deferred income tax expense recognized in 2021, 2020 and 2019 was primarily due to changes in temporary differences and utilization of NOLs.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2021	2020
Gross deferred income tax assets:
NOL carryforwards	$272,713	$297,900
Basis difference – real estate properties	99,984	59,259
Basis difference – equity investments	8,462	-
Section 163(j) interest limitation	1,599	1,486
Capital loss carryforward	14,238	16,845
Other – temporary differences	10,027	4,122
Total gross deferred income tax assets	407,023	379,612
Valuation allowance	(337,587)	(326,706)
Gross deferred income tax assets, net of valuation allowance	69,436	52,906
Gross deferred income tax liabilities:
Basis difference – real estate properties	104,292	79,230
Basis difference – equity investments	30,276	31,995
Other – temporary differences	949	999
Total gross deferred income tax liabilities	135,517	112,224
Net deferred income tax liabilities	$66,081	$59,318

At December 31, 2021, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$80,467	$656,532	$195,591	$89,531	$38,815
Tax-effected NOL carryforward	20,298	167,334	61,483	14,315	9,283
Valuation allowance	17,168	161,178	61,483	13,842	9,283
Net deferred tax asset – NOL carryforward	$3,130	$6,156	$-	$473	$-
Expiration periods	2022 – 2041	2022 – indefinite	2022 – 2032	2022 – 2031	2022 – indefinite

The deferred tax asset valuation allowance at December 31, 2021, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2021, 2020 and 2019, we believe that we had complied with the REIT requirements of the IRC. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2018 and thereafter. Liabilities or any related settlements for uncertain tax positions for the years ended December 31, 2021, 2020 and 2019 were not material to our Consolidated Financial Statements.

   Index to Item 15

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

The computation of our basic and diluted earnings per share and unit for the years ended December 31 was as follows (in thousands, except per share and unit amounts):

Prologis, Inc.	2021	2020	2019
Net earnings attributable to common stockholders – Basic	$2,933,571	$1,473,122	$1,566,950
Net earnings attributable to exchangeable limited partnership units (1)	82,092	41,938	46,986
Adjusted net earnings attributable to common stockholders – Diluted	$3,015,663	$1,515,060	$1,613,936

Weighted average common shares outstanding – Basic	739,363	728,323	630,580
Incremental weighted average effect on exchange of limited partnership units (1)	20,913	20,877	19,154
Incremental weighted average effect of equity awards	4,486	5,214	5,169
Weighted average common shares outstanding – Diluted (2)	764,762	754,414	654,903

Net earnings per share attributable to common stockholders:
Basic	$3.97	$2.02	$2.48
Diluted	$3.94	$2.01	$2.46

Prologis, L.P.	2021	2020	2019
Net earnings attributable to common unitholders	$3,015,363	$1,514,743	$1,613,615
Net earnings attributable to Class A Units	(31,758)	(16,262)	(20,454)
Net earnings attributable to common unitholders – Basic	2,983,605	1,498,481	1,593,161
Net earnings attributable to Class A Units	31,758	16,262	20,454
Net earnings attributable to exchangeable other limited partnership units	300	317	321
Adjusted net earnings attributable to common unitholders – Diluted	$3,015,663	$1,515,060	$1,613,936

Weighted average common partnership units outstanding – Basic	751,973	740,860	641,128
Incremental weighted average effect on exchange of Class A Units	8,004	8,041	8,231
Incremental weighted average effect on exchange of other limited partnership units	299	299	375
Incremental weighted average effect of equity awards of Prologis, Inc.	4,486	5,214	5,169
Weighted average common units outstanding – Diluted (2)	764,762	754,414	654,903

Net earnings per unit attributable to common unitholders:
Basic	$3.97	$2.02	$2.48
Diluted	$3.94	$2.01	$2.46

(1)

Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding for the years ended December 31 consisted of the following:

	2021	2020	2019
Class A Units	8,004	8,041	8,231
Other limited partnership units	299	299	375
Equity awards	6,719	7,798	7,933
Prologis, L.P.	15,022	16,138	16,539
Common limited partnership units	12,610	12,537	10,548
Prologis, Inc.	27,632	28,675	27,087

   Index to Item 15

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets at December 31 (in thousands):

	2021		2020
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$664	$-	$620	$66
British pound sterling	5,361	3,492	174	7,589
Canadian dollar	2,856	1,790	80	5,827
Chinese renminbi	-	550	-	717
Euro	40,484	136	73	6,247
Japanese yen	23,341	-	720	1,604
Swedish krona	3,773	201	-	2,355

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	9,158	2,683	-	2,081
Canadian dollar	5,410	823	-	9,847

Interest rate swaps
Cash flow hedges
Euro	-	-	-	9
U.S. dollar	-	-	-	140
Total fair value of derivatives	$91,047	$9,675	$1,667	$36,482

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2021							2020							2019
	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	SEK	Other	Total
Notional amounts at January 1 ($)	163	474	207	252	38	28	1,162	120	581	178	182	31	15	1,107	55	314	118	177	-	5	669
New contracts ($)	225	437	308	76	64	27	1,137	88	1,314	364	154	37	48	2,005	201	619	1,111	85	31	524	2,571
Matured, expired or settled contracts ($)	(213)	(162)	(132)	(78)	(17)	(35)	(637)	(45)	(1,421)	(335)	(84)	(30)	(35)	(1,950)	(136)	(352)	(1,051)	(80)	-	(514)	(2,133)
Notional amounts at December 31 ($)	175	749	383	250	85	20	1,662	163	474	207	252	38	28	1,162	120	581	178	182	31	15	1,107

Weighted average forward rate at December 31	1.26	1.22	1.20	103.14	9.28			1.32	1.23	1.32	102.66	8.64			1.32	1.13	1.32	103.39	9.42
Active contracts at December 31	72	86	70	74	72			58	64	53	59	42			40	53	50	44	20

   Index to Item 15

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income for the years ended December 31 (in millions, except for number of exercised contracts):

	2021	2020	2019
Exercised contracts	161	173	115
Realized gains (losses) on the matured, expired or settled contracts	$(8)	$(6)	$28
Unrealized gains (losses) on the change in fair value of outstanding contracts	$88	$(13)	$(10)

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2021			2020			2019
	CAD	GBP	Total	CAD	GBP	Total	BRL	CAD	EUR	GBP	Total
Notional amounts at January 1 ($)	377	135	512	97	387	484	460	100	-	127	687
New contracts ($)	535	432	967	377	459	836	489	97	420	649	1,655
Matured, expired or settled contracts ($)	(377)	(135)	(512)	(97)	(711)	(808)	(949)	(100)	(420)	(389)	(1,858)
Notional amounts at December 31 ($)	535	432	967	377	135	512	-	97	-	387	484

Weighted average forward rate at December 31	1.25	1.37		1.31	1.35		-	1.32	-	1.29
Active contracts at December 31	6	4		6	1		-	2	-	5

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the years ended December 31 (in millions):

	2021			2020			2019
	EUR	USD (1)	Total	EUR	USD	Total	EUR	Total
Notional amounts at January 1 ($)	165	250	415	-	-	-	500	500
New contracts ($)	-	-	-	165	1,500	1,665	-	-
Matured, expired or settled contracts ($)	-	(250)	(250)	-	(1,250)	(1,250)	(500)	(500)
Notional amounts at December 31 ($)	165	-	165	165	250	415	-	-

(1)	In April 2021, the 2017 Term Loan was terminated and the interest rate swap contracts associated with the outstanding balance were settled.

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at December 31 (in millions):

	2021	2020	2019
British pound sterling	$624	$842	$329
Euro	$-	$-	$850

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest, including euro and British pound sterling denominated debt, for the years ended December 31 (in millions):

	2021	2020	2019
Unrealized gains (losses) on the unhedged portion	$81	$(139)	$(64)

Other Comprehensive Income (Loss)

   Index to Item 15

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

The following table presents these changes in Other Comprehensive Income (Loss) for the years ended December 31 (in thousands):

	2021	2020	2019
Derivative net investment hedges	$9,792	$(4,301)	$(22,600)
Debt designated as nonderivative net investment hedges	(832)	(62,263)	141,675
Cumulative translation adjustment	296,969	(128,109)	(20,593)
Total foreign currency translation gains (losses), net	$305,929	$(194,673)	$98,482

Cash flow hedges (1)(2)	$9,098	$(11,269)	$4,665
Our share of derivatives from unconsolidated co-investment ventures	8,444	(2,848)	(6,000)
Total unrealized gains (losses) on derivative contracts, net	$17,542	$(14,117)	$(1,335)
Total change in other comprehensive income (loss)	$323,471	$(208,790)	$97,147

(1)

We estimate an additional expense of $2.2 million will be reclassified to Interest Expense over the next 12 months from December 31, 2021, due to the amortization of previously settled derivatives designated as cash flow hedges.

(2)

Included in the year ended December 31, 2020, was $16.8 million in losses associated with the termination of four U.S. dollar treasury lock contracts with an aggregate notional amount of $750.0 million that fixed the interest rate on the forecasted issuance of U.S. dollar senior notes, which were then issued in February 2020.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2021 and 2020, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2021 and 2020 were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis, as detailed in our accounting policy in Note 2. At December 31, 2021 and 2020, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 3 and 4 and assets held for sale or contribution in Note 6.

Fair Value of Financial Instruments

At December 31, 2021 and 2020, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2021 and 2020, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The fair value of the senior notes decreased in 2021 due to the increase in bond yields in the market as compared to the weighted average interest rates on our senior notes. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis and have taken the opportunity to refinance some of our debt at lower rates and longer maturities as discussed in Note 8.

   Index to Item 15

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$491,393	$491,429	$171,794	$171,794
Senior notes	14,981,690	15,151,781	14,275,870	15,452,381
Term loans and unsecured other	1,825,195	1,835,569	1,764,311	1,785,706
Secured mortgage	416,776	437,215	637,101	673,549
Total	$17,715,054	$17,915,994	$16,849,076	$18,083,430

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

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire on the completion of the improvements and infrastructure. At December 31, 2021 and 2020, we had $394.6 million and $275.2 million, respectively, outstanding under such arrangements.

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

   Index to Item 15

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

   Index to Item 15

The following reconciliations are presented in thousands:

	Years Ended December 31,
	2021	2020	2019
Revenues:
Real estate operations segment:
U.S.	$3,967,180	$3,600,335	$2,645,194
Other Americas	98,620	87,830	94,984
Europe	55,533	68,801	44,356
Asia	47,357	44,782	54,201
Total real estate operations segment	4,168,690	3,801,748	2,838,735
Strategic capital segment:
U.S.	171,761	354,825	86,271
Other Americas	58,655	37,696	40,347
Europe	249,600	145,016	283,909
Asia	110,734	99,450	81,359
Total strategic capital segment	590,750	636,987	491,886

Total revenues	4,759,440	4,438,735	3,330,621

Segment net operating income:
Real estate operations segment:
U.S. (1)	2,966,498	2,679,685	1,953,727
Other Americas	72,424	64,473	69,393
Europe	31,163	43,531	27,525
Asia	34,854	31,986	40,675
Total real estate operations segment	3,104,939	2,819,675	2,091,320
Strategic capital segment:
U.S. (1)	59,991	237,271	(10,945)
Other Americas	47,247	24,923	27,369
Europe	203,779	99,504	246,213
Asia	72,562	57,248	44,588
Total strategic capital segment	383,579	418,946	307,225

Total segment net operating income	3,488,518	3,238,621	2,398,545

Reconciling items:
General and administrative expenses	(293,167)	(274,845)	(266,718)
Depreciation and amortization expenses	(1,577,942)	(1,561,969)	(1,139,879)
Gains on dispositions of development properties and land, net	817,017	464,942	467,577
Gains on other dispositions of investments in real estate, net	772,570	252,195	390,241
Operating income	3,206,996	2,118,944	1,849,766

Earnings from unconsolidated entities, net	404,255	297,370	200,178
Interest expense	(266,228)	(314,507)	(239,953)
Interest and other income, net	871	1,044	24,213
Foreign currency and derivative gains (losses), net	164,407	(167,473)	(41,715)
Losses on early extinguishment of debt, net	(187,453)	(188,290)	(16,126)
Earnings before income taxes	$3,322,848	$1,747,088	$1,776,363

   Index to Item 15

	December 31,
	2021	2020
Segment assets:
Real estate operations segment:
U.S.	$44,136,140	$42,559,023
Other Americas	1,148,371	1,145,699
Europe	1,837,800	1,604,393
Asia	965,854	1,081,876
Total real estate operations segment	48,088,165	46,390,991
Strategic capital segment (2):
U.S.	11,984	13,257
Europe	25,280	25,280
Asia	299	354
Total strategic capital segment	37,563	38,891
Total segment assets	48,125,728	46,429,882

Reconciling items:
Investments in and advances to unconsolidated entities	8,610,958	7,602,014
Assets held for sale or contribution	669,688	1,070,724
Cash and cash equivalents	556,117	598,086
Other assets	523,729	364,299
Total reconciling items	10,360,492	9,635,123
Total assets	$58,486,220	$56,065,005

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at December 31, 2021 and 2020.

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2021, 2020 and 2019 included the following:

•

We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including new leases, renewals and modifications of $71.4 million in 2021 and $47.8 million in 2020 for both assets and liabilities. We adopted the new lease standard on January 1, 2019 and recognized lease right-of-use assets of $523.8 million and lease liabilities of $527.3 million in 2019.

•	We capitalized $25.6 million, $22.4 million and $21.4 million in 2021, 2020 and 2019, respectively, of equity-based compensation expense.
•

We received $886.1 million, $433.7 million and $646.8 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2021, 2020 and 2019, respectively, as disclosed in Note 5. Included in 2019 was our initial 20.0% investment in PBLV in exchange for our contribution of the initial portfolio of properties to PBLV upon formation. Included in 2020 and 2019 was the equity interests we received in PCCLF for the contribution of real estate properties from Prologis China Logistics Venture II, LP and Prologis China Logistics Venture I, LP.

•

We issued 0.8 million, 0.7 million and 1.2 million shares in 2021, 2020 and 2019, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•

We issued 1.0 million common limited partnership units for $130.4 million to our partner and assumed debt of $215.3 million in our acquisition of additional ownership interest in and subsequent consolidation of two unconsolidated other ventures in 2021. We issued 0.5 million common limited partnership units for $48.5 million as partial consideration for the acquisition of properties in 2020. See Note 10 for more information.

•	We received a distribution of proceeds from UKLV for the sale of real estate properties that we subsequently reinvested in PELF and PELP of $153.0 million in 2021.
•	We reinvested distributions from unconsolidated co-investment ventures of $45.6 million and $80.9 million and increased our ownership in 2020 and 2019, respectively.

   Index to Item 15

•

We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 3 for more information on this transaction. Additionally, USLV assumed $341.8 million debt as part of the IPT Transaction.

•	As partial consideration for the disposition of a portfolio of properties during 2020, the buyer assumed debt of $169.8 million.

   Index to Item 15

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2021:
Rental revenues	$1,021,656	$1,014,763	$1,037,281	$1,074,294
Total revenues	$1,148,316	$1,150,842	$1,183,049	$1,277,233
Rental expenses	$(277,884)	$(245,133)	$(256,607)	$(261,692)
Gains on dispositions of development properties and land, net	$173,643	$187,361	$139,406	$316,607
Gains on other dispositions of investments in real estate, net	$16,623	$127,167	$214,390	$414,390
Operating income	$532,197	$700,866	$765,660	$1,208,273
Consolidated net earnings	$399,693	$650,313	$797,731	$1,300,853
Net earnings attributable to common stockholders	$365,815	$598,625	$722,007	$1,247,124
Net earnings per share attributable to common stockholders – Basic (1)	$0.50	$0.81	$0.98	$1.68
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.49	$0.81	$0.97	$1.67
2020:
Rental revenues	$878,807	$944,366	$980,148	$987,810
Total revenues	$978,241	$1,266,124	$1,082,773	$1,111,597
Rental expenses	$(227,618)	$(232,109)	$(245,490)	$(246,846)
Gains on dispositions of development properties and land, net	$162,750	$86,416	$134,207	$81,569
Gains on other dispositions of investments in real estate, net	$31,491	$43,939	$108,927	$67,838
Operating income	$468,057	$611,987	$556,520	$482,380
Consolidated net earnings	$521,164	$454,938	$332,521	$308,007
Net earnings attributable to common stockholders	$489,418	$404,539	$298,695	$280,470
Net earnings per share attributable to common stockholders – Basic (1)	$0.70	$0.55	$0.40	$0.38
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.70	$0.54	$0.40	$0.38

Prologis, L.P.
2021:
Rental revenues	$1,021,656	$1,014,763	$1,037,281	$1,074,294
Total revenues	$1,148,316	$1,150,842	$1,183,049	$1,277,233
Rental expenses	$(277,884)	$(245,133)	$(256,607)	$(261,692)
Gains on dispositions of development properties and land, net	$173,643	$187,361	$139,406	$316,607
Gains on other dispositions of investments in real estate, net	$16,623	$127,167	$214,390	$414,390
Operating income	$532,197	$700,866	$765,660	$1,208,273
Consolidated net earnings	$399,693	$650,313	$797,731	$1,300,853
Net earnings attributable to common unitholders	$376,083	$615,478	$741,794	$1,282,008
Net earnings per unit attributable to common unitholders – Basic (1)	$0.50	$0.81	$0.98	$1.68
Net earnings per unit attributable to common unitholders – Diluted (1)	$0.49	$0.81	$0.97	$1.67
2020:
Rental revenues	$878,807	$944,366	$980,148	$987,810
Total revenues	$978,241	$1,266,124	$1,082,773	$1,111,597
Rental expenses	$(227,618)	$(232,109)	$(245,490)	$(246,846)
Gains on dispositions of development properties and land, net	$162,750	$86,416	$134,207	$81,569
Gains on other dispositions of investments in real estate, net	$31,491	$43,939	$108,927	$67,838
Operating income	$468,057	$611,987	$556,520	$482,380
Consolidated net earnings	$521,164	$454,938	$332,521	$308,007
Net earnings attributable to common unitholders	$503,388	$416,189	$307,069	$288,097
Net earnings per unit attributable to common unitholders – Basic (1)	$0.70	$0.55	$0.40	$0.38
Net earnings per unit attributable to common unitholders – Diluted (1)	$0.70	$0.54	$0.40	$0.38

   Index to Item 15

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

   Index to Item 15

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2021
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties (d)

U.S. Markets
Atlanta	117	(d)	264,973	1,016,540	347,824	285,290	1,344,047	1,629,337	(300,774)	1994-2021
Austin	10		12,783	52,335	9,567	12,837	61,848	74,685	(27,202)	1994-2015
Baltimore/Washington D.C.	75	(d)	300,564	722,249	196,973	312,915	906,871	1,219,786	(161,553)	1995-2020
Central PA	32		240,657	943,307	124,148	253,737	1,054,375	1,308,112	(197,801)	2002-2020
Central Valley	34	(d)	163,294	386,853	776,157	181,008	1,145,296	1,326,304	(221,738)	1999-2020
Charlotte	44	(d)	104,747	333,992	93,011	118,553	413,197	531,750	(67,326)	1994-2020
Chicago	193	(d)	715,951	2,073,268	495,652	741,301	2,543,570	3,284,871	(672,820)	1995-2020
Cincinnati	38	(d)	59,573	294,976	99,029	67,783	385,795	453,578	(73,309)	1996-2020
Columbus	26	(d)	31,733	161,881	62,815	34,683	221,746	256,429	(93,376)	1996-2020
Dallas/Ft. Worth	167	(d)	355,277	1,472,061	453,509	377,989	1,902,858	2,280,847	(457,367)	1994-2020
Denver	37		106,088	295,412	153,217	104,495	450,222	554,717	(137,632)	1993-2020
Houston	180	(d)	368,780	1,873,268	276,456	411,046	2,107,458	2,518,504	(296,712)	1993-2020
Indianapolis	21		19,337	135,609	58,710	20,575	193,081	213,656	(63,341)	1995-2020
Jacksonville	1		-	2,892	273	-	3,165	3,165	(2,758)	2011
Las Vegas	56		139,227	345,348	179,899	132,895	531,579	664,474	(107,515)	1996-2021
Lehigh Valley	56		886,276	1,902,902	317,508	958,783	2,147,903	3,106,686	(192,292)	2004-2021
Louisville	11		41,944	188,696	60,895	44,196	247,339	291,535	(71,601)	2005-2020
Nashville	22		66,590	236,777	125,256	68,809	359,814	428,623	(62,723)	1995-2021
New Jersey/New York City	131	(d)	1,498,825	1,869,356	618,259	1,506,727	2,479,713	3,986,440	(675,959)	1996-2021
Orlando	84	(d)	191,754	699,537	131,196	206,702	815,785	1,022,487	(123,996)	1994-2021
Phoenix	49		146,888	394,219	305,641	175,268	671,480	846,748	(95,664)	1992-2021
Portland	39	(e)	111,263	276,956	147,090	156,345	378,964	535,309	(58,904)	2006-2021
Reno	17	(d)	25,389	142,279	111,695	26,761	252,602	279,363	(85,685)	1994-2021
San Antonio	20	(d)	25,735	95,828	45,308	25,958	140,913	166,871	(63,820)	1994-2016
San Francisco Bay Area	229	(d)	1,009,632	1,612,507	494,115	1,020,132	2,096,122	3,116,254	(777,530)	1993-2021
Seattle	99		643,665	1,107,085	315,415	664,887	1,401,278	2,066,165	(252,838)	2008-2021
South Florida	107	(d)	500,373	889,481	224,399	506,262	1,107,991	1,614,253	(275,170)	1994-2021
Southern California	351	(d)(e)	3,270,727	4,753,548	1,381,334	3,542,081	5,863,528	9,405,609	(1,581,543)	2005-2021
Tampa	12		22,028	69,520	12,429	28,143	75,834	103,977	(5,694)	2020
Subtotal U.S. Markets:	2,258		11,324,073	24,348,682	7,617,780	11,986,161	31,304,374	43,290,535	(7,204,643)

Other Americas Markets
Canada	32	(d)	223,831	389,604	219,429	232,036	600,828	832,864	(150,693)	2008-2021
Mexico	1		730	2,287	3,249	1,708	4,558	6,266	(1,823)	2011
Subtotal Other Americas Markets:	33		224,561	391,891	222,678	233,744	605,386	839,130	(152,516)

Europe Markets
France	2		2,831	4,844	192	2,832	5,035	7,867	(418)	2019
Germany	1		7,737	5,032	601	7,737	5,633	13,370	(3,992)	2011
Poland	1		588	-	6,804	648	6,744	7,392	-	2021
Slovakia	2		2,743	-	13,844	-	16,587	16,587	-	2021
Spain	6		17,496	36,639	22,543	15,626	61,052	76,678	(17,856)	2011-2019
United Kingdom	1		47,208	3,689	-	47,341	3,556	50,897	(2,605)	2019
Subtotal Europe Markets:	13		78,603	50,204	43,984	74,184	98,607	172,791	(24,871)

Asia Markets
Japan	1		-	-	10,198	157	10,041	10,198	(1,547)	2019
Singapore	5		-	136,744	4,362	-	141,106	141,106	(67,805)	2011
Subtotal Asia Markets:	6		-	136,744	14,560	157	151,147	151,304	(69,352)
Total Operating Properties	2,310		11,627,237	24,927,521	7,899,002	12,294,246	32,159,514	44,453,760	(7,451,382)

   Index to Item 15

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2021				Date of
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Construction/ Acquisition (f)
Development Portfolio

U.S. Markets
Atlanta	3		31,458	-	75,873	31,458	75,873	107,331
Baltimore/Washington D.C.	1		3,621	-	7,135	3,621	7,135	10,756
Central Valley	3		60,124	-	139,469	60,124	139,469	199,593		2021
Charlotte	1		6,667	-	8,079	6,667	8,079	14,746
Chicago	6		101,797	-	55,358	101,797	55,358	157,155		2021
Cincinnati	1		1,155	-	10,430	1,155	10,430	11,585		2021
Dallas/Ft. Worth	6		27,481	-	28,128	27,481	28,128	55,609
Denver	1		9,892	-	6,133	9,892	6,133	16,025
Houston	1		14,059	-	56,429	14,059	56,429	70,488
Las Vegas	1		12,502	-	3,896	12,502	3,896	16,398
Lehigh Valley	1		31,694	-	38,657	31,694	38,657	70,351
Louisville	1		6,195	-	25,092	6,195	25,092	31,287
Nashville	3		6,829	-	43,440	6,829	43,440	50,269		2021
New Jersey/New York City	2		68,476	-	25,922	68,476	25,922	94,398
Orlando	3		22,494	-	26,036	22,494	26,036	48,530		2021
Phoenix	1		2,067	-	12,283	2,067	12,283	14,350
Portland	1		9,989	-	13,121	9,989	13,121	23,110
Reno	1		4,461	-	7,779	4,461	7,779	12,240
San Francisco Bay Area	2		13,566	-	3,083	13,566	3,083	16,649
Seattle	2		28,392	-	18,543	28,392	18,543	46,935		2021
South Florida	5		55,768	-	50,450	55,768	50,450	106,218		2021
Southern California	6		124,327	-	72,831	124,327	72,831	197,158
Subtotal U.S. Markets:	52		643,014	-	728,167	643,014	728,167	1,371,181

Other Americas Markets
Canada	2		19,030	-	17,143	19,030	17,143	36,173
Mexico	5		24,106	-	29,951	24,106	29,951	54,057		2021
Subtotal Other Americas Markets:	7		43,136	-	47,094	43,136	47,094	90,230

Europe Markets
Czech Republic	3		11,762	-	10,894	11,762	10,894	22,656
France	1		2,988	-	3,156	2,988	3,156	6,144
Germany	3		23,389	-	32,405	23,389	32,405	55,794
Hungary	2		4,389	-	5,993	4,389	5,993	10,382
Italy	5		14,830	-	23,948	14,830	23,948	38,778
Netherlands	4		23,989	-	67,407	23,989	67,407	91,396		2021
Poland	1		1,985	-	7,149	1,985	7,149	9,134
Sweden	1		1,857	-	229	1,857	229	2,086
U.K.	12		240,561	-	74,203	240,561	74,203	314,764		2021
Subtotal Europe Markets:	32		325,750	-	225,384	325,750	225,384	551,134

Asia Markets
Japan	8		179,710	-	537,085	179,710	537,085	716,795		2021
Subtotal Asia Markets:	8		179,710	-	537,085	179,710	537,085	716,795
Total Development Portfolio	99		1,191,610	-	1,537,730	1,191,610	1,537,730	2,729,340

GRAND TOTAL	2,409		12,818,847	24,927,521	9,436,732	13,485,856	33,697,244	47,183,100	(7,451,382)

Schedule III – Footnotes

(a)	The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2021 (in thousands):

Total operating properties and development portfolio per Schedule III	$47,183,100	(g)
Land	2,519,590
Other real estate investments (i)	3,302,500
Total per Consolidated Balance Sheets	$53,005,190

(i)	Other real estate investments includes non-strategic real estate assets acquired that we do not intend to operate long-term at December 31, 2021.

   Index to Item 15

(b)	The aggregate cost for federal tax purposes at December 31, 2021, of our real estate assets was approximately $40 billion (unaudited).

(c)

Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 35 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2021 (in thousands):

Total accumulated depreciation per Schedule III	$7,451,382	(g)
Accumulated depreciation on other real estate investments	216,805
Total per Consolidated Balance Sheets	$7,668,187

(d)

Properties with an aggregate undepreciated cost of $1.3 billion secure $397.2 million of mortgage notes. See Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)

Assessment bonds of $9.6 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $638.7 million. The assessment bonds are included in term loans and unsecured other debt in Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)	Date of construction is provided for properties in the development portfolio that were completed but not yet stabilized.

(g)	The following table summarizes our real estate assets and accumulated depreciation per Schedule III for the years ended December 31 (in thousands):

	2021	2020	2019
Real estate assets:
Balance at beginning of year	$45,390,230	$33,157,100	$32,774,956
Acquisitions of and improvements to operating properties, development activity and net effect of changes in foreign exchange rates and other	3,351,730	13,985,898	2,821,919
Basis of operating properties disposed of	(1,589,527)	(1,045,128)	(1,471,764)
Change in the development portfolio balance, including the acquisition of properties	846,729	13,345	(273,534)
Assets transferred to held for sale and contribution	(816,062)	(720,985)	(694,477)
Balance at end year	$47,183,100	$45,390,230	$33,157,100

Accumulated depreciation:
Balance at beginning of year	$6,370,341	$5,294,212	$4,550,958
Depreciation expense	1,143,758	1,112,075	843,872
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(42,483)	(35,083)	(77,583)
Assets transferred to held for sale and contribution	(20,234)	(863)	(23,035)
Balance at end of year	$7,451,382	$6,370,341	$5,294,212

   Index to Item 15

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

3.1	Articles of Incorporation of Prologis (incorporated by reference to Exhibit 3.1 to Prologis’ Registration Statement on Form S-11/A (No. 333-35915) filed November 4, 1997).
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

3.11	Prologis, Inc. Articles of Amendment, dated May 4, 2020 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report Form 8-K filed on May 4, 2020).
3.12	Ninth Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on September 24, 2021).
4.1†	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 12, 2011).
4.3

Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

   Index to Item 15

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

4.14	Form of 4.250% Notes due 2023 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed August 15, 2013).
4.15	Form of 3.000% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed December 2, 2013).
4.16	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.17	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.18	Form of 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.19	Form of 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.20	Form of 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on July 31, 2018).
4.21	Form of 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

   Index to Item 15

4.22	Form of 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.23	Form of 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.24	Form of 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.25	Form of 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 10-Q filed on April 23, 2019).
4.26	Form of 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.27	Form of 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.28	Form of 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.29	Form of Officer’s Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.30	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.31	Form of Officer’s Certificate related to 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.32	Form of Officer’s Certificate related to 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.33	Form of Officers’ Certificate related to 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.34	Form of Officers’ Certificate related to 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.35	Form of Officers’ Certificate related to 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.36	Form of Officers’ Certificate related to 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.8 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.37	Form of Officer’s Certificate related to 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).
4.38	Form of Officer’s Certificate related to the 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 10-Q filed in April 23, 2019).
4.39	Form of Officer’s Certificate related to the 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.40	Form of Officer’s Certificate related to the 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.41	Form of Officer’s Certificate related to the 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.42	Form of Officers’ Certificate related to the 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

   Index to Item 15

4.43	Form of 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.44	Form of Officers’ Certificate related to the 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.45	Form of 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.46

Form of Officers’ Certificate related to the Floating Rates Notes due 2022 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.47	Form of Floating Rate Notes due 2022 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.48	Form of Officers’ Certificate related to the 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.49	Form of 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.50	Form of Officers’ Certificate related to the 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.51	Form of 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.52	Form of Officers’ Certificate related to the 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.53	Form of 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.54	Form of Officers’ Certificate related to the 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.55	Form of 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.8 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.56	Form of Officers’ Certificate related to the 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.57	Form of 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.58	Form of Officers’ Certificate related to the 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.59	Form of 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.60	Form of Officers’ Certificate related to the 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.61	Form of 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.62	Form of Officers’ Certificate related to the 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.63	Form of 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 23, 2020).

   Index to Item 15

4.64	Form of Officers’ Certificate related to the 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.65	Form of 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.66	Form of Officers’ Certificate related to the 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.67	Form of 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.68	Form of Officers’ Certificate related to the 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.69	Form of 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.70	Form of Officers’ Certificate related to the 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.71	Form of 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.72	Form of Officers’ Certificate related to the Floating Rate Notes due 2022 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on December 23, 2020).
4.73	Form of Floating Rate Notes due 2022 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on December 23, 2020).
4.74	Form of Officers’ Certificate related to the 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 16, 2021).
4.75	Form of 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 16, 2021).
4.76	Form of Officers’ Certificate related to the 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 16, 2021).
4.77	Form of 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on February 16, 2021).
4.78	Form of Officers’ Certificate related to the 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 19, 2021).
4.79	Form of 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 19, 2021).
4.80	Form of Officers’ Certificate related to the 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.81	Form of 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.82	Form of Officers’ Certificate related to the 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.83	Form of 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.84	Form of Officers’ Certificate related to the 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 28, 2021).

   Index to Item 15

4.85	Form of 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.86	Form of Officers’ Certificate related to the 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.87	Form of 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.88	Form of Officers’ Certificate related to the 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.89	Form of 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 28, 2021).

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

   Index to Item 15

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

   Index to Item 15

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

   Index to Item 15

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

   Index to Item 15

10.72*	Form of RSU Agreement (LTIP Unit Election 2020) (incorporated by reference to Exhibit 10.9 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.73

Global Senior Credit Agreement dated as of April 15, 2021 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 of Prologis’ Current Report Form 8-K filed on April 16, 2021).

10.74

First Amendment to Sixth Amended and Restated Revolving Credit Agreement, dated as of October 1, 2021, among Prologis Marunouchi Finance Investment Limited Partnership, as initial borrower, Prologis, L.P., as guarantor, the lenders listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 10-Q filed on October 26, 2021).

10.75

First Amendment to Term Loan Agreement, dated as of October 1, 2021 among Prologis GK Holdings Y.K, as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 10-Q filed on October 26, 2021).

10.76

First Amendment, dated as of September 20, 2021, to the Global Senior Credit Agreement dated as of April 15, 2021, among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 10-Q filed on October 26, 2021).

10.77

First Amendment, dated as of September 20, 2021, to the Global Senior Credit Agreement dated as of January 16, 2019, among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 10-Q filed on October 26, 2021).

10.78*	Third Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on December 2, 2021).
21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
22.1†	Subsidiary guarantors and issuers of guaranteed securities.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Supplemental United States Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to Prologis’ Current Report on Form 8-K filed June 20, 2016).
99.2	Blackout Notice provided to directors and executive officers of Prologis. (incorporated by reference to Exhibit 99.1 to Prologis’ Current Report on Form 8-K filed November 22, 2019).
101. INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

   Index to Item 15

101. SCH†	Inline XBRL Taxonomy Extension Schema
101. CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101. DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101. LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
✓

Prologis has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

   Index to Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 9, 2022

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 9, 2022
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 9, 2022
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 9, 2022
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 9, 2022
Cristina G. Bita

/s/ George L. Fotiades	Director	February 9, 2022
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 9, 2022
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 9, 2022
Irving F. Lyons III

/s/ Avid Modjtabai	Director	February 9, 2022
Avid Modjtabai

/s/ David P. O’Connor	Director	February 9, 2022
David P. O’Connor

/s/ Olivier Piani	Director	February 9, 2022
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 9, 2022
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 9, 2022
Carl B. Webb

/s/ William D. Zollars	Director	February 9, 2022
William D. Zollars

   Index to Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 9, 2022

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 9, 2022
Hamid R. Moghadam

/s/ Thomas S. Olinger	Chief Financial Officer	February 9, 2022
Thomas S. Olinger

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 9, 2022
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 9, 2022
Cristina G. Bita

/s/ George L. Fotiades	Director	February 9, 2022
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 9, 2022
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 9, 2022
Irving F. Lyons III

/s/ Avid Modjtabai	Director	February 9, 2022
Avid Modjtabai

/s/ David P. O’Connor	Director	February 9, 2022
David P. O’Connor

/s/ Olivier Piani	Director	February 9, 2022
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 9, 2022
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 9, 2022
Carl B. Webb

/s/ William D. Zollars	Director	February 9, 2022
William D. Zollars