Form 10-Q
period 2022-03-31
Prologis, Inc.; Prologis, L.P.
filed 2022-04-26
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Prologis, Inc.’s common stock outstanding at April 22, 2022, was approximately 740,267,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At March 31, 2022, the Parent owned 97.25% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.75% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Investments in real estate properties	$53,543,018	$53,005,190
Less accumulated depreciation	7,941,540	7,668,187
Net investments in real estate properties	45,601,478	45,337,003
Investments in and advances to unconsolidated entities	8,679,011	8,610,958
Assets held for sale or contribution	373,664	669,688
Net investments in real estate	54,654,153	54,617,649

Cash and cash equivalents	1,912,750	556,117
Other assets	3,212,968	3,312,454
Total assets	$59,779,871	$58,486,220

LIABILITIES AND EQUITY
Liabilities:
Debt	$18,368,538	$17,715,054
Accounts payable and accrued expenses	1,206,224	1,252,767
Other liabilities	1,742,907	1,776,189
Total liabilities	21,317,669	20,744,010

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2022 and December 31, 2021	63,948	63,948
Common stock; $0.01 par value; 740,189 shares and 739,827 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	7,402	7,398
Additional paid-in capital	35,546,263	35,561,608
Accumulated other comprehensive loss	(681,120)	(878,253)
Distributions in excess of net earnings	(764,425)	(1,327,828)
Total Prologis, Inc. stockholders’ equity	34,172,068	33,426,873
Noncontrolling interests	4,290,134	4,315,337
Total equity	38,462,202	37,742,210
Total liabilities and equity	$59,779,871	$58,486,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental	$1,076,861	$1,021,656
Strategic capital	133,925	119,961
Development management and other	8,342	6,699
Total revenues	1,219,128	1,148,316
Expenses:
Rental	275,674	277,884
Strategic capital	51,811	49,450
General and administrative	74,646	78,032
Depreciation and amortization	396,647	397,575
Other	9,589	3,444
Total expenses	808,367	806,385

Operating income before gains on real estate transactions, net	410,761	341,931
Gains on dispositions of development properties and land, net	210,206	173,643
Gains on other dispositions of investments in real estate, net	584,835	16,623
Operating income	1,205,802	532,197

Other income (expense):
Earnings from unconsolidated entities, net	76,962	67,049
Interest expense	(64,064)	(71,281)
Interest and other income, net	1,053	4,746
Foreign currency and derivative gains, net	47,356	80,152
Losses on early extinguishment of debt, net	(18,165)	(187,453)
Total other income (expense)	43,142	(106,787)
Earnings before income taxes	1,248,944	425,410
Income tax expense	(29,222)	(25,717)
Consolidated net earnings	1,219,722	399,693
Less net earnings attributable to noncontrolling interests	68,937	32,346
Net earnings attributable to controlling interests	1,150,785	367,347
Less preferred stock dividends	1,531	1,532
Net earnings attributable to common stockholders	$1,149,254	$365,815

Weighted average common shares outstanding – Basic	740,368	738,998
Weighted average common shares outstanding – Diluted	765,517	764,958

Net earnings per share attributable to common stockholders – Basic	$1.55	$0.50

Net earnings per share attributable to common stockholders – Diluted	$1.54	$0.49

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Consolidated net earnings	$1,219,722	$399,693
Other comprehensive income (loss):
Foreign currency translation gains, net	189,523	171,759
Unrealized gains on derivative contracts, net	13,349	4,821
Comprehensive income	1,422,594	576,273
Net earnings attributable to noncontrolling interests	(68,937)	(32,346)
Other comprehensive income attributable to noncontrolling interests	(5,739)	(4,392)
Comprehensive income attributable to common stockholders	$1,347,918	$539,535

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended March 31, 2022 and 2021

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2022	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-	-	-	-	-	1,150,785	68,937	1,219,722
Effect of equity compensation plans	-	290	3	4,217	-	-	35,947	40,167
Capital contributions	-	-	-	-	-	-	434	434
Redemption of noncontrolling interests	-	72	1	3,300	-	-	(29,570)	(26,269)
Foreign currency translation gains, net	-	-	-	-	184,152	-	5,371	189,523
Unrealized gains on derivative contracts, net	-	-	-	-	12,981	-	368	13,349
Reallocation of equity	-	-	-	(22,852)	-	-	22,852	-
Dividends ($0.79 per common share) and other distributions	-	-	-	(10)	-	(587,382)	(129,542)	(716,934)
Balance at March 31, 2022	$63,948	740,189	$7,402	$35,546,263	$(681,120)	$(764,425)	$4,290,134	$38,462,202

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2021	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	367,347	32,346	399,693
Effect of equity compensation plans	-	360	3	4,039	-	-	27,298	31,340
Capital contributions	-	-	-	-	-	-	120	120
Redemption of noncontrolling interests	-	5	-	233	-	-	(31,605)	(31,372)
Foreign currency translation gains, net	-	-	-	-	167,499	-	4,260	171,759
Unrealized gains on derivative contracts, net	-	-	-	-	4,689	-	132	4,821
Reallocation of equity	-	-	-	(38,816)	-	-	38,816	-
Dividends ($0.63 per common share) and other distributions	-	-	-	(24)	-	(468,000)	(47,714)	(515,738)
Balance at March 31, 2021	$63,948	739,746	$7,397	$35,454,066	$(1,021,551)	$(2,495,343)	$4,376,686	$36,385,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Consolidated net earnings	$1,219,722	$399,693
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(37,374)	(36,658)
Equity-based compensation awards	41,429	34,575
Depreciation and amortization	396,647	397,575
Earnings from unconsolidated entities, net	(76,962)	(67,049)
Operating distributions from unconsolidated entities	95,665	115,957
Decrease (increase) in operating receivables from unconsolidated entities	(819)	4,284
Amortization of debt discounts and debt issuance costs, net	1,980	2,091
Gains on dispositions of development properties and land, net	(210,206)	(173,643)
Gains on other dispositions of investments in real estate, net	(584,835)	(16,623)
Unrealized foreign currency and derivative gains, net	(33,273)	(81,726)
Losses on early extinguishment of debt, net	18,165	187,453
Deferred income tax expense	7,492	1,162
Decrease in accounts receivable and other assets	107,702	68,398
Decrease in accounts payable and accrued expenses and other liabilities	(103,806)	(18,795)
Net cash provided by operating activities	841,527	816,694
Investing activities:
Real estate development	(639,636)	(422,399)
Real estate acquisitions	(451,343)	(226,450)
Tenant improvements and lease commissions on previously leased space	(85,024)	(71,140)
Property improvements	(18,280)	(8,071)
Proceeds from dispositions and contributions of real estate	1,495,260	727,609
Investments in and advances to unconsolidated entities	(34,811)	(141,764)
Return of investment from unconsolidated entities	14,302	37,632
Proceeds from the settlement of net investment hedges	3,732	-
Payments on the settlement of net investment hedges	(771)	(2,511)
Net cash provided by (used in) investing activities	283,429	(107,094)
Financing activities:
Proceeds from issuance of common stock	-	709
Dividends paid on common and preferred stock	(587,382)	(468,000)
Noncontrolling interests contributions	434	120
Noncontrolling interests distributions	(129,542)	(47,714)
Settlement of noncontrolling interests	(26,269)	(31,372)
Tax paid with shares withheld	(22,602)	(16,955)
Debt and equity issuance costs paid	(8,058)	(11,661)
Net payments on credit facilities	(492,552)	(115,274)
Repurchase of and payments on debt	(332,995)	(1,931,983)
Proceeds from the issuance of debt	1,841,450	2,029,817
Net cash provided by (used in) financing activities	242,484	(592,313)

Effect of foreign currency exchange rate changes on cash	(10,807)	(39,299)
Net increase in cash and cash equivalents	1,356,633	77,988
Cash and cash equivalents, beginning of period	556,117	598,086
Cash and cash equivalents, end of period	$1,912,750	$676,074

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2022	December 31, 2021
ASSETS
Investments in real estate properties	$53,543,018	$53,005,190
Less accumulated depreciation	7,941,540	7,668,187
Net investments in real estate properties	45,601,478	45,337,003
Investments in and advances to unconsolidated entities	8,679,011	8,610,958
Assets held for sale or contribution	373,664	669,688
Net investments in real estate	54,654,153	54,617,649

Cash and cash equivalents	1,912,750	556,117
Other assets	3,212,968	3,312,454
Total assets	$59,779,871	$58,486,220

LIABILITIES AND CAPITAL
Liabilities:
Debt	$18,368,538	$17,715,054
Accounts payable and accrued expenses	1,206,224	1,252,767
Other liabilities	1,742,907	1,776,189
Total liabilities	21,317,669	20,744,010

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	34,108,120	33,362,925
Limited partners – common	596,682	557,097
Limited partners – Class A common	369,402	360,702
Total partners’ capital	35,138,152	34,344,672
Noncontrolling interests	3,324,050	3,397,538
Total capital	38,462,202	37,742,210
Total liabilities and capital	$59,779,871	$58,486,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental	$1,076,861	$1,021,656
Strategic capital	133,925	119,961
Development management and other	8,342	6,699
Total revenues	1,219,128	1,148,316
Expenses:
Rental	275,674	277,884
Strategic capital	51,811	49,450
General and administrative	74,646	78,032
Depreciation and amortization	396,647	397,575
Other	9,589	3,444
Total expenses	808,367	806,385

Operating income before gains on real estate transactions, net	410,761	341,931
Gains on dispositions of development properties and land, net	210,206	173,643
Gains on other dispositions of investments in real estate, net	584,835	16,623
Operating income	1,205,802	532,197

Other income (expense):
Earnings from unconsolidated entities, net	76,962	67,049
Interest expense	(64,064)	(71,281)
Interest and other income, net	1,053	4,746
Foreign currency and derivative gains, net	47,356	80,152
Losses on early extinguishment of debt, net	(18,165)	(187,453)
Total other income (expense)	43,142	(106,787)
Earnings before income taxes	1,248,944	425,410
Income tax expense	(29,222)	(25,717)
Consolidated net earnings	1,219,722	399,693
Less net earnings attributable to noncontrolling interests	36,666	22,078
Net earnings attributable to controlling interests	1,183,056	377,615
Less preferred unit distributions	1,531	1,532
Net earnings attributable to common unitholders	$1,181,525	$376,083

Weighted average common units outstanding – Basic	753,159	751,679
Weighted average common units outstanding – Diluted	765,517	764,958

Net earnings per unit attributable to common unitholders – Basic	$1.55	$0.50

Net earnings per unit attributable to common unitholders – Diluted	$1.54	$0.49

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Consolidated net earnings	$1,219,722	$399,693
Other comprehensive income (loss):
Foreign currency translation gains, net	189,523	171,759
Unrealized gains on derivative contracts, net	13,349	4,821
Comprehensive income	1,422,594	576,273
Net earnings attributable to noncontrolling interests	(36,666)	(22,078)
Other comprehensive loss (income) attributable to noncontrolling interests	(155)	476
Comprehensive income attributable to common unitholders	$1,385,773	$554,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended March 31, 2022 and 2021

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2022	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	1,150,785	-	19,856	-	12,415	36,666	1,219,722
Effect of equity compensation plans	-	-	290	4,220	837	35,947	-	-	-	40,167
Capital contributions	-	-	-	-	-	-	-	-	434	434
Redemption of limited partners units	-	-	72	3,301	(242)	(29,570)	-	-	-	(26,269)
Foreign currency translation gains, net	-	-	-	184,152	-	3,222	-	1,994	155	189,523
Unrealized gains on derivative contracts, net	-	-	-	12,981	-	227	-	141	-	13,349
Reallocation of capital	-	-	-	(22,852)	-	23,144	-	(292)	-	-
Distributions ($0.79 per common unit) and other	-	-	-	(587,392)	-	(13,241)	-	(5,558)	(110,743)	(716,934)
Balance at March 31, 2022	1,279	$63,948	740,189	$34,108,120	12,949	$596,682	8,595	$369,402	$3,324,050	$38,462,202

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2021	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	367,347	-	6,277	-	3,991	22,078	399,693
Effect of equity compensation plans	-	-	360	4,042	1,055	27,298	-	-	-	31,340
Capital contributions	-	-	-	-	-	-	-	-	120	120
Redemption of limited partners units	-	-	5	233	(341)	(31,605)	-	-	-	(31,372)
Foreign currency translation gains (losses), net	-	-	-	167,499	-	2,911	-	1,825	(476)	171,759
Unrealized gains on derivative contracts, net	-	-	-	4,689	-	81	-	51	-	4,821
Reallocation of capital	-	-	-	(38,816)	-	36,630	-	2,186	-	-
Distributions ($0.63 per common unit) and other	-	-	-	(468,024)	-	(10,370)	-	(5,558)	(31,786)	(515,738)
Balance at March 31, 2021	1,279	$63,948	739,746	$31,944,569	12,856	$555,176	8,595	$348,048	$3,473,462	$36,385,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Consolidated net earnings	$1,219,722	$399,693
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(37,374)	(36,658)
Equity-based compensation awards	41,429	34,575
Depreciation and amortization	396,647	397,575
Earnings from unconsolidated entities, net	(76,962)	(67,049)
Operating distributions from unconsolidated entities	95,665	115,957
Decrease (increase) in operating receivables from unconsolidated entities	(819)	4,284
Amortization of debt discounts and debt issuance costs, net	1,980	2,091
Gains on dispositions of development properties and land, net	(210,206)	(173,643)
Gains on other dispositions of investments in real estate, net	(584,835)	(16,623)
Unrealized foreign currency and derivative gains, net	(33,273)	(81,726)
Losses on early extinguishment of debt, net	18,165	187,453
Deferred income tax expense	7,492	1,162
Decrease in accounts receivable and other assets	107,702	68,398
Decrease in accounts payable and accrued expenses and other liabilities	(103,806)	(18,795)
Net cash provided by operating activities	841,527	816,694
Investing activities:
Real estate development	(639,636)	(422,399)
Real estate acquisitions	(451,343)	(226,450)
Tenant improvements and lease commissions on previously leased space	(85,024)	(71,140)
Property improvements	(18,280)	(8,071)
Proceeds from dispositions and contributions of real estate	1,495,260	727,609
Investments in and advances to unconsolidated entities	(34,811)	(141,764)
Return of investment from unconsolidated entities	14,302	37,632
Proceeds from the settlement of net investment hedges	3,732	-
Payments on the settlement of net investment hedges	(771)	(2,511)
Net cash provided by (used in) investing activities	283,429	(107,094)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	-	709
Distributions paid on common and preferred units	(606,181)	(483,928)
Noncontrolling interests contributions	434	120
Noncontrolling interests distributions	(110,743)	(31,786)
Redemption of common limited partnership units	(26,269)	(31,372)
Tax paid with shares of the Parent withheld	(22,602)	(16,955)
Debt and equity issuance costs paid	(8,058)	(11,661)
Net payments on credit facilities	(492,552)	(115,274)
Repurchase of and payments on debt	(332,995)	(1,931,983)
Proceeds from the issuance of debt	1,841,450	2,029,817
Net cash provided by (used in) financing activities	242,484	(592,313)

Effect of foreign currency exchange rate changes on cash	(10,807)	(39,299)
Net increase in cash and cash equivalents	1,356,633	77,988
Cash and cash equivalents, beginning of period	556,117	598,086
Cash and cash equivalents, end of period	$1,912,750	$676,074

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2022, the Parent owned a 97.25% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.75% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the OP for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, and other public information.

Accounting Pronouncements.

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board issued an Accounting Standard Update (“ASU”) that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate. We refer to this transition as “reference rate reform.” The ASU was effective upon issuance on a prospective basis beginning January 1, 2020, and we elected to adopt the ASU over time as our reference rate reform activities occurred.

In March 2021, the Financial Conduct Authority formally announced that the publication of LIBOR was ending and confirmed that U.S. dollar LIBOR-indexed rates would cease to be published after June 30, 2023. At March 31, 2022, our aggregate lender commitments in U.S. dollar on our global senior credit facilities remain indexed to U.S. dollar LIBOR. We anticipate modifications to these facilities prior to June 30, 2023, to not have a material impact on our Consolidated Financial Statements. We do not anticipate modifying any derivative financial instruments, as none are impacted by this ASU at March 31, 2022.

Index

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2022	2021	2022	2021	2022	2021
Operating properties:
Buildings and improvements	446,572	444,413	2,308	2,310	$32,417,344	$32,159,514
Improved land					12,333,782	12,294,246
Development portfolio, including land costs:
Prestabilized	8,752	6,325	27	16	974,598	710,091
Properties under development	30,429	28,638	97	83	2,294,107	2,019,249
Land (1)					2,513,854	2,519,590
Other real estate investments (2)					3,009,333	3,302,500
Total investments in real estate properties					53,543,018	53,005,190
Less accumulated depreciation					7,941,540	7,668,187
Net investments in real estate properties					$45,601,478	$45,337,003

(1)	At March 31, 2022 and December 31, 2021, our land was comprised of 6,196 and 6,227 acres, respectively.

(2)

Included in other real estate investments were: (i) non-strategic real estate assets acquired that we do not intend to operate long-term; (ii) land parcels we own and lease to third parties; (iii) non-industrial real estate assets that we intend to redevelop into industrial properties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended March 31,
	2022	2021
Number of operating properties	1	1
Square feet	303	25
Acquisition cost of net investments in real estate, excluding land and other real estate investments	$82,201	$5,043

Acres of land	578	261
Acquisition cost of land	$182,284	$224,007

Acquisition cost of other real estate investments	$223,411	$-

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended March 31,
	2022	2021
Dispositions of development properties and land, net (1)
Number of properties	7	8
Square feet	2,583	4,287
Net proceeds	$442,555	$769,813
Gains on dispositions of development properties and land, net	$210,206	$173,643

Other dispositions of investments in real estate, net
Number of properties	102	1
Square feet	8,676	476
Net proceeds	$1,264,280	$23,342
Gains on other dispositions of investments in real estate, net	$584,835	$16,623

(1)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $440.1 million and $459.4 million within Other Assets and lease liabilities of $430.3 million and $448.4 million within Other Liabilities, for land and office space leases in which we are the lessee, on the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	March 31,	December 31,
	2022	2021
Unconsolidated co-investment ventures	$7,921,281	$7,825,455
Other ventures	757,730	785,503
Total	$8,679,011	$8,610,958

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2022	2021
Recurring fees	$113,237	$91,037
Transactional fees	17,229	20,878
Promote revenue	-	1,615
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$130,466	$113,530

(1)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Key property information:
Ventures	1	1	2	2	2	2	3	3	8	8
Operating properties	731	732	259	254	827	818	203	203	2,020	2,007
Square feet	122	122	58	56	200	198	82	82	462	458

Financial position:
Total assets ($)	11,614	11,619	3,593	3,349	18,527	18,373	10,317	10,746	44,051	44,087
Third-party debt ($)	3,069	3,069	1,136	1,052	3,725	3,737	4,053	4,157	11,983	12,015
Total liabilities ($)	3,729	3,717	1,196	1,116	5,718	5,619	4,540	4,685	15,183	15,137

Our investment balance ($) (2)	2,403	2,393	859	840	3,843	3,712	816	880	7,921	7,825
Our weighted average ownership (3)	26.9%	27.0%	40.0%	40.8%	31.3%	30.9%	15.1%	15.1%	27.2%	26.9%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Mar 31, 2022	Mar 31, 2021	Mar 31, 2022	Mar 31, 2021	Mar 31, 2022	Mar 31, 2021	Mar 31, 2022	Mar 31, 2021	Mar 31, 2022	Mar 31, 2021
For the three months ended:
Total revenues ($)	286	254	89	75	356	338	169	159	900	826
Net earnings ($)	72	49	33	30	104	87	34	35	243	201

Our earnings from unconsolidated co-investment ventures, net ($)	19	13	12	12	31	28	6	6	68	59

(1)	Prologis Brazil Logistics Venture (“PBLV”) and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2022 and December 31, 2021, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($157.8 million and $149.5 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(3)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At March 31, 2022, our outstanding equity commitments were $319.2 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2022 to 2028 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

Index

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2022 and December 31, 2021. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	March 31,	December 31,
	2022	2021
Number of operating properties	10	14
Square feet	2,470	5,486
Total assets held for sale or contribution	$373,664	$669,688
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$5,250	$10,631

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	March 31, 2022			December 31, 2021
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (2)	Outstanding (3)	Interest Rate (1)	Term (2)	Outstanding (3)
Credit facilities	-	-	$-	0.8%	1.6	$491,393
Senior notes	1.6%	11.2	16,341,307	1.7%	11.6	14,981,690
Term loans and unsecured other	0.5%	3.9	1,751,284	0.5%	4.2	1,825,195
Secured mortgage	3.6%	5.8	275,947	5.1%	4.7	416,776
Total	1.5%	10.4	$18,368,538	1.6%	10.4	$17,715,054

(1)

The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average term represents the remaining maturity in years on the debt outstanding at period end.

(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2022			December 31, 2021
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,340,388	7.3%	2.1%	$1,376,807	7.8%
Canadian dollar	2.9%	287,413	1.6%	2.7%	283,773	1.6%
Euro	1.0%	8,579,524	46.7%	1.0%	7,408,407	41.8%
Japanese yen	0.9%	2,721,840	14.8%	0.9%	2,878,542	16.2%
U.S. dollar	2.5%	5,439,373	29.6%	2.6%	5,767,525	32.6%
Total	1.5%	$18,368,538	100.0%	1.6%	$17,715,054	100.0%

Credit Facilities

We have two global senior credit facilities, the 2019 Global Facility and the 2021 Global Facility. We may draw in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $3.5 billion under the 2019 Global Facility and $1.0 billion under the 2021 Global Facility (both subject to currency fluctuations). The 2019 Global Facility is scheduled to initially mature in January 2023 and the 2021 Global Facility in April 2024; however, we may extend the maturity date for both facilities by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the 2019 Global Facility to $4.5 billion and the 2021 Global Facility to $2.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($451.7 million at March 31, 2022). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($615.9 million at March 31, 2022), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

Index

We refer to the 2019 Global Facility, the 2021 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Liquidity

The following table summarizes information about our available liquidity at March 31, 2022 (in millions):

Aggregate lender commitments
Credit Facilities	$4,876
Less:
Borrowings outstanding	-
Outstanding letters of credit	26
Current availability	$4,850
Cash and cash equivalents	1,913
Total liquidity	$6,763

Senior Notes

The following table summarizes the issuances of senior notes during the three months ended March 31, 2022 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
January	£60,000	$80,932	2.1%	20.0	December 2041
February (4)	€1,550,000	$1,768,240	1.0%	8.5	February 2024 – 2034
Total		$1,849,172	1.1%	9.0

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance date.

(4)	Net proceeds from the issuance of these notes were used to finance green projects eligible under our green bond framework, repay or refinance indebtedness and for general corporate purposes.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2022 and for each year through the period ended December 31, 2026, and thereafter were as follows at March 31, 2022 (in thousands):

	Unsecured
	Senior	Term Loans	Secured
Maturity	Notes	and Other	Mortgage	Total
2022 (1)	$333,030	$453,464	$5,681	$792,175
2023 (1)	-	136,211	29,193	165,404
2024	333,030	-	6,574	339,604
2025	41,063	-	146,933	187,996
2026	954,929	698,073	3,466	1,656,468
Thereafter	14,766,221	468,119	74,629	15,308,969
Subtotal	16,428,273	1,755,867	266,476	18,450,616
Unamortized premiums (discounts), net	(5,958)	-	10,288	4,330
Unamortized debt issuance costs, net	(81,008)	(4,583)	(817)	(86,408)
Total	$16,341,307	$1,751,284	$275,947	$18,368,538

Index

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at March 31, 2022 were subject to certain financial covenants under their related documents. At March 31, 2022, we were in compliance with all of our financial debt covenants.

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,194,891	$3,264,337	$7,231,219	$7,397,195	$139,675	$147,545
Other consolidated entities (1)	various	various	129,159	133,201	1,452,588	1,453,236	161,006	162,598
Prologis, L.P.			3,324,050	3,397,538	8,683,807	8,850,431	300,681	310,143
Limited partners in Prologis, L.P. (2)(3)			966,084	917,799	-	-	-	-
Prologis, Inc.			$4,290,134	$4,315,337	$8,683,807	$8,850,431	$300,681	$310,143

(1)

Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at March 31, 2022 and December 31, 2021 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)	We had 8.6 million Class A Units that were convertible into 8.0 million limited partnership units of the OP at March 31, 2022 and December 31, 2021.

(3)

There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 8.4 million shares of the Parent’s common stock, at March 31, 2022 and December 31, 2021. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plan of 4.5 million and 4.0 million at March 31, 2022 and December 31, 2021, respectively. See further discussion of LTIP Units in Note 7.

Index

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

We granted participation points for the 2022 – 2024 performance period in January 2022, with a fair value of $30.4 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 1.0% and an expected volatility of 31.0% for Prologis and 29.0% for the MSCI US REIT Index. The 2022 – 2024 performance period has an absolute maximum cap of $100 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement. Awards are in the form of common stock, restricted stock units, POP LTIP Units and LTIP Units.

The Outperformance Hurdle was met for the 2019 – 2021 performance period, which resulted in awards of $100.0 million being earned at December 31, 2021 and awarded in January 2022. Additionally, awards of $35.7 million were earned at December 31, 2021 and awarded in January 2022 for prior performance periods related to the compensation pool in excess of the initial award based on the terms of the POP awards granted prior to 2018. The tables below include POP awards that were earned but are unvested while any vested awards are reflected within the Consolidated Statements of Equity and Capital. The initial grant date fair value derived using a Monte Carlo valuation model was used in determining the grant date fair value per unit in the tables below.

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

Index

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the three months ended March 31, 2022 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2022	1,237	$87.87
Granted	490	119.86
Vested and distributed	(344)	89.80
Forfeited	(14)	100.82
Balance at March 31, 2022	1,369	$98.70

LTIP Units

The following table summarizes the activity for LTIP Units for the three months ended March 31, 2022 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2022	3,317	$61.65
Granted	988	95.90
Vested LTIP Units	(706)	86.88
Balance at March 31, 2022	3,599	$66.09

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2022	2021
Net earnings attributable to common stockholders – Basic	$1,149,254	$365,815
Net earnings attributable to exchangeable limited partnership units (1)	32,338	10,320
Adjusted net earnings attributable to common stockholders – Diluted	$1,181,592	$376,135

Weighted average common shares outstanding – Basic	740,368	738,998
Incremental weighted average effect on exchange of limited partnership units (1)	21,089	21,042
Incremental weighted average effect of equity awards	4,060	4,918
Weighted average common shares outstanding – Diluted (2)	765,517	764,958

Net earnings per share attributable to common stockholders:
Basic	$1.55	$0.50
Diluted	$1.54	$0.49

Index

	Three Months Ended
	March 31,
Prologis, L.P.	2022	2021
Net earnings attributable to common unitholders	$1,181,525	$376,083
Net earnings attributable to Class A Units	(12,415)	(3,991)
Net earnings attributable to common unitholders – Basic	1,169,110	372,092
Net earnings attributable to Class A Units	12,415	3,991
Net earnings attributable to exchangeable other limited partnership units	67	52
Adjusted net earnings attributable to common unitholders – Diluted	$1,181,592	$376,135

Weighted average common partnership units outstanding – Basic	753,159	751,679
Incremental weighted average effect on exchange of Class A Units	7,999	8,062
Incremental weighted average effect on exchange of other limited partnership units	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,060	4,918
Weighted average common units outstanding – Diluted (2)	765,517	764,958

Net earnings per unit attributable to common unitholders:
Basic	$1.55	$0.50
Diluted	$1.54	$0.49

(1)

Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
Class A Units	7,999	8,062
Other limited partnership units	299	299
Equity awards	5,839	7,179
Prologis, L.P.	14,137	15,540
Common limited partnership units	12,791	12,681
Prologis, Inc.	26,928	28,221

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	March 31, 2022		December 31, 2021
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$1,161	$664	$-
British pound sterling	10,476	2,268	5,361	3,492
Canadian dollar	1,741	3,261	2,856	1,790
Chinese renminbi	1	515	-	550
Euro	56,061	-	40,484	136
Japanese yen	31,104	-	23,341	-
Swedish krona	5,227	39	3,773	201

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	14,171	86	9,158	2,683
Canadian dollar	2,733	5,261	5,410	823

Interest rate swaps
Cash flow hedges
Euro	973	-	-	-
Total fair value of derivatives	$122,487	$12,591	$91,047	$9,675

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2022							2021
	CAD	EUR	GBP	JPY	SEK	Other	Total	CAD	EUR	GBP	JPY	SEK	Other	Total
Notional amounts at January 1 ($)	175	749	383	250	85	20	1,662	163	474	207	252	38	28	1,162
New contracts ($)	45	350	(21)	61	9	13	457	3	83	11	25	5	-	127
Matured, expired or settled contracts ($)	(16)	(182)	(19)	(22)	(4)	(4)	(247)	(11)	(36)	(16)	(20)	(4)	(4)	(91)
Notional amounts at March 31 ($)	204	917	343	289	90	29	1,872	155	521	202	257	39	24	1,198

Weighted average forward rate at March 31	1.27	1.19	1.27	104.39	9.30			1.32	1.23	1.33	102.66	8.59
Active contracts at March 31	81	93	77	85	84			58	74	53	68	51

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended
	March 31,
	2022	2021
Exercised contracts	32	25
Realized gains (losses) on the matured, expired or settled contracts	$15	$(1)
Unrealized gains on the change in fair value of outstanding contracts	$15	$38

Index

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2022				2021
	BRL	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	-	535	432	967	377	135	512
New contracts ($)	44	204	229	477	250	300	550
Matured, expired or settled contracts ($)	(44)	(125)	(100)	(269)	(63)	-	(63)
Notional amounts at March 31 ($)	-	614	561	1,175	564	435	999

Weighted average forward rate at March 31	-	1.26	1.35		1.29	1.38
Active contracts at March 31	-	7	5		7	4

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the three months ended March 31 (in millions):

	2022		2021
	EUR	Total	EUR	USD	Total
Notional amounts at January 1 ($)	165	165	165	250	415
New contracts ($)	1,004	1,004	-	-	-
Matured, expired or settled contracts ($)	(722)	(722)	-	-	-
Notional amounts at March 31 ($)	447	447	165	250	415

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	March 31, 2022	December 31, 2021
British pound sterling	$1,385	$624

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains, Net on the remeasurement of the unhedged portion of our debt and accrued interest, including euro and British pound sterling denominated debt (in millions):

	Three Months Ended
	March 31,
	2022	2021
Unrealized gains on the unhedged portion	$15	$46

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

Index

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2022	2021
Derivative net investment hedges	$4,093	$(5,266)
Debt designated as nonderivative net investment hedges	33,597	(6,402)
Cumulative translation adjustment	151,833	183,427
Total foreign currency translation gains, net	$189,523	$171,759

Cash flow hedges (1)	$4,422	$1,371
Our share of derivatives from unconsolidated co-investment ventures	8,927	3,450
Total unrealized gains on derivative contracts, net	$13,349	$4,821
Total change in other comprehensive income	$202,872	$176,580

(1)

We estimate an additional expense of $1.4 million will be reclassified to Interest Expense over the next 12 months from March 31, 2022, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Fair Value Measurements on a Recurring Basis

At March 31, 2022 and December 31, 2021, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2022 and December 31, 2021, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At March 31, 2022 and December 31, 2021, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At March 31, 2022 and December 31, 2021, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values. The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2022 and December 31, 2021, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The fair value of the senior notes decreased during the three months ended March 31, 2022 due to the increase in bond yields in the market as compared to the weighted average interest rates on our senior notes. The senior notes and secured mortgage debt may contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis based on market conditions and other factors.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$-	$-	$491,393	$491,429
Senior notes	16,341,307	15,232,910	14,981,690	15,151,781
Term loans and unsecured other	1,751,284	1,757,948	1,825,195	1,835,569
Secured mortgage	275,947	269,220	416,776	437,215
Total	$18,368,538	$17,260,078	$17,715,054	$17,915,994

Index

NOTE 10. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate Operations and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations. This operating segment represents the ownership and development of operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. Our Real Estate Operations segment also includes development activities that lead to rental operations, including land held for development and properties currently under development, and other real estate investments. Within this line of business, we utilize the following: (i) our land bank; (ii) the development and leasing expertise of our local teams; and (iii) our customer relationships.

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

Index

The following reconciliations are presented in thousands:

	Three Months Ended March 31,
	2022	2021
Revenues:
Real estate operations segment:
U.S.	$1,038,991	$975,083
Other Americas	22,191	23,893
Europe	12,008	18,856
Asia	12,013	10,523
Total real estate operations segment	1,085,203	1,028,355
Strategic capital segment:
U.S.	50,635	33,983
Other Americas	11,653	10,663
Europe	46,196	43,429
Asia	25,441	31,886
Total strategic capital segment	133,925	119,961

Total revenues	1,219,128	1,148,316

Segment net operating income:
Real estate operations segment:
U.S. (1)	771,210	709,303
Other Americas	16,107	17,595
Europe	3,970	13,191
Asia	8,653	6,938
Total real estate operations segment	799,940	747,027
Strategic capital segment:
U.S. (1)	27,677	8,302
Other Americas	7,374	7,906
Europe	32,463	32,171
Asia	14,600	22,132
Total strategic capital segment	82,114	70,511

Total segment net operating income	882,054	817,538

Reconciling items:
General and administrative expenses	(74,646)	(78,032)
Depreciation and amortization expenses	(396,647)	(397,575)
Gains on dispositions of development properties and land, net	210,206	173,643
Gains on other dispositions of investments in real estate, net	584,835	16,623
Operating income	1,205,802	532,197

Earnings from unconsolidated entities, net	76,962	67,049
Interest expense	(64,064)	(71,281)
Interest and other income, net	1,053	4,746
Foreign currency and derivative gains, net	47,356	80,152
Losses on early extinguishment of debt, net	(18,165)	(187,453)
Earnings before income taxes	$1,248,944	$425,410

Index

	March 31, 2022	December 31, 2021
Segment assets:
Real estate operations segment:
U.S.	$44,170,370	$44,136,140
Other Americas	1,212,592	1,148,371
Europe	1,871,785	1,837,800
Asia	973,745	965,854
Total real estate operations segment	48,228,492	48,088,165
Strategic capital segment: (2)
U.S.	11,666	11,984
Europe	25,280	25,280
Asia	277	299
Total strategic capital segment	37,223	37,563
Total segment assets	48,265,715	48,125,728

Reconciling items:
Investments in and advances to unconsolidated entities	8,679,011	8,610,958
Assets held for sale or contribution	373,664	669,688
Cash and cash equivalents	1,912,750	556,117
Other assets	548,731	523,729
Total reconciling items	11,514,156	10,360,492
Total assets	$59,779,871	$58,486,220

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at March 31, 2022 and December 31, 2021.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2022 and 2021 included the following:

•

We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $3.7 million in 2022 and $4.6 million in 2021 for both assets and liabilities.

•	We capitalized $10.6 million and $8.5 million in 2022 and 2021, respectively, of equity-based compensation expense.

•

We received $216.4 million and $39.1 million in 2022 and 2021, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 3.

•	We issued 0.1 million shares in 2022 and less than 0.1 million shares in 2021 of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

We paid $62.9 million and $89.5 million for interest, net of amounts capitalized, during the three months ended March 31, 2022 and 2021, respectively.

We paid $30.7 million and $35.8 million for income taxes, net of refunds, during the three months ended March 31, 2022 and 2021, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2022, the related consolidated statements of income, comprehensive income, and equity for the three-month periods ended March 31, 2022 and 2021, the related consolidated statements of cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 26, 2022

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of March 31, 2022, the related consolidated statements of income, comprehensive income, and capital for the three-month periods ended March 31, 2022 and 2021, the related consolidated statements of cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Operating Partnership as of December 31, 2021, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 26, 2022

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including increased development costs due to additional regulatory requirements related to climate change; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to the coronavirus (“COVID-19”) pandemic; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

MANAGEMENT’S OVERVIEW

We are the global leader in logistics real estate with a focus on high-barrier, high growth markets. We own, manage and develop well-located, high-quality logistics facilities in 19 countries across four continents. Our portfolio focuses on the world’s most vibrant centers of commerce and our scale across these locations allows us to respond to our customers’ diverse logistics requirements. Our teams actively manage our portfolio to provide comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We invest significant capital each year into new logistics properties principally through our development activity and third-party acquisitions. Our property dispositions allow us to recycle capital and contribute to self-funding these development and acquisition activities.

The broadening of e-commerce adoption is driving requirements for increased warehouse space to store and distribute goods. This has led to surging customer demand which has continued to outpace supply. We believe this demand surge is driven by three primary factors: (i) overall consumption and household growth; (ii) customer supply chains re-positioning to address the significant shift to e-commerce and heightened service expectations; and (iii) our customers’ desire for more supply chain resiliency. With the inventory-to-sales ratio below pre-pandemic levels, our customers not only need to build inventories to address this shortfall, but also build additional safety stock. We believe these forces will keep demand strong for years to come.

Index

The scale of our 1.0 billion square foot portfolio allows us to help our customers in several unique ways. We continue to focus on innovative ways to meet our customers’ needs through Prologis Essentials. This business includes product and service solutions for our customers’ operations, workforce, energy, transportation and data and analytic needs. Our integrated suite of solutions allows our customers to benefit from our global scale and leverage our strategic partnerships with vendors and local expertise to obtain services and products more efficiently. We use our proprietary data and analytics to provide our customers actionable insights on everything from inventory, shipping, security, communications management and fleet visibility.

Prologis Essentials has a strong sustainability component to its suite of services, which supports our customers’ progress toward their sustainability goals. This includes new development and redevelopment of buildings to specifications that align with leading sustainable building standards and implementation of energy solutions such as solar power and LED lighting. We also are facilitating the introduction of electric vehicle (“EV”) fleets in logistics by making long-term investments in our portfolio and talent to be well prepared for the future of EV trucking and logistics.

At March 31, 2022, our total O&M portfolio at 100%, including properties and development projects, totaled $104.1 billion (based on gross book value and total expected investment (“TEI”) at completion) across 1.0 billion square feet (93 million square meters) and four continents. Our share of the total O&M portfolio was $65.5 billion. We lease modern logistics facilities to a diverse base of approximately 5,800 customers.

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

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the three months ended March 31, 2022, within the consolidated operating portfolio, the weighted average lease term was 61 months. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents as leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to the requirements of our current and future customers and deepen our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; and (iv) our ability to integrate sustainable design features and practices that result in cost-savings and operational efficiencies for our customers to help them reach their sustainability goals. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the net asset value of our Real Estate Operations segment. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Index

Strategic Capital

Our strategic capital segment allows us to partner with many of the world’s largest institutional investors. Our strategic capital business is capitalized principally through private and public equity comprised of 95% perpetual open-ended or long-term ventures and two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico). We align our interests with our partners by holding significant ownership interests in all of our eight unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

This segment produces durable, long-term cash flows and generally contributes 10% to 15% of our recurring consolidated revenues, earnings and FFO. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset management and property management services. Asset management fees are primarily driven by the real estate valuation of the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture or upon liquidation based primarily on the appreciation of the portfolio. We plan to profitably grow this business by increasing our assets under management in existing or new ventures. The majority of strategic capital revenues are generated outside the U.S.

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

•

Rent Growth. We expect rents in our markets to continue to grow due to the increasing demand for well-located logistics real estate. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future incremental organic NOI growth. We estimate that our net effective lease mark-to-market is approximately 47%, which represents the growth rate from in-place rents to current market rents based on our weighted average ownership of the O&M portfolio at March 31, 2022. Therefore, even if there was no additional rent growth in the future, we expect our lease renewals to translate into significant increases in future rental income, on a consolidated basis and through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013.

•

Value Creation from Development. A successful development and redevelopment program requires maintaining control of well-located land and redevelopment sites and sourcing a future pipeline through acquisition opportunities, including our innovative approach with Covered Land Plays, which are income producing assets acquired with the intention to redevelop for higher and better use as industrial properties. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgement of market conditions, opportunities and risks. We believe that the carrying value of our global land bank is meaningfully below its current fair value. Due to the strategic nature of our global land bank, development expertise of our teams and strength of our customer relationships, we expect to create value as we build new properties.

We measure the estimated value creation of a development project as the margin above our TEI. Based on our current estimates, our consolidated land, including options and Covered Land Plays, has the potential to support the development of $24.6 billion ($27.8 billion on an O&M basis) of TEI of new logistics space. As properties stabilize, we expect to realize the value creation principally through contributions to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio. Our investment in the development portfolio was $3.3 billion at March 31, 2022.

•

Strategic Capital Advantages. We continue to successfully raise capital to support the long-term growth of the co-investment ventures while maintaining our substantial investments in these vehicles. At March 31, 2022, the gross book value of the operating portfolio held by our eight unconsolidated co-investment ventures was $45.3 billion across 460 million square feet. The valuations of the real estate portfolios owned by the unconsolidated co-investment ventures increased significantly during 2021, and we have experienced the same trends in the first quarter of 2022. The increase in valuations translates into higher asset management fees. We expect that continued market rent growth may result in an increase in the asset valuations of the unconsolidated co-investment ventures, which will drive significant returns to the investors and increase the potential for earning promote revenues over the next couple of years. Our Strategic Capital business generates durable fee streams, with asset management fees marked to fair values each quarter, all while requiring minimal capital other than our investment in the venture.

Index

•

Balance Sheet Strength. At March 31, 2022, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average effective interest rate was 1.5%, primarily as a result of our refinancing activities over the last several years. Through our refinancing activities we have substantially addressed all our debt maturities through 2026 and have taken advantage of low interest rates. At March 31, 2022, we had total available liquidity of $6.8 billion and continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant capacity to capitalize on value-added investment opportunities as they arise.

•

Economies of Scale from Growth. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental general and administrative (“G&A”) expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate.

•

Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale to obtain procurement savings and innovating through data analytics and digitization efforts. Through Prologis Essentials we support our customers through service and product offerings, including innovative solutions to operations, transport, technology, energy, and labor challenges that can make our customers’ decision process easier and their enterprise more efficient. Additionally, we invest in sustainable logistics building design features and practices, such as the addition of solar panels, LED lighting and EV charging, that also allows us to assist our customers with their sustainability objectives.

SUMMARY OF 2022

Our financial condition and operating results were strong during the three months ended March 31, 2022. E-commerce continues to grow well above its historical average and demand for space is robust based on our proprietary data. Having the right logistics real estate in the right location is critical for our customers, which is evident with our O&M occupancy at 97.4% at March 31, 2022. O&M leasing activity continued to be strong for our O&M portfolio as we commenced approximately 49 million square feet of leases during the first quarter of 2022. Our outlook for the remainder of 2022 is equally as promising as we expect further increases in market rents and asset valuations to drive our operating results as well as our execution of profitable deployment activities. While the logistics markets remain strong, we are continuing to monitor the war in the Ukraine and other events around the globe and to date we have not seen an impact on our business. We have been contributing to refugee assistance efforts, including providing space to local nonprofits under our Space for Good program and staying close to colleagues personally affected by the conflict.

During the three months ended March 31, 2022, we generated net proceeds of $1.7 billion and realized net gains of $795 million, principally from the contribution of properties to our unconsolidated co-investment venture in Europe and dispositions of non-strategic assets to third parties in the U.S.

We completed the following consolidated financing activities that included the issuance of $1.8 billion of senior notes (principal in millions). At March 31, 2022, the weighted average remaining maturity was 10 years and the weighted average effective interest rate was 1.5% for our consolidated debt:

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
January	£60	$81	2.1%	20.0	December 2041
February (4)	€1,550	$1,768	1.0%	8.5	February 2024 – 2034
Total		$1,849	1.1%	9.0

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance date.

Index

(4)	Net proceeds from the issuance of these notes were used to finance green projects eligible under our green bond framework, repay or refinance indebtedness and for general corporate purposes.

At March 31, 2022, we had total available liquidity of $6.8 billion, principally due to aggregate availability under our credit facilities of $4.9 billion and unrestricted cash balances of $1.9 billion.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

	2022	2021
Real Estate Operations – NOI	$800	$747
Strategic Capital – NOI	82	71
General and administrative expenses	(74)	(78)
Depreciation and amortization expenses	(397)	(398)
Operating income before gains on real estate transactions, net	411	342
Gains on dispositions of development properties and land, net	210	174
Gains on other dispositions of investments in real estate, net	585	16
Operating income	$1,206	$532

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

Below are the components of Real Estate Operations NOI for the three months ended March 31, derived directly from line items in the Consolidated Financial Statements (in millions):

	2022	2021
Rental revenues	$1,077	$1,022
Development management and other revenues	8	6
Rental expenses	(276)	(278)
Other expenses	(9)	(3)
Real Estate Operations – NOI	$800	$747

Index

The change in Real Estate Operations (“REO”) NOI for the three months ended March 31, 2022 compared to the same period in 2021 of $53 million was impacted by the following activities (in millions):

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

(2)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2021 through March 31, 2022.

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the three months ended March 31 (dollars and square feet in millions):

	2022	2021
Starts:
Number of new development buildings during the period	31	13
Square feet	7	5
TEI	$1,041	$556
Percentage of build-to-suits based on TEI	36.6%	59.9%

Stabilizations:
Number of development buildings stabilized during the period	6	13
Square feet	3	4
TEI	$197	$372
Percentage of build-to-suits based on TEI	51.2%	15.8%
Weighted average stabilized yield (1)	6.0%	5.8%
Estimated value at completion	$360	$533
Estimated weighted average margin (2)	82.9%	43.2%
Estimated value creation	$163	$161

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)

Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI.

At March 31, 2022, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before September 2023 with a TEI of $5.5 billion and was 51.2% leased. Our investment in the development portfolio was $3.3 billion at March 31, 2022, leaving $2.2 billion remaining to be spent. The rise in construction costs that began in 2021 has continued into the first quarter of 2022. Our procurement capabilities have allowed us to minimize the impact on our development activities. We continue to maintain high margins as a result of lower capitalization rates and higher market rents.

Capital Expenditures

We capitalize costs incurred in improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes capitalized expenditures, excluding development costs, and property improvements per average square foot of our consolidated operating properties during each quarter:

Strategic Capital

This operating segment includes revenues from asset management and property management services performed, transactional services for acquisition, disposition and leasing activity and promote revenue earned from the unconsolidated entities. Revenues associated with the Strategic Capital segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties and other transactional activity including foreign currency exchange rates and timing of promotes. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital segment through Strategic Capital Expenses and to the Real Estate Operations segment through Rental Expenses based on the

Index

square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 3 to the Consolidated Financial Statements.

Below are the components of Strategic Capital NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2022	2021
Strategic capital revenues	$134	$120
Strategic capital expenses	(52)	(49)
Strategic Capital – NOI	$82	$71

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the three months ended March 31 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Strategic capital revenues ($)
Recurring fees (2)	42	30	11	9	43	36	20	19	116	94
Transactional fees (3)	9	4	1	2	3	5	5	13	18	24
Promote revenue (4)	-	-	-	-	-	2	-	-	-	2
Total strategic capital revenues ($)	51	34	12	11	46	43	25	32	134	120
Strategic capital expenses ($)	(23)	(25)	(5)	(3)	(14)	(11)	(10)	(10)	(52)	(49)
Strategic Capital – NOI ($)	28	9	7	8	32	32	15	22	82	71

(1)	The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)

Recurring fees include asset management and property management fees. The increase in fees is due primarily to higher asset management fees driven by the increases in the fair value of the properties based on third party valuations.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. An increase in asset valuations in the co-investment ventures is one of the significant drivers of returns that can translate into earning future promote revenues. Approximately 40% of the promote earned by us from the co-investment ventures is paid to our employees as a combination of cash and stock awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

G&A Expenses

G&A expenses were $74 million and $78 million for the three months ended March 31, 2022 and 2021, respectively. We capitalize certain internal costs, including salaries and related expenses, that are incremental and directly related to the development activities.

The following table summarizes capitalized G&A for the three months ended March 31 (dollars in millions):

	2022	2021
Building and land development activities	$25	$25
Operating building improvements and other	11	7
Total capitalized G&A expenses	$36	$32
Capitalized salaries and related costs as a percent of total salaries and related costs	23.4%	21.1%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $397 million and $398 million for the three months ended March 31, 2022 and 2021, respectively.

The change in depreciation and amortization expenses during the three months ended March 31, 2022 from the same period in 2021 of approximately $1 million was impacted by the following activities (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $210 million and $174 million for the three months ended March 31, 2022 and 2021, respectively, and primarily included gains from the contribution of properties we developed to our unconsolidated co-investment ventures in Europe and Japan. Gains on other dispositions of investments in real estate were $585 million and $16 million for the three months ended March 31, 2022 and 2021, respectively, and included sales of non-strategic operating properties. We utilized the proceeds from these transactions primarily to fund our development activities during both periods. See Note 2 to the Consolidated Financial Statements for further information on these transactions.

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

	March 31, 2022			December 31, 2021
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,297	446	97.7%	2,300	446	98.2%
Unconsolidated	2,003	460	97.2%	1,987	456	97.3%
Total	4,300	906	97.4%	4,287	902	97.7%

Index

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

We define our same store population for the three months ended March 31, 2022 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2021 and owned throughout the same three-month period in both 2021 and 2022. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2021) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2022	2021	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,077	$1,022
Rental expenses	(276)	(278)
Consolidated Property NOI	801	744

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(106)	(85)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	635	594
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(511)	(489)
Prologis Share of Same Store Property NOI – Net Effective (2)	$819	$764	7.1%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(20)	(28)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(16)	(20)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	13	16
Prologis Share of Same Store Property NOI – Cash (2)(3)	$796	$732	8.7%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at March 31, 2022 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $77 million and $67 million for the three months ended March 31, 2022 and 2021, respectively.

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

See the discussion of our unconsolidated entities above in the Strategic Capital segment discussion and in Note 3 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2022	2021
Gross interest expense	$73	$79
Amortization of debt discount and debt issuance costs, net	2	2
Capitalized amounts	(11)	(10)
Net interest expense	$64	$71
Weighted average effective interest rate during the period	1.6%	1.8%

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

The following table details our foreign currency and derivative gains, net for the three months ended March 31 (in millions):

	2022	2021
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$15	$(1)
Losses on the settlement of transactions with third parties	(1)	-
Total realized foreign currency and derivative gains (losses), net	14	(1)

Unrealized foreign currency and derivative gains (losses), net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	30	84
Gains (losses) on remeasurement of certain assets and liabilities	3	(3)
Total unrealized foreign currency and derivative gains, net	33	81
Total foreign currency and derivative gains, net	$47	$80

See Note 9 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in the local, state and foreign jurisdictions in which we operate. Our current income tax expense (benefit) fluctuates from period to period based primarily on the timing of our taxable income, including gains on the disposition of properties and fees earned from the co-investment ventures. Deferred income tax expense

Index

(benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries.

The following table summarizes our income tax expense (benefit) for the three months ended March 31 (in millions):

	2022	2021
Current income tax expense (benefit):
Income tax expense	$23	$14
Income tax expense (benefit) on dispositions	(1)	8
Income tax expense on dispositions related to acquired tax liabilities	-	3
Total current income tax expense	22	25

Deferred income tax expense (benefit):
Income tax expense	7	4
Income tax benefit on dispositions related to acquired tax liabilities	-	(3)
Total deferred income tax expense	7	1
Total income tax expense	$29	$26

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $69 million and $32 million for the three months ended March 31, 2022 and 2021, respectively. Included in these amounts were $32 million and $10 million for the three months ended March 31, 2022 and 2021, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) during the three months ended March 31, 2022 and 2021, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments, that when designated the change in fair value is included in AOCI/L.

See Note 9 to the Consolidated Financial Statements for more information on changes in other comprehensive income (loss) and about our derivative and nonderivative transactions.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2022, 124 properties in our development portfolio were 51.2% leased with a current investment of $3.3 billion and a TEI of $5.5 billion when completed and leased, leaving $2.2 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land;

•	the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties;

•	capital expenditures and leasing costs on properties in our operating portfolio;

Index

•	repayment of debt and scheduled principal payments of $792 million in the remainder of 2022 and $165 million in 2023;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures; and

•

acquisition of operating properties or portfolios of operating properties (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures).

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes;

•	distributions received from co-investment ventures;

•	proceeds from contributions of properties to current or future co-investment ventures;

•	proceeds from the disposition of properties or other investments to third parties;

•	available unrestricted cash balances ($1.9 billion at March 31, 2022);

•	borrowing capacity under our current credit facility arrangements ($4.9 billion available at March 31, 2022); and

•	proceeds from the issuance of debt.

Long-term, we may also voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. We may also fund our cash needs from the issuance of equity securities, subject to market conditions, and through the sale of a portion of our investments in co-investment ventures.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	March 31, 2022			December 31, 2021
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,340	7.3%	2.1%	$1,377	7.8%
Canadian dollar	2.9%	288	1.6%	2.7%	284	1.6%
Euro	1.0%	8,580	46.7%	1.0%	7,408	41.8%
Japanese yen	0.9%	2,722	14.8%	0.9%	2,879	16.2%
U.S. dollar	2.5%	5,439	29.6%	2.6%	5,767	32.6%
Total debt (1)	1.5%	$18,369	100.0%	1.6%	$17,715	100.0%

(1)	The weighted average remaining maturity for total debt outstanding at March 31, 2022 and December 31, 2021 was 10 years.

Our credit ratings at March 31, 2022, were A3 from Moody’s with a stable outlook and A- from Standard & Poor’s with a positive outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At March 31, 2022, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

Index

The following table summarizes the remaining equity commitments at March 31, 2022 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$2,125	$2,125	2023 – 2025 (2)
Prologis European Logistics Fund	-	1,723	1,723	2023 – 2025 (2)
Prologis China Core Logistics Fund	-	134	134	2022 – 2024 (2)
Prologis China Logistics Venture	272	1,543	1,815	2023 – 2028
Prologis Brazil Logistics Venture	47	188	235	2026
Total	$319	$5,713	$6,032

(1)	The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at March 31, 2022.

(2)	Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2022	2021
Net cash provided by operating activities	$842	$817
Net cash provided by (used in) investing activities	$283	$(107)
Net cash provided by (used in) financing activities	$242	$(592)
Net increase in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$1,357	$78

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the three months ended March 31, 2022 and 2021:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Operations segment are impacted by our acquisition, development and disposition activities which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $37 million in both 2022 and 2021.

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

•

G&A expenses and equity-based compensation awards. We incurred $74 million and $78 million of G&A expenses in 2022 and 2021, respectively. We recognized equity-based, noncash compensation expenses of $41 million and $35 million in 2022 and 2021, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $96 million and $116 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2022 and 2021, respectively.

•	Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $63 million and $90 million in 2022 and 2021, respectively.

•	Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $31 million and $36 million in 2022 and 2021, respectively.

Index

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that included the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of operating properties. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures further discussed above. Acquisition activity included land for future development, operating properties and other real estate assets, including Covered Land Plays to support increased development activities in the future. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the three months ended March 31, 2022 and 2021:

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $35 million and $142 million in 2022 and 2021, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $14 million and $38 million in 2022 and 2021, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the three months ended March 31 (in millions):

	2022	2021
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$174	$2
Secured mortgage debt	159	285
Senior notes	-	1,645
Total	$333	$1,932

Proceeds from the issuance of debt
Senior notes	$1,841	$2,030
Total	$1,841	$2,030

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $7.9 billion at March 31, 2022. These ventures had total third-party debt of $12.0 billion at March 31, 2022 with a weighted average remaining maturity of 8 years and weighted average interest rate of 2.6%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 25.4% at March 31, 2022 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At March 31, 2022, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.79 and $0.63 per common share in the first quarter of 2022 and 2021, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

Index

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in both the first quarter of 2022 and 2021.

At March 31, 2022, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Index

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

Index

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

	2022	2021
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,149	$366

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	385	388
Gains on other dispositions of investments in real estate, net of taxes	(589)	(16)
Reconciling items related to noncontrolling interests	17	(19)
Our share of reconciling items included in earnings related to unconsolidated entities	82	79
NAREIT defined FFO attributable to common stockholders/unitholders	1,044	798

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(33)	(81)
Deferred income tax expense	7	1
Current income tax expense on dispositions related to acquired tax liabilities	-	3
Our share of reconciling items included in earnings related to unconsolidated entities	-	(1)
FFO, as modified by Prologis attributable to common stockholders/unitholders	1,018	720

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(210)	(174)
Current income tax expense on dispositions	4	8
Losses on early extinguishment of debt and other, net	18	187
Reconciling items related to noncontrolling interests	4	-
Our share of reconciling items included in earnings related to unconsolidated entities	-	1
Core FFO attributable to common stockholders/unitholders	$834	$742

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. See also Note 9 in the Consolidated Financial Statements in Item 1 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at March 31, 2022. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At March 31, 2022, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we

Index

had minimal net equity denominated in a currency other than the U.S. dollar.

For the three months ended March 31, 2022, $120 million or 9.8% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen and have an aggregate notional amount of $1.9 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar.  Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $187 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At March 31, 2022, $16.7 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At March 31, 2022, $1.7 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at March 31, 2022 (dollars in millions):

	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt	$459	$29	$7	$188	$16,062	$16,745	$15,552
Weighted average interest rate (1)	-0.3%	3.6%	3.8%	3.1%	1.7%	1.7%

Variable rate debt
Term loans	$-	$136	$-	$-	$904	$1,040	$1,040
Senior notes	333	-	333	-	-	666	668
Total variable rate debt	$333	$136	$333	$-	$904	$1,706	$1,708

(1)

The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at March 31, 2022 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At March 31, 2022, the weighted average effective interest rate on our variable rate debt was 0.4%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the quarter ended March 31, 2022, which equates to a change in interest rates of 4 basis points on our average outstanding variable rate debt balances and less than 1 basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At March 31, 2022, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2022, we issued 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

4.1	Form of Officers’ Certificate related to the Floating Rate Notes due 2024 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.2	Form of Floating Rate Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.3	Form of Officers’ Certificate related to the 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.4	Form of 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.5	Form of Officers’ Certificate related to the 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.6	Form of 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ Timothy D. Arndt
Timothy D. Arndt
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Managing Director and Chief Accounting Officer

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Timothy D. Arndt
Timothy D. Arndt
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Managing Director and Chief Accounting Officer

Date: April 26, 2022