Form 10-Q
period 2022-06-30
Prologis, Inc.; Prologis, L.P.
filed 2022-08-08
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Prologis, Inc.’s common stock outstanding at August 4, 2022, was approximately 740,378,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2022, the Parent owned 97.28% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.72% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Investments in real estate properties	$55,271,030	$53,005,190
Less accumulated depreciation	8,251,995	7,668,187
Net investments in real estate properties	47,019,035	45,337,003
Investments in and advances to unconsolidated entities	8,443,644	8,610,958
Assets held for sale or contribution	403,617	669,688
Net investments in real estate	55,866,296	54,617,649

Cash and cash equivalents	437,515	556,117
Other assets	3,460,006	3,312,454
Total assets	$59,763,817	$58,486,220

LIABILITIES AND EQUITY
Liabilities:
Debt	$18,040,832	$17,715,054
Accounts payable and accrued expenses	1,042,086	1,252,767
Other liabilities	1,806,961	1,776,189
Total liabilities	20,889,879	20,744,010

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2022 and December 31, 2021	63,948	63,948
Common stock; $0.01 par value; 740,360 shares and 739,827 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	7,404	7,398
Additional paid-in capital	35,573,940	35,561,608
Accumulated other comprehensive loss	(328,761)	(878,253)
Distributions in excess of net earnings	(740,764)	(1,327,828)
Total Prologis, Inc. stockholders’ equity	34,575,767	33,426,873
Noncontrolling interests	4,298,171	4,315,337
Total equity	38,873,938	37,742,210
Total liabilities and equity	$59,763,817	$58,486,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental	$1,093,452	$1,014,763	$2,170,313	$2,036,419
Strategic capital	156,239	129,387	290,164	249,348
Development management and other	2,389	6,692	10,731	13,391
Total revenues	1,252,080	1,150,842	2,471,208	2,299,158
Expenses:
Rental	270,465	245,133	546,139	523,017
Strategic capital	57,052	45,099	108,863	94,549
General and administrative	83,114	74,342	157,760	152,374
Depreciation and amortization	402,313	392,736	798,960	790,311
Other	11,621	7,194	21,210	10,638
Total expenses	824,565	764,504	1,632,932	1,570,889

Operating income before gains on real estate transactions, net	427,515	386,338	838,276	728,269
Gains on dispositions of development properties and land, net	105,802	187,361	316,008	361,004
Gains on other dispositions of investments in real estate, net	-	127,167	584,835	143,790
Operating income	533,317	700,866	1,739,119	1,233,063

Other income (expense):
Earnings from unconsolidated entities, net	79,594	72,419	156,556	139,468
Interest expense	(60,293)	(68,412)	(124,357)	(139,693)
Interest and other income, net	6,227	715	7,280	5,461
Foreign currency and derivative gains (losses), net	138,155	(6,080)	185,511	74,072
Losses on early extinguishment of debt, net	(730)	-	(18,895)	(187,453)
Total other income (expense)	162,953	(1,358)	206,095	(108,145)
Earnings before income taxes	696,270	699,508	1,945,214	1,124,918
Income tax expense	(49,834)	(49,195)	(79,056)	(74,912)
Consolidated net earnings	646,436	650,313	1,866,158	1,050,006
Less net earnings attributable to noncontrolling interests	35,043	50,137	103,980	82,483
Net earnings attributable to controlling interests	611,393	600,176	1,762,178	967,523
Less preferred stock dividends	1,538	1,551	3,069	3,083
Net earnings attributable to common stockholders	$609,855	$598,625	$1,759,109	$964,440

Weighted average common shares outstanding – Basic	740,637	739,190	740,506	739,105
Weighted average common shares outstanding – Diluted	766,074	764,652	765,859	764,724

Net earnings per share attributable to common stockholders – Basic	$0.82	$0.81	$2.38	$1.30

Net earnings per share attributable to common stockholders – Diluted	$0.82	$0.81	$2.36	$1.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Consolidated net earnings	$646,436	$650,313	$1,866,158	$1,050,006
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	332,517	(18,586)	522,040	153,173
Unrealized gains on derivative contracts, net	28,979	4,810	42,328	9,631
Comprehensive income	1,007,932	636,537	2,430,526	1,212,810
Net earnings attributable to noncontrolling interests	(35,043)	(50,137)	(103,980)	(82,483)
Other comprehensive loss (income) attributable to noncontrolling interests	(9,137)	207	(14,876)	(4,185)
Comprehensive income attributable to common stockholders	$963,752	$586,607	$2,311,670	$1,126,142

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

 PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended June 30, 2022 and 2021

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2022	$63,948	740,189	$7,402	$35,546,263	$(681,120)	$(764,425)	$4,290,134	$38,462,202
Consolidated net earnings	-	-	-	-	-	611,393	35,043	646,436
Effect of equity compensation plans	-	36	1	16,900	-	-	24,452	41,353
Capital contributions	-	-	-	-	-	-	10,649	10,649
Redemption of noncontrolling interests	-	135	1	6,272	-	-	(29,992)	(23,719)
Foreign currency translation gains, net	-	-	-	-	324,163	-	8,354	332,517
Unrealized gains on derivative contracts, net	-	-	-	-	28,196	-	783	28,979
Reallocation of equity	-	-	-	4,505	-	-	(4,505)	-
Dividends ($0.79 per common share) and other distributions	-	-	-	-	-	(587,732)	(36,747)	(624,479)
Balance at June 30, 2022	$63,948	740,360	$7,404	$35,573,940	$(328,761)	$(740,764)	$4,298,171	$38,873,938

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2021	$63,948	739,746	$7,397	$35,454,066	$(1,021,551)	$(2,495,343)	$4,376,686	$36,385,203
Consolidated net earnings	-	-	-	-	-	600,176	50,137	650,313
Effect of equity compensation plans	-	(780)	(8)	9,263	-	-	17,265	26,520
Capital contributions	-	-	-	-	-	-	4,241	4,241
Redemption of noncontrolling interests	-	54	1	2,362	-	-	(76,558)	(74,195)
Consolidation of other venture	-	-	-	-	-	-	25,759	25,759
Foreign currency translation losses, net	-	-	-	-	(18,255)	-	(331)	(18,586)
Unrealized gains on derivative contracts, net	-	-	-	-	4,686	-	124	4,810
Reallocation of equity	-	-	-	(32,847)	-	-	32,847	-
Dividends ($0.63 per common share) and other distributions	-	-	-	(1)	-	(468,181)	(55,079)	(523,261)
Balance at June 30, 2021	$63,948	739,020	$7,390	$35,432,843	$(1,035,120)	$(2,363,348)	$4,375,091	$36,480,804

Six Months Ended June 30, 2022 and 2021

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2022	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-	-	-	-	-	1,762,178	103,980	1,866,158
Effect of equity compensation plans	-	326	4	21,117	-	-	60,399	81,520
Capital contributions	-	-	-	-	-	-	11,083	11,083
Redemption of noncontrolling interests	-	207	2	9,572	-	-	(59,562)	(49,988)
Foreign currency translation gains, net	-	-	-	-	508,315	-	13,725	522,040
Unrealized gains on derivative contracts, net	-	-	-	-	41,177	-	1,151	42,328
Reallocation of equity	-	-	-	(18,347)	-	-	18,347	-
Dividends ($1.58 per common share) and other distributions	-	-	-	(10)	-	(1,175,114)	(166,289)	(1,341,413)
Balance at June 30, 2022	$63,948	740,360	$7,404	$35,573,940	$(328,761)	$(740,764)	$4,298,171	$38,873,938

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2021	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	967,523	82,483	1,050,006
Effect of equity compensation plans	-	(420)	(5)	13,302	-	-	44,563	57,860
Capital contributions	-	-	-	-	-	-	4,361	4,361
Redemption of noncontrolling interests	-	59	1	2,595	-	-	(108,163)	(105,567)
Consolidation of other venture	-	-	-	-	-	-	25,759	25,759
Foreign currency translation gains, net	-	-	-	-	149,244	-	3,929	153,173
Unrealized gains on derivative contracts, net	-	-	-	-	9,375	-	256	9,631
Reallocation of equity	-	-	-	(71,663)	-	-	71,663	-
Dividends ($1.26 per common share) and other distributions	-	-	-	(25)	-	(936,181)	(102,793)	(1,038,999)
Balance at June 30, 2021	$63,948	739,020	$7,390	$35,432,843	$(1,035,120)	$(2,363,348)	$4,375,091	$36,480,804

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Consolidated net earnings	$1,866,158	$1,050,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(72,666)	(72,910)
Equity-based compensation awards	78,352	58,521
Depreciation and amortization	798,960	790,311
Earnings from unconsolidated entities, net	(156,556)	(139,468)
Operating distributions from unconsolidated entities	192,210	196,751
Decrease (increase) in operating receivables from unconsolidated entities	(34,951)	6,585
Amortization of debt discounts and debt issuance costs, net	4,275	4,168
Gains on dispositions of development properties and land, net	(316,008)	(361,004)
Gains on other dispositions of investments in real estate, net	(584,835)	(143,790)
Unrealized foreign currency and derivative gains, net	(154,965)	(83,382)
Losses on early extinguishment of debt, net	18,895	187,453
Deferred income tax expense	17,557	13,858
Decrease in accounts receivable and other assets	99,859	5,383
Decrease in accounts payable and accrued expenses and other liabilities	(110,808)	(46,579)
Net cash provided by operating activities	1,645,477	1,465,903
Investing activities:
Real estate development	(1,462,010)	(997,328)
Real estate acquisitions	(1,869,426)	(830,574)
Tenant improvements and lease commissions on previously leased space	(175,480)	(148,037)
Property improvements	(55,816)	(41,129)
Proceeds from dispositions and contributions of real estate	1,653,597	1,829,576
Investments in and advances to unconsolidated entities	(112,848)	(366,644)
Return of investment from unconsolidated entities	37,252	46,135
Proceeds from the settlement of net investment hedges	26,487	-
Payments on the settlement of net investment hedges	(771)	(8,000)
Net cash used in investing activities	(1,959,015)	(516,001)
Financing activities:
Proceeds from issuance of common stock	-	743
Dividends paid on common and preferred stock	(1,175,114)	(936,181)
Noncontrolling interests contributions	11,083	4,361
Noncontrolling interests distributions	(166,289)	(102,793)
Settlement of noncontrolling interests	(49,988)	(105,567)
Tax paid with shares withheld	(23,970)	(17,472)
Debt and equity issuance costs paid	(28,119)	(20,483)
Net proceeds from (payments on) credit facilities	127,454	(170,230)
Repurchase of and payments on debt	(751,114)	(2,185,209)
Proceeds from the issuance of debt	2,285,021	2,617,854
Net cash provided by (used in) financing activities	228,964	(914,977)

Effect of foreign currency exchange rate changes on cash	(34,028)	(31,565)
Net increase (decrease) in cash and cash equivalents	(118,602)	3,360
Cash and cash equivalents, beginning of period	556,117	598,086
Cash and cash equivalents, end of period	$437,515	$601,446

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2022	December 31, 2021
ASSETS
Investments in real estate properties	$55,271,030	$53,005,190
Less accumulated depreciation	8,251,995	7,668,187
Net investments in real estate properties	47,019,035	45,337,003
Investments in and advances to unconsolidated entities	8,443,644	8,610,958
Assets held for sale or contribution	403,617	669,688
Net investments in real estate	55,866,296	54,617,649

Cash and cash equivalents	437,515	556,117
Other assets	3,460,006	3,312,454
Total assets	$59,763,817	$58,486,220

LIABILITIES AND CAPITAL
Liabilities:
Debt	$18,040,832	$17,715,054
Accounts payable and accrued expenses	1,042,086	1,252,767
Other liabilities	1,806,961	1,776,189
Total liabilities	20,889,879	20,744,010

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	34,511,819	33,362,925
Limited partners – common	590,224	557,097
Limited partners – Class A common	374,526	360,702
Total partners’ capital	35,540,517	34,344,672
Noncontrolling interests	3,333,421	3,397,538
Total capital	38,873,938	37,742,210
Total liabilities and capital	$59,763,817	$58,486,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental	$1,093,452	$1,014,763	$2,170,313	$2,036,419
Strategic capital	156,239	129,387	290,164	249,348
Development management and other	2,389	6,692	10,731	13,391
Total revenues	1,252,080	1,150,842	2,471,208	2,299,158
Expenses:
Rental	270,465	245,133	546,139	523,017
Strategic capital	57,052	45,099	108,863	94,549
General and administrative	83,114	74,342	157,760	152,374
Depreciation and amortization	402,313	392,736	798,960	790,311
Other	11,621	7,194	21,210	10,638
Total expenses	824,565	764,504	1,632,932	1,570,889

Operating income before gains on real estate transactions, net	427,515	386,338	838,276	728,269
Gains on dispositions of development properties and land, net	105,802	187,361	316,008	361,004
Gains on other dispositions of investments in real estate, net	-	127,167	584,835	143,790
Operating income	533,317	700,866	1,739,119	1,233,063

Other income (expense):
Earnings from unconsolidated entities, net	79,594	72,419	156,556	139,468
Interest expense	(60,293)	(68,412)	(124,357)	(139,693)
Interest and other income, net	6,227	715	7,280	5,461
Foreign currency and derivative gains (losses), net	138,155	(6,080)	185,511	74,072
Losses on early extinguishment of debt, net	(730)	-	(18,895)	(187,453)
Total other income (expense)	162,953	(1,358)	206,095	(108,145)
Earnings before income taxes	696,270	699,508	1,945,214	1,124,918
Income tax expense	(49,834)	(49,195)	(79,056)	(74,912)
Consolidated net earnings	646,436	650,313	1,866,158	1,050,006
Less net earnings attributable to noncontrolling interests	17,612	33,284	54,278	55,362
Net earnings attributable to controlling interests	628,824	617,029	1,811,880	994,644
Less preferred unit distributions	1,538	1,551	3,069	3,083
Net earnings attributable to common unitholders	$627,286	$615,478	$1,808,811	$991,561

Weighted average common units outstanding – Basic	753,610	752,065	753,420	751,883
Weighted average common units outstanding – Diluted	766,074	764,652	765,859	764,724

Net earnings per unit attributable to common unitholders – Basic	$0.82	$0.81	$2.38	$1.30

Net earnings per unit attributable to common unitholders – Diluted	$0.82	$0.81	$2.36	$1.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Consolidated net earnings	$646,436	$650,313	$1,866,158	$1,050,006
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	332,517	(18,586)	522,040	153,173
Unrealized gains on derivative contracts, net	28,979	4,810	42,328	9,631
Comprehensive income	1,007,932	636,537	2,430,526	1,212,810
Net earnings attributable to noncontrolling interests	(17,612)	(33,284)	(54,278)	(55,362)
Other comprehensive loss (income) attributable to noncontrolling interests	640	(319)	485	157
Comprehensive income attributable to common unitholders	$990,960	$602,934	$2,376,733	$1,157,605

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended June 30, 2022 and 2021

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2022	1,279	$63,948	740,189	$34,108,120	12,949	$596,682	8,595	$369,402	$3,324,050	$38,462,202
Consolidated net earnings	-	-	-	611,393	-	10,823	-	6,608	17,612	646,436
Effect of equity compensation plans	-	-	36	16,901	1	24,452	-	-	-	41,353
Capital contributions	-	-	-	-	-	-	-	-	10,649	10,649
Redemption of limited partners units	-	-	135	6,273	(288)	(29,992)	-	-	-	(23,719)
Foreign currency translation gains (losses), net	-	-	-	324,163	-	5,472	-	3,522	(640)	332,517
Unrealized gains on derivative contracts, net	-	-	-	28,196	-	477	-	306	-	28,979
Reallocation of capital	-	-	-	4,505	-	(4,752)	-	247	-	-
Distributions ($0.79 per common unit) and other	-	-	-	(587,732)	-	(12,938)	-	(5,559)	(18,250)	(624,479)
Balance at June 30, 2022	1,279	$63,948	740,360	$34,511,819	12,662	$590,224	8,595	$374,526	$3,333,421	$38,873,938

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2021	1,279	$63,948	739,746	$31,944,569	12,856	$555,176	8,595	$348,048	$3,473,462	$36,385,203
Consolidated net earnings	-	-	-	600,176	-	10,397	-	6,456	33,284	650,313
Effect of equity compensation plans	-	-	(780)	9,255	30	17,265	-	-	-	26,520
Capital contributions	-	-	-	-	-	-	-	-	4,241	4,241
Redemption of limited partners units	-	-	54	2,363	(655)	(76,558)	-	-	-	(74,195)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Foreign currency translation gains (losses), net	-	-	-	(18,255)	-	(441)	-	(209)	319	(18,586)
Unrealized gains on derivative contracts, net	-	-	-	4,686	-	74	-	50	-	4,810
Reallocation of capital	-	-	-	(32,847)	-	34,667	-	(1,820)	-	-
Distributions ($0.63 per common unit) and other	-	-	-	(468,182)	-	(10,254)	-	(5,558)	(39,267)	(523,261)
Balance at June 30, 2021	1,279	$63,948	739,020	$32,041,765	12,231	$530,326	8,595	$346,967	$3,497,798	$36,480,804

Six Months Ended June 30, 2022 and 2021

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2022	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	1,762,178	-	30,679	-	19,023	54,278	1,866,158
Effect of equity compensation plans	-	-	326	21,121	838	60,399	-	-	-	81,520
Capital contributions	-	-	-	-	-	-	-	-	11,083	11,083
Redemption of limited partners units	-	-	207	9,574	(530)	(59,562)	-	-	-	(49,988)
Foreign currency translation gains (losses), net	-	-	-	508,315	-	8,694	-	5,516	(485)	522,040
Unrealized gains on derivative contracts, net	-	-	-	41,177	-	704	-	447	-	42,328
Reallocation of capital	-	-	-	(18,347)	-	18,392	-	(45)	-	-
Distributions ($1.58 per common unit) and other	-	-	-	(1,175,124)	-	(26,179)	-	(11,117)	(128,993)	(1,341,413)
Balance at June 30, 2022	1,279	$63,948	740,360	$34,511,819	12,662	$590,224	8,595	$374,526	$3,333,421	$38,873,938

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2021	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	967,523	-	16,674	-	10,447	55,362	1,050,006
Effect of equity compensation plans	-	-	(420)	13,297	1,085	44,563	-	-	-	57,860
Capital contributions	-	-	-	-	-	-	-	-	4,361	4,361
Redemption of limited partners units	-	-	59	2,596	(996)	(108,163)	-	-	-	(105,567)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Foreign currency translation gains (losses), net	-	-		149,244	-	2,470	-	1,616	(157)	153,173
Unrealized gains on derivative contracts, net	-	-	-	9,375	-	155	-	101	-	9,631
Reallocation of capital	-	-	-	(71,663)	-	71,297	-	366	-	-
Distributions ($1.26 per common unit) and other	-	-	-	(936,206)	-	(20,624)	-	(11,116)	(71,053)	(1,038,999)
Balance at June 30, 2021	1,279	$63,948	739,020	$32,041,765	12,231	$530,326	8,595	$346,967	$3,497,798	$36,480,804

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Consolidated net earnings	$1,866,158	$1,050,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(72,666)	(72,910)
Equity-based compensation awards	78,352	58,521
Depreciation and amortization	798,960	790,311
Earnings from unconsolidated entities, net	(156,556)	(139,468)
Operating distributions from unconsolidated entities	192,210	196,751
Decrease (increase) in operating receivables from unconsolidated entities	(34,951)	6,585
Amortization of debt discounts and debt issuance costs, net	4,275	4,168
Gains on dispositions of development properties and land, net	(316,008)	(361,004)
Gains on other dispositions of investments in real estate, net	(584,835)	(143,790)
Unrealized foreign currency and derivative gains, net	(154,965)	(83,382)
Losses on early extinguishment of debt, net	18,895	187,453
Deferred income tax expense	17,557	13,858
Decrease in accounts receivable and other assets	99,859	5,383
Decrease in accounts payable and accrued expenses and other liabilities	(110,808)	(46,579)
Net cash provided by operating activities	1,645,477	1,465,903
Investing activities:
Real estate development	(1,462,010)	(997,328)
Real estate acquisitions	(1,869,426)	(830,574)
Tenant improvements and lease commissions on previously leased space	(175,480)	(148,037)
Property improvements	(55,816)	(41,129)
Proceeds from dispositions and contributions of real estate	1,653,597	1,829,576
Investments in and advances to unconsolidated entities	(112,848)	(366,644)
Return of investment from unconsolidated entities	37,252	46,135
Proceeds from the settlement of net investment hedges	26,487	-
Payments on the settlement of net investment hedges	(771)	(8,000)
Net cash used in investing activities	(1,959,015)	(516,001)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	-	743
Distributions paid on common and preferred units	(1,212,410)	(967,921)
Noncontrolling interests contributions	11,083	4,361
Noncontrolling interests distributions	(128,993)	(71,053)
Redemption of common limited partnership units	(49,988)	(105,567)
Tax paid with shares of the Parent withheld	(23,970)	(17,472)
Debt and equity issuance costs paid	(28,119)	(20,483)
Net proceeds from (payments on) credit facilities	127,454	(170,230)
Repurchase of and payments on debt	(751,114)	(2,185,209)
Proceeds from the issuance of debt	2,285,021	2,617,854
Net cash provided by (used in) financing activities	228,964	(914,977)

Effect of foreign currency exchange rate changes on cash	(34,028)	(31,565)
Net increase (decrease) in cash and cash equivalents	(118,602)	3,360
Cash and cash equivalents, beginning of period	556,117	598,086
Cash and cash equivalents, end of period	$437,515	$601,446

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2022, the Parent owned a 97.28% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.72% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Accounting Pronouncements.

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board issued an Accounting Standard Update (“ASU”) that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). We refer to this transition as “reference rate reform.” The ASU was effective upon issuance on a prospective basis beginning January 1, 2020, and we elected to adopt the ASU over time as our reference rate reform activities occurred.

In March 2021, the Financial Conduct Authority formally announced that the publication of LIBOR was ending and confirmed that U.S. dollar LIBOR-indexed rates would cease to be published after June 30, 2023. In June 2022, we modified the base rate of the aggregate lender commitments in U.S. dollars from U.S. dollar LIBOR to SOFR for both of our global senior credit facilities. See Note 5 for more information on these modifications. There was no material impact on our Consolidated Financial Statements due to the adoption of this ASU. We do not anticipate modifying any derivative financial instruments, as none are impacted by this ASU at June 30, 2022.

Index

Proposed Merger. On June 11, 2022, we entered into a definitive agreement (the “Merger Agreement”) with Duke Realty Corporation (“Duke Realty”) and Duke Realty Limited Partnership. The purchase price consideration will be determined on the closing date as this is a stock-for-stock transaction based upon a fixed exchange ratio. The estimated acquisition price is approximately $25.5 billion including the assumption of debt. The transaction is subject to approval by the stockholders of Prologis and the shareholders of Duke Realty and other closing conditions and is expected to be consummated in the fourth quarter of 2022.

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2022	2021	2022	2021	2022	2021
Operating properties:
Buildings and improvements	455,186	444,413	2,350	2,310	$33,071,616	$32,159,514
Improved land					12,636,656	12,294,246
Development portfolio, including land costs:
Prestabilized	11,120	6,325	28	16	1,198,958	710,091
Properties under development	33,476	28,638	99	83	2,266,480	2,019,249
Land (1)					2,855,734	2,519,590
Other real estate investments (2)					3,241,586	3,302,500
Total investments in real estate properties					55,271,030	53,005,190
Less accumulated depreciation					8,251,995	7,668,187
Net investments in real estate properties					$47,019,035	$45,337,003

(1)	At June 30, 2022 and December 31, 2021, our land was comprised of 6,114 and 6,227 acres, respectively.

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

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of operating properties	12	10	13	11
Square feet	1,491	2,088	1,794	2,113
Acquisition cost of net investments in real estate, excluding land and other real estate investments	$181,881	$284,106	$264,082	$289,149

Acres of land	628	445	1,206	706
Acquisition cost of land	$801,860	$351,709	$984,144	$575,716

Acquisition cost of other real estate investments	$379,803	$173,807	$603,214	$173,807

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dispositions of development properties and land, net (1)
Number of properties	4	11	11	19
Square feet	1,180	5,174	3,763	9,461
Net proceeds	$235,194	$676,387	$677,749	$1,446,200
Gains on dispositions of development properties and land, net	$105,802	$187,361	$316,008	$361,004

Other dispositions of investments in real estate, net
Number of properties	-	42	102	43
Square feet	-	5,778	8,676	6,254
Net proceeds	$-	$572,430	$1,264,280	$595,772
Gains on other dispositions of investments in real estate, net	$-	$127,167	$584,835	$143,790

(1)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $492.1 million and $459.4 million within Other Assets and lease liabilities of $483.7 million and $448.4 million within Other Liabilities, for land and office space leases in which we are the lessee, on the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	June 30,	December 31,
	2022	2021
Unconsolidated co-investment ventures	$7,669,680	$7,825,455
Other ventures	773,964	785,503
Total	$8,443,644	$8,610,958

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Recurring fees	$115,806	$96,845	$229,043	$187,882
Transactional fees	17,519	18,199	34,748	39,077
Promote revenue	19,514	10,636	19,514	12,251
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$152,839	$125,680	$283,305	$239,210

(1)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Key property information:
Ventures	1	1	2	2	2	2	3	3	8	8
Operating properties	732	732	260	254	843	818	205	203	2,040	2,007
Square feet	123	122	58	56	205	198	82	82	468	458

Financial position:
Total assets ($)	11,614	11,619	3,548	3,349	18,281	18,373	9,513	10,746	42,956	44,087
Third-party debt ($)	3,069	3,069	1,151	1,052	3,990	3,737	3,685	4,157	11,895	12,015
Total liabilities ($)	3,724	3,717	1,261	1,116	5,935	5,619	4,115	4,685	15,035	15,137

Our investment balance ($) (2)	2,390	2,393	865	840	3,665	3,712	750	880	7,670	7,825
Our weighted average ownership (3)	26.9%	27.0%	40.4%	40.8%	31.0%	30.9%	15.1%	15.1%	27.2%	26.9%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
For the three months ended:
Total revenues ($)	291	257	96	78	354	343	157	160	898	838
Net earnings ($)	68	54	31	28	127	82	32	36	258	200

Our earnings from unconsolidated co-investment ventures, net ($)	19	15	10	10	39	26	5	6	73	57

For the six months ended:
Total revenues ($)	577	511	185	153	710	681	326	319	1,798	1,664
Net earnings ($)	140	103	64	58	231	169	66	71	501	401

Our earnings from unconsolidated co-investment ventures, net ($)	38	28	22	22	70	54	11	12	141	116

(1)	Prologis Brazil Logistics Venture (“PBLV”) and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)

Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2022 and December 31, 2021, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($193.2 million and $149.5 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(3)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Index

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At June 30, 2022, our outstanding equity commitments were $290.1 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2023 to 2028 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2022 and December 31, 2021. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30,	December 31,
	2022	2021
Number of operating properties	12	14
Square feet	2,208	5,486
Total assets held for sale or contribution	$403,617	$669,688
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$4,055	$10,631

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	June 30, 2022			December 31, 2021
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (2)	Outstanding (3)	Interest Rate (1)	Term (2)	Outstanding (3)
Credit facilities	1.2%	2.2	$612,267	0.8%	1.6	$491,393
Senior notes	1.6%	11.0	15,546,790	1.7%	11.6	14,981,690
Term loans and unsecured other	1.0%	5.6	1,362,293	0.5%	4.2	1,825,195
Secured mortgage	2.4%	3.6	519,482	5.1%	4.7	416,776
Total	1.6%	10.1	$18,040,832	1.6%	10.4	$17,715,054

(1)

The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average term represents the remaining maturity in years on the debt outstanding at period end.

(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	June 30, 2022			December 31, 2021
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,248,276	6.9%	2.1%	$1,376,807	7.8%
Canadian dollar	3.0%	513,615	2.8%	2.7%	283,773	1.6%
Euro	1.1%	8,069,667	44.7%	1.0%	7,408,407	41.8%
Japanese yen	0.8%	2,773,102	15.4%	0.9%	2,878,542	16.2%
U.S. dollar	2.5%	5,436,172	30.2%	2.6%	5,767,525	32.6%
Total	1.6%	$18,040,832	100.0%	1.6%	$17,715,054	100.0%

Index

Credit Facilities

In June, we terminated our global senior credit facility (the “2019 Global Facility”) and entered into the 2022 Global Facility with a borrowing capacity of up to $3.0 billion (subject to currency fluctuation). We also upsized our second global senior credit facility (the “2021 Global Facility”), increasing its borrowing capacity up to $2.0 billion (subject to currency fluctuation). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis (subject to currency fluctuations). During the recast of both facilities, we modified the base rate of the aggregate lender commitments in U.S. dollars from U.S. dollar LIBOR to SOFR. The 2021 Global Facility is scheduled to initially mature in April 2024 and the 2022 Global Facility in June 2026; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the 2021 Global Facility to $2.5 billion and the 2022 Global Facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($403.6 million at June 30, 2022). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($550.4 million at June 30, 2022), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2021 Global Facility, the 2022 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Liquidity

The following table summarizes information about our available liquidity at June 30, 2022 (in millions):

Aggregate lender commitments
Credit Facilities	$5,380
Less:
Borrowings outstanding	612
Outstanding letters of credit	27
Current availability	$4,741
Cash and cash equivalents	438
Total liquidity	$5,179

Senior Notes

The following table summarizes the issuances of senior notes during the six months ended June 30, 2022 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
January	£60,000	$80,932	2.1%	20.0	December 2041
February (4)	€1,550,000	$1,768,240	1.0%	8.5	February 2024 – 2034
Total		$1,849,172	1.1%	9.0

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance date.

(4)	Net proceeds from the issuance of these notes were used to finance green projects eligible under our green bond framework, repay or refinance indebtedness and for general corporate purposes.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2022 and for each year through the period ended December 31, 2026, and thereafter were as follows at June 30, 2022 (in thousands):

		Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2022 (1)	$-	$311,610	$9,239	$3,691	$324,540
2023 (1)	-	-	131,921	186,875	318,796
2024 (2)	496,294	311,610	-	99,248	907,152
2025	-	36,693	-	142,415	179,108
2026 (3)	115,973	919,229	623,778	3,466	1,662,446
Thereafter	-	14,049,349	601,763	74,629	14,725,741
Subtotal	612,267	15,628,491	1,366,701	510,324	18,117,783
Unamortized premiums (discounts), net	-	(4,832)	-	10,033	5,201
Unamortized debt issuance costs, net	-	(76,869)	(4,408)	(875)	(82,152)
Total	$612,267	$15,546,790	$1,362,293	$519,482	$18,040,832

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)	Included in the 2024 maturities is the 2021 Global Facility that can be extended until 2025.

(3)	Included in the 2026 maturities is the 2022 Global Facility that can be extended until 2027.

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at June 30, 2022 were subject to certain financial covenants under their related documents. At June 30, 2022, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,204,880	$3,264,337	$7,253,495	$7,397,195	$139,521	$147,545
Other consolidated entities (1)	various	various	128,541	133,201	1,482,754	1,453,236	162,254	162,598
Prologis, L.P.			3,333,421	3,397,538	8,736,249	8,850,431	301,775	310,143
Limited partners in Prologis, L.P. (2)(3)			964,750	917,799	-	-	-	-
Prologis, Inc.			$4,298,171	$4,315,337	$8,736,249	$8,850,431	$301,775	$310,143

(1)

Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at June 30, 2022 and December 31, 2021 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)	We had 8.6 million Class A Units that were convertible into 8.0 million limited partnership units of the OP at June 30, 2022 and December 31, 2021.

(3)

There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 8.3 million and 8.4 million shares of the Parent’s common stock, at June 30, 2022 and December 31, 2021, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 4.4 million and 4.0 million shares of the Parent’s common stock at June 30, 2022 and December 31, 2021, respectively. See further discussion of LTIP Units in Note 7.

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

The Outperformance Hurdle was met for the 2019 – 2021 performance period, which resulted in awards of $100.0 million being earned at December 31, 2021 and awarded in January 2022. Additionally, awards of $35.7 million were earned at December 31, 2021 and awarded in January 2022 for prior performance periods related to the compensation pool in excess of the initial award based on the terms of the POP awards granted prior to 2018. The tables below include POP awards that were earned but are unvested, while any vested awards are reflected within the Consolidated Statements of Equity and Capital. The initial grant date fair value derived using a Monte Carlo valuation model was used in determining the grant date fair value per unit in the tables below.

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

Index

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the six months ended June 30, 2022 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2022	1,237	$87.87
Granted	522	121.63
Vested and distributed	(396)	91.68
Forfeited	(22)	113.23
Balance at June 30, 2022	1,341	$99.47

LTIP Units

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2022 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2022	3,317	$61.65
Granted	988	95.90
Vested LTIP Units	(707)	86.90
Balance at June 30, 2022	3,598	$66.08

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2022	2021	2022	2021
Net earnings attributable to common stockholders – Basic	$609,855	$598,625	$1,759,109	$964,440
Net earnings attributable to exchangeable limited partnership units (1)	17,518	16,921	49,856	27,241
Adjusted net earnings attributable to common stockholders – Diluted	$627,373	$615,546	$1,808,965	$991,681

Weighted average common shares outstanding – Basic	740,637	739,190	740,506	739,105
Incremental weighted average effect on exchange of limited partnership units (1)	21,289	21,179	21,221	21,084
Incremental weighted average effect of equity awards	4,148	4,283	4,132	4,535
Weighted average common shares outstanding – Diluted (2)	766,074	764,652	765,859	764,724

Net earnings per share attributable to common stockholders:
Basic	$0.82	$0.81	$2.38	$1.30
Diluted	$0.82	$0.81	$2.36	$1.30

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2022	2021	2022	2021
Net earnings attributable to common unitholders	$627,286	$615,478	$1,808,811	$991,561
Net earnings attributable to Class A Units	(6,608)	(6,456)	(19,023)	(10,447)
Net earnings attributable to common unitholders – Basic	620,678	609,022	1,789,788	981,114
Net earnings attributable to Class A Units	6,608	6,456	19,023	10,447
Net earnings attributable to exchangeable other limited partnership units	87	68	154	120
Adjusted net earnings attributable to common unitholders – Diluted	$627,373	$615,546	$1,808,965	$991,681

Weighted average common partnership units outstanding – Basic	753,610	752,065	753,420	751,883
Incremental weighted average effect on exchange of Class A Units	8,017	8,005	8,008	8,006
Incremental weighted average effect on exchange of other limited partnership units	299	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,148	4,283	4,132	4,536
Weighted average common units outstanding – Diluted (2)	766,074	764,652	765,859	764,724

Net earnings per unit attributable to common unitholders:
Basic	$0.82	$0.81	$2.38	$1.30
Diluted	$0.82	$0.81	$2.36	$1.30

(1)

Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Class A Units	8,017	8,005	8,008	8,006
Other limited partnership units	299	299	299	299
Equity awards	6,353	6,471	6,219	6,812
Prologis, L.P.	14,669	14,775	14,526	15,117
Common limited partnership units	12,973	12,875	12,914	12,779
Prologis, Inc.	27,642	27,650	27,440	27,896

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

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	June 30, 2022		December 31, 2021
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$34	$619	$664	$-
British pound sterling	28,117	-	5,361	3,492
Canadian dollar	4,093	497	2,856	1,790
Chinese renminbi	388	73	-	550
Euro	92,261	-	40,484	136
Japanese yen	51,360	-	23,341	-
Swedish krona	9,746	-	3,773	201

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	40,342	-	9,158	2,683
Canadian dollar	6,706	1,818	5,410	823

Interest rate swaps
Cash flow hedges
Euro	25,107	-	-	-
Total fair value of derivatives	$258,154	$3,007	$91,047	$9,675

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2022						2021
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	175	749	383	250	105	1,662	163	474	207	252	66	1,162
New contracts ($)	61	604	161	113	81	1,020	173	228	110	62	21	594
Matured, expired or settled contracts ($)	(34)	(230)	16	(50)	(19)	(317)	(61)	(78)	(69)	(38)	(16)	(262)
Notional amounts at June 30 ($)	202	1,123	560	313	167	2,365	275	624	248	276	71	1,494

Weighted average forward rate at June 30	1.27	1.17	1.11	106.59			1.27	1.23	1.36	102.99
Active contracts at June 30	85	107	82	97			67	81	63	72

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Exercised contracts	37	49	69	74
Realized gains (losses) on the matured, expired or settled contracts	$15	$(8)	$30	$(9)
Unrealized gains on the change in fair value of outstanding contracts	$88	$2	$103	$40

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2022				2021
	BRL	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	-	535	432	967	377	135	512
New contracts ($)	44	488	317	849	419	300	719
Matured, expired or settled contracts ($)	(44)	(419)	(200)	(663)	(125)	-	(125)
Notional amounts at June 30 ($)	-	604	549	1,153	671	435	1,106

Weighted average forward rate at June 30	-	1.28	1.32		1.27	1.38
Active contracts at June 30	-	7	5		8	4

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the six months ended June 30 (in millions):

	2022		2021
	EUR	Total	EUR	USD	Total
Notional amounts at January 1 ($)	165	165	165	250	415
New contracts ($)	1,004	1,004	-	-	-
Matured, expired or settled contracts ($)	(722)	(722)	-	(250)	(250)
Notional amounts at June 30 ($)	447	447	165	-	165

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	June 30, 2022	December 31, 2021
British pound sterling	$1,303	$624

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses), Net on the remeasurement of the unhedged portion of our debt and accrued interest, including euro and British pound sterling denominated debt (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Unrealized gains (losses) on the unhedged portion	$34	$(3)	$49	$43

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

Index

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative net investment hedges	$56,364	$(9,193)	$60,457	$(14,459)
Debt designated as nonderivative net investment hedges	107,872	(12,431)	141,469	(18,833)
Cumulative translation adjustment	168,281	3,038	320,114	186,465
Total foreign currency translation gains (losses), net	$332,517	$(18,586)	$522,040	$153,173

Cash flow hedges (1)	$24,524	$6,003	$28,946	$7,374
Our share of derivatives from unconsolidated co-investment ventures	4,455	(1,193)	13,382	2,257
Total unrealized gains on derivative contracts, net	$28,979	$4,810	$42,328	$9,631
Total change in other comprehensive income	$361,496	$(13,776)	$564,368	$162,804

(1)

We estimate an additional expense of $1.1 million will be reclassified to Interest Expense over the next 12 months from June 30, 2022, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Fair Value Measurements on a Recurring Basis

At June 30, 2022 and December 31, 2021, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2022 and December 31, 2021, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At June 30, 2022 and December 31, 2021, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At June 30, 2022 and December 31, 2021, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values. The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2022 and December 31, 2021, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The fair value of the senior notes decreased during the six months ended June 30, 2022 due to the increase in bond yields in the market as compared to the weighted average interest rates on our senior notes. The senior notes and secured mortgage debt may contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis based on market conditions and other factors.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$612,267	$612,267	$491,393	$491,429
Senior notes	15,546,790	13,014,900	14,981,690	15,151,781
Term loans and unsecured other	1,362,293	1,365,753	1,825,195	1,835,569
Secured mortgage	519,482	501,371	416,776	437,215
Total	$18,040,832	$15,494,291	$17,715,054	$17,915,994

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

Index

The following reconciliations are presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Real estate operations segment:
U.S.	$1,046,347	$971,698	$2,085,338	$1,946,781
Other Americas	23,171	25,495	45,362	49,388
Europe	11,700	13,372	23,708	32,228
Asia	14,623	10,890	26,636	21,413
Total real estate operations segment	1,095,841	1,021,455	2,181,044	2,049,810
Strategic capital segment:
U.S.	50,866	35,870	101,501	69,853
Other Americas	32,812	19,475	44,465	30,138
Europe	49,116	47,835	95,312	91,264
Asia	23,445	26,207	48,886	58,093
Total strategic capital segment	156,239	129,387	290,164	249,348

Total revenues	1,252,080	1,150,842	2,471,208	2,299,158

Segment net operating income:
Real estate operations segment:
U.S. (1)	784,706	734,295	1,555,916	1,443,598
Other Americas	16,835	19,229	32,942	36,824
Europe	1,864	7,474	5,834	20,665
Asia	10,350	8,130	19,003	15,068
Total real estate operations segment	813,755	769,128	1,613,695	1,516,155
Strategic capital segment:
U.S. (1)	22,308	15,352	49,985	23,654
Other Americas	28,873	16,648	36,247	24,554
Europe	34,159	36,278	66,622	68,449
Asia	13,847	16,010	28,447	38,142
Total strategic capital segment	99,187	84,288	181,301	154,799

Total segment net operating income	912,942	853,416	1,794,996	1,670,954

Reconciling items:
General and administrative expenses	(83,114)	(74,342)	(157,760)	(152,374)
Depreciation and amortization expenses	(402,313)	(392,736)	(798,960)	(790,311)
Gains on dispositions of development properties and land, net	105,802	187,361	316,008	361,004
Gains on other dispositions of investments in real estate, net	-	127,167	584,835	143,790
Operating income	533,317	700,866	1,739,119	1,233,063

Earnings from unconsolidated entities, net	79,594	72,419	156,556	139,468
Interest expense	(60,293)	(68,412)	(124,357)	(139,693)
Interest and other income, net	6,227	715	7,280	5,461
Foreign currency and derivative gains (losses), net	138,155	(6,080)	185,511	74,072
Losses on early extinguishment of debt, net	(730)	-	(18,895)	(187,453)
Earnings before income taxes	$696,270	$699,508	$1,945,214	$1,124,918

Index

	June 30, 2022	December 31, 2021
Segment assets:
Real estate operations segment:
U.S.	$45,145,760	$44,136,140
Other Americas	1,712,191	1,148,371
Europe	1,864,969	1,837,800
Asia	1,046,813	965,854
Total real estate operations segment	49,769,733	48,088,165
Strategic capital segment: (2)
U.S.	11,348	11,984
Europe	25,280	25,280
Asia	243	299
Total strategic capital segment	36,871	37,563
Total segment assets	49,806,604	48,125,728

Reconciling items:
Investments in and advances to unconsolidated entities	8,443,644	8,610,958
Assets held for sale or contribution	403,617	669,688
Cash and cash equivalents	437,515	556,117
Other assets	672,437	523,729
Total reconciling items	9,957,213	10,360,492
Total assets	$59,763,817	$58,486,220

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at June 30, 2022 and December 31, 2021.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2022 and 2021 included the following:

•

We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $72.7 million in 2022 and $10.0 million in 2021 for both assets and liabilities.

•	We capitalized $18.7 million and $13.6 million in 2022 and 2021, respectively, of equity-based compensation expense.

•

We received $306.0 million and $173.7 million in 2022 and 2021, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 3.

•	We issued 0.2 million and 0.1 million shares in 2022 and 2021, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We assumed debt of $93.7 million upon obtaining a controlling financial interest in and consolidating an unconsolidated venture in 2021.

•	We formed an unconsolidated venture by contributing $10.0 million of land in 2021.

We paid $142.2 million and $179.8 million for interest, net of amounts capitalized, during the six months ended June 30, 2022 and 2021, respectively.

We paid $68.4 million and $72.0 million for income taxes, net of refunds, during the six months ended June 30, 2022 and 2021, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2022, the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2022 and 2021, the related consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 8, 2022

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2022, the related consolidated statements of income, comprehensive income, and capital for the three-month and six-month periods ended June 30, 2022 and 2021, the related consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 8, 2022

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to the coronavirus (“COVID-19”) pandemic; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

MANAGEMENT’S OVERVIEW

We are the global leader in logistics real estate with a focus on high-barrier, high growth markets. We own, manage and develop well-located, high-quality logistics facilities in 19 countries across four continents. Our portfolio focuses on the world’s most vibrant centers of commerce and our scale across these locations allows us to respond to our customers’ diverse logistics requirements. Our teams actively manage our portfolio to provide comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We invest significant capital into new logistics properties principally through our development activity and third-party acquisitions. Our property dispositions allow us to recycle capital and contribute to self-funding our development and acquisition activities. While the majority of our properties in the United States (“U.S.”) are wholly owned, we hold a significant ownership interest in co-investment ventures in both the U.S. and internationally. Partnering with the world’s largest institutional investors through co-investment ventures allows us to mitigate our exposure to foreign currency movements and gives us the opportunity to provide asset and property management services, generating enduring revenue streams from these fees.

The long-term trend of e-commerce adoption is driving requirements for increased warehouse space to store and distribute goods. This has led to customer demand which has continued to outpace supply. We believe this demand is driven by three primary factors: (i) customer supply chains re-positioning to address the significant shift to e-commerce and service expectations; (ii) overall consumption

Index

and household growth; and (iii) our customers’ desire for more supply chain resiliency. With the inventory-to-sales ratio below pre-pandemic levels, our customers not only need to build inventories to address this shortfall, but also build additional safety stock. We believe these forces will keep demand strong for the long-term.

The scale of our 1.0 billion square foot portfolio allows us to focus on innovative ways to meet our customers’ needs through Prologis Essentials. This business includes product and service solutions for our customers’ operations, workforce, energy, transportation and digital needs. Our integrated suite of solutions allows our customers to benefit from our global scale, leveraging our strategic partnerships with vendors and local expertise to obtain services and products more efficiently. We use our proprietary data, analytics and our customer experience teams to provide our customers actionable insights that impact their operations.

Our long-standing dedication to Environmental Stewardship, Social Responsibility and Governance (“ESG”) strengthens our relationships with our customers, investors, employees and the communities in which we do business. The principles of ESG are an important aspect of our business strategy, delivering a strategic business advantage while positively impacting the environment. Our investment in sustainable building design and energy solutions allows us to assist our customers with their sustainability performance and make progress on our own goals and objectives. This includes new development and redevelopment of buildings to specifications that align with leading sustainable building standards and implementation of energy solutions such as solar power and LED lighting. We also are facilitating the introduction of electric vehicle (“EV”) fleets in logistics by making long-term investments in our portfolio and talent to provide charging as a service at our facilities. In June 2022, we announced a new commitment to achieve net zero emissions across our entire value chain by 2040, which encompasses scope 1, 2 and 3 emissions. Our commitment uses the Science Based Target initiative’s Net Zero Standard and includes the following interim milestones: (i) 1 gigawatt of solar generation capacity, supported by storage, by 2025; (ii) carbon neutral construction by 2025; and (iii) net zero operations for scope 1 and 2 emissions by 2030.

At June 30, 2022, our total O&M portfolio at 100%, including properties and development projects, totaled $105.3 billion (based on gross book value and total expected investment (“TEI”) at completion) across 1.0 billion square feet (95 million square meters) and four continents. Our share of the total O&M portfolio was $67.5 billion. We lease modern logistics facilities to a diverse base of approximately 5,800 customers.

On June 11, 2022, we entered into a definitive agreement (the “Merger Agreement”) with Duke Realty Corporation (“Duke Realty”) and Duke Realty Limited Partnership. The purchase price consideration will be determined on the closing date as this is a stock-for-stock transaction based upon a fixed exchange ratio. The estimated acquisition price is approximately $25.5 billion including the assumption of debt. The transaction is subject to approval by the stockholders of Prologis and the shareholders of Duke Realty and other closing conditions and is expected to be consummated in the fourth quarter of 2022.

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

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the six months ended June 30, 2022, within the

Index

consolidated operating portfolio, the weighted average lease term was 70 months. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be rolling in-place leases to current market rents as leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to the requirements of our current and future customers while deepening our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features and practices that result in cost-savings and operational efficiencies for our customers to help them reach their sustainability goals; and (v) our procurement capabilities that allow us to secure construction materials that are in high demand at lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the net asset value of our Real Estate Operations segment. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

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

This segment produces durable, long-term cash flows and generally contributes 10% to 15% of our recurring consolidated revenues, earnings and FFO, all while requiring minimal capital other than our investment in the venture. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset management and property management services. Asset management fees are primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets based primarily on the total return of the investments over certain financial hurdles. We plan to grow this business and increase revenues by increasing our assets under management in existing or new ventures. The majority of strategic capital revenues are generated outside the U.S.

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

•

Rent Growth. We expect rents in our markets to continue to grow due to the increasing demand for well-located logistics real estate. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future incremental organic NOI growth. We estimate that our net effective lease mark-to-market is approximately 56%, which represents the growth rate from in-place rents to current market rents based on our weighted average ownership of the O&M portfolio at June 30, 2022. Therefore, even if there was no additional rent growth in the future, we expect our lease renewals to translate into significant increases in future rental income, on a consolidated basis and through the earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We have experienced positive rent change

Index

on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013.

•

Value Creation from Development. A successful development and redevelopment program requires maintaining control of well-located land and redevelopment sites and sourcing a future pipeline through acquisition opportunities, including our innovative approach with Covered Land Plays, which are income producing assets acquired with the intention to redevelop for higher and better use as industrial properties. Our investment in the development portfolio was $3.5 billion at June 30, 2022. We believe that the carrying value of our global land bank is meaningfully below its current fair value. Based on our current estimates, our consolidated land, including options and Covered Land Plays, has the potential to support the development of $27.2 billion ($30.9 billion on an O&M basis) of TEI of new logistics space. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgement of market conditions, opportunities and risks.

Due to the strategic nature of our global land bank, development expertise of our teams and strength of our customer relationships, we expect to create value as we build new properties. We measure the estimated value creation of a development project as the margin above our TEI. As properties stabilize, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•

Strategic Capital Advantages. We continue to raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At June 30, 2022, the gross book value of the operating portfolio held by our eight unconsolidated co-investment ventures was $44.1 billion across 466 million square feet. The valuations of the real estate portfolios owned by the unconsolidated co-investment ventures increased during the first half of 2022 and translated into higher asset management fees.

•

Balance Sheet Strength. At June 30, 2022, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average effective interest rate was 1.6%, primarily as a result of our refinancing activities over the last several years. Through our refinancing activities we have substantially addressed all our debt maturities through 2026 and have taken advantage of previously low interest rates. At June 30, 2022, we had total available liquidity of $5.2 billion, including the recast of our credit facilities this quarter. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant capacity to capitalize on value-added investment opportunities as they arise.

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

•

Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale to obtain procurement savings and innovating through data analytics and digitization efforts. Through Prologis Essentials we support our customers through service and product offerings, including innovative solutions to operations, transport, digital, energy, and workforce challenges that can make our customers’ decision process easier and their enterprise more efficient. Additionally, we invest in sustainable logistics building design features and practices, such as the addition of solar panels, energy storage, LED lighting and EV charging, that also allows us to assist our customers with their sustainability objectives.

SUMMARY OF 2022

Our financial condition and operating results were strong during the six months ended June 30, 2022. Based on our proprietary data, our customers’ need for space continues to be robust and our teams report healthy demand and limited downtime. Overall, occupancy and leasing have continued to grow which is evidenced in our O&M occupancy at 97.7% at June 30, 2022 and the commencement of approximately 179 million square feet of leases, or approximately 20% of the O&M operating portfolio, over the trailing twelve months through June 30, 2022. Our outlook for the remainder of 2022 is equally as promising as we expect further increases in market rents to drive our operating results as well as our execution of profitable deployment activities. While our logistics real estate business remains strong and we believe that we have positioned our O&M portfolio to thrive across any economic cycle, we are continuing to monitor the macroeconomic environment and its related uncertainty.

During the six months ended June 30, 2022, we completed the following significant activities as previously described in the Notes to the Consolidated Financial Statements:

•

We generated net proceeds of $1.9 billion and realized net gains of $901 million, principally from the contribution of properties to our unconsolidated co-investment venture in Europe and dispositions of non-strategic assets to third parties in the U.S.

Index

•	We completed the following financing activities during the period:

In June, we terminated our global senior credit facility (the “2019 Global Facility”) and entered into the 2022 Global Facility with a borrowing capacity of up to $3.0 billion and an extended initial maturity date of June 2026. We also upsized our second global senior credit facility (the “2021 Global Facility”), increasing its borrowing capacity up to $2.0 billion. This resulted in increasing our total borrowing capacity under both facilities to $5.0 billion and modifying the base rate of the aggregate lender commitments in U.S. dollars from U.S. dollar London Inter-bank Offered Rate to the Secured Overnight Financing Rate. At June 30, 2022, we had total available liquidity of $5.2 billion, with aggregate availability under our credit facilities of $4.7 billion and unrestricted cash balances of $438 million.

We issued $1.8 billion of senior notes (principal in millions):

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

	2022	2021
Real Estate Operations – NOI	$1,614	$1,516
Strategic Capital – NOI	181	155
General and administrative expenses	(158)	(152)
Depreciation and amortization expenses	(799)	(791)
Operating income before gains on real estate transactions, net	838	728
Gains on dispositions of development properties and land, net	316	361
Gains on other dispositions of investments in real estate, net	585	144
Operating income	$1,739	$1,233

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

Index

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

Below are the components of Real Estate Operations NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2022	2021
Rental revenues	$2,170	$2,036
Development management and other revenues	11	13
Rental expenses	(546)	(523)
Other expenses	(21)	(10)
Real Estate Operations – NOI	$1,614	$1,516

The change in Real Estate Operations (“REO”) NOI for the six months ended June 30, 2022 compared to the same period in 2021 of $98 million was impacted by the following activities (in millions):

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

(2)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2021 through June 30, 2022.

Index

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the six months ended June 30 (dollars and square feet in millions):

	2022	2021
Starts:
Number of new development buildings during the period	58	31
Square feet	19	10
TEI	$2,728	$1,145
Percentage of build-to-suits based on TEI	29.3%	36.6%

Stabilizations:
Number of development buildings stabilized during the period	29	33
Square feet	9	10
TEI	$998	$1,046
Percentage of build-to-suits based on TEI	32.7%	36.1%
Weighted average stabilized yield (1)	6.0%	5.9%
Estimated value at completion	$1,761	$1,472
Estimated weighted average margin (2)	76.5%	40.7%
Estimated value creation	$763	$426

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)

Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI.

At June 30, 2022, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before January 2024 with a TEI of $6.2 billion and was 49.0% leased. Our investment in the development portfolio was $3.5 billion at June 30, 2022, leaving $2.7 billion remaining to be spent. Increasing market rents continue to drive high margins despite increasing construction costs.

Index

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

Below are the components of Strategic Capital NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2022	2021
Strategic capital revenues	$290	$249
Strategic capital expenses	(109)	(94)
Strategic Capital – NOI	$181	$155

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Strategic capital revenues ($)
Recurring fees (2)	88	64	21	18	86	74	40	38	235	194
Transactional fees (3)	12	6	5	4	9	13	9	20	35	43
Promote revenue (4)	2	-	18	8	-	4	-	-	20	12
Total strategic capital revenues ($)	102	70	44	30	95	91	49	58	290	249
Strategic capital expenses ($)	(52)	(46)	(8)	(5)	(28)	(23)	(21)	(20)	(109)	(94)
Strategic Capital – NOI ($)	50	24	36	25	67	68	28	38	181	155

(1)	The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)

Recurring fees include asset management and property management fees. The increase in fees is primarily due to higher asset management fees driven by the increases in the fair value of the properties based on third party valuations.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. An increase in asset valuations in the co-investment ventures is one of the significant drivers of returns that can translate into earning future promote revenues. Approximately 40% of the promote earned by us from the co-investment ventures is paid to our

Index

employees as a combination of cash and stock-based awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

G&A Expenses

G&A expenses were $158 million and $152 million for the six months ended June 30, 2022 and 2021, respectively. We capitalize certain internal costs, including salaries and related expenses, that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the six months ended June 30 (dollars in millions):

	2022	2021
Building and land development activities	$51	$46
Operating building improvements and other	21	14
Total capitalized G&A expenses	$72	$60
Capitalized salaries and related costs as a percent of total salaries and related costs	23.1%	21.0%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $799 million and $791 million for the six months ended June 30, 2022 and 2021, respectively.

The change in depreciation and amortization expenses during the six months ended June 30, 2022 from the same period in 2021 of approximately $8 million was impacted by the following activities (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $316 million and $361 million for the six months ended June 30, 2022 and 2021, respectively, and primarily included gains from the contribution of properties we developed to our unconsolidated co-investment ventures in Europe and Japan. Gains on other dispositions of investments in real estate were $585 million and $144 million for the six months ended June 30, 2022 and 2021, respectively, and 2022 included sales of non-strategic operating properties in the U.S. in the first quarter. We utilized the proceeds from these transactions primarily to fund our development activities during both periods. See Note 2 to the Consolidated Financial Statements for further information on these transactions.

Index

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

	June 30, 2022			December 31, 2021
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,337	454	97.8%	2,300	446	98.2%
Unconsolidated	2,023	466	97.6%	1,987	456	97.3%
Total	4,360	920	97.7%	4,287	902	97.7%

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

We define our same store population for the three months ended June 30, 2022 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2021 and owned throughout the same three-month period in both 2021 and 2022. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2021) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2022	2021	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,093	$1,015
Rental expenses	(270)	(245)
Consolidated Property NOI	823	770

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(112)	(104)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	623	581
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(504)	(476)
Prologis Share of Same Store Property NOI – Net Effective (2)	$830	$771	7.6%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(25)	(26)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(16)	(16)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	14	13
Prologis Share of Same Store Property NOI – Cash (2)(3)	$803	$742	8.2%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at June 30, 2022 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $157 million and $139 million for the six months ended June 30, 2022 and 2021, respectively.

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

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2022	2021
Gross interest expense	$147	$155
Amortization of debt discount and debt issuance costs, net	4	4
Capitalized amounts	(27)	(19)
Net interest expense	$124	$140
Weighted average effective interest rate during the period	1.6%	1.8%

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

The following table details our foreign currency and derivative gains (losses), net for the six months ended June 30 (in millions):

	2022	2021
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$30	$(9)
Gains on the settlement of transactions with third parties	1	-
Total realized foreign currency and derivative gains (losses), net	31	(9)

Unrealized foreign currency and derivative gains, net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	152	83
Gains on remeasurement of certain assets and liabilities	3	-
Total unrealized foreign currency and derivative gains, net	155	83
Total foreign currency and derivative gains, net	$186	$74

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

The following table summarizes our income tax expense (benefit) for the six months ended June 30 (in millions):

	2022	2021
Current income tax expense:
Income tax expense	$61	$33
Income tax expense on dispositions	-	25
Income tax expense on dispositions related to acquired tax liabilities	-	3
Total current income tax expense	61	61

Deferred income tax expense (benefit):
Income tax expense	18	17
Income tax benefit on dispositions related to acquired tax liabilities	-	(3)
Total deferred income tax expense	18	14
Total income tax expense	$79	$75

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $104 million and $82 million for the six months ended June 30, 2022 and 2021, respectively. Included in these amounts were $50 million and $27 million for the six months ended June 30, 2022 and 2021, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) during the six months ended June 30, 2022 and 2021, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments, that when designated the change in fair value is included in AOCI/L.

See Note 9 to the Consolidated Financial Statements for more information on changes in other comprehensive income (loss) and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2022 AND 2021

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, are similar to the changes for the six-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2022, 127 properties in our development portfolio were 49.0% leased with a current investment of $3.5 billion and a TEI of $6.2 billion when completed and leased, leaving $2.7 billion of estimated additional required investment);

Index

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land;

•	the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $325 million in the remainder of 2022 and $319 million in 2023;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures; and

•

the acquisition of operating properties or portfolios of operating properties (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures).

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes;

•	distributions received from co-investment ventures;

•	proceeds from contributions of properties to current or future co-investment ventures;

•	proceeds from the disposition of properties or other investments to third parties;

•	available unrestricted cash balances ($438 million at June 30, 2022);

•	borrowing capacity under our current credit facility arrangements ($4.7 billion available at June 30, 2022); and

•	proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2022			December 31, 2021
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,248	6.9%	2.1%	$1,377	7.8%
Canadian dollar	3.0%	514	2.8%	2.7%	284	1.6%
Euro	1.1%	8,070	44.7%	1.0%	7,408	41.8%
Japanese yen	0.8%	2,773	15.4%	0.9%	2,879	16.2%
U.S. dollar	2.5%	5,436	30.2%	2.6%	5,767	32.6%
Total debt (1)	1.6%	$18,041	100.0%	1.6%	$17,715	100.0%

(1)	The weighted average remaining maturity for total debt outstanding at June 30, 2022 and December 31, 2021 was 10 years.

Our credit ratings at June 30, 2022, were A3 from Moody’s with a stable outlook and A- from Standard & Poor’s with a positive outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At June 30, 2022, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Index

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at June 30, 2022 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$2,061	$2,061	2023 – 2025 (2)
Prologis European Logistics Fund	-	1,423	1,423	2024 – 2025 (2)
Prologis China Core Logistics Fund	-	28	28	2024 (2)
Prologis China Logistics Venture	256	1,449	1,705	2023 – 2028
Prologis Brazil Logistics Venture	34	138	172	2026
Total	$290	$5,099	$5,389

(1)	The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at June 30, 2022.

(2)	Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2022	2021
Net cash provided by operating activities	$1,645	$1,466
Net cash used in investing activities	$(1,959)	$(516)
Net cash provided by (used in) financing activities	$229	$(915)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(119)	$3

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the six months ended June 30, 2022 and 2021:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Operations segment are impacted by our acquisition, development and disposition activities which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $73 million in both 2022 and 2021, respectively.

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

•

G&A expenses and equity-based compensation awards. We incurred $158 million and $152 million of G&A expenses in 2022 and 2021, respectively. We recognized equity-based, noncash compensation expenses of $78 million and $59 million in 2022 and 2021, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $192 million and $197 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2022 and 2021, respectively.

Index

•	Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $142 million and $180 million in 2022 and 2021, respectively.

•	Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $68 million and $72 million in 2022 and 2021, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of operating properties. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. Acquisition activity includes land for future development, operating properties and other real estate assets, including Covered Land Plays to support increased development activities in the future. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the six months ended June 30, 2022 and 2021:

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $113 million and $367 million in 2022 and 2021, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $37 million and $46 million in 2022 and 2021, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the six months ended June 30 (in millions):

	2022	2021
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$592	$3
Secured mortgage debt	159	288
Senior notes	-	1,644
Term loans	-	250
Total	$751	$2,185

Proceeds from the issuance of debt
Secured mortgage debt	$259	$-
Senior notes	1,841	2,618
Term loans	185	-
Total	$2,285	$2,618

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $7.7 billion at June 30, 2022. These ventures had total third-party debt of $11.9 billion at June 30, 2022 with a weighted average remaining maturity of 8 years and weighted average interest rate of 2.6%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 25.7% at June 30, 2022 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2022, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

Index

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

We paid quarterly cash dividends of $0.79 and $0.63 per common share in each of the first two quarters of 2022 and 2021, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in each of the first two quarters of 2022 and 2021.

At June 30, 2022, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Index

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

Index

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

	2022	2021
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,759	$964

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	774	770
Gains on other dispositions of investments in real estate, net of taxes	(590)	(144)
Reconciling items related to noncontrolling interests	5	(19)
Our share of reconciling items included in earnings related to unconsolidated entities	156	163
NAREIT defined FFO attributable to common stockholders/unitholders	2,104	1,734

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(155)	(83)
Deferred income tax expense	18	14
Current income tax expense on dispositions related to acquired tax liabilities	-	3
Our share of reconciling items included in earnings related to unconsolidated entities	1	(2)
FFO, as modified by Prologis attributable to common stockholders/unitholders	1,968	1,666

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(316)	(361)
Current income tax expense on dispositions	6	25
Losses on early extinguishment of debt and other, net	19	187
Reconciling items related to noncontrolling interests	4	-
Our share of reconciling items included in earnings related to unconsolidated entities	-	-
Core FFO attributable to common stockholders/unitholders	$1,681	$1,517

Index

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2022. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At June 30, 2022, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the six months ended June 30, 2022, $245 million or 10% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen and have an aggregate notional amount of $2.4 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar.  Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $237 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At June 30, 2022, $15.9 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At June 30, 2022, $2.2 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at June 30, 2022 (dollars in millions):

	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt (1)	$13	$29	$255	$179	$15,465	$15,941	$13,317
Weighted average interest rate (2)	4.7%	3.6%	1.4%	3.2%	1.7%	1.7%

Variable rate debt
Credit facilities	$-	$-	$496	$-	$116	$612	$612
Term loans	-	132	-	-	807	939	939
Senior notes	312	-	156	-	-	468	468
Secured mortgage debt	-	158	-	-	-	158	158
Total variable rate debt	$312	$290	$652	$-	$923	$2,177	$2,177

(1)	At June 30, 2022, we had one interest rate swap agreement to fix €150 million ($156 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)

The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at June 30, 2022 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

Index

At June 30, 2022, the weighted average effective interest rate on our variable rate debt was 0.5%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $1 million for the quarter ended June 30, 2022, which equates to a change in interest rates of 5 basis points on our average outstanding variable rate debt balances and less than 1 basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At June 30, 2022, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2022, we issued 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

Index

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

2.1

Agreement and Plan of Merger, dated as of June 11, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report on Form 8-K filed June 13, 2022).

10.1

Global Senior Credit Agreement dated as of June 30, 2022 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 6, 2022).

10.2

Second Amendment dated as of June 30, 2022 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent to the Second Amended and Restated Global Senior Credit Agreement dated as of April 15, 2021 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed July 6, 2022).

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

Date: August 8, 2022