Form 10-Q
period 2022-09-30
Prologis, Inc.; Prologis, L.P.
filed 2022-10-28
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 24, 2022, was approximately 923,076,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2022, the Parent owned 97.27% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.73% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Investments in real estate properties	$55,954,870	$53,005,190
Less accumulated depreciation	8,558,576	7,668,187
Net investments in real estate properties	47,396,294	45,337,003
Investments in and advances to unconsolidated entities	8,659,129	8,610,958
Assets held for sale or contribution	614,356	669,688
Net investments in real estate	56,669,779	54,617,649

Cash and cash equivalents	636,282	556,117
Other assets	3,639,468	3,312,454
Total assets	$60,945,529	$58,486,220

LIABILITIES AND EQUITY
Liabilities:
Debt	$18,139,299	$17,715,054
Accounts payable and accrued expenses	1,318,378	1,252,767
Other liabilities	1,881,531	1,776,189
Total liabilities	21,339,208	20,744,010

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2022 and December 31, 2021	63,948	63,948
Common stock; $0.01 par value; 740,411 shares and 739,827 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	7,404	7,398
Additional paid-in capital	35,606,319	35,561,608
Accumulated other comprehensive loss	(71,626)	(878,253)
Distributions in excess of net earnings	(312,945)	(1,327,828)
Total Prologis, Inc. stockholders’ equity	35,293,100	33,426,873
Noncontrolling interests	4,313,221	4,315,337
Total equity	39,606,321	37,742,210
Total liabilities and equity	$60,945,529	$58,486,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental	$1,151,846	$1,037,281	$3,322,159	$3,073,700
Strategic capital	594,752	141,448	884,916	390,796
Development management and other	4,294	4,320	15,025	17,711
Total revenues	1,750,892	1,183,049	4,222,100	3,482,207
Expenses:
Rental	284,707	256,607	830,846	779,624
Strategic capital	130,555	52,389	239,418	146,938
General and administrative	87,903	66,970	245,663	219,344
Depreciation and amortization	401,450	390,806	1,200,410	1,181,117
Other	7,004	4,413	28,214	15,051
Total expenses	911,619	771,185	2,544,551	2,342,074

Operating income before gains on real estate transactions, net	839,273	411,864	1,677,549	1,140,133
Gains on dispositions of development properties and land, net	74,678	139,406	390,686	500,410
Gains on other dispositions of investments in real estate, net	1,019	214,390	585,854	358,180
Operating income	914,970	765,660	2,654,089	1,998,723

Other income (expense):
Earnings from unconsolidated entities, net	84,925	91,818	241,481	231,286
Interest expense	(63,884)	(63,638)	(188,241)	(203,331)
Foreign currency and derivative gains and interest and other income, net	171,832	63,326	364,623	142,859
Losses on early extinguishment of debt, net	-	-	(18,895)	(187,453)
Total other income (expense)	192,873	91,506	398,968	(16,639)
Earnings before income taxes	1,107,843	857,166	3,053,057	1,982,084
Income tax expense	(38,669)	(59,435)	(117,725)	(134,347)
Consolidated net earnings	1,069,174	797,731	2,935,332	1,847,737
Less net earnings attributable to noncontrolling interests	53,710	74,193	157,690	156,676
Net earnings attributable to controlling interests	1,015,464	723,538	2,777,642	1,691,061
Less preferred stock dividends	1,531	1,531	4,600	4,614
Net earnings attributable to common stockholders	$1,013,933	$722,007	$2,773,042	$1,686,447

Weighted average common shares outstanding – Basic	740,719	739,439	740,585	739,217
Weighted average common shares outstanding – Diluted	766,372	764,945	766,019	764,644

Net earnings per share attributable to common stockholders – Basic	$1.37	$0.98	$3.74	$2.28

Net earnings per share attributable to common stockholders – Diluted	$1.36	$0.97	$3.72	$2.27

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Consolidated net earnings	$1,069,174	$797,731	$2,935,332	$1,847,737
Other comprehensive income:
Foreign currency translation gains, net	239,062	48,708	761,102	201,881
Unrealized gains on derivative contracts, net	24,902	3,748	67,230	13,379
Comprehensive income	1,333,138	850,187	3,763,664	2,062,997
Net earnings attributable to noncontrolling interests	(53,710)	(74,193)	(157,690)	(156,676)
Other comprehensive income attributable to noncontrolling interests	(6,829)	(1,242)	(21,705)	(5,427)
Comprehensive income attributable to common stockholders	$1,272,599	$774,752	$3,584,269	$1,900,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

 PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended September 30, 2022 and 2021

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2022	$63,948	740,360	$7,404	$35,573,940	$(328,761)	$(740,764)	$4,298,171	$38,873,938
Consolidated net earnings	-	-	-	-	-	1,015,464	53,710	1,069,174
Effect of equity compensation plans	-	23	-	15,496	-	-	26,754	42,250
Capital contributions	-	-	-	-	-	-	838	838
Redemption of noncontrolling interests	-	28	-	1,357	-	-	(3,874)	(2,517)
Foreign currency translation gains, net	-	-	-	-	232,919	-	6,143	239,062
Unrealized gains on derivative contracts, net	-	-	-	-	24,216	-	686	24,902
Reallocation of equity	-	-	-	15,526	-	-	(15,526)	-
Dividends ($0.79 per common share) and other distributions	-	-	-	-	-	(587,645)	(53,681)	(641,326)
Balance at September 30, 2022	$63,948	740,411	$7,404	$35,606,319	$(71,626)	$(312,945)	$4,313,221	$39,606,321

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2021	$63,948	739,020	$7,390	$35,432,843	$(1,035,120)	$(2,363,348)	$4,375,091	$36,480,804
Consolidated net earnings	-	-	-	-	-	723,538	74,193	797,731
Effect of equity compensation plans	-	17	-	11,141	-	-	17,017	28,158
Capital contributions	-	-	-	-	-	-	3,017	3,017
Redemption of noncontrolling interests	-	286	3	12,540	-	-	(45,149)	(32,606)
Issuance of units related to acquisitions	-	-	-	-	-	-	130,416	130,416
Foreign currency translation gains, net	-	-	-	-	47,576	-	1,132	48,708
Unrealized gains on derivative contracts, net	-	-	-	-	3,638	-	110	3,748
Reallocation of equity	-	-	-	70,153	-	-	(70,153)	-
Dividends ($0.63 per common share) and other distributions	-	-	-	(6)	-	(468,179)	(234,317)	(702,502)
Balance at September 30, 2021	$63,948	739,323	$7,393	$35,526,671	$(983,906)	$(2,107,989)	$4,251,357	$36,757,474

Nine Months Ended September 30, 2022 and 2021

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2022	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-	-	-	-	-	2,777,642	157,690	2,935,332
Effect of equity compensation plans	-	349	4	36,613	-	-	87,153	123,770
Capital contributions	-	-	-	-	-	-	11,921	11,921
Redemption of noncontrolling interests	-	235	2	10,929	-	-	(63,436)	(52,505)
Foreign currency translation gains, net	-	-	-	-	741,234	-	19,868	761,102
Unrealized gains on derivative contracts, net	-	-	-	-	65,393	-	1,837	67,230
Reallocation of equity	-	-	-	(2,821)	-	-	2,821	-
Dividends ($2.37 per common share) and other distributions	-	-	-	(10)	-	(1,762,759)	(219,970)	(1,982,739)
Balance at September 30, 2022	$63,948	740,411	$7,404	$35,606,319	$(71,626)	$(312,945)	$4,313,221	$39,606,321

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2021	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	1,691,061	156,676	1,847,737
Effect of equity compensation plans	-	(403)	(5)	24,443	-	-	61,580	86,018
Capital contributions	-	-	-	-	-	-	7,378	7,378
Redemption of noncontrolling interests	-	345	4	15,135	-	-	(153,312)	(138,173)
Consolidation of other venture	-	-	-	-	-	-	25,759	25,759
Issuance of units related to acquisitions	-	-	-	-	-	-	130,416	130,416
Foreign currency translation gains, net	-	-	-	-	196,820	-	5,061	201,881
Unrealized gains on derivative contracts, net	-	-	-	-	13,013	-	366	13,379
Reallocation of equity	-	-	-	(1,510)	-	-	1,510	-
Dividends ($1.89 per common share) and other distributions	-	-	-	(31)	-	(1,404,360)	(337,110)	(1,741,501)
Balance at September 30, 2021	$63,948	739,323	$7,393	$35,526,671	$(983,906)	$(2,107,989)	$4,251,357	$36,757,474

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Consolidated net earnings	$2,935,332	$1,847,737
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(107,565)	(109,043)
Equity-based compensation awards	140,022	84,416
Depreciation and amortization	1,200,410	1,181,117
Earnings from unconsolidated entities, net	(241,481)	(231,286)
Operating distributions from unconsolidated entities	316,299	311,284
Decrease (increase) in operating receivables from unconsolidated entities	(480,588)	18,036
Amortization of debt discounts and debt issuance costs, net	6,875	6,632
Gains on dispositions of development properties and land, net	(390,686)	(500,410)
Gains on other dispositions of investments in real estate, net	(585,854)	(358,180)
Unrealized foreign currency and derivative gains, net	(239,645)	(150,443)
Losses on early extinguishment of debt, net	18,895	187,453
Deferred income tax expense	23,714	10,049
Decrease (increase) in accounts receivable and other assets	143,333	(223,658)
Increase in accounts payable and accrued expenses and other liabilities	109,752	206,272
Net cash provided by operating activities	2,848,813	2,279,976
Investing activities:
Real estate development	(2,231,821)	(1,770,353)
Real estate acquisitions	(2,232,354)	(1,196,994)
Tenant improvements and lease commissions on previously leased space	(262,177)	(233,853)
Property improvements	(117,563)	(98,874)
Proceeds from dispositions and contributions of real estate	1,721,993	2,817,943
Investments in and advances to unconsolidated entities	(192,335)	(454,918)
Return of investment from unconsolidated entities	58,528	56,993
Proceeds from the settlement of net investment hedges	45,033	-
Payments on the settlement of net investment hedges	(771)	(16,513)
Net cash used in investing activities	(3,211,467)	(896,569)
Financing activities:
Proceeds from issuance of common stock	-	743
Dividends paid on common and preferred stock	(1,762,759)	(1,404,360)
Noncontrolling interests contributions	11,921	7,378
Noncontrolling interests distributions	(219,970)	(337,110)
Settlement of noncontrolling interests	(52,505)	(138,173)
Tax paid with shares withheld	(25,427)	(18,434)
Debt and equity issuance costs paid	(31,912)	(22,008)
Net proceeds from (payments on) credit facilities	60,357	(70,200)
Repurchase of and payments on debt	(886,746)	(2,201,383)
Proceeds from the issuance of debt	3,394,353	2,824,754
Net cash provided by (used in) financing activities	487,312	(1,358,793)

Effect of foreign currency exchange rate changes on cash	(44,493)	(37,629)
Net increase (decrease) in cash and cash equivalents	80,165	(13,015)
Cash and cash equivalents, beginning of period	556,117	598,086
Cash and cash equivalents, end of period	$636,282	$585,071

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2022	December 31, 2021
ASSETS
Investments in real estate properties	$55,954,870	$53,005,190
Less accumulated depreciation	8,558,576	7,668,187
Net investments in real estate properties	47,396,294	45,337,003
Investments in and advances to unconsolidated entities	8,659,129	8,610,958
Assets held for sale or contribution	614,356	669,688
Net investments in real estate	56,669,779	54,617,649

Cash and cash equivalents	636,282	556,117
Other assets	3,639,468	3,312,454
Total assets	$60,945,529	$58,486,220

LIABILITIES AND CAPITAL
Liabilities:
Debt	$18,139,299	$17,715,054
Accounts payable and accrued expenses	1,318,378	1,252,767
Other liabilities	1,881,531	1,776,189
Total liabilities	21,339,208	20,744,010

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	35,229,152	33,362,925
Limited partners – common	606,557	557,097
Limited partners – Class A common	383,123	360,702
Total partners’ capital	36,282,780	34,344,672
Noncontrolling interests	3,323,541	3,397,538
Total capital	39,606,321	37,742,210
Total liabilities and capital	$60,945,529	$58,486,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental	$1,151,846	$1,037,281	$3,322,159	$3,073,700
Strategic capital	594,752	141,448	884,916	390,796
Development management and other	4,294	4,320	15,025	17,711
Total revenues	1,750,892	1,183,049	4,222,100	3,482,207
Expenses:
Rental	284,707	256,607	830,846	779,624
Strategic capital	130,555	52,389	239,418	146,938
General and administrative	87,903	66,970	245,663	219,344
Depreciation and amortization	401,450	390,806	1,200,410	1,181,117
Other	7,004	4,413	28,214	15,051
Total expenses	911,619	771,185	2,544,551	2,342,074

Operating income before gains on real estate transactions, net	839,273	411,864	1,677,549	1,140,133
Gains on dispositions of development properties and land, net	74,678	139,406	390,686	500,410
Gains on other dispositions of investments in real estate, net	1,019	214,390	585,854	358,180
Operating income	914,970	765,660	2,654,089	1,998,723

Other income (expense):
Earnings from unconsolidated entities, net	84,925	91,818	241,481	231,286
Interest expense	(63,884)	(63,638)	(188,241)	(203,331)
Foreign currency and derivative gains and interest and other income, net	171,832	63,326	364,623	142,859
Losses on early extinguishment of debt, net	-	-	(18,895)	(187,453)
Total other income (expense)	192,873	91,506	398,968	(16,639)
Earnings before income taxes	1,107,843	857,166	3,053,057	1,982,084
Income tax expense	(38,669)	(59,435)	(117,725)	(134,347)
Consolidated net earnings	1,069,174	797,731	2,935,332	1,847,737
Less net earnings attributable to noncontrolling interests	24,979	54,406	79,257	109,768
Net earnings attributable to controlling interests	1,044,195	743,325	2,856,075	1,737,969
Less preferred unit distributions	1,531	1,531	4,600	4,614
Net earnings attributable to common unitholders	$1,042,664	$741,794	$2,851,475	$1,733,355

Weighted average common units outstanding – Basic	753,616	751,558	753,515	751,773
Weighted average common units outstanding – Diluted	766,372	764,945	766,019	764,644

Net earnings per unit attributable to common unitholders – Basic	$1.37	$0.98	$3.74	$2.28

Net earnings per unit attributable to common unitholders – Diluted	$1.36	$0.97	$3.72	$2.27

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Consolidated net earnings	$1,069,174	$797,731	$2,935,332	$1,847,737
Other comprehensive income:
Foreign currency translation gains, net	239,062	48,708	761,102	201,881
Unrealized gains on derivative contracts, net	24,902	3,748	67,230	13,379
Comprehensive income	1,333,138	850,187	3,763,664	2,062,997
Net earnings attributable to noncontrolling interests	(24,979)	(54,406)	(79,257)	(109,768)
Other comprehensive loss attributable to noncontrolling interests	470	336	955	493
Comprehensive income attributable to common unitholders	$1,308,629	$796,117	$3,685,362	$1,953,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended September 30, 2022 and 2021

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2022	1,279	$63,948	740,360	$34,511,819	12,662	$590,224	8,595	$374,526	$3,333,421	$38,873,938
Consolidated net earnings	-	-	-	1,015,464	-	17,736	-	10,995	24,979	1,069,174
Effect of equity compensation plans	-	-	23	15,496	131	26,754	-	-	-	42,250
Capital contributions	-	-	-	-	-	-	-	-	838	838
Redemption of limited partners units	-	-	28	1,357	(45)	(3,874)	-	-	-	(2,517)
Foreign currency translation gains (losses), net	-	-	-	232,919	-	4,069	-	2,544	(470)	239,062
Unrealized gains on derivative contracts, net	-	-	-	24,216	-	422	-	264	-	24,902
Reallocation of capital	-	-	-	15,526	-	(15,878)	-	352	-	-
Distributions ($0.79 per common unit) and other	-	-	-	(587,645)	-	(12,896)	-	(5,558)	(35,227)	(641,326)
Balance at September 30, 2022	1,279	$63,948	740,411	$35,229,152	12,748	$606,557	8,595	$383,123	$3,323,541	$39,606,321

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2021	1,279	$63,948	739,020	$32,041,765	12,231	$530,326	8,595	$346,967	$3,497,798	$36,480,804
Consolidated net earnings	-	-	-	723,538	-	11,971	-	7,816	54,406	797,731
Effect of equity compensation plans	-	-	17	11,141	125	17,017	-	-	-	28,158
Capital contributions	-	-	-	-	-	-	-	-	3,017	3,017
Redemption of limited partners units	-	-	286	12,543	(523)	(45,149)	-	-	-	(32,606)
Issuance of units related to acquisitions	-	-	-	-	1,031	130,416	-	-	-	130,416
Foreign currency translation gains (losses), net	-	-	-	47,576	-	954	-	514	(336)	48,708
Unrealized gains on derivative contracts, net	-	-	-	3,638	-	71	-	39	-	3,748
Reallocation of capital	-	-	-	70,153	-	(71,466)	-	1,313	-	-
Distributions ($0.63 per common unit) and other	-	-	-	(468,185)	-	(9,660)	-	(5,559)	(219,098)	(702,502)
Balance at September 30, 2021	1,279	$63,948	739,323	$32,442,169	12,864	$564,480	8,595	$351,090	$3,335,787	$36,757,474

Nine Months Ended September 30, 2022 and 2021

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2022	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	2,777,642	-	48,415	-	30,018	79,257	2,935,332
Effect of equity compensation plans	-	-	349	36,617	969	87,153	-	-	-	123,770
Capital contributions	-	-	-	-	-	-	-	-	11,921	11,921
Redemption of limited partners units	-	-	235	10,931	(575)	(63,436)	-	-	-	(52,505)
Foreign currency translation gains (losses), net	-	-	-	741,234	-	12,763	-	8,060	(955)	761,102
Unrealized gains on derivative contracts, net	-	-	-	65,393	-	1,126	-	711	-	67,230
Reallocation of capital	-	-	-	(2,821)	-	2,514	-	307	-	-
Distributions ($2.37 per common unit) and other	-	-	-	(1,762,769)	-	(39,075)	-	(16,675)	(164,220)	(1,982,739)
Balance at September 30, 2022	1,279	$63,948	740,411	$35,229,152	12,748	$606,557	8,595	$383,123	$3,323,541	$39,606,321

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2021	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	1,691,061	-	28,645	-	18,263	109,768	1,847,737
Effect of equity compensation plans	-	-	(403)	24,438	1,210	61,580	-	-	-	86,018
Capital contributions	-	-	-	-	-	-	-	-	7,378	7,378
Redemption of limited partners units	-	-	345	15,139	(1,519)	(153,312)	-	-	-	(138,173)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Issuance of units related to acquisitions	-	-	-	-	1,031	130,416	-	-	-	130,416
Foreign currency translation gains (losses), net	-	-	-	196,820	-	3,424	-	2,130	(493)	201,881
Unrealized gains on derivative contracts, net	-	-	-	13,013	-	226	-	140	-	13,379
Reallocation of capital	-	-	-	(1,510)	-	(169)	-	1,679	-	-
Distributions ($1.89 per common unit) and other	-	-	-	(1,404,391)	-	(30,284)	-	(16,675)	(290,151)	(1,741,501)
Balance at September 30, 2021	1,279	$63,948	739,323	$32,442,169	12,864	$564,480	8,595	$351,090	$3,335,787	$36,757,474

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Consolidated net earnings	$2,935,332	$1,847,737
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(107,565)	(109,043)
Equity-based compensation awards	140,022	84,416
Depreciation and amortization	1,200,410	1,181,117
Earnings from unconsolidated entities, net	(241,481)	(231,286)
Operating distributions from unconsolidated entities	316,299	311,284
Decrease (increase) in operating receivables from unconsolidated entities	(480,588)	18,036
Amortization of debt discounts and debt issuance costs, net	6,875	6,632
Gains on dispositions of development properties and land, net	(390,686)	(500,410)
Gains on other dispositions of investments in real estate, net	(585,854)	(358,180)
Unrealized foreign currency and derivative gains, net	(239,645)	(150,443)
Losses on early extinguishment of debt, net	18,895	187,453
Deferred income tax expense	23,714	10,049
Decrease (increase) in accounts receivable and other assets	143,333	(223,658)
Increase in accounts payable and accrued expenses and other liabilities	109,752	206,272
Net cash provided by operating activities	2,848,813	2,279,976
Investing activities:
Real estate development	(2,231,821)	(1,770,353)
Real estate acquisitions	(2,232,354)	(1,196,994)
Tenant improvements and lease commissions on previously leased space	(262,177)	(233,853)
Property improvements	(117,563)	(98,874)
Proceeds from dispositions and contributions of real estate	1,721,993	2,817,943
Investments in and advances to unconsolidated entities	(192,335)	(454,918)
Return of investment from unconsolidated entities	58,528	56,993
Proceeds from the settlement of net investment hedges	45,033	-
Payments on the settlement of net investment hedges	(771)	(16,513)
Net cash used in investing activities	(3,211,467)	(896,569)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	-	743
Distributions paid on common and preferred units	(1,818,509)	(1,451,319)
Noncontrolling interests contributions	11,921	7,378
Noncontrolling interests distributions	(164,220)	(290,151)
Redemption of common limited partnership units	(52,505)	(138,173)
Tax paid with shares of the Parent withheld	(25,427)	(18,434)
Debt and equity issuance costs paid	(31,912)	(22,008)
Net proceeds from (payments on) credit facilities	60,357	(70,200)
Repurchase of and payments on debt	(886,746)	(2,201,383)
Proceeds from the issuance of debt	3,394,353	2,824,754
Net cash provided by (used in) financing activities	487,312	(1,358,793)

Effect of foreign currency exchange rate changes on cash	(44,493)	(37,629)
Net increase (decrease) in cash and cash equivalents	80,165	(13,015)
Cash and cash equivalents, beginning of period	556,117	598,086
Cash and cash equivalents, end of period	$636,282	$585,071

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2022, the Parent owned a 97.27% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.73% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Index

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2022	2021	2022	2021	2022	2021
Operating properties:
Buildings and improvements	461,668	444,413	2,365	2,310	$33,800,162	$32,159,514
Improved land					12,825,512	12,294,246
Development portfolio, including land costs:
Prestabilized	7,464	6,325	21	16	903,862	710,091
Properties under development	36,756	28,638	101	83	2,537,938	2,019,249
Land (1)					2,677,988	2,519,590
Other real estate investments (2)					3,209,408	3,302,500
Total investments in real estate properties					55,954,870	53,005,190
Less accumulated depreciation					8,558,576	7,668,187
Net investments in real estate properties					$47,396,294	$45,337,003

(1)	At September 30, 2022 and December 31, 2021, our land was comprised of 6,579 and 6,227 acres, respectively.

(2)

Included in other real estate investments were: (i) land parcels we own and lease to third parties; (ii) non-strategic real estate assets acquired that we do not intend to operate long-term; (iii) non-industrial real estate assets that we intend to redevelop into industrial properties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of operating properties	9	15	22	26
Square feet	1,952	3,910	3,746	6,023
Acres of land	590	685	1,796	1,391
Acquisition cost of net investments in real estate, excluding other real estate investments (1)	$314,736	$707,209	$1,562,962	$1,572,074

Acquisition cost of other real estate investments	$33,627	$50,502	$636,841	$224,309

(1)

Included in the three and nine months ended September 30, 2021, is our acquisition of additional ownership interest in certain unconsolidated other ventures that we acquired from our partners and subsequently resulted in the consolidation of the real estate assets.

On October 3, 2022, we completed the acquisition of Duke Realty Corporation (“Duke Realty”) and Duke Realty Limited Partnership (“Duke Realty OP”) (collectively “Duke” or the “Duke Transaction”). The Duke Transaction was completed for approximately $23 billion through the issuance of equity based on the value of the Prologis common stock issued using the closing price on September 30, 2022 and the assumption of debt. The Duke portfolio was primarily comprised of logistics real estate assets, including approximately 480 industrial operating properties, aggregating 142 million square feet, which were highly complementary to our U.S. portfolio in terms of product quality, location and growth potential. The portfolio also included properties under development, land for future development and investments in other ventures. For further information on the Duke Transaction see Note 12.

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate that include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dispositions of development properties and land, net (2)
Number of properties	7	12	18	31
Square feet	1,203	2,876	4,966	12,337
Net proceeds	$168,601	$368,131	$846,350	$1,814,331
Gains on dispositions of development properties and land, net	$74,678	$139,406	$390,686	$500,410

Other dispositions of investments in real estate, net
Number of properties	-	31	102	74
Square feet	-	5,806	8,676	12,060
Net proceeds (1)	$-	$738,396	$1,264,280	$1,334,168
Gains on other dispositions of investments in real estate, net (1)	$1,019	$214,390	$585,854	$358,180

(1)	Included in the three and nine months ended September 30, 2021, is the sale of our ownership interest in an unconsolidated other venture.

(2)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $531.0 million and $459.4 million within Other Assets and lease liabilities of $526.7 million and $448.4 million within Other Liabilities, for land and office space leases in which we are the lessee, on the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	September 30,	December 31,
	2022	2021
Unconsolidated co-investment ventures	$7,864,132	$7,825,455
Other ventures	794,997	785,503
Total	$8,659,129	$8,610,958

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recurring fees	$115,902	$100,167	$344,945	$288,049
Transactional fees	19,805	14,399	54,553	53,476
Promote revenue (1)	456,038	1,570	475,552	13,821
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$591,745	$116,136	$875,050	$355,346

(1)	Includes promote revenue earned from Prologis European Logistics Fund (“PELF”) in September 2022.

(2)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022 (2)	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Key property information:
Ventures	1	1	2	2	2	2	3	3	8	8
Operating properties	738	732	261	254	988	818	208	203	2,195	2,007
Square feet	123	122	58	56	219	198	84	82	484	458

Financial position:
Total assets ($)	12,407	11,619	3,521	3,349	21,154	18,373	8,980	10,746	46,062	44,087
Third-party debt ($)	3,468	3,069	1,150	1,052	4,740	3,737	3,505	4,157	12,863	12,015
Total liabilities ($)	4,141	3,717	1,237	1,116	6,766	5,619	3,910	4,685	16,054	15,137

Our investment balance ($) (3)	2,385	2,393	859	840	3,929	3,712	691	880	7,864	7,825
Our weighted average ownership (4)	26.5%	27.0%	40.4%	40.8%	30.5%	30.9%	15.2%	15.1%	27.2%	26.9%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
For the three months ended:
Total revenues ($)	297	260	97	81	342	348	152	164	888	853
Net earnings ($)	73	152	35	28	113	84	34	49	255	313

Our earnings from unconsolidated co-investment ventures, net ($)	20	40	12	9	41	27	5	8	78	84

For the nine months ended:
Total revenues ($)	874	771	282	234	1,052	1,029	478	483	2,686	2,517
Net earnings ($)	213	255	99	86	344	253	100	120	756	714

Our earnings from unconsolidated co-investment ventures, net ($)	58	68	34	31	111	81	16	20	219	200

(1)	Prologis Brazil Logistics Venture (“PBLV”) and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)	In September 2022, PELF acquired a real estate portfolio that primarily included 125 industrial operating properties.

(3)

Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2022 and December 31, 2021, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($642.6 million and $149.5 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

Index

(4)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At September 30, 2022, our outstanding equity commitments were $295.0 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2023 to 2028 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2022 and December 31, 2021. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30,	December 31,
	2022	2021
Number of operating properties	20	14
Square feet	3,958	5,486
Total assets held for sale or contribution	$614,356	$669,688
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$7,178	$10,631

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	September 30, 2022			December 31, 2021
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (2)	Outstanding (3)	Interest Rate (1)	Term (2)	Outstanding (3)
Credit facilities	1.4%	2.2	$520,446	0.8%	1.6	$491,393
Senior notes	1.8%	10.8	15,747,632	1.7%	11.6	14,981,690
Term loans and unsecured other	1.4%	5.5	1,377,246	0.5%	4.2	1,825,195
Secured mortgage	2.4%	3.4	493,975	5.1%	4.7	416,776
Total	1.8%	10.0	$18,139,299	1.6%	10.4	$17,715,054

(1)

The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average term represents the remaining maturity in years on the debt outstanding at period end.

(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	September 30, 2022			December 31, 2021
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,143,856	6.3%	2.1%	$1,376,807	7.8%
Canadian dollar	3.9%	441,252	2.4%	2.7%	283,773	1.6%
Euro	1.2%	7,618,592	42.0%	1.0%	7,408,407	41.8%
Japanese yen	0.9%	2,857,718	15.8%	0.9%	2,878,542	16.2%
U.S. dollar	2.7%	6,077,881	33.5%	2.6%	5,767,525	32.6%
Total	1.8%	$18,139,299	100.0%	1.6%	$17,715,054	100.0%

Index

Credit Facilities

In June, we terminated our global senior credit facility (the “2019 Global Facility”) and entered into the 2022 Global Facility with a borrowing capacity of up to $3.0 billion (subject to currency fluctuations). We also upsized our second global senior credit facility (the “2021 Global Facility”), increasing its borrowing capacity up to $2.0 billion (subject to currency fluctuations). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis. During the recast of both facilities, we modified the base rate of the aggregate lender commitments in U.S. dollars from the U.S. dollar London Inter-bank Offered Rate to the Secured Overnight Financing Rate. The 2021 Global Facility is scheduled to initially mature in April 2024 and the 2022 Global Facility in June 2026; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the 2021 Global Facility to $2.5 billion and the 2022 Global Facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($380.2 million at September 30, 2022). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($518.5 million at September 30, 2022), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2021 Global Facility, the 2022 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Liquidity

The following table summarizes information about our available liquidity at September 30, 2022 (in millions):

Aggregate lender commitments
Credit Facilities	$5,248
Less:
Borrowings outstanding	520
Outstanding letters of credit	25
Current availability	$4,703
Cash and cash equivalents	636
Total liquidity	$5,339

Senior Notes

The following table summarizes the issuances of senior notes during the nine months ended September 30, 2022 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
January	£60,000	$80,932	2.1%	20.0	December 2041
February (4)	€1,550,000	$1,768,240	1.0%	8.5	February 2024 – 2034
July	¥30,964,500	$226,588	1.4%	15.5	July 2027 – 2042
September (4)	$650,000	$650,000	4.6%	10.3	January 2033
Total		$2,725,760	2.0%	9.8

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance date.

(4)	A portion of net proceeds from the issuance of these notes were used to finance green projects eligible under our green bond framework.

On October 6, 2022, we completed an exchange offer and consent solicitation for nine series of Duke’s senior notes for an aggregate amount of $3.4 billion, with $3.2 billion, or 96%, of the aggregate principal amount being validly tendered for exchange. The validly tendered senior notes were exchanged for notes issued by the OP. As a result of the consent solicitation, we have no separate remaining financial reporting obligations or financial covenants associated with the senior notes assumed in the Duke Transaction. All other terms of the assumed Duke senior notes remained substantially the same.

Index

Term Loans

In July 2022, we paid down our existing term loan in Canada of CAD $170.5 million ($133.5 million) and entered into a new term loan in Canada (“2022 Canadian Term Loan”) for CAD $300.0 million ($218.2 million at September 30, 2022), bearing interest at the Canada Dollar Offered Rate (“CDOR”) plus a spread over the applicable benchmark and maturing in August 2025, however, we can extend the maturity date by one year on two occasions, subject to the payment of extension fees. As the CDOR interest rate will transition to the Canadian Overnight Repo Rate Average (“CORRA”) prior to June 30, 2024, we anticipate modifying the interest rate on this loan prior to this transition and do not expect it to have a material impact on our Consolidated Financial Statements.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2022 and for each year through the period ended December 31, 2026, and thereafter were as follows at September 30, 2022 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2022 (1)	$-	$292,440	$3	$1,714	$294,157
2023 (1)	-	-	-	177,547	177,547
2024 (2)	377,162	292,440	-	93,519	763,121
2025 (3)	-	34,565	219,421	134,100	388,086
2026 (4)	143,284	887,279	587,672	3,466	1,621,701
Thereafter	-	14,322,660	574,649	74,629	14,971,938
Subtotal	520,446	15,829,384	1,381,745	484,975	18,216,550
Unamortized premiums (discounts), net	-	(6,306)	-	9,781	3,475
Unamortized debt issuance costs, net	-	(75,446)	(4,499)	(781)	(80,726)
Total	$520,446	$15,747,632	$1,377,246	$493,975	$18,139,299

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)	Included in the 2024 maturities is the 2021 Global Facility and Yen Credit Facility that can be extended until 2025.

(3)	Included in the 2025 maturities is the 2022 Canadian Term Loan that can be extended until 2027.

(4)	Included in the 2026 maturities is the 2022 Global Facility that can be extended until 2027.

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at September 30, 2022 were subject to certain financial covenants under their related documents. At September 30, 2022, we were in compliance with all of our financial debt covenants.

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,194,303	$3,264,337	$7,253,012	$7,397,195	$161,778	$147,545
Other consolidated entities (1)	various	various	129,238	133,201	1,626,849	1,453,236	231,979	162,598
Prologis, L.P.			3,323,541	3,397,538	8,879,861	8,850,431	393,757	310,143
Limited partners in Prologis, L.P. (2)(3)			989,680	917,799	-	-	-	-
Prologis, Inc.			$4,313,221	$4,315,337	$8,879,861	$8,850,431	$393,757	$310,143

(1)

Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at September 30, 2022 and December 31, 2021 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)	We had 8.6 million Class A Units that were convertible into 8.1 million and 8.0 million limited partnership units of the OP at September 30, 2022 and December 31, 2021, respectively.

(3)

There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 8.2 million and 8.4 million shares of the Parent’s common stock, at September 30, 2022 and December 31, 2021, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 4.5 million and 4.0 million shares of the Parent’s common stock at September 30, 2022 and December 31, 2021, respectively. See further discussion of LTIP Units in Note 7.

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

Index

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the nine months ended September 30, 2022 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2022	1,237	$87.87
Granted	538	121.73
Vested and distributed	(433)	92.58
Forfeited	(38)	120.32
Balance at September 30, 2022	1,304	$99.33

LTIP Units

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2022 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2022	3,317	$61.65
Granted	988	95.90
Vested LTIP Units	(838)	88.75
Balance at September 30, 2022	3,467	$64.85

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

Index

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2022	2021	2022	2021
Net earnings attributable to common stockholders – Basic	$1,013,933	$722,007	$2,773,042	$1,686,447
Net earnings attributable to exchangeable limited partnership units (1)	28,792	19,890	78,648	47,131
Adjusted net earnings attributable to common stockholders – Diluted	$1,042,725	$741,897	$2,851,690	$1,733,578

Weighted average common shares outstanding – Basic	740,719	739,439	740,585	739,217
Incremental weighted average effect on exchange of limited partnership units (1)	21,230	20,421	21,246	20,860
Incremental weighted average effect of equity awards	4,423	5,085	4,188	4,567
Weighted average common shares outstanding – Diluted (2)	766,372	764,945	766,019	764,644

Net earnings per share attributable to common stockholders:
Basic	$1.37	$0.98	$3.74	$2.28
Diluted	$1.36	$0.97	$3.72	$2.27

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2022	2021	2022	2021
Net earnings attributable to common unitholders	$1,042,664	$741,794	$2,851,475	$1,733,355
Net earnings attributable to Class A Units	(10,995)	(7,816)	(30,018)	(18,263)
Net earnings attributable to common unitholders – Basic	1,031,669	733,978	2,821,457	1,715,092
Net earnings attributable to Class A Units	10,995	7,816	30,018	18,263
Net earnings attributable to exchangeable other limited partnership units	61	103	215	223
Adjusted net earnings attributable to common unitholders – Diluted	$1,042,725	$741,897	$2,851,690	$1,733,578

Weighted average common partnership units outstanding – Basic	753,616	751,558	753,515	751,773
Incremental weighted average effect on exchange of Class A Units	8,034	8,003	8,017	8,005
Incremental weighted average effect on exchange of other limited partnership units	299	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,423	5,085	4,188	4,567
Weighted average common units outstanding – Diluted (2)	766,372	764,945	766,019	764,644

Net earnings per unit attributable to common unitholders:
Basic	$1.37	$0.98	$3.74	$2.28
Diluted	$1.36	$0.97	$3.72	$2.27

(1)

Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Class A Units	8,034	8,003	8,017	8,005
Other limited partnership units	299	299	299	299
Equity awards	6,557	6,965	6,309	6,863
Prologis, L.P.	14,890	15,267	14,625	15,167
Common limited partnership units	12,897	12,119	12,930	12,556
Prologis, Inc.	27,787	27,386	27,555	27,723

Index

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	September 30, 2022		December 31, 2021
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$30	$341	$664	$-
British pound sterling	59,394	-	5,361	3,492
Canadian dollar	16,113	-	2,856	1,790
Chinese renminbi	1,190	-	-	550
Euro	97,207	-	40,484	136
Japanese yen	59,983	-	23,341	-
Swedish krona	9,534	-	3,773	201

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	65,527	-	9,158	2,683
Canadian dollar	37,678	-	5,410	823

Interest rate swaps
Cash flow hedges
Euro	40,052	-	-	-
Total fair value of derivatives	$386,708	$341	$91,047	$9,675

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2022						2021
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	175	749	383	250	105	1,662	163	474	207	252	66	1,162
New contracts ($)	124	603	251	175	81	1,234	219	362	166	77	47	871
Matured, expired or settled contracts ($)	(49)	(753)	(274)	(78)	(105)	(1,259)	(199)	(120)	(115)	(58)	(45)	(537)
Notional amounts at September 30 ($)	250	599	360	347	81	1,637	183	716	258	271	68	1,496

Weighted average forward rate at September 30	1.28	1.20	1.32	108.59			1.26	1.23	1.37	103.19
Active contracts at September 30	96	89	89	99			73	87	69	78

Index

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains and Interest and Other Income, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Exercised contracts	55	61	124	135
Realized gains (losses) on the matured, expired or settled contracts	$94	$(2)	$124	$(11)
Unrealized gains on the change in fair value of outstanding contracts	$48	$35	$151	$75

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2022				2021
	BRL	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	-	535	432	967	377	135	512
New contracts ($)	44	599	317	960	535	300	835
Matured, expired or settled contracts ($)	(44)	(535)	(300)	(879)	(299)	-	(299)
Notional amounts at September 30 ($)	-	599	449	1,048	613	435	1,048

Weighted average forward rate at September 30	-	1.29	1.31		1.26	1.38
Active contracts at September 30	-	7	4		7	4

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the nine months ended September 30 (in millions):

	2022			2021
	EUR	USD	Total	EUR	USD	Total
Notional amounts at January 1 ($)	165	-	165	165	250	415
New contracts ($)	1,004	250	1,254	-	-	-
Matured, expired or settled contracts ($)	(722)	(250)	(972)	-	(250)	(250)
Notional amounts at September 30 ($)	447	-	447	165	-	165

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	September 30, 2022	December 31, 2021
British pound sterling	$1,195	$624

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains and Interest and Other Income, Net on the remeasurement of the unhedged portion of our debt and accrued interest, including euro and British pound sterling denominated debt (in millions):

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Unrealized gains on the unhedged portion	$36	$30	$85	$73

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative net investment hedges	$74,341	$25,549	$134,798	$11,090
Debt designated as nonderivative net investment hedges	105,726	15,118	247,195	(3,715)
Cumulative translation adjustment	58,995	8,041	379,109	194,506
Total foreign currency translation gains, net	$239,062	$48,708	$761,102	$201,881

Cash flow hedges (1)	$16,818	$872	$45,764	$8,246
Our share of derivatives from unconsolidated co-investment ventures	8,084	2,876	21,466	5,133
Total unrealized gains on derivative contracts, net	$24,902	$3,748	$67,230	$13,379
Total change in other comprehensive income	$263,964	$52,456	$828,332	$215,260

(1)

We estimate an additional expense of $1.1 million will be reclassified to Interest Expense over the next 12 months from September 30, 2022, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Fair Value Measurements on a Recurring Basis

At September 30, 2022 and December 31, 2021, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2022 and December 31, 2021, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At September 30, 2022 and December 31, 2021, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At September 30, 2022 and December 31, 2021, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values. The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2022 and December 31, 2021, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The fair value of the senior notes decreased during the nine months ended September 30, 2022 due to the increase in bond yields in the market as compared to the weighted average interest rates on our senior notes. The senior notes and secured mortgage debt may contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis based on market conditions and other factors.

Index

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$520,446	$520,446	$491,393	$491,429
Senior notes	15,747,632	12,650,101	14,981,690	15,151,781
Term loans and unsecured other	1,377,246	1,378,948	1,825,195	1,835,569
Secured mortgage	493,975	470,808	416,776	437,215
Total	$18,139,299	$15,020,303	$17,715,054	$17,915,994

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

Index

The following reconciliations are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Real estate operations segment:
U.S.	$1,102,418	$992,583	$3,187,756	$2,939,364
Other Americas	23,774	24,791	69,136	74,179
Europe	13,437	11,912	37,145	44,140
Asia	16,511	12,315	43,147	33,728
Total real estate operations segment	1,156,140	1,041,601	3,337,184	3,091,411
Strategic capital segment:
U.S.	53,973	60,319	155,474	130,172
Other Americas	13,344	10,679	57,809	40,817
Europe	503,764	45,325	599,076	136,589
Asia	23,671	25,125	72,557	83,218
Total strategic capital segment	594,752	141,448	884,916	390,796

Total revenues	1,750,892	1,183,049	4,222,100	3,482,207

Segment net operating income:
Real estate operations segment:
U.S. (1)	828,144	746,710	2,384,060	2,190,308
Other Americas	17,068	18,341	50,010	55,165
Europe	7,758	6,089	13,592	26,754
Asia	11,459	9,441	30,462	24,509
Total real estate operations segment	864,429	780,581	2,478,124	2,296,736
Strategic capital segment:
U.S. (1)	(16,055)	31,397	33,930	55,051
Other Americas	7,410	7,518	43,657	32,072
Europe	461,701	34,088	528,323	102,537
Asia	11,141	16,056	39,588	54,198
Total strategic capital segment	464,197	89,059	645,498	243,858

Total segment net operating income	1,328,626	869,640	3,123,622	2,540,594

Reconciling items:
General and administrative expenses	(87,903)	(66,970)	(245,663)	(219,344)
Depreciation and amortization expenses	(401,450)	(390,806)	(1,200,410)	(1,181,117)
Gains on dispositions of development properties and land, net	74,678	139,406	390,686	500,410
Gains on other dispositions of investments in real estate, net	1,019	214,390	585,854	358,180
Operating income	914,970	765,660	2,654,089	1,998,723

Earnings from unconsolidated entities, net	84,925	91,818	241,481	231,286
Interest expense	(63,884)	(63,638)	(188,241)	(203,331)
Foreign currency and derivative gains and interest and other income, net	171,832	63,326	364,623	142,859
Losses on early extinguishment of debt, net	-	-	(18,895)	(187,453)
Earnings before income taxes	$1,107,843	$857,166	$3,053,057	$1,982,084

Index

	September 30, 2022	December 31, 2021
Segment assets:
Real estate operations segment:
U.S.	$45,767,065	$44,136,140
Other Americas	1,740,423	1,148,371
Europe	1,633,021	1,837,800
Asia	1,045,584	965,854
Total real estate operations segment	50,186,093	48,088,165
Strategic capital segment: (2)
U.S.	11,029	11,984
Europe	25,280	25,280
Asia	215	299
Total strategic capital segment	36,524	37,563
Total segment assets	50,222,617	48,125,728

Reconciling items:
Investments in and advances to unconsolidated entities	8,659,129	8,610,958
Assets held for sale or contribution	614,356	669,688
Cash and cash equivalents	636,282	556,117
Other assets	813,145	523,729
Total reconciling items	10,722,912	10,360,492
Total assets	$60,945,529	$58,486,220

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)

Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital segment. Goodwill was $25.3 million at September 30, 2022 and December 31, 2021.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2022 and 2021 included the following:

•

We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $150.4 million in 2022 and $32.7 million in 2021 for both assets and liabilities.

•	We capitalized $26.5 million and $19.4 million in 2022 and 2021, respectively, of equity-based compensation expense.

•

We received $393.2 million and $299.4 million in 2022 and 2021, respectively, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 3.

•	We issued 0.2 million and 0.3 million shares in 2022 and 2021, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•

We issued 1.0 million common limited partnership units for $130.4 million to our partner and assumed debt of $215.3 million in our acquisition of additional ownership interest in and subsequent consolidation of two unconsolidated other ventures in 2021.

•	We formed an unconsolidated venture by contributing $10.0 million of land in 2021.

We paid $188.9 million and $224.7 million for interest, net of amounts capitalized, during the nine months ended September 30, 2022 and 2021, respectively.

We paid $85.3 million and $85.0 million for income taxes, net of refunds, during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 12. ACQUISITION OF DUKE

On October 3, 2022, we completed the acquisition of Duke. The purchase price consideration was determined based upon a fixed exchange ratio, with each issued and outstanding share of Duke Realty common stock and common unit of Duke Realty OP converting

Index

automatically into the right to receive 0.475 of a newly issued share of Prologis, Inc. common stock or common unit of Prologis, L.P., as applicable. We issued approximately 183 million shares of Prologis, Inc. common stock and 2 million common limited partnership units in the OP in the Duke Transaction. After consideration of all applicable factors pursuant to the business combination accounting rules, we concluded the transaction will be treated as an asset acquisition and as a result the transaction costs will be capitalized to the basis of the acquired properties. The total acquisition price was approximately $23 billion through the issuance of equity based on the value of the Prologis, Inc. common stock issued using the closing price on September 30, 2022 and the assumption of debt.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2022, the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2022 and 2021, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 27, 2022

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of September 30, 2022, the related consolidated statements of income, comprehensive income, and capital for the three-month and nine-month periods ended September 30, 2022 and 2021, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 27, 2022

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

MANAGEMENT’S OVERVIEW

Prologis is the global leader in logistics real estate with a focus on high-barrier, high growth markets. We own, manage and develop well-located, high-quality logistics facilities in 19 countries across four continents. Our portfolio focuses on the world’s most vibrant centers of commerce and our scale across these locations allows us to respond to our customers’ diverse logistics requirements. Our teams actively manage our portfolio and provide comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We invest in new logistics properties principally through our development activity and third-party acquisitions. Our property dispositions and contributions allow us to recycle capital and contribute to self-funding our development and acquisition activities. While the majority of our properties in the United States (“U.S.”) are wholly owned, we hold a significant ownership interest in co-investment ventures in both the U.S. and internationally. Partnering with the world’s largest institutional

Index

investors through co-investment ventures allows us to enhance and diversify our real estate returns as well as mitigate our exposure to foreign currency movements.

The long-term trends of e-commerce adoption and supply chain resiliency are driving requirements for increased warehouse space to store and distribute goods. This has led to customer demand that has outpaced supply and driven meaningful rent growth in our markets. We believe this demand is driven by three primary factors: (i) customer supply chains re-positioning to address the significant shift to e-commerce and service expectations; (ii) overall consumption and household growth; and (iii) our customers’ desire for more supply chain resiliency. With the inventory-to-sales ratio below pre-pandemic levels, our customers not only need to build inventories to address this shortfall, but also build additional safety stock. We believe these forces will keep demand strong for the long-term.

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

On October 3, 2022, we acquired Duke Realty Corporation and Duke Realty Limited Partnership (collectively “Duke”) through a merger transaction that we refer to as the “Duke Transaction” and is fully detailed in Note 12 to our Consolidated Financial Statements. The Duke portfolio was primarily comprised of logistics real estate assets, including approximately 480 industrial operating properties, totaling 142 million square feet, which were highly complementary to our U.S. portfolio in terms of product quality, location and growth potential. The portfolio also included properties under development, land for future development and investments in other ventures. The acquisition expanded our presence in target markets such as New Jersey, Chicago, Dallas, Atlanta, South Florida and Southern California. The total acquisition price was approximately $23 billion through the issuance of equity based on the value of the Prologis, Inc. common stock issued using the closing price on September 30, 2022 and the assumption of debt. As a result of the closely aligned portfolios and similar business strategy, we integrated the Duke properties while adding minimal property management and general and administrative (“G&A”) expenses due to our ability to scale. Since the Duke Transaction closed after quarter-end, the following discussion of our financial condition and operating results does not include Duke.

At September 30, 2022, our total O&M portfolio at 100%, including properties and development projects, totaled $108.0 billion (based on gross book value and total expected investment (“TEI”) at completion) across 1.0 billion square feet (97 million square meters) and four continents. Our share of the total O&M portfolio was $68.9 billion. We lease modern logistics facilities to a diverse base of approximately 5,800 customers.

Index

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

Real Estate Operations

Rental. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the nine months ended September 30, 2022, within the consolidated operating portfolio, the weighted average lease term was 68 months. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth, outside of the Duke Transaction, will be rolling in-place leases to current market rents as leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to the requirements of our current and future customers while deepening our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features and practices that result in cost-savings and operational efficiencies for our customers; and (v) our procurement capabilities that allow us to secure construction materials that are in high demand at lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the net asset value of our Real Estate Operations segment. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital

Our strategic capital segment allows us to partner with many of the world’s largest institutional investors. Our strategic capital business is capitalized principally through private and public equity of which 95% is either in perpetual open-ended or long-term ventures or our two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico). We align our interests with our partners by holding significant ownership interests in all of our eight unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

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

Index

FUTURE GROWTH

We believe that the quality and scale of our global portfolio, our ability to build out our global land bank, our strategic capital business, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive organic growth in revenues, NOI, earnings, FFO and cash flows.

(1)	Calculated using the trailing twelve months immediately prior to the period ended.

•

Rent Growth. We expect rents in our markets to continue to grow due to the increasing demand for well-located logistics real estate. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future organic NOI growth. We estimate that our net effective lease mark-to-market is approximately 62%, which represents the growth rate from in-place rents to current market rents based on our weighted average ownership of the O&M portfolio at September 30, 2022. Therefore, even if there was no additional rent growth in the future, we expect our lease renewals to translate into significant increases in future income. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013.

•

Value Creation from Development. A successful development and redevelopment program requires sourcing well-located land and redevelopment sites through acquisition opportunities, including our innovative approach with Covered Land Plays, which are income-producing assets acquired with the intention to redevelop for higher and better use as industrial properties. Our investment in the development portfolio was $3.4 billion at September 30, 2022. We believe that the carrying value of our global land bank is meaningfully below its current fair value. Based on our current estimates, our consolidated land, including options and Covered Land Plays, has the potential to support the development of $29.7 billion ($33.2 billion on an O&M basis) of TEI of new logistics space. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgement of market conditions, opportunities and risks.

Due to the strategic nature of our global land bank, development expertise of our teams and strength of our customer relationships, we expect to create value as we build new properties. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•

Strategic Capital Advantages. We continue to raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At September 30, 2022, the gross book value of the operating portfolio held by our eight unconsolidated co-investment ventures was $45.9 billion across 481 million square feet.

•

Balance Sheet Strength. At September 30, 2022, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average effective interest rate was 1.8%, primarily as a result of our refinancing activities over the last several years. Through our refinancing activities we have substantially addressed all our debt maturities through 2026 and have taken advantage of previously low interest rates. At September 30, 2022, we had total available liquidity of $5.3 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant capacity to capitalize on value-added investment opportunities as they arise.

•

Economies of Scale from Growth. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. The acquisition of the Duke portfolio is a key example of this where we increased our O&M portfolio and expect minimal increases to G&A expenses.

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

Index

SUMMARY OF 2022

Our financial condition and operating results were strong during the nine months ended September 30, 2022. Our customers continue to seek available space across our markets and our teams report healthy demand. Our O&M operating portfolio occupancy was 97.8% at September 30, 2022 and rent change on leases commenced was 47.1% based on our ownership share during the nine months ended September 30, 2022. We are closely monitoring the macro environment where ongoing inflation, steeply rising interest rates and the war and energy crisis in Europe are pressuring the global economy. We expect to be prudent as we evaluate capital deployment activities, including a focus on build-to-suit developments and a pause on contributions into our open-ended funds in the near term. We believe we are well-positioned in our portfolio to organically grow revenues given the increase in market rents and our high lease mark-to-market. However, we will be cautious as we manage our business in this uncertain environment.

During the nine months ended September 30, 2022, we completed the following significant activities as previously described in the Notes to the Consolidated Financial Statements:

•

We generated net proceeds of $2.1 billion and realized net gains of $977 million, principally from the contribution of properties to our unconsolidated co-investment venture in Europe and dispositions of non-strategic assets to third parties in the U.S.

•

We earned promotes aggregating $476 million ($372 million net of related strategic capital expenses), primarily during the third quarter of 2022 from the third-party investors in Prologis European Logistics Fund (“PELF”) in Europe.

•

With the strengthening of the U.S. dollar against the foreign currencies in which we operate, we realized net gains upon settlement of undesignated derivative instruments that offset the negative impact of the translation of our earnings to U.S. dollars.

•

In June, we terminated our global senior credit facility (the “2019 Global Facility”) and entered into the 2022 Global Facility with a borrowing capacity of up to $3.0 billion and an extended initial maturity date of June 2026. We also upsized our second global senior credit facility (the “2021 Global Facility”), increasing its borrowing capacity up to $2.0 billion. This resulted in increasing our total borrowing capacity under both facilities to $5.0 billion and modifying the base rate of the aggregate lender commitments in U.S. dollars from the U.S. dollar London Inter-bank Offered Rate to the Secured Overnight Financing Rate. At September 30, 2022, we had total available liquidity of $5.3 billion, with aggregate availability under our credit facilities of $4.7 billion and unrestricted cash balances of $636 million.

•	We issued $2.7 billion of senior notes (principal in millions):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate (2)	Term (3)	Maturity Dates
January	£60	$81	2.1%	20.0	December 2041
February (4)	€1,550	$1,768	1.0%	8.5	February 2024 – 2034
July	¥30,965	$227	1.4%	15.5	July 2027 – 2042
September (4)	$650	$650	4.6%	10.3	January 2033
Total		$2,726	2.0%	9.8

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	The weighted average interest rate represents the fixed or variable interest rates of the related debt at the issuance date.

(3)	The weighted average term represents the remaining maturity in years on the related debt at the issuance date.

(4)	A portion of the net proceeds from the issuance of these notes were used to finance green projects eligible under our green bond framework.

On October 3, 2022, we completed the Duke Transaction for approximately $23 billion through the issuance of equity and the assumption of debt. See Note 12 to our Consolidated Financial Statements for more information on this transaction.

Index

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

	2022	2021
Real Estate Operations – NOI	$2,478	$2,297
Strategic Capital – NOI	645	244
General and administrative expenses	(246)	(219)
Depreciation and amortization expenses	(1,200)	(1,181)
Operating income before gains on real estate transactions, net	1,677	1,141
Gains on dispositions of development properties and land, net	391	500
Gains on other dispositions of investments in real estate, net	586	358
Operating income	$2,654	$1,999

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

Below are the components of Real Estate Operations NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2022	2021
Rental revenues	$3,322	$3,074
Development management and other revenues	15	18
Rental expenses	(831)	(780)
Other expenses	(28)	(15)
Real Estate Operations – NOI	$2,478	$2,297

Index

The change in Real Estate Operations (“REO”) NOI for the nine months ended September 30, 2022 compared to the same period in 2021 of $181 million was impacted by the following activities (in millions):

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

(2)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2021 through September 30, 2022.

Below are key operating metrics of our consolidated operating portfolio.

(1)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)	Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the nine months ended September 30 (dollars and square feet in millions):

	2022	2021
Starts:
Number of new development buildings during the period	75	57
Square feet	26	20
TEI	$3,838	$2,576
Percentage of build-to-suits based on TEI	36.4%	49.4%

Stabilizations:
Number of development buildings stabilized during the period	52	44
Square feet	16	12
TEI	$2,004	$1,371
Percentage of build-to-suits based on TEI	46.8%	40.1%
Weighted average stabilized yield (1)	6.0%	5.9%
Estimated value at completion	$3,159	$1,958
Estimated weighted average margin (2)	57.6%	42.8%
Estimated value creation	$1,155	$587

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)

Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI.

At September 30, 2022, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before May 2024 with a TEI of $6.2 billion and was 45.8% leased. Our investment in the development portfolio was $3.4 billion at September 30, 2022, leaving $2.8 billion remaining to be spent.

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

Below are the components of Strategic Capital NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2022	2021
Strategic capital revenues	$885	$391
Strategic capital expenses	(240)	(147)
Strategic Capital – NOI	$645	$244

Below is additional detail of our Strategic Capital revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Strategic capital revenues ($)
Recurring fees (2)	133	99	33	28	129	114	59	58	354	299
Transactional fees (3)	17	9	7	5	17	18	14	25	55	57
Promote revenue (4)	5	22	18	8	453	5	-	-	476	35
Total strategic capital revenues ($)	155	130	58	41	599	137	73	83	885	391
Strategic capital expenses ($) (4)	(121)	(75)	(14)	(9)	(71)	(34)	(34)	(29)	(240)	(147)
Strategic Capital – NOI ($)	34	55	44	32	528	103	39	54	645	244

(1)	The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)

Recurring fees include asset management and property management fees. The increase in fees is primarily due to higher asset management fees driven by the increases in the fair value of the properties based on third party valuations.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. An increase in asset valuations in the co-investment ventures is one of the significant drivers of returns that can translate into earning future promote revenues. Included above is promote revenue earned from PELF in September 2022. Approximately 40% of the promote earned by us from the co-investment ventures is paid to our employees as a combination of cash and stock-based awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

G&A Expenses

G&A expenses were $246 million and $219 million for the nine months ended September 30, 2022 and 2021, respectively. G&A expenses increased in 2022 as compared to 2021, primarily due to higher compensation expenses. We capitalize certain internal costs, including salaries and related expenses, that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the nine months ended September 30 (dollars in millions):

	2022	2021
Building and land development activities	$79	$70
Operating building improvements and other	32	21
Total capitalized G&A expenses	$111	$91
Capitalized salaries and related costs as a percent of total salaries and related costs	23.0%	21.6%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.2 billion for the nine months ended September 30, 2022 and 2021.

The change in depreciation and amortization expenses during the nine months ended September 30, 2022 from the same period in 2021 of approximately $19 million was impacted by the following activities (in millions):

Increase
Decrease
$1,250
$1,225
$1,200
$1,175
$1,150
$1,181
$25
$20
$26
$1,200
Q3 2021 Depreciation and Amortization Expense
Acquisitions
Development properties placed into service
Dispositions and contributions
Q3 2022 Depreciation and Amortization Expense

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $391 million and $500 million for the nine months ended September 30, 2022 and 2021, respectively, and primarily included gains from the contribution of properties we developed to our unconsolidated co-investment ventures in Europe and Japan. Gains on other dispositions of investments in real estate were $586 million and $358 million for the nine months ended September 30, 2022 and 2021, respectively, which included sales of non-strategic operating properties both in 2022 and 2021. Sales of non-strategic operating properties for 2022 primarily occurred in the U.S. in the first quarter and 2021 included the sale of our ownership interest in one of our other unconsolidated ventures. We utilized the proceeds from these transactions primarily to fund our development activities during both periods. See Note 2 to the Consolidated Financial Statements for further information on these transactions.

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

	September 30, 2022			December 31, 2021
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,361	463	97.8%	2,300	446	98.2%
Unconsolidated	2,167	481	97.8%	1,987	456	97.3%
Total	4,528	944	97.8%	4,287	902	97.7%

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

We define our same store population for the three months ended September 30, 2022 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2021 and owned throughout the same three-month period in both 2021 and 2022. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2021) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2022	2021	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,152	$1,037
Rental expenses	(285)	(256)
Consolidated Property NOI	867	781

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(144)	(106)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	615	565
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(502)	(467)
Prologis Share of Same Store Property NOI – Net Effective (2)	$836	$772	8.3%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(17)	(21)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(9)	(13)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	8	10
Prologis Share of Same Store Property NOI – Cash (2)(3)	$818	$748	9.3%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at September 30, 2022 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $241 million and $231 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2022	2021
Gross interest expense	$223	$227
Amortization of debt discount and debt issuance costs, net	6	6
Capitalized amounts	(41)	(30)
Net interest expense	$188	$203
Weighted average effective interest rate during the period	1.6%	1.7%

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains and Interest and Other Income, Net

We recognized foreign currency and derivative gains and interest and other income, net, of $365 million and $143 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table details our foreign currency and derivative gains (losses), net for the nine months ended September 30 (in millions):

	2022	2021
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$124	$(11)
Gains (losses) on the settlement of transactions with third parties	1	(1)
Total realized foreign currency and derivative gains (losses), net	125	(12)

Unrealized foreign currency and derivative gains, net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	235	148
Gains on remeasurement of certain assets and liabilities	5	2
Total unrealized foreign currency and derivative gains, net	240	150
Total foreign currency and derivative gains, net	$365	$138

See Note 9 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in the local, state and foreign jurisdictions in which we

Index

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

The following table summarizes our income tax expense (benefit) for the nine months ended September 30 (in millions):

	2022	2021
Current income tax expense:
Income tax expense	$93	$65
Income tax expense on dispositions	1	56
Income tax expense on dispositions related to acquired tax liabilities	-	3
Total current income tax expense	94	124

Deferred income tax expense (benefit):
Income tax expense	24	13
Income tax benefit on dispositions related to acquired tax liabilities	-	(3)
Total deferred income tax expense	24	10
Total income tax expense	$118	$134

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $158 million and $157 million for the nine months ended September 30, 2022 and 2021, respectively. Included in these amounts were $78 million and $47 million for the nine months ended September 30, 2022 and 2021, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P. The third quarter of 2021 included the sale of non-strategic operating properties in our consolidated co-investment venture in the U.S.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) during the nine months ended September 30, 2022 and 2021, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments, that when designated the change in fair value is included in AOCI/L.

See Note 9 to the Consolidated Financial Statements for more information on changes in other comprehensive income (loss) and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, are similar to the changes for the nine-month periods ended on the same dates.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We consider our ability to generate cash from operating activities, distributions from our co-investment ventures, contributions and dispositions of properties and available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service, dividend and distribution requirements.

Given the uncertain macro environment and the impact on real estate valuations, we expect to be cautious as we evaluate capital deployment activities, including a focus on build-to-suit developments and a pause on contributions in the near term.

Index

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2022, 122 properties in our development portfolio were 45.8% leased with a current investment of $3.4 billion and a TEI of $6.2 billion when completed and leased, leaving $2.8 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land;

•	the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	repayment of debt and scheduled principal payments of $294 million in the remainder of 2022 and $178 million in 2023;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures; and

•

the acquisition of operating properties or portfolios of operating properties (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our co-investment ventures). In October 2022, we completed the Duke Transaction for approximately $23 billion through the issuance of equity and the assumption of debt.

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures, including promotes like the one we earned as of September 30, 2022 that we will receive in the fourth quarter;

•	distributions received from co-investment ventures;

•	proceeds from contributions of properties to current or future co-investment ventures;

•	proceeds from the disposition of properties or other investments to third parties;

•	available unrestricted cash balances ($636 million at September 30, 2022);

•	borrowing capacity under our current credit facility arrangements ($4.7 billion available at September 30, 2022); and

•	proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2022			December 31, 2021
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,144	6.3%	2.1%	$1,377	7.8%
Canadian dollar	3.9%	441	2.4%	2.7%	284	1.6%
Euro	1.2%	7,618	42.0%	1.0%	7,408	41.8%
Japanese yen	0.9%	2,858	15.8%	0.9%	2,879	16.2%
U.S. dollar	2.7%	6,078	33.5%	2.6%	5,767	32.6%
Total debt (1)	1.8%	$18,139	100.0%	1.6%	$17,715	100.0%

Index

(1)	The weighted average remaining maturity for total debt outstanding at September 30, 2022 and December 31, 2021 was 10 years.

Our credit ratings at September 30, 2022, were A3 from Moody’s with a stable outlook and A from Standard & Poor’s with a stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At September 30, 2022, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at September 30, 2022 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$1,644	$1,644	2024 – 2025 (2)
Prologis European Logistics Fund	-	193	193	2025 (2)
Prologis China Logistics Venture	262	1,372	1,634	2023 – 2028
Prologis Brazil Logistics Venture	33	133	166	2026
Total	$295	$3,342	$3,637

(1)

The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at September 30, 2022.

(2)	Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2022	2021
Net cash provided by operating activities	$2,849	$2,280
Net cash used in investing activities	$(3,211)	$(897)
Net cash provided by (used in) financing activities	$487	$(1,359)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$80	$(13)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the nine months ended September 30, 2022 and 2021:

•

Real estate operations. We receive the majority of our operating cash through the net revenues of our Real Estate Operations segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Operations segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized. See the Results of Operations section above for further explanation of our Real Estate Operations segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $108 million and $109 million in 2022 and 2021, respectively.

•

Strategic capital. We also generate operating cash through our Strategic Capital segment by providing asset management and property management and other services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of the net revenues from our Strategic Capital segment. Included in Strategic Capital Revenues is the

Index

third-party investors’ share that is owed for promotes, which is recognized in operating activities in the period the cash is received, generally the quarter after the revenue is recognized. We expect to receive cash for the promote we earned as of September 30, 2022 in the fourth quarter.

•

G&A expenses and equity-based compensation awards. We incurred $246 million and $219 million of G&A expenses in 2022 and 2021, respectively. We recognized equity-based, noncash compensation expenses of $140 million and $84 million in 2022 and 2021, respectively, which were recorded to Rental Expenses in the Real Estate Operations segment, Strategic Capital Expenses in the Strategic Capital segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $316 million and $311 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2022 and 2021, respectively.

•	Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $189 million and $225 million in 2022 and 2021, respectively.

•	Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $85 million in both 2022 and 2021.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of operating properties. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. Acquisition activity includes land for future development, operating properties and other real estate assets. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the nine months ended September 30, 2022 and 2021:

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $192 million and $455 million in 2022 and 2021, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $59 million and $57 million in 2022 and 2021, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•

Net proceeds from (payments on) the settlement of net investment hedges. We received $44 million and paid $17 million for the settlement of net investment hedges in 2022 and 2021, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):

	2022	2021
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$594	$6
Secured mortgage debt	159	301
Senior notes	-	1,644
Term loans	134	250
Total	$887	$2,201

Proceeds from the issuance of debt
Secured mortgage debt	$259	$207
Senior notes	2,716	2,618
Term loans	419	-
Total	$3,394	$2,825

Index

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $7.9 billion at September 30, 2022. These ventures had total third-party debt of $12.9 billion at September 30, 2022 with a weighted average remaining maturity of 7 years and weighted average interest rate of 2.8%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 26.7% at September 30, 2022 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2022, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.79 and $0.63 per common share in each of the first three quarters of 2022 and 2021, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in each of the first three quarters of 2022 and 2021.

At September 30, 2022, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Index

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

Index

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

	2022	2021
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$2,773	$1,686

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,163	1,149
Gains on other dispositions of investments in real estate, net of taxes	(591)	(331)
Reconciling items related to noncontrolling interests	4	-
Our share of reconciling items included in earnings related to unconsolidated entities	241	223
NAREIT defined FFO attributable to common stockholders/unitholders	3,590	2,727

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(232)	(150)
Deferred income tax expense	24	10
Current income tax expense on dispositions related to acquired tax liabilities	-	3
Reconciling items related to noncontrolling interests	-	1
Our share of reconciling items included in earnings related to unconsolidated entities	(14)	(2)
FFO, as modified by Prologis attributable to common stockholders/unitholders	3,368	2,589

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(391)	(500)
Current income tax expense on dispositions	7	29
Losses on early extinguishment of debt and other, net	19	187
Reconciling items related to noncontrolling interests	5	7
Our share of reconciling items included in earnings related to unconsolidated entities	2	-
Core FFO attributable to common stockholders/unitholders	$3,010	$2,312

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at September 30, 2022. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At September 30, 2022, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the nine months ended September 30, 2022, $829 million or 20% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen and have an aggregate notional amount of $1.6 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar.  Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $164 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At September 30, 2022, $16.1 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At September 30, 2022, $2.1 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at September 30, 2022 (dollars in millions):

	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt (1)	$2	$29	$240	$170	$15,690	$16,131	$12,935
Weighted average interest rate (2)	4.9%	3.5%	1.4%	3.2%	1.9%	1.9%

Variable rate debt
Credit facilities	$-	$-	$377	$-	$143	$520	$520
Term loans	-	-	-	218	761	979	978
Senior notes	292	-	146	-	-	438	438
Secured mortgage debt	-	149	-	-	-	149	149
Total variable rate debt	$292	$149	$523	$218	$904	$2,086	$2,085

(1)	At September 30, 2022, we had one interest rate swap agreement to fix €150 million ($156 million) of our floating rate euro senior notes that is included in fixed rate debt.

(2)

The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at September 30, 2022 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

Index

At September 30, 2022, the weighted average effective interest rate on our variable rate debt was 1.1%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $2 million for the quarter ended September 30, 2022, which equates to a change in interest rates of 11 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At September 30, 2022, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2022, we issued less than 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

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

2.1

Letter Agreement, dated as of September 16, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis’ Current Form 8-K filed on September 16, 2022).

4.1	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on September 15, 2022).

4.2	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on September 15, 2022).

10.1	Form of LTIP Unit Award Agreement (Omnibus 2022) (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on September 27,2022).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: October 27, 2022