Form 10-K
period 2022-12-31
Prologis, Inc.; Prologis, L.P.
filed 2023-02-14
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Prologis, Inc.: Yes ☐ No ☑	Prologis, L.P.: Yes ☐ No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2022, the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $86,814,282,420.

The number of shares of Prologis, Inc.’s common stock outstanding at February 13, 2023, was approximately 923,429,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2022 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

Auditor Name: KPMG LLP Auditor Location: Denver, CO Auditor Firm ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2022, the Parent owned a 97.60% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.40% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

Prologis, Inc. is a self-administered and self-managed REIT and is the sole general partner of Prologis, L.P. through which it holds substantially all of its assets. We operate Prologis, Inc. and Prologis, L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We have a significant ownership interest in the co-investment ventures, which are either consolidated or unconsolidated based on our level of control of the entity.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code” or “IRC”). We believe the current organization and method of operation enable Prologis, Inc. to maintain its status as a REIT. Prologis, L.P. was also formed in 1997.

We operate, manage and measure the operating performance of our properties on an owned and managed (“O&M”) basis. Our O&M portfolio includes our consolidated properties as well as properties owned by our unconsolidated co-investment ventures. We make operating decisions based on our total O&M portfolio as we manage the properties without regard to their ownership. We also evaluate our results based on our proportionate economic ownership of each property included in the O&M portfolio (“our share”) to reflect our share of the financial results of the O&M portfolio.

Included in our discussion below are references to funds from operations (“FFO”) and net operating income (“NOI”), neither of which are United States (“U.S.”) generally accepted accounting principles (“GAAP”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net Earnings Attributable to Common Stockholders/Unitholders in the Consolidated Statements of Income to our FFO measures and a reconciliation of NOI to Operating Income, the most directly comparable GAAP measures.

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

THE COMPANY

Prologis is the global leader in logistics real estate with a focus on high-barrier, high-growth markets. We own, manage and develop well-located, high-quality logistics facilities in 19 countries across four continents. Our portfolio focuses on the world’s most vibrant centers of commerce and our scale across these locations allows us to better serve our customers’ diverse logistics requirements. Our teams actively manage our portfolio and provide comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We invest significant capital into new logistics properties principally through our development activity and third-party acquisitions. The contribution of newly developed properties to our co-investment ventures and the sale of non-strategic properties to third parties allows us to recycle capital into our development and acquisition activities.

While the majority of our properties in the U.S. are wholly owned, we hold a significant ownership interest in properties internationally and in the U.S. through our investments in the co-investment ventures. Partnering with the world’s largest institutional investors through co-investment ventures allows us to enhance and diversify our real estate returns as well as mitigate our exposure to foreign currency movements.

Logistics supply chains have increased dramatically in importance to our customers and the global economy. The long-term trends of e-commerce adoption and supply chain resiliency continue to drive the need for increased warehouse space to store and distribute goods. This demand has translated into meaningful increases in rents and low vacancy. We believe this demand is driven by three primary factors: (i) customer supply chains re-positioning to address the significant shift to e-commerce and heightened service expectations; (ii) overall consumption and household growth; and (iii) our customers’ desire for more supply chain resiliency. We believe these forces will keep demand strong for the long-term.

The nature of the services we are providing to our customers is expanding. The scale of our 1.2 billion square foot portfolio allows us to provide a platform of solutions to address challenges that companies face in global fulfillment today. Through Prologis Essentials, we focus on innovative ways to meet our customers’ operations, energy and sustainability, mobility and workforce needs. Our customer experience teams, proprietary technology and strategic partnerships are foundational to Prologis Essentials and allow us to provide our customers with unique and actionable insights to drive greater efficiency in their operations.

Our long-standing dedication to Environmental, Social and Governance (“ESG”) practices strengthens our relationships with our customers, investors, employees and the communities in which we do business. The principles of ESG are an important aspect of our business strategy that we believe delivers a strategic business advantage while positively impacting the environment.

2022 Significant Acquisition

On October 3, 2022, we acquired Duke Realty Corporation and Duke Realty Limited Partnership (collectively “Duke”) through a merger transaction that we refer to as the “Duke Transaction” and is detailed in Note 3 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Our financial condition and operating results include the Duke properties subsequent to the acquisition date. The Duke portfolio was primarily comprised of logistics real estate assets, including 494 industrial operating properties, aggregating 144 million square feet and was highly complementary to our U.S. portfolio in terms of product quality, location and growth potential. There was approximately 15 million square feet of non-strategic industrial operating properties that we do not intend to hold long-term and are classified as other real estate investments. The portfolio also included properties under development, land for future development and investments in other ventures. The acquisition expanded our presence in target markets such as Chicago, Dallas, Atlanta, South Florida and Southern California. The total acquisition price, including transaction costs, was $23.2 billion and was funded through the issuance of equity based on the value of the Prologis, Inc. common stock issued using the closing price on September 30, 2022 and the assumption of debt. As a result of the closely aligned portfolios and similar business strategy and our ability to scale, we integrated the Duke portfolio while adding minimal property management and general and administrative expenses (“G&A”).

Overview

At December 31, 2022, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.2 billion square feet across the following geographies:

Throughout this discussion, we reflect amounts in the U.S. dollar, our reporting currency. Included in these amounts are consolidated and unconsolidated investments denominated in foreign currencies, principally the British pound sterling, Canadian dollar, euro and Japanese yen that are impacted by fluctuations in exchange rates when translated to U.S. dollars. We mitigate our exposure to foreign currency fluctuations by investing outside the U.S. through co-investment ventures, borrowing in the functional currency of our subsidiaries and utilizing derivative financial instruments.

OPERATING SEGMENTS

Our business comprises two operating segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments over the last three years (in millions):

(1)

NOI from the Real Estate Segment is calculated directly from our Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. NOI from the Strategic Capital Segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses.

(2)

A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of when a property that was developed has been completed for one year, is contributed to a co-investment venture following completion or is 90% occupied. Amounts represent our total expected investment (“TEI”) upon stabilization, which includes the estimated cost of development or expansion, including land, construction and leasing costs.

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our operating segments and generally contribute 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during 2022 within the consolidated operating portfolio, the weighted average lease term was 69 months. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth, outside of the Duke Transaction, will be rolling in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to the requirements of our current and future customers while deepening our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that result in cost-savings and operational efficiencies for our customers; and (v) our procurement capabilities that allow us to secure high-demand construction materials at lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the value of our Real Estate Segment. Generally, we develop properties in the U.S. for long-term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital Segment

Our Strategic Capital Segment allows us to partner with many of the world’s largest institutional investors. The business is capitalized principally through private and public equity of which 95% is either in perpetual open-ended or long-term ventures, and two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico). We align our interests with our partners by holding significant ownership interests in all of our eight unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

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

FUTURE GROWTH

We believe that the quality and scale of our portfolio, our ability to build out our land bank, our strategic capital business, the expertise of our team, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

•

Rent Growth. We expect rents in our markets to continue to increase due to healthy demand combined with low vacancy. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future organic NOI growth. We estimate that our lease mark-to-market is approximately 67% (on a net effective basis), which represents the growth rate from in-place rents to current market rents based on our share of the O&M portfolio at December 31, 2022. Therefore, even if there was no additional market rent growth in the future, we expect our lease renewals to translate into significant increases in future income. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013.

•

Value Creation from Development. A successful development and redevelopment program requires sourcing well-located land and redevelopment sites through acquisition opportunities, including our innovative approach with Covered Land Plays, which are income producing assets acquired with the intention to redevelop for higher and better use as industrial properties. Our investment in the development portfolio was $4.2 billion at December 31, 2022. We believe that the carrying value of our land bank is below its current fair value. Based on our current estimates, our consolidated land, including options and Covered Land Plays, has the potential to support the development of $34.2 billion ($39.0 billion on an O&M basis) of TEI of new logistics space. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgement of market conditions, opportunities and risks.

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

•

Strategic Capital Advantages. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At December 31, 2022, the gross book value of the operating portfolio held by our eight unconsolidated co-investment ventures was $49.3 billion across 488 million square feet.

(1)

G&A Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures.

•

Balance Sheet Strength. The Duke Transaction increased the strength and size of our balance sheet while allowing us to maintain our low leverage. At December 31, 2022, the weighted average remaining maturity of our consolidated debt was 9 years and the weighted average interest rate was 2.5%, primarily as a result of our refinancing activities over the last several years. Through our refinancing activities we have substantially addressed all our debt maturities until 2026 and have taken advantage of previously low interest rates. At December 31, 2022, we had total available liquidity of $4.1 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant capacity to capitalize on opportunistic value-added investments as they arise.

•

Economies of Scale from Growth. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We use adjusted G&A expenses as a percentage of the O&M portfolio (based on gross book value) to measure and evaluate our overhead costs. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. The acquisition of the Duke portfolio in 2022 is a key example of this, where we increased our O&M portfolio by over 20% in the fourth quarter of 2022 and had minimal increases to G&A expenses, resulting in lower G&A expenses as a percentage of investments in real estate. While we plan to make future investments in our new lines of business through Prologis Essentials, we expect to maintain our operational efficiency.

•

Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale to obtain procurement savings and innovating through data analytics and digitization efforts. This includes investments in early and growth-stage companies that are focused on emerging technology. Through Prologis Essentials we support our customers through service and product offerings, including innovative solutions to operations, energy and sustainability, mobility and workforce that can make our customers’ decision process easier and their enterprise more efficient.

Competition

Real estate ownership is highly fragmented, and we face competition from many owners and operators. Competitively priced logistics space could impact our occupancy rates and have an adverse effect on how much rent we can charge, which in turn could affect our operating results. We face competition regarding our capital deployment activities, including regional, national and global operators and developers. We also face competition from investment managers for institutional capital within our strategic capital business.

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

•

the ability to leverage the organizational scale and structure of our 1.2 billion square foot O&M portfolio to provide a single point of contact for our multi-market customers to address their needs through our in-house global Customer Led Solutions Team;

•	services and solutions offered through Prologis Essentials to assist our customers with their operations, energy and sustainability, mobility and workforce needs;

•	a strategically located, global land bank and redevelopment sites that have the potential to support the development of $39.0 billion of TEI of new logistics space on an O&M basis;

•	local teams with the expertise, experience and relationships to lease our properties and deploy capital advantageously;

•	development of logistics facilities with sustainable design features that meet customer needs for high-quality buildings while enabling them to make progress on their own sustainability objectives;

•

relationships and successful track record with current and prospective investors in our strategic capital business that is comprised of 95% perpetual open-ended or long-term ventures and two publicly traded vehicles;

•

a market intelligence team that allows us to track business conditions in real time, proactively pursue market opportunities and disruptions alike, and develop revenue-generating capabilities to strengthen our operational excellence;

•	an investment in technology and talent to support our sustainability objectives, including expanding our efforts around renewable energy;

•

Prologis Ventures, our corporate venture capital group, and Prologis Labs, our initiative for testing new technologies alongside our customers, together track the leading edge of innovation and technologies within real estate and the supply chain, creating important capabilities that connect Prologis with the C-suites of our customers; and

•	a strong balance sheet and credit ratings, coupled with significant liquidity, borrowing capacity and long-term fixed debt with low rates.

Customers

At December 31, 2022, in our Real Estate Segment representing our consolidated properties, we had more than 4,000 customers occupying 601 million square feet of logistics operating properties (6,600 customers occupying 1.2 billion square feet for our O&M portfolio). Our broad customer base represents a spectrum of international, national, regional and local logistics users who operate in various industries, providing diverse goods to consumers throughout the globe.

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

Below are the primary categories of goods in our consolidated real estate properties at December 31, 2022.

(1)

NER is calculated using the estimated total cash to be received over the term of the lease divided by the lease term to determine the average amount of cash rent payments received per year. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous twelve months.

Primary categories do not sum to 100% as the difference is attributable to customers that do not clearly fall into a single category.

The following table details our top 25 customers for our consolidated and O&M real estate properties at December 31, 2022 (square feet in millions):

	Consolidated - Real Estate Segment			Owned and Managed
Top Customers	% of NER	Total Occupied Square Feet	Top Customers	% of NER	Total Occupied Square Feet
1. Amazon	7.0	34	1. Amazon	5.3	43
2. Home Depot	2.6	15	2. Home Depot	1.7	17
3. FedEx	1.9	8	3. FedEx	1.3	10
4. UPS	1.0	6	4. Geodis	1.3	17
5. Geodis	0.9	6	5. DHL	1.1	12
6. Wal-Mart	0.7	4	6. CEVA Logistics	0.9	12
7. NFI Industries	0.6	3	7. UPS	0.8	8
8. U.S. Government	0.6	2	8. GXO	0.7	9
9. Wayfair	0.6	5	9. DSV Panalpina	0.7	7
10. Pepsi	0.5	3	10. Maersk	0.6	6
Top 10 Customers	16.4	86	Top 10 Customers	14.4	141
11. DHL	0.5	3	11. Kuehne + Nagel	0.6	7
12. GXO	0.5	4	12. Wal-Mart	0.5	6
13. Sycamore Partners (Staples)	0.4	3	13. U.S. Government	0.5	4
14. DSV Panalpina	0.4	2	14. Cainiao (Alibaba)	0.5	5
15. Ryder System	0.4	2	15. DB Schenker	0.4	5
16. CEVA Logistics	0.4	3	16. NFI Industries	0.4	3
17. Uline	0.4	1	17. Hitachi	0.4	4
18. Berkshire Hathaway	0.4	3	18. XPO Logistics	0.4	4
19. Target	0.4	2	19. Nippon Express	0.4	3
20. Office Depot	0.4	3	20. ZOZO	0.4	4
21. Kellogg	0.4	3	21. Mercado Libre	0.4	4
22. Toyo Tires	0.4	1	22. Pepsi	0.3	3
23. Kuehne + Nagel	0.3	2	23. Wayfair	0.3	5
24. Iron Mountain	0.3	2	24. Nippon Kabushika Kaisha (Yusen Logistics)	0.3	2
25. Best Buy	0.3	2	25. Uline	0.3	2
Top 25 Customers	22.3	122	Top 25 Customers	20.5	202

In our Strategic Capital Segment, we view our partners and investors as our customers. At December 31, 2022, we had 162 investors in our private equity ventures, several of which invest in multiple ventures.

Our People

Our people are the foundation of our business. They implement our strategy and create value for our customers and shareholders. We actively seek to recruit and retain talented employees with varied experiences and viewpoints. The intent is to create an inclusive and diverse culture where each employee can do their best work and drive our collective success.

We are committed to our diversity, equity, inclusion and belonging (“DEIB”) hiring practices. We also conduct annual pay equity analyses that cover women and people of color and aim to address differences in compensation not explained by relevant job factors accordingly.

The following charts display diversity by levels of seniority of our workforce at December 31, 2022:

(1)	Managers include employees with manager, director or vice president titles. Senior leaders include employees with senior vice president or higher titles.

We focus on learning and development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the company. We then provide feedback on their performance towards those goals to ensure their growth. Providing our employees learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate.  In 2022, more than 2,000 employees completed more than 7,400 hours of company-provided or company-sponsored learning and development training.

We provide opportunities for our employees to share their perspectives and feedback on our company and their work experience. Our most recent employee engagement pulse survey, completed in November 2022 with a participation rate of 92%, indicated that 87% of Prologis employees are engaged based on their positive response to the questions that comprise our engagement driver index.

We strive to create a healthy and safe working environment for our employees. We provide workplace flexibility with accountability as determined by role. For example, for those employees who work on-site, we have protocols in place to help ensure a safe working environment. We continue to attract and retain talent in the industry through a robust benefit package, career growth opportunities, talent recognition and individual development planning.

The following table summarizes our total number of employees at December 31, 2022:

Geographies
U.S. (1)	1,481
Other Americas	162
Europe	575
Asia	248
Total	2,466

(1)	This includes employees who were based in the U.S. but also support other geographies.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

Environmental

We develop modern and efficient buildings with state-of-the-art technology to stay ahead of our customers’ needs, advance structural, transportation and energy requirements, and make progress on our own sustainability goals and objectives. This includes new development and redevelopment of buildings to specifications that align with leading sustainable building standards and the implementation of energy solutions such as onsite solar generation, cool roofs, LED lighting, EV charging stations, waste diversion, recycling and xeriscaping. We regularly ask customers how Prologis can work with them to enhance the sustainability of their operations. We believe these services and solutions can deliver cost-savings and operational efficiencies, reduce energy and water consumption and decrease greenhouse gas emissions within our customers’ operations and across our own portfolio.

We have committed to: (i) installing 100% LED lighting within our logistics facilities across our O&M operating properties by 2025; (ii) installing 1 gigawatt of solar generation capacity, supported by storage, by 2025, and (iii) obtaining green building certifications for 100% of our eligible new development and redevelopment. We believe our Prologis Essentials LED and SolarSmart solutions create energy savings, help reduce the environmental footprint of our customers and accelerate our progress in these areas. At December 31, 2022, we had installed LED lighting across more than 70% of our logistics facilities within our O&M operating properties. During 2022, approximately 100 megawatts of solar generation capacity was installed on the roofs within our O&M portfolio. Both of these metrics exclude the operating properties acquired in the Duke Transaction and by Prologis European Logistics Fund (“PELF”) in September 2022.

To fund our sustainable development activities, we have utilized the proceeds from senior notes issuances to finance green projects eligible under our green bond framework. For development properties in our O&M portfolio that were approved by our Investment Committee after June 2021 and that reached stabilization during 2022, we certified 15% of our eligible developed and redeveloped buildings with green building certifications and the remaining 85% were scheduled for green building certification.

In 2022, we announced a new commitment to achieve net zero emissions across our entire value chain by 2040, including scope 1, 2 and 3 emissions. Our commitment is aligned with the Science Based Target initiative’s Net Zero Standard and includes the following interim milestones: (i) 1 gigawatt of solar generation capacity, supported by storage, by 2025, as discussed above; (ii) carbon neutral construction by 2025; and (iii) net zero operations for scope 1 and 2 emissions by 2030. We believe we can improve our scope 1 and scope 2 emissions through energy efficiency, electrification and sourcing renewable energy for our offices. Scope 3 emissions comprise a significant portion of our total emissions. To decrease scope 3 emissions, we believe we can reduce building and tenant energy consumption, and expand our generation and use of renewable energy. In support of carbon neutral construction, we will pursue sustainable design, new construction practices and innovation in building materials, as well as purchase high-quality carbon offsets for emissions that cannot yet be eliminated.

Social

We are committed to social responsibility and strengthening relationships important to our business through customer partnerships, investor outreach, community involvement, labor solutions, and DEIB initiatives. We work in partnership with local leaders and organizations to create jobs and job training programs; promote health and safety; and enhance recreational and transit infrastructure. We believe these efforts help create a more stable and predictable business environment for Prologis and our customers and support social wellness and well-being in the communities we serve.

For our customers, where recruitment and retention of logistics talent is a key challenge, we are helping build a talent pipeline through our Community Workforce Initiative (“CWI”), founded in 2018. The CWI is a talent development program that advances the skills and capabilities of logistics talent, with an emphasis on revitalizing career pathways and creating economic opportunities in the communities where we operate. In 2018, we set a goal to train 25,000 individuals by 2025 by partnering with leading public sector organizations and leveraging digital learning technologies to develop innovative training solutions. At December 31, 2022, under the program, we have trained approximately 21,000 individuals towards this goal.

Beginning in 2019, we committed to spending 75,000 hours supporting our local communities by 2025. To achieve this goal, we enable our employees to spend 40 working hours a year to volunteer, including at our company-sponsored day of volunteering, where employees around the globe volunteer on projects to help in their local communities. At December 31, 2022, we have contributed in excess of 38,000 hours towards our goal. In addition, we encourage our employees to support our local communities outside of working hours with our Dollars for Doers and other matching gifts programs, through which Prologis donates to eligible charities and non-profit organizations based on employees’ personal volunteer hours or dollar donations.

Governance

We strive to promote a culture of uncompromising integrity, including through our governance practices and corporate oversight. Our Board independence and diversity, open communication with our stockholders and a risk management framework that supports our investment and process decisions all serve to mitigate risk and preserve value for our company. Over the past eight years we have onboarded six new directors, increasing the ethnic, gender and geographical diversity of the Board, as well as its breadth of experience. The charters of our Board Governance and Nomination Committee and Talent and Compensation Committee provide that such committees have specific oversight over ESG matters and DEIB matters, respectively. The strength of our balance sheet and credit ratings, dedication to proactive risk mitigation and engagement with our employees through ethics and anti-corruption training protects the financial, operational and reputational resilience of our company. Our global risk management team works with our Board to do regular enterprise-wide risk assessments to ensure proper oversight over real estate, financial and emerging risks across our global organization. We are committed to ensuring that 100% of our employees complete ethics training each year and continued to achieve this commitment in 2022. Along with this commitment, our employees completed more than 1,800 hours of information technology security, compliance and other ethics training. Our approach is reinforced by our Code of Ethics and Business Conduct, as described above.

ENVIRONMENTAL MATTERS

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect beyond amounts recorded at December 31, 2022. See further discussion in Item 1A. Risk Factors and Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

INSURANCE COVERAGE

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage typically includes property damage and rental loss insurance resulting from such perils as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self-insurance and a wholly-owned captive insurance entity. Additionally, in 2021 we sponsored a catastrophe bond issuance that provides further insurance coverage through 2024 for potential losses resulting from earthquake risks in the U.S. The costs to insure our properties are primarily covered through expense reimbursements from our customers. We believe our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. See further discussion in Item 1A. Risk Factors.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2022, we generated approximately $1.0 billion or 17.3% of our consolidated revenues from operations outside the U.S. Circumstances and developments related to international operations that could negatively affect us include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain geographies, including differing employment practices and labor issues;

•	local businesses and cultural factors that differ from our domestic standards and practices;

•	volatility in currencies and currency restrictions, which may prevent the availability of capital or the transfer of profits to the U.S.;

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

•

the impact of regional or country-specific business cycles, military conflicts and economic instability, including government shutdowns and withdrawals from the European Union or other international trade alliances or agreements;

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

We hold significant real estate investments in international markets where the U.S. dollar is not the functional currency. At December 31, 2022, approximately $10.2 billion or 11.6% of our total consolidated assets were invested in a currency other than the U.S. dollar, principally the British pound sterling, Canadian dollar, euro and Japanese yen. For the year ended December 31, 2022, $762.4 million or 17.2% of our total consolidated segment NOI was denominated in a currency other than the U.S. dollar. See Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information on these amounts. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations.

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

At December 31, 2022, 30.3% of our consolidated operating properties or $21.0 billion (based on consolidated gross book value, or investment before depreciation) were located in California (Central Valley, San Francisco Bay Area and Southern California markets), which represented 23.6% of the aggregate square footage of our operating properties and 33.0% of our consolidated operating property NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the investment we have located in California, a downturn in California’s economy or real estate conditions, including state income tax and property tax laws, could adversely affect our business.

In addition to California, we also have significant holdings (defined as more than 3% of total consolidated investment before depreciation) in operating properties in certain markets located in Atlanta, Chicago, Dallas/Fort Worth, Houston, Lehigh Valley, New Jersey/New York City, Seattle and South Florida. Of these markets, no single market contributed more than 10% of our total consolidated investment before depreciation in operating properties, with the exception of New Jersey/New York City. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.

Our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures, has concentrations of properties in the same markets mentioned above, as well as in markets in Japan and the U.K., and are subject to the economic conditions in those markets.

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

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. At December 31, 2022, our top 10 customers accounted for 16.4% of our consolidated NER and 14.4% of our O&M NER. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

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

We have acquired properties and will continue to acquire properties through the direct acquisition of real estate, the acquisition of entities that own real estate or through additional investments in co-investment ventures that acquire properties. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. When we acquire properties, we may face risks associated with entering a new market such as a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. Additionally, there is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities. The acquired properties or entities may be subject to liabilities, including tax liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on our new ownership of any of these entities or properties, then we may have to pay substantial sums to settle it.

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

•

we may incur higher construction costs, due primarily to this inflationary environment, or additional costs related to regulation that exceed our estimates and projects may not be completed, delivered or stabilized as planned due to defects or other issues;

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

At December 31, 2022, we had investments in co-investment ventures, both public and private, that owned real estate with a gross book value of approximately $59.6 billion. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from our existing or future investments. The same factors that impact the valuation of our consolidated portfolio, as discussed above, also impact the portfolios held by the co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues.

Our co-investment ventures involve certain additional risks that we do not otherwise face, including:

•	our partners may share certain approval rights over major decisions made on behalf of the ventures;

•	our partners may seek to redeem their investment, and may do so simultaneously, causing the venture to seek capital to satisfy these requests on less than optimal terms;

•	if our partners fail to fund their share of any required capital contributions, then we may choose to contribute such capital;

•	our partners might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the venture;

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

A number of our investments, both wholly-owned and owned through co-investment ventures, are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in our markets in California and Seattle. International properties located in active seismic areas include Japan and Mexico. We generally carry earthquake insurance on our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles, if we believe it is commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and in some specific instances have elected to self-insure our earthquake exposure based on this analysis. We have elected not to carry earthquake insurance for our assets in Japan based on this analysis. See Item 2. Properties for more information on the markets above exposed to seismic activities.

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

At December 31, 2022, our credit ratings were A3 from Moody’s with a stable outlook and A from S&P with a stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

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

General Risks

Our business may be materially and adversely affected by the impact of global pandemics.

We cannot predict the extent to which global pandemics may impact our business and operating results and that of our co-investment ventures, but their impact may include the following:

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

We are also exposed to potential physical risks from possible future changes in climate. Our logistics facilities and the global supply chain may be exposed to catastrophic weather events, such as severe storms, fires or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. We may also be adversely impacted by transition risks, such as potential impacts to the supply chain as a real estate developer or changes in laws and regulations, such as stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

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

Included in the operating property information below for our consolidated operating properties are 498 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or market amounted to 10% or more of our consolidated total assets at December 31, 2022, or generated revenue equal to 10% or more of our consolidated total revenues for the year ended December 31, 2022, with the exception of the Southern California market. Dollars and square feet in the following tables are in millions:

	Consolidated Operating Properties			O&M
Geographies	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	41	$3,289	$-	47	$3,764
Baltimore/Washington D.C.	13	1,700	-	17	2,104
Central PA	18	1,489	-	19	1,609
Central Valley	21	1,716	-	22	1,856
Chicago	53	4,843	-	70	6,354
Dallas/Ft. Worth	43	3,486	-	50	4,080
Houston	30	3,125	-	36	3,648
Lehigh Valley	30	3,884	-	34	4,174
New Jersey/New York City	42	7,119	28	51	8,492
San Francisco Bay Area	21	3,185	-	26	3,855
Seattle	16	2,653	-	24	3,529
South Florida	22	3,792	14	28	4,661
Southern California	98	15,639	9	118	18,009
Remaining Markets – U.S. (18 markets) (2)	129	10,659	69	158	12,862
Subtotal U.S.	577	66,579	120	700	78,997
Other Americas:
Brazil	1	53	-	17	870
Canada	10	845	138	10	845
Mexico	*	21	-	44	2,923
Subtotal Other Americas	11	919	138	71	4,638
Europe:
France	-	-	-	34	3,157
Germany	1	84	-	31	3,155
Netherlands	-	-	-	29	2,999
U.K.	2	422	-	31	7,107
Remaining Countries – Europe (8 countries) (2)	2	177	-	97	7,678
Subtotal Europe	5	683	-	222	24,096
Asia:
China	-	-	-	46	3,088
Japan	1	40	-	44	6,709
Singapore	1	142	-	1	142
Subtotal Asia	2	182	-	91	9,939
Total operating portfolio (3)	595	68,363	258	1,084	117,670
Value-added properties (4)	6	1,061	-	9	1,631
Total operating properties	601	$69,424	$258	1,093	$119,301

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Geographies	Acres	Estimated Build Out Potential (square feet) (5)	Current Investment	Rentable Square Footage Upon Completion	TEI (6)
U.S.:
Atlanta	546	6	$46	1	$117
Baltimore/Washington D.C.	36	*	15	*	80
Central PA	-	-	-	*	44
Central Valley	803	14	262	1	111
Chicago	103	2	35	3	381
Dallas/Ft. Worth	359	5	121	3	341
Houston	335	4	114	1	123
Lehigh Valley	105	1	34	1	177
New Jersey/New York City	194	3	287	*	127
San Francisco Bay Area	-	-	-	2	314
Seattle	149	2	103	1	158
South Florida	113	2	109	1	203
Southern California	494	9	464	5	1,427
Remaining Markets – U.S. (18 markets)	1,444	23	543	8	1,025
Subtotal U.S.	4,681	71	2,133	27	4,628
Other Americas:
Brazil	263	5	56	-	-
Canada	292	5	435	2	310
Mexico	751	14	150	5	388
Subtotal Other Americas	1,306	24	641	7	698
Europe:
France	176	4	139	1	65
Germany	39	1	28	1	106
Netherlands	15	*	9	1	82
U.K.	224	4	212	2	494
Remaining Countries – Europe (8 countries)	696	14	125	3	417
Subtotal Europe	1,150	23	513	8	1,164
Asia:
Japan	51	4	51	7	988
Subtotal Asia	51	4	51	7	988
Total land and development portfolio	7,188	122	$3,338	49	$7,478

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

(1)

Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $184 million of encumbrances related to two properties under development, one prestabilized property, two other real estate investments and one land parcel included in the consolidated portfolio.

(2)	No remaining market within the U.S. or country within Europe represented more than 2% of the total gross book value of the consolidated and O&M operating properties.

(3)

Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented within Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our O&M operating portfolio. At December 31, 2022, we had investments in real estate properties that were expected to be contributed to our unconsolidated co-investment ventures totaling $489 million and aggregating 4 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(4)

Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to a higher and better use.

(5)	Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(6)

TEI is based on current projections and is subject to change. As noted in the table below, our current investment in the development portfolio was $4.2 billion, leaving approximately $3.3 billion of additional required investment. At December 31, 2022, based on TEI, approximately 9% of the properties in the development portfolio were completed but not yet stabilized, 72% of the properties were expected to be completed before December 31, 2023, and the remaining properties were expected to be completed before November 2024.

The following table summarizes our investment in consolidated real estate properties at December 31, 2022 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$69,039
Development portfolio, including cost of land	4,212
Land	3,338
Other real estate investments (1)	5,034
Total consolidated real estate properties	$81,623

(1)

Included in other real estate investments were: (i) non-strategic real estate assets, primarily acquired in the Duke Transaction, that we do not intend to operate long-term; (ii) land parcels we own and lease to third parties; (iii) non-industrial real estate assets that we generally intend to redevelop into industrial properties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the average term for leases commenced, including new leases and renewals, in 2022 was 69 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2022 (dollars and square feet in millions):

			NER
	Number of Leases	Occupied Square Feet	Dollars	% of Total	Dollars Per Square Foot
2023 (1)	916	54	$357	8.5%	$6.61
2024	1,155	78	508	12.1%	6.51
2025	993	76	514	12.2%	6.76
2026	1,039	84	570	13.6%	6.79
2027	952	85	643	15.3%	7.56
2028	422	52	420	10.0%	8.08
2029	251	39	267	6.4%	6.85
2030	141	27	198	4.7%	7.33
2031	115	23	162	3.9%	7.04
2032	123	29	223	5.3%	7.69
Thereafter	116	35	334	8.0%	9.54
	6,223	582	$4,196	100.0%	$7.21
Month to month	128	3
Total consolidated	6,351	585

(1)

We have signed leases that were due to expire in 2023, totaling 24 million square feet in our consolidated portfolio (3.4% of total NER). These are excluded from 2023 expirations and are reflected at their respective expiration year.

CO-INVESTMENT VENTURES

Included in our O&M portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities, that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2022 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Venture
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	77	$8,037	$4	$60
Total	77	$8,037	$4	$60

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	123	$12,557	$-	$200
Other Americas:
FIBRA Prologis	44	2,916	-	-
Prologis Brazil Logistics Venture ("PBLV") and other joint ventures	16	817	51	106
Subtotal Other Americas	60	3,733	51	106
Europe:
Prologis European Logistics Fund (“PELF”)	161	17,400	13	47
Prologis European Logistics Partners (“PELP”)	58	6,432	34	64
Subtotal Europe	219	23,832	47	111
Asia:
Nippon Prologis REIT (“NPR”)	43	6,669	-	-
Prologis China Core Logistics Fund (“PCCLF”)	31	2,331	-	-
Prologis China Logistics Venture	15	756	13	541
Subtotal Asia	89	9,756	13	541
Total	491	$49,878	$111	$958

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

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2017, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT

Equity REITs Index from December 31, 2017, to December 31, 2022. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2017, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2022, we had 1.3 million shares of Series Q preferred stock outstanding with a liquidation preference of $50 per share that will be redeemable at our option on or after November 13, 2026. Dividends payable per share were $4.27 for the year ended December 31, 2022.

For more information regarding dividends, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2022, we issued 2.1 million common limited partnership units in Prologis, L.P. in the Duke Transaction and 0.3 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

PURCHASES OF EQUITY SECURITIES

During 2022, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

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

A discussion regarding our financial condition and results of operations for 2022 compared to 2021 is presented below. Information on 2020 is included in graphs only to show year over year trends in our results of operations and operating metrics. Our financial condition for 2020, results of operations for 2020 and 2021 compared to 2020 and details on the acquisitions of Industrial Property Trust Inc. (“IPT” or the “IPT Transaction”) and Liberty Property Trust and Liberty Property Limited Partnership (“Liberty” or the “Liberty Transaction”) referenced throughout this document can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 9, 2022, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.prologis.com.

MANAGEMENT’S OVERVIEW

Summary of 2022

In 2022, our operating results were robust and we ended the year in a solid financial position. Strong demand and low vacancy in the global logistics markets drove increases in market rents throughout the year, which translated into significant rent change on rollover and same-store growth in our O&M portfolio. Our O&M operating portfolio occupancy was 98.2% at December 31, 2022 and rent change on leases commenced during 2022 was 48.0%, on a net effective basis, based on our ownership share. Our 2022 results are representative of the prospects we see for our business despite challenging headwinds from the capital markets, ongoing inflation, steeply rising interest rates and the war and energy crisis in Europe that are all pressuring the global economy. Due to current market conditions, we expect some decline in asset valuations in 2023 and therefore will continue to be disciplined as we evaluate capital deployment activities, including a focus on build-to-suit developments and a pause on contributions into our open-ended funds in the near term. We believe we are well-positioned to organically grow revenues given the increase in market rents over the last several years and our high lease mark-to-market. However, we will be cautious as we manage our business in this uncertain environment.

We completed the following significant activities in 2022, as described in the Notes to the Consolidated Financial Statements:

•

On October 3, 2022, we completed the Duke Transaction for $23.2 billion through the issuance of equity and assumption of debt. We assumed $4.2 billion of debt with a weighted average stated interest rate of 2.3% and 4.9% at fair value. We paid down the balance of $745 million on Duke’s line of credit subsequent to closing the acquisition. The Duke portfolio was primarily comprised of logistics real estate assets, including 494 industrial operating properties, aggregating 144 million square feet.

•

We generated net proceeds of $2.7 billion and realized net gains of $1.2 billion, principally from the contribution of properties to our unconsolidated co-investment ventures in Europe and Japan and dispositions of non-strategic assets to third parties, primarily in the U.S.

•	We earned promotes aggregating $505 million ($386 million net of related strategic capital expenses), primarily during the third quarter of 2022 from the third-party investors in PELF in Europe.

•

With the overall strengthening of the U.S. dollar against the foreign currencies in which we operate, in 2022 we realized net gains upon settlement of undesignated derivative instruments that offset the negative impact of the translation of our earnings to U.S. dollars.

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

•	At December 31, 2022, we had total available liquidity of $4.1 billion, with aggregate availability under our credit facilities of $3.9 billion and unrestricted cash balances of $278 million.

•

At December 31, 2022, we had total senior notes of $19.8 billion, with a weighted average remaining maturity of 10 years and an effective interest rate of 2.3%. In addition to the senior notes assumed in the Duke Transaction, we issued $3.3 billion of senior notes in 2022 (principal in millions):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
January		£60	$81	2.1%	20.0	December 2041
February (2)		€1,550	$1,768	1.0%	8.5	February 2024 – 2034
July		¥30,965	$227	1.4%	15.5	July 2027 – 2042
September (2)		$650	$650	4.6%	10.3	January 2033
November	C$	500	$362	5.3%	8.2	January 2031
December		¥24,200	$178	1.8%	13.4	December 2027 – 2037
Total			$3,266	2.3%	9.8

(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

(2)	A portion of the net proceeds from the issuance of these notes were used to finance green projects eligible under our green bond framework.

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

RESULTS OF OPERATIONS

We evaluate our business operations based on the NOI of our two operating segments: Real Estate (Rental Operations and Development) and Strategic Capital. NOI by segment is a non-GAAP performance measure that is calculated using revenues and expenses directly from our financial statements. We consider NOI by segment to be an appropriate supplemental measure of our performance because it helps management and investors understand our operating results.

Below is our NOI by segment per our Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements (in millions):

	2022	2021
Real estate segment:
Rental revenues	$4,913	$4,148
Development management and other revenues	21	20
Rental expenses	(1,206)	(1,041)
Other expenses	(40)	(22)
Real Estate Segment – NOI	3,688	3,105

Strategic capital segment:
Strategic capital revenues	1,040	591
Strategic capital expenses	(304)	(207)
Strategic Capital Segment– NOI	736	384

General and administrative expenses	(331)	(294)
Depreciation and amortization expenses	(1,813)	(1,578)
Operating income before gains on real estate transactions, net	2,280	1,617
Gains on dispositions of development properties and land, net	598	817
Gains on other dispositions of investments in real estate, net	589	773
Operating income	$3,467	$3,207

See Note 17 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Segment

This operating segment principally includes rental revenue and rental expenses recognized from our consolidated properties. We allocate the costs of our property management and leasing functions to the Real Estate Segment through Rental Expenses and the Strategic Capital Segment through Strategic Capital Expenses based on the square footage of the relative portfolios. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Segment NOI, derived directly from line items in the Consolidated Financial Statements (in millions):

	2022	2021
Rental revenues	$4,913	$4,148
Development management and other revenues	21	20
Rental expenses	(1,206)	(1,041)
Other expenses	(40)	(22)
Real Estate Segment – NOI	$3,688	$3,105

The change in Real Estate Segment (“RES”) NOI in 2022 compared to 2021 of approximately $583 million was impacted by the following activities (in millions):

(1)

Acquisition activity is principally due to the Duke Transaction on October 3, 2022. We primarily recognized intangible liabilities for the lower in-place rents, as compared to current market rents, under the acquired leases from Duke. These intangible liabilities are amortized to rental revenues over the remaining lease term, which on average is 64 months.

(2)

During both periods, we experienced positive rental rate growth. Rental rate growth is a combination of higher rental rates on rollover of leases (or rent change) and contractual rent increases on existing leases. If a lease has a contractual rent increase driven by a metric that is not known at the time the lease commences, such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore impacts the rental revenue we recognize. Significant rent change during both periods continues to be a key driver in increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(3)

We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2021 through December 31, 2022.

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)	In 2022, we completed the Duke Transaction.

(2)	Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

Development Activity

The following table summarizes consolidated development activity (dollars and square feet in millions):

	2022	2021
Starts:
Number of new development buildings during the period	91	78
Square feet	31	26
TEI	$4,679	$3,478
Percentage of build-to-suits based on TEI	39.1%	46.2%

Stabilizations:
Number of development buildings stabilized during the period	69	62
Square feet	22	19
TEI	$2,772	$2,329
Percentage of build-to-suits based on TEI	38.9%	42.7%
Weighted average stabilized yield (1)	6.2%	6.1%
Estimated value at completion	$4,294	$3,613
Estimated weighted average margin (2)	54.9%	55.1%
Estimated value creation	$1,522	$1,284

(1)	We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)

Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI.

At December 31, 2022, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before November 2024 with a TEI of $7.5 billion and was 45.2% leased. The development portfolio included 15 buildings that were properties under development by Duke and acquired at the time of the acquisition. Our investment in the development portfolio was $4.2 billion at December 31, 2022 leaving $3.3 billion remaining to be spent. For additional information on our development portfolio at December 31, 2022, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes capitalized expenditures, excluding development costs, of our consolidated operating properties during each year:

Our capital expenditures continue to increase year over year as we grow the consolidated operating portfolio through development and acquisitions. We plan to continue allocating capital in 2023 to renovate and modernize our operating portfolio, including the addition of sustainable and efficient building features.

Strategic Capital Segment

This operating segment includes revenues from asset management and property management services performed, transactional services for acquisition, disposition and leasing activity and promote revenue earned primarily from the unconsolidated co-investment ventures. Revenues associated with the Strategic Capital Segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties and other transactional activity including foreign currency exchange rates and timing of promotes. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital Segment through Strategic Capital Expenses and to the Real Estate Segment through Rental Expenses based on the square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 5 to the Consolidated Financial Statements.

Below are the components of Strategic Capital Segment NOI derived directly from the line items in the Consolidated Financial Statements (in millions):

	2022	2021
Strategic capital revenues	$1,040	$591
Strategic capital expenses	(304)	(207)
Strategic Capital Segment – NOI	$736	$384

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Strategic capital revenues ($)
Recurring fees (2)	178	136	45	38	167	156	78	79	468	409
Transactional fees (3)	22	14	6	8	20	30	19	32	67	84
Promote revenue (4)	15	22	32	13	458	63	-	-	505	98
Total strategic capital revenues ($)	215	172	83	59	645	249	97	111	1,040	591
Strategic capital expenses ($) (4)	(155)	(112)	(20)	(12)	(87)	(45)	(42)	(38)	(304)	(207)
Strategic Capital Segment - NOI ($)	60	60	63	47	558	204	55	73	736	384

(1)	The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)

Recurring fees include asset management and property management fees. The increase in fees is primarily due to higher asset management fees driven by the increases in the fair value of the properties based on third party valuations. We saw some decline in asset values in the last half of 2022, and we expect to see additional decline in 2023.

(3)	Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)

We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. An increase in asset valuations in the co-investment ventures during the promote period is one of the significant drivers of returns that can translate into earning future promote revenues. Included above is promote revenue earned from PELF in September 2022. Approximately 40% of the promote earned by us from the co-investment ventures is paid to our employees as a combination of cash and stock-based awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

G&A Expenses

G&A expenses were $331 million and $294 million for 2022 and 2021, respectively. G&A expenses increased in 2022 as compared to 2021, principally due to inflationary increases and higher compensation expenses based on our performance. We expect that 2023 will include additional investments we are making in our Prologis Essentials business, primarily in the energy teams. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A (in millions):

	2022	2021
Building and land development activities	$107	$95
Operating building improvements and other	45	29
Total capitalized G&A expenses	$152	$124
Capitalized salaries and related costs as a percent of total salaries and related costs	22.7%	21.9%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.8 billion and $1.6 billion in 2022 and 2021, respectively.

The change in depreciation and amortization expenses in 2022 compared to 2021 of approximately $235 million was impacted by the following activities (in millions):

Increase
Decrease
$1,900
$1,800
$1,700
$1,600
$1,500
$1,578
$236
$32
$28
$5
$1,813
2021 Depreciation and Amortization Expense
Acquisitions (1)
Development properties placed into service
Dispositions and contributions
Foreign currency and other
2022 Depreciation and Amortization Expense

(1)	Included in acquisitions are the operating properties, other real estate properties and related lease intangibles acquired in the Duke Transaction.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $598 million and $817 million for 2022 and 2021, respectively, and primarily included gains from the contribution of properties we developed to our unconsolidated co-investment ventures in Europe and Japan for 2022 and additionally in the U.S. for 2021. Gains on other dispositions of investments in real estate were $589 million and $773 million for 2022 and 2021, respectively, which included sales of non-strategic operating properties in the U.S., including properties acquired in the LPT Transaction and the IPT Transaction. Additionally, 2021 included the sale of our ownership interest in one of our unconsolidated ventures and the contribution of operating properties to our unconsolidated co-investment venture in the U.S. We utilized the proceeds from these transactions primarily to fund our development activities during both periods. See Note 4 to the Consolidated Financial Statements for further information on these transactions.

Our Owned and Managed (“O&M”) Operating Portfolio

We manage our business and review our operating fundamentals on an O&M basis, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures. We believe reviewing the fundamentals this way allows management to understand the entire impact to the financial statements, as it will affect both the Real Estate Segment and the Strategic Capital Segment, as well as the net earnings we recognize from our unconsolidated co-investment ventures based on our ownership. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim.

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

	2022			2021
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,812	595	98.3%	2,300	446	98.2%
Unconsolidated	2,177	488	98.1%	1,987	456	97.3%
Total	4,989	1,083	98.2%	4,287	902	97.7%

Below are the key leasing metrics of our O&M operating portfolio.

(1)

Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained approximately 70% or more of our customers, based on the total square feet of leases commenced, for each year. In 2022, we experienced a significant increase in net effective rent change due to increasing market rents.

(2)

Turnover costs include external leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. In 2022, spend on turnover costs remained similar to 2021, however, the value of the leases commenced increased due to strong market rent growth.

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

We define our same store population for the three months ended December 31, 2022 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures at January 1, 2021 and owned throughout the same three-month period in both 2021 and 2022. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2021) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as analytical tools and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures.

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental expenses and property NOI for each quarter in 2022 and 2021 to the full year, as included in the Consolidated Statements of Income and within Note 19 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2022
Rental revenues	$1,077	$1,093	$1,152	$1,591	$4,913
Rental expenses	(276)	(270)	(285)	(375)	(1,206)
Property NOI	$801	$823	$867	$1,216	$3,707
2021
Rental revenues	$1,022	$1,015	$1,037	$1,074	$4,148
Rental expenses	(278)	(245)	(256)	(262)	(1,041)
Property NOI	$744	$770	$781	$812	$3,107

	Three Months Ended December 31,
	2022	2021	% Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,591	$1,074
Rental expenses	(375)	(262)
Consolidated Property NOI	$1,216	$812

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(471)	(118)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	615	578
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(502)	(475)
Prologis Share of Same Store Property NOI – Net Effective (2)	$858	$797	7.7%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(17)	(24)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(9)	(15)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	7	11
Prologis Share of Same Store Property NOI – Cash (2)(3)	$839	$769	9.1%

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

(2)

We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at December 31, 2022 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $311 million and $404 million during 2022 and 2021, respectively. Included in 2021 is our share of the gains recognized upon the sale of certain non-strategic assets acquired in the IPT Transaction and the sale by UKLV of its operating properties to our unconsolidated co-investment ventures, PELF and PELP.

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

Interest Expense

The following table details our net interest expense (dollars in millions):

	2022	2021
Gross interest expense	$345	$299
Amortization of debt discount and debt issuance costs, net	24	9
Capitalized amounts	(60)	(42)
Net interest expense	$309	$266
Weighted average effective interest rate during the year	1.8%	1.7%

Interest expense increased in 2022, as compared to 2021, primarily due to assuming $4.2 billion of debt in the Duke Transaction with a weighted average interest rate at fair value of 4.9%, which included $2.9 billion of senior notes and a $501 million term loan. Additionally, we issued $3.3 billion of senior notes with a weighted average interest rate of 2.3%, at the issuance date, in 2022.

See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains (Losses) and Other Income (Expense), Net

We recognized foreign currency and derivative gains (losses) and other income (expense), net, of $242 million and $165 million for the year ended December 31, 2022 and 2021, respectively.

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

The following table details our foreign currency and derivative gains (losses), net included in earnings (in millions):

	2022	2021
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$145	$(8)
Gains (losses) on the settlement of transactions with third parties	1	(1)
Total realized foreign currency and derivative gains (losses), net	146	(9)

Unrealized foreign currency and derivative gains, net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	83	169
Gains on remeasurement of certain assets and liabilities	9	4
Total unrealized foreign currency and derivative gains, net	92	173
Total foreign currency and derivative gains, net	$238	$164

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 15 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Losses on Early Extinguishment of Debt, Net

We recognized $20 million and $187 million of losses on the early extinguishment of debt in 2022 and 2021, respectively. The losses in 2021 included the redemption of $1.5 billion of senior notes with stated maturities between 2024 and 2025. See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section, for more information regarding our debt.

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

The following table summarizes our income tax expense (benefit) (in millions):

	2022	2021
Current income tax expense (benefit):
Income tax expense	$130	$108
Income tax expense on dispositions	13	62
Income tax expense (benefit) on dispositions related to acquired tax liabilities	(21)	3
Total current income tax expense	122	173

Deferred income tax expense (benefit):
Income tax expense	13	4
Income tax benefit on dispositions related to acquired tax liabilities	-	(3)
Total deferred income tax expense	13	1
Total income tax expense	$135	$174

Our income taxes are discussed in more detail in Note 13 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $191 million and $209 million in 2022 and 2021, respectively. Included in these amounts were $92 million and $82 million in 2022 and 2021, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P. Included in 2021 was the sale of non-strategic operating properties in our consolidated co-investment venture in the U.S.

See Note 11 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in 2022 and 2021 was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate swaps to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•

completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2022, 136 properties in our development portfolio were 45.2% leased with a current investment of $4.2 billion and a TEI of $7.5 billion when completed and leased, leaving $3.3 billion of estimated additional required investment);

•	development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land;

•	the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties;

•	capital expenditures and leasing costs on properties in our operating portfolio, including investments in solar panels and other renewable energy improvements;

•	repayment of debt and scheduled principal payments of $33 million in 2023;

•	additional investments in current and future unconsolidated co-investment ventures and other ventures; and

•

the acquisition of operating properties or portfolios of operating properties (depending on market and other conditions) for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our unconsolidated entities). In October 2022, we completed the Duke Transaction for $23.2 billion through the issuance of equity and the assumption of debt.

We expect to fund our cash needs principally from the following sources (subject to market conditions):

•	net cash flow from property operations;

•	fees earned for services performed on behalf of co-investment ventures;

•	distributions received from co-investment ventures;

•	proceeds from the contribution of properties to current or future co-investment ventures;

•	proceeds from the disposition of properties or other investments to third parties;

•	available unrestricted cash balances ($278 million at December 31, 2022);

•	borrowing capacity under our current credit facility arrangements ($3.9 billion available at December 31, 2022); and

•	proceeds from the issuance of debt.

Long-term, we may also voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. We may also fund our cash needs from the issuance of equity securities, subject to market conditions, and the through sale of a portion of our investments in co-investment ventures.

Debt

The following table summarizes information about our consolidated debt by currency at December 31 (dollars in millions):

	2022			2021
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,228	5.1%	2.1%	$1,377	7.8%
Canadian dollar	4.5%	815	3.4%	2.7%	284	1.6%
Euro	1.3%	7,991	33.5%	1.0%	7,408	41.8%
Japanese yen	1.0%	3,308	13.9%	0.9%	2,879	16.2%
U.S. dollar	3.6%	10,534	44.1%	2.6%	5,767	32.6%
Total debt (1)	2.5%	$23,876	100.0%	1.6%	$17,715	100.0%

(1)	The weighted average remaining maturity for total debt outstanding at December 31, 2022 and 2021 was 9 and 10 years, respectively.

Our credit ratings at December 31, 2022, were A3 from Moody’s with a stable outlook and A from Standard & Poor’s with a stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2022, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 8 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at December 31, 2022 (in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$1,027	$1,027	2024 – 2025 (2)
Prologis European Logistics Fund	-	211	211	2025 (2)
Prologis China Logistics Venture	252	1,318	1,570	2023 – 2028
Prologis Brazil Logistics Venture	36	141	177	2026
Total	$288	$2,697	$2,985

(1)

The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at December 31, 2022.

(2)	Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity (in millions):

	2022	2021
Net cash provided by operating activities	$4,126	$2,996
Net cash used in investing activities	$(4,499)	$(1,990)
Net cash (used in) provided by financing activities	$116	$(1,008)
Net decrease in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(278)	$(42)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•

Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $268 million and $148 million for 2022 and 2021, respectively.

•

Strategic Capital Segment. We also generate operating cash through our Strategic Capital Segment by providing asset management and property management and other services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of the net revenues from our Strategic Capital Segment. Included in Strategic Capital Revenues is the third-party investors’ share that is owed for promotes, which is recognized in operating activities in the period the cash is received, generally the quarter after the revenue is recognized.

•

G&A expenses and equity-based compensation awards. We incurred $331 million and $294 million of G&A expenses in 2022 and 2021, respectively. We recognized equity-based, noncash compensation expenses of $175 million and $113 million in 2022 and 2021, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses.

•

Operating distributions from unconsolidated entities. We received $410 million and $440 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2022 and 2021, respectively.

•

Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $234 million and $279 million in 2022 and 2021, respectively. See Note 8 to the Consolidated Financial Statements for further information on this activity.

•

Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $130 million and $149 million in 2022 and 2021, respectively. See Note 13 to the Consolidated Financial Statements for further information on this activity.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of operating properties. Contribution and disposition  activity in 2022 was significantly lower than in 2021 due to the sale of non-strategic assets in 2021 and a pause on contributions in the fourth quarter of 2022. Cash used in investing activities is primarily driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. Acquisition activity includes land for future development, operating properties and other real estate assets. See Note 4 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities:

•

Duke Transaction, net of cash acquired. We paid net cash of $92 million to complete the Duke Transaction in 2022, primarily due to transaction costs. The acquisition was financed through the issuance of equity and the assumption of debt. A portion of this debt was paid down subsequent to the acquisition, see the Financing Activities section below. See Note 3 to the Consolidated Financial Statements for more information on this transaction.

•

Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $442 million and $798 million in 2022 and 2021, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•

Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $77 million and $58 million in 2022 and 2021, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•

Net proceeds from (payments on) the settlement of net investment hedges. We received $56 million and paid $13 million for the settlement of net investment hedges in 2022 and 2021, respectively. See Note 15 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity (in millions):

	2022 (1)	2021
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$914	$10
Secured mortgage debt	328	656
Senior notes	3	1,644
Term loans	136	250
Total	$1,381	$2,560

Proceeds from the issuance of debt
Secured mortgage debt	$331	$242
Senior notes	3,256	2,902
Term loans	529	454
Total	$4,116	$3,598

(1)

We completed the Duke Transaction in 2022 and assumed $4.2 billion of debt. We paid down the balance of $745 million on Duke’s line of credit subsequent to closing the acquisition which is reflected in Net proceeds from (payments on) credit facilities. The assumption of debt was excluded from this table.

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $8.1 billion at December 31, 2022. The ventures listed below had total third-party debt of $13.5 billion at December 31, 2022 with a weighted average remaining maturity of 7 years and weighted average interest rate of 2.8%. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis and other investors in the co-investment ventures and bears interest as follows at December 31, 2022 (dollars in millions):

	Total Debt (1)	Weighted Average Interest Rate	Gross Book Value of Real Estate (1)	Ownership %
Prologis Targeted U.S. Logistics Fund	$3,468	3.5%	$13,155	26.2%
FIBRA Prologis	920	4.0%	2,939	47.9%
Prologis European Logistics Fund	5,315	2.4%	17,581	23.8%
Nippon Prologis REIT	2,395	0.7%	6,669	15.1%
Prologis China Core Logistics Fund	826	5.3%	2,331	15.5%
Prologis China Logistics Venture	589	5.5%	1,168	15.0%
Total	$13,513		$43,843

(1)

The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 26.3% at December 31, 2022. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At December 31, 2022, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

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

We paid quarterly cash dividends of $0.79 and $0.63 per common share in 2022 and 2021, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A common limited partnership units (“Class A Units”) in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in 2022 and 2021.

At December 31, 2022, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity’s financial condition and results of operations. Management’s judgment considers historical and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies as they relate to our financial condition as of December 31, 2022 and 2021 and our operating results for the three-year period ended December 31, 2022. Refer to Note 2 for more information on these critical accounting policies.

Asset Acquisitions

We generally account for an acquisition of a single property or portfolio of properties as an asset acquisition. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged. The difference between the cost and the estimated fair value (excess or bargain consideration) is allocated to the real estate properties and related lease intangibles on a relative fair value basis. Assets we do not intend to hold long-term are recorded at fair value. At a property-level, we allocate the fair value to the components, which include building, land, improvements, and intangible assets or liabilities related to acquired leases. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions.

The fair value of real estate properties subject to purchase price allocation is based on the expected future cash flows of the property and various characteristics of the markets where the property is located utilizing an income approach methodology, which may be a discounted cash flow analysis or applying a capitalization rate to the estimated net operating income of a property. Key assumptions may include market rents and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine capitalization rates by market based on recent transactions and other market data and adjust if necessary, based on the property characteristics. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. The use of different assumptions to value the acquired properties and allocate the most significant portion of the property value between the building and land could affect the depreciation expense we recognize over the estimated remaining useful life.

Recoverability of Real Estate Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. This assessment is primarily triggered based on the shortening of the expected hold period due to our change in intent to sell a property in the near term. We have processes to monitor our intent with regard to our investments and the estimated disposition value in comparison to the current carrying value. If our assessment of potential triggering events indicates that the carrying value of a property that we expect to sell in the near term is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. We determine the fair value of the property based on the proceeds from disposition that are estimated based on quoted market values, third-party appraisals or discounted cash flow models that utilize the future net operating income of the property and expected market capitalization rates. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. Changes in economic and operating conditions could impact our intent and the assumptions used in determining the fair value that could result in future impairment.

NEW ACCOUNTING PRONOUNCEMENTS

None.

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

	2022	2021
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$3,359	$2,934

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,763	1,534
Gains on other dispositions of investments in real estate, net of taxes	(595)	(749)
Reconciling items related to noncontrolling interests	(13)	5
Our share of reconciling items included in earnings related to unconsolidated entities	363	200
NAREIT defined FFO attributable to common stockholders/unitholders	4,877	3,924

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(85)	(173)
Deferred income tax expense	13	1
Current income tax expense (benefit) on dispositions related to acquired tax liabilities	(21)	3
Reconciling items related to noncontrolling interests	-	1
Our share of reconciling items included in earnings related to unconsolidated entities	(42)	(1)
FFO, as modified by Prologis attributable to common stockholders/unitholders	4,742	3,755

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(598)	(817)
Current income tax expense on dispositions	18	38
Losses on early extinguishment of debt, net	20	187
Reconciling items related to noncontrolling interests	5	7
Our share of reconciling items included in earnings related to unconsolidated entities	1	2
Core FFO attributable to common stockholders/unitholders	$4,188	$3,172

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2022. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At December 31, 2022, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 15 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the year ended December 31, 2022, $975 million or 16% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, and have an aggregate notional amount of $1.6 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $164 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At December 31, 2022, $21.1 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At December 31, 2022, $3.3 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at December 31, 2022 (dollars in millions):

	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1)	$29	$255	$176	$1,313	$19,343	$21,116	$17,324
Weighted average interest rate (2)	3.4%	1.4%	3.1%	3.3%	2.3%	2.3%

Variable rate debt
Credit facilities	$-	$487	$-	$1,051	$-	$1,538	$1,538
Secured mortgage debt	4	-	10	64	-	78	79
Senior notes	-	160	-	-	-	160	160
Term loans	-	-	721	645	190	1,556	1,555
Total variable rate debt	$4	$647	$731	$1,760	$190	$3,332	$3,332

(1)	At December 31, 2022, we had one interest rate swap agreement to fix €150 million ($156 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)

The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at December 31, 2022 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At December 31, 2022, the weighted average effective interest rate on our variable rate debt was 2.5%, which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at December 31, 2022. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $6 million for the year ended December 31, 2022, which equates to a change in interest rates of 25 basis points on our average outstanding variable rate debt balances and 2 basis point on our average total debt portfolio balances.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2022 and 2021, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements of Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2022, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are voluntarily presented in Note 19 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2022, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2022, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2022, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2022, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2022, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2022, the internal control over financial reporting was effective.

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

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2023 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2023 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2023 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2023 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2023 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

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

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 104 to 116 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 49 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

   Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4, the Company had $69,039 million of operating properties as of December 31, 2022. The Company tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

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

Duke Realty transaction

As discussed in Note 3 to the consolidated financial statements, on October 3, 2022 Prologis, Inc. and Prologis, L.P. acquired Duke Realty Corporation and Duke Realty Limited Partnership (collectively the “Duke Realty transaction”) for $23.2 billion and the transaction was accounted for as an asset acquisition. In asset acquisitions, the Company measures the real estate assets acquired based on their cost or total consideration exchanged and any excess or bargain consideration is allocated to the real estate properties and related lease intangibles on a relative fair value basis. The components of the acquisition include an initial allocation to investments in real estate properties acquired based on fair value and an initial allocation of that fair value to buildings and land. The Company determines fair value of the real estate properties based on the expected future cash flows of the property and various characteristics of the markets where the property is located utilizing an income approach methodology, which may be a discounted cash flow analysis or applying a capitalization rate to the estimated net operating income of a property.

We identified the evaluation of the fair value allocated to investments in real estate properties acquired, including the allocation of the property fair value to land and building, in the Duke Realty transaction as a critical audit matter. Evaluating the fair value amounts estimated by the Company in the allocation involved complex auditor judgment as a result of measurement uncertainty. Specifically, testing significant assumptions of market rents and capitalization rates related to investments in real estate and testing the allocation of property fair value to land and building required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value estimation process for investments in real estate properties, including land and building. This included controls related to the determination of amounts allocated to land and building and determination of market rents and capitalization rates used to estimate the fair value of investments in real estate properties. For a selection of investments in real estate properties we involved valuation professionals with specialized skills and knowledge, who assisted in:

   Index to Item 15

•	Comparing the Company’s determination of the fair value of investments in real estate properties to sales prices from available property sales

•

Comparing the Company’s market rent and capitalization rate assumptions used in the determination of the fair value of investments in real estate properties to available leasing information, industry research publications and inquiries of market participants

•	Comparing the Company’s determination of the fair value of land to sales prices from available land sales

•	Comparing the Company’s determination of the fair value of building to developed ranges of estimates based on market data, such as industry guides used for developing replacement building values.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 14, 2023

   Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the Operating Partnership’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4, the Operating Partnership had $69,039 million of operating properties as of December 31, 2022. The Operating Partnership tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

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

Duke Realty transaction

As discussed in Note 3 to the consolidated financial statements, on October 3, 2022 Prologis, Inc. and Prologis, L.P. acquired Duke Realty Corporation and Duke Realty Limited Partnership (collectively the “Duke Realty transaction”) for $23.2 billion and the transaction was accounted for as an asset acquisition. In asset acquisitions, the Company measures the real estate assets acquired based on their cost or total consideration exchanged and any excess or bargain consideration is allocated to the real estate properties and related lease intangibles on a relative fair value basis. The components of the acquisition include an initial allocation to investments in real estate properties acquired based on fair value and an initial allocation of that fair value to buildings and land. The Company determines fair value of the real estate properties based on the expected future cash flows of the property and various characteristics of the markets where the property is located utilizing an income approach methodology, which may be a discounted cash flow analysis or applying a capitalization

   Index to Item 15

rate to the estimated net operating income of a property.

We identified the evaluation of the fair value allocated to investments in real estate properties acquired, including the allocation of the property fair value to land and building, in the Duke Realty transaction as a critical audit matter. Evaluating the fair value amounts estimated by the Company in the allocation involved complex auditor judgment as a result of measurement uncertainty. Specifically, testing significant assumptions of market rents and capitalization rates related to investments in real estate and testing the allocation of property fair value to land and building required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value estimation process for investments in real estate properties, including land and building. This included controls related to the determination of amounts allocated to land and building and determination of market rents and capitalization rates used to estimate the fair value of investments in real estate properties. For a selection of investments in real estate properties we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Comparing the Company’s determination of the fair value of investments in real estate properties to sales prices from available property sales

•

Comparing the Company’s market rent and capitalization rate assumptions used in the determination of the fair value of investments in real estate properties to available leasing information, industry research publications and inquiries of market participants

•	Comparing the Company’s determination of the fair value of land to sales prices from available land sales

•	Comparing the Company’s determination of the fair value of building to developed ranges of estimates based on market data, such as industry guides used for developing replacement building values

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2002.

Denver, Colorado

February 14, 2023

   Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 14, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado

February 14, 2023

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Investments in real estate properties	$81,623,396	$53,005,190
Less accumulated depreciation	9,036,085	7,668,187
Net investments in real estate properties	72,587,311	45,337,003
Investments in and advances to unconsolidated entities	9,698,898	8,610,958
Assets held for sale or contribution	531,257	669,688
Net investments in real estate	82,817,466	54,617,649

Cash and cash equivalents	278,483	556,117
Other assets	4,801,499	3,312,454
Total assets	$87,897,448	$58,486,220

LIABILITIES AND EQUITY
Liabilities:
Debt	$23,875,961	$17,715,054
Accounts payable and accrued expenses	1,711,885	1,252,767
Other liabilities	4,446,509	1,776,189
Total liabilities	30,034,355	20,744,010

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2022 and 2021	63,948	63,948
Common stock; $0.01 par value; 923,142 and 739,827 shares issued and outstanding at December 31, 2022 and 2021, respectively	9,231	7,398
Additional paid-in capital	54,065,407	35,561,608
Accumulated other comprehensive loss	(443,609)	(878,253)
Distributions in excess of net earnings	(457,695)	(1,327,828)
Total Prologis, Inc. stockholders’ equity	53,237,282	33,426,873
Noncontrolling interests	4,625,811	4,315,337
Total equity	57,863,093	37,742,210
Total liabilities and equity	$87,897,448	$58,486,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental	$4,913,171	$4,147,994	$3,791,131
Strategic capital	1,039,585	590,750	636,987
Development management and other	20,936	20,696	10,617
Total revenues	5,973,692	4,759,440	4,438,735
Expenses:
Rental	1,205,738	1,041,316	952,063
Strategic capital	303,356	207,171	218,041
General and administrative	331,083	293,167	274,845
Depreciation and amortization	1,812,777	1,577,942	1,561,969
Other	40,336	22,435	30,010
Total expenses	3,693,290	3,142,031	3,036,928

Operating income before gains on real estate transactions, net	2,280,402	1,617,409	1,401,807
Gains on dispositions of development properties and land, net	597,745	817,017	464,942
Gains on other dispositions of investments in real estate, net	589,391	772,570	252,195
Operating income	3,467,538	3,206,996	2,118,944

Other income (expense):
Earnings from unconsolidated entities, net	310,872	404,255	297,370
Interest expense	(309,037)	(266,228)	(314,507)
Foreign currency and derivative gains (losses) and other income (expense), net	241,621	165,278	(166,429)
Losses on early extinguishment of debt, net	(20,184)	(187,453)	(188,290)
Total other income (expense)	223,272	115,852	(371,856)
Earnings before income taxes	3,690,810	3,322,848	1,747,088
Total income tax expense	(135,412)	(174,258)	(130,458)
Consolidated net earnings	3,555,398	3,148,590	1,616,630
Less net earnings attributable to noncontrolling interests	190,542	208,867	134,816
Net earnings attributable to controlling interests	3,364,856	2,939,723	1,481,814
Less preferred stock dividends	6,060	6,152	6,345
Loss on preferred stock repurchase	-	-	2,347
Net earnings attributable to common stockholders	$3,358,796	$2,933,571	$1,473,122

Weighted average common shares outstanding – Basic	785,675	739,363	728,323
Weighted average common shares outstanding – Diluted	811,608	764,762	754,414

Net earnings per share attributable to common stockholders – Basic	$4.28	$3.97	$2.02

Net earnings per share attributable to common stockholders – Diluted	$4.25	$3.94	$2.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Consolidated net earnings	$3,555,398	$3,148,590	$1,616,630
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	373,405	305,929	(194,673)
Unrealized gains (losses) on derivative contracts, net	71,639	17,542	(14,117)
Comprehensive income	4,000,442	3,472,061	1,407,840
Net earnings attributable to noncontrolling interests	(190,542)	(208,867)	(134,816)
Other comprehensive loss (income) attributable to noncontrolling interests	(10,400)	(7,985)	5,449
Comprehensive income attributable to common stockholders	$3,799,500	$3,255,209	$1,278,473

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2020	$68,948	631,797	$6,318	$25,719,427	$(990,398)	$(2,151,168)	$3,418,657	$26,071,784
Consolidated net earnings	-	-	-	-	-	1,481,814	134,816	1,616,630
Effect of equity compensation plans	-	690	7	27,745	-	-	82,233	109,985
Liberty Transaction, net of issuance costs	-	106,723	1,067	9,801,373	-	-	211,086	10,013,526
Acquisitions by noncontrolling interests	-	-	-	-	-	-	48,533	48,533
Repurchase of common stock	-	(539)	(5)	(34,824)	-	-	-	(34,829)
Repurchase of preferred stock	(5,000)	-	-	147	-	(2,347)	-	(7,200)
Capital contributions	-	-	-	-	-	-	917,092	917,092
Redemption of noncontrolling interests	-	710	7	30,727	-	-	(147,712)	(116,978)
Foreign currency translation losses, net	-	-	-	-	(189,599)	-	(5,074)	(194,673)
Unrealized losses on derivative contracts, net	-	-	-	-	(13,742)	-	(375)	(14,117)
Reallocation of equity	-	-	-	(55,413)	-	-	55,413	-
Dividends ($2.32 per common share) and other distributions	-	-	-	(548)	-	(1,722,989)	(361,636)	(2,085,173)
Balance at December 31, 2020	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	2,939,723	208,867	3,148,590
Effect of equity compensation plans	-	(389)	(4)	38,114	-	-	78,062	116,172
Capital contributions	-	-	-	-	-	-	74,404	74,404
Redemption of noncontrolling interests	-	835	8	37,238	-	-	(190,482)	(153,236)
Consolidation of other venture	-	-	-	-	-	-	25,759	25,759
Acquisitions by noncontrolling interests	-	-	-	-	-	-	130,416	130,416
Foreign currency translation gains, net	-	-	-	-	298,413	-	7,516	305,929
Unrealized gains on derivative contracts, net	-	-	-	-	17,073	-	469	17,542
Reallocation of equity	-	-	-	(2,347)	-	-	2,347	-
Dividends ($2.52 per common share) and other distributions	-	-	-	(31)	-	(1,872,861)	(375,054)	(2,247,946)
Balance at December 31, 2021	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-		-	-	-	3,364,856	190,542	3,555,398
Effect of equity compensation plans	-	393	4	66,647	-	-	121,074	187,725
Duke Transaction, net of issuance costs	-	182,661	1,827	18,551,852	-	-	219,565	18,773,244
Capital contributions	-	-	-	-	-	-	13,295	13,295
Redemption of noncontrolling interests	-	261	2	12,445	-	-	(101,427)	(88,980)
Foreign currency translation gains, net	-	-	-	-	364,725	-	8,680	373,405
Unrealized gains on derivative contracts, net	-	-	-	-	69,919	-	1,720	71,639
Reallocation of equity	-	-	-	(127,134)	-	-	127,134	-
Dividends ($3.16 per common share) and other distributions	-	-	-	(11)	-	(2,494,723)	(270,109)	(2,764,843)
Balance at December 31, 2022	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Consolidated net earnings	$3,555,398	$3,148,590	$1,616,630
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(267,709)	(148,239)	(126,328)
Equity-based compensation awards	175,356	113,028	109,831
Depreciation and amortization	1,812,777	1,577,942	1,561,969
Earnings from unconsolidated entities, net	(310,872)	(404,255)	(297,370)
Operating distributions from unconsolidated entities	410,483	440,034	450,622
Decrease (increase) in operating receivables from unconsolidated entities	(63,947)	(14,223)	14,670
Amortization of debt discounts and debt issuance costs, net	23,736	8,656	7,859
Gains on dispositions of development properties and land, net	(597,745)	(817,017)	(464,942)
Gains on other dispositions of investments in real estate, net	(589,391)	(772,570)	(252,195)
Unrealized foreign currency and derivative losses (gains), net	(92,201)	(173,026)	160,739
Losses on early extinguishment of debt, net	20,184	187,453	188,290
Deferred income tax expense	12,638	1,322	744
Increase in accounts receivable and other assets	(71,307)	(328,511)	(127,619)
Increase in accounts payable and accrued expenses and other liabilities	109,030	176,858	94,105
Net cash provided by operating activities	4,126,430	2,996,042	2,937,005
Investing activities:
Real estate development	(3,118,379)	(2,639,872)	(1,920,218)
Real estate acquisitions	(2,492,108)	(2,320,448)	(1,239,034)
Duke Transaction, net of cash acquired	(92,052)	-	-
Liberty Transaction, net of cash acquired	-	-	(29,436)
IPT Transaction, net of cash acquired	-	-	(1,665,359)
Tenant improvements and lease commissions on previously leased space	(339,234)	(329,059)	(221,491)
Property improvements	(211,358)	(169,933)	(149,491)
Proceeds from dispositions and contributions of real estate	2,063,623	4,222,290	2,281,940
Investments in and advances to unconsolidated entities	(442,366)	(798,103)	(385,936)
Return of investment from unconsolidated entities	76,994	58,275	257,065
Proceeds from repayment of notes receivable backed by real estate	-	-	4,312
Proceeds from the settlement of net investment hedges	59,281	3,305	2,352
Payments on the settlement of net investment hedges	(3,458)	(16,513)	(9,034)
Net cash used in investing activities	(4,499,057)	(1,990,058)	(3,074,330)
Financing activities:
Proceeds from issuance of common stock	-	743	2,217
Repurchase and retirement of common stock	-	-	(34,829)
Repurchase of preferred stock	-	-	(7,200)
Dividends paid on common and preferred stock	(2,494,723)	(1,872,861)	(1,722,989)
Noncontrolling interests contributions	13,295	74,404	917,092
Noncontrolling interests distributions	(270,109)	(375,054)	(361,636)
Settlement of noncontrolling interests	(88,980)	(153,236)	(116,978)
Tax paid with shares withheld	(27,688)	(19,855)	(24,887)
Debt and equity issuance costs paid	(45,654)	(23,318)	(54,204)
Net proceeds from (payments on) credit facilities	294,164	323,336	(10,959)
Repurchase of and payments on debt	(1,381,005)	(2,560,174)	(6,782,306)
Proceeds from the issuance of debt	4,116,489	3,597,690	7,824,517
Net cash provided by (used in) financing activities	115,789	(1,008,325)	(372,162)

Effect of foreign currency exchange rate changes on cash	(20,796)	(39,628)	18,718
Net decrease in cash and cash equivalents	(277,634)	(41,969)	(490,769)
Cash and cash equivalents, beginning of year	556,117	598,086	1,088,855
Cash and cash equivalents, end of year	$278,483	$556,117	$598,086

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2022	2021
ASSETS
Investments in real estate properties	$81,623,396	$53,005,190
Less accumulated depreciation	9,036,085	7,668,187
Net investments in real estate properties	72,587,311	45,337,003
Investments in and advances to unconsolidated entities	9,698,898	8,610,958
Assets held for sale or contribution	531,257	669,688
Net investments in real estate	82,817,466	54,617,649

Cash and cash equivalents	278,483	556,117
Other assets	4,801,499	3,312,454
Total assets	$87,897,448	$58,486,220

LIABILITIES AND CAPITAL
Liabilities:
Debt	$23,875,961	$17,715,054
Accounts payable and accrued expenses	1,711,885	1,252,767
Other liabilities	4,446,509	1,776,189
Total liabilities	30,034,355	20,744,010

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,173,334	33,362,925
Limited partners – common	843,263	557,097
Limited partners – Class A common	464,781	360,702
Total partners’ capital	54,545,326	34,344,672
Noncontrolling interests	3,317,767	3,397,538
Total capital	57,863,093	37,742,210
Total liabilities and capital	$87,897,448	$58,486,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental	$4,913,171	$4,147,994	$3,791,131
Strategic capital	1,039,585	590,750	636,987
Development management and other	20,936	20,696	10,617
Total revenues	5,973,692	4,759,440	4,438,735
Expenses:
Rental	1,205,738	1,041,316	952,063
Strategic capital	303,356	207,171	218,041
General and administrative	331,083	293,167	274,845
Depreciation and amortization	1,812,777	1,577,942	1,561,969
Other	40,336	22,435	30,010
Total expenses	3,693,290	3,142,031	3,036,928

Operating income before gains on real estate transactions, net	2,280,402	1,617,409	1,401,807
Gains on dispositions of development properties and land, net	597,745	817,017	464,942
Gains on other dispositions of investments in real estate, net	589,391	772,570	252,195
Operating income	3,467,538	3,206,996	2,118,944

Other income (expense):
Earnings from unconsolidated entities, net	310,872	404,255	297,370
Interest expense	(309,037)	(266,228)	(314,507)
Foreign currency and derivative gains (losses) and other income (expense), net	241,621	165,278	(166,429)
Losses on early extinguishment of debt, net	(20,184)	(187,453)	(188,290)
Total other income (expense)	223,272	115,852	(371,856)
Earnings before income taxes	3,690,810	3,322,848	1,747,088
Total income tax expense	(135,412)	(174,258)	(130,458)
Consolidated net earnings	3,555,398	3,148,590	1,616,630
Less net earnings attributable to noncontrolling interests	98,611	127,075	93,195
Net earnings attributable to controlling interests	3,456,787	3,021,515	1,523,435
Less preferred unit distributions	6,060	6,152	6,345
Loss on preferred unit repurchase	-	-	2,347
Net earnings attributable to common unitholders	$3,450,727	$3,015,363	$1,514,743

Weighted average common units outstanding – Basic	799,153	751,973	740,860
Weighted average common units outstanding – Diluted	811,608	764,762	754,414

Net earnings per unit attributable to common unitholders – Basic	$4.28	$3.97	$2.02

Net earnings per unit attributable to common unitholders – Diluted	$4.25	$3.94	$2.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Consolidated net earnings	$3,555,398	$3,148,590	$1,616,630
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	373,405	305,929	(194,673)
Unrealized gains (losses) on derivative contracts, net	71,639	17,542	(14,117)
Comprehensive income	4,000,442	3,472,061	1,407,840
Net earnings attributable to noncontrolling interests	(98,611)	(127,075)	(93,195)
Other comprehensive loss (income) attributable to noncontrolling interests	292	692	(92)
Comprehensive income attributable to common unitholders	$3,902,123	$3,345,678	$1,314,553

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2020	1,379	$68,948	631,797	$22,584,179	9,933	$355,076	8,613	$288,187	$2,775,394	$26,071,784
Consolidated net earnings	-	-	-	1,481,814	-	25,359	-	16,262	93,195	1,616,630
Effect of equity compensation plans	-	-	690	27,752	1,362	82,233	-	-	-	109,985
Liberty Transaction, net of issuance costs	-	-	106,723	9,802,440	2,288	210,190	-	-	896	10,013,526
Issuance of units related to acquisitions	-	-	-	-	461	48,533	-	-	-	48,533
Repurchase of common units	-	-	(539)	(34,829)	-	-	-	-	-	(34,829)
Repurchase of preferred units	(100)	(5,000)	-	(2,200)	-	-	-	-	-	(7,200)
Capital contributions	-	-	-	-	-	-	-	-	917,092	917,092
Redemption of limited partnership units	-	-	710	30,734	(1,902)	(146,990)	(18)	(722)	-	(116,978)
Foreign currency translation gains (losses), net	-	-	-	(189,599)	-	(3,113)	-	(2,053)	92	(194,673)
Unrealized losses on derivative contracts, net	-	-	-	(13,742)	-	(226)	-	(149)	-	(14,117)
Reallocation of capital	-	-	-	(55,413)	-	(10,868)	-	66,281	-	-
Distributions ($2.32 per common unit) and other	-	-	-	(1,723,537)	-	(36,240)	-	(22,253)	(303,143)	(2,085,173)
Balance at December 31, 2020	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	2,939,723	-	50,034	-	31,758	127,075	3,148,590
Effect of equity compensation plans	-	-	(389)	38,110	1,286	78,062	-	-	-	116,172
Capital contributions	-	-	-	-	-	-	-	-	74,404	74,404
Redemption of limited partnership units	-	-	835	37,246	(2,105)	(190,482)	-	-	-	(153,236)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Issuance of units related to acquisitions	-	-	-	-	1,031	130,416	-	-	-	130,416
Foreign currency translation gains (losses), net	-	-	-	298,413	-	4,982	-	3,226	(692)	305,929
Unrealized gains on derivative contracts, net	-	-	-	17,073	-	285	-	184	-	17,542
Reallocation of capital	-	-	-	(2,347)	-	133	-	2,214	-	-
Distributions ($2.52 per common unit) and other	-	-	-	(1,872,892)	-	(40,287)	-	(22,233)	(312,534)	(2,247,946)
Balance at December 31, 2021	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	3,364,856	-	57,620	-	34,311	98,611	3,555,398
Effect of equity compensation plans	-	-	393	66,651	1,064	121,074	-	-	-	187,725
Duke Transaction, net of issuance costs	-	-	182,661	18,553,679	2,140	217,385	-	-	2,180	18,773,244
Capital contributions	-	-	-	-	-	-	-	-	13,295	13,295
Redemption of limited partnership units	-	-	261	12,447	(918)	(101,427)	-	-	-	(88,980)
Foreign currency translation gains (losses), net	-	-	-	364,725	-	5,785	-	3,187	(292)	373,405
Unrealized gains on derivative contracts, net	-	-	-	69,919	-	1,109	-	611	-	71,639
Reallocation of capital	-	-	-	(127,134)	-	38,931	-	88,203	-	-
Distributions ($3.16 per common unit) and other	-	-	-	(2,494,734)	-	(54,311)	-	(22,233)	(193,565)	(2,764,843)
Balance at December 31, 2022	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Consolidated net earnings	$3,555,398	$3,148,590	$1,616,630
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(267,709)	(148,239)	(126,328)
Equity-based compensation awards	175,356	113,028	109,831
Depreciation and amortization	1,812,777	1,577,942	1,561,969
Earnings from unconsolidated entities, net	(310,872)	(404,255)	(297,370)
Operating distributions from unconsolidated entities	410,483	440,034	450,622
Decrease (increase) in operating receivables from unconsolidated entities	(63,947)	(14,223)	14,670
Amortization of debt discounts and debt issuance costs, net	23,736	8,656	7,859
Gains on dispositions of development properties and land, net	(597,745)	(817,017)	(464,942)
Gains on other dispositions of investments in real estate, net	(589,391)	(772,570)	(252,195)
Unrealized foreign currency and derivative losses (gains), net	(92,201)	(173,026)	160,739
Losses on early extinguishment of debt, net	20,184	187,453	188,290
Deferred income tax expense	12,638	1,322	744
Increase in accounts receivable and other assets	(71,307)	(328,511)	(127,619)
Increase in accounts payable and accrued expenses and other liabilities	109,030	176,858	94,105
Net cash provided by operating activities	4,126,430	2,996,042	2,937,005
Investing activities:
Real estate development	(3,118,379)	(2,639,872)	(1,920,218)
Real estate acquisitions	(2,492,108)	(2,320,448)	(1,239,034)
Duke Transaction, net of cash acquired	(92,052)	-	-
Liberty Transaction, net of cash acquired	-	-	(29,436)
IPT Transaction, net of cash acquired	-	-	(1,665,359)
Tenant improvements and lease commissions on previously leased space	(339,234)	(329,059)	(221,491)
Property improvements	(211,358)	(169,933)	(149,491)
Proceeds from dispositions and contributions of real estate	2,063,623	4,222,290	2,281,940
Investments in and advances to unconsolidated entities	(442,366)	(798,103)	(385,936)
Return of investment from unconsolidated entities	76,994	58,275	257,065
Proceeds from repayment of notes receivable backed by real estate	-	-	4,312
Proceeds from the settlement of net investment hedges	59,281	3,305	2,352
Payments on the settlement of net investment hedges	(3,458)	(16,513)	(9,034)
Net cash used in investing activities	(4,499,057)	(1,990,058)	(3,074,330)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	-	743	2,217
Repurchase and retirement of common units	-	-	(34,829)
Repurchase of preferred units	-	-	(7,200)
Distributions paid on common and preferred units	(2,571,267)	(1,935,381)	(1,781,482)
Noncontrolling interests contributions	13,295	74,404	917,092
Noncontrolling interests distributions	(193,565)	(312,534)	(303,143)
Redemption of common limited partnership units	(88,980)	(153,236)	(116,978)
Tax paid with shares of the Parent withheld	(27,688)	(19,855)	(24,887)
Debt and equity issuance costs paid	(45,654)	(23,318)	(54,204)
Net proceeds from (payments on) credit facilities	294,164	323,336	(10,959)
Repurchase of and payments on debt	(1,381,005)	(2,560,174)	(6,782,306)
Proceeds from the issuance of debt	4,116,489	3,597,690	7,824,517
Net cash provided by (used in) financing activities	115,789	(1,008,325)	(372,162)

Effect of foreign currency exchange rate changes on cash	(20,796)	(39,628)	18,718
Net decrease in cash and cash equivalents	(277,634)	(41,969)	(490,769)
Cash and cash equivalents, beginning of year	556,117	598,086	1,088,855
Cash and cash equivalents, end of year	$278,483	$556,117	$598,086

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

   Index to Item 15

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or “IRC”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 19 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two operating business segments: Real Estate (Rental Operations and Development) and Strategic Capital. Our Real Estate Segment represents the ownership, leasing and development of logistics properties. Our Strategic Capital Segment represents the management of properties owned by our unconsolidated co-investment ventures and other ventures. See Note 17 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2022, the Parent owned a 97.60% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.40% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Consolidation. We consolidate all entities that are wholly owned and those in which we own less than 100% of the equity but control the entity, as well as any variable interest entities (“VIEs”) in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a VIE and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity.

For entities that are not defined as VIEs, we first consider whether we are the general partner or the limited partner (or the equivalent in such investments that are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such entities that do not have rights that would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating or kick-out rights, we apply the equity method of accounting since, as the general partner, we have the ability to exercise significant influence over the operating and financial policies of the venture. For ventures for which we are a limited partner, or our investment is in an entity that is not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners. In instances where the factors indicate that we have a controlling financial interest in the venture, we consolidate the entity. In instances where we do not have a controlling interest in the venture, we apply the equity method of accounting when the factors indicate we have the ability to exercise significant influence over the venture.

Use of Estimates. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting

   Index to Item 15

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

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period; income statement accounts that represent significant nonrecurring transactions, are translated at the rate in effect at the date of the transaction. We translate our share of the net income or loss of our unconsolidated entities at the average exchange rate for the period other than significant nonrecurring transactions of the unconsolidated entities which are translated at the rate in effect at the date of the transaction.

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Foreign Currency and Derivative Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income, unless it is intercompany debt that is deemed to be long-term in nature or third-party debt that has been designated as a nonderivative net investment hedge and then the adjustment is recorded as a cumulative translation adjustment in AOCI/L.

Acquisitions. We apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As the fair value of most of our real estate acquisitions is concentrated in either a single or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged. The difference between the cost and the estimated fair value (excess or bargain consideration) is allocated to the real estate properties and related lease intangibles on a relative fair value basis. All other assets and liabilities assumed, including debt, and real estate assets that we intend to sell in the next twelve months are recorded at fair value. At a property-level, we allocate the fair value to the components which include building, land, improvements, and intangible assets or liabilities related to acquired leases. Purchase price allocations for a business combination are recorded at fair value.

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

We allocate the purchase price using primarily Level 2 and Level 3 inputs (further defined in Fair Value Measurements below) as follows:

Investments in Real Estate Properties. We value operating properties as if vacant. We estimate fair value by applying an income approach methodology using either a discounted cash flow analysis or applying a capitalization rate to the estimated net operating income, defined as rental revenues less rental expenses, of a property. Key assumptions include market rents, growth rates, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine the discount or capitalization rate by market based on recent transactions and other market data and adjust if necessary, based on the property characteristics. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. At a property level, we allocate the fair value to land and building.

Lease Intangibles. We determine the portion of the purchase price related to acquired in-place leases as intangible assets and liabilities as follows:

•

Above and Below Market Leases. We recognize an asset or liability for acquired leases with in-place rents that are higher or lower than our estimate of current market rents in each of the applicable markets. The above or below market lease intangibles are valued using a discounted cash flow approach through which we recognize the present value of the difference in cash flows between in-place and market rents. The value is recorded in either Other Assets or Other Liabilities, as appropriate, and is amortized over the remaining term of the respective leases, including any bargain renewal options, to rental revenues.

   Index to Item 15

•

Foregone Rent. We calculate the value of the revenue and recovery of costs which would be foregone during a reasonable lease-up period, if the space was vacant, in each of the applicable markets. The values are recorded in Other Assets and amortized over the remaining life of the respective leases to amortization expense.

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

   Index to Item 15

in the near term. We estimate the fair value of our investments based on expected sales prices in the market (Level 2) or by applying the income approach methodology using a discounted cash flow analysis (Level 3).

Fair Value of Financial Instruments. We estimate the fair value of our senior notes for disclosure purposes based on quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimate the fair value of our credit facilities, term loans, secured mortgage debt and other debt by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3).

Real Estate Assets. Real estate assets are carried at depreciated cost. We capitalize costs incurred in developing, redeveloping and improving real estate assets as part of the investment basis. We expense costs for repairs and maintenance as incurred.

Depreciation and Amortization. We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation on development buildings commences when the asset is ready for its intended use, which we define as the earlier of when a property that was developed has been completed for one year, or is 90% occupied. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 40 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to land leases over the shorter of the estimated life of the building improvement or the contractual term of the underlying land lease. Capitalized leasing costs are amortized over the estimated remaining lease term. The weighted average lease term for leases that commenced during 2022, based on square feet, was 69 months.

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

Recoverability of Real Estate Assets. We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. This assessment is primarily triggered based on the shortening of the expected hold period due to our change in intent to sell a property in the near term. We have processes to monitor our intent with regard to our investments and the estimated disposition value in comparison to the current carrying value. If our assessment of potential triggering events indicates that the carrying value of a property that we expect to sell in the near term is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. We determine the fair value of the property based on the proceeds from disposition that are estimated based on quoted market values, third-party appraisals or discounted cash flow models that utilize the future net operating income from the property and expected market capitalization rates. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. Changes in economic and operating conditions could impact our intent and the assumptions used in determining the fair value that could result in future impairment.

At least annually or more frequently given the presence of a triggering event, we measure the recoverability of our assets. We compare the carrying amount of the asset to the fair value based on our intent as follows:

•

for real estate properties that we intend to hold long-term; including land held for development, properties currently under development and operating properties; recoverability is assessed based on the estimated undiscounted future net operating income from the property and the terminal value, including anticipated costs to develop;

•

for real estate properties we intend to sell, including properties currently under development and operating properties; recoverability is assessed based on proceeds from disposition that are estimated based on the future net operating income from the property, expected market capitalization rates and anticipated costs to develop;

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

   Index to Item 15

Investments in Unconsolidated Entities. We present our investments in certain entities under the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments (including advances) in the balance sheet at our cost, including formation costs and net of deferred gains from the contribution of properties (recognized prior to January 1, 2018), if applicable. The transaction costs related to the formation of equity method investments are also capitalized. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized and accumulated other comprehensive income or loss, distributions received, contributions made, sales and redemptions of our investments and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

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

Changes in the fair value of derivatives that are designated and qualify as net investment hedges of our foreign operations or cash flow hedges are recorded in AOCI/L. For net investment hedges, these amounts offset the translation adjustments on the underlying net assets of our foreign investments and are recorded in AOCI/L. This includes debt issued in a currency that is not the same functional currency of the borrowing entity that we may designate as a nonderivative net investment hedge. We compare the net equity available from our foreign investments first to the derivative financial instruments designated as net investment hedges followed by any nonderivative net investment hedges. If the total notional amount of the derivative and nonderivative financial instruments exceeds the net equity available, that excess portion is considered unhedged and the translation of that excess portion is recognized in Foreign Currency and Derivative Gains (Losses) and Other Income (Expense), Net.

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

   Index to Item 15

Undesignated Derivatives. We also use derivatives, such as foreign currency forwards and option contracts, that are not designated as hedges to manage foreign currency exchange rate risk related to the translation of our results of operations. The changes in fair values of these derivatives that were not designated as hedging instruments are immediately recognized in earnings within the line item Foreign Currency and Derivative Gains (Losses) and Other Income (Expense), Net. These gains or losses are generally offset by lower or higher earnings due to the translation at exchange rates that were different than our expectations. In addition, we may choose to not designate our interest rate swap contracts. If a swap contract is not designated as a hedge, the changes in fair value of these instruments is immediately recognized in earnings within the line item Interest Expense in the Consolidated Statements of Income.

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

We may also earn incentive returns (“promotes” or “promote revenues”) directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. The returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents, interest rates and foreign currency exchange rates. As these key inputs are highly volatile and out of our control, and such volatility can materially impact our promotes period over period, we recognize promote revenues at the end of the performance period. We generally earn promote revenue directly from third-party investors in the co-investment ventures. We include the third-party investors’ share of promotes in Strategic Capital Revenues.

We also earn fees from ventures that we consolidate. Upon consolidation, these fees are eliminated from our earnings and the third-party investors’ share of these fees are recognized as a reduction of Net Earnings Attributable to Noncontrolling Interests.

Development Management and Other Revenues. Development management and other revenues principally include development and construction management fees from third parties and are recognized as we provide the services or on a cost basis.

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

   Index to Item 15

Beginning January 1, 2018 with the adoption of the new revenue recognition guidance, we recognize the entire gain attributed to contributions of real estate properties to unconsolidated entities. We previously recognized a gain on contribution only to the extent of the third-party ownership in the unconsolidated entity acquiring the property and deferred the portion of the gain related to our ownership through a reduction to our investment in the applicable unconsolidated entity. We adjusted our proportionate share of net earnings or losses recognized in future periods to reflect the entities’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis. For deferred gains from partial sales recorded prior to the adoption of the revenue recognition standard, we continue to recognize these gains over the lives of the underlying real estate properties or at the time of disposition to a third party. If our ownership interest in an unconsolidated entity decreases and the decrease is expected to be permanent, we recognize the amounts relating to previously deferred gains to coincide with our new ownership interest.

Gains on Dispositions of Development Properties and Land, Net. We present gains separately based on the type of real estate sold or contributed. We present gains on sales to third parties or contributions to our unconsolidated co-investment ventures as Gains on Dispositions of Development Properties and Land, Net when the property was included in our land portfolio or when we developed the property with the intent to sell or contribute.

Gains on Other Dispositions of Investments in Real Estate, Net. We present all other gains on sales to third parties or contributions to our unconsolidated entities of primarily operating properties and other real estate transactions as Gains on Other Dispositions of Investments in Real Estate, Net. We also include gains or losses on the remeasurement of equity investments to fair value upon acquisition of a controlling interest if the transaction is considered the acquisition of a business and gains or losses upon the partial redemption or sale of our investment in an unconsolidated entity.

Rental Expenses. Rental expenses principally include the cost of our property management and leasing personnel, utilities, repairs and maintenance, property insurance, real estate taxes and the other costs of managing our properties. We are also a lessee of land under leases which generally meet the criteria to be accounted for as operating leases.

Strategic Capital Expenses. Strategic capital expenses generally include the direct expenses associated with the asset management of the co-investment ventures provided by our employees who are assigned to our Strategic Capital Segment and the costs of our Prologis Promote Plan (“PPP”) based on earned promotes. For further discussion on the PPP, see Note 12. In addition, in order to achieve efficiencies and economies of scale, all of our property management and leasing functions are provided by property management and leasing personnel who are assigned to our Real Estate Segment. These individuals perform the property-level management and leasing of the properties in our owned and managed portfolio, which includes properties we consolidate and those we manage that are owned by the unconsolidated co-investment ventures. We allocate the costs of our property management and leasing teams to the properties we consolidate (included in Rental Expenses) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses) by using the square feet owned by the respective portfolios.

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

Income Taxes. Under the IRC, to qualify as a REIT, we are required to distribute at least 90% of our taxable income, and meet certain income, asset and stockholder tests. REITs which meet these certain income, asset and stockholder tests are generally not required to pay federal income taxes if they distribute 100% of their taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain foreign, state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

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

We recognize deferred income taxes in certain taxable entities. For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over tax basis in assets and liabilities. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and assumed liabilities based on their relative fair value at date of acquisition, as discussed above. For our taxable subsidiaries, including certain international jurisdictions, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the relative fair value of the tangible and intangible assets at date of acquisition. Any subsequent increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, are reflected in earnings.

   Index to Item 15

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

NOTE 3. ACQUISITIONS

Duke Transaction

On October 3, 2022, we acquired Duke Realty Corporation and Duke Realty Limited Partnership (collectively “Duke” or the “Duke Transaction”). Through the Duke Transaction, we acquired a portfolio primarily comprised of logistics real estate assets, including 494 industrial operating properties, aggregating 144.4 million square feet, which are highly complementary to our U.S. portfolio in terms of product quality, location and growth potential in our key markets. There was approximately 15 million square feet of non-strategic operating industrial properties acquired in the Duke Transaction for which our intent is not to operate these properties long-term. These assets are classified as Other Real Estate Investments in the Consolidated Balance Sheets. The portfolio also included properties under development, land for future development and investments in other ventures.

The Duke Transaction was completed for $23.2 billion through the issuance of equity based on the value of the Prologis common stock and units issued of $18.8 billion, the assumption of debt of $4.2 billion and transaction costs. In connection with the transaction, each issued and outstanding share or unit held by a Duke shareholder or unitholder was converted automatically into 0.475 shares of Prologis common stock or common units of Prologis, L.P., respectively, including shares and units under Duke’s equity incentive plan that became fully vested at closing.

The aggregate equity consideration is calculated below (in millions, except price per share):

Number of Prologis shares and units issued upon conversion of Duke's shares and units at October 3, 2022	184.80
Multiplied by price of Prologis' common stock on September 30, 2022	$101.60
Fair value of Prologis shares and units issued	$18,776

We accounted for the Duke Transaction as an asset acquisition and as a result, the transaction costs of $239.8 million were capitalized to the basis of the acquired properties. Transaction costs included the direct costs incurred to acquire the real estate assets.

Under acquisition accounting, the total cost or total consideration exchanged is allocated to the real estate properties and related lease intangibles on a relative fair value basis. As the fair value of the properties acquired exceeded the purchase price, we allocated the bargain consideration at a property-level based on the relative fair value of the property in comparison to the total portfolio. All other assets acquired and liabilities assumed, including debt, and real estate assets that we intend to sell in the next twelve months were recorded at fair value. The total purchase price, including transaction costs, was allocated as follows (in millions):

Net investments in real estate	$24,908
Cash and other assets	441
Debt	(4,162)
Intangible liabilities, net of intangible assets (1)	(1,461)
Accounts payable, accrued expenses and other liabilities	(708)
Noncontrolling interests	(2)
Total purchase price, including transaction costs	$19,016

   Index to Item 15

(1)

Intangible assets of $832.5 million and intangible liabilities of $2.3 billion were included within Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets. The acquired lease intangibles from the Duke Transaction will be amortized over the terms of the respective leases with a weighted average remaining lease term of 64 months.

Liberty Transaction

On February 4, 2020, we acquired Liberty Property Trust and Liberty Property Limited Partnership (collectively “Liberty” or the “Liberty Transaction”). Through the Liberty Transaction, we acquired a portfolio primarily comprised of logistics real estate assets, including 519 industrial operating properties, aggregating 99.6 million square feet.

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

We accounted for the Liberty Transaction as an asset acquisition and as a result, the transaction costs of $115.8 million were capitalized to the basis of the acquired properties. Transaction costs included the direct costs incurred to acquire the real estate assets.

The total purchase price allocation for Liberty was as follows (in millions):

Net investments in real estate	$12,636
Intangible assets, net of intangible liabilities	491
Cash and other assets	233
Debt	(2,845)
Accounts payable, accrued expenses and other liabilities	(383)
Noncontrolling interests	(1)
Total purchase price, including transaction costs	$10,131

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2022 (1)	2021	2022 (1)	2021	2022 (1)	2021
Operating properties:
Buildings and improvements	597,362	444,413	2,825	2,310	$48,650,334	$32,159,514
Improved land					20,388,461	12,294,246
Development portfolio, including land costs:
Prestabilized	4,874	6,325	15	16	597,553	710,091
Properties under development	44,011	28,638	121	83	3,614,601	2,019,249
Land (2)					3,338,121	2,519,590
Other real estate investments (3)					5,034,326	3,302,500
Total investments in real estate properties					81,623,396	53,005,190
Less accumulated depreciation					9,036,085	7,668,187
Net investments in real estate properties					$72,587,311	$45,337,003

(1)	Includes the acquired real estate properties from the Duke Transaction at December 31, 2022. See Note 3 for more information.
(2)	At December 31, 2022 and 2021, our land was comprised of 7,188 and 6,227 acres, respectively.
(3)

Included in other real estate investments were: (i) non-strategic real estate assets, primarily acquired from the Duke Transaction, that we do not intend to operate long-term; (ii) land parcels we own and lease to third parties; (iii) non-industrial real estate assets that we generally intend to redevelop into industrial properties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

   Index to Item 15

At December 31, 2022, we had investments in real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Duke Transaction and Liberty Transaction as discussed in Note 3, for the years ended December 31 (dollars and square feet in thousands):

	2022	2021 (1)	2020 (2)
Number of operating properties	23	31	150
Square feet	5,169	6,760	21,874
Acres of land	2,218	2,684	830
Acquisition cost of net investments in real estate, excluding other real estate investments	$1,828,256	$2,517,644	$3,054,381

Acquisition cost of other real estate investments	$641,168	$525,499	$206,084

(1)

Included in 2021, is our acquisition of additional ownership interest in certain unconsolidated other ventures that we acquired from our partners and subsequently resulted in the consolidation of the real estate assets.

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

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties for the years ended December 31 (dollars and square feet in thousands):

	2022	2021	2020
Dispositions of development properties and land, net (1)
Number of properties	21	41	41
Square feet	7,676	16,482	14,482
Net proceeds	$1,398,585	$2,629,750	$1,693,557
Gains on dispositions of development properties and land, net	$597,745	$817,017	$464,942

Other dispositions of investments in real estate, net (2)
Number of properties	103	97	61
Square feet	8,718	20,806	10,562
Net proceeds	$1,271,639	$2,536,622	$1,264,692
Gains on other dispositions of investments in real estate, net	$589,391	$772,570	$252,195

(1)

The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are primarily driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)	In 2021, we sold our ownership interest in an unconsolidated other venture.

Leases

As a Lessor

We lease our real estate properties to customers under agreements that are classified primarily as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Our weighted average lease term remaining was 55 months based on square feet for all leases in effect at December 31, 2022.

The following table summarizes the minimum lease payments due from our customers on leases for space in our operating properties, prestabilized and under development properties, other real estate investments and assets held for sale or contribution at December 31, 2022 (in thousands):

   Index to Item 15

2023	$4,404,367
2024	4,221,731
2025	3,800,708
2026	3,231,191
2027	2,578,599
Thereafter	9,452,245
Total	$27,688,841

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses along with rental increases that are not fixed.

As a Lessee

We had approximately 135 and 120 land and office space leases in which we were the lessee at December 31, 2022 and 2021, respectively, which primarily qualify as operating leases with remaining lease terms of 1 to 87 years at December 31, 2022. Our lease liabilities were $638.8 million and $448.4 million at December 31, 2022 and 2021, respectively.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, for leases that had commenced at December 31, 2022, with amounts discounted at lease commencement by our incremental borrowing rates to calculate the lease liabilities of our leases (in thousands):

2023	$62,061
2024	71,709
2025	56,349
2026	47,443
2027	39,642
Thereafter	1,144,025
Total undiscounted rental payments	1,421,229
Less imputed interest	782,418
Total lease liabilities	$638,811

The weighted average remaining lease term for these leases was 31 and 28 years at December 31, 2022 and 2021, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average discount rate was 3.4% and 3.2% at December 31, 2022 and 2021, respectively. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease was denominated.

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

   Index to Item 15

We also have investments in other ventures, generally with one partner, which we account for using the equity method. We refer to our investments in both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to unconsolidated entities at December 31 (in thousands):

	2022	2021
Unconsolidated co-investment ventures	$8,073,927	$7,825,455
Other ventures (1)	1,624,971	785,503
Total	$9,698,898	$8,610,958
(1)	In 2022, we completed the Duke Transaction and acquired an equity method investment in several other ventures.

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2022	2021	2022	2021
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”)	26.2%	27.0%	$2,397,544	$2,393,232
FIBRA Prologis (1)	47.9%	47.3%	888,710	694,590
Prologis European Logistics Partners (“PELP”) (2) (3)	50.0%	50.0%	1,949,002	2,097,332
Prologis European Logistics Fund (“PELF”) (3)	23.8%	23.8%	1,837,615	1,605,253
Prologis UK Logistics Venture (“UKLV”) (2) (3)	-	15.0%	-	9,243
Nippon Prologis REIT, Inc. (“NPR”) (4)	15.1%	15.1%	614,933	684,029
Prologis China Core Logistics Fund, LP (“PCCLF”)	15.5%	15.3%	92,863	75,922
Prologis China Logistics Venture I, LP, II, LP and III, LP (“Prologis China Logistics Venture”) (2)	15.0%	15.0%	111,906	120,283
Prologis Brazil Logistics Venture (“PBLV”) and other joint ventures (2)	20.0%	20.0%	181,354	145,571
Total			$8,073,927	$7,825,455
(1)

At December 31, 2022, we owned 489.1 million units of FIBRA Prologis that had a closing price of Ps 55.83 ($2.88) per unit on the Mexican Stock Exchange. We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(2)	We have one partner in each of these co-investment ventures.

(3)

In December 2021, UKLV sold its operating properties to our unconsolidated co-investment ventures, PELF and PELP, and its land to us and recognized the related gains upon disposition. At December 31, 2021, there was a $9.2 million outstanding receivable balance that was paid in the second quarter of 2022.

(4)

At December 31, 2022, we owned 0.4 million units of NPR that had a closing price of ¥308,500 ($2,339) per share on the Tokyo Stock Exchange. For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR if we determine the properties meet NPR’s investment objectives.

At December 31, 2022 and 2021, we had receivables from NPR of $161.4 million and $175.2 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties previously contributed to NPR. We have a corresponding payable to NPR’s customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

The amounts recognized in Strategic Capital Revenues and Earnings from Unconsolidated Entities, Net depend on the size, real estate valuations, operations and transactions of the unconsolidated co-investment ventures, the timing of revenues earned through promotes and transactional fees, as well as fluctuations in foreign currency exchange rates and our ownership interest. We recognized Strategic Capital Expenses for direct costs associated with the asset management of these ventures, allocated property-level management and leasing costs for the properties owned by the ventures and compensation expenses under the PPP. For additional discussion on the PPP, see Note 12.

   Index to Item 15

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures for the years ended December 31 (in thousands):

	2022	2021	2020
Recurring fees	$455,385	$395,765	$318,423
Transactional fees	67,048	78,552	65,804
Promote revenue (1)	503,779	77,199	239,268
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$1,026,212	$551,516	$623,495

(1)	Includes promote revenue earned primarily from PELF in September 2022 and USLF in June 2020.

(2)	These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures at December 31 and for the years ended December 31 (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	2022	2021	2022	2021	2022 (2)	2021	2022	2021	2022	2021
Key property information:
Ventures	1	1	2	2	2	2	3	3	8	8
Operating properties	739	732	260	254	989	818	217	203	2,205	2,007
Square feet	123	122	60	56	219	198	89	82	491	458

Financial position:
Total assets ($)	12,617	11,619	3,744	3,349	22,502	18,373	9,964	10,746	48,827	44,087
Third-party debt ($)	3,468	3,069	919	1,052	5,315	3,737	3,811	4,157	13,513	12,015
Total liabilities ($)	4,143	3,717	1,011	1,116	7,292	5,619	4,279	4,685	16,725	15,137

Our investment balance ($) (3)	2,398	2,393	1,070	840	3,786	3,712	820	880	8,074	7,825
Our weighted average ownership (4)	26.2%	27.0%	41.0%	40.8%	31.0%	30.9%	15.2%	15.1%	27.4%	26.9%

	U.S.			Other Americas (1)			Europe			Asia			Total
Operating Information:	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
For the years ended:
Total revenues ($)	1,182	1,039	946	383	321	278	1,424	1,387	1,208	629	653	584	3,618	3,400	3,016
Net earnings ($)	292	312	169	137	120	91	493	1,070	390	114	160	255	1,036	1,662	905

Our earnings from unconsolidated co-investment ventures, net ($)	79	82	46	47	43	34	150	214	121	19	27	39	295	366	240
(1)	PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)	In September 2022, PELF acquired a real estate portfolio that primarily included 125 industrial operating properties.

(3)

Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2022 and 2021, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($546.9 million and $559.7 million, respectively); (ii) recording additional costs associated with our investment in the venture ($90.4 million and $96.6 million, respectively); (iii) receivables, principally for fees and promotes ($193.7 million and $149.5 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to NPR, as discussed above.

(4)	Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain unconsolidated co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash. The commitments are generally used for the acquisition or development of properties but may be used for the repayment of debt or other general uses. The venture may obtain financing for the acquisition of properties and therefore the acquisition price of additional investments that the venture could make may be more than the equity commitment. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make additional contributions of properties or additional cash investments in these ventures.

   Index to Item 15

At December 31, 2022, our outstanding equity commitments were $287.6 million, principally for Prologis China Logistics Venture. The equity commitments expire from 2023 to 2028 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2022 and 2021. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following at December 31 (dollars and square feet in thousands):

	2022	2021
Number of operating properties	21	14
Square feet	4,061	5,486
Total assets held for sale or contribution	$531,257	$669,688
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$4,536	$10,631

NOTE 7. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets, net of amortization and depreciation, and other liabilities, net of amortization, if applicable, at December 31 (in thousands):

	2022	2021
Acquired lease intangibles (1)	$1,183,006	$552,517
Lease right-of-use assets (2)	735,430	459,364
Rent leveling	715,679	578,960
Leasing commissions	650,127	520,778
Accounts receivable	377,996	424,240
Prepaid assets	239,483	153,591
Derivative assets	227,236	91,047
Value added taxes receivable	143,317	133,034
Fixed assets	119,897	118,044
Other notes receivable	116,537	35,970
Management contracts	11,048	12,282
Deferred income taxes	5,732	8,926
Other	276,011	223,701
Total other assets	$4,801,499	$3,312,454

Acquired lease intangibles (1)	$2,373,050	$198,894
Lease liabilities (2)	638,811	448,445
Tenant security deposits	419,409	373,432
Unearned rents	305,299	164,669
Environmental liabilities	209,935	86,920
Deferred income taxes	99,757	75,007
Indemnification liability	44,356	44,416
Deferred income	24,481	21,699
Value added taxes payable	15,160	17,556
Derivative liabilities	6,682	9,675
Liabilities associated with assets held for sale or contribution	4,536	10,631
Other	305,033	324,845
Total other liabilities	$4,446,509	$1,776,189

(1)

Included in acquired lease intangible assets and liabilities were $832.5 million of intangible assets and $2.3 billion of intangible liabilities from the Duke Transaction, respectively. These assets and liabilities will be amortized over the terms of the respective leases with a weighted average remaining lease term of 64 months. See Note 3 for more information.

(2)	For the amortization of the future minimum rental payments into rental expense and G&A expense on our land and office leases, respectively, refer to Note 4.

   Index to Item 15

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles above) into amortization expense and above and below market leases (included in acquired lease intangibles above) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2022 (in thousands):

	Amortization Expense	Net Increase to Rental Revenues
2023	$421,196	$479,339
2024	323,562	343,066
2025	257,560	231,108
2026	202,120	157,520
2027	152,028	112,213
Thereafter	376,559	234,017
Total	$1,733,025	$1,557,263

NOTE 8. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt at December 31 (dollars in thousands):

	2022			2021
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities (4)	4.2%	2.8	$1,538,461	0.8%	1.6	$491,393
Senior notes (4) (5)	2.3%	10.3	19,786,253	1.7%	11.6	14,981,690
Term loans and unsecured other (4)	2.3%	4.9	2,106,592	0.5%	4.2	1,825,195
Secured mortgage (4) (6)	3.0%	4.3	444,655	5.1%	4.7	416,776
Total	2.5%	9.2	$23,875,961	1.6%	10.4	$17,715,054

(1)

The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)	The weighted average years represents the remaining maturity in years on the debt outstanding at period end.
(3)	We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances at December 31 were borrowings denominated in the following currencies:

	2022			2021
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,228,483	5.1%	2.1%	$1,376,807	7.8%
Canadian dollar	4.5%	814,491	3.4%	2.7%	283,773	1.6%
Euro	1.3%	7,991,301	33.5%	1.0%	7,408,407	41.8%
Japanese yen	1.0%	3,308,009	13.9%	0.9%	2,878,542	16.2%
U.S. dollar	3.6%	10,533,677	44.1%	2.6%	5,767,525	32.6%
Total	2.5%	$23,875,961	100.0%	1.6%	$17,715,054	100.0%

(4)

Through the Duke Transaction, we assumed $4.2 billion of debt with a weighted average stated interest rate of 2.3% and 4.9% at fair value consisting of $2.9 billion of senior notes, a $746.4 million line of credit, a $501.2 million term loan and $34.2 million of secured mortgage debt. We paid down the balance on Duke’s line of credit subsequent to closing the acquisition.

(5)	Senior notes are due from February 2024 to June 2061 with effective interest rates ranging from 0.3% to 5.3% at December 31, 2022.
(6)

Secured mortgage debt is due from April 2023 to September 2033 with effective interest rates ranging from 0.4% to 7.0% at December 31, 2022. The debt was principally secured by 21 operating properties, two properties under development, one prestabilized property, two other real estate investments and one land parcel with an aggregate undepreciated cost of $1.3 billion at December 31, 2022.

   Index to Item 15

Credit Facilities

In June 2022, we terminated our global senior credit facility (the “2019 Global Facility”) and entered into the 2022 Global Facility with a borrowing capacity of up to $3.0 billion (subject to currency fluctuations). We also upsized our second global senior credit facility (the “2021 Global Facility”), increasing its borrowing capacity to $2.0 billion (subject to currency fluctuations). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis. During the recast of both facilities, we modified the base rate of the aggregate lender commitments in U.S. dollars from the U.S. dollar London Inter-bank Offered Rate to the Secured Overnight Financing Rate. The 2021 Global Facility is scheduled to initially mature in April 2024 and the 2022 Global Facility in June 2026; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the 2021 Global Facility to $2.5 billion and the 2022 Global Facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($417.1 million at December 31, 2022). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($568.7 million at December 31, 2022), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2021 Global Facility, the 2022 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

The following table summarizes information about our Credit Facility activity and available liquidity (dollars in millions):

	2022	2021	2020
Credit Facility activity for the years ended December 31:
Weighted average daily interest rate	1.7%	1.3%	1.1%
Weighted average daily borrowings	$519	$60	$109
Maximum borrowings outstanding at any month-end	$1,538	$491	$727

Available liquidity at December 31:
Aggregate lender commitments
Credit Facilities	$5,441	$4,940	$4,119
Less:
Borrowings outstanding	1,538	491	172
Outstanding letters of credit	38	7	24
Current availability	$3,865	$4,442	$3,923
Available term loans	-	-	250
Cash and cash equivalents	278	556	598
Total liquidity	$4,143	$4,998	$4,771

Senior Notes

The senior notes are unsecured and our obligations are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. The majority of the senior notes are redeemable at any time at our option, subject to certain prepayment penalties. Such repurchase and other terms are governed by the provisions of indenture agreements, various note purchase agreements or trust deeds. The following table summarizes the issuances of senior notes during 2022 (principal in thousands):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
January		£60,000	$80,932	2.1%	20.0	December 2041
February (2)		€1,550,000	$1,768,240	1.0%	8.5	February 2024 – 2034
July		¥30,964,500	$226,588	1.4%	15.5	July 2027 – 2042
September (2)		$650,000	$650,000	4.6%	10.3	January 2033
November	C$	500,000	$362,511	5.3%	8.2	January 2031
December		¥24,200,000	$177,560	1.8%	13.4	December 2027 – 2037
Total			$3,265,831	2.3%	9.8
(1)	The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

   Index to Item 15

(2)	A portion of the net proceeds from the issuance of these notes were used to finance green projects eligible under our green bond framework.

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

Early Extinguishment of Debt

We repurchased, redeemed or repaid certain debt before the maturity date in an effort to reduce our borrowing costs and extend our debt maturities. As a result, the difference between the recorded debt (including premiums, discounts and related debt issuance costs) and the consideration we paid to retire the debt, including fees, was recognized as gains or losses. Fees associated with the restructuring of debt that meets the modification criteria, along with existing unamortized premium or discount and debt issuance costs, are amortized over the term of the new debt.

We recognized $20.2 million, $187.5 million and $188.3 million of losses on the early extinguishment of debt in 2022, 2021 and 2020, respectively. The losses during 2021 and 2020 were driven by the redemption of certain higher interest rate senior notes before their stated maturity. We redeemed $1.5 billion of senior notes in 2021, with stated maturities of 2024 and 2025, and $2.6 billion of senior notes in 2020, with stated maturities between 2021 and 2024. The losses in 2020 also included the extinguishment of debt assumed in the Liberty Transaction and IPT Transaction, which represented the excess of the prepayment penalties over the premium recorded upon assumption of the debt.

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Issuance Date	Lender Commitment at 2022			Amount Outstanding at 2022	Amount Outstanding at 2021	Interest Rate	Maturity Date
			Borrowing Currency		USD	USD	USD
2015 Canadian (1) Term Loan	CAD	December 2015				$-	$134,173	CDOR + 0.9%	February 2023
March 2017 Yen Term Loan	JPY	March 2017		¥12,000,000	$90,994	90,994	104,243	0.9% and 1.0%	March 2027 – 2028
October 2017 Yen Term Loan	JPY	October 2017		¥10,000,000	$75,828	75,828	86,869	0.9%	October 2032
December 2018 Yen Term Loan	JPY	December 2018		¥20,000,000	$151,656	151,656	173,738	1.2% and TIBOR + 0.7%	December 2031 – June 2033
January 2019 Yen Term Loan	JPY	January 2019		¥15,000,000	$113,742	113,742	130,304	TIBOR + 0.5% to 0.6%	January 2028 – 2030
March 2019 Yen Term Loan	JPY	March 2019		¥85,000,000	$644,540	644,540	738,388	TIBOR + 0.4%	March 2026
June 2022 Yen Term Loan	JPY	June 2022		¥25,000,000	$189,570	189,570	-	1.1% and 1.2%	June 2032 - 2034
2022 Canadian Term Loan (1)	CAD	August 2022	C$	300,000	$221,593	221,593	-	CDOR + spread	August 2025
2022 U.S. Dollar Term Loan (2)	USD	October 2022		$500,000	$500,000	500,000	-	SOFR + 0.1%	March 2025
December 2022 Yen Term Loan	JPY	December 2022		¥15,000,000	$113,742	113,742	-	1.4%	December 2033
Subtotal						2,101,665	1,367,715
Debt issuance costs, net						(5,007)	(5,169)
Total term loans						$2,096,658	$1,362,546

(1)

In July 2022, we paid down our existing term loan in Canada of CAD $170.5 million ($133.5 million) and entered into a new term loan in Canada (“2022 Canadian Term Loan”) for CAD $300.0 million ($221.6 million at December 31, 2022), bearing interest at the Canada Dollar Offered Rate (“CDOR”) plus a spread over the applicable benchmark. We can extend the maturity date on the 2022 Canadian Term Loan by one year on two occasions, subject to the payment of extension fees. As the CDOR interest rate will transition to the Canadian Overnight Repo Rate Average prior to June 30, 2024, we anticipate modifying the interest rate on this loan prior to this transition and do not expect it to have a material impact on our Consolidated Financial Statements.

(2)	This term loan was acquired in the Duke Transaction.

   Index to Item 15

Other Debt

In December 2021, we entered into a loan for €400.0 million ($453.0 million at December 31, 2021) with an interest rate of -0.5% and a maturity of June 2022. This loan matured in 2022.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for each year through the period ended December 31, 2027, and thereafter were as follows at December 31, 2022 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2023 (1)	$-	$-	$-	$32,940	$32,940
2024 (2)	486,795	319,980	-	95,379	902,154
2025 (3)	-	37,914	722,711	146,793	907,418
2026 (4)	1,051,666	1,308,179	644,605	68,434	3,072,884
2027	-	1,746,859	54,348	4,156	1,805,363
Thereafter	-	16,949,473	688,869	89,135	17,727,477
Subtotal	1,538,461	20,362,405	2,110,533	436,837	24,448,236
Unamortized premiums (discounts), net	-	(490,968)	1,066	8,766	(481,136)
Unamortized debt issuance costs, net	-	(85,184)	(5,007)	(948)	(91,139)
Total	$1,538,461	$19,786,253	$2,106,592	$444,655	$23,875,961

(1)

We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)	Included in the 2024 maturities is the 2021 Global Facility and Yen Credit Facility that can be extended until 2025.
(3)	Included in the 2025 maturities is the 2022 Canadian Term Loan that can be extended until 2027.
(4)	Included in the 2026 maturities is the 2022 Global Facility that can be extended until 2027.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2022	2021	2020
Gross interest expense	$345,398	$299,115	$348,427
Amortization of debt discounts (premiums), net	6,602	(7,478)	(6,741)
Amortization of debt issuance costs, net	17,134	16,134	14,600
Interest expense before capitalization	$369,134	$307,771	$356,286
Capitalized amounts	(60,097)	(41,543)	(41,779)
Net interest expense	$309,037	$266,228	$314,507
Total cash paid for interest, net of amounts capitalized	$234,131	$278,861	$309,390

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at December 31, 2022 were subject to certain financial covenants under their related documents. At December 31, 2022, we were in compliance with all of our financial debt covenants.

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

   Index to Item 15

NOTE 9. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2022, 2.1 billion shares were authorized to be issued by the Parent, of which 2.0 billion shares represent common stock and 0.1 billion shares represent preferred stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

Our at-the-market program allows us to sell up to $1.5 billion in aggregate gross sales proceeds of shares of common stock through twenty designated agents. These agents earn a fee of up to 2% of the gross sales price per share of common stock as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under this program.

On October 3, 2022, we issued 182.7 million common shares in the Duke Transaction. On February 4, 2020, we issued 106.7 million common shares in the Liberty Transaction. See Note 3 for more detail on these transactions.

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

At December 31, 2022 and 2021 our Series Q preferred stock outstanding had a dividend rate of 8.54% and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

The taxability of our dividends for the years ended December 31, 2022, 2021 and 2020 are presented below. The taxability of dividends paid in 2022 was based on management’s estimates as our tax return for the year ended December 31, 2022 has not been filed. As the

   Index to Item 15

statute of limitations is generally three years, our tax returns for certain years remain subject to examination and consequently the taxability of the dividends is subject to change.

In 2022, 2021 and 2020, we paid all of our dividends in cash.

The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2022 (1)	2021	2020
Common Stock:
Ordinary income	$3.08	$2.45	$2.12
Qualified dividend	0.02	0.00	0.00
Capital gains	0.06	0.07	0.20
Total distribution	$3.16	$2.52	$2.32
Preferred Stock – Series Q:
Ordinary income	$4.16	$4.15	$3.96
Qualified dividend	0.02	0.01	0.02
Capital gains	0.09	0.11	0.29
Total dividend	$4.27	$4.27	$4.27

(1)	Taxability for 2022 is estimated.

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

On October 3, 2022, we issued 2.1 million common limited partnership units in the OP in the Duke Transaction. On February 4, 2020, we issued 2.3 million common limited partnership units in the OP in the Liberty Transaction. See Note 3 for more detail on these transactions. Additionally, we issued 1.0 million limited partnership units to our partner as partial consideration for the acquisition of additional ownership interest in an unconsolidated other venture in 2021 and 0.5 million limited partnership units as partial consideration for the acquisition of other properties in 2020.

We issued Class A Units in the OP through an acquisition of a portfolio of properties in 2015. The Class A Units generally have the same rights as the existing common limited partnership units of the OP, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units receive a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2022 and 2021, the Class A Units were convertible into 8.0 million common limited partnership units. The OP may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common limited partnership units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common limited partnership units. Distributions paid to the Class A Units were $2.58660 annually during the years ended December 31, 2022, 2021 and 2020.

   Index to Item 15

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

The following table summarizes these entities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2022	2021	2022	2021	2022	2021	2022	2021
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,182,858	$3,264,337	$7,225,438	$7,397,195	$158,453	$147,545
Other consolidated entities (1)	various	various	134,909	133,201	1,737,311	1,453,236	259,524	162,598
Prologis, L.P.			3,317,767	3,397,538	8,962,749	8,850,431	417,977	310,143
Limited partners in Prologis, L.P. (2)(3)			1,308,044	917,799	-	-	-	-
Prologis, Inc.			$4,625,811	$4,315,337	$8,962,749	$8,850,431	$417,977	$310,143

(1)

Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2022 and 2021 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)

We had 8.6 million Class A Units at December 31, 2022 and 2021 that were convertible into 8.0 million limited partnership units of the OP at the end of each year. See Note 10 for further discussion of our Class A Units.

(3)

There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 10.0 million and 8.4 million shares of the Parent’s common stock, at December 31, 2022 and 2021, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 4.6 million and 4.0 million shares of the Parent’s common stock at December 31, 2022 and 2021, respectively. See further discussion of LTIP Units in Note 12.

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

The awards have been issued under the following components of our equity-based compensation plans and programs at December 31, 2022: (i) POP; (ii) Prologis Promote Plan (“PPP”); (iii) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”);

   Index to Item 15

and (iv) annual bonus exchange program. Under all of these components, certain employees may elect to receive their equity award payout either in the form of RSUs or other equity of the Parent or LTIP Units of the OP.

At December 31, 2022, we had 33.3 million shares reserved or available for issuance, including 5.7 million shares of common stock to be issued upon vesting of awards previously granted and 21.0 million shares of common stock remaining available for future issuance under equity compensation plans. Each LTIP Unit and POP LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

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

We granted participation points for the 2022 – 2024 performance period in January 2022, as discussed in the table below. The 2022 – 2024 performance period has an absolute maximum cap of $100 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement.

Each participant is eligible to receive a percentage of the total compensation pool based on the number of participation points allocated to the participant, or in the case of certain executive officers, a set percentage of the compensation pool. If the performance criteria are met, the participants’ points or compensation pool percentage will be paid in the form of common stock, restricted stock units, POP LTIP Units or LTIP Units, as elected by the participant. Annually, a participant may exchange their participation points or compensation pool percentage for POP LTIP Units. If the performance criteria are not met, the participants’ points, compensation pool percentage and POP LTIP Units will be forfeited.

At December 31, 2022, all awards were equity classified. The initial valuation was calculated using a Monte Carlo valuation model.

The following table details the assumptions used for each grant based on the year it was granted (dollars in thousands):

	2022	2021	2020
Risk free interest rate	1.0%	0.2%	1.7%
Prologis expected volatility	31.0%	32.0%	19.0%
MSCI US REIT Index expected volatility	29.0%	29.0%	13.0%
Aggregate fair value	$30,400	$30,300	$28,800

Total remaining compensation cost related to the POP at December 31, 2022, was $62.5 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2031, with a weighted average period of 2.8 years.

The performance criteria were met for the 2020 – 2022, 2019 – 2021, 2018 – 2020, and 2017 – 2019 performance periods at the end of the initial three-year performance period, which resulted in awards being earned in January 2023, 2022, 2021 and 2020, respectively, in the form of the awards listed below. See below for details on these performance periods (dollars, shares and units in thousands, except average price):

	2020 – 2022	2019 – 2021	2018 – 2020	2017 – 2019 (1)
Performance pool	$100,000	$100,000	$100,000	$142,133
Common stock shares	53	34	61	443
Restricted stock units	211	134	242	-
POP LTIP Units and LTIP Units	623	426	701	930
Average price used to determine number of awards	$112.74	$168.37	$99.67	$103.56

(1)

These performance period amounts include awards earned subsequent to the initial three-year performance period. One-third of the remaining compensation pool in excess of the $75.0 million aggregate initial award amounts can be earned at the end of each

   Index to Item 15

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

Summary of Award Activity

RSUs

Each RSU represents the right to receive one share of common stock of the Parent.

The following table summarizes the activity for RSUs for the year ended December 31, 2022 (units in thousands):

	Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2022	1,237	$87.87
Granted	838	118.05
Vested and distributed	(502)	96.74
Forfeited	(40)	121.42
Balance at December 31, 2022	1,533	$100.59

The fair value of stock awards granted and vested was $98.9 million and $48.6 million for 2022, respectively, and $74.5 million and $32.6 million for 2021 respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding, excluding POP, at December 31, 2022, was $90.9 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2026, with a weighted average period of 1.4 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock or cash at our option.

   Index to Item 15

The following table summarizes the activity for LTIP Units for the year ended December 31, 2022 (units in thousands):

	Unvested LTIP Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2022	3,317	$61.65
Granted	1,831	103.13
Vested LTIP Units	(934)	90.30
Balance at December 31, 2022	4,214	$73.31

The fair value of unit awards granted and vested, excluding POP awards, was $188.8 million and $84.3 million for 2022, respectively, and $86.6 million and $82.2 million for 2021, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units, excluding POP, at December 31, 2022, was $176.5 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2026, with a weighted average period of 1.4 years.

Other Plans

In 2020, the Prologis 401(k) Plan (the “401(k) Plan”) was amended to provide for a new matching employer contribution of $0.50 for every dollar contributed by an employee, up to 12% of the employee’s annual compensation (within the statutory compensation limit). The matching employer contribution was previously up to 6% of the employee’s annual compensation. In the 401(k) Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $8.1 million, $5.8 million and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching within this plan in the three-year period ended December 31, 2022.

NOTE 13. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2022	2021	2020
Domestic	$2,423,809	$2,208,168	$1,030,609
International	1,267,001	1,114,680	716,479
Earnings before income taxes	$3,690,810	$3,322,848	$1,747,088

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2022	2021	2020
Current income tax expense (benefit):
U.S. federal	$(6,645)	$58,906	$48,440
International	112,489	103,488	65,720
State and local	16,930	10,542	15,554
Total current income tax expense	122,774	172,936	129,714

Deferred income tax expense (benefit):
U.S. federal	3,359	2,895	(2,464)
International	9,279	(1,573)	3,208
Total deferred income tax expense	12,638	1,322	744
Total income tax expense	$135,412	$174,258	$130,458

   Index to Item 15

Current Income Taxes

We recognize current income tax expense for the federal and state income taxes incurred by our TRSs and taxes incurred in certain states and foreign jurisdictions. Current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Taxable income incurred over the last three years was principally due to the following: (i) the contribution of real estate properties to our unconsolidated co-investment ventures and sales to third parties; (ii) recurring and transactional strategic capital fees earned; and (iii) taxable earnings from unconsolidated co-investment ventures. For 2021 and 2020, we had higher current tax expense in the U.S. primarily due to the tax incurred on the sale of assets. Included in 2022 is the reversal of a liability for an uncertain tax position, related to a previous acquisition, due to the expiration of the statute of limitations.

During the years ended December 31, 2022, 2021 and 2020, cash paid for income taxes, net of refunds, was $130.0 million, $148.7 million and $100.7 million, respectively.

Deferred Income Taxes

The deferred income tax expense recognized in 2022, 2021 and 2020 was primarily due to changes in temporary differences and utilization of NOLs.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2022	2021
Gross deferred income tax assets:
NOL carryforwards	$229,410	$272,713
Basis difference – real estate properties	94,610	99,984
Basis difference – equity investments	17,042	8,462
Section 163(j) interest limitation	2,218	1,599
Capital loss carryforward	6,903	14,238
Other – temporary differences	9,250	10,027
Total gross deferred income tax assets	359,433	407,023
Valuation allowance	(295,834)	(337,587)
Gross deferred income tax assets, net of valuation allowance	63,599	69,436
Gross deferred income tax liabilities:
Basis difference – real estate properties	116,102	104,292
Basis difference – equity investments	40,333	30,276
Other – temporary differences	1,189	949
Total gross deferred income tax liabilities	157,624	135,517
Net deferred income tax liabilities	$94,025	$66,081

At December 31, 2022, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$68,491	$564,972	$161,964	$62,563	$36,810
Tax-effected NOL carryforward	17,415	142,330	51,290	9,258	9,117
Valuation allowance	16,811	137,055	51,290	9,258	9,117
Net deferred tax asset – NOL carryforward	$604	$5,275	$-	$-	$-
Expiration periods	2023 – 2042	2023 – indefinite	2023 – 2033	2023 – 2032	2023 – indefinite

The deferred tax asset valuation allowance at December 31, 2022, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2022, 2021 and 2020, we believe that we had complied with the REIT requirements of the IRC. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2019 and thereafter. Liabilities or any related settlements for uncertain tax positions for the years ended December 31, 2022, 2021 and 2020 were not material to our Consolidated Financial Statements.

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

The computation of our basic and diluted earnings per share and unit for the years ended December 31 was as follows (in thousands, except per share and unit amounts):

Prologis, Inc.	2022	2021	2020
Net earnings attributable to common stockholders – Basic	$3,358,796	$2,933,571	$1,473,122
Net earnings attributable to exchangeable limited partnership units (1)	92,236	82,092	41,938
Adjusted net earnings attributable to common stockholders – Diluted	$3,451,032	$3,015,663	$1,515,060

Weighted average common shares outstanding – Basic	785,675	739,363	728,323
Incremental weighted average effect on exchange of limited partnership units (1)	21,803	20,913	20,877
Incremental weighted average effect of equity awards	4,130	4,486	5,214
Weighted average common shares outstanding – Diluted (2)	811,608	764,762	754,414

Net earnings per share attributable to common stockholders:
Basic	$4.28	$3.97	$2.02
Diluted	$4.25	$3.94	$2.01

Prologis, L.P.	2022	2021	2020
Net earnings attributable to common unitholders	$3,450,727	$3,015,363	$1,514,743
Net earnings attributable to Class A Units	(34,311)	(31,758)	(16,262)
Net earnings attributable to common unitholders – Basic	3,416,416	2,983,605	1,498,481
Net earnings attributable to Class A Units	34,311	31,758	16,262
Net earnings attributable to exchangeable other limited partnership units	305	300	317
Adjusted net earnings attributable to common unitholders – Diluted	$3,451,032	$3,015,663	$1,515,060

Weighted average common partnership units outstanding – Basic	799,153	751,973	740,860
Incremental weighted average effect on exchange of Class A Units	8,026	8,004	8,041
Incremental weighted average effect on exchange of other limited partnership units	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,130	4,486	5,214
Weighted average common units outstanding – Diluted (2)	811,608	764,762	754,414

Net earnings per unit attributable to common unitholders:
Basic	$4.28	$3.97	$2.02
Diluted	$4.25	$3.94	$2.01

(1)

Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)	Our total weighted average potentially dilutive shares and units outstanding for the years ended December 31 consisted of the following:

	2022	2021	2020
Class A Units	8,026	8,004	8,041
Other limited partnership units	299	299	299
Equity awards	6,298	6,719	7,798
Prologis, L.P.	14,623	15,022	16,138
Common limited partnership units	13,478	12,610	12,537
Prologis, Inc.	28,101	27,632	28,675

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets at December 31 (in thousands):

	2022		2021
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$35	$494	$664	$-
British pound sterling	29,187	648	5,361	3,492
Canadian dollar	12,074	2	2,856	1,790
Chinese renminbi	657	364	-	550
Euro	51,317	2,801	40,484	136
Japanese yen	34,022	2,344	23,341	-
Swedish krona	6,292	-	3,773	201

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	23,534	-	9,158	2,683
Canadian dollar	24,552	-	5,410	823

Interest rate swaps
Cash flow hedges
Euro	44,982	-	-	-
U.S. dollar	584	29	-	-
Total fair value of derivatives	$227,236	$6,682	$91,047	$9,675

   Index to Item 15

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2022						2021						2020
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	175	749	383	250	105	1,662	163	474	207	252	66	1,162	120	581	178	182	46	1,107
New contracts ($)	172	658	264	181	92	1,367	225	437	308	76	91	1,137	88	1,314	364	154	85	2,005
Matured, expired or settled contracts ($)	(64)	(806)	(298)	(100)	(116)	(1,384)	(213)	(162)	(132)	(78)	(52)	(637)	(45)	(1,421)	(335)	(84)	(65)	(1,950)
Notional amounts at December 31 ($)	283	601	349	331	81	1,645	175	749	383	250	105	1,662	163	474	207	252	66	1,162

Weighted average forward rate at December 31	1.29	1.18	1.31	109.79			1.26	1.22	1.20	103.14			1.32	1.23	1.32	102.66
Active contracts at December 31	103	97	90	96			72	86	70	74			58	64	53	59

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income for the years ended December 31 (in millions, except for number of exercised contracts):

	2022	2021	2020
Exercised contracts	158	161	173
Realized gains (losses) on the matured, expired or settled contracts	$145	$(8)	$(6)
Unrealized gains (losses) on the change in fair value of outstanding contracts	$39	$88	$(13)

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges of our foreign operations and cash flow hedges are recorded in AOCI/L and reflected within the Other Comprehensive Income (Loss) table below.

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2022			2021			2020
	CAD	GBP	Total	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	535	432	967	377	135	512	97	387	484
New contracts ($)	964	440	1,404	535	432	967	377	459	836
Matured, expired or settled contracts ($)	(965)	(432)	(1,397)	(377)	(135)	(512)	(97)	(711)	(808)
Notional amounts at December 31 ($)	534	440	974	535	432	967	377	135	512

Weighted average forward rate at December 31	1.29	1.28		1.25	1.37		1.31	1.35
Active contracts at December 31	6	4		6	4		6	1

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the years ended December 31 (in millions):

	2022					2021			2020
	EUR	USD	CAD	JPY	Total	EUR	USD	Total	EUR	USD	Total
Notional amounts at January 1 ($)	165	-	-	-	165	165	250	415	-	-	-
New contracts ($)	1,004	400	184	104	1,692	-	-	-	165	1,500	1,665
Matured, expired or settled contracts ($)	(722)	(250)	(184)	(104)	(1,260)	-	(250)	(250)	-	(1,250)	(1,250)
Notional amounts at December 31 ($)	447	150	-	-	597	165	-	165	165	250	415

   Index to Item 15

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at December 31 (in millions):

	2022	2021	2020
British pound sterling	$1,237	$624	$842
Canadian dollar	$370	$-	$-

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains (Losses) and Other Income (Expense), Net on the remeasurement of the unhedged portion of our debt and accrued interest, including euro and British pound sterling denominated debt, for the years ended December 31 (in millions):

	2022	2021	2020
Unrealized gains (losses) on the unhedged portion	$44	$81	$(139)

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

The following table presents these changes in Other Comprehensive Income (Loss) for the years ended December 31 (in thousands):

	2022	2021	2020
Derivative net investment hedges	$95,012	$9,792	$(4,301)
Debt designated as nonderivative net investment hedges	133,135	(832)	(62,263)
Cumulative translation adjustment	145,258	296,969	(128,109)
Total foreign currency translation gains (losses), net	$373,405	$305,929	$(194,673)

Cash flow hedges (1)(2)	$45,837	$9,098	$(11,269)
Our share of derivatives from unconsolidated co-investment ventures	25,802	8,444	(2,848)
Total unrealized gains (losses) on derivative contracts, net	$71,639	$17,542	$(14,117)
Total change in other comprehensive income (loss)	$445,044	$323,471	$(208,790)

(1)

We estimate an additional expense of $13.9 million will be reclassified to Interest Expense over the next 12 months from December 31, 2022, due to the amortization of previously settled derivatives designated as cash flow hedges.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2022 and 2021, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2022 and 2021 were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis, as detailed in our accounting policy in Note 2. At December 31, 2022 and 2021, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 3 and 4 and assets held for sale or contribution in Note 6.

   Index to Item 15

Fair Value of Financial Instruments

At December 31, 2022 and 2021, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2022 and 2021, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The fair value of the senior notes decreased in 2022 due to the increase in bond yields in the market as compared to the weighted average interest rates on our senior notes. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis and have taken the opportunity to refinance some of our debt at lower rates and longer maturities as discussed in Note 8.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$1,538,461	$1,538,461	$491,393	$491,429
Senior notes	19,786,253	16,604,241	14,981,690	15,151,781
Term loans and unsecured other	2,106,592	2,092,264	1,825,195	1,835,569
Secured mortgage	444,655	420,964	416,776	437,215
Total	$23,875,961	$20,655,930	$17,715,054	$17,915,994

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

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire on the completion of the improvements and infrastructure. At December 31, 2022 and 2021, we had $456.0 million and $394.6 million, respectively, outstanding under such arrangements.

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

   Index to Item 15

Litigation

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not have material adverse effect on our business, financial position or results of operations.

NOTE 17. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate (Rental Operations and Development) and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Segment. This operating segment represents the ownership and development of operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. The Real Estate Segment also includes development activities that lead to rental operations, including land held for development and properties currently under development, and other real estate investments. Within this line of business, we utilize the following: (i) our land bank; (ii) the development and leasing expertise of our local teams; and (iii) our customer relationships.

•

Strategic Capital Segment. This operating segment represents the management of unconsolidated co-investment ventures. We generate strategic capital revenues primarily from our unconsolidated co-investment ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promotes periodically during the life of a venture or upon liquidation. Each unconsolidated co-investment venture we manage is considered to be an individual operating segment with similar economic characteristics; these ventures are combined within the reportable business segment based on geographic location.

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

   Index to Item 15

The following reconciliations are presented in thousands:

	Years Ended December 31,
	2022	2021	2020
Revenues:
Real estate segment:
U.S.	$4,726,072	$3,967,180	$3,600,335
Other Americas	92,751	98,620	87,830
Europe	56,731	55,533	68,801
Asia	58,553	47,357	44,782
Total real estate segment	4,934,107	4,168,690	3,801,748
Strategic capital segment:
U.S.	215,416	171,761	354,825
Other Americas	82,462	58,655	37,696
Europe	644,832	249,600	145,016
Asia	96,875	110,734	99,450
Total strategic capital segment	1,039,585	590,750	636,987

Total revenues	5,973,692	4,759,440	4,438,735

Segment net operating income:
Real estate segment:
U.S. (1)	3,555,627	2,966,498	2,679,685
Other Americas	67,552	72,424	64,473
Europe	24,738	31,163	43,531
Asia	40,116	34,854	31,986
Total real estate segment	3,688,033	3,104,939	2,819,675
Strategic capital segment:
U.S. (1)	59,561	59,991	237,271
Other Americas	63,464	47,247	24,923
Europe	557,676	203,779	99,504
Asia	55,528	72,562	57,248
Total strategic capital segment	736,229	383,579	418,946

Total segment net operating income	4,424,262	3,488,518	3,238,621

Reconciling items:
General and administrative expenses	(331,083)	(293,167)	(274,845)
Depreciation and amortization expenses	(1,812,777)	(1,577,942)	(1,561,969)
Gains on dispositions of development properties and land, net	597,745	817,017	464,942
Gains on other dispositions of investments in real estate, net	589,391	772,570	252,195
Operating income	3,467,538	3,206,996	2,118,944

Earnings from unconsolidated entities, net	310,872	404,255	297,370
Interest expense	(309,037)	(266,228)	(314,507)
Foreign currency and derivative gains (losses) and other income (expense), net	241,621	165,278	(166,429)
Losses on early extinguishment of debt, net	(20,184)	(187,453)	(188,290)
Earnings before income taxes	$3,690,810	$3,322,848	$1,747,088

   Index to Item 15

	December 31,
	2022	2021
Segment assets:
Real estate segment:
U.S.	$71,858,560	$44,136,140
Other Americas	1,831,956	1,148,371
Europe	1,952,160	1,837,800
Asia	1,031,135	965,854
Total real estate segment	76,673,811	48,088,165
Strategic capital segment (2):
U.S.	10,817	11,984
Europe	25,280	25,280
Asia	231	299
Total strategic capital segment	36,328	37,563
Total segment assets	76,710,139	48,125,728

Reconciling items:
Investments in and advances to unconsolidated entities	9,698,898	8,610,958
Assets held for sale or contribution	531,257	669,688
Cash and cash equivalents	278,483	556,117
Other assets	678,671	523,729
Total reconciling items	11,187,309	10,360,492
Total assets	$87,897,448	$58,486,220

(1)	This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)	Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at December 31, 2022 and 2021.

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2022, 2021 and 2020 included the following:

•

We completed the Duke Transaction on October 3, 2022 for $23.2 billion through the issuance of equity and the assumption of debt. We completed the Liberty Transaction on February 4, 2020 for $13.0 billion through the issuance of equity and the assumption of debt. See Note 3 for more information on these transactions. Additionally, in 2020, USLV assumed $341.8 million debt as part of the IPT Transaction. See Note 4 for more information on this transaction.

•

We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $162.5 million in 2022, $71.4 million in 2021 and $47.8 million in 2020 for both assets and liabilities.

•	We capitalized $34.9 million, $25.6 million and $22.4 million in 2022, 2021 and 2020, respectively, of equity-based compensation expense.
•

We received $597.5 million, $886.1 million and $433.7 million of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities during 2022, 2021 and 2020, respectively, as disclosed in Note 5. Included in 2022 was the equity interests we received in a newly formed other venture from the contribution of real estate properties. Included in 2020 was the equity interests we received in PCCLF for the contribution of real estate properties from Prologis China Logistics Venture II, LP and Prologis China Logistics Venture I, LP.

•

We issued 0.3 million, 0.8 million and 0.7 million shares in 2022, 2021 and 2020, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•	We reinvested distributions from unconsolidated co-investment ventures of $64.7 million and $45.6 million and increased our ownership in 2022 and 2020, respectively.
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

   Index to Item 15

•	We received a distribution of proceeds from UKLV for the sale of real estate properties that we subsequently reinvested in PELF and PELP of $153.0 million in 2021.
•	As partial consideration for the disposition of a portfolio of properties during 2020, the buyer assumed debt of $169.8 million.

   Index to Item 15

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2022:
Rental revenues	$1,076,861	$1,093,452	$1,151,846	$1,591,012
Total revenues	$1,219,128	$1,252,080	$1,750,892	$1,751,592
Rental expenses	$(275,674)	$(270,465)	$(284,707)	$(374,892)
Gains on dispositions of development properties and land, net	$210,206	$105,802	$74,678	$207,059
Gains on other dispositions of investments in real estate, net	$584,835	$-	$1,019	$3,537
Operating income	$1,205,802	$533,317	$914,970	$813,449
Consolidated net earnings	$1,219,722	$646,436	$1,069,174	$620,066
Net earnings attributable to common stockholders	$1,149,254	$609,855	$1,013,933	$585,754
Net earnings per share attributable to common stockholders – Basic (1)	$1.55	$0.82	$1.37	$0.64
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$1.54	$0.82	$1.36	$0.63
2021:
Rental revenues	$1,021,656	$1,014,763	$1,037,281	$1,074,294
Total revenues	$1,148,316	$1,150,842	$1,183,049	$1,277,233
Rental expenses	$(277,884)	$(245,133)	$(256,607)	$(261,692)
Gains on dispositions of development properties and land, net	$173,643	$187,361	$139,406	$316,607
Gains on other dispositions of investments in real estate, net	$16,623	$127,167	$214,390	$414,390
Operating income	$532,197	$700,866	$765,660	$1,208,273
Consolidated net earnings	$399,693	$650,313	$797,731	$1,300,853
Net earnings attributable to common stockholders	$365,815	$598,625	$722,007	$1,247,124
Net earnings per share attributable to common stockholders – Basic (1)	$0.50	$0.81	$0.98	$1.68
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.49	$0.81	$0.97	$1.67

Prologis, L.P.
2022:
Rental revenues	$1,076,861	$1,093,452	$1,151,846	$1,591,012
Total revenues	$1,219,128	$1,252,080	$1,750,892	$1,751,592
Rental expenses	$(275,674)	$(270,465)	$(284,707)	$(374,892)
Gains on dispositions of development properties and land, net	$210,206	$105,802	$74,678	$207,059
Gains on other dispositions of investments in real estate, net	$584,835	$-	$1,019	$3,537
Operating income	$1,205,802	$533,317	$914,970	$813,449
Consolidated net earnings	$1,219,722	$646,436	$1,069,174	$620,066
Net earnings attributable to common unitholders	$1,181,525	$627,286	$1,042,664	$599,252
Net earnings per unit attributable to common unitholders – Basic (1)	$1.55	$0.82	$1.37	$0.64
Net earnings per unit attributable to common unitholders – Diluted (1)	$1.54	$0.82	$1.36	$0.63
2021:
Rental revenues	$1,021,656	$1,014,763	$1,037,281	$1,074,294
Total revenues	$1,148,316	$1,150,842	$1,183,049	$1,277,233
Rental expenses	$(277,884)	$(245,133)	$(256,607)	$(261,692)
Gains on dispositions of development properties and land, net	$173,643	$187,361	$139,406	$316,607
Gains on other dispositions of investments in real estate, net	$16,623	$127,167	$214,390	$414,390
Operating income	$532,197	$700,866	$765,660	$1,208,273
Consolidated net earnings	$399,693	$650,313	$797,731	$1,300,853
Net earnings attributable to common unitholders	$376,083	$615,478	$741,794	$1,282,008
Net earnings per unit attributable to common unitholders – Basic (1)	$0.50	$0.81	$0.98	$1.68
Net earnings per unit attributable to common unitholders – Diluted (1)	$0.49	$0.81	$0.97	$1.67

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

   Index to Item 15

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2022
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties

U.S. Markets
Atlanta	165		704,450	2,108,059	498,688	725,711	2,585,486	3,311,197	(363,505)	1994-2022
Austin	10		12,783	52,335	10,061	12,837	62,342	75,179	(29,336)	1994-2015
Baltimore/Washington D.C.	99	(d)	481,309	980,954	275,881	494,517	1,243,627	1,738,144	(215,077)	1995-2022
Central PA	34		289,391	1,043,676	155,465	306,976	1,181,556	1,488,532	(241,811)	2002-2022
Central Valley	39		244,099	530,993	941,345	264,445	1,451,992	1,716,437	(265,716)	1999-2022
Charlotte	45		112,232	346,000	102,031	124,965	435,298	560,263	(84,744)	1994-2020
Chicago	237		1,093,201	3,153,363	627,377	1,119,733	3,754,208	4,873,941	(784,152)	1995-2022
Cincinnati	60		157,634	830,881	137,309	165,844	959,980	1,125,824	(93,837)	1996-2022
Columbus	33		65,940	369,748	77,539	68,889	444,338	513,227	(104,224)	1996-2022
Dallas/Ft. Worth	185		645,832	2,281,203	558,842	668,061	2,817,816	3,485,877	(536,780)	1994-2022
Denver	38		115,979	295,412	178,682	115,515	474,558	590,073	(154,568)	1993-2022
Houston	194		506,818	2,226,942	391,161	551,473	2,573,448	3,124,921	(358,694)	1993-2022
Indianapolis	37		91,337	600,850	77,308	92,575	676,920	769,495	(75,423)	1995-2022
Jacksonville	1		-	2,892	273	-	3,165	3,165	(3,015)	2011
Las Vegas	57		175,201	345,091	297,766	159,801	658,257	818,058	(129,319)	1996-2021
Lehigh Valley	65		1,205,621	2,279,491	398,406	1,282,491	2,601,027	3,883,518	(272,175)	2004-2022
Louisville	12		48,140	188,696	94,624	50,392	281,068	331,460	(80,928)	2005-2022
Nashville	45		202,495	595,616	198,166	204,864	791,413	996,277	(79,036)	1995-2022
New Jersey/New York City	156	(d)	2,724,856	3,808,098	783,582	2,759,509	4,557,027	7,316,536	(784,219)	1996-2022
Orlando	98	(d)	284,646	880,549	180,716	299,608	1,046,303	1,345,911	(156,640)	1994-2022
Phoenix	51		154,063	394,219	375,847	184,342	739,787	924,129	(121,859)	1992-2022
Portland	41	(e)	130,433	276,956	221,257	183,932	444,714	628,646	(75,642)	2006-2022
Raleigh Durham	37		107,899	407,505	20,028	111,839	423,593	535,432	(15,973)	2020-2022
Reno	17		25,389	142,279	119,361	26,762	260,267	287,029	(94,815)	1994-2021
San Antonio	20	(d)	25,735	95,828	47,052	25,957	142,658	168,615	(69,678)	1994-2016
San Francisco Bay Area	233		1,071,018	1,670,174	577,839	1,082,106	2,236,925	3,319,031	(875,417)	1993-2022
Savannah	23		204,408	473,995	32,404	204,408	506,399	710,807	(5,312)	2022
Seattle	109		850,208	1,434,654	377,278	876,132	1,786,008	2,662,140	(306,484)	2008-2022
South Florida	174	(d)	1,329,156	2,117,967	344,476	1,342,860	2,448,739	3,791,599	(328,733)	1994-2022
Southern California	416	(d)(e)	6,127,705	8,115,196	1,842,050	6,373,646	9,711,305	16,084,951	(1,828,182)	2005-2022
Tampa	26		92,357	244,738	25,477	98,472	264,100	362,572	(10,963)	2020-2022
Subtotal U.S. Markets:	2,757		19,280,335	38,294,360	9,968,291	19,978,662	47,564,324	67,542,986	(8,546,257)

Other Americas Markets
Brazil	5		-	53,276	17	-	53,293	53,293	(779)	2022
Canada	34	(d)	248,162	373,220	223,615	255,888	589,109	844,997	(160,947)	2008-2022
Mexico	1		730	2,287	3,224	736	5,505	6,241	(1,865)	2011
Subtotal Other Americas Markets:	40		248,892	428,783	226,856	256,624	647,907	904,531	(163,591)

Europe Markets
Belgium	3		16,011	4,776	-	16,011	4,776	20,787	(204)	2022
Germany	4		47,837	7,068	35,479	52,812	37,572	90,384	(5,903)	2011-2022
Hungary	1		1,845	-	5,983	1,845	5,983	7,828	(106)	2022
Slovakia	2		2,926	-	12,652	3,239	12,339	15,578	(391)	2021
Spain	5		10,862	34,504	13,340	9,969	48,737	58,706	(17,990)	2011-2019
United Kingdom	2		48,510	3,291	10,347	48,919	13,229	62,148	(3,412)	2019-2021
Subtotal Europe Markets:	17		127,991	49,639	77,801	132,795	122,636	255,431	(28,006)

Asia Markets
Japan	6		20,380	152,367	20,618	20,380	172,985	193,365	(3,024)	2019-2022
Singapore	5		-	137,592	4,890	-	142,482	142,482	(74,846)	2011
Subtotal Asia Markets:	11		20,380	289,959	25,508	20,380	315,467	335,847	(77,870)
Total Operating Properties	2,825		19,677,598	39,062,741	10,298,456	20,388,461	48,650,334	69,038,795	(8,815,724)

   Index to Item 15

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2022				Date of
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Construction/ Acquisition (f)
Development Portfolio

U.S. Markets
Atlanta	2		21,712	-	59,023	21,712	59,023	80,735
Austin	1		6,721	-	46,522	6,721	46,522	53,243
Baltimore/Washington D.C.	1		14,784	-	22,364	14,784	22,364	37,148
Central PA	1		7,810	-	25,226	7,810	25,226	33,036
Central Valley	2		10,174	-	44,198	10,174	44,198	54,372		2022
Charlotte	1		8,841	-	14,848	8,841	14,848	23,689
Chicago	9		116,955	967	163,188	116,955	164,155	281,110		2022
Cincinnati	1		2,536	-	11,861	2,536	11,861	14,397
Dallas/Ft. Worth	11		83,061	-	97,625	83,061	97,625	180,686
Houston	1		17,165	-	57,237	17,165	57,237	74,402
Indianapolis	2		8,440	17,058	32,671	8,440	49,729	58,169
Las Vegas	3		23,262	-	60,375	23,262	60,375	83,637		2022
Lehigh Valley	2		48,636	-	76,923	48,636	76,923	125,559
Nashville	3		10,264	-	22,670	10,264	22,670	32,934
New Jersey/New York City	2		51,603	-	8,216	51,603	8,216	59,819
Orlando	5		19,490	-	71,228	19,490	71,228	90,718		2022
Phoenix	5		23,600	-	26,774	23,600	26,774	50,374
Reno	3		19,126	-	64,128	19,126	64,128	83,254		2022
San Francisco Bay Area	5		37,507	20,605	52,718	37,507	73,323	110,830		2022
Seattle	3		62,649	14,746	30,980	62,649	45,726	108,375
South Florida	6		63,291	-	59,613	63,291	59,613	122,904		2022
Southern California	11		623,788	70,248	168,087	623,788	238,335	862,123		2022
Subtotal U.S. Markets:	80		1,281,415	123,624	1,216,475	1,281,415	1,340,099	2,621,514

Other Americas Markets
Canada	5		65,936	-	16,302	65,936	16,302	82,238
Mexico	13		64,308	-	137,871	64,308	137,871	202,179		2022
Subtotal Other Americas Markets:	18		130,244	-	154,173	130,244	154,173	284,417

Europe Markets
Belgium	1		9,096	-	11,063	9,096	11,063	20,159
Czech Republic	2		5,338	-	11,574	5,338	11,574	16,912
France	2		5,260	-	21,730	5,260	21,730	26,990
Germany	3		20,134	-	49,748	20,134	49,748	69,882
Hungary	2		5,708	-	18,138	5,708	18,138	23,846		2022
Italy	2		3,637	-	17,549	3,637	17,549	21,186		2022
Netherlands	3		13,052	-	50,091	13,052	50,091	63,143
Poland	2		8,312	-	21,206	8,312	21,206	29,518
Slovakia	2		4,490	-	26,313	4,490	26,313	30,803		2022
Spain	2		17,535	-	12,198	17,535	12,198	29,733
Sweden	3		45,796	-	22,794	45,796	22,794	68,590
U.K.	7		198,265	-	126,289	198,265	126,289	324,554
Subtotal Europe Markets:	31		336,623	-	388,693	336,623	388,693	725,316

Asia Markets
Japan	7		162,644	-	418,263	162,644	418,263	580,907		2022
Subtotal Asia Markets:	7		162,644	-	418,263	162,644	418,263	580,907
Total Development Portfolio	136		1,910,926	123,624	2,177,604	1,910,926	2,301,228	4,212,154

GRAND TOTAL	2,961		21,588,524	39,186,365	12,476,060	22,299,387	50,951,562	73,250,949	(8,815,724)

Schedule III – Footnotes

(a)	The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2022 (in thousands):

Total operating properties and development portfolio per Schedule III	$73,250,949	(g)
Land	3,338,121
Other real estate investments (i)	5,034,326
Total per Consolidated Balance Sheets	$81,623,396

   Index to Item 15

(i)	Other real estate investments includes non-strategic real estate assets, primarily acquired from the Duke Transaction, that we do not intend to operate long-term at December 31, 2022.

(b)	The aggregate cost for federal tax purposes at December 31, 2022, of our real estate assets was approximately $60 billion (unaudited).

(c)

Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 40 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2022 (in thousands):

Total accumulated depreciation per Schedule III	$8,815,724	(g)
Accumulated depreciation on other real estate investments	220,361
Total per Consolidated Balance Sheets	$9,036,085

(d)

Properties with an aggregate undepreciated cost of $631.3 million secure $249.3 million of mortgage notes. See Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)

Assessment bonds of $8.9 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $580.3 million. The assessment bonds are included in term loans and unsecured other debt in Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)	Date of construction is provided for properties in the development portfolio that were completed but not yet stabilized.

(g)	The following table summarizes our real estate assets and accumulated depreciation per Schedule III for the years ended December 31 (in thousands):

	2022	2021	2020
Real estate assets:
Balance at beginning of year	$47,183,100	$45,390,230	$33,157,100
Acquisitions of and improvements to operating properties, development activity and net effect of changes in foreign exchange rates and other	25,281,173	3,351,730	13,985,898
Basis of operating properties disposed of	(445,558)	(1,589,527)	(1,045,128)
Change in the development portfolio balance, including the acquisition of properties	1,482,814	846,729	13,345
Assets transferred to held for sale and contribution	(250,580)	(816,062)	(720,985)
Balance at end year	$73,250,949	$47,183,100	$45,390,230

Accumulated depreciation:
Balance at beginning of year	$7,451,382	$6,370,341	$5,294,212
Depreciation expense	1,357,180	1,143,758	1,112,075
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	9,090	(42,483)	(35,083)
Assets transferred to held for sale and contribution	(1,928)	(20,234)	(863)
Balance at end of year	$8,815,724	$7,451,382	$6,370,341

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

2.4✓

Agreement and Plan of Merger, dated as of June 11, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report on Form 8-K filed June 13, 2022).

2.5

Letter Agreement, dated as of September 16, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis' Current Form 8-K filed on September 16,2022).

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

   Index to Item 15

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

   Index to Item 15

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

   Index to Item 15

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

4.47	Form of Floating Rate Notes due 2022 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.48	Form of Officers’ Certificate related to the 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.49	Form of 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.50	Form of Officers’ Certificate related to the 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.51	Form of 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.52	Form of Officers’ Certificate related to the 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.53	Form of 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.54	Form of Officers’ Certificate related to the 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.55	Form of 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.8 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.56	Form of Officers’ Certificate related to the 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.57	Form of 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.58	Form of Officers’ Certificate related to the 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.59	Form of 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.60	Form of Officers’ Certificate related to the 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.61	Form of 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 23, 2020).

   Index to Item 15

4.62	Form of Officers’ Certificate related to the 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.63	Form of 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.64	Form of Officers’ Certificate related to the 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.65	Form of 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.66	Form of Officers’ Certificate related to the 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.67	Form of 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.68	Form of Officers’ Certificate related to the 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.69	Form of 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.70	Form of Officers’ Certificate related to the 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.71	Form of 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.72	Form of Officers’ Certificate related to the 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 16, 2021).
4.73	Form of 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 16, 2021).
4.74	Form of Officers’ Certificate related to the 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 16, 2021).
4.75	Form of 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on February 16, 2021).
4.76	Form of Officers’ Certificate related to the 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 19, 2021).
4.77	Form of 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 19, 2021).
4.78	Form of Officers’ Certificate related to the 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.79	Form of 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.80	Form of Officers’ Certificate related to the 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.81	Form of 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.82	Form of Officers’ Certificate related to the 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 28, 2021).

   Index to Item 15

4.83	Form of 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.84	Form of Officers’ Certificate related to the 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.85	Form of 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.86	Form of Officers’ Certificate related to the 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.87	Form of 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.88	Form of Officers’ Certificate related to the Floating Rate Notes due 2024 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.89	Form of Floating Rate Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.90	Form of Officers’ Certificate related to the 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.91	Form of 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.92	Form of Officers’ Certificate related to the 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.93	Form of 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.94	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on September 15, 2022).

4.95	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on September 15, 2022).

4.96	Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.97	Officers’ Certificate related to the 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.98	Form of 3.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.99	Officers’ Certificate related to the 3.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.100	Form of 7.250% Senior Notes due June 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.101	Officers’ Certificate related to the 7.250% Senior Notes due June 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.102	Form of 4.000% Senior Notes due September 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.103	Officers’ Certificate related to the 4.000% Senior Notes due September 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.104	Form of 2.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

   Index to Item 15

4.105	Officers’ Certificate related to the 2.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.106	Form of 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.107	Officers’ Certificate related to the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.108	Form of 1.750% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.109	Form of Officers’ Certificate related to the 1.750% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.110	Form of 2.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.111	Form of Officers’ Certificate related to the 2.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.112	Form of 3.050% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.113	Form of Officers’ Certificate related to the 3.050% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.114

Ninth Supplemental Indenture, dated November 3, 2022, by and among Prologis, L.P., Prologis, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on November 3, 2022).

4.115	Form of Officers’ Certificate related to the 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on November 3, 2022).

4.116	Form of 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on November 3, 2022).

4.117	Form of Officers’ Certificate related to the 1.003% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report filed on December 1, 2022).

4.118	Form of 1.003% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on December 1, 2022).

4.119	Form of Officers’ Certificate related to the 1.323% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on December 1, 2022).

4.120	Form of 1.323% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on December 1, 2022).

4.121	Form of Officers’ Certificate related to the 1.903% Notes due 2037(incorporated by reference to Exhibit 4.5 to Prologis' Current Report Form 8-K filed on December 1, 2022).

4.122	Form of 1.903% Notes due 2037 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on December 1, 2022).

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

   Index to Item 15

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

   Index to Item 15

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

10.37*	Prologis, Inc. 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on January 18, 2018).
10.38*	Prologis, Inc. Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 27, 2018).
10.39*	Form of Prologis, Inc. 2018 Amendment to Outperformance Plan LTIP Unit Award Agreements (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on March 27, 2018).
10.40*	Amended and Restated Director Deferred Stock Unit Award Terms (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 7, 2018).
10.41	Form of Time-Sharing Agreement for Hamid Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 10-Q filed on October 22, 2018).

   Index to Item 15

10.42*	Prologis, Inc. Second Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.43*	Form of Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.44*	Form of LTIP Unit Award Agreement (Bonus Exchange) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.45*	Form of LTIP Unit Award Agreement (Omnibus) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.46*	Form of RSU Agreement (Global) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.47*	Form of RSU Agreement (LTIP Unit Election) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.48*	Form of NEO Retirement Eligibility Waiver (incorporated by reference to Exhibit 10.7 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.49*	Letter Agreement dated February 3, 2017 by and between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on February 3, 2017).
10.50

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

10.51

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

10.52

Amended and Restated Senior Term Loan Agreement dated as of May 4, 2017 among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K on May 8, 2017).

10.53

Second Amended and Restated Global Senior Credit Agreement, dated as of January 16, 2019, by and among Prologis, Inc., Prologis, L.P., various affiliates of Prologis, L.P., various lenders and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K on January 16, 2019).

10.54

Term Loan Agreement dated as of March 4, 2019 among Prologis GK Holdings Y.K., as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 6, 2019).

10.55

Guaranty of Payment dated as of March 4, 2019 between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the lenders that are from time to time parties to the Term Loan Agreement dated as of March 4, 2019 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on March 6, 2019).

10.56*

Amended and Restated Change in Control and Noncompetition Agreement, dated April 30, 2019, between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report From 8-K filed on May 3, 2019).

10.57*	Form of Retirement Eligibility Waiver Amendment for Hamid Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on December 10, 2019).
10.58*

Form of Retirement Eligibility Waiver Amendment for Named Executive Officers (other than Hamid Moghadam) (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on December 10, 2019).

10.59*	Prologis, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on May 4, 2020).

   Index to Item 15

10.60

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

10.61

Guaranty of Payment, dated as of July 10, 2020, between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Sixth Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Prologis' Current Report Form 8-K filed on July 14, 2020).

10.62*

Form of First Amendment to Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.63*	Form of LTIP Unit Award Agreement (Omnibus 2020) (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.64*	Form of LTIP Unit Award Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.65*	Form of Outperformance Plan LTIP Unit Award Agreement for Named Executive Officers (2020) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.66*	Form of Outperformance Plan LTIP Unit Award Agreement (General 2020) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.67*	Form of Deferred Compensation LTIP Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.68*	Form of RSU Agreement (Global 2020) (incorporated by reference to Exhibit 10.7 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.69*	Form of RSU Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.8 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.70*	Form of RSU Agreement (LTIP Unit Election 2020) (incorporated by reference to Exhibit 10.9 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.71

Global Senior Credit Agreement dated as of April 15, 2021 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 of Prologis’ Current Report Form 8-K filed on April 16, 2021).

10.72

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

10.73

First Amendment to Term Loan Agreement, dated as of October 1, 2021 among Prologis GK Holdings Y.K, as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 10-Q filed on October 26, 2021).

10.74

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

10.76*	Third Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on December 2, 2021).

   Index to Item 15

10.77

Global Senior Credit Agreement dated as of June 30, 2022 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 6, 2022).

10.78

Second Amendment dated as of June 30, 2022 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent to the Second Amended and Restated Global Senior Credit Agreement dated as of April 15, 2021 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed July 6, 2022).

10.79*	Form of LTIP Unit Award Agreement (Omnibus 2022) (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on September 27,2022).

10.80*	Form of Third Amended and Restated Prologis 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on December 12, 2022).

10.81*

Form of Second Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on December 12, 2022).

10.82*	Form of Second Amended and Restated Prologis, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on December 12, 2022).

10.83†	Prologis Bonus Exchange 2022 LTIP Unit Award Agreement - Advance Grant No Pre-Retirement Election

10.84†	Prologis Bonus Exchange 2022 LTIP Unit Award Agreement - Advance Grant Pre-Retirement Election

21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
22.1†	Subsidiary guarantors and issuers of guaranteed securities.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
23.3†	Consent of KPMG LLP with respect to Duke Realty Corporation.

23.4†	Consent of KPMG LLP with respect to Duke Realty Limited Partnership.

24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited financial statements of Duke Realty Corporation and Duke Realty Limited Partnership and the notes thereto as of December 31, 2021.

101. INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101. SCH†	Inline XBRL Taxonomy Extension Schema

   Index to Item 15

101. CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase
101. DEF†	Inline XBRL Taxonomy Extension Definition Linkbase
101. LAB†	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
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
Hamid R. Moghadam
Chief Executive Officer

Date: February 14, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, Inc., hereby severally constitute Hamid R. Moghadam, Timothy D. Arndt and Edward S. Nekritz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 14, 2023
Hamid R. Moghadam

/s/ Timothy D. Arndt	Chief Financial Officer	February 14, 2023
Timothy D. Arndt

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 14, 2023
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 14, 2023
Cristina G. Bita

/s/ James B. Connor	Director	February 14, 2023
James B. Connor

/s/ George L. Fotiades	Director	February 14, 2023
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 14, 2023
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 14, 2023
Irving F. Lyons III

/s/ Avid Modjtabai	Director	February 14, 2023
Avid Modjtabai

/s/ David P. O’Connor	Director	February 14, 2023
David P. O’Connor

/s/ Olivier Piani	Director	February 14, 2023
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 14, 2023
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 14, 2023
Carl B. Webb

/s/ William D. Zollars	Director	February 14, 2023
William D. Zollars

   Index to Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 14, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, L.P., hereby severally constitute Hamid R. Moghadam, Timothy D. Arndt and Edward S. Nekritz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 14, 2023
Hamid R. Moghadam

/s/ Timothy D. Arndt	Chief Financial Officer	February 14, 2023
Timothy D. Arndt

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 14, 2023
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 14, 2023
Cristina G. Bita

/s/ James B. Connor	Director	February 14, 2023
James B. Connor

/s/ George L. Fotiades	Director	February 14, 2023
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 14, 2023
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 14, 2023
Irving F. Lyons III

/s/ Avid Modjtabai	Director	February 14, 2023
Avid Modjtabai

/s/ David P. O’Connor	Director	February 14, 2023
David P. O’Connor

/s/ Olivier Piani	Director	February 14, 2023
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 14, 2023
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 14, 2023
Carl B. Webb

/s/ William D. Zollars	Director	February 14, 2023
William D. Zollars