Form 10-Q
period 2023-03-31
Prologis, Inc.; Prologis, L.P.
filed 2023-05-01
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Prologis, Inc.	Yes		No	☐
Prologis, L.P.	Yes		No	☐

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

The number of shares of Prologis, Inc.’s common stock outstanding at April 26, 2023, was approximately 923,466,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At March 31, 2023, the Parent owned a 97.55% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.45% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Investments in real estate properties	$82,385,546	$81,623,396
Less accumulated depreciation	9,508,351	9,036,085
Net investments in real estate properties	72,877,195	72,587,311
Investments in and advances to unconsolidated entities	9,680,097	9,698,898
Assets held for sale or contribution	734,106	531,257
Net investments in real estate	83,291,398	82,817,466

Cash and cash equivalents	522,501	278,483
Other assets	4,706,985	4,801,499
Total assets	$88,520,884	$87,897,448

LIABILITIES AND EQUITY
Liabilities:
Debt	$25,153,342	$23,875,961
Accounts payable and accrued expenses	1,507,748	1,711,885
Other liabilities	4,394,565	4,446,509
Total liabilities	31,055,655	30,034,355

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2023 and December 31, 2022	63,948	63,948
Common stock; $0.01 par value; 923,453 shares and 923,142 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9,235	9,231
Additional paid-in capital	54,058,036	54,065,407
Accumulated other comprehensive loss	(496,424)	(443,609)
Distributions in excess of net earnings	(799,577)	(457,695)
Total Prologis, Inc. stockholders’ equity	52,835,218	53,237,282
Noncontrolling interests	4,630,011	4,625,811
Total equity	57,465,229	57,863,093
Total liabilities and equity	$88,520,884	$87,897,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Rental	$1,633,770	$1,076,861
Strategic capital	134,701	133,925
Development management and other	116	8,342
Total revenues	1,768,587	1,219,128
Expenses:
Rental	412,554	275,674
Strategic capital	71,709	51,811
General and administrative	99,777	74,646
Depreciation and amortization	602,367	396,647
Other	7,184	9,589
Total expenses	1,193,591	808,367

Operating income before gains on real estate transactions, net	574,996	410,761
Gains on dispositions of development properties and land, net	-	210,206
Gains on other dispositions of investments in real estate, net	4,047	584,835
Operating income	579,043	1,205,802

Other income (expense):
Earnings from unconsolidated entities, net	75,779	76,962
Interest expense	(136,011)	(64,064)
Foreign currency and derivative gains and other income, net	8,614	48,409
Gains (losses) on early extinguishment of debt, net	3,275	(18,165)
Total other income (expense)	(48,343)	43,142
Earnings before income taxes	530,700	1,248,944
Income tax expense	(32,071)	(29,222)
Consolidated net earnings	498,629	1,219,722
Less net earnings attributable to noncontrolling interests	34,006	68,937
Net earnings attributable to controlling interests	464,623	1,150,785
Less preferred stock dividends	1,453	1,531
Net earnings attributable to common stockholders	$463,170	$1,149,254

Weighted average common shares outstanding – Basic	923,888	740,368
Weighted average common shares outstanding – Diluted	951,624	765,517

Net earnings per share attributable to common stockholders – Basic	$0.50	$1.55

Net earnings per share attributable to common stockholders – Diluted	$0.50	$1.54

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Consolidated net earnings	$498,629	$1,219,722
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(28,101)	189,523
Unrealized gains (losses) on derivative contracts, net	(25,853)	13,349
Comprehensive income	444,675	1,422,594
Net earnings attributable to noncontrolling interests	(34,006)	(68,937)
Other comprehensive loss (income) attributable to noncontrolling interests	1,139	(5,739)
Comprehensive income attributable to common stockholders	$411,808	$1,347,918

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended March 31, 2023 and 2022

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	Interests	Equity
Balance at January 1, 2023	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-	-	-	-	-	464,623	34,006	498,629
Effect of equity compensation plans	-	288	4	13,468	-	-	51,416	64,888
Capital contributions	-	-	-	-	-	-	-	-
Redemption of noncontrolling interests	-	23	-	1,304	-	-	(43,573)	(42,269)
Foreign currency translation losses, net	-	-	-	-	(27,595)	-	(506)	(28,101)
Unrealized losses on derivative contracts, net	-	-	-	-	(25,220)	-	(633)	(25,853)
Reallocation of equity	-	-	-	(22,143)	-	-	22,143	-
Dividends ($0.87 per common share) and other distributions	-	-	-	-	-	(806,505)	(58,653)	(865,158)
Balance at March 31, 2023	$63,948	923,453	$9,235	$54,058,036	$(496,424)	$(799,577)	$4,630,011	$57,465,229

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2022	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-	-	-	-	-	1,150,785	68,937	1,219,722
Effect of equity compensation plans	-	290	3	4,217	-	-	35,947	40,167
Capital contributions	-	-	-	-	-	-	434	434
Redemption of noncontrolling interests	-	72	1	3,300	-	-	(29,570)	(26,269)
Foreign currency translation gains, net	-	-	-	-	184,152	-	5,371	189,523
Unrealized gains on derivative contracts, net	-	-	-	-	12,981	-	368	13,349
Reallocation of equity	-	-	-	(22,852)	-	-	22,852	-
Dividends ($0.79 per common share) and other distributions	-	-	-	(10)	-	(587,382)	(129,542)	(716,934)
Balance at March 31, 2022	$63,948	740,189	$7,402	$35,546,263	$(681,120)	$(764,425)	$4,290,134	$38,462,202

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Consolidated net earnings	$498,629	$1,219,722
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(143,686)	(37,374)
Equity-based compensation awards	62,906	41,429
Depreciation and amortization	602,367	396,647
Earnings from unconsolidated entities, net	(75,779)	(76,962)
Operating distributions from unconsolidated entities	135,081	95,665
Decrease (increase) in operating receivables from unconsolidated entities	51,164	(819)
Amortization of debt discounts and debt issuance costs, net	17,623	1,980
Gains on dispositions of development properties and land, net	-	(210,206)
Gains on other dispositions of investments in real estate, net	(4,047)	(584,835)
Unrealized foreign currency and derivative losses (gains), net	10,113	(33,273)
Losses (gains) on early extinguishment of debt, net	(3,275)	18,165
Deferred income tax expense	3,577	7,492
Decrease in other assets	21,742	107,702
Decrease in accounts payable and accrued expenses and other liabilities	(62,118)	(103,806)
Net cash provided by operating activities	1,114,297	841,527
Investing activities:
Real estate development	(936,921)	(639,636)
Real estate acquisitions	(51,866)	(451,343)
Duke Transaction, net of cash acquired	(3,828)	-
Tenant improvements and lease commissions on previously leased space	(78,955)	(85,024)
Property improvements	(19,302)	(18,280)
Proceeds from dispositions and contributions of real estate	54,903	1,495,260
Investments in and advances to unconsolidated entities	(39,677)	(34,811)
Return of investment from unconsolidated entities	21,169	14,302
Proceeds from the settlement of net investment hedges	5,323	3,732
Payments on the settlement of net investment hedges	-	(771)
Net cash provided by (used in) investing activities	(1,049,154)	283,429
Financing activities:
Dividends paid on common and preferred stock	(806,505)	(587,382)
Noncontrolling interests contributions	-	434
Noncontrolling interests distributions	(58,653)	(129,542)
Settlement of noncontrolling interests	(42,269)	(26,269)
Tax paid with shares withheld	(18,690)	(22,602)
Debt and equity issuance costs paid	(17,868)	(8,058)
Net payments on credit facilities	(1,337,857)	(492,552)
Repurchase of and payments on debt	(90,793)	(332,995)
Proceeds from the issuance of debt	2,545,042	1,841,450
Net cash provided by financing activities	172,407	242,484

Effect of foreign currency exchange rate changes on cash	6,468	(10,807)
Net increase in cash and cash equivalents	244,018	1,356,633
Cash and cash equivalents, beginning of period	278,483	556,117
Cash and cash equivalents, end of period	$522,501	$1,912,750

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2023	December 31, 2022
ASSETS
Investments in real estate properties	$82,385,546	$81,623,396
Less accumulated depreciation	9,508,351	9,036,085
Net investments in real estate properties	72,877,195	72,587,311
Investments in and advances to unconsolidated entities	9,680,097	9,698,898
Assets held for sale or contribution	734,106	531,257
Net investments in real estate	83,291,398	82,817,466

Cash and cash equivalents	522,501	278,483
Other assets	4,706,985	4,801,499
Total assets	$88,520,884	$87,897,448

LIABILITIES AND CAPITAL
Liabilities:
Debt	$25,153,342	$23,875,961
Accounts payable and accrued expenses	1,507,748	1,711,885
Other liabilities	4,394,565	4,446,509
Total liabilities	31,055,655	30,034,355

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	52,771,270	53,173,334
Limited partners – common	862,734	843,263
Limited partners – Class A common	462,634	464,781
Total partners’ capital	54,160,586	54,545,326
Noncontrolling interests	3,304,643	3,317,767
Total capital	57,465,229	57,863,093
Total liabilities and capital	$88,520,884	$87,897,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Rental	$1,633,770	$1,076,861
Strategic capital	134,701	133,925
Development management and other	116	8,342
Total revenues	1,768,587	1,219,128
Expenses:
Rental	412,554	275,674
Strategic capital	71,709	51,811
General and administrative	99,777	74,646
Depreciation and amortization	602,367	396,647
Other	7,184	9,589
Total expenses	1,193,591	808,367

Operating income before gains on real estate transactions, net	574,996	410,761
Gains on dispositions of development properties and land, net	-	210,206
Gains on other dispositions of investments in real estate, net	4,047	584,835
Operating income	579,043	1,205,802

Other income (expense):
Earnings from unconsolidated entities, net	75,779	76,962
Interest expense	(136,011)	(64,064)
Foreign currency and derivative gains and other income, net	8,614	48,409
Gains (losses) on early extinguishment of debt, net	3,275	(18,165)
Total other income (expense)	(48,343)	43,142
Earnings before income taxes	530,700	1,248,944
Income tax expense	(32,071)	(29,222)
Consolidated net earnings	498,629	1,219,722
Less net earnings attributable to noncontrolling interests	22,357	36,666
Net earnings attributable to controlling interests	476,272	1,183,056
Less preferred unit distributions	1,453	1,531
Net earnings attributable to common unitholders	$474,819	$1,181,525

Weighted average common units outstanding – Basic	939,054	753,159
Weighted average common units outstanding – Diluted	951,624	765,517

Net earnings per unit attributable to common unitholders – Basic	$0.50	$1.55

Net earnings per unit attributable to common unitholders – Diluted	$0.50	$1.54

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Consolidated net earnings	$498,629	$1,219,722
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(28,101)	189,523
Unrealized gains (losses) on derivative contracts, net	(25,853)	13,349
Comprehensive income	444,675	1,422,594
Net earnings attributable to noncontrolling interests	(22,357)	(36,666)
Other comprehensive income attributable to noncontrolling interests	(187)	(155)
Comprehensive income attributable to common unitholders	$422,131	$1,385,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended March 31, 2023 and 2022

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2023	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	464,623	-	7,604	-	4,045	22,357	498,629
Effect of equity compensation plans	-	-	288	13,472	843	51,416	-	-	-	64,888
Capital contributions	-	-	-	-	-	-	-	-	-	-
Redemption of limited partners units	-	-	23	1,304	(386)	(43,573)	-	-	-	(42,269)
Foreign currency translation gains (losses), net	-	-	-	(27,595)	-	(451)	-	(242)	187	(28,101)
Unrealized losses on derivative contracts, net	-	-	-	(25,220)	-	(412)	-	(221)	-	(25,853)
Reallocation of capital	-	-	-	(22,143)	-	22,313	-	(170)	-	-
Distributions ($0.87 per common unit) and other	-	-	-	(806,505)	-	(17,426)	-	(5,559)	(35,668)	(865,158)
Balance at March 31, 2023	1,279	$63,948	923,453	$52,771,270	15,097	$862,734	8,595	$462,634	$3,304,643	$57,465,229

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2022	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	1,150,785	-	19,856	-	12,415	36,666	1,219,722
Effect of equity compensation plans	-	-	290	4,220	837	35,947	-	-	-	40,167
Capital contributions	-	-	-	-	-	-	-	-	434	434
Redemption of limited partners units	-	-	72	3,301	(242)	(29,570)	-	-	-	(26,269)
Foreign currency translation gains, net	-	-	-	184,152	-	3,222	-	1,994	155	189,523
Unrealized gains on derivative contracts, net	-	-	-	12,981	-	227	-	141	-	13,349
Reallocation of capital	-	-	-	(22,852)	-	23,144	-	(292)	-	-
Distributions ($0.79 per common unit) and other	-	-	-	(587,392)	-	(13,241)	-	(5,558)	(110,743)	(716,934)
Balance at March 31, 2022	1,279	$63,948	740,189	$34,108,120	12,949	$596,682	8,595	$369,402	$3,324,050	$38,462,202

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Consolidated net earnings	$498,629	$1,219,722
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(143,686)	(37,374)
Equity-based compensation awards	62,906	41,429
Depreciation and amortization	602,367	396,647
Earnings from unconsolidated entities, net	(75,779)	(76,962)
Operating distributions from unconsolidated entities	135,081	95,665
Decrease (increase) in operating receivables from unconsolidated entities	51,164	(819)
Amortization of debt discounts and debt issuance costs, net	17,623	1,980
Gains on dispositions of development properties and land, net	-	(210,206)
Gains on other dispositions of investments in real estate, net	(4,047)	(584,835)
Unrealized foreign currency and derivative losses (gains), net	10,113	(33,273)
Losses (gains) on early extinguishment of debt, net	(3,275)	18,165
Deferred income tax expense	3,577	7,492
Decrease in other assets	21,742	107,702
Decrease in accounts payable and accrued expenses and other liabilities	(62,118)	(103,806)
Net cash provided by operating activities	1,114,297	841,527
Investing activities:
Real estate development	(936,921)	(639,636)
Real estate acquisitions	(51,866)	(451,343)
Duke Transaction, net of cash acquired	(3,828)	-
Tenant improvements and lease commissions on previously leased space	(78,955)	(85,024)
Property improvements	(19,302)	(18,280)
Proceeds from dispositions and contributions of real estate	54,903	1,495,260
Investments in and advances to unconsolidated entities	(39,677)	(34,811)
Return of investment from unconsolidated entities	21,169	14,302
Proceeds from the settlement of net investment hedges	5,323	3,732
Payments on the settlement of net investment hedges	-	(771)
Net cash provided by (used in) investing activities	(1,049,154)	283,429
Financing activities:
Distributions paid on common and preferred units	(829,490)	(606,181)
Noncontrolling interests contributions	-	434
Noncontrolling interests distributions	(35,668)	(110,743)
Redemption of common limited partnership units	(42,269)	(26,269)
Tax paid with shares of the Parent withheld	(18,690)	(22,602)
Debt and equity issuance costs paid	(17,868)	(8,058)
Net payments on credit facilities	(1,337,857)	(492,552)
Repurchase of and payments on debt	(90,793)	(332,995)
Proceeds from the issuance of debt	2,545,042	1,841,450
Net cash provided by financing activities	172,407	242,484

Effect of foreign currency exchange rate changes on cash	6,468	(10,807)
Net increase in cash and cash equivalents	244,018	1,356,633
Cash and cash equivalents, beginning of period	278,483	556,117
Cash and cash equivalents, end of period	$522,501	$1,912,750

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2023, the Parent owned a 97.55% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.45% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the OP for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, and other public information.

NOTE 2. DUKE TRANSACTION

On October 3, 2022, we acquired Duke Realty Corporation and Duke Realty Limited Partnership (collectively “Duke” or the “Duke Transaction”). Through the Duke Transaction, we acquired a portfolio primarily comprised of logistics real estate assets, including 494 industrial operating properties, aggregating 144.4 million square feet, which are highly complementary to our U.S. portfolio in terms of product quality, location and growth potential in our key markets. There was approximately 15 million square feet of non-strategic industrial operating properties acquired in the Duke Transaction for which our intent is not to operate these properties long term. These assets are classified as other real estate investments within Investments in Real Estate Properties in the Consolidated Balance Sheets. The portfolio also included properties under development, land for future development and investments in other ventures.

The Duke Transaction was completed for $23.2 billion through the issuance of equity based on the value of the Prologis common stock and units issued of $18.8 billion, the assumption of debt of $4.2 billion and transaction costs. In connection with the transaction, each

Index

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

Net investments in real estate	$24,915
Cash and other assets	441
Debt	(4,162)
Intangible liabilities, net of intangible assets (1)	(1,457)
Accounts payable, accrued expenses and other liabilities	(719)
Noncontrolling interests	(2)
Total purchase price, including transaction costs	$19,016

(1)
Intangible assets of $836.6 million and intangible liabilities of $2.3 billion were included within Other Assets and Other Liabilities, respectively, on the Consolidated Balance Sheets. The acquired lease intangibles from the Duke Transaction will be amortized over the terms of the respective leases with a weighted average remaining lease term of 64 months at October 3, 2022.

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2023	2022	2023	2022	2023	2022
Operating properties:
Buildings and improvements	600,985	597,362	2,836	2,825	$49,020,423	$48,650,334
Improved land					20,549,061	20,388,461
Development portfolio, including land costs:
Prestabilized	5,844	4,874	21	15	680,951	597,553
Properties under development	37,600	44,011	102	121	3,571,692	3,614,601
Land (1)					3,444,294	3,338,121
Other real estate investments (2)					5,119,125	5,034,326
Total investments in real estate properties					82,385,546	81,623,396
Less accumulated depreciation					9,508,351	9,036,085
Net investments in real estate properties					$72,877,195	$72,587,311

(1)
At March 31, 2023 and December 31, 2022, our land was comprised of 7,335 and 7,188 acres, respectively.

(2)
Included in other real estate investments were: (i) land parcels we own and lease to third parties; (ii) non-strategic real estate assets, primarily acquired from the Duke Transaction, that we do not intend to operate long term; (iii) non-industrial real estate assets that we intend to redevelop into industrial properties; and (iv) costs associated with potential acquisitions and future development projects, including purchase options on land.

Index

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended March 31,
	2023	2022
Number of operating properties	-	1
Square feet	-	303
Acres of land	120	578
Acquisition cost of net investments in real estate, excluding other real estate investments	$40,474	$264,485

Acquisition cost of other real estate investments	$6,185	$223,411

Dispositions

The following table summarizes our dispositions of net investments in real estate that include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended March 31,
	2023	2022
Dispositions of development properties and land, net (1)
Number of properties	-	7
Square feet	-	2,583
Net proceeds	$-	$442,555
Gains on dispositions of development properties and land, net	$-	$210,206

Other dispositions of investments in real estate, net
Number of properties	5	102
Square feet	360	8,676
Net proceeds	$57,008	$1,264,280
Gains on other dispositions of investments in real estate, net	$4,047	$584,835

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $735.1 million and $735.4 million within Other Assets and lease liabilities of $642.4 million and $638.8 million within Other Liabilities, for land and office space leases in which we are the lessee, on the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively.

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

Index

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	March 31,	December 31,
	2023	2022
Unconsolidated co-investment ventures	$8,055,322	$8,073,927
Other ventures (1)	1,624,775	1,624,971
Total	$9,680,097	$9,698,898

(1)
Included in other ventures is our $174.9 million and $162.6 million investment in early and growth-stage companies that are focused on emerging technologies at March 31, 2023 and December 31, 2022, respectively.

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2023	2022
Recurring fees	$113,557	$113,237
Transactional fees	15,080	17,229
Promote revenue	320	-
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$128,957	$130,466

(1)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
Key property information:
Ventures	1	1	2	2	2	2	3	3	8	8
Operating properties	740	739	260	260	992	989	220	217	2,212	2,205
Square feet	123	123	60	60	220	219	90	89	493	491

Financial position:
Total assets ($)	12,609	12,617	3,760	3,744	22,957	22,502	9,844	9,964	49,170	48,827
Third-party debt ($)	3,468	3,468	919	919	5,426	5,315	3,827	3,811	13,640	13,513
Total liabilities ($)	4,179	4,143	983	1,011	7,502	7,292	4,259	4,279	16,923	16,725

Our investment balance ($) (2)	2,371	2,398	1,041	1,070	3,850	3,786	793	820	8,055	8,074
Our weighted average ownership (3)	26.2%	26.2%	40.6%	41.0%	31.0%	31.0%	15.2%	15.2%	27.4%	27.4%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Mar 31, 2023	Mar 31, 2022	Mar 31, 2023	Mar 31, 2022	Mar 31, 2023	Mar 31, 2022	Mar 31, 2023	Mar 31, 2022	Mar 31, 2023	Mar 31, 2022
For the three months ended:
Total revenues ($)	324	286	103	89	414	356	165	169	1,006	900
Net earnings ($)	101	72	43	33	69	104	27	34	240	243

Our earnings from unconsolidated co-investment ventures, net ($)	27	19	16	12	21	31	4	6	68	68

(1)
Prologis Brazil Logistics Venture (“PBLV”) and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2023 and December 31, 2022, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($146.4 million and $193.7 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(3)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Index

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At March 31, 2023, our outstanding equity commitments were $285.8 million, primarily for Prologis China Logistics Venture. The equity commitments expire from 2023 to 2028 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2023 and December 31, 2022. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	March 31,	December 31,
	2023	2022
Number of operating properties	23	21
Square feet	5,771	4,061
Total assets held for sale or contribution	$734,106	$531,257
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$10,533	$4,536

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	March 31, 2023			December 31, 2022
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities	2.0%	2.3	$212,553	4.2%	2.8	$1,538,461
Senior notes	2.6%	10.7	22,399,340	2.3%	10.3	19,786,253
Term loans and unsecured other	2.4%	4.6	2,093,006	2.3%	4.9	2,106,592
Secured mortgage	3.2%	4.0	448,443	3.0%	4.3	444,655
Total	2.6%	10.0	$25,153,342	2.5%	9.2	$23,875,961

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

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2023			December 31, 2022
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,263,807	5.0%	2.1%	$1,228,483	5.1%
Canadian dollar	4.9%	813,415	3.2%	4.5%	814,491	3.4%
Euro	1.7%	9,100,801	36.2%	1.3%	7,991,301	33.5%
Japanese yen	1.0%	3,367,643	13.4%	1.0%	3,308,009	13.9%
U.S. dollar	3.6%	10,607,676	42.2%	3.6%	10,533,677	44.1%
Total	2.6%	$25,153,342	100.0%	2.5%	$23,875,961	100.0%

Credit Facilities

At March 31, 2023, we had two global senior credit facilities: the 2021 Global Facility and the 2022 Global Facility. We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis up to $2.0 billion and $3.0 billion (subject to currency fluctuations) on the 2021 and 2022 Global Facility, respectively. The 2021 Global Facility is scheduled to initially mature in April 2024 and the 2022 Global Facility in June 2026; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the

Index

2021 Global Facility to $2.5 billion and the 2022 Global Facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

On April 5, 2023, we amended and restated the 2021 Global Facility as the 2023 Global Facility and upsized its borrowing capacity to $3.0 billion (subject to currency fluctuations). The 2023 Global Facility is scheduled to initially mature in June 2027; however, we can extend the maturity date for the facility by six months on two occasions, subject to the payment of extension fees. We have the ability to increase the 2023 Global Facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($413.0 million at March 31, 2023). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($563.2 million at March 31, 2023), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2021 Global Facility, the 2022 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

The following table summarizes information about our available liquidity at March 31, 2023 (in millions):

Aggregate lender commitments
Credit Facilities	$5,473
Less:
Borrowings outstanding	213
Outstanding letters of credit	39
Current availability	5,221
Cash and cash equivalents	523
Total liquidity	$5,744

Senior Notes

The following table summarizes the issuances of senior notes during the three months ended March 31, 2023 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate	Years	Maturity Dates
January	€1,250,000	$1,354,125	4.1%	13.8	January 2030 – 2043
March	$1,200,000	$1,200,000	4.9%	17.7	June 2033 – 2053
Total		$2,554,125	4.5%	15.6

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2023 and for each year through the period ended December 31, 2027, and thereafter were as follows at March 31, 2023 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2023 (1)	$-	$-	$-	$31,619	$31,619
2024 (1) (2)	98,365	326,250	-	95,292	519,907
2025 (3)	-	37,544	722,420	153,480	913,444
2026 (4)	114,188	1,308,918	638,310	67,805	2,129,221
2027	-	1,738,332	53,787	4,156	1,796,275
Thereafter	-	19,569,982	682,140	89,135	20,341,257
Subtotal	212,553	22,981,026	2,096,657	441,487	25,731,723
Unamortized premiums (discounts), net	-	(481,289)	946	8,554	(471,789)
Unamortized debt issuance costs, net	-	(100,397)	(4,597)	(1,598)	(106,592)
Total	$212,553	$22,399,340	$2,093,006	$448,443	$25,153,342

Index

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)
Included in the 2024 maturities is the Yen Credit Facility that can be extended until 2025.

(3)
Included in the 2025 maturities is a Canadian term loan that we entered into in 2022 that can be extended until 2027.

(4)
Included in the 2026 maturities is the 2022 Global Facility that can be extended until 2027.

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at March 31, 2023 were subject to certain financial covenants under their related documents. At March 31, 2023, we were in compliance with all of our financial debt covenants.

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,170,301	$3,182,858	$7,200,384	$7,225,438	$150,401	$158,453
Other consolidated entities (1)	various	various	134,342	134,909	1,679,510	1,737,311	253,241	259,524
Prologis, L.P.			3,304,643	3,317,767	8,879,894	8,962,749	403,642	417,977
Limited partners in Prologis, L.P. (2)(3)			1,325,368	1,308,044	-	-	-	-
Prologis, Inc.			$4,630,011	$4,625,811	$8,879,894	$8,962,749	$403,642	$417,977

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at March 31, 2023 and December 31, 2022 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 8.6 million Class A Units that were convertible into 8.1 million and 8.0 million limited partnership units of the OP at March 31, 2023 and December 31, 2022, respectively.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 9.7 million and 10.0 million shares of the Parent’s common stock, at March 31, 2023 and December 31, 2022, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 5.4 million and 4.6 million shares of the Parent’s common stock at March 31, 2023 and December 31, 2022, respectively. See further discussion of LTIP Units in Note 8.

Index

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

We granted participation points for the 2023 – 2025 performance period in January 2023, with a fair value of $28.3 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 4.2% and an expected volatility of 35.0% for Prologis and 31.0% for the MSCI US REIT Index. The 2023 – 2025 performance period has an absolute maximum cap of $100.0 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement. Awards are in the form of common stock, restricted stock units, POP LTIP Units and LTIP Units.

The Outperformance Hurdle was met for the 2020 – 2022 performance period, which resulted in awards of $100.0 million being earned at December 31, 2022 and awarded in January 2023. Additionally, awards of $22.4 million were earned at December 31, 2022 and awarded in January 2023 for prior performance periods related to the compensation pool in excess of the initial award based on the terms of the POP awards granted prior to 2018. The tables below include POP awards that were earned but are unvested, while any vested awards are reflected within the Consolidated Statements of Equity and Capital. The initial grant date fair value derived using a Monte Carlo valuation model was used in determining the grant date fair value per unit in the tables below.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the three months ended March 31, 2023 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2023	1,533	$100.59
Granted	764	96.37
Vested and distributed	(333)	115.60
Forfeited	(11)	129.01
Balance at March 31, 2023	1,953	$96.22

LTIP Units

The following table summarizes the activity for LTIP Units for the three months ended March 31, 2023 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2023	4,214	$73.31
Granted	1,292	78.94
Vested LTIP Units	(688)	105.99
Balance at March 31, 2023	4,818	$70.16

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2023	2022
Net earnings attributable to common stockholders – Basic	463,170	$1,149,254
Net earnings attributable to exchangeable limited partnership units (1)	11,743	32,338
Adjusted net earnings attributable to common stockholders – Diluted	$474,913	$1,181,592

Weighted average common shares outstanding – Basic	923,888	740,368
Incremental weighted average effect on exchange of limited partnership units (1)	23,535	21,089
Incremental weighted average effect of equity awards	4,201	4,060
Weighted average common shares outstanding – Diluted (2)	951,624	765,517

Net earnings per share attributable to common stockholders:
Basic	$0.50	$1.55
Diluted	$0.50	$1.54

	Three Months Ended
	March 31,
Prologis, L.P.	2023	2022
Net earnings attributable to common unitholders	$474,819	$1,181,525
Net earnings attributable to Class A Units	(4,045)	(12,415)
Net earnings attributable to common unitholders – Basic	470,774	1,169,110
Net earnings attributable to Class A Units	4,045	12,415
Net earnings attributable to exchangeable other limited partnership units	94	67
Adjusted net earnings attributable to common unitholders – Diluted	$474,913	$1,181,592

Weighted average common partnership units outstanding – Basic	939,054	753,159
Incremental weighted average effect on exchange of Class A Units	8,070	7,999
Incremental weighted average effect on exchange of other limited partnership units	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,201	4,060
Weighted average common units outstanding – Diluted (2)	951,624	765,517

Net earnings per unit attributable to common unitholders:
Basic	$0.50	$1.55
Diluted	$0.50	$1.54

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
Class A Units	8,070	7,999
Other limited partnership units	299	299
Equity awards	7,773	5,839
Prologis, L.P.	16,142	14,137
Common limited partnership units	15,166	12,791
Prologis, Inc.	31,308	26,928

Index

NOTE 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy or strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	March 31, 2023		December 31, 2022
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$741	$35	$494
British pound sterling	20,796	915	29,187	648
Canadian dollar	8,316	10	12,074	2
Chinese renminbi	443	434	657	364
Euro	41,794	3,051	51,317	2,801
Japanese yen	33,454	807	34,022	2,344
Swedish krona	5,568	26	6,292	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	16,305	555	23,534	-
Canadian dollar	18,002	-	24,552	-
Chinese renminbi	-	34	-	-

Interest rate swaps
Cash flow hedges
Euro	2,842	-	44,982	-
U.S. dollar	-	-	584	29
Total fair value of derivatives	$147,520	$6,573	$227,236	$6,682

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2023						2022
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	SEK	Other	Total
Notional amounts at January 1 ($)	283	601	349	331	81	1,645	175	749	383	250	85	20	1,662
New contracts ($)	6	9	49	27	41	132	45	350	(21)	61	9	13	457
Matured, expired or settled contracts ($)	(54)	(43)	(22)	(21)	(7)	(147)	(16)	(182)	(19)	(22)	(4)	(4)	(247)
Notional amounts at March 31 ($)	235	567	376	337	115	1,630	204	917	343	289	90	29	1,872

Weighted average forward rate at March 31	1.29	1.18	1.30	110.58			1.27	1.19	1.27	104.39	9.30
Active contracts at March 31	88	94	100	97			81	93	77	85	84

Index

The following table summarizes the undesignated derivative financial instruments exercised and outstanding recognized in realized and unrealized gains (losses), respectively, in Foreign Currency and Derivative Gains and Other Income, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended
	March 31,
	2023	2022
Exercised contracts	52	32
Realized gains on the matured, expired or settled contracts	$14	$15
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(14)	$15

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2023				2022
	CAD	CNH	GBP	Total	BRL	CAD	GBP	Total
Notional amounts at January 1 ($)	534	-	440	974	-	535	432	967
New contracts ($)	119	100	-	219	44	204	229	477
Matured, expired or settled contracts ($)	(124)	-	-	(124)	(44)	(125)	(100)	(269)
Notional amounts at March 31 ($)	529	100	440	1,069	-	614	561	1,175

Weighted average forward rate at March 31	1.30	6.72	1.28		-	1.26	1.35
Active contracts at March 31	6	1	4		-	7	5

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the three months ended March 31 (in millions):

	2023			2022
	EUR	USD	Total	EUR	Total
Notional amounts at January 1 ($)	447	150	597	165	165
New contracts ($)	434	550	984	1,004	1,004
Matured, expired or settled contracts ($) (1)	(709)	(700)	(1,409)	(722)	(722)
Notional amounts at March 31 ($)	172	-	172	447	447

(1)
Included in AOCI(L) are cash flow hedges of $268.6 million notional, that settled during the three months ended March 31, 2023, to hedge our exposure to the variability in future cash flows for forecasted debt transactions that have not occurred and will be hedged over 10 years.

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	March 31, 2023	December 31, 2022
British pound sterling	$1,252	$1,237
Canadian dollar	$373	$370

Index

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains and Other Income, Net on the remeasurement of the unhedged portion of our euro denominated debt and accrued interest (in millions):

	Three Months Ended
	March 31,
	2023	2022
Unrealized gains (losses) on the unhedged portion	$(4)	$15

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

The following table presents these changes in Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2023	2022
Derivative net investment hedges (1)	$(8,163)	$4,093
Debt designated as nonderivative net investment hedges	(41,499)	33,597
Cumulative translation adjustment	21,561	151,833
Total foreign currency translation gains (losses), net	$(28,101)	$189,523

Cash flow hedges (1) (2)	$(19,327)	$4,422
Our share of derivatives from unconsolidated co-investment ventures	(6,526)	8,927
Total unrealized gains (losses) on derivative contracts, net	$(25,853)	$13,349
Total change in other comprehensive income (losses)	$(53,954)	$202,872

(1)
The ending balance in AOCI/L for accumulated derivative gains on net investment hedges was $324.8 million and $333.0 million at March 31, 2023 and December 31, 2022, respectively. Additionally, the ending balance in AOCI/L for accumulated derivative gains on cash flow hedges was $13.4 million and $32.7 million at March 31, 2023 and December 31, 2022, respectively.

(2)
We estimate an additional expense of $1.0 million will be reclassified to Interest Expense over the next 12 months from March 31, 2023, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Fair Value Measurements on a Recurring Basis

At March 31, 2023 and December 31, 2022, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2023 and December 31, 2022, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At March 31, 2023 and December 31, 2022, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At March 31, 2023 and December 31, 2022, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2023 and December 31, 2022, as compared with those in effect when the

Index

debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis and take the opportunity to refinance our debt at lower rates and longer maturities based on market conditions and other factors. See Note 6 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities	$212,553	$212,553	$1,538,461	$1,538,461
Senior notes	22,399,340	19,275,513	19,786,253	16,604,241
Term loans and unsecured other	2,093,006	2,079,813	2,106,592	2,092,264
Secured mortgage	448,443	428,330	444,655	420,964
Total	$25,153,342	$21,996,209	$23,875,961	$20,655,930

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

Index

The following reconciliations are presented in thousands:

	Three Months Ended March 31,
	2023	2022
Revenues:
Real estate segment:
U.S.	$1,574,567	$1,038,991
Other Americas	25,572	22,191
Europe	19,156	12,008
Asia	14,591	12,013
Total real estate segment	1,633,886	1,085,203
Strategic capital segment:
U.S.	53,696	50,635
Other Americas	14,195	11,653
Europe	43,533	46,196
Asia	23,277	25,441
Total strategic capital segment	134,701	133,925

Total revenues	1,768,587	1,219,128

Segment net operating income: (1)
Real estate segment:
U.S. (2)	1,171,983	771,210
Other Americas	19,178	16,107
Europe	14,210	3,970
Asia	8,777	8,653
Total real estate segment	1,214,148	799,940
Strategic capital segment:
U.S. (2)	21,567	27,677
Other Americas	8,942	7,374
Europe	22,604	32,463
Asia	9,879	14,600
Total strategic capital segment	62,992	82,114

Total segment net operating income	1,277,140	882,054

Reconciling items:
General and administrative expenses	(99,777)	(74,646)
Depreciation and amortization expenses	(602,367)	(396,647)
Gains on dispositions of development properties and land, net	-	210,206
Gains on other dispositions of investments in real estate, net	4,047	584,835
Operating income	579,043	1,205,802

Earnings from unconsolidated entities, net	75,779	76,962
Interest expense	(136,011)	(64,064)
Foreign currency and derivative gains and other income, net	8,614	48,409
Gains (losses) on early extinguishment of debt, net	3,275	(18,165)
Earnings before income taxes	$530,700	$1,248,944

Index

	March 31, 2023	December 31, 2022
Segment assets:
Real estate segment:
U.S.	$71,965,308	$71,858,560
Other Americas	1,899,350	1,831,956
Europe	2,159,880	1,952,160
Asia	934,822	1,031,135
Total real estate segment	76,959,360	76,673,811
Strategic capital segment: (3)
U.S.	10,605	10,817
Europe	25,280	25,280
Asia	224	231
Total strategic capital segment	36,109	36,328
Total segment assets	76,995,469	76,710,139

Reconciling items:
Investments in and advances to unconsolidated entities	9,680,097	9,698,898
Assets held for sale or contribution	734,106	531,257
Cash and cash equivalents	522,501	278,483
Other assets	588,711	678,671
Total reconciling items	11,525,415	11,187,309
Total assets	$88,520,884	$87,897,448

(1)
Net Operating Income ("NOI") from the Real Estate Segment is calculated directly from our Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. NOI from the Strategic Capital Segment is calculated directly from our Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses.

(2)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(3)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at March 31, 2023 and December 31, 2022.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2023 and 2022 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $12.1 million in 2023 and $3.7 million in 2022 for both assets and liabilities.

•
We capitalized $14.7 million and $10.6 million in 2023 and 2022, respectively, of equity-based compensation expense.

•
We received $216.4 million in 2022, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4.

•
We issued less than 0.1 million shares in 2023 and 2022, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

We paid $129.9 million and $62.9 million for interest, net of amounts capitalized, during the three months ended March 31, 2023 and 2022, respectively.

We paid $46.2 million and $30.7 million for income taxes, net of refunds, during the three months ended March 31, 2023 and 2022, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 28, 2023

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of March 31, 2023, the related consolidated statements of income, comprehensive income, capital, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Operating Partnership as of December 31, 2022, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 28, 2023

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

We operate, manage and measure the operating performance of our properties on an owned and managed (“O&M”) basis. Our O&M portfolio includes our consolidated properties as well as properties owned by our unconsolidated co-investment ventures, which we manage. We make operating decisions based on our total O&M portfolio as we manage the properties without regard to their ownership. We also evaluate our results based on our proportionate economic ownership of each entity or property included in the O&M portfolio (“our share”), whether consolidated or unconsolidated, to reflect our share of the financial results of the O&M portfolio.

Included in our discussion below are references to funds from operations (“FFO”) and net operating income (“NOI”), neither of which are United States ("U.S.") generally accepted accounting principles (“GAAP”). See below for a reconciliation of Net Earnings Attributable to Common Stockholders/Unitholders in the Consolidated Statements of Income to our FFO measures and a reconciliation of NOI to Operating Income, the most directly comparable GAAP measures.

MANAGEMENT'S OVERVIEW

Prologis is the global leader in logistics real estate with a focus on high-barrier, high growth markets. We own, manage and develop well-located, high-quality logistics facilities in 19 countries across four continents. Our portfolio focuses on the world’s most vibrant centers of commerce and our scale across these locations allows us to better serve our customers’ diverse logistics requirements. Our teams actively manage our portfolio and provide comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We invest significant capital into new logistics properties principally through our development activity and third-party acquisitions. The contribution of newly developed properties to our co-investment ventures and the sale of non-strategic properties to third parties allows us to recycle capital back into our development and acquisition activities.

While the majority of our properties in the U.S. are wholly owned, we hold a significant ownership interest in properties both in the U.S. and internationally through our investment in the co-investment ventures. Partnering with the world’s largest institutional investors through co-investment ventures allows us to enhance and diversify our real estate returns as well as mitigate our exposure to foreign currency movements.

Index

Logistics supply chains have increased dramatically in their importance to our customers and the global economy. The long-term trends of e-commerce adoption and supply chain resiliency continue to drive the need for increased warehouse space to store and distribute goods. This demand has translated into meaningful increases in rents and has resulted in low vacancy. We believe this demand is driven by three primary factors: (i) customer supply chains re-positioning to address the significant shift to e-commerce and heightened service expectations; (ii) overall consumption and household growth; and (iii) our customers’ desire for more supply chain resiliency. We believe these forces will keep demand strong for the long term.

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

Our Global Presence

In October 2022, we completed the acquisition of Duke Realty Corporation and Duke Realty Limited Partnership (collectively “Duke”) through a merger transaction that we refer to as the “Duke Transaction” and is detailed in Note 2 to the Consolidated Financial Statements. The Duke portfolio was primarily comprised of logistics real estate assets, including 494 industrial operating properties, aggregating 144 million square feet. The total acquisition price, including transaction costs, was $23.2 billion and was funded through the issuance of equity and the assumption of debt.

At March 31, 2023, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.2 billion square feet across the following geographies:

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

(2)
A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of when a property that was developed has been completed for one year, is contributed to a co-investment venture following completion or is 90% occupied. Amounts represent our total expected investment ("TEI") upon stabilization, which includes the estimated cost of development or expansion, including land, construction and leasing costs.

Real Estate Segment

Rental Operations. Rental operations comprises the largest component of our operating segments and generally contributes 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the three months ended March 31, 2023, within the consolidated operating portfolio, the weighted average lease term was 58 months. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to the requirements of our customers while deepening our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that result in cost-savings and operational efficiencies for our customers; and (v) our procurement capabilities that allow us to secure high-demand construction materials at lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the value of our Real Estate Segment. Generally, we develop properties in the U.S. for long- term hold and outside the U.S. for contribution to our unconsolidated co-investment ventures.

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

•
Rent Growth. We expect rents in our markets to continue to increase due to healthy demand combined with low vacancy. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future organic NOI growth. We estimate that our lease mark-to-market is approximately 68% (on a net effective basis), which represents the growth rate from in-place rents to current market rents based on our share of the O&M portfolio at March 31, 2023. Therefore, even if there was no additional market rent growth in the future, we expect our lease renewals to translate into significant increases in future income. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013.

•
Value Creation from Development. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgment of market conditions, opportunities and risks. One of the ways in which we create value is through our focus on sourcing well-located land and redevelopment sites through acquisition opportunities, including our innovative approach with Covered Land Plays, which are income-producing assets acquired with the intention to redevelop for higher and better use as industrial properties. Based on our current estimates, our consolidated land, including options and Covered Land Plays, has the potential to support the development of $34.0 billion ($38.4 billion on an O&M basis) of TEI of new logistics space. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At March 31, 2023, the gross book value of the operating portfolio held by our eight unconsolidated co-investment ventures was $50.3 billion across 491 million square feet.

•
Balance Sheet Strength. At March 31, 2023, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average interest rate was 2.6%, primarily as a result of our refinancing activities over the last several years. Through our refinancing activities we have substantially addressed all our debt maturities until 2026 and have taken advantage of previously low interest rates. At March 31, 2023, we had total available liquidity of $5.7 billion. On April 5, 2023, we amended and restated our second global senior credit facility (the "2021 Global Facility" as the "2023 Global Facility") and upsized it by $1.0 billion, bringing the total borrowing capacity under our credit facilities to $6.5 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

•
Economies of Scale from Growth. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. The acquisition of the Duke portfolio in 2022 is a key example of this, where we increased our O&M portfolio significantly in the fourth quarter of 2022 and had minimal increases to G&A expenses, resulting in lower G&A expenses as a percentage of investments in real estate. While we plan to make future investments in our new lines of business through Prologis Essentials, we expect to maintain our operational efficiency.

•
Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale to obtain procurement savings and innovating through data analytics and digitization efforts. This includes $175 million of investments, at March 31, 2023, in early and growth-stage companies that are focused on emerging

Index

technology. Through Prologis Essentials we support our customers through service and product offerings, including innovative solutions to operations, energy and sustainability, mobility and workforce that can make our customers' decision process easier and their enterprise more efficient.

SUMMARY OF THE THREE MONTHS ENDED MARCH 31, 2023

Our operating results were strong during the three months ended March 31, 2023. Consistent demand and low vacancy in the global logistics markets drove increases in market rents, which along with our significant lease mark-to-market, translated into positive rent change on rollover and same-store growth in our O&M portfolio. Our O&M operating portfolio occupancy was 98.0% at March 31, 2023 and rent change on leases commenced during the three months ended March 31, 2023 was 68.8%, on a net effective basis, based on our ownership share. We believe our results for the three months ended March 31, 2023 are representative of the health of our business despite a slowing economy. Due to current market conditions, we continue to expect some decline in asset valuations and will remain disciplined as we evaluate capital deployment activities. We anticipate the pace of development starts and contributions into our open ended funds to increase in the second half of the year. We believe we are well-positioned to organically grow revenues given the increase in market rents over the last several years and our high lease mark-to-market. However, we will continue to be cautious as we manage our business in this uncertain macroeconomic environment.

At March 31, 2023, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average interest rate was 2.6%. We completed the following financing activities during the three months ended March 31, 2023:

•
At March 31, 2023, we had total available liquidity of $5.7 billion, with aggregate availability under our credit facilities of $5.2 billion and unrestricted cash balances of $0.5 billion. On April 5, 2023, we amended and restated our 2021 Global Facility as the 2023 Global Facility and upsized it by $1.0 billion, bringing the total borrowing capacity of our credit facilities to $6.5 billion.

•
We issued $2.6 billion of senior notes (principal in millions):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate	Years	Maturity Dates
January	€1,250	$1,354	4.1%	13.8	January 2030 – 2043
March	$1,200	$1,200	4.9%	17.7	June 2033 – 2053
Total		$2,554	4.5%	15.6

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Index

Below is our NOI by segment per our Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the three months ended March 31 (in millions).

	2023	2022
Real estate segment:
Rental revenues	$1,634	$1,077
Development management and other revenues	-	8
Rental expenses	(413)	(276)
Other expenses	(7)	(9)
Real Estate Segment – NOI	1,214	800

Strategic capital segment:
Strategic capital revenues	135	134
Strategic capital expenses	(72)	(52)
Strategic Capital Segment– NOI	63	82

General and administrative expenses	(100)	(74)
Depreciation and amortization expenses	(602)	(397)
Operating income before gains on real estate transactions, net	575	411
Gains on dispositions of development properties and land, net	-	210
Gains on other dispositions of investments in real estate, net	4	585
Operating income	$579	$1,206

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

Below are the components of Real Estate Segment NOI for the three months ended March 31, derived directly from line items in the Consolidated Financial Statements (in millions):

	2023	2022
Rental revenues	$1,634	$1,077
Development management and other revenues	-	8
Rental expenses	(413)	(276)
Other expenses	(7)	(9)
Real Estate Segment – NOI	$1,214	$800

Index

The change in Real Estate Segment (“RES”) NOI for the three months ended March 31, 2023 compared to the same period in 2022 of $414 million was impacted by the following activities (in millions):

(1)
Acquisition activity is primarily due to the Duke Transaction on October 3, 2022. This includes the net below market lease liabilities that are amortized to rental revenues over the remaining lease term, which on average was 64 months at acquisition.

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

(3)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2022 through March 31, 2023.

(4)
The change is partially due to higher insurance costs from an unusually active storm season during the three months ended March 31, 2023.

Below are key operating metrics of our consolidated operating portfolio, which excludes non-strategic industrial properties.

(1)
In October 2022, we completed the Duke Transaction, which increased our consolidated square feet.

(2)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(3)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the three months ended March 31 (dollars and square feet in millions):

	2023	2022
Starts:
Number of new development buildings during the period	2	31
Square feet	1	7
TEI	$59	$1,041
Percentage of build-to-suits based on TEI	100.0%	36.6%

Stabilizations:
Number of development buildings stabilized during the period	15	6
Square feet	6	3
TEI	$700	$197
Percentage of build-to-suits based on TEI	50.8%	51.2%
Weighted average stabilized yield (1)	6.5%	6.0%
Estimated value at completion	$961	$360
Estimated weighted average margin (2)	37.3%	82.9%
Estimated value creation	$261	$163

(1)
We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)
Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI.

At March 31, 2023, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before April 2025 with a TEI of $6.8 billion and was 43.4% leased. Our investment in the development portfolio was $4.3 billion at March 31, 2023, leaving $2.5 billion remaining to be spent.

Capital Expenditures

We capitalize costs incurred in improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes capitalized expenditures, excluding development costs of our consolidated operating properties during each quarter:

Strategic Capital Segment

This operating segment includes revenues from asset management and property management services, transactional services for acquisition, disposition and leasing activity and promote revenue earned primarily from the unconsolidated co-investment ventures. Revenues associated with the Strategic Capital Segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties and other transactional activity including foreign currency exchange rates and timing of promotes. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital Segment through Strategic Capital Expenses and to the Real Estate Segment through Rental Expenses based on the square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 4 to the Consolidated Financial Statements.

Index

Below are the components of Strategic Capital Segment NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2023	2022
Strategic capital revenues	$135	$134
Strategic capital expenses	(72)	(52)
Strategic Capital Segment – NOI	$63	$82

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the three months ended March 31 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Strategic capital revenues ($) (2)
Recurring fees (3)	46	42	12	11	40	43	20	20	118	116
Transactional fees (4)	8	9	2	1	4	3	3	5	17	18
Total strategic capital revenues ($)	54	51	14	12	44	46	23	25	135	134
Strategic capital expenses ($) (2)	(33)	(23)	(5)	(5)	(21)	(14)	(13)	(10)	(72)	(52)
Strategic Capital Segment– NOI ($)	21	28	9	7	23	32	10	15	63	82

(1)
The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)
We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. Changes in asset valuations within the co-investment ventures during the promote period is one of the significant inputs into the calculation of promote revenues. The asset valuations are prepared by third-party valuation firms. There were no significant promotes earned during the three months ended March 31, 2023 and 2022, respectively.

Approximately 40% of the promote earned by us from the co-investment ventures is paid to our employees as a combination of cash and stock-based awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested. The increase in strategic capital expenses is partially due to higher expenses for PPP awards related to promotes earned in the third quarter of 2022.

(3)
Recurring fees include asset management and property management fees.

(4)
Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

G&A Expenses

G&A expenses were $100 million and $74 million for the three months ended March 31, 2023 and 2022, respectively. G&A expenses increased in 2023 as compared to 2022, principally due to inflationary increases and higher compensation expenses based on our performance. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the three months ended March 31 (dollars in millions):

	2023	2022
Building and land development activities	$37	$25
Operating building improvements and other	15	11
Total capitalized G&A expenses	$52	$36
Capitalized salaries and related costs as a percent of total salaries and related costs	24.5%	23.4%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $602 million and $397 million for the three months ended March 31, 2023 and 2022.

The change in depreciation and amortization expenses during the three months ended March 31, 2023 from the same period in 2022 of approximately $205 million was impacted by the following activities (in millions):

(1)
Included in acquisitions are the operating properties, other real estate properties and related lease intangibles acquired in the Duke Transaction.

Gains on Real Estate Transactions, Net

During the three months ended March 31, 2023, due to current market conditions we did not contribute any properties to the unconsolidated co-investment ventures and sold a minimal number of properties to third parties. During the three months ended March 31, 2022, we recognized gains on the disposition of development properties and land of $210 million, primarily from the contribution of properties we developed to our unconsolidated co-investment ventures in Europe, and we recognized gains on other dispositions of investments in real estate of $585 million, primarily due to the sale of non-strategic operating properties to third parties. Historically, we have utilized the proceeds from these transactions primarily to fund our development activities. See Note 3 to the Consolidated Financial Statements for further information on these transactions.

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

Our O&M operating portfolio does not include our development portfolio, value-added properties, non-industrial properties or properties that we consider non-strategic and do not have the intent to hold long term that are classified as either held for sale or within other real estate investments. Value-added properties are properties we have either acquired at a discount and believe we could provide greater

Index

returns post-stabilization or properties we expect to repurpose to a higher and better use. See below for information on our O&M operating portfolio (square feet in millions):

	March 31, 2023			December 31, 2022
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,833	602	98.3%	2,812	595	98.3%
Unconsolidated	2,192	491	97.7%	2,177	488	98.1%
Total	5,025	1,093	98.0%	4,989	1,083	98.2%

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

We define our same store population for the three months ended March 31, 2023 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2022 and owned throughout the same three-month period in both 2022 and 2023. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2022) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2023	2022	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,634	$1,077
Rental expenses	(413)	(276)
Consolidated Property NOI	1,221	801

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(418)	(71)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	701	645
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(567)	(522)
Prologis Share of Same Store Property NOI – Net Effective (2)	$937	$853	9.9%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(18)	(23)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(7)	(24)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	6	18
Prologis Share of Same Store Property NOI – Cash (2)(3)	$918	$824	11.4%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at March 31, 2023 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $76 million and $77 million for the three months ended March 31, 2023 and 2022, respectively.

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

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2023	2022
Gross interest expense	$141	$73
Amortization of debt discount and debt issuance costs, net	18	2
Capitalized amounts	(23)	(11)
Net interest expense	$136	$64
Weighted average effective interest rate during the period	2.5%	1.6%

Interest expense increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to assuming $4.2 billion of debt in the Duke Transaction with a weighted average interest rate at fair value of 4.9%, which included $2.9 billion of senior notes and a $501 million term loan. Additionally, we issued $2.6 billion of senior notes during the first quarter of 2023 and $3.3 billion during the year ended December 31, 2022, with a weighted average interest rate of 4.5% and 2.3%, respectively, at the issuance date.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains and Other Income, Net

We recognized foreign currency and derivative gains and other income, net, of $9 million and $48 million for the three months ended March 31, 2023 and 2022, respectively.

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

The following table details our foreign currency and derivative gains, net for the three months ended March 31 (in millions):

	2023	2022
Realized foreign currency and derivative gains (losses), net:
Gains on the settlement of undesignated derivatives	$14	$15
Losses on the settlement of transactions with third parties	-	(1)
Total realized foreign currency and derivative gains, net	14	14

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(18)	30
Gains on remeasurement of certain assets and liabilities	8	3
Total unrealized foreign currency and derivative gains (losses), net	(10)	33
Total foreign currency and derivative gains, net	$4	$47

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

The following table summarizes our income tax expense for the three months ended March 31 (in millions):

	2023	2022
Current income tax expense (benefit):
Income tax expense	$26	$23
Income tax expense (benefit) on dispositions	2	(1)
Total current income tax expense	28	22

Deferred income tax expense:
Income tax expense	4	7
Total deferred income tax expense	4	7
Total income tax expense	$32	$29

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $34 million and $69 million for the three months ended March 31, 2023 and 2022, respectively. Included in these amounts were $12 million and $32 million for the three months ended March 31, 2023 and 2022, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) during the three months ended March 31, 2023 and 2022, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate swaps to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

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

Given the uncertain macro environment and the impact on real estate valuations, we expect to be cautious as we evaluate capital deployment activities. We anticipate the pace of development starts and contributions into our open ended funds to increase in the second half of the year.

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

Index

•
completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2023, 123 properties in our development portfolio were 43.4% leased with a current investment of $4.3 billion and a TEI of $6.8 billion when completed and leased, leaving $2.5 billion of estimated additional required investment);

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

•
repayment of debt and scheduled principal payments of $32 million in the remainder of 2023 and $520 million in 2024;

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

•
available unrestricted cash balances ($523 million at March 31, 2023);

•
borrowing capacity under our current credit facility arrangements ($5.2 billion available at March 31, 2023 and on April 5, 2023, we amended and restated our 2021 Global Facility as the 2023 Global Facility and upsized it by $1.0 billion, bringing the total borrowing capacity of our credit facilities to $6.5 billion); and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	March 31, 2023			December 31, 2022
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,264	5.0%	2.1%	$1,228	5.1%
Canadian dollar	4.9%	813	3.2%	4.5%	815	3.4%
Euro	1.7%	9,101	36.2%	1.3%	7,991	33.5%
Japanese yen	1.0%	3,367	13.4%	1.0%	3,308	13.9%
U.S. dollar	3.6%	10,608	42.2%	3.6%	10,534	44.1%
Total debt (1)	2.6%	$25,153	100.0%	2.5%	$23,876	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at March 31, 2023 and December 31, 2022 was 10 and 9 years, respectively.

Index

Our credit ratings at March 31, 2023, were A3 from Moody’s with a stable outlook and A from Standard & Poor’s with a stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At March 31, 2023, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at March 31, 2023 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$1,125	$1,125	2024 – 2026 (2)
Prologis European Logistics Fund	-	262	262	2025 – 2026 (2)
Prologis China Logistics Venture	252	1,318	1,570	2023 – 2028
Prologis Brazil Logistics Venture	34	135	169	2026
Total	$286	$2,840	$3,126

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at March 31, 2023.

(2)
Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2023	2022
Net cash provided by operating activities	$1,114	$842
Net cash provided by (used in) investing activities	$(1,049)	$283
Net cash provided by financing activities	$172	$242
Net increase in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$244	$1,357

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the three months ended March 31, 2023 and 2022:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $144 million and $37 million in 2023 and 2022, respectively.

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

Index

•
G&A expenses and equity-based compensation awards. We incurred $100 million and $74 million of G&A expenses in 2023 and 2022, respectively. We recognized equity-based, noncash compensation expenses of $63 million and $41 million in 2023 and 2022, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses.

•
Operating distributions from unconsolidated entities. We received $135 million and $96 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2023 and 2022, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $130 million and $63 million in 2023 and 2022, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $46 million and $31 million in 2023 and 2022, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of operating properties. Contribution and disposition activity in 2023 was significantly lower than in 2022 due to a pause on contributions into our open ended funds given current market conditions and minimal sales of properties to third parties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. Acquisition activity includes land for future development, operating properties and other real estate assets. See Note 3 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the three months ended March 31, 2023 and 2022:

•
Duke Transaction, net of cash acquired. We paid transaction costs of $4 million in 2023 that were accrued at the time of the Duke acquisition. The acquisition was financed through the issuance of equity and the assumption of debt in 2022. See Note 2 to the Consolidated Financial Statements for more information on this transaction.

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $40 million and $35 million in 2023 and 2022, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $21 million and $14 million in 2023 and 2022, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from (payments on) the settlement of net investment hedges. We received net proceeds of $5 million and $3 million for the settlement of net investment hedges in 2023 and 2022, respectively. See Note 10 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the three months ended March 31 (in millions):

	2023	2022
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$2	$174
Secured mortgage debt	-	159
Senior notes	89	-
Total	$91	$333

Proceeds from the issuance of debt
Secured mortgage debt	$7	$-
Senior notes	2,538	1,841
Total	$2,545	$1,841

Index

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $8.1 billion at March 31, 2023. These ventures had total third-party debt of $13.6 billion at March 31, 2023 with a weighted average remaining maturity of 7 years and weighted average interest rate of 2.9%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 26.2% at March 31, 2023 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At March 31, 2023, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.87 and $0.79 per common share in the first quarter of 2023 and 2022, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in the first quarter of 2023 and 2022.

At March 31, 2023, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Index

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

Index

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

	2023	2022
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$463	$1,149

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	590	385
Gains on other dispositions of investments in real estate, net of taxes	(3)	(589)
Reconciling items related to noncontrolling interests	(18)	17
Our share of reconciling items included in earnings related to unconsolidated entities	115	82
NAREIT defined FFO attributable to common stockholders/unitholders	1,147	1,044

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	8	(33)
Deferred income tax expense	4	7
FFO, as modified by Prologis attributable to common stockholders/unitholders	1,159	1,018

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	-	(210)
Current income tax expense on dispositions	-	4
Losses (gains) on early extinguishment of debt, net	(3)	18
Reconciling items related to noncontrolling interests	-	4
Our share of reconciling items included in earnings related to unconsolidated entities	1	-
Core FFO attributable to common stockholders/unitholders	$1,157	$834

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. See also Note 10 in the Consolidated Financial Statements in Item 1 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at March 31, 2023. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At March 31, 2023, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the three months ended March 31, 2023, $128 million or 7% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen and have an aggregate notional amount of $1.6 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $163 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At March 31, 2023, $23.7 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At March 31, 2023, $2.0 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at March 31, 2023 (dollars in millions):

	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1)	$28	$258	$175	$1,313	$21,950	$23,724	$19,992
Weighted average interest rate (2)	3.9%	1.3%	3.2%	3.3%	2.5%	2.6%

Variable rate debt
Credit facilities	$-	$99	$-	$114	$-	$213	$213
Secured mortgage debt	4	-	17	64	-	85	84
Senior notes	-	163	-	-	-	163	163
Term loans	-	-	721	638	188	1,547	1,544
Total variable rate debt	$4	$262	$738	$816	$188	$2,008	$2,004

(1)
At March 31, 2023, we had one interest rate swap agreement to fix €150 million ($156 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at March 31, 2023 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

Index

At March 31, 2023, the weighted average effective interest rate on our variable rate debt was 2.9% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at March 31, 2023. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $6 million for the quarter ended March 31, 2023, which equates to a change in interest rates of 29 basis points on our average outstanding variable rate debt balances and 2 basis points on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At March 31, 2023, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2023, we issued less than 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

Index

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

On April 27, 2023, the Parent amended the partnership agreement of the Operating Partnership to clarify the allocation and treatment of certain entity level taxes that are attributable to specific limited partners or that relate to tax elections made by specific limited partners.

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12-b-32, are incorporated herein by reference.

3.1†	Fourth Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated April 27, 2023.

4.1	Form of Officers’ Certificate related to the 3.875% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on January 31, 2023).

4.2	Form of 3.875% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on January 31, 2023).

4.3	Form of Officers’ Certificate related to the 4.250% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on January 31, 2023).

4.4	Form of 4.250% Notes due 2043 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on January 31, 2023).

4.5	Form of Officers’ Certificate related to the 4.750% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on March 30, 2023).

4.6	Form of 4.750% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on March 30, 2023).

4.7	Form of Officers’ Certificate related to the 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on March 30, 2023).

4.8	Form of 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on March 30, 2023).

10.1

Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on January 5, 2023).

10.2

Form of Retirement Eligibility Waiver Amendment for Named Executive Officers (other than Hamid Moghadam) (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on January 5, 2023).

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

Index

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

Date: April 28, 2023