Form 10-Q
period 2023-06-30
Prologis, Inc.; Prologis, L.P.
filed 2023-07-26
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 24, 2023, was approximately 923,862,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2023, the Parent owned a 97.61% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.39% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Investments in real estate properties	$86,550,420	$81,623,396
Less accumulated depreciation	9,977,207	9,036,085
Net investments in real estate properties	76,573,213	72,587,311
Investments in and advances to unconsolidated entities	9,931,261	9,698,898
Assets held for sale or contribution	616,571	531,257
Net investments in real estate	87,121,045	82,817,466

Cash and cash equivalents	531,110	278,483
Other assets	4,739,886	4,801,499
Total assets	$92,392,041	$87,897,448

LIABILITIES AND EQUITY
Liabilities:
Debt	$28,129,473	$23,875,961
Accounts payable and accrued expenses	1,582,205	1,711,885
Other liabilities	4,602,539	4,446,509
Total liabilities	34,314,217	30,034,355

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2023 and December 31, 2022	63,948	63,948
Common stock; $0.01 par value; 923,861 shares and 923,142 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9,239	9,231
Additional paid-in capital	54,115,592	54,065,407
Accumulated other comprehensive loss	(332,370)	(443,609)
Distributions in excess of net earnings	(390,779)	(457,695)
Total Prologis, Inc. stockholders’ equity	53,465,630	53,237,282
Noncontrolling interests	4,612,194	4,625,811
Total equity	58,077,824	57,863,093
Total liabilities and equity	$92,392,041	$87,897,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental	$1,651,454	$1,093,452	$3,285,224	$2,170,313
Strategic capital	799,035	156,239	933,736	290,164
Development management and other	482	2,389	598	10,731
Total revenues	2,450,971	1,252,080	4,219,558	2,471,208
Expenses:
Rental	387,938	270,465	800,492	546,139
Strategic capital	150,906	57,052	222,615	108,863
General and administrative	95,647	83,114	195,424	157,760
Depreciation and amortization	602,168	402,313	1,204,535	798,960
Other	12,160	11,621	19,344	21,210
Total expenses	1,248,819	824,565	2,442,410	1,632,932

Operating income before gains on real estate transactions, net	1,202,152	427,515	1,777,148	838,276
Gains on dispositions of development properties and land, net	184,877	105,802	184,877	316,008
Gains on other dispositions of investments in real estate, net	24,761	-	28,808	584,835
Operating income	1,411,790	533,317	1,990,833	1,739,119

Other income (expense):
Earnings from unconsolidated entities, net	70,642	79,594	146,421	156,556
Interest expense	(149,818)	(60,293)	(285,829)	(124,357)
Foreign currency and derivative gains and other income, net	26,104	144,382	34,718	192,791
Gains (losses) on early extinguishment of debt, net	-	(730)	3,275	(18,895)
Total other income (expense)	(53,072)	162,953	(101,415)	206,095
Earnings before income taxes	1,358,718	696,270	1,889,418	1,945,214
Income tax expense	(79,227)	(49,834)	(111,298)	(79,056)
Consolidated net earnings	1,279,491	646,436	1,778,120	1,866,158
Less net earnings attributable to noncontrolling interests	63,463	35,043	97,469	103,980
Net earnings attributable to controlling interests	1,216,028	611,393	1,680,651	1,762,178
Less preferred stock dividends	1,475	1,538	2,928	3,069
Net earnings attributable to common stockholders	$1,214,553	$609,855	$1,677,723	$1,759,109

Weighted average common shares outstanding – Basic	924,191	740,637	924,087	740,506
Weighted average common shares outstanding – Diluted	951,706	766,074	951,638	765,859

Net earnings per share attributable to common stockholders – Basic	$1.31	$0.82	$1.82	$2.38

Net earnings per share attributable to common stockholders – Diluted	$1.31	$0.82	$1.81	$2.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consolidated net earnings	$1,279,491	$646,436	$1,778,120	$1,866,158
Other comprehensive income:
Foreign currency translation gains, net	166,049	332,517	137,948	522,040
Unrealized gains (losses) on derivative contracts, net	2,153	28,979	(23,700)	42,328
Comprehensive income	1,447,693	1,007,932	1,892,368	2,430,526
Net earnings attributable to noncontrolling interests	(63,463)	(35,043)	(97,469)	(103,980)
Other comprehensive income attributable to noncontrolling interests	(4,148)	(9,137)	(3,009)	(14,876)
Comprehensive income attributable to common stockholders	$1,380,082	$963,752	$1,791,890	$2,311,670

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended June 30, 2023 and 2022

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2023	$63,948	923,453	$9,235	$54,058,036	$(496,424)	$(799,577)	$4,630,011	$57,465,229
Consolidated net earnings	-	-	-	-	-	1,216,028	63,463	1,279,491
Effect of equity compensation plans	-	36	-	21,687	-	-	32,410	54,097
Capital contributions	-	-	-	-	-	-	1,698	1,698
Redemption of noncontrolling interests	-	372	4	21,494	-	-	(45,698)	(24,200)
Foreign currency translation gains, net	-	-	-	-	161,967	-	4,082	166,049
Unrealized gains on derivative contracts, net	-	-	-	-	2,087	-	66	2,153
Reallocation of equity	-	-	-	14,378	-	-	(14,378)	-
Dividends ($0.87 per common share) and other distributions	-	-	-	(3)	-	(807,230)	(59,460)	(866,693)
Balance at June 30, 2023	$63,948	923,861	$9,239	$54,115,592	$(332,370)	$(390,779)	$4,612,194	$58,077,824

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2022	$63,948	740,189	$7,402	$35,546,263	$(681,120)	$(764,425)	$4,290,134	$38,462,202
Consolidated net earnings	-	-	-	-	-	611,393	35,043	646,436
Effect of equity compensation plans	-	36	1	16,900	-	-	24,452	41,353
Capital contributions	-	-	-	-	-	-	10,649	10,649
Redemption of noncontrolling interests	-	135	1	6,272	-	-	(29,992)	(23,719)
Foreign currency translation gains, net	-	-	-	-	324,163	-	8,354	332,517
Unrealized gains on derivative contracts, net	-	-	-	-	28,196	-	783	28,979
Reallocation of equity	-	-	-	4,505	-	-	(4,505)	-
Dividends ($0.79 per common share) and other distributions	-	-	-	-	-	(587,732)	(36,747)	(624,479)
Balance at June 30, 2022	$63,948	740,360	$7,404	$35,573,940	$(328,761)	$(740,764)	$4,298,171	$38,873,938

Six Months Ended June 30, 2023 and 2022

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2023	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-	-	-	-	-	1,680,651	97,469	1,778,120
Effect of equity compensation plans	-	324	4	35,155	-	-	83,826	118,985
Capital contributions	-	-	-	-	-	-	1,698	1,698
Redemption of noncontrolling interests	-	395	4	22,798	-	-	(89,271)	(66,469)
Foreign currency translation gains, net	-	-	-	-	134,372	-	3,576	137,948
Unrealized losses on derivative contracts, net	-	-	-	-	(23,133)	-	(567)	(23,700)
Reallocation of equity	-	-	-	(7,765)	-	-	7,765	-
Dividends ($1.74 per common share) and other distributions	-	-	-	(3)	-	(1,613,735)	(118,113)	(1,731,851)
Balance at June 30, 2023	$63,948	923,861	$9,239	$54,115,592	$(332,370)	$(390,779)	$4,612,194	$58,077,824

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2022	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-	-	-	-	-	1,762,178	103,980	1,866,158
Effect of equity compensation plans	-	326	4	21,117	-	-	60,399	81,520
Capital contributions	-	-	-	-	-	-	11,083	11,083
Redemption of noncontrolling interests	-	207	2	9,572	-	-	(59,562)	(49,988)
Foreign currency translation gains, net	-	-	-	-	508,315	-	13,725	522,040
Unrealized gains on derivative contracts, net	-	-	-	-	41,177	-	1,151	42,328
Reallocation of equity	-	-	-	(18,347)	-	-	18,347	-
Dividends ($1.58 per common share) and other distributions	-	-	-	(10)	-	(1,175,114)	(166,289)	(1,341,413)
Balance at June 30, 2022	$63,948	740,360	$7,404	$35,573,940	$(328,761)	$(740,764)	$4,298,171	$38,873,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Consolidated net earnings	$1,778,120	$1,866,158
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(292,799)	(72,666)
Equity-based compensation awards	152,774	78,352
Depreciation and amortization	1,204,535	798,960
Earnings from unconsolidated entities, net	(146,421)	(156,556)
Operating distributions from unconsolidated entities	235,656	192,210
Increase in operating receivables from unconsolidated entities	(625,211)	(34,951)
Amortization of debt discounts and debt issuance costs, net	35,755	4,275
Gains on dispositions of development properties and land, net	(184,877)	(316,008)
Gains on other dispositions of investments in real estate, net	(28,808)	(584,835)
Unrealized foreign currency and derivative losses (gains), net	12,023	(154,965)
Losses (gains) on early extinguishment of debt, net	(3,275)	18,895
Deferred income tax expense	5,295	17,557
Decrease in other assets	122,475	99,859
Increase (decrease) in accounts payable and accrued expenses and other liabilities	64,193	(110,808)
Net cash provided by operating activities	2,329,435	1,645,477
Investing activities:
Real estate development	(1,711,632)	(1,462,010)
Real estate acquisitions	(3,449,083)	(1,869,426)
Duke Transaction, net of cash acquired	(22,132)	-
Tenant improvements and lease commissions on previously leased space	(168,054)	(175,480)
Property improvements	(73,800)	(55,816)
Proceeds from dispositions and contributions of real estate	774,625	1,653,597
Investments in and advances to unconsolidated entities	(172,843)	(112,848)
Return of investment from unconsolidated entities	288,501	37,252
Proceeds from the settlement of net investment hedges	21,231	26,487
Payments on the settlement of net investment hedges	-	(771)
Net cash used in investing activities	(4,513,187)	(1,959,015)
Financing activities:
Dividends paid on common and preferred stock	(1,613,735)	(1,175,114)
Noncontrolling interests contributions	1,698	11,083
Noncontrolling interests distributions	(118,113)	(166,289)
Settlement of noncontrolling interests	(66,469)	(49,988)
Tax paid with shares withheld	(18,477)	(23,970)
Debt and equity issuance costs paid	(51,619)	(28,119)
Net proceeds from (payments on) credit facilities	(917,985)	127,454
Repurchase of and payments on debt	(268,576)	(751,114)
Proceeds from the issuance of debt	5,505,222	2,285,021
Net cash provided by financing activities	2,451,946	228,964

Effect of foreign currency exchange rate changes on cash	(15,567)	(34,028)
Net increase (decrease) in cash and cash equivalents	252,627	(118,602)
Cash and cash equivalents, beginning of period	278,483	556,117
Cash and cash equivalents, end of period	$531,110	$437,515

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2023	December 31, 2022
ASSETS
Investments in real estate properties	$86,550,420	$81,623,396
Less accumulated depreciation	9,977,207	9,036,085
Net investments in real estate properties	76,573,213	72,587,311
Investments in and advances to unconsolidated entities	9,931,261	9,698,898
Assets held for sale or contribution	616,571	531,257
Net investments in real estate	87,121,045	82,817,466

Cash and cash equivalents	531,110	278,483
Other assets	4,739,886	4,801,499
Total assets	$92,392,041	$87,897,448

LIABILITIES AND CAPITAL
Liabilities:
Debt	$28,129,473	$23,875,961
Accounts payable and accrued expenses	1,582,205	1,711,885
Other liabilities	4,602,539	4,446,509
Total liabilities	34,314,217	30,034,355

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,401,682	53,173,334
Limited partners – common	840,369	843,263
Limited partners – Class A common	469,424	464,781
Total partners’ capital	54,775,423	54,545,326
Noncontrolling interests	3,302,401	3,317,767
Total capital	58,077,824	57,863,093
Total liabilities and capital	$92,392,041	$87,897,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental	$1,651,454	$1,093,452	$3,285,224	$2,170,313
Strategic capital	799,035	156,239	933,736	290,164
Development management and other	482	2,389	598	10,731
Total revenues	2,450,971	1,252,080	4,219,558	2,471,208
Expenses:
Rental	387,938	270,465	800,492	546,139
Strategic capital	150,906	57,052	222,615	108,863
General and administrative	95,647	83,114	195,424	157,760
Depreciation and amortization	602,168	402,313	1,204,535	798,960
Other	12,160	11,621	19,344	21,210
Total expenses	1,248,819	824,565	2,442,410	1,632,932

Operating income before gains on real estate transactions, net	1,202,152	427,515	1,777,148	838,276
Gains on dispositions of development properties and land, net	184,877	105,802	184,877	316,008
Gains on other dispositions of investments in real estate, net	24,761	-	28,808	584,835
Operating income	1,411,790	533,317	1,990,833	1,739,119

Other income (expense):
Earnings from unconsolidated entities, net	70,642	79,594	146,421	156,556
Interest expense	(149,818)	(60,293)	(285,829)	(124,357)
Foreign currency and derivative gains and other income, net	26,104	144,382	34,718	192,791
Gains (losses) on early extinguishment of debt, net	-	(730)	3,275	(18,895)
Total other income (expense)	(53,072)	162,953	(101,415)	206,095
Earnings before income taxes	1,358,718	696,270	1,889,418	1,945,214
Income tax expense	(79,227)	(49,834)	(111,298)	(79,056)
Consolidated net earnings	1,279,491	646,436	1,778,120	1,866,158
Less net earnings attributable to noncontrolling interests	32,863	17,612	55,220	54,278
Net earnings attributable to controlling interests	1,246,628	628,824	1,722,900	1,811,880
Less preferred unit distributions	1,475	1,538	2,928	3,069
Net earnings attributable to common unitholders	$1,245,153	$627,286	$1,719,972	$1,808,811

Weighted average common units outstanding – Basic	939,250	753,610	939,276	753,420
Weighted average common units outstanding – Diluted	951,706	766,074	951,638	765,859

Net earnings per unit attributable to common unitholders – Basic	$1.31	$0.82	$1.82	$2.38

Net earnings per unit attributable to common unitholders – Diluted	$1.31	$0.82	$1.81	$2.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consolidated net earnings	$1,279,491	$646,436	$1,778,120	$1,866,158
Other comprehensive income:
Foreign currency translation gains, net	166,049	332,517	137,948	522,040
Unrealized gains (losses) on derivative contracts, net	2,153	28,979	(23,700)	42,328
Comprehensive income	1,447,693	1,007,932	1,892,368	2,430,526
Net earnings attributable to noncontrolling interests	(32,863)	(17,612)	(55,220)	(54,278)
Other comprehensive loss (income) attributable to noncontrolling interests	(93)	640	(280)	485
Comprehensive income attributable to common unitholders	$1,414,737	$990,960	$1,836,868	$2,376,733

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended June 30, 2023 and 2022

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2023	1,279	$63,948	923,453	$52,771,270	15,097	$862,734	8,595	$462,634	$3,304,643	$57,465,229
Consolidated net earnings	-	-	-	1,216,028	-	19,971	-	10,629	32,863	1,279,491
Effect of equity compensation plans	-	-	36	21,687	-	32,410	-	-	-	54,097
Capital contributions	-	-	-	-	-	-	-	-	1,698	1,698
Redemption of limited partners units	-	-	372	21,498	(559)	(45,698)	-	-	-	(24,200)
Foreign currency translation gains, net	-	-	-	161,967	-	2,566	-	1,423	93	166,049
Unrealized gains on derivative contracts, net	-	-	-	2,087	-	48	-	18	-	2,153
Reallocation of capital	-	-	-	14,378	-	(14,656)	-	278	-	-
Distributions ($0.87 per common unit) and other	-	-	-	(807,233)	-	(17,006)	-	(5,558)	(36,896)	(866,693)
Balance at June 30, 2023	1,279	$63,948	923,861	$53,401,682	14,538	$840,369	8,595	$469,424	$3,302,401	$58,077,824

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2022	1,279	$63,948	740,189	$34,108,120	12,949	$596,682	8,595	$369,402	$3,324,050	$38,462,202
Consolidated net earnings	-	-	-	611,393	-	10,823	-	6,608	17,612	646,436
Effect of equity compensation plans	-	-	36	16,901	1	24,452	-	-	-	41,353
Capital contributions	-	-	-	-	-	-	-	-	10,649	10,649
Redemption of limited partners units	-	-	135	6,273	(288)	(29,992)	-	-	-	(23,719)
Foreign currency translation gains (losses), net	-	-	-	324,163	-	5,472	-	3,522	(640)	332,517
Unrealized gains on derivative contracts, net	-	-	-	28,196	-	477	-	306	-	28,979
Reallocation of capital	-	-	-	4,505	-	(4,752)	-	247	-	-
Distributions ($0.79 per common unit) and other	-	-	-	(587,732)	-	(12,938)	-	(5,559)	(18,250)	(624,479)
Balance at June 30, 2022	1,279	$63,948	740,360	$34,511,819	12,662	$590,224	8,595	$374,526	$3,333,421	$38,873,938

Six Months Ended June 30, 2023 and 2022

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2023	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	1,680,651	-	27,575	-	14,674	55,220	1,778,120
Effect of equity compensation plans	-	-	324	35,159	843	83,826	-	-	-	118,985
Capital contributions	-	-	-	-	-	-	-	-	1,698	1,698
Redemption of limited partners units	-	-	395	22,802	(945)	(89,271)	-	-	-	(66,469)
Foreign currency translation gains, net	-	-	-	134,372	-	2,115	-	1,181	280	137,948
Unrealized losses on derivative contracts, net	-	-	-	(23,133)	-	(364)	-	(203)	-	(23,700)
Reallocation of capital	-	-	-	(7,765)	-	7,657	-	108	-	-
Distributions ($1.74 per common unit) and other	-	-	-	(1,613,738)	-	(34,432)	-	(11,117)	(72,564)	(1,731,851)
Balance at June 30, 2023	1,279	$63,948	923,861	$53,401,682	14,538	$840,369	8,595	$469,424	$3,302,401	$58,077,824

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2022	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	1,762,178	-	30,679	-	19,023	54,278	1,866,158
Effect of equity compensation plans	-	-	326	21,121	838	60,399	-	-	-	81,520
Capital contributions	-	-	-	-	-	-	-	-	11,083	11,083
Redemption of limited partners units	-	-	207	9,574	(530)	(59,562)	-	-	-	(49,988)
Foreign currency translation gains (losses), net	-	-	-	508,315	-	8,694	-	5,516	(485)	522,040
Unrealized gains on derivative contracts, net	-	-	-	41,177	-	704	-	447	-	42,328
Reallocation of capital	-	-	-	(18,347)	-	18,392	-	(45)	-	-
Distributions ($1.58 per common unit) and other	-	-	-	(1,175,124)	-	(26,179)	-	(11,117)	(128,993)	(1,341,413)
Balance at June 30, 2022	1,279	$63,948	740,360	$34,511,819	12,662	$590,224	8,595	$374,526	$3,333,421	$38,873,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Consolidated net earnings	$1,778,120	$1,866,158
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(292,799)	(72,666)
Equity-based compensation awards	152,774	78,352
Depreciation and amortization	1,204,535	798,960
Earnings from unconsolidated entities, net	(146,421)	(156,556)
Operating distributions from unconsolidated entities	235,656	192,210
Increase in operating receivables from unconsolidated entities	(625,211)	(34,951)
Amortization of debt discounts and debt issuance costs, net	35,755	4,275
Gains on dispositions of development properties and land, net	(184,877)	(316,008)
Gains on other dispositions of investments in real estate, net	(28,808)	(584,835)
Unrealized foreign currency and derivative losses (gains), net	12,023	(154,965)
Losses (gains) on early extinguishment of debt, net	(3,275)	18,895
Deferred income tax expense	5,295	17,557
Decrease in other assets	122,475	99,859
Increase (decrease) in accounts payable and accrued expenses and other liabilities	64,193	(110,808)
Net cash provided by operating activities	2,329,435	1,645,477
Investing activities:
Real estate development	(1,711,632)	(1,462,010)
Real estate acquisitions	(3,449,083)	(1,869,426)
Duke Transaction, net of cash acquired	(22,132)	-
Tenant improvements and lease commissions on previously leased space	(168,054)	(175,480)
Property improvements	(73,800)	(55,816)
Proceeds from dispositions and contributions of real estate	774,625	1,653,597
Investments in and advances to unconsolidated entities	(172,843)	(112,848)
Return of investment from unconsolidated entities	288,501	37,252
Proceeds from the settlement of net investment hedges	21,231	26,487
Payments on the settlement of net investment hedges	-	(771)
Net cash used in investing activities	(4,513,187)	(1,959,015)
Financing activities:
Distributions paid on common and preferred units	(1,659,284)	(1,212,410)
Noncontrolling interests contributions	1,698	11,083
Noncontrolling interests distributions	(72,564)	(128,993)
Redemption of common limited partnership units	(66,469)	(49,988)
Tax paid with shares of the Parent withheld	(18,477)	(23,970)
Debt and equity issuance costs paid	(51,619)	(28,119)
Net proceeds from (payments on) credit facilities	(917,985)	127,454
Repurchase of and payments on debt	(268,576)	(751,114)
Proceeds from the issuance of debt	5,505,222	2,285,021
Net cash provided by financing activities	2,451,946	228,964

Effect of foreign currency exchange rate changes on cash	(15,567)	(34,028)
Net increase (decrease) in cash and cash equivalents	252,627	(118,602)
Cash and cash equivalents, beginning of period	278,483	556,117
Cash and cash equivalents, end of period	$531,110	$437,515

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2023, the Parent owned a 97.61% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.39% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Index

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

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2023	2022	2023	2022	2023	2022
Operating properties:
Buildings and improvements	619,526	597,362	2,926	2,825	$51,200,167	$48,650,334
Improved land					22,343,052	20,388,461
Development portfolio, including land costs:
Prestabilized	12,050	4,874	33	15	1,460,258	597,553
Properties under development	27,603	44,011	82	121	2,759,500	3,614,601
Land (1)					3,620,821	3,338,121
Other real estate investments (2)					5,166,622	5,034,326
Total investments in real estate properties					86,550,420	81,623,396
Less accumulated depreciation					9,977,207	9,036,085
Net investments in real estate properties					$76,573,213	$72,587,311

(1)
At June 30, 2023 and December 31, 2022, our land was comprised of 7,336 and 7,188 acres, respectively.

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

Index

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (1)	2022	2023 (1)	2022
Number of operating properties	76	12	76	13
Square feet	14,941	1,491	14,941	1,794
Acres of land	118	628	238	1,206
Acquisition cost of net investments in real estate, excluding other real estate investments	$3,470,086	$983,741	$3,510,560	$1,248,226

Acquisition cost of other real estate investments	$34,096	$379,803	$40,281	$603,214

(1)
On June 29, 2023, we acquired a real estate portfolio comprised of 70 operating properties in the U.S., aggregating 13.8 million square feet, for cash consideration of $3.1 billion.

Dispositions

The following table summarizes our dispositions of net investments in real estate that include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dispositions of development properties and land, net (1)
Number of properties	5	4	5	11
Square feet	2,122	1,180	2,122	3,763
Net proceeds	$465,957	$235,194	$465,957	$677,749
Gains on dispositions of development properties and land, net	$184,877	$105,802	$184,877	$316,008

Other dispositions of investments in real estate, net (2)
Number of properties	-	-	5	102
Square feet	-	-	360	8,676
Net proceeds	$314,565	$-	$371,573	$1,264,280
Gains on other dispositions of investments in real estate, net	$24,761	$-	$28,808	$584,835

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)
During the three and six months ended June 30, 2023, we sold our ownership interest in an unconsolidated office joint venture.

Leases

We recognized lease right-of-use assets of $726.1 million and $735.4 million within Other Assets and lease liabilities of $637.3 million and $638.8 million within Other Liabilities, for land and office space leases in which we are the lessee, on the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively.

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

Index

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	June 30,	December 31,
	2023	2022
Unconsolidated co-investment ventures	$8,795,399	$8,073,927
Other ventures (1)	1,135,862	1,624,971
Total	$9,931,261	$9,698,898

(1)
Included in other ventures is our $177.9 million and $162.6 million investment in early and growth-stage companies that are focused on emerging technologies in the logistics sector at June 30, 2023 and December 31, 2022, respectively.

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recurring fees	$113,338	$115,806	$226,895	$229,043
Transactional fees	13,522	17,519	28,602	34,748
Promote revenue (1)	669,352	19,514	669,672	19,514
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$796,212	$152,839	$925,169	$283,305

(1)
Includes promote revenue earned from unconsolidated co-investment ventures principally in the U.S. and Mexico during the three and six months ended June 30, 2023.

(2)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia (2)		Total
At:	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Key property information:
Ventures	1	1	2	2	2	2	4	3	9	8
Operating properties	739	739	264	260	994	989	223	217	2,220	2,205
Square feet	123	123	61	60	220	219	92	89	496	491

Financial position:
Total assets ($)	12,804	12,617	4,190	3,744	22,958	22,502	9,729	9,964	49,681	48,827
Third-party debt ($)	3,718	3,468	918	919	5,587	5,315	3,836	3,811	14,059	13,513
Total liabilities ($)	5,075	4,143	1,056	1,011	7,602	7,292	4,244	4,279	17,977	16,725

Our investment balance ($) (3)	2,990	2,398	1,145	1,070	3,868	3,786	792	820	8,795	8,074
Our weighted average ownership (4)	26.2%	26.2%	39.1%	41.0%	31.3%	31.0%	15.2%	15.2%	27.5%	27.4%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
For the three months ended:
Total revenues ($)	329	291	102	96	412	354	162	157	1,005	898
Net earnings ($)	75	68	47	31	91	127	1	32	214	258

Our earnings from unconsolidated co-investment ventures, net ($)	20	19	15	10	30	39	1	5	66	73

For the six months ended:
Total revenues ($)	653	577	205	185	826	710	327	326	2,011	1,798
Net earnings ($)	176	140	90	64	160	231	28	66	454	501

Our earnings from unconsolidated co-investment ventures, net ($)	47	38	31	22	51	70	5	11	134	141

(1)
Prologis Brazil Logistics Venture (“PBLV”) and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
In April 2023, we formed Prologis Japan Core Logistics Fund ("PJLF") with two investors through the initial contribution of assets for ¥30.3 billion ($222.8 million) for which we received cash and equity ownership. We account for our investment in PJLF under the equity method of accounting. At June 30, 2023 our ownership interest was 16.3% and the remaining equity commitments were ¥104.8 billion ($724.6 million) and ¥17.0 billion ($117.7 million) our share.

Index

(3)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2023 and December 31, 2022, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($1.0 billion and $193.7 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. The receivables balance at June 30, 2023 was primarily due to the promote revenue we earned from Prologis Targeted U.S. Logistics Fund during the second quarter of 2023.

(4)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At June 30, 2023, our outstanding equity commitments were $399.7 million, principally for Prologis China Logistics Venture and PJLF. The equity commitments expire from 2023 to 2033 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2023 and December 31, 2022. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30,	December 31,
	2023	2022
Number of operating properties	17	21
Square feet	5,619	4,061
Total assets held for sale or contribution	$616,571	$531,257
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$15,060	$4,536

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	June 30, 2023			December 31, 2022
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities	5.4%	3.0	$629,512	4.2%	2.8	$1,538,461
Senior notes	2.9%	10.7	25,073,147	2.3%	10.3	19,786,253
Term loans and unsecured other	2.6%	4.4	2,058,732	2.3%	4.9	2,106,592
Secured mortgage	3.7%	4.0	368,082	3.0%	4.3	444,655
Total	2.9%	10.0	$28,129,473	2.5%	9.2	$23,875,961

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

Index

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	June 30, 2023			December 31, 2022
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,293,757	4.6%	2.1%	$1,228,483	5.1%
Canadian dollar	4.9%	830,034	2.9%	4.5%	814,491	3.4%
Euro	2.0%	9,891,790	35.2%	1.3%	7,991,301	33.5%
Japanese yen	1.0%	3,034,906	10.8%	1.0%	3,308,009	13.9%
U.S. dollar	4.0%	13,078,986	46.5%	3.6%	10,533,677	44.1%
Total	2.9%	$28,129,473	100.0%	2.5%	$23,875,961	100.0%

Credit Facilities

The following table summarizes information about our available liquidity at June 30, 2023 (in millions):

Aggregate lender commitments
Credit facilities	$6,500
Less:
Borrowings outstanding	630
Outstanding letters of credit	37
Current availability	5,833
Cash and cash equivalents	531
Total liquidity	$6,364

We have a global senior credit facility (the “2022 Global Facility”) with a borrowing capacity of $3.0 billion (subject to currency fluctuations). On April 5, 2023, we amended and restated our other global senior credit facility (the “2021 Global Facility”) as the 2023 Global Facility and upsized its borrowing capacity to $3.0 billion (subject to currency fluctuations). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis. The 2022 Global Facility is scheduled to initially mature in June 2026 and the 2023 Global Facility in June 2027; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We also have the ability to increase each credit facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the “Yen Credit Facility”) with total commitments of ¥55.0 billion ($380.3 million at June 30, 2023). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($518.5 million at June 30, 2023), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in July 2024; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2022 Global Facility, the 2023 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Senior Notes

The following table summarizes the issuances of senior notes during the six months ended June 30, 2023 (principal in thousands):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate	Years	Maturity Dates
January	€1,250,000	$1,354,125	4.1%	13.8	January 2030 – 2043
March	$1,200,000	$1,200,000	4.9%	17.7	June 2033 – 2053
May	€750,000	$808,425	4.6%	10.0	May 2033
June	$2,000,000	$2,000,000	5.1%	13.2	June 2028 – 2053
Total		$5,362,550	4.7%	13.9

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2023 and for each year through the period ended December 31, 2027, and thereafter were as follows at June 30, 2023 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2023 (1)	$-	$-	$-	$3,409	$3,409
2024 (1) (2)	17,285	325,980	-	97,254	440,519
2025 (3)	-	34,570	727,097	163,012	924,679
2026 (2)	563,330	1,308,468	587,746	3,980	2,463,524
2027 (2)	48,897	1,727,445	49,477	4,156	1,829,975
Thereafter	-	22,283,329	697,784	89,135	23,070,248
Subtotal	629,512	25,679,792	2,062,104	360,946	28,732,354
Unamortized premiums (discounts), net	-	(492,085)	828	8,335	(482,922)
Unamortized debt issuance costs, net	-	(114,560)	(4,200)	(1,199)	(119,959)
Total	$629,512	$25,073,147	$2,058,732	$368,082	$28,129,473

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)
Included in the 2024, 2026 and 2027 maturities were the Yen Credit Facility, the 2022 Global Facility and 2023 Global Facility, respectively, all of which can be extended for one year beyond the maturity date, subject to the payment of extension fees.

(3)
Included in the 2025 maturities was a Canadian term loan ($226.1 million at June 30, 2023) that can be extended until 2027.

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at June 30, 2023 were subject to certain financial covenants under their related documents. At June 30, 2023, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,156,855	$3,182,858	$7,158,428	$7,225,438	$151,335	$158,453
Other consolidated entities (1)	various	various	145,546	134,909	1,865,798	1,737,311	255,965	259,524
Prologis, L.P.			3,302,401	3,317,767	9,024,226	8,962,749	407,300	417,977
Limited partners in Prologis, L.P. (2)(3)			1,309,793	1,308,044	-	-	-	-
Prologis, Inc.			$4,612,194	$4,625,811	$9,024,226	$8,962,749	$407,300	$417,977

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at June 30, 2023 and December 31, 2022 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 8.6 million Class A Units that were convertible into 8.1 million and 8.0 million limited partnership units of the OP at June 30, 2023 and December 31, 2022, respectively.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 9.3 million and 10.0 million shares of the Parent’s common stock, at June 30, 2023 and December 31, 2022, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 5.2 million and 4.6 million shares of the Parent’s common stock at June 30, 2023 and December 31, 2022, respectively. See further discussion of LTIP Units in Note 8.

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

Index

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the six months ended June 30, 2023 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2023	1,533	$100.59
Granted	808	97.86
Vested and distributed	(372)	117.38
Forfeited	(31)	108.84
Balance at June 30, 2023	1,938	$96.10

LTIP Units

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2023 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2023	4,214	$73.31
Granted	1,355	81.06
Vested LTIP Units	(688)	106.00
Balance at June 30, 2023	4,881	$70.86

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2023	2022	2023	2022
Net earnings attributable to common stockholders – Basic	$1,214,553	$609,855	$1,677,723	$1,759,109
Net earnings attributable to exchangeable limited partnership units (1)	30,700	17,518	42,443	49,856
Adjusted net earnings attributable to common stockholders – Diluted	$1,245,253	$627,373	$1,720,166	$1,808,965

Weighted average common shares outstanding – Basic	924,191	740,637	924,087	740,506
Incremental weighted average effect on exchange of limited partnership units (1)	23,453	21,289	23,570	21,221
Incremental weighted average effect of equity awards	4,062	4,148	3,981	4,132
Weighted average common shares outstanding – Diluted (2)	951,706	766,074	951,638	765,859

Net earnings per share attributable to common stockholders:
Basic	$1.31	$0.82	$1.82	$2.38
Diluted	$1.31	$0.82	$1.81	$2.36

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2023	2022	2023	2022
Net earnings attributable to common unitholders	$1,245,153	$627,286	$1,719,972	$1,808,811
Net earnings attributable to Class A Units	(10,629)	(6,608)	(14,674)	(19,023)
Net earnings attributable to common unitholders – Basic	1,234,524	620,678	1,705,298	1,789,788
Net earnings attributable to Class A Units	10,629	6,608	14,674	19,023
Net earnings attributable to exchangeable other limited partnership units	100	87	194	154
Adjusted net earnings attributable to common unitholders – Diluted	$1,245,253	$627,373	$1,720,166	$1,808,965

Weighted average common partnership units outstanding – Basic	939,250	753,610	939,276	753,420
Incremental weighted average effect on exchange of Class A Units	8,095	8,017	8,082	8,008
Incremental weighted average effect on exchange of other limited partnership units	299	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,062	4,148	3,981	4,132
Weighted average common units outstanding – Diluted (2)	951,706	766,074	951,638	765,859

Net earnings per unit attributable to common unitholders:
Basic	$1.31	$0.82	$1.82	$2.38
Diluted	$1.31	$0.82	$1.81	$2.36

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Class A Units	8,095	8,017	8,082	8,008
Other limited partnership units	299	299	299	299
Equity awards	7,360	6,353	7,486	6,219
Prologis, L.P.	15,754	14,669	15,867	14,526
Common limited partnership units	15,058	12,973	15,188	12,914
Prologis, Inc.	30,812	27,642	31,055	27,440

NOTE 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy and strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities on the Consolidated Balance Sheets (in thousands):

	June 30, 2023		December 31, 2022
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$940	$35	$494
British pound sterling	15,227	2,329	29,187	648
Canadian dollar	5,092	699	12,074	2
Chinese renminbi	1,949	41	657	364
Euro	32,710	3,415	51,317	2,801
Japanese yen	49,415	196	34,022	2,344
Swedish krona	6,699	-	6,292	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	5,501	7,206	23,534	-
Canadian dollar	2,339	2,608	24,552	-
Chinese renminbi	5,118	-	-	-

Interest rate swaps
Cash flow hedges
Euro	2,929	-	44,982	-
U.S. dollar	-	-	584	29
Total fair value of derivatives	$126,979	$17,434	$227,236	$6,682

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2023						2022
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	283	601	349	331	81	1,645	175	749	383	250	105	1,662
New contracts ($)	6	41	124	27	41	239	61	604	161	113	81	1,020
Matured, expired or settled contracts ($)	(63)	(186)	(48)	(45)	(16)	(358)	(34)	(230)	16	(50)	(19)	(317)
Notional amounts at June 30 ($)	226	456	425	313	106	1,526	202	1,123	560	313	167	2,365

Weighted average forward rate at June 30	1.29	1.17	1.29	110.35			1.27	1.17	1.11	106.59
Active contracts at June 30	83	66	100	88			85	107	82	97

The following table summarizes the undesignated derivative financial instruments exercised and outstanding recognized in realized and unrealized gains (losses), respectively, in Foreign Currency and Derivative Gains and Other Income, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Exercised contracts	69	37	121	69
Realized gains on the matured, expired or settled contracts	$17	$15	$31	$30
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(6)	$88	$(20)	$103

Index

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges of our foreign operations and cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) and reflected within the Other Comprehensive Income table below.

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2023				2022
	CAD	CNH	GBP	Total	BRL	CAD	GBP	Total
Notional amounts at January 1 ($)	534	-	440	974	-	535	432	967
New contracts ($)	288	100	125	513	44	488	317	849
Matured, expired or settled contracts ($)	(301)	-	(132)	(433)	(44)	(419)	(200)	(663)
Notional amounts at June 30 ($)	521	100	433	1,054	-	604	549	1,153

Weighted average forward rate at June 30	1.32	6.72	1.26		-	1.28	1.32
Active contracts at June 30	6	1	4		-	7	5

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the six months ended June 30 (in millions):

	2023			2022
	EUR	USD	Total	EUR	Total
Notional amounts at January 1 ($)	447	150	597	165	165
New contracts ($)	584	1,750	2,334	1,004	1,004
Matured, expired or settled contracts ($)	(859)	(1,900)	(2,759)	(722)	(722)
Notional amounts at June 30 ($)	172	-	172	447	447

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	June 30, 2023	December 31, 2022
British pound sterling	$1,282	$1,237
Canadian dollar	$372	$370

The following table summarizes the unrealized gains (losses) in Foreign Currency and Derivative Gains and Other Income, Net on the remeasurement of the unhedged portion of our euro denominated debt and accrued interest (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Unrealized gains (losses) on the unhedged portion	$1	$34	$(3)	$49

Other Comprehensive Income

The change in Other Comprehensive Income in the Consolidated Statements of Comprehensive Income during the periods presented was due to the translation into U.S. dollars from the consolidation of the financial statements of our consolidated subsidiaries whose functional currency is not the U.S. dollar. The change in fair value of the effective portion of our derivative financial instruments that have been designated as net investment hedges and cash flow hedges and the translation of the hedged portion of our debt, as discussed above, are also included in Other Comprehensive Income.

Index

The following table presents these changes in Other Comprehensive Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative net investment hedges (1)	$(14,670)	$56,364	$(22,833)	$60,457
Debt designated as nonderivative net investment hedges	(38,887)	107,872	(80,386)	141,469
Cumulative translation adjustment	219,606	168,281	241,167	320,114
Total foreign currency translation gains, net	$166,049	$332,517	$137,948	$522,040

Cash flow hedges (1) (2)	$3,299	$24,524	$(16,028)	$28,946
Our share of derivatives from unconsolidated co-investment ventures	(1,146)	4,455	(7,672)	13,382
Total unrealized gains (losses) on derivative contracts, net	$2,153	$28,979	$(23,700)	$42,328
Total change in other comprehensive income	$168,202	$361,496	$114,248	$564,368

(1)
The ending balance in AOCI/L for accumulated derivative gains on net investment hedges was $310.1 million and $333.0 million at June 30, 2023 and December 31, 2022 respectively. Additionally, the ending balance in AOCI/L for accumulated derivative gains on cash flow hedges was $16.7 million and $32.7 million at June 30, 2023 and December 31, 2022, respectively.

(2)
We estimate additional income of $2.6 million will be reclassified to Interest Expense over the next 12 months from June 30, 2023, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Fair Value Measurements on a Recurring Basis

At June 30, 2023 and December 31, 2022, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2023 and December 31, 2022, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At June 30, 2023 and December 31, 2022, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At June 30, 2023 and December 31, 2022, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2023 and December 31, 2022, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our improved credit ratings. The senior notes and many of the issuances of secured mortgage debt contain prepayment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. We evaluate this on an on-going basis and take the opportunity to refinance our debt at lower rates and longer maturities based on market conditions and other factors. See Note 6 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities	$629,512	$629,527	$1,538,461	$1,538,461
Senior notes	25,073,147	21,860,652	19,786,253	16,604,241
Term loans and unsecured other	2,058,732	2,040,084	2,106,592	2,092,264
Secured mortgage	368,082	341,664	444,655	420,964
Total	$28,129,473	$24,871,927	$23,875,961	$20,655,930

Index

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

Below we present: (i) each reportable business segment’s revenues from external customers to Total Revenues; (ii) each reportable business segment’s net operating income from external customers to Operating Income and Earnings Before Income Taxes; and (iii) each reportable business segment’s assets to Total Assets. Our chief operating decision makers rely principally on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Operating Income, Earnings Before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are not allocated but reflected as non-segment items.

Index

The following reportable business segment revenues, net operating income and assets are presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Real estate segment:
U.S.	$1,586,285	$1,046,347	$3,160,852	$2,085,338
Other Americas	26,562	23,171	52,134	45,362
Europe	21,111	11,700	40,267	23,708
Asia	17,978	14,623	32,569	26,636
Total real estate segment	1,651,936	1,095,841	3,285,822	2,181,044
Strategic capital segment:
U.S.	679,449	50,866	733,145	101,501
Other Americas	45,890	32,812	60,085	44,465
Europe	46,277	49,116	89,810	95,312
Asia	27,419	23,445	50,696	48,886
Total strategic capital segment	799,035	156,239	933,736	290,164

Total revenues	2,450,971	1,252,080	4,219,558	2,471,208

Segment net operating income: (1)
Real estate segment:
U.S. (2)	1,204,741	784,706	2,376,724	1,555,916
Other Americas	20,067	16,835	39,245	32,942
Europe	15,048	1,864	29,258	5,834
Asia	11,982	10,350	20,759	19,003
Total real estate segment	1,251,838	813,755	2,465,986	1,613,695
Strategic capital segment:
U.S. (2)	594,933	22,308	616,500	49,985
Other Americas	37,873	28,873	46,815	36,247
Europe	3,497	34,159	26,101	66,622
Asia	11,826	13,847	21,705	28,447
Total strategic capital segment	648,129	99,187	711,121	181,301

Non-segment items:
General and administrative expenses	(95,647)	(83,114)	(195,424)	(157,760)
Depreciation and amortization expenses	(602,168)	(402,313)	(1,204,535)	(798,960)
Gains on dispositions of development properties and land, net	184,877	105,802	184,877	316,008
Gains on other dispositions of investments in real estate, net	24,761	-	28,808	584,835
Operating income	1,411,790	533,317	1,990,833	1,739,119

Earnings from unconsolidated entities, net	70,642	79,594	146,421	156,556
Interest expense	(149,818)	(60,293)	(285,829)	(124,357)
Foreign currency and derivative gains and other income, net	26,104	144,382	34,718	192,791
Gains (losses) on early extinguishment of debt, net	-	(730)	3,275	(18,895)
Earnings before income taxes	$1,358,718	$696,270	$1,889,418	$1,945,214

Index

	June 30, 2023	December 31, 2022
Segment assets:
Real estate segment:
U.S.	$75,590,664	$71,858,560
Other Americas	1,896,447	1,831,956
Europe	2,547,068	1,952,160
Asia	658,530	1,031,135
Total real estate segment	80,692,709	76,673,811
Strategic capital segment: (3)
U.S.	10,499	10,817
Europe	25,280	25,280
Asia	202	231
Total strategic capital segment	35,981	36,328
Total segment assets	80,728,690	76,710,139

Non-segment items:
Investments in and advances to unconsolidated entities	9,931,261	9,698,898
Assets held for sale or contribution	616,571	531,257
Cash and cash equivalents	531,110	278,483
Other assets	584,409	678,671
Total non-segment items	11,663,351	11,187,309
Total assets	$92,392,041	$87,897,448

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

(3)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at June 30, 2023 and December 31, 2022.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2023 and 2022 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $30.2 million in 2023 and $72.7 million in 2022 for both assets and liabilities.

•
We capitalized $22.6 million and $18.7 million in 2023 and 2022, respectively, of equity-based compensation expense.

•
We issued 0.4 million and 0.2 million shares in 2023 and 2022, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We received $306.0 million in 2022, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4.

We paid $244.8 million and $142.2 million for interest, net of amounts capitalized, during the six months ended June 30, 2023 and 2022, respectively.

We paid $81.5 million and $68.4 million for income taxes, net of refunds, during the six months ended June 30, 2023 and 2022, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for the three-month and six-month periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2023

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2023, the related consolidated statements of income, comprehensive income, capital, and cash flows for the three-month and six-month periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2023

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

The importance of logistics supply chains has increased dramatically to our customers and the global economy. The long-term trends of e-commerce adoption and supply chain resiliency continue to drive the need for increased warehouse space to store and distribute goods. This demand has translated into meaningful increases in rents and has resulted in low vacancy. We believe this demand is driven by three primary factors: (i) customer supply chains re-positioning to address the significant shift to e-commerce and heightened service expectations; (ii) overall consumption and household growth; and (iii) our customers’ desire for more supply chain resiliency. We believe these forces will keep demand strong for the long term.

Index

Our teams actively manage our portfolio and provide comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We also invest significant capital into new logistics properties principally through our development activity and third-party acquisitions. The contribution of newly developed properties to our co-investment ventures and the sale of non-strategic properties to third parties allows us to recycle capital back into our investment activities.

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

Our Global Presence

At June 30, 2023, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.2 billion square feet across the following geographies:

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

Real Estate Segment

Rental Operations. Rental operations comprises the largest component of our operating segments and generally contributes 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the six months ended June 30, 2023, within the consolidated operating portfolio, the weighted average lease term was 61 months. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

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

Strategic Capital Segment

Our Strategic Capital Segment allows us to partner with many of the world’s largest institutional investors. The business is capitalized principally through private and public equity of which 93% is either in perpetual open ended or long-term ventures and two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico). We align our interests with our partners by holding significant ownership interests in all of our nine unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

This segment produces durable, long-term cash flows and generally contributes 10% to 15% of our recurring consolidated revenues, earnings and FFO, all while requiring minimal capital other than our investment in the venture. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset management and property management services. Asset management fees are primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets based primarily on the total return of the investments over certain financial hurdles. We plan to grow this business and increase revenues by increasing our assets under

Index

management in existing or new ventures. The majority of the recurring strategic capital revenues are generated outside the U.S. Promote revenues are recognized when earned at the end of the promote period for the specific co-investment ventures.

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

•
Rent Growth. We expect rents in our markets to continue to increase due to healthy demand combined with low vacancy. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future organic NOI growth. We estimate that our lease mark-to-market is approximately 66% (on a net effective basis), which represents the growth rate from in-place rents to current market rents based on our share of the O&M portfolio at June 30, 2023. Therefore, even if there was no additional market rent growth in the future, we expect our lease renewals to translate into significant increases in future income. We have experienced positive rent change on rollover (comparing the net effective rent (“NER”) of the new lease to the prior lease for the same space) in every quarter since 2013.

•
Value Creation from Development. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgment of market conditions, opportunities and risks. One of the ways in which we create value is through our focus on sourcing well-located land and redevelopment sites through acquisition opportunities, including our innovative approach with Covered Land Plays, which are income-producing assets acquired with the intention to redevelop for higher and better use as industrial properties. Based on our current estimates, our consolidated land, including options and Covered Land Plays, has the potential to support the development of $33.8 billion ($38.3 billion on an O&M basis) of TEI of new logistics space. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At June 30, 2023, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $50.7 billion across 495 million square feet.

•
Balance Sheet Strength. At June 30, 2023, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average interest rate was 2.9%, primarily as a result of our refinancing activities over the last several years. Through our refinancing activities we have substantially addressed all our debt maturities until 2026 and have taken advantage of previously low interest rates. At June 30, 2023, we had total available liquidity of $6.4 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

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

Index

•
Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale in procurement and innovating through data analytics and digitization efforts. This includes $178 million of investments, at June 30, 2023, in early and growth-stage companies that are focused on emerging technologies for the logistics sector. Through Prologis Essentials we support our customers through service and product offerings, including innovative solutions to operations, energy and sustainability, mobility and workforce that can make our customers' decision process easier and their enterprise more efficient.

SUMMARY OF THE SIX MONTHS ENDED JUNE 30, 2023

Our operating results were strong during the six months ended June 30, 2023. Consistent demand and low vacancy in the global logistics markets drove overall increases in market rents, which along with our high lease mark-to-market, translated into significant rent change on rollover and same-store growth in our O&M portfolio. Our O&M operating portfolio occupancy was 97.2% at June 30, 2023 and rent change on leases that commenced during the six months ended June 30, 2023 was 73.4%, on a net effective basis based on our ownership share. We believe we are well-positioned to organically grow revenues over the long term given the cumulative growth in market rents over the last several years and our high lease mark-to-market.

We completed the following significant activities in 2023, as described in the Notes to the Consolidated Financial Statements:

•
On June 29, 2023, we acquired a real estate portfolio comprised of 70 operating properties in the U.S., aggregating 14 million square feet, for cash consideration of $3.1 billion. This was principally funded by the issuance of senior notes and draws on our global facilities, as discussed below.

•
We generated net proceeds of $838 million and realized net gains of $214 million, primarily from the contribution of properties to our unconsolidated co-investment ventures in Japan and Mexico. This activity also includes the sale of our investment in an unconsolidated office joint venture.

•
In April 2023, we formed Prologis Japan Core Logistics Fund ("PJLF"), an unconsolidated co-investment venture, with two investors through the initial contribution for assets for ¥30.3 billion ($223 million) for which we received cash and equity ownership. At June 30, 2023, our ownership interest was 16.3% and the remaining equity commitments are ¥104.8 billion ($725 million) with ¥17.0 billion ($118 million) our share.

•
We earned promotes aggregating $670 million ($554 million net of related strategic capital expenses), primarily during the second quarter from the third-party investors in Prologis Targeted U.S. Logistics Fund ("USLF") in the U.S.

•
On April 5, 2023, we amended and restated our 2021 Global Facility as the 2023 Global Facility and upsized it by $1.0 billion. At June 30, 2023, we had total lender commitments of $6.5 billion and total available liquidity of $6.4 billion, including borrowing capacity on our credit facilities of $5.8 billion and an unrestricted cash balance of $531 million.

•
We issued $5.4 billion of senior notes with a weighted average interest rate of 4.7% and a weighted average remaining maturity of 14 years (principal in millions):

	Aggregate Principal		Issuance Date Weighted Average
Issuance Date	Borrowing Currency	USD (1)	Interest Rate	Years	Maturity Dates
January	€1,250	$1,354	4.1%	13.8	January 2030 – 2043
March	$1,200	$1,200	4.9%	17.7	June 2033 – 2053
May	€750	$809	4.6%	10.0	May 2033
June	$2,000	$2,000	5.1%	13.2	June 2028 – 2053
Total		$5,363	4.7%	13.9

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

	2023	2022
Real estate segment:
Rental revenues	$3,285	$2,170
Development management and other revenues	-	11
Rental expenses	(800)	(546)
Other expenses	(19)	(21)
Real Estate Segment – NOI	2,466	1,614

Strategic capital segment:
Strategic capital revenues	934	290
Strategic capital expenses	(223)	(109)
Strategic Capital Segment– NOI	711	181

General and administrative expenses	(195)	(158)
Depreciation and amortization expenses	(1,205)	(799)
Operating income before gains on real estate transactions, net	1,777	838
Gains on dispositions of development properties and land, net	185	316
Gains on other dispositions of investments in real estate, net	29	585
Operating income	$1,991	$1,739

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

Below are the components of Real Estate Segment NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2023	2022
Rental revenues	$3,285	$2,170
Development management and other revenues	-	11
Rental expenses	(800)	(546)
Other expenses	(19)	(21)
Real Estate Segment – NOI	$2,466	$1,614

Index

The change in Real Estate Segment (“RES”) NOI for the six months ended June 30, 2023 compared to the same period in 2022 of $852 million was impacted by the following activities (in millions):

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

(3)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2022 through June 30, 2023.

(4)
The change is partially due to higher insurance costs from an unusually active storm season during the first quarter of 2023.

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

Index

Development Activity

The following table summarizes consolidated development activity for the six months ended June 30 (dollars and square feet in millions):

	2023	2022
Starts:
Number of new development buildings during the period	10	58
Square feet	2	19
TEI	$403	$2,728
Percentage of build-to-suits based on TEI	28.5%	29.3%

Stabilizations:
Number of development buildings stabilized during the period	31	29
Square feet	12	9
TEI	$1,413	$998
Percentage of build-to-suits based on TEI	44.5%	32.7%
Weighted average stabilized yield (1)	6.4%	6.0%
Estimated value at completion	$1,932	$1,761
Estimated weighted average margin (2)	36.7%	76.5%
Estimated value creation	$519	$763

(1)
We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)
Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI.

At June 30, 2023, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before April 2025 with a TEI of $6.4 billion and was 39.5% leased. Our investment in the development portfolio was $4.2 billion at June 30, 2023, leaving $2.2 billion remaining to be spent.

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

Index

Below are the components of Strategic Capital Segment NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2023	2022
Strategic capital revenues	$934	$290
Strategic capital expenses	(223)	(109)
Strategic Capital Segment – NOI	$711	$181

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia (2)		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Strategic capital revenues ($)
Recurring fees (3)	89	88	24	21	81	86	40	40	234	235
Transactional fees (4)	7	12	3	5	9	9	11	9	30	35
Promote revenue (5)	637	2	33	18	-	-	-	-	670	20
Total strategic capital revenues ($)	733	102	60	44	90	95	51	49	934	290
Strategic capital expenses ($) (5)	(117)	(52)	(13)	(8)	(64)	(28)	(29)	(21)	(223)	(109)
Strategic Capital Segment– NOI ($)	616	50	47	36	26	67	22	28	711	181

(1)
The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)
In April 2023, we formed PJLF in Japan with two investors.

(3)
Recurring fees include asset management and property management fees.

(4)
Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(5)
We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. Included in the above is promote revenue we earned primarily from USLF in the second quarter of 2023. Changes in asset valuations within the co-investment ventures during the promote period is one of the significant inputs into the calculation of promote revenues. The asset valuations are prepared by third-party valuation firms.

Approximately 40% of the promote earned by us from the co-investment ventures is paid to our employees as a combination of cash and stock-based awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses, as vested.

G&A Expenses

G&A expenses were $195 million and $158 million for the six months ended June 30, 2023 and 2022, respectively. G&A expenses increased in 2023 as compared to 2022, principally due to inflationary increases and higher compensation expenses based on our performance. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the six months ended June 30 (dollars in millions):

	2023	2022
Building and land development activities	$67	$51
Operating building improvements and other	27	21
Total capitalized G&A expenses	$94	$72
Capitalized compensation and related costs as a percentage of total	24.0%	23.1%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1,205 million and $799 million for the six months ended June 30, 2023 and 2022.

The change in depreciation and amortization expenses during the six months ended June 30, 2023 from the same period in 2022 of approximately $406 million was impacted by the following activities (in millions):

(1)
Included in acquisitions are the operating properties, other real estate properties and related lease intangibles acquired in the Duke Transaction.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $185 million and $316 million for the six months ended June 30, 2023 and 2022, respectively, primarily from the contribution of properties we developed to our unconsolidated co-investment ventures in Japan during both periods and Europe in 2022. Gains on other dispositions of investments in real estate were $29 million and $585 million for the six months ended June 30, 2023 and 2022, respectively, and 2022 included sales of non-strategic operating properties to third parties in the first quarter. Historically, we have utilized the proceeds from these transactions primarily to fund our development activities. See Note 3 to the Consolidated Financial Statements for further information on these transactions.

Our Owned and Managed (“O&M”) Operating Portfolio

We manage our business and review our operating fundamentals on an O&M basis, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures. We believe reviewing the results in this way allows management to understand performance more broadly as we manage the properties without regard to their ownership. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim.

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

	June 30, 2023			December 31, 2022
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,921	621	97.3%	2,812	595	98.3%
Unconsolidated	2,207	495	97.1%	2,177	488	98.1%
Total	5,128	1,116	97.2%	4,989	1,083	98.2%

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

We define our same store population for the three months ended June 30, 2023 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2022 and owned throughout the same three-month period in both 2022 and 2023. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2022) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2023	2022	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,652	$1,093
Rental expenses	(388)	(270)
Consolidated Property NOI	1,264	823

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(449)	(77)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	705	660
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(572)	(536)
Prologis Share of Same Store Property NOI – Net Effective (2)	$948	$870	8.9%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(16)	(27)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(13)	(23)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	10	19
Prologis Share of Same Store Property NOI – Cash (2)(3)	$929	$839	10.7%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at June 30, 2023 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $146 million and $157 million for the six months ended June 30, 2023 and 2022, respectively.

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

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2023	2022
Gross interest expense	$298	$147
Amortization of debt discount and debt issuance costs, net	36	4
Capitalized amounts	(48)	(27)
Net interest expense	$286	$124
Weighted average effective interest rate during the period	2.7%	1.6%

Interest expense increased during the six months ended June 30, 2023, as compared to the same period in 2022, principally due to the issuance of senior notes and assuming $4.2 billion of debt in the Duke Transaction with a weighted average interest rate at fair value of 4.9% in October 2022. We issued $5.4 billion of senior notes during the six months ended June 30, 2023 and $3.3 billion during the year ended December 31, 2022, with a weighted average interest rate of 4.7% and 2.3%, respectively, at the issuance date.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains and Other Income, Net

We recognized foreign currency and derivative gains and other income, net, of $35 million and $193 million for the six months ended June 30, 2023 and 2022, respectively.

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

The following table details our foreign currency and derivative gains (losses), net for the six months ended June 30 (in millions):

	2023	2022
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$31	$30
Gains on the settlement of transactions with third parties	-	1
Total realized foreign currency and derivative gains, net	31	31

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(23)	152
Gains on remeasurement of certain assets and liabilities	11	3
Total unrealized foreign currency and derivative gains (losses), net	(12)	155
Total foreign currency and derivative gains, net	$19	$186

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

The following table summarizes our income tax expense for the six months ended June 30 (in millions):

	2023	2022
Current income tax expense:
Income tax expense	$86	$61
Income tax expense on dispositions	20	-
Total current income tax expense	106	61

Deferred income tax expense:
Income tax expense	5	18
Total deferred income tax expense	5	18
Total income tax expense	$111	$79

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $97 million and $104 million for the six months ended June 30, 2023 and 2022, respectively. Included in these amounts were $42 million and $50 million for the six months ended June 30, 2023 and 2022, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) during the six months ended June 30, 2023 and 2022, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate swaps to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

See Note 10 to the Consolidated Financial Statements for more information on changes in other comprehensive income and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, are similar to the changes for the six-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

Index

•
completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2023, 115 properties in our development portfolio were 39.5% leased with a current investment of $4.2 billion and a TEI of $6.4 billion when completed and leased, leaving $2.2 billion of estimated additional required investment);

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

•
repayment of debt and scheduled principal payments of $3 million in the remainder of 2023 and $441 million in 2024;

•
additional investments in current and future unconsolidated co-investment ventures and other ventures; and

•
the acquisition of operating properties or portfolios of operating properties (depending on market and other conditions), such as the real estate portfolio that we acquired in the second quarter of 2023, for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our unconsolidated entities).

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

•
available unrestricted cash balances ($531 million at June 30, 2023);

•
borrowing capacity under our current credit facility arrangements ($5.8 billion available at June 30, 2023); and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2023			December 31, 2022
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,294	4.6%	2.1%	$1,228	5.1%
Canadian dollar	4.9%	830	2.9%	4.5%	815	3.4%
Euro	2.0%	9,891	35.2%	1.3%	7,991	33.5%
Japanese yen	1.0%	3,035	10.8%	1.0%	3,308	13.9%
U.S. dollar	4.0%	13,079	46.5%	3.6%	10,534	44.1%
Total debt (1)	2.9%	$28,129	100.0%	2.5%	$23,876	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at June 30, 2023 and December 31, 2022 was 10 and 9 years, respectively.

Index

Our credit ratings at June 30, 2023, were A3 from Moody’s with a stable outlook and A from Standard & Poor’s with a stable outlook. These ratings allow us to borrow at an advantageous interest rate in a broad number of capital markets around the world. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At June 30, 2023, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at June 30, 2023 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$1,070	$1,070	2024 – 2026 (2)
Prologis European Logistics Fund	-	82	82	2026 (2)
Prologis China Logistics Venture	248	1,294	1,542	2023 – 2028
Prologis Brazil Logistics Venture	34	136	170	2026
Prologis Japan Core Logistics Fund	118	607	725	2033
Total	$400	$3,189	$3,589

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at June 30, 2023.

(2)
Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

Our venture partners may submit redemption requests on previously committed and called equity. During 2023, we received redemption requests in our open ended funds, principally concentrated in USLF and Prologis China Core Logistics Fund.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2023	2022
Net cash provided by operating activities	$2,329	$1,645
Net cash used in investing activities	$(4,513)	$(1,959)
Net cash provided by financing activities	$2,452	$229
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$253	$(119)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the six months ended June 30, 2023 and 2022:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $293 million and $73 million in 2023 and 2022, respectively.

•
Strategic Capital Segment. We also generate operating cash through our Strategic Capital Segment by providing asset management and property management and other services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of the net revenues from our Strategic Capital Segment. Included in Strategic Capital

Index

Revenues is the third-party investors’ share that is owed for promotes, which is recognized in operating activities in the period the cash is received, generally the quarter after the revenue is recognized. We expect to receive a majority of the USLF promote in the third quarter of 2023.

•
G&A expenses and equity-based compensation awards. We incurred $195 million and $158 million of G&A expenses in 2023 and 2022, respectively. We recognized equity-based, noncash compensation expenses of $153 million and $78 million in 2023 and 2022, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses.

•
Operating distributions from unconsolidated entities. We received $236 million and $192 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2023 and 2022, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $245 million and $142 million in 2023 and 2022, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $82 million and $68 million in 2023 and 2022, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. Acquisition activity includes real estate portfolios, land for future development, operating properties and other real estate assets. See Note 3 to the Consolidated Financial Statements for further information on these activities, including the $3.1 billion real estate portfolio we acquired in the second quarter of 2023. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the six months ended June 30, 2023 and 2022:

•
Duke Transaction, net of cash acquired. We paid transaction costs of $22 million in 2023 that were accrued at the time of the Duke acquisition. The acquisition was financed through the issuance of equity and the assumption of debt in 2022. See Note 2 to the Consolidated Financial Statements for more information on this transaction.

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $173 million and $113 million in 2023 and 2022, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $289 million and $37 million in 2023 and 2022, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from (payments on) the settlement of net investment hedges. We received net proceeds of $21 million and $26 million for the settlement of net investment hedges in 2023 and 2022, respectively. See Note 10 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Index

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the six months ended June 30 (in millions):

	2023	2022
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$27	$592
Secured mortgage debt	153	159
Senior notes	89	-
Total	$269	$751

Proceeds from the issuance of debt
Secured mortgage debt	$106	$259
Senior notes	5,323	1,841
Term loans	76	185
Total	$5,505	$2,285

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $8.8 billion at June 30, 2023. These ventures had total third-party debt of $14.1 billion at June 30, 2023 with a weighted average remaining maturity of 7 years and weighted average interest rate of 2.9%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 26.9% at June 30, 2023 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2023, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

Dividend and Distribution Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we will meet the dividend requirements of the Internal Revenue Code ("IRC"), relative to maintaining our REIT status, while still allowing us to retain cash to fund our capital deployment and other investment activities.

Under the IRC, REITs may be subject to certain federal income and excise taxes on undistributed taxable income.

We paid quarterly cash dividends of $0.87 and $0.79 per common share in each of the first two quarters of 2023 and 2022, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in each of the first two quarters of 2023 and 2022.

At June 30, 2023, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

	2023	2022
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,678	$1,759

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,181	774
Gains on other dispositions of investments in real estate, net of taxes	(27)	(590)
Reconciling items related to noncontrolling interests	(19)	5
Our share of reconciling items included in earnings related to unconsolidated entities	230	156
NAREIT defined FFO attributable to common stockholders/unitholders	3,043	2,104

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative losses (gains), net	11	(155)
Deferred income tax expense	5	18
Our share of reconciling items included in earnings related to unconsolidated entities	(6)	1
FFO, as modified by Prologis attributable to common stockholders/unitholders	3,053	1,968

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(185)	(316)
Current income tax expense on dispositions	19	6
Losses (gains) on early extinguishment of debt, net	(3)	19
Reconciling items related to noncontrolling interests	9	4
Our share of reconciling items included in earnings related to unconsolidated entities	1	-
Core FFO attributable to common stockholders/unitholders	$2,894	$1,681

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2023. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At June 30, 2023, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Index

For the six months ended June 30, 2023, $269 million or 6.4% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen and have an aggregate notional amount of $1.5 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $153 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At June 30, 2023, $26.4 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At June 30, 2023, $2.3 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at June 30, 2023 (dollars in millions):

	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1)	$3	$260	$175	$1,313	$24,678	$26,429	$22,575
Weighted average interest rate (2)	4.0%	1.4%	3.2%	3.3%	2.8%	2.8%

Variable rate debt
Credit facilities	$-	$17	$-	$563	$49	$629	$630
Secured mortgage debt	-	-	24	-	-	24	23
Senior notes	-	163	-	-	-	163	163
Term loans	-	-	726	588	173	1,487	1,481
Total variable rate debt	$-	$180	$750	$1,151	$222	$2,303	$2,297

(1)
At June 30, 2023, we had one interest rate swap agreement to fix €150 million ($156 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at June 30, 2023 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At June 30, 2023, the weighted average effective interest rate on our variable rate debt was 3.4% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at June 30, 2023. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $6 million for the quarter ended June 30, 2023, which equates to a change in interest rates of 34 basis points on our average outstanding variable rate debt balances and 2 basis points on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At June 30, 2023, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2023, we issued 0.4 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the "Act"), afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarterly period ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

4.1	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on May 23, 2023).

4.2	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on May 23, 2023).

4.3	Form of Officers’ Certificate related to the 4.875% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on June 28, 2023).

4.4	Form of 4.875% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 28, 2023).

4.5	Form of Officers’ Certificate related to the 5.125% Notes due 2034 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on June 28, 2023).

4.6	Form of 5.125% Notes due 2034 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 28, 2023).

4.7	Form of Officers’ Certificate related to the 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.5 to Prologis' Current Report Form 8-K filed on June 28, 2023).

4.8	Form of 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 28, 2023).

10.1

Amended and Restated Global Senior Credit Agreement dated as of April 5, 2023 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 Prologis' Current Report Form 8-K filed on April 7, 2023).

10.2†*	Amended Agreement Relating to Retirement Eligibility and Vesting of Equity-Based Awards of Prologis, L.P., dated May 3, 2023.

10.3†*	Fourth Amended and Restated Prologis Promote Plan, dated June 30, 2023.

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase

Index

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith
*	Management contract or Compensatory Plan or Arrangement

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

Date: July 26, 2023