Form 10-Q
period 2023-09-30
Prologis, Inc.; Prologis, L.P.
filed 2023-10-27
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 25, 2023, was approximately 923,971,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2023, the Parent owned a 97.58% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.42% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS
Investments in real estate properties	$87,021,585	$81,623,396
Less accumulated depreciation	10,439,374	9,036,085
Net investments in real estate properties	76,582,211	72,587,311
Investments in and advances to unconsolidated entities	9,091,824	9,698,898
Assets held for sale or contribution	797,758	531,257
Net investments in real estate	86,471,793	82,817,466

Cash and cash equivalents	740,841	278,483
Other assets	4,736,775	4,801,499
Total assets	$91,949,409	$87,897,448

LIABILITIES AND EQUITY
Liabilities:
Debt	$27,578,197	$23,875,961
Accounts payable and accrued expenses	1,721,108	1,711,885
Other liabilities	4,389,242	4,446,509
Total liabilities	33,688,547	30,034,355

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2023 and December 31, 2022	63,948	63,948
Common stock; $0.01 par value; 923,974 shares and 923,142 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9,240	9,231
Additional paid-in capital	54,197,865	54,065,407
Accumulated other comprehensive loss	(185,783)	(443,609)
Distributions in excess of net earnings	(449,439)	(457,695)
Total Prologis, Inc. stockholders’ equity	53,635,831	53,237,282
Noncontrolling interests	4,625,031	4,625,811
Total equity	58,260,862	57,863,093
Total liabilities and equity	$91,949,409	$87,897,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental	$1,777,359	$1,151,846	$5,062,583	$3,322,159
Strategic capital	136,848	594,752	1,070,584	884,916
Development management and other	457	4,294	1,055	15,025
Total revenues	1,914,664	1,750,892	6,134,222	4,222,100
Expenses:
Rental	416,076	284,707	1,216,568	830,846
Strategic capital	84,069	130,555	306,684	239,418
General and administrative	96,673	87,903	292,097	245,663
Depreciation and amortization	642,010	401,450	1,846,545	1,200,410
Other	12,342	7,004	31,686	28,214
Total expenses	1,251,170	911,619	3,693,580	2,544,551

Operating income before gains on real estate transactions, net	663,494	839,273	2,440,642	1,677,549
Gains on dispositions of development properties and land, net	89,030	74,678	273,907	390,686
Gains on other dispositions of investments in real estate, net	129,584	1,019	158,392	585,854
Operating income	882,108	914,970	2,872,941	2,654,089

Other income (expense):
Earnings from unconsolidated entities, net	71,365	84,925	217,786	241,481
Interest expense	(181,053)	(63,884)	(466,882)	(188,241)
Foreign currency and derivative gains and other income, net	67,964	171,832	102,682	364,623
Gains (losses) on early extinguishment of debt, net	-	-	3,275	(18,895)
Total other income (expense)	(41,724)	192,873	(143,139)	398,968
Earnings before income taxes	840,384	1,107,843	2,729,802	3,053,057
Income tax expense	(41,243)	(38,669)	(152,541)	(117,725)
Consolidated net earnings	799,141	1,069,174	2,577,261	2,935,332
Less net earnings attributable to noncontrolling interests	51,514	53,710	148,983	157,690
Net earnings attributable to controlling interests	747,627	1,015,464	2,428,278	2,777,642
Less preferred stock dividends	1,453	1,531	4,381	4,600
Net earnings attributable to common stockholders	$746,174	$1,013,933	$2,423,897	$2,773,042

Weighted average common shares outstanding – Basic	924,395	740,719	924,228	740,585
Weighted average common shares outstanding – Diluted	951,908	766,372	951,643	766,019

Net earnings per share attributable to common stockholders – Basic	$0.81	$1.37	$2.62	$3.74

Net earnings per share attributable to common stockholders – Diluted	$0.80	$1.36	$2.61	$3.72

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated net earnings	$799,141	$1,069,174	$2,577,261	$2,935,332
Other comprehensive income:
Foreign currency translation gains, net	146,281	239,062	284,229	761,102
Unrealized gains (losses) on derivative contracts, net	3,702	24,902	(19,998)	67,230
Comprehensive income	949,124	1,333,138	2,841,492	3,763,664
Net earnings attributable to noncontrolling interests	(51,514)	(53,710)	(148,983)	(157,690)
Other comprehensive income attributable to noncontrolling interests	(3,396)	(6,829)	(6,405)	(21,705)
Comprehensive income attributable to common stockholders	$894,214	$1,272,599	$2,686,104	$3,584,269

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended September 30, 2023 and 2022

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2023	$63,948	923,861	$9,239	$54,115,592	$(332,370)	$(390,779)	$4,612,194	$58,077,824
Consolidated net earnings	-	-	-	-	-	747,627	51,514	799,141
Effect of equity compensation plans	-	6	-	35,021	-	-	68,350	103,371
Capital contributions	-	-	-	-	-	-	62	62
Redemption of noncontrolling interests	-	107	1	6,206	-	-	(9,497)	(3,290)
Foreign currency translation gains, net	-	-	-	-	142,969	-	3,312	146,281
Unrealized gains on derivative contracts, net	-	-	-	-	3,618	-	84	3,702
Reallocation of equity	-	-	-	41,046	-	-	(41,046)	-
Dividends ($0.87 per common share) and other distributions	-	-	-	-	-	(806,287)	(59,942)	(866,229)
Balance at September 30, 2023	$63,948	923,974	$9,240	$54,197,865	$(185,783)	$(449,439)	$4,625,031	$58,260,862

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2022	$63,948	740,360	$7,404	$35,573,940	$(328,761)	$(740,764)	$4,298,171	$38,873,938
Consolidated net earnings	-	-	-	-	-	1,015,464	53,710	1,069,174
Effect of equity compensation plans	-	23	-	15,496	-	-	26,754	42,250
Capital contributions	-	-	-	-	-	-	838	838
Redemption of noncontrolling interests	-	28	-	1,357	-	-	(3,874)	(2,517)
Foreign currency translation gains, net	-	-	-	-	232,919	-	6,143	239,062
Unrealized gains on derivative contracts, net	-	-	-	-	24,216	-	686	24,902
Reallocation of equity	-	-	-	15,526	-	-	(15,526)	-
Dividends ($0.79 per common share) and other distributions	-	-	-	-	-	(587,645)	(53,681)	(641,326)
Balance at September 30, 2022	$63,948	740,411	$7,404	$35,606,319	$(71,626)	$(312,945)	$4,313,221	$39,606,321

Nine Months Ended September 30, 2023 and 2022

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2023	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-	-	-	-	-	2,428,278	148,983	2,577,261
Effect of equity compensation plans	-	330	4	70,176	-	-	152,176	222,356
Capital contributions	-	-	-	-	-	-	1,760	1,760
Redemption of noncontrolling interests	-	502	5	29,004	-	-	(98,768)	(69,759)
Foreign currency translation gains, net	-	-	-	-	277,341	-	6,888	284,229
Unrealized losses on derivative contracts, net	-	-	-	-	(19,515)	-	(483)	(19,998)
Reallocation of equity	-	-	-	33,281	-	-	(33,281)	-
Dividends ($2.61 per common share) and other distributions	-	-	-	(3)	-	(2,420,022)	(178,055)	(2,598,080)
Balance at September 30, 2023	$63,948	923,974	$9,240	$54,197,865	$(185,783)	$(449,439)	$4,625,031	$58,260,862

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2022	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-	-	-	-	-	2,777,642	157,690	2,935,332
Effect of equity compensation plans	-	349	4	36,613	-	-	87,153	123,770
Capital contributions	-	-	-	-	-	-	11,921	11,921
Redemption of noncontrolling interests	-	235	2	10,929	-	-	(63,436)	(52,505)
Foreign currency translation gains, net	-	-	-	-	741,234	-	19,868	761,102
Unrealized gains on derivative contracts, net	-	-	-	-	65,393	-	1,837	67,230
Reallocation of equity	-	-	-	(2,821)	-	-	2,821	-
Dividends ($2.37 per common share) and other distributions	-	-	-	(10)	-	(1,762,759)	(219,970)	(1,982,739)
Balance at September 30, 2022	$63,948	740,411	$7,404	$35,606,319	$(71,626)	$(312,945)	$4,313,221	$39,606,321

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Consolidated net earnings	$2,577,261	$2,935,332
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(466,686)	(107,565)
Equity-based compensation awards	210,022	140,022
Depreciation and amortization	1,846,545	1,200,410
Earnings from unconsolidated entities, net	(217,786)	(241,481)
Operating distributions from unconsolidated entities	536,104	316,299
Increase in operating receivables from unconsolidated entities	(98,227)	(480,588)
Amortization of debt discounts and debt issuance costs, net	55,526	6,875
Gains on dispositions of development properties and land, net	(273,907)	(390,686)
Gains on other dispositions of investments in real estate, net	(158,392)	(585,854)
Unrealized foreign currency and derivative gains, net	(22,006)	(239,645)
Losses (gains) on early extinguishment of debt, net	(3,275)	18,895
Deferred income tax expense	9,836	23,714
Decrease in other assets	66,281	143,333
Increase in accounts payable and accrued expenses and other liabilities	237,340	109,752
Net cash provided by operating activities	4,298,636	2,848,813
Investing activities:
Real estate development	(2,507,664)	(2,231,821)
Real estate acquisitions	(3,648,920)	(2,232,354)
Duke Transaction, net of cash acquired	(28,111)	-
Tenant improvements and lease commissions on previously leased space	(271,011)	(262,177)
Property improvements	(156,520)	(117,563)
Proceeds from dispositions and contributions of real estate	1,310,442	1,721,993
Investments in and advances to unconsolidated entities	(246,135)	(192,335)
Return of investment from unconsolidated entities	304,901	58,528
Proceeds from the settlement of net investment hedges	31,045	45,033
Payments on the settlement of net investment hedges	(161)	(771)
Net cash used in investing activities	(5,212,134)	(3,211,467)
Financing activities:
Dividends paid on common and preferred stock	(2,420,022)	(1,762,759)
Noncontrolling interests contributions	1,760	11,921
Noncontrolling interests distributions	(178,055)	(219,970)
Settlement of noncontrolling interests	(69,759)	(52,505)
Tax paid with shares withheld	(19,814)	(25,427)
Debt and equity issuance costs paid	(58,320)	(31,912)
Net proceeds from (payments on) credit facilities	(1,328,136)	60,357
Repurchase of and payments on debt	(270,344)	(886,746)
Proceeds from the issuance of debt	5,746,977	3,394,353
Net cash provided by financing activities	1,404,287	487,312

Effect of foreign currency exchange rate changes on cash	(28,431)	(44,493)
Net increase in cash and cash equivalents	462,358	80,165
Cash and cash equivalents, beginning of period	278,483	556,117
Cash and cash equivalents, end of period	$740,841	$636,282

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2023	December 31, 2022
ASSETS
Investments in real estate properties	$87,021,585	$81,623,396
Less accumulated depreciation	10,439,374	9,036,085
Net investments in real estate properties	76,582,211	72,587,311
Investments in and advances to unconsolidated entities	9,091,824	9,698,898
Assets held for sale or contribution	797,758	531,257
Net investments in real estate	86,471,793	82,817,466

Cash and cash equivalents	740,841	278,483
Other assets	4,736,775	4,801,499
Total assets	$91,949,409	$87,897,448

LIABILITIES AND CAPITAL
Liabilities:
Debt	$27,578,197	$23,875,961
Accounts payable and accrued expenses	1,721,108	1,711,885
Other liabilities	4,389,242	4,446,509
Total liabilities	33,688,547	30,034,355

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,571,883	53,173,334
Limited partners – common	854,388	843,263
Limited partners – Class A common	472,347	464,781
Total partners’ capital	54,962,566	54,545,326
Noncontrolling interests	3,298,296	3,317,767
Total capital	58,260,862	57,863,093
Total liabilities and capital	$91,949,409	$87,897,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental	$1,777,359	$1,151,846	$5,062,583	$3,322,159
Strategic capital	136,848	594,752	1,070,584	884,916
Development management and other	457	4,294	1,055	15,025
Total revenues	1,914,664	1,750,892	6,134,222	4,222,100
Expenses:
Rental	416,076	284,707	1,216,568	830,846
Strategic capital	84,069	130,555	306,684	239,418
General and administrative	96,673	87,903	292,097	245,663
Depreciation and amortization	642,010	401,450	1,846,545	1,200,410
Other	12,342	7,004	31,686	28,214
Total expenses	1,251,170	911,619	3,693,580	2,544,551

Operating income before gains on real estate transactions, net	663,494	839,273	2,440,642	1,677,549
Gains on dispositions of development properties and land, net	89,030	74,678	273,907	390,686
Gains on other dispositions of investments in real estate, net	129,584	1,019	158,392	585,854
Operating income	882,108	914,970	2,872,941	2,654,089

Other income (expense):
Earnings from unconsolidated entities, net	71,365	84,925	217,786	241,481
Interest expense	(181,053)	(63,884)	(466,882)	(188,241)
Foreign currency and derivative gains and other income, net	67,964	171,832	102,682	364,623
Gains (losses) on early extinguishment of debt, net	-	-	3,275	(18,895)
Total other income (expense)	(41,724)	192,873	(143,139)	398,968
Earnings before income taxes	840,384	1,107,843	2,729,802	3,053,057
Income tax expense	(41,243)	(38,669)	(152,541)	(117,725)
Consolidated net earnings	799,141	1,069,174	2,577,261	2,935,332
Less net earnings attributable to noncontrolling interests	32,613	24,979	87,833	79,257
Net earnings attributable to controlling interests	766,528	1,044,195	2,489,428	2,856,075
Less preferred unit distributions	1,453	1,531	4,381	4,600
Net earnings attributable to common unitholders	$765,075	$1,042,664	$2,485,047	$2,851,475

Weighted average common units outstanding – Basic	939,602	753,616	939,448	753,515
Weighted average common units outstanding – Diluted	951,908	766,372	951,643	766,019

Net earnings per unit attributable to common unitholders – Basic	$0.81	$1.37	$2.62	$3.74

Net earnings per unit attributable to common unitholders – Diluted	$0.80	$1.36	$2.61	$3.72

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated net earnings	$799,141	$1,069,174	$2,577,261	$2,935,332
Other comprehensive income:
Foreign currency translation gains, net	146,281	239,062	284,229	761,102
Unrealized gains (losses) on derivative contracts, net	3,702	24,902	(19,998)	67,230
Comprehensive income	949,124	1,333,138	2,841,492	3,763,664
Net earnings attributable to noncontrolling interests	(32,613)	(24,979)	(87,833)	(79,257)
Other comprehensive loss (income) attributable to noncontrolling interests	260	470	(20)	955
Comprehensive income attributable to common unitholders	$916,771	$1,308,629	$2,753,639	$3,685,362

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended September 30, 2023 and 2022

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2023	1,279	$63,948	923,861	$53,401,682	14,538	$840,369	8,595	$469,424	$3,302,401	$58,077,824
Consolidated net earnings	-	-	-	747,627	-	12,344	-	6,557	32,613	799,141
Effect of equity compensation plans	-	-	6	35,021	331	68,350	-	-	-	103,371
Capital contributions	-	-	-	-	-	-	-	-	62	62
Redemption of limited partners units	-	-	107	6,207	(134)	(9,497)	-	-	-	(3,290)
Foreign currency translation gains (losses), net	-	-	-	142,969	-	2,307	-	1,265	(260)	146,281
Unrealized gains on derivative contracts, net	-	-	-	3,618	-	53	-	31	-	3,702
Reallocation of capital	-	-	-	41,046	-	(41,675)	-	629	-	-
Distributions ($0.87 per common unit) and other	-	-	-	(806,287)	-	(17,863)	-	(5,559)	(36,520)	(866,229)
Balance at September 30, 2023	1,279	$63,948	923,974	$53,571,883	14,735	$854,388	8,595	$472,347	$3,298,296	$58,260,862

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2022	1,279	$63,948	740,360	$34,511,819	12,662	$590,224	8,595	$374,526	$3,333,421	$38,873,938
Consolidated net earnings	-	-	-	1,015,464	-	17,736	-	10,995	24,979	1,069,174
Effect of equity compensation plans	-	-	23	15,496	131	26,754	-	-	-	42,250
Capital contributions	-	-	-	-	-	-	-	-	838	838
Redemption of limited partners units	-	-	28	1,357	(45)	(3,874)	-	-	-	(2,517)
Foreign currency translation gains (losses), net	-	-	-	232,919	-	4,069	-	2,544	(470)	239,062
Unrealized gains on derivative contracts, net	-	-	-	24,216	-	422	-	264	-	24,902
Reallocation of capital	-	-	-	15,526	-	(15,878)	-	352	-	-
Distributions ($0.79 per common unit) and other	-	-	-	(587,645)	-	(12,896)	-	(5,558)	(35,227)	(641,326)
Balance at September 30, 2022	1,279	$63,948	740,411	$35,229,152	12,748	$606,557	8,595	$383,123	$3,323,541	$39,606,321

Nine Months Ended September 30, 2023 and 2022

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2023	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	2,428,278	-	39,919	-	21,231	87,833	2,577,261
Effect of equity compensation plans	-	-	330	70,180	1,174	152,176	-	-	-	222,356
Capital contributions	-	-	-	-	-	-	-	-	1,760	1,760
Redemption of limited partners units	-	-	502	29,009	(1,079)	(98,768)	-	-	-	(69,759)
Foreign currency translation gains, net	-	-	-	277,341	-	4,422	-	2,446	20	284,229
Unrealized losses on derivative contracts, net	-	-	-	(19,515)	-	(311)	-	(172)	-	(19,998)
Reallocation of capital	-	-	-	33,281	-	(34,018)	-	737	-	-
Distributions ($2.61 per common unit) and other	-	-	-	(2,420,025)	-	(52,295)	-	(16,676)	(109,084)	(2,598,080)
Balance at September 30, 2023	1,279	$63,948	923,974	$53,571,883	14,735	$854,388	8,595	$472,347	$3,298,296	$58,260,862

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2022	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	2,777,642	-	48,415	-	30,018	79,257	2,935,332
Effect of equity compensation plans	-	-	349	36,617	969	87,153	-	-	-	123,770
Capital contributions	-	-	-	-	-	-	-	-	11,921	11,921
Redemption of limited partners units	-	-	235	10,931	(575)	(63,436)	-	-	-	(52,505)
Foreign currency translation gains (losses), net	-	-	-	741,234	-	12,763	-	8,060	(955)	761,102
Unrealized gains on derivative contracts, net	-	-	-	65,393	-	1,126	-	711	-	67,230
Reallocation of capital	-	-	-	(2,821)	-	2,514	-	307	-	-
Distributions ($2.37 per common unit) and other	-	-	-	(1,762,769)	-	(39,075)	-	(16,675)	(164,220)	(1,982,739)
Balance at September 30, 2022	1,279	$63,948	740,411	$35,229,152	12,748	$606,557	8,595	$383,123	$3,323,541	$39,606,321

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Consolidated net earnings	$2,577,261	$2,935,332
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(466,686)	(107,565)
Equity-based compensation awards	210,022	140,022
Depreciation and amortization	1,846,545	1,200,410
Earnings from unconsolidated entities, net	(217,786)	(241,481)
Operating distributions from unconsolidated entities	536,104	316,299
Increase in operating receivables from unconsolidated entities	(98,227)	(480,588)
Amortization of debt discounts and debt issuance costs, net	55,526	6,875
Gains on dispositions of development properties and land, net	(273,907)	(390,686)
Gains on other dispositions of investments in real estate, net	(158,392)	(585,854)
Unrealized foreign currency and derivative gains, net	(22,006)	(239,645)
Losses (gains) on early extinguishment of debt, net	(3,275)	18,895
Deferred income tax expense	9,836	23,714
Decrease in other assets	66,281	143,333
Increase in accounts payable and accrued expenses and other liabilities	237,340	109,752
Net cash provided by operating activities	4,298,636	2,848,813
Investing activities:
Real estate development	(2,507,664)	(2,231,821)
Real estate acquisitions	(3,648,920)	(2,232,354)
Duke Transaction, net of cash acquired	(28,111)	-
Tenant improvements and lease commissions on previously leased space	(271,011)	(262,177)
Property improvements	(156,520)	(117,563)
Proceeds from dispositions and contributions of real estate	1,310,442	1,721,993
Investments in and advances to unconsolidated entities	(246,135)	(192,335)
Return of investment from unconsolidated entities	304,901	58,528
Proceeds from the settlement of net investment hedges	31,045	45,033
Payments on the settlement of net investment hedges	(161)	(771)
Net cash used in investing activities	(5,212,134)	(3,211,467)
Financing activities:
Distributions paid on common and preferred units	(2,488,993)	(1,818,509)
Noncontrolling interests contributions	1,760	11,921
Noncontrolling interests distributions	(109,084)	(164,220)
Redemption of common limited partnership units	(69,759)	(52,505)
Tax paid with shares of the Parent withheld	(19,814)	(25,427)
Debt and equity issuance costs paid	(58,320)	(31,912)
Net proceeds from (payments on) credit facilities	(1,328,136)	60,357
Repurchase of and payments on debt	(270,344)	(886,746)
Proceeds from the issuance of debt	5,746,977	3,394,353
Net cash provided by financing activities	1,404,287	487,312

Effect of foreign currency exchange rate changes on cash	(28,431)	(44,493)
Net increase in cash and cash equivalents	462,358	80,165
Cash and cash equivalents, beginning of period	278,483	556,117
Cash and cash equivalents, end of period	$740,841	$636,282

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2023, the Parent owned a 97.58% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.42% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

(1)
Intangible assets of $836.6 million and intangible liabilities of $2.3 billion were included within Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. The acquired lease intangibles from the Duke Transaction will be amortized over the terms of the respective leases with a weighted average remaining lease term of 64 months at October 3, 2022.

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2023	2022	2023	2022	2023	2022
Operating properties:
Buildings and improvements	620,413	597,362	2,933	2,825	$51,476,222	$48,650,334
Improved land					22,390,537	20,388,461
Development portfolio, including land costs:
Prestabilized	12,738	4,874	40	15	1,718,732	597,553
Properties under development	25,042	44,011	70	121	2,701,514	3,614,601
Land (1)					3,730,346	3,338,121
Other real estate investments (2)					5,004,234	5,034,326
Total investments in real estate properties					87,021,585	81,623,396
Less accumulated depreciation					10,439,374	9,036,085
Net investments in real estate properties					$76,582,211	$72,587,311

(1)
At September 30, 2023 and December 31, 2022, our land was comprised of 8,094 and 7,188 acres, respectively.

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

Index

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023 (1)	2022
Number of operating properties	-	9	76	22
Square feet	-	1,952	14,941	3,746
Acres of land	890	590	1,128	1,796
Acquisition cost of net investments in real estate, excluding other real estate investments	$116,112	$314,736	$3,626,672	$1,562,962

Acquisition cost of other real estate investments	$37,343	$33,627	$77,624	$636,841

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

Dispositions

The following table summarizes our dispositions of net investments in real estate that include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dispositions of development properties and land, net (1)
Number of properties	2	7	7	18
Square feet	1,530	1,203	3,652	4,966
Net proceeds	$272,250	$168,601	$738,207	$846,350
Gains on dispositions of development properties and land, net	$89,030	$74,678	$273,907	$390,686

Other dispositions of investments in real estate, net (2)
Number of properties	19	-	24	102
Square feet	2,415	-	2,775	8,676
Net proceeds	$263,567	$-	$635,140	$1,264,280
Gains on other dispositions of investments in real estate, net	$129,584	$1,019	$158,392	$585,854

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)
During the nine months ended September 30, 2023, we sold our ownership interest in an unconsolidated office joint venture.

Leases

We recognized lease right-of-use assets of $677.0 million and $735.4 million within Other Assets and lease liabilities of $587.0 million and $638.8 million within Other Liabilities, for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively.

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

Index

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	September 30,	December 31,
	2023	2022
Unconsolidated co-investment ventures	$7,953,412	$8,073,927
Other ventures (1)	1,138,412	1,624,971
Total	$9,091,824	$9,698,898

(1)
Included in other ventures is our $193.2 million and $162.6 million investment in early and growth-stage companies that are focused on emerging technologies in the logistics sector at September 30, 2023 and December 31, 2022, respectively.

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recurring fees	$113,947	$115,902	$340,842	$344,945
Transactional fees	15,757	19,805	44,359	54,553
Promote revenue (1)	3,993	456,038	673,665	475,552
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$133,697	$591,745	$1,058,866	$875,050

(1)
Includes promote revenue earned from unconsolidated co-investment ventures in the U.S. and Mexico in June 2023 and in Europe in September 2022.

(2)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia (2)		Total
At:	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Key property information:
Ventures	1	1	2	2	2	2	4	3	9	8
Operating properties	741	739	266	260	995	989	226	217	2,228	2,205
Square feet	124	123	61	60	220	219	94	89	499	491

Financial position:
Total assets ($)	11,747	12,617	4,056	3,744	22,222	22,502	9,807	9,964	47,832	48,827
Third-party debt ($)	4,039	3,468	916	919	5,462	5,315	3,913	3,811	14,330	13,513
Total liabilities ($)	4,738	4,143	1,025	1,011	7,428	7,292	4,330	4,279	17,521	16,725

Our investment balance ($) (3)	2,294	2,398	1,142	1,070	3,736	3,786	781	820	7,953	8,074
Our weighted average ownership (4)	27.3%	26.2%	38.7%	41.0%	31.3%	31.0%	15.2%	15.2%	27.7%	27.4%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
For the three months ended:
Total revenues ($)	330	297	109	97	429	342	164	152	1,032	888
Net earnings ($)	86	73	52	35	66	113	28	34	232	255

Our earnings from unconsolidated co-investment ventures, net ($)	24	20	18	12	23	41	5	5	70	78

For the nine months ended:
Total revenues ($)	983	874	314	282	1,255	1,052	491	478	3,043	2,686
Net earnings ($)	262	213	142	99	226	344	56	100	686	756

Our earnings from unconsolidated co-investment ventures, net ($)	71	58	49	34	74	111	10	16	204	219

(1)
Prologis Brazil Logistics Venture (“PBLV”) and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
In April 2023, we formed Prologis Japan Core Logistics Fund ("PJLF") with two investors through the initial contribution of assets for which we received cash and equity ownership. We made additional contributions to PJLF in the third quarter of 2023. We account for our investment in PJLF under the equity method of accounting. At September 30, 2023, our ownership interest was 16.3%.

Index

(3)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2023 and December 31, 2022, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($255.3 million and $193.7 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc.

(4)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At September 30, 2023, our outstanding equity commitments were $893.6 million, principally for Prologis China Logistics Venture, Prologis European Logistics Fund and USLF. The equity commitments expire from 2023 to 2033 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2023 and December 31, 2022. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30,	December 31,
	2023	2022
Number of operating properties	20	21
Square feet	6,883	4,061
Total assets held for sale or contribution	$797,758	$531,257
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$38,386	$4,536

NOTE 6. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	September 30, 2023			December 31, 2022
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities	4.6%	3.6	$212,748	4.2%	2.8	$1,538,461
Senior notes	2.9%	10.4	24,741,952	2.3%	10.3	19,786,253
Term loans and unsecured other	2.8%	3.9	2,253,857	2.3%	4.9	2,106,592
Secured mortgage	3.8%	3.8	369,640	3.0%	4.3	444,655
Total	2.9%	9.8	$27,578,197	2.5%	9.2	$23,875,961

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

Index

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	September 30, 2023			December 31, 2022
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,274,242	4.6%	2.1%	$1,228,483	5.1%
Canadian dollar	5.0%	819,390	3.0%	4.5%	814,491	3.4%
Chinese renminbi	3.7%	238,553	0.9%	-	-	-
Euro	2.0%	9,736,225	35.3%	1.3%	7,991,301	33.5%
Japanese yen	1.0%	2,925,039	10.6%	1.0%	3,308,009	13.9%
U.S. dollar	3.9%	12,584,748	45.6%	3.6%	10,533,677	44.1%
Total	2.9%	$27,578,197	100.0%	2.5%	$23,875,961	100.0%

Credit Facilities

The following table summarizes information about our available liquidity at September 30, 2023 (in millions):

Aggregate lender commitments
Credit facilities	$6,370
Less:
Borrowings outstanding	213
Outstanding letters of credit	37
Current availability	6,120
Cash and cash equivalents	741
Total liquidity	$6,861

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

We also have a Japanese yen revolver (the "Yen Credit Facility"). On August 25, 2023, we amended and restated the Yen Credit Facility, upsizing its borrowing capacity by ¥3.5 billion for total commitments of ¥58.5 billion ($392.0 million at September 30, 2023). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($502.6 million at September 30, 2023), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2022 Global Facility, the 2023 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Senior Notes

The following table summarizes the issuances of senior notes during the nine months ended September 30, 2023 (principal in thousands):

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

Index

Term Loans

In the third quarter of 2023, we entered into Chinese renminbi term loans totaling ¥1.7 billion ($239.4 million) with an issuance date weighted average interest rate of 3.5% maturing between September 2024 to 2026.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2023 and for each year through the period ended December 31, 2027, and thereafter were as follows at September 30, 2023 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2023 (1)	$-	$-	$-	$1,684	$1,684
2024 (1)(2)	-	317,820	100,281	96,121	514,222
2025 (3)	-	33,504	724,404	167,520	925,428
2026 (4)	31,782	1,294,868	708,905	3,980	2,039,535
2027 (5)	180,966	1,707,417	47,916	4,156	1,940,455
Thereafter	-	21,979,912	676,428	89,135	22,745,475
Subtotal	212,748	25,333,521	2,257,934	362,596	28,166,799
Unamortized premiums (discounts), net	-	(477,240)	710	8,136	(468,394)
Unamortized debt issuance costs, net	-	(114,329)	(4,787)	(1,092)	(120,208)
Total	$212,748	$24,741,952	$2,253,857	$369,640	$27,578,197

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)
Included in the 2024 maturities was a Chinese term loan ($100.3 million at September 30, 2023) that can be extended until 2026, subject to the prevailing interest rate at the time of extension.

(3)
Included in the 2025 maturities was a Canadian term loan ($223.4 million at September 30, 2023) that can be extended until 2027.

(4)
Included in the 2026 maturities was the 2022 Global Facility ($31.8 million at September 30, 2023) that can be extended until 2027.

(5)
Included in the 2027 maturities was the 2023 Global Facility ($181.0 million at September 30, 2023) that can be extended until 2028.

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at September 30, 2023 were subject to certain financial covenants under their related documents. At September 30, 2023, we were in compliance with all of our financial debt covenants.

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

Index

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,152,160	$3,182,858	$7,161,018	$7,225,438	$165,959	$158,453
Other consolidated entities (1)	-	various	146,136	134,909	1,060,117	1,737,311	142,533	259,524
Prologis, L.P.			3,298,296	3,317,767	8,221,135	8,962,749	308,492	417,977
Limited partners in Prologis, L.P. (2)(3)			1,326,735	1,308,044	-	-	-	-
Prologis, Inc.			$4,625,031	$4,625,811	$8,221,135	$8,962,749	$308,492	$417,977

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at September 30, 2023 and December 31, 2022 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 8.6 million Class A Units that were convertible into 8.1 million and 8.0 million limited partnership units of the OP at September 30, 2023 and December 31, 2022, respectively.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 9.2 million and 10.0 million shares of the Parent’s common stock, at September 30, 2023 and December 31, 2022, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 5.5 million and 4.6 million shares of the Parent’s common stock at September 30, 2023 and December 31, 2022, respectively. See further discussion of LTIP Units in Note 8.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the nine months ended September 30, 2023 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2023	1,533	$100.59
Granted	1,136	104.78
Vested and distributed	(429)	117.29
Forfeited	(40)	113.01
Balance at September 30, 2023	2,200	$99.27

LTIP Units

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2023 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2023	4,214	$73.31
Granted	2,567	100.16
Vested LTIP Units	(1,019)	108.99
Forfeited	(2)	142.72
Balance at September 30, 2023	5,760	$78.94

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2023	2022	2023	2022
Net earnings attributable to common stockholders – Basic	$746,174	$1,013,933	$2,423,897	$2,773,042
Net earnings attributable to exchangeable limited partnership units (1)	19,054	28,792	61,497	78,648
Adjusted net earnings attributable to common stockholders – Diluted	$765,228	$1,042,725	$2,485,394	$2,851,690

Weighted average common shares outstanding – Basic	924,395	740,719	924,228	740,585
Incremental weighted average effect on exchange of limited partnership units (1)	23,627	21,230	23,615	21,246
Incremental weighted average effect of equity awards	3,886	4,423	3,800	4,188
Weighted average common shares outstanding – Diluted (2)	951,908	766,372	951,643	766,019

Net earnings per share attributable to common stockholders:
Basic	$0.81	$1.37	$2.62	$3.74
Diluted	$0.80	$1.36	$2.61	$3.72

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2023	2022	2023	2022
Net earnings attributable to common unitholders	$765,075	$1,042,664	$2,485,047	$2,851,475
Net earnings attributable to Class A Units	(6,557)	(10,995)	(21,231)	(30,018)
Net earnings attributable to common unitholders – Basic	758,518	1,031,669	2,463,816	2,821,457
Net earnings attributable to Class A Units	6,557	10,995	21,231	30,018
Net earnings attributable to exchangeable other limited partnership units	153	61	347	215
Adjusted net earnings attributable to common unitholders – Diluted	$765,228	$1,042,725	$2,485,394	$2,851,690

Weighted average common partnership units outstanding – Basic	939,602	753,616	939,448	753,515
Incremental weighted average effect on exchange of Class A Units	8,121	8,034	8,096	8,017
Incremental weighted average effect on exchange of other limited partnership units	299	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	3,886	4,423	3,800	4,188
Weighted average common units outstanding – Diluted (2)	951,908	766,372	951,643	766,019

Net earnings per unit attributable to common unitholders:
Basic	$0.81	$1.37	$2.62	$3.74
Diluted	$0.80	$1.36	$2.61	$3.72

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Class A Units	8,121	8,034	8,096	8,017
Other limited partnership units	299	299	299	299
Equity awards	7,252	6,557	7,347	6,309
Prologis, L.P.	15,672	14,890	15,742	14,625
Common limited partnership units	15,207	12,897	15,220	12,930
Prologis, Inc.	30,879	27,787	30,962	27,555

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	September 30, 2023		December 31, 2022
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$569	$35	$494
British pound sterling	19,973	638	29,187	648
Canadian dollar	9,210	-	12,074	2
Chinese renminbi	2,318	2	657	364
Euro	34,156	1,877	51,317	2,801
Japanese yen	57,758	-	34,022	2,344
Mexican peso	-	444	-	-
Swedish krona	6,659	1	6,292	-
Options
Mexican peso	1,629	1,738	-	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	10,254	-	23,534	-
Canadian dollar	12,915	-	24,552	-

Interest rate swaps
Cash flow hedges
Euro	3,790	-	44,982	-
U.S. dollar	-	-	584	29
Total fair value of derivatives	$158,662	$5,269	$227,236	$6,682

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2023						2022
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	283	601	349	331	81	1,645	175	749	383	250	105	1,662
New contracts ($)	6	110	124	116	34	390	124	603	251	175	81	1,234
Matured, expired or settled contracts ($)	(73)	(218)	(73)	(66)	68	(362)	(49)	(753)	(274)	(78)	(105)	(1,259)
Notional amounts at September 30 ($)	216	493	400	381	183	1,673	250	599	360	347	81	1,637

Weighted average forward rate at September 30	1.29	1.17	1.28	113.85			1.28	1.20	1.32	108.59
Active contracts at September 30	77	69	92	96			96	89	89	99

Index

The following table summarizes the undesignated derivative financial instruments exercised and outstanding recognized in realized and unrealized gains, respectively, in Foreign Currency and Derivative Gains and Other Income, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Exercised contracts	42	55	163	124
Realized gains on the matured, expired or settled contracts	$11	$94	$42	$124
Unrealized gains on the change in fair value of outstanding contracts	$29	$48	$9	$151

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges of our foreign operations and cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets and reflected within the Other Comprehensive Income table below.

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2023				2022
	CAD	CNH	GBP	Total	BRL	CAD	GBP	Total
Notional amounts at January 1 ($)	534	-	440	974	-	535	432	967
New contracts ($)	350	100	218	668	44	599	317	960
Matured, expired or settled contracts ($)	(363)	(100)	(228)	(691)	(44)	(535)	(300)	(879)
Notional amounts at September 30 ($)	521	-	430	951	-	599	449	1,048

Weighted average forward rate at September 30	1.32	-	1.25		-	1.29	1.31
Active contracts at September 30	6	-	4		-	7	4

Interest Rate Swaps

The following table summarizes the activity of our interest rate swaps designated as cash flow hedges for the nine months ended September 30 (in millions):

	2023			2022
	EUR	USD	Total	EUR	USD	Total
Notional amounts at January 1 ($)	447	150	597	165	-	165
New contracts ($)	691	1,750	2,441	1,004	250	1,254
Matured, expired or settled contracts ($)	(859)	(1,900)	(2,759)	(722)	(250)	(972)
Notional amounts at September 30 ($)	279	-	279	447	-	447

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	September 30, 2023	December 31, 2022
British pound sterling	$1,304	$1,237
Canadian dollar	$370	$370

The following table summarizes the unrealized gains in Foreign Currency and Derivative Gains and Other Income, Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro denominated debt and accrued interest (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains on the unhedged portion	$10	$36	$7	$85

Index

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

The following table presents these changes in Other Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative net investment hedges (1)	$29,679	$74,341	$6,846	$134,798
Debt designated as nonderivative net investment hedges	50,149	105,726	(30,237)	247,195
Cumulative translation adjustment	66,453	58,995	307,620	379,109
Total foreign currency translation gains, net	$146,281	$239,062	$284,229	$761,102

Cash flow hedges (1) (2)	$632	$16,818	$(15,396)	$45,764
Our share of derivatives from unconsolidated co-investment ventures	3,070	8,084	(4,602)	21,466
Total unrealized gains (losses) on derivative contracts, net	$3,702	$24,902	$(19,998)	$67,230
Total change in other comprehensive income	$149,983	$263,964	$264,231	$828,332

(1)
The ending balance in AOCI/L in the Consolidated Balance Sheets for accumulated derivative gains on net investment hedges was $339.8 million and $333.0 million at September 30, 2023 and December 31, 2022 respectively. Additionally, the ending balance in AOCI/L for accumulated derivative gains on cash flow hedges was $17.3 million and $32.7 million at September 30, 2023 and December 31, 2022, respectively.

(2)
We estimate additional income of $2.7 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from September 30, 2023, due to the amortization of previously settled derivatives designated as cash flow hedges.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Fair Value Measurements on a Recurring Basis

At September 30, 2023 and December 31, 2022, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2023 and December 31, 2022, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At September 30, 2023 and December 31, 2022, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At September 30, 2023 and December 31, 2022, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2023 and December 31, 2022, as compared with those in effect when the debt was issued or assumed, including reduced borrowing spreads due to our credit ratings. See Note 6 for more information on our debt activity.

Index

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities	$212,748	$212,748	$1,538,461	$1,538,461
Senior notes	24,741,952	20,891,413	19,786,253	16,604,241
Term loans and unsecured other	2,253,857	2,239,280	2,106,592	2,092,264
Secured mortgage	369,640	340,147	444,655	420,964
Total	$27,578,197	$23,683,588	$23,875,961	$20,655,930

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

Below we present: (i) each reportable business segment’s revenues from external customers to Total Revenues; (ii) each reportable business segment’s net operating income from external customers to Operating Income and Earnings Before Income Taxes; and (iii) each reportable business segment’s assets to Total Assets. Our chief operating decision makers rely principally on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Operating Income, Earnings Before Income Taxes and Total Assets in the Consolidated Financial Statements are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are not allocated but reflected as non-segment items.

Index

The following reportable business segment revenues, net operating income and assets are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Real estate segment:
U.S.	$1,705,656	$1,102,418	$4,866,508	$3,187,756
Other Americas	29,442	23,774	81,576	69,136
Europe	29,101	13,437	69,368	37,145
Asia	13,617	16,511	46,186	43,147
Total real estate segment	1,777,816	1,156,140	5,063,638	3,337,184
Strategic capital segment:
U.S.	53,077	53,973	786,222	155,474
Other Americas	14,054	13,344	74,139	57,809
Europe	45,457	503,764	135,267	599,076
Asia	24,260	23,671	74,956	72,557
Total strategic capital segment	136,848	594,752	1,070,584	884,916

Total revenues	1,914,664	1,750,892	6,134,222	4,222,100

Segment net operating income: (1)
Real estate segment:
U.S. (2)	1,295,042	828,144	3,671,766	2,384,060
Other Americas	23,184	17,068	62,429	50,010
Europe	22,235	7,758	51,493	13,592
Asia	8,937	11,459	29,696	30,462
Total real estate segment	1,349,398	864,429	3,815,384	2,478,124
Strategic capital segment:
U.S. (2)	6,302	(16,055)	622,802	33,930
Other Americas	7,147	7,410	53,962	43,657
Europe	27,187	461,701	53,288	528,323
Asia	12,143	11,141	33,848	39,588
Total strategic capital segment	52,779	464,197	763,900	645,498

Non-segment items:
General and administrative expenses	(96,673)	(87,903)	(292,097)	(245,663)
Depreciation and amortization expenses	(642,010)	(401,450)	(1,846,545)	(1,200,410)
Gains on dispositions of development properties and land, net	89,030	74,678	273,907	390,686
Gains on other dispositions of investments in real estate, net	129,584	1,019	158,392	585,854
Operating income	882,108	914,970	2,872,941	2,654,089

Earnings from unconsolidated entities, net	71,365	84,925	217,786	241,481
Interest expense	(181,053)	(63,884)	(466,882)	(188,241)
Foreign currency and derivative gains and other income, net	67,964	171,832	102,682	364,623
Gains (losses) on early extinguishment of debt, net	-	-	3,275	(18,895)
Earnings before income taxes	$840,384	$1,107,843	$2,729,802	$3,053,057

Index

	September 30, 2023	December 31, 2022
Segment assets:
Real estate segment:
U.S.	$75,749,288	$71,858,560
Other Americas	1,873,732	1,831,956
Europe	2,280,004	1,952,160
Asia	697,222	1,031,135
Total real estate segment	80,600,246	76,673,811
Strategic capital segment: (3)
U.S.	10,499	10,817
Europe	25,280	25,280
Asia	192	231
Total strategic capital segment	35,971	36,328
Total segment assets	80,636,217	76,710,139

Non-segment items:
Investments in and advances to unconsolidated entities	9,091,824	9,698,898
Assets held for sale or contribution	797,758	531,257
Cash and cash equivalents	740,841	278,483
Other assets	682,769	678,671
Total non-segment items	11,313,192	11,187,309
Total assets	$91,949,409	$87,897,448

(1)
Net Operating Income ("NOI") from the Real Estate Segment is calculated directly from the Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. NOI from the Strategic Capital Segment is calculated directly from the Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses.

(2)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(3)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at September 30, 2023 and December 31, 2022.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2023 and 2022 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $29.0 million in 2023 and $150.4 million in 2022 for both assets and liabilities.

•
We capitalized $30.6 million and $26.5 million in 2023 and 2022, respectively, of equity-based compensation expense.

•
We issued 0.5 million and 0.2 million shares in 2023 and 2022, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We increased our ownership in an unconsolidated co-investment venture in 2023 through the reinvestment of distributions from the venture of $11.6 million and receipt of $45.1 million of third-party investors' ownership in lieu of cash.

•
We received $393.2 million in 2022, of ownership interests in certain unconsolidated co-investment ventures as a portion of our proceeds from the contribution of properties to these entities, as disclosed in Note 4.

We paid $340.4 million and $188.9 million for interest, net of amounts capitalized, during the nine months ended September 30, 2023 and 2022, respectively.

We paid $122.2 million and $85.3 million for income taxes, net of refunds, during the nine months ended September 30, 2023 and 2022, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2023, the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 27, 2023

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of September 30, 2023, the related consolidated statements of income, comprehensive income, and capital for the three-month and nine-month periods ended September 30, 2023 and 2022, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 27, 2023

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

Included in our discussion below are references to funds from operations (“FFO”) and net operating income (“NOI”), neither of which are United States ("U.S.") generally accepted accounting principles (“GAAP”). See below for a reconciliation of Net Earnings Attributable to Common Stockholders/Unitholders in the Consolidated Statements of Income to our FFO measures and a reconciliation of NOI to Operating Income in the Consolidated Statements of Income, the most directly comparable GAAP measures.

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

The importance of logistics supply chains has increased dramatically to our customers and the global economy. The long-term trends of e-commerce adoption and supply chain resiliency continue to drive the need for increased warehouse space to store and distribute goods. This demand has translated into meaningful increases in rents and has resulted in low vacancy. We believe this demand is driven by three primary factors: (i) customer supply chains re-positioning to address the significant shift to e-commerce and heightened service expectations; (ii) overall consumption and household growth; and (iii) our customers’ desire for more supply chain resiliency. We believe these forces will keep demand strong over the long term.

Index

Our teams actively manage our portfolio by providing comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We also invest significant capital into new logistics properties principally through our development activity and third-party acquisitions. Proceeds from the disposition of properties, generally the contribution of newly developed properties to our co-investment ventures and the sales of non-strategic properties to third parties, allow us to recycle capital back into our investment activities.

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

Our scale and customer-centric approach have compelled us to expand the services we are providing to our customers. Our 1.2 billion square foot portfolio provides a base upon which to build a platform of solutions to address challenges that our customers face in global fulfillment today. Through Prologis Essentials, we focus on innovative ways to meet our customers’ operations, energy and sustainability, mobility and workforce needs. Our customer experience teams, proprietary technology and strategic partnerships are foundational to Prologis Essentials and allow us to provide our customers with unique and actionable insights to drive greater efficiency in their operations.

Finally, our long-standing dedication to Environmental, Social and Governance (“ESG”) practices strengthens our relationships with our customers, investors, employees and the communities in which we do business. The principles of ESG are an important aspect of our business strategy that we believe delivers a strategic business advantage while positively impacting the environment.

Our Global Presence

At September 30, 2023, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.2 billion square feet across the following geographies:

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

Index

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

Our business comprises two operating segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

(1)
NOI from the Real Estate Segment is calculated directly from the Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. NOI from the Strategic Capital Segment is calculated directly from the Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses.

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

Real Estate Segment

Rental Operations. Rental operations comprises the largest component of our operating segments and generally contributes 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the nine months ended September 30, 2023, within the consolidated operating portfolio, the weighted average lease term was 63 months. We expect to generate internal growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, capital, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to the requirements of our customers while deepening our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that result in cost-savings and operational efficiencies for our customers; and (v) our procurement capabilities that allow us to secure high-demand construction materials at lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the value of our Real Estate Segment. Generally, we develop properties in the U.S. to hold for the long-term and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital Segment

Our Strategic Capital Segment allows us to partner with many of the world’s largest institutional investors. The business is capitalized principally through private and public equity of which 93% is either in perpetual open ended or long-term ventures and two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico). We align our interests with our partners by holding significant ownership interests in our nine unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

This segment produces durable, long-term cash flows and generally contributes 10% to 15% of our consolidated revenues, earnings and FFO, excluding promotes, all while requiring minimal capital other than our investment in the venture. We generate strategic capital revenues from our unconsolidated co-investment ventures, principally through asset management and property management services. Asset management fees are primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets based primarily on the total

Index

return of the investments over certain financial hurdles. We plan to grow this business and increase revenues by increasing our assets under management in existing or new ventures. The majority of the strategic capital revenues are generated outside the U.S. Promote revenues are recognized when earned at the end of the promote period for the specific co-investment ventures.

FUTURE GROWTH

We believe that the quality and scale of our portfolio, our ability to build out our land bank, our strategic capital business, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

(1)
Net effective rent ("NER") is calculated at the beginning of the lease using estimated total cash rent to be received over the term and annualized, and excludes amortization of fair value lease adjustments. Trailing NER change is based on the twelve months immediately prior to the period ended.

•
Rent Growth. We expect rents in our markets to continue to increase due to healthy demand combined with low vacancy. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future organic NOI growth. We estimate that our lease mark-to-market is approximately 62% (on an NER basis), which represents the growth rate from in-place rents to current market rents based on our share of the O&M portfolio at September 30, 2023. Therefore, even if there was no additional market rent growth in the future, we expect our lease renewals to translate into significant increases in future income. We have experienced positive rent change on rollover (comparing the NER of the new lease to the prior lease for the same space) in every quarter since 2013.

•
Value Creation from Development. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgment of market conditions, opportunities and risks. One of the ways in which we create value is through our focus on sourcing well-located land and redevelopment sites through acquisition opportunities, including our innovative approach with Covered Land Plays, which are income-producing assets acquired with the intention to redevelop for higher and better use as industrial properties. Based on our current estimates, our consolidated land, including options and Covered Land Plays, has the potential to support the development of $37.2 billion ($40.4 billion on an O&M basis) of TEI of new logistics space. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At September 30, 2023, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $50.3 billion across 497 million square feet.

•
Balance Sheet Strength. At September 30, 2023, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average interest rate was 2.9%. Over the last several years prior to the current rising interest rate environment, we were able to take advantage of lower interest rates through our refinancing activities and substantially addressed our debt maturities until 2026. At September 30, 2023, we had total available liquidity of $6.9 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

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

Index

as a percentage of investments in real estate. While we plan to make future investments in our new lines of business through Prologis Essentials, we expect to maintain our operational efficiency.

•
Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale in procurement and innovating through data analytics and digitization efforts. This includes $193 million of investments, at September 30, 2023, in early and growth-stage companies that are focused on emerging technologies for the logistics sector. Through Prologis Essentials we support our customers through service and product offerings, including innovative solutions to operations, energy and sustainability, mobility and workforce that can make our customers' decision process easier and their enterprise more efficient.

SUMMARY OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Our operating results were strong during the nine months ended September 30, 2023. Market rents continued to grow in most of the global logistics markets, which along with our existing lease mark-to-market, drove significant rent change on rollover and same-store growth in our O&M portfolio. Our O&M operating portfolio occupancy was 97.5% at September 30, 2023 and rent change on leases that commenced during the nine months ended September 30, 2023 was 77.2%, on a net effective basis based on our ownership share. We believe we are well positioned to organically grow earnings over the long-term given the cumulative growth in market rents over the last several years and our existing lease mark-to-market.

We completed the following significant activities in 2023, as described in the Notes to the Consolidated Financial Statements:

•
On June 29, 2023, we acquired a real estate portfolio comprised of 70 operating properties in the U.S., aggregating 14 million square feet, for cash consideration of $3.1 billion.

•
We generated net proceeds of $1.4 billion and realized net gains of $432 million, principally from the contribution of properties to our unconsolidated co-investment ventures in Japan and the sale of a U.S. portfolio of assets to a third party. This activity also includes the sale of our investment in an unconsolidated office joint venture.

•
In April 2023, we formed Prologis Japan Core Logistics Fund ("PJLF"), an unconsolidated co-investment venture, with two investors through the initial contribution of assets for which we received cash and equity ownership. We made additional contributions to PJLF in the third quarter of 2023. At September 30, 2023, our ownership interest was 16.3%.

•
We earned promotes aggregating $674 million ($523 million net of related strategic capital expenses), primarily during the second quarter from the third-party investors in Prologis Targeted U.S. Logistics Fund ("USLF") in the U.S.

•
At September 30, 2023, we had total available liquidity of $6.9 billion, including borrowing capacity on our credit facilities of $6.2 billion and unrestricted cash balances of $0.7 billion.

•
Our financing activities during the period included the following:

•
On April 5, 2023, we amended and restated our 2021 Global Facility as the 2023 Global Facility and upsized it by $1.0 billion and extended the initial maturity date to June 2027.

•
On August 25, 2023, we amended and restated the Yen Credit Facility and upsized its borrowing capacity for total commitments of ¥58.5 billion ($392 million at September 30, 2023) and extended the initial maturity date to August 2027.

•
In the third quarter of 2023, we entered into Chinese renminbi term loans totaling ¥1.7 billion ($239 million) with an issuance date weighted average interest rate of 3.5% maturing between September 2024 to 2026.

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

Index

(1) The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the nine months ended September 30 (in millions):

	2023	2022
Real estate segment:
Rental revenues	$5,063	$3,322
Development management and other revenues	1	15
Rental expenses	(1,217)	(831)
Other expenses	(32)	(28)
Real Estate Segment – NOI	3,815	2,478

Strategic capital segment:
Strategic capital revenues	1,071	885
Strategic capital expenses	(307)	(240)
Strategic Capital Segment – NOI	764	645

General and administrative expenses	(292)	(246)
Depreciation and amortization expenses	(1,846)	(1,200)
Operating income before gains on real estate transactions, net	2,441	1,677
Gains on dispositions of development properties and land, net	274	391
Gains on other dispositions of investments in real estate, net	158	586
Operating income	$2,873	$2,654

See Note 11 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Segment

This operating segment principally includes rental revenue and rental expenses recognized from our consolidated properties. We allocate the costs of our property management and leasing functions to the Real Estate Segment through Rental Expenses and the Strategic Capital Segment through Strategic Capital Expenses, both in the Consolidated Financial Statements, based on the square footage of the relative portfolios. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Segment NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2023	2022
Rental revenues	$5,063	$3,322
Development management and other revenues	1	15
Rental expenses	(1,217)	(831)
Other expenses	(32)	(28)
Real Estate Segment – NOI	$3,815	$2,478

Index

The change in Real Estate Segment (“RES”) NOI for the nine months ended September 30, 2023 compared to the same period in 2022 of $1.3 billion was impacted by the following activities (in millions):

(1)
Acquisition activity is primarily due to the Duke Transaction on October 3, 2022 and also includes the U.S. real estate portfolio acquired on June 29, 2023. These amounts also include the amortization of fair value lease adjustments to rental revenues due to the acquisition of above and below market leases.

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

(3)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2022 through September 30, 2023.

(4)
The change is partially due to higher insurance costs from an unusually active storm season during the first quarter of 2023.

Below are key operating metrics of our consolidated operating portfolio, which exclude non-strategic industrial properties and non-industrial properties, both classified as other real estate investments within Investments in Real Estate Properties in the Consolidated Balance Sheets.

(1)
In October 2022, we completed the Duke Transaction, which increased our consolidated square feet.

(2)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(3)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the nine months ended September 30 (dollars and square feet in millions):

	2023	2022
Starts:
Number of new development buildings during the period	17	75
Square feet	4	26
TEI (1)	$1,335	$3,838
Percentage of build-to-suits based on TEI	60.9%	36.4%

Stabilizations:
Number of development buildings stabilized during the period	43	52
Square feet	15	16
TEI	$1,863	$2,004
Percentage of build-to-suits based on TEI	36.3%	46.8%
Weighted average stabilized yield (2)	6.4%	6.0%
Estimated value at completion	$2,505	$3,159
Estimated weighted average margin (3)	34.5%	57.6%
Estimated value creation	$642	$1,155

(1)
Included in TEI were investments in data center projects that started during the third quarter of 2023 and incremental spend of $161 million related to a development start that was previously reported.

(2)
We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(3)
Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI.

At September 30, 2023, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before September 2025 with a TEI of $6.9 billion and was 41.0% leased. Our investment in the development portfolio was $4.4 billion at September 30, 2023, leaving $2.5 billion remaining to be spent. We expect our development activities to increase in the fourth quarter of 2023.

Capital Expenditures

We capitalize costs incurred in improving and leasing our operating properties as part of the investment basis or within other assets. The following graph summarizes recurring capitalized expenditures, excluding development costs and non-recurring costs of our consolidated operating properties during each quarter:

Strategic Capital Segment

This operating segment includes revenues from asset management and property management services, transactional services for acquisition, disposition and leasing activity and promote revenue earned from the unconsolidated co-investment ventures. Revenues associated with the Strategic Capital Segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties and other transactional activity including foreign currency exchange rates and timing of

Index

promotes. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital Segment through Strategic Capital Expenses and to the Real Estate Segment through Rental Expenses, both in the Consolidated Financial Statements, based on the square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 4 to the Consolidated Financial Statements.

Below are the components of Strategic Capital Segment NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2023	2022
Strategic capital revenues	$1,071	$885
Strategic capital expenses	(307)	(240)
Strategic Capital Segment – NOI	$764	$645

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia (2)		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Strategic capital revenues ($)
Recurring fees (3)	130	133	36	33	122	129	60	59	348	354
Transactional fees (4)	16	17	5	7	13	17	15	14	49	55
Promote revenue (5)	641	5	33	18	-	453	-	-	674	476
Total strategic capital revenues ($)	787	155	74	58	135	599	75	73	1,071	885
Strategic capital expenses ($) (5)	(164)	(121)	(20)	(14)	(82)	(71)	(41)	(34)	(307)	(240)
Strategic Capital Segment– NOI ($)	623	34	54	44	53	528	34	39	764	645

(1)
The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)
In April 2023, we formed PJLF in Japan with two investors.

(3)
Recurring fees include asset management and property management fees.

(4)
Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(5)
We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. Included in the above is promote revenue we earned primarily from USLF in the second quarter of 2023 and Prologis European Logistics Fund in the third quarter of 2022. Changes in asset valuations within the co-investment ventures during the promote period is one of the significant inputs into the calculation of promote revenues. The asset valuations are prepared by third-party valuation firms.

Up to 40% of the promote earned by us from the co-investment ventures is paid to our employees as a combination of cash and stock-based awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses in the Consolidated Statements of Income, as vested.

G&A Expenses

G&A expenses were $292 million and $246 million for the nine months ended September 30, 2023 and 2022, respectively. G&A expenses increased in 2023 as compared to 2022, principally due to inflationary increases and higher compensation expenses based on our performance. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the nine months ended September 30 (dollars in millions):

	2023	2022
Building and land development activities	$96	$79
Operating building improvements and other	39	32
Total capitalized G&A expenses	$135	$111
Capitalized compensation and related costs as a percentage of total	23.6%	23.0%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.8 billion and $1.2 billion for the nine months ended September 30, 2023 and 2022, respectively.

The change in depreciation and amortization expenses during the nine months ended September 30, 2023 from the same period in 2022 of approximately $646 million was impacted by the following activities (in millions):

(1)
Included in acquisitions are the operating properties, other real estate properties and related lease intangibles acquired in the Duke Transaction.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $274 million and $391 million for the nine months ended September 30, 2023 and 2022, respectively, primarily from the contribution of properties we developed to our unconsolidated co-investment ventures in Japan during both periods and Europe in 2022. Gains on other dispositions of investments in real estate were $158 million and $586 million for the nine months ended September 30, 2023 and 2022, respectively, and primarily represented sales of U.S. non-strategic operating properties to third parties. Historically, we have utilized the proceeds from these transactions primarily to fund our acquisition and development activities. See Note 3 to the Consolidated Financial Statements for further information on these transactions.

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

	September 30, 2023			December 31, 2022
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,935	624	97.8%	2,812	595	98.3%
Unconsolidated	2,213	497	97.1%	2,177	488	98.1%
Total	5,148	1,121	97.5%	4,989	1,083	98.2%

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

We define our same store population for the three months ended September 30, 2023 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2022 and owned throughout the same three-month period in both 2022 and 2023. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2022) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2023	2022	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,777	$1,152
Rental expenses	(416)	(285)
Consolidated Property NOI	1,361	867

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(522)	(105)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	707	672
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(572)	(543)
Prologis Share of Same Store Property NOI – Net Effective (2)	$974	$891	9.3%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(20)	(19)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(12)	(13)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	10	10
Prologis Share of Same Store Property NOI – Cash (2)(3)	$952	$869	9.5%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at September 30, 2023 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $218 million and $241 million for the nine months ended September 30, 2023 and 2022, respectively.

The earnings we recognize can be impacted by: (i) the size, rental rates and occupancy of the portfolio of properties owned by each venture; (ii) gains or losses from the dispositions of properties and extinguishment of debt; (iii) our ownership interest in each venture; (iv) other variances in revenues and expenses of each venture; and (v) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital Segment discussion and in Note 4 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2023	2022
Gross interest expense	$490	$223
Amortization of debt discount and debt issuance costs, net	56	6
Capitalized amounts	(79)	(41)
Net interest expense	$467	$188
Weighted average effective interest rate during the period	2.7%	1.6%

Interest expense increased during the nine months ended September 30, 2023, as compared to the same period in 2022, principally due to the issuance of senior notes, higher interest rates on our credit facilities and assuming $4.2 billion of debt which was marked to fair value in the Duke Transaction in October 2022. We issued $5.4 billion of senior notes during the nine months ended September 30, 2023 and $3.3 billion during the year ended December 31, 2022, with a weighted average interest rate of 4.7% and 2.3%, respectively, at the issuance date.

See Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency and Derivative Gains and Other Income, Net

We recognized foreign currency and derivative gains and other income, net, of $103 million and $365 million for the nine months ended September 30, 2023 and 2022, respectively. Included in 2023 was interest income earned on short-term investments of $35 million.

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

The following table details our foreign currency and derivative gains, net for the nine months ended September 30 (in millions):

	2023	2022
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$42	$124
Gains on the settlement of transactions with third parties	2	1
Total realized foreign currency and derivative gains, net	44	125

Unrealized foreign currency and derivative gains, net:
Gains on the change in fair value of undesignated derivatives and unhedged debt	16	235
Gains on remeasurement of certain assets and liabilities	6	5
Total unrealized foreign currency and derivative gains, net	22	240
Total foreign currency and derivative gains, net	$66	$365

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

The following table summarizes our income tax expense for the nine months ended September 30 (in millions):

	2023	2022
Current income tax expense:
Income tax expense	$117	$93
Income tax expense on dispositions	26	1
Total current income tax expense	143	94

Deferred income tax expense:
Income tax expense	10	24
Total deferred income tax expense	10	24
Total income tax expense	$153	$118

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $149 million and $158 million for the nine months ended September 30, 2023 and 2022, respectively. Included in these amounts were $61 million and $78 million for the nine months ended September 30, 2023 and 2022, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 7 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the nine months ended September 30, 2023 and 2022, was the currency translation adjustment derived from changes in exchange rates during both periods primarily on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency forward and option contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate swaps to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

See Note 10 to the Consolidated Financial Statements for more information on changes in other comprehensive income and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, are similar to the changes for the nine-month periods ended on the same dates.

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

Index

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2023, 110 properties in our development portfolio were 41.0% leased with a current investment of $4.4 billion and a TEI of $6.9 billion when completed and leased, leaving $2.5 billion of estimated additional required investment);

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

•
repayment of debt and scheduled principal payments of $2 million in the remainder of 2023 and $514 million in 2024;

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

•
available unrestricted cash balances ($741 million at September 30, 2023);

•
borrowing capacity under our current credit facility arrangements ($6.2 billion available at September 30, 2023); and

•
proceeds from the issuance of debt.

Long term, we may also voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. We may also fund our cash needs from the issuance of equity securities, subject to market conditions, and through the sale of a portion of our investments in co-investment ventures.

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2023			December 31, 2022
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.2%	$1,274	4.6%	2.1%	$1,228	5.1%
Canadian dollar	5.0%	819	3.0%	4.5%	815	3.4%
Chinese renminbi	3.7%	239	0.9%	-	-	-
Euro	2.0%	9,736	35.3%	1.3%	7,991	33.5%
Japanese yen	1.0%	2,925	10.6%	1.0%	3,308	13.9%
U.S. dollar	3.9%	12,585	45.6%	3.6%	10,534	44.1%
Total debt (1)	2.9%	$27,578	100.0%	2.5%	$23,876	100.0%

Index

(1)
The weighted average remaining maturity for total debt outstanding at September 30, 2023 and December 31, 2022 was 10 and 9 years, respectively.

Our credit ratings at September 30, 2023, were A and A3 from Standard & Poor's and Moody’s, respectively, each with a stable outlook. These ratings allow us to borrow at an advantageous interest rate in a broad number of capital markets around the world. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At September 30, 2023, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 6 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at September 30, 2023 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund (2)	$250	$311	$561	2024 – 2026 (3)
Prologis European Logistics Fund (2)	265	112	377	2025 – 2026 (3)
Prologis China Logistics Venture	238	1,272	1,510	2023 – 2028
Prologis Brazil Logistics Venture	46	182	228	2026
Prologis Japan Core Logistics Fund	95	490	585	2033
Total	$894	$2,367	$3,261

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at September 30, 2023.

(2)
We expect to fund our commitments to USLF in cash and Prologis European Logistics Fund through the contribution of properties in the fourth quarter of 2023.

(3)
Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2023	2022
Net cash provided by operating activities	$4,299	$2,849
Net cash used in investing activities	$(5,212)	$(3,211)
Net cash provided by financing activities	$1,404	$487
Net increase in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$462	$80

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the nine months ended September 30, 2023 and 2022:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $467 million and $108 million in 2023 and 2022, respectively. The increase in straight-lined rents and amortization of above and below market leases in 2023 was driven primarily from the Duke acquisition.

Index

•
Strategic Capital Segment. We also generate operating cash through our Strategic Capital Segment by providing asset management and property management and other services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of the net revenues from our Strategic Capital Segment. Included in Strategic Capital Revenues in the Consolidated Statements of Income are the promotes we earn from the third-party investors in our co-investment ventures, which are recognized in operating activities in the period the cash is received, generally the quarter after the revenue is recognized.

•
G&A expenses and equity-based compensation awards. We incurred $292 million and $246 million of G&A expenses in 2023 and 2022, respectively. We recognized equity-based, noncash compensation expenses of $210 million and $140 million in 2023 and 2022, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $536 million and $316 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2023 and 2022, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $340 million and $189 million in 2023 and 2022, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $122 million and $85 million in 2023 and 2022, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. Acquisition activity includes real estate portfolios, land for future development, operating properties and other real estate assets. See Note 3 to the Consolidated Financial Statements for further information on these activities, including the $3.1 billion real estate portfolio we acquired in the second quarter of 2023. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the nine months ended September 30, 2023 and 2022:

•
Duke Transaction, net of cash acquired. We paid transaction costs of $28 million in 2023 that were accrued at the time of the Duke acquisition. The acquisition was financed through the issuance of equity and the assumption of debt in 2022. See Note 2 to the Consolidated Financial Statements for more information on this transaction.

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $246 million and $192 million in 2023 and 2022, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $305 million and $59 million in 2023 and 2022, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from (payments on) the settlement of net investment hedges. We received net proceeds of $31 million and $44 million for the settlement of net investment hedges in 2023 and 2022, respectively. See Note 10 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Index

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):

	2023	2022
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$28	$594
Secured mortgage debt	153	159
Senior notes	89	-
Term loans	-	134
Total	$270	$887

Proceeds from the issuance of debt
Secured mortgage debt	$112	$259
Senior notes	5,323	2,716
Term loans	312	419
Total	$5,747	$3,394

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $8.0 billion at September 30, 2023. These ventures had total third-party debt of $14.3 billion at September 30, 2023 with a weighted average remaining maturity of 7 years and weighted average interest rate of 3.0%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.6% at September 30, 2023 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2023, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.87 and $0.79 per common share in each of the first three quarters of 2023 and 2022, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in each of the first three quarters of 2023 and 2022.

At September 30, 2023, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

	2023	2022
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$2,424	$2,773

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,811	1,163
Gains on other dispositions of investments in real estate, net of taxes	(156)	(591)
Reconciling items related to noncontrolling interests	(24)	4
Our share of reconciling items included in earnings related to unconsolidated entities	342	241
NAREIT defined FFO attributable to common stockholders/unitholders	4,397	3,590

Add (deduct) our modified adjustments:
Unrealized foreign currency and derivative gains, net	(26)	(232)
Deferred income tax expense	10	24
Our share of reconciling items included in earnings related to unconsolidated entities	(6)	(14)
FFO, as modified by Prologis attributable to common stockholders/unitholders	4,375	3,368

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(274)	(391)
Current income tax expense on dispositions	24	7
Losses (gains) on early extinguishment of debt, net	(3)	19
Reconciling items related to noncontrolling interests	9	5
Our share of reconciling items included in earnings related to unconsolidated entities	1	2
Core FFO attributable to common stockholders/unitholders	$4,132	$3,010

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at September 30, 2023. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At September 30, 2023, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 10 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Index

For the nine months ended September 30, 2023, $411 million or 6.7% of our total consolidated revenue was denominated in foreign currencies. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. We have forward contracts that were not designated as hedges, denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen and have an aggregate notional amount of $1.7 billion to mitigate risk associated with the translation of the future earnings of our subsidiaries denominated in these currencies. The gain or loss on settlement of these contracts is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $167 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At September 30, 2023, $26.3 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At September 30, 2023, $1.9 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at September 30, 2023 (dollars in millions):

	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1)	$2	$355	$172	$1,438	$24,338	$26,305	$21,823
Weighted average interest rate (2)	3.9%	2.0%	3.2%	3.3%	2.8%	2.9%

Variable rate debt
Credit facilities	$-	$-	$-	$32	$181	$213	$213
Secured mortgage debt	-	-	30	-	-	30	30
Senior notes	-	159	-	-	-	159	159
Term loans	-	-	723	570	167	1,460	1,459
Total variable rate debt	$-	$159	$753	$602	$348	$1,862	$1,861

(1)
At September 30, 2023, we had one interest rate swap agreement to fix €150 million ($156 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at September 30, 2023 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At September 30, 2023, the weighted average effective interest rate on our variable rate debt was 3.6% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at September 30, 2023. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $7 million for the quarter ended September 30, 2023, which equates to a change in interest rates of 36 basis points on our average outstanding variable rate debt balances and 3 basis points on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At September 30, 2023, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2023, we issued 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the "Act"), afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarterly period ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

10.1

Seventh Amended and Restated Revolving Credit Agreement, dated as of August 25, 2023, among Prologis Marunouchi Finance Investment Limited Partnership, as initial borrower, Prologis, L.P., as guarantor, the lenders listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis' Current Report Form 8-K filed on August 31, 2023).

10.2

Guaranty of Payment, dated as of August 25, 2023, between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Seventh Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Prologis' Current Report Form 8-K filed on August 31, 2023).

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

Date: October 27, 2023