Form 10-K
period 2023-12-31
Prologis, Inc.; Prologis, L.P.
filed 2024-02-13
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

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

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2023 the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $112,988,239,238.

The number of shares of Prologis, Inc.’s common stock outstanding at February 9, 2024, was approximately 924,881,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2023 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

Auditor Name: KPMG LLP Auditor Location: Denver, CO Auditor Firm ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2023, the Parent owned a 97.58% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.42% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” "aims," and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in and management of our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

Prologis, Inc. is a self-administered and self-managed REIT and is the sole general partner of Prologis, L.P. through which it holds substantially all of its assets. We operate Prologis, Inc. and Prologis, L.P. as one enterprise and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including Prologis, L.P. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors ("co-investment ventures"). We have a significant ownership interest in the co-investment ventures, which are either consolidated or unconsolidated based on our level of control of the entity.

Prologis, Inc. began operating as a fully integrated real estate company in 1997 and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code” or “IRC”). We believe the current organization and method of operation enable Prologis, Inc. to maintain its status as a REIT. Prologis, L.P. was also formed in 1997.

We operate, manage and measure the operating performance of our properties on an owned and managed (“O&M”) basis. Our O&M portfolio includes our consolidated properties as well as properties owned by our unconsolidated co-investment ventures, which we manage. We make operating decisions based on our total O&M portfolio as we manage the properties without regard to their ownership. We also evaluate our results based on our proportionate economic ownership of each property included in the O&M portfolio (“our share”).

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

Our corporate headquarters is located at Pier 1, Bay 1, San Francisco, California 94111, and our other principal office locations are in Amsterdam, Denver, Mexico City, Sao Paulo, Shanghai, Singapore and Tokyo.

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

The importance of logistics supply chains has increased dramatically to our customers and the global economy. The long-term trends of e-commerce adoption and supply chain resiliency continue to drive the need for increased warehouse space to store and distribute goods. This demand has translated into meaningful increases in rents and low vacancy. We believe this demand is driven by three primary factors: (i) customer supply chains re-positioning to address the significant shift to e-commerce and heightened service expectations; (ii) overall consumption and household growth; and (iii) our customers’ desire for more supply chain resiliency. We believe these forces will keep demand strong over the long-term.

Our teams actively manage our portfolio by providing comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We also invest significant capital into new logistics properties through our development activity and third-party acquisitions. Proceeds from the disposition of properties, generally through the contribution of newly developed properties to our co-investment ventures and the sales of non-strategic properties to third parties, allow us to recycle capital back into our investment activities.

While the majority of our properties in the U.S. are wholly owned, we hold a significant ownership interest in properties both in the U.S. and internationally through our investment in the co-investment ventures. Partnering with the world’s largest institutional investors through co-investment ventures allows us to expand our investment capacity, enhance and diversify our real estate returns and mitigate our exposure to foreign currency movements.

Our scale and customer-focused strategy have compelled us to expand the services we provide. Our 1.2 billion square foot portfolio has provided the foundation upon which we have built a platform of solutions to address challenges that our customers face in global fulfillment today. Through Prologis Essentials, we focus on innovative ways to meet our customers’ operations and energy and sustainability needs. Our customer experience teams, proprietary technology and strategic partnerships are foundational to all aspects of our Prologis Essentials offerings. These resources allow us to provide our customers with unique and actionable insights and tools to help them make progress on sustainability goals and drive greater efficiency in their operations.

Finally, our long-standing dedication to Environmental, Social and Governance (“ESG”) practices creates value for our customers, investors, employees and the communities in which we do business. The principles of ESG are an important aspect of our business strategy that we believe delivers a strategic business advantage.

Our Global Presence

At December 31, 2023, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.2 billion square feet across the following geographies:

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our operating segments and generally contributes 85% to 90% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during 2023 within the consolidated operating portfolio, the weighted average lease term was 66 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to the evolving requirements of our customers while deepening our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that provide operational efficiencies for our customers; and (v) our procurement capabilities that allow us to secure high-demand construction materials at lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the value of our Real Estate Segment. Generally, we develop properties in the U.S. to hold for the long-term and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital Segment

Through the Strategic Capital Segment we partner with many of the world’s largest institutional investors through unconsolidated co-investment ventures. The business is capitalized principally through private and public equity of which 93% is either in perpetual open-ended or long-term ventures and two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico). We align our interests with our partners by holding significant ownership interests in our nine unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

This segment produces durable, long-term cash flows and generally contributes 10% to 15% of our consolidated revenues, earnings and FFO, excluding promotes, all while requiring minimal capital other than our investment in the venture. We generate strategic capital revenues or fees from our unconsolidated co-investment ventures, principally through asset management and property management services. Asset management fees are primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets based primarily on the total return of the investments over certain financial hurdles. Promote revenues are recognized when earned at the end of the promote period for the specific co-investment ventures. We plan to grow this business and increase revenues by increasing our assets under management in existing or new ventures. The majority of the strategic capital revenues are generated outside the U.S.

FUTURE GROWTH

We believe that the quality and scale of our portfolio, our ability to build out our land bank and redevelopment sites, our strategic capital business, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

(1)
Net effective rent ("NER") is calculated at the beginning of the lease using estimated total cash base rent to be received over the term and annualized and excludes amortization of fair value lease adjustments from acquisitions. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous twelve months.

Rent change represents the percentage change in net effective rental rates (average rate over the lease term), on new and renewed leases, commenced during the period compared with previous net effective rental rates in that same space.

(2) Included in 2022 and 2023 were significant promotes earned in Europe and the U.S, respectively. We do not have any significant promote opportunities in 2024.

•
Rent Growth. We expect rents in our markets to continue to increase due to demand and low vacancy. Due to strong market rent growth over the last several years, our in-place leases have considerable upside potential to drive future organic NOI growth. This is evident in the positive rent change we have experienced in every quarter since 2013 and was significant to our operating results over the last several years. We estimate that our lease mark-to-market is approximately 57% (on an NER basis), which represents the growth rate from in-place rents to current market rents based on our share of the O&M portfolio at December 31, 2023. Therefore, even if there was no additional market rent growth in the future, we expect our lease renewals to translate into significant increases in future rental income.

•
Value Creation from Development. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgment of market conditions, opportunities and risks. One of the ways in which we create value is through our focus on sourcing well-located land and redevelopment sites through acquisition opportunities, including our innovative approach with Covered Land Plays ("CLP"), which are income producing assets acquired with the intention to redevelop for higher and better use as industrial properties. Based on our current estimates, our consolidated land, including options and CLP, has the potential to support the development of $35.7 billion ($40.0 billion on an O&M basis) of TEI of new logistics space. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. The co-investment ventures provide additional capital from third parties that we can use to grow our company, contribute to self-funding our development activities through the sale of newly developed assets to these vehicles and produce substantial fees for our management of the assets. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At December 31, 2023, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $53.1 billion across 507 million square feet.

(1)
G&A Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures.

•
Balance Sheet Strength. At December 31, 2023, the weighted average remaining maturity of our consolidated debt was 9 years and the weighted average interest rate was 3.0%. Prior to the current rising interest rate environment, we were able to take advantage of lower interest rates through our refinancing activities and substantially addressed our debt maturities until 2026. At December 31, 2023, we had total available liquidity of $6.0 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

•
Our Scale Drives Efficiency. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We use adjusted G&A expenses as a percentage of the O&M portfolio (based on gross book value) to measure and evaluate the overhead costs associated with the O&M portfolio. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate. As shown in the graph above, the acquisition of Duke Realty Corporation and Duke Realty Limited Partnership (collectively "Duke" or the "Duke Transaction") on October 3, 2022 is an example of this. We increased our O&M portfolio significantly in the fourth quarter of 2022 as a result of the acquisition and had minimal increases to G&A expenses.

•
Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale in procurement and innovating through data analytics and digitization efforts. This includes investments in early and growth-stage companies that are focused on emerging technologies for the logistics sector. Through Prologis Essentials, we support our customers through service and product offerings, including innovative solutions to operations and energy and sustainability needs that can make our customers’ decision process easier while progressing on their environmental goals.

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

Despite the competition, our global reach and local market knowledge over the years have given us distinct competitive advantages, including the following:

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

•
services and solutions offered through Prologis Essentials to assist our customers with their operations and energy and sustainability needs and at the same time enhancing the value of our real estate;

•
a strategically located, global land bank and redevelopment sites that have the potential to support the development of $40.0 billion of TEI of new logistics space on an O&M basis, including build-to-suit development and redevelopment as industrial properties or other higher use assets;

•
local teams with the expertise, experience and relationships to lease our properties and deploy capital advantageously, supported by our in-house government and community affairs and entitlement teams;

•
development of logistics facilities with sustainable design features that meet customer needs for efficient, high-quality buildings while enabling them to make progress on their own sustainability objectives;

•
relationships and successful track record with current and prospective investors in our strategic capital business that is comprised of 93% perpetual open-ended or long-term ventures and two publicly traded vehicles;

•
a market intelligence team that allows us to track business conditions in real time, proactively pursue market opportunities and disruptions alike, and develop revenue-generating capabilities to strengthen our operational excellence;

•
an investment in technology and talent to support our sustainability objectives, including expanding our efforts around renewable energy;

•
Prologis Ventures, our corporate venture capital group, tracks the leading edge of innovation and technologies within real estate and the supply chain, creating important capabilities that connect Prologis with the C-suites of our customers; and

•
a strong balance sheet and credit ratings, coupled with significant liquidity, borrowing capacity and long-term fixed debt with low rates.

Customers

At December 31, 2023, in our Real Estate Segment representing our consolidated properties, we had more than 4,000 customers occupying 634 million square feet of logistics operating properties (6,700 customers occupying 1.2 billion square feet for our O&M portfolio). Our broad customer base represents a spectrum of international, national, regional and local logistics users who operate in various industries, providing diverse goods to consumers throughout the globe.

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

Below are the primary categories of goods in our consolidated real estate properties at December 31, 2023:

(1)
Primary categories do not sum to 100% as the difference is attributable to customers that do not clearly fall into a single category. Additionally, primary categories are listed in order of the largest percentage of NER for each category type.

The following table details our top 25 customers for our consolidated and O&M real estate properties at December 31, 2023 (square feet in millions):

	Consolidated - Real Estate Segment			Owned and Managed
Top Customers	% of NER	Total Occupied Square Feet	Top Customers	% of NER	Total Occupied Square Feet
1. Amazon	6.4	34	1. Amazon	5.0	43
2. Home Depot	2.2	15	2. Home Depot	1.5	17
3. FedEx	1.9	8	3. FedEx	1.4	11
4. UPS	1.0	6	4. Geodis	1.3	17
5. Geodis	0.9	6	5. DHL	1.2	13
6. Wal-Mart	0.8	6	6. CEVA Logistics	0.9	13
7. DHL	0.8	4	7. Maersk	0.8	7
8. Wayfair	0.6	6	8. UPS	0.8	9
9. DSV Panalpina	0.6	2	9. GXO	0.8	10
10. NFI Industries	0.6	3	10. DSV Panalpina	0.8	8
Top 10 Customers	15.8	90	Top 10 Customers	14.5	148
11. Pepsi	0.6	3	11. Kuehne + Nagel	0.6	7
12. Maersk	0.5	3	12. Wal-Mart	0.6	7
13. GXO	0.5	4	13. ZOZO	0.4	5
14. U.S. Government	0.5	2	14. DB Schenker	0.4	6
15. Ryder	0.5	2	15. U.S. Government	0.4	3
16. Berkshire Hathaway	0.5	3	16. Wayfair	0.4	6
17. Lululemon	0.4	2	17. Pepsi	0.4	3
18. Samsung	0.4	3	18. Nippon Express	0.4	4
19. OnTrac	0.4	1	19. Cainiao (Alibaba)	0.4	5
20. Kellogg	0.4	3	20. NFI Industries	0.4	3
21. Tesla	0.4	1	21. Samsung	0.4	5
22. CEVA Logistics	0.4	3	22. Ryder	0.3	3
23. Uline	0.4	2	23. Tesla	0.3	2
24. Kuehne + Nagel	0.4	2	24. Logisteed	0.3	4
25. Target	0.3	2	25. Mercado Libre	0.3	4
Top 25 Customers	22.4	126	Top 25 Customers	20.5	215

In our Strategic Capital Segment, we view our partners and investors as our customers. At December 31, 2023, we had 154 investors in our private equity ventures, several of which invest in multiple ventures.

Our People

Our people are the foundation of our business. They implement our strategy and create value for our customers and shareholders. We seek to recruit and retain talented employees with varied experiences and viewpoints. The intent is to create an inclusive and diverse culture where each employee can do their best work and drive our collective success.

We are committed to our diversity, equity, inclusion and belonging (“DEIB”) hiring practices. We update our employees on our DEIB strategy and invite their ideas and input. In 2023, we set a goal to achieve two DEIB certifications by 2025: (i) Management Leadership for Tomorrow’s “Black Equity at Work;” and (ii) Management Leadership for Tomorrow’s “Hispanic Equity at Work.” Our CEO is also a signatory to the CEO Action for Diversity and Inclusion. We conduct annual pay equity analyses that cover women and people of color and aim to address differences in compensation not explained by relevant job factors accordingly.

The following charts display diversity by levels of seniority of our workforce at December 31, 2023:

(1) Managers include employees with manager, director or vice president titles. Senior leaders include employees with senior vice president or higher titles.

We focus on learning and development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the company. We communicate at all levels of the organization throughout the year about company goals and strategic initiatives to ensure awareness and alignment. We then provide continual feedback to all employees on their performance towards those goals as well as budget for external learning and stretch opportunities to support their growth. Providing our employees learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate. In 2023, more than 1,600 employees completed more than 13,600 hours of company-provided or company-sponsored learning and development training.

We provide opportunities for our employees to share their insights and perspectives on our company and their work experience. Our most recent employee engagement survey, completed in September 2023, with a participation rate of 92%, indicated that 88% of Prologis employees are engaged based on their positive response to the questions that comprise our engagement driver index.

We strive to cultivate a healthy and safe working environment for our employees. We provide workplace flexibility with accountability as determined by role. For those employees who work on-site, we have protocols in place to help ensure a safe working environment. We continue to attract and retain talent in the industry through competitive compensation, a robust benefit package, pathways to career advancement, talent recognition and individual development planning.

The following table summarizes our total number of employees at December 31, 2023:

Geographies
U.S. (1)	1,538
Other Americas	173
Europe	605
Asia	258
Total	2,574

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

Our integrated approach to ESG is an important aspect of our business strategy and strengthens our relationships with our customers, investors, employees and the communities in which we do business. As we look toward the future, we have set sustainability goals and objectives that demonstrate our ambition, create accountability and drive alignment with our business strategy. These goals include the utilization of renewable energy sources, along with sustainable development and redevelopment, that create energy savings and reduce our environmental footprint. We have also set goals and objectives to support the communities in which we do business and employ strong governance practices.

Environmental

We develop modern and efficient buildings with state-of-the-art technology to stay ahead of our customers’ needs, advance structural, transportation and energy requirements, and make progress on our own sustainability goals and objectives. This includes new development and redevelopment of buildings that align with leading sustainable building standards and the implementation of solutions and services such as onsite solar generation, energy storage, heat pumps, cool roofs, LED lighting, EV charging stations and other mobility solutions, recycling and xeriscaping. We regularly talk with customers on how Prologis can work with them to enhance the sustainability of their operations. We believe these services and solutions can deliver operational efficiencies, reduce energy and water consumption and decrease greenhouse gas emissions within our customers’ operations and across our own portfolio.

For the 2023 year, we committed to: (i) installing 100% LED lighting within our logistics facilities across our O&M operating properties by 2025; (ii) installing 1 gigawatt of solar generation capacity, supported by storage, by 2025; and (iii) obtaining sustainable building certifications for 100% of our eligible new developments and redevelopments. We believe our Prologis Essentials LED and SolarSmart solutions, which provide our customers with energy solutions and savings through efficient lighting and solar panels on our rooftops, help reduce the environmental footprint of our customers and accelerate our progress in these areas. At December 31, 2023, we had installed LED lighting across 74% of our logistics facilities (based on square feet) within our O&M operating properties. This metric excludes the real estate portfolio we acquired with 70 operating properties in the U.S. on June 29, 2023. At December 31, 2023, 506 megawatts of solar generation capacity, supported by storage, were installed within our O&M portfolio, marking the halfway point to our 2025 goal. Excluded from these megawatts were approximately 20 megawatts related to properties that have been disposed of after the time of installation or assets that have been decommissioned. Beginning on January 1, 2024, we modified our LED lighting goal to prioritize installing LED lighting within 100% of our eligible new developments and redevelopments and across 80% of our O&M operating properties by 2025.

To fund our sustainable development activities, we have utilized the proceeds from certain senior notes issuances to finance green projects eligible under our green bond framework. For development properties in our O&M portfolio that were approved by our Investment Committee after June 2021 and that reached stabilization during 2023, we certified 39% of our eligible developments and redevelopments with sustainable building certifications and 57% were scheduled for sustainable building certification, totaling 96% of eligible development and redevelopment.

Social

We are committed to social responsibility and strengthening relationships important to our business through customer partnerships, investor outreach, community involvement, supplier engagement, labor solutions, and DEIB initiatives, as discussed above. We work in partnership with local leaders, institutions and organizations to create jobs and job training programs, expand opportunities for students with diverse backgrounds to study real estate, promote health and safety and enhance recreational and transit infrastructure. We believe these efforts help create a more stable and predictable business environment for Prologis and our customers, drive economic development and support social wellness and well-being in the communities we serve.

For our customers, where recruitment and retention of logistics talent is a key challenge, we are helping build a talent pipeline through our Community Workforce Initiative (“CWI”), founded in 2018. The CWI is a talent development program that advances the skills and capabilities of logistics talent, with an emphasis on revitalizing career pathways and creating economic opportunities in the communities where we operate. In 2018, we set a goal to train 25,000 individuals by 2025 by partnering with leading public sector organizations and leveraging digital learning technologies to develop innovative training solutions. At December 31, 2023, under the program, we trained approximately 29,700 individuals towards this goal, resulting in us completing our goal two years early.

Beginning in 2019, we committed to spending 75,000 hours supporting our local communities by 2025. To achieve this goal, we enable our employees to spend 40 working hours a year to volunteer, including at our company-sponsored day of service, where employees around the globe volunteer on projects to help in their local communities. At December 31, 2023, we have contributed in excess of 54,500 hours towards our goal. In addition, we encourage our employees to support our local communities outside of working hours with our Dollars for Doers and other matching gifts programs, through which Prologis donates to eligible charities and non-profit organizations based on employees’ personal volunteer hours or dollar donations.

Governance

We strive to promote a culture of uncompromising integrity, including through our governance practices and corporate oversight. Our Board independence and diversity, open communication with our stockholders and a risk management framework that supports our investment and process decisions all serve to mitigate risk and preserve value for our company.

Over the past nine years we have onboarded six new directors with a breadth of experience, increasing the ethnic, gender and geographical diversity of the Board. The charters of our Board Governance and Nomination Committee and Talent and Compensation Committee provide that such committees have specific oversight over ESG matters and DEIB matters, respectively. Effective January

1, 2024, we added our Chief Energy and Sustainability Officer to our management Executive Committee to support alignment between our real estate business and energy and sustainability strategy.

The strength of our balance sheet and credit ratings, dedication to proactive risk mitigation and engagement with our employees through ethics and anti-corruption training protects the financial, operational and reputational resilience of our company. Our global risk management team works with our Board to complete regular enterprise-wide risk assessments to ensure proper oversight over real estate, financial and emerging risks across our global organization. We are committed to ensuring that 100% of our employees complete ethics training each year and continued to achieve this commitment in 2023. Along with this commitment, our employees completed more than 1,800 hours of information technology security, compliance and other ethics training in 2023. Our approach is reinforced by our Code of Ethics and Business Conduct, as described above.

ENVIRONMENTAL MATTERS

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect beyond amounts recorded at December 31, 2023. See further discussion in Item 1A. Risk Factors and Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

INSURANCE COVERAGE

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage typically includes property damage and rental loss insurance resulting from such perils as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self-insurance and a wholly-owned captive insurance entity. The business of our wholly-owned captive insurance entity is ancillary to the owning and operating of our real estate. The costs to insure our properties are primarily covered through expense reimbursements from our customers. We believe our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. See further discussion in Item 1A. Risk Factors.

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our business and financial condition, including but not limited to, our financial position, results of operations, cash flow, ability to make distributions and payments to security holders and the market value of our securities. These risks relate to Prologis as well as our investments in consolidated and unconsolidated entities and include among others, (i) risks related to our global operations (ii) risks related to our business; (iii) risks related to financing and capital; and (iv) risks related to income taxes.

Risks Related to our Global Operations

As a global company, we are subject to social, geopolitical and economic risks of doing business in many countries and our results of operations and financial condition may be materially and adversely affected.

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2023, we generated approximately $632 million or 7.9% of our consolidated revenues from operations outside the U.S. Circumstances and developments related to international operations that could negatively affect us include, but are not limited to, the following factors:

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

•
the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, human rights, employment and licensing;

•
changes in general economic conditions from inflation, elevated interest rates, regional or country-specific business cycles, supply chain disruptions, economic downturns or recessions and economic instability, including government shutdowns and withdrawals from the European Union or other international trade alliances or agreements;

•
political instability, uncertainty over property rights, territorial disputes, military conflict, war or expansion of hostilities, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities;

•
public health crises, such as outbreaks of global pandemics or contagious diseases;

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

We cannot predict the extent to which these social, geopolitical and economic risks may impact our business and operating results and that of our co-investment ventures, but their impact may include the following:

•
existing customers and potential customers of our logistics facilities may be adversely affected by the decrease in economic activity, changes in regulation or disruptions in the supply chain, which in turn could disrupt their business and their ability to enter into new leasing transactions or satisfy rental payments;

•
government, labor or other restrictions may prevent us from completing the development or leasing of properties currently under development or making our properties ready for our customers to move in;

•
our ability to recover our investments in real estate assets may be impacted by current market conditions;

•
increases in material costs as a result of labor shortages and supply chain disruptions may make the development of properties more costly than we originally budgeted or impact transportation routes of our suppliers or our customers; and

•
our workforce, including our executives, may become ill or have difficulty working remotely, caring for our properties and/or customers creating inefficiencies, delays or disruptions in our business.

Any prolonged economic downturn, disruption in the financial markets or public health crises may also impact our ability to access capital markets to issue debt or equity securities and to complete real estate transactions at attractive pricing or at all.

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

We hold significant real estate investments in international markets where the U.S. dollar is not the functional currency. At December 31, 2023, approximately $10.6 billion or 11.4% of our total consolidated assets were invested in a currency other than the U.S. dollar, principally the British pound sterling, Canadian dollar, euro, and Japanese yen. For the year ended December 31, 2023, $303.7 million or 5.1% of our total consolidated segment NOI was denominated in a currency other than the U.S. dollar. See Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information on these amounts. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. While we endeavor to manage this risk through our hedging and financing activities, a significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations.

Our hedging of foreign currency and interest rate risk may not effectively limit our exposure to these risks.

We attempt to mitigate our risk by borrowing in the currencies in which we have significant investments thereby providing a natural hedge. We may also enter into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency cash flow associated with the translation of future earnings of our international subsidiaries. Although we attempt to mitigate the potential adverse effects of changes in foreign currency rates there can be no assurance that those attempts will be successful. In addition, we occasionally use interest rate contracts to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows. Hedging arrangements involve risks, such as the risk of fluctuation in the relative value of the foreign currency or interest rates and the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle such arrangements could be significant depending on the stability and movement of the hedged foreign currency or the size of the underlying financing and the applicable interest rates at the time of the breakage. The failure to hedge effectively against foreign exchange changes or interest rate changes may adversely affect our business.

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

At December 31, 2023, 30.0% of our consolidated operating properties or $22.7 billion (based on consolidated gross book value, or investment before depreciation) were located in California (Central Valley, San Francisco Bay Area and Southern California markets), which represented 23.2% of the aggregate square footage of our operating properties and 31.7% of our consolidated operating property NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the investment we have located in California, a downturn in California’s economy or real estate conditions, including state income tax and property tax laws, could adversely affect our business.

In addition to California, we also have significant holdings (defined as more than 3% of total consolidated investment before depreciation) in operating properties in certain markets located in Atlanta, Chicago, Dallas/Fort Worth, Houston, Lehigh Valley, New Jersey/New York City, Seattle and South Florida. Of these markets, no single market contributed more than 10% of our total consolidated investment before depreciation in operating properties, with the exception of New Jersey/New York City at 10.6%. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.

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

Our customers may be unable to meet their lease obligations, we may be unable to lease vacant space or renew leases or re-lease space on favorable terms as leases expire.

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. At December 31, 2023, our top 10 customers accounted for 15.8% of our consolidated NER and 14.5% of our O&M NER. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

We are also subject to the risk that, upon the expiration of leases they may not be renewed by existing customers, the space may not be re-leased to new customers or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. Our competitors may offer space at rental rates below current market rates or below the rental rates we currently charge our customers and we may be pressured to reduce our rental rates below those we currently charge to retain customers when leases expire or we may lose potential customers. Additionally, rising inflation or costs could negatively impact our net operating income on existing leases with contractual guaranteed base rent and fixed charges, inclusive of certain rental expenses.

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

At December 31, 2023, we had investments in co-investment ventures, both public and private, that owned real estate with a gross book value of approximately $62.9 billion. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from our existing or future investments. The same factors that impact the valuation of our consolidated portfolio, as discussed above, also impact the portfolios held by the co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues.

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

We are exposed to the impacts of climate change and could be required to comply with new or stricter regulations, which may result in unanticipated losses that could affect our business and financial condition.

We are also exposed to physical risks from changes in climate. Our logistics facilities and the global supply chain are and may continue to be exposed to catastrophic weather events, such as severe storms, fires or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. We may also be adversely impacted by transition risks, such as potential impacts to the supply chain as a real estate developer or changes in laws and regulations, such as stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The impacts of climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Our business and operations could suffer in the event of system failures or cybersecurity attacks.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cybersecurity attacks, such as malware, ransomware, or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may incur additional costs to remedy damages caused by such disruptions. Third-party security events at vendors, sub-processors, and service providers could also impact our data and operations via unauthorized access to information or disruption of services which may ultimately result in losses. Despite training, detection systems and response procedures, an increase in email attacks (phishing and business email compromise) may create disruption to our business, financial and reputational risk.

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

A number of our investments, both wholly owned and owned through co-investment ventures, are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in our markets in California and Washington. International properties located in active seismic areas include Japan and Mexico. We generally carry earthquake insurance on our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles, if we believe it is commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and in some specific instances have elected to self-insure our earthquake exposure based on this analysis. We have elected not to carry earthquake insurance for our assets in Japan based on this analysis. See Item 2. Properties for more information on the markets above exposed to seismic activities.

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

We depend on the deep industry knowledge and the efforts of our executive officers and other key employees. From time to time, our personnel and their roles may change. While we believe that we are able to retain our key talent and find suitable employees to meet our needs, the loss of key personnel, any change in their roles or the limitation of their availability could adversely affect our business. If we are unable to continue to attract and retain our executive officers or other key employees, or if compensation costs required to attract and retain such personnel become more expensive, our performance and competitive position could be materially adversely affected.

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

Our credit ratings at December 31, 2023 were A and A3 from Standard & Poor's and Moody’s, respectively, each with a stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Due to our reliance on digital technology and electronic communications to run our business, cybersecurity threats and incidents pose an ongoing and escalating risk to our internal and third-party provided information systems and data, reputation and shareholder value, results of operations and financial condition. Our Chief Technology Officer, who reports directly to our Chief Executive Officer, holds over 25 years of experience in information technology, specifically infrastructure, information security and fraud, and identity solutions at large global companies, and our Vice President of Information Technology (“IT”) Governance, who reports to our Chief Technology Officer, holds 20 years of experience in various information security roles. Together, our Chief Technology Officer and Vice President of IT Governance ("IT leadership") oversee and lead our information security program and our business strategy, financial planning and capital allocation around our cybersecurity risk management and governance practices. We also have an established Incident Response Team (“IRT”) to respond to and manage cybersecurity events. This team includes our IT leadership as well as senior leadership from our accounting, legal, corporate communications and risk management departments with subject-matter expertise and established tenure at Prologis in their respective areas. The IRT is tasked with taking appropriate action to safeguard the integrity of our information systems, data and network resources, investigate whether a breach occurred, define disclosures, communicate effectively with key audiences, including the Board as necessary, mitigate cybersecurity incident risks and provide a resolution through our cybersecurity incident communication protocols. Additionally, on an annual basis the IRT is involved and engaged in security initiatives, including tabletop exercises facilitated both internally and externally, to stay relevant on current practices in the areas of cybersecurity.

The processes implemented by our IT leadership and IRT to oversee and identify cybersecurity risks are based on the Prologis Information Security Policy governed by the NIST Cybersecurity Framework. The framework focuses on five key categories of cybersecurity risk management and governance: (i) identify: develop an organizational understanding to manage cybersecurity risk to systems, people, assets, data and capabilities; (ii) protect: develop and implement appropriate safeguards to ensure delivery of critical services; (iii) detect: develop and implement appropriate activities to identify the occurrence of a cybersecurity event; (iv) respond: develop and implement appropriate activities to take actions regarding a detected cybersecurity incident; and (v) recover: develop and implement appropriate activities to maintain plans for resilience and to restore any capabilities or service that were impaired due to a cybersecurity incident. This framework is utilized within our organization as part of an integrated risk management program that involves participation from employees, to our Board and third-party service providers, with whom we have protocols in place to mitigate cybersecurity incident risks within our supply chain through the products and services we provide and use. Additionally, all employees and contractors are required to attend mandatory cybersecurity training on an annual basis.

Our IT leadership reports to the Board on an annual basis on cybersecurity matters and, as necessary, when incidents arise in accordance with our cybersecurity incident communication protocols. Our Board, specifically our Audit Committee, oversees cybersecurity risks and we believe contains the necessary expertise to perform those duties, including specific industry experience within information technology. Additionally, Prologis’ cybersecurity risk management practices are reviewed and benchmarked against its peers through regular participation in a third-party security benchmarking survey. Our IT infrastructure is externally audited as part of our Sarbanes-Oxley audit process and our controls include information security standards. We also maintain standalone cybersecurity insurance and strive to adhere to local cybersecurity regulations in all the countries we do business. We believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect Prologis, including its business strategy, results of operations or financial condition. Please refer to “Our business and operations could suffer in the event of system failures or cybersecurity attacks” under Item 1A. Risk Factors.

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

Included in the operating property information below for our consolidated operating properties are 542 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or market amounted to 10% or more of our consolidated total assets at December 31, 2023, or generated revenue equal to 10% or more of our consolidated total revenues for the year ended December 31, 2023, with the exception of the Southern California market. Dollars and square feet in the following tables are in millions:

	Consolidated Operating Properties			O&M
Geographies	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	46	$3,876	$-	52	$4,358
Baltimore/Washington D.C.	14	2,143	-	18	2,549
Central PA	18	1,545	-	20	1,783
Central Valley	21	1,824	-	23	1,969
Chicago	56	5,193	-	72	6,747
Dallas/Ft. Worth	46	3,817	-	53	4,420
Houston	32	3,277	-	38	3,810
Lehigh Valley	31	4,065	-	35	4,431
New Jersey/New York City	45	7,982	5	54	9,408
San Francisco Bay Area	22	3,503	20	27	4,185
Seattle	17	2,748	-	25	3,634
South Florida	22	3,983	14	29	5,008
Southern California	103	17,260	9	122	19,613
Remaining Markets – U.S. (18 markets) (2)	136	11,795	66	166	14,132
Subtotal U.S.	609	73,011	114	734	86,047
Other Americas:
Brazil	*	57	-	18	994
Canada	10	907	138	10	907
Mexico	1	48	-	48	3,328
Subtotal Other Americas	11	1,012	138	76	5,229
Europe:
France	1	58	-	35	3,460
Germany	1	150	-	32	3,395
Netherlands	*	15	-	30	3,405
U.K.	2	293	-	32	7,770
Remaining Countries – Europe (8 countries) (2)	4	358	-	101	8,407
Subtotal Europe	8	874	-	230	26,437
Asia:
China	-	-	-	49	3,158
Japan	2	164	-	48	7,255
Singapore	1	145	-	1	145
Subtotal Asia	3	309	-	98	10,558
Total operating portfolio (3)	631	75,206	252	1,138	128,271
Value-added properties (4)	3	418	-	4	640
Total operating properties	634	$75,624	$252	1,142	$128,911

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Geographies	Acres	Estimated Build Out Potential (square feet) (5)	Current Investment	Rentable Square Footage Upon Completion	TEI (6)
U.S.:
Atlanta	510	5	$67	1	$87
Baltimore/Washington D.C.	96	1	57	*	124
Central PA	-	-	-	-	-
Central Valley	805	14	196	1	63
Chicago	84	1	24	1	184
Dallas/Ft. Worth	386	6	130	2	320
Houston	443	6	149	-	-
Lehigh Valley	105	1	38	1	176
New Jersey/New York City	183	3	337	1	295
San Francisco Bay Area	70	1	111	2	500
Seattle	97	1	54	1	171
South Florida	100	1	96	1	231
Southern California	505	9	577	5	1,106
Remaining Markets – U.S. (18 markets)	2,178	31	653	7	2,026
Subtotal U.S.	5,562	80	2,489	23	5,283
Other Americas:
Brazil	419	9	72	-	-
Canada	239	4	408	2	460
Mexico	748	13	238	3	231
Subtotal Other Americas	1,406	26	718	5	691
Europe:
France	168	3	136	-	-
Germany	38	1	30	1	126
Netherlands	23	1	15	*	62
U.K.	284	5	228	2	495
Remaining Countries – Europe (8 countries)	674	13	124	4	406
Subtotal Europe	1,187	23	533	7	1,089
Asia:
Japan	42	3	36	5	712
Subtotal Asia	42	3	36	5	712
Total land and development portfolio	8,197	132	$3,776	40	$7,775

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

(1)
Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $128 million of encumbrances related to two prestabilized properties and one land parcel included in the consolidated portfolio.

(2)
No remaining market within the U.S. or country within Europe represented more than 2% of the total gross book value of the consolidated and O&M operating properties.

(3)
Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented within Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our O&M operating portfolio. At December 31, 2023, we had investments in real estate properties that were expected to be contributed to our unconsolidated co-investment ventures totaling $308 million and aggregating 3 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(4)
Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to a higher and better use.

(5)
Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(6)
TEI is based on current projections and is subject to change. As noted in the table below, our current investment in the development portfolio was $4.4 billion, leaving approximately $3.4 billion of additional required investment. At December 31, 2023, based on TEI, approximately 26% of the properties in the development portfolio were completed but not yet stabilized, 48%

of the properties were expected to be completed before December 31, 2024, and the remaining properties were expected to be completed before July 2026.

The following table summarizes our investment in consolidated real estate properties at December 31, 2023 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$75,436
Development portfolio, including cost of land	4,367
Land	3,776
Other real estate investments (1)	5,088
Total consolidated real estate properties	$88,667

(1)
Included in other real estate investments were: (i) land parcels we own and lease to third parties; (ii) non-strategic real estate assets, primarily acquired from the Duke Transaction, that we do not intend to operate long term; (iii) non-industrial real estate assets that we intend to redevelop as industrial properties or other higher use assets; and (iv) energy assets. Energy assets include solar panels, battery storage and mobility solutions.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the average term for leases commenced, including new leases and renewals, in 2023 was 66 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2023 (dollars and square feet in millions):

		NER
	Occupied Square Feet	Dollars	% of Total	Dollars Per Square Foot
2024 (1)	62	$416	8.5%	$6.71
2025	80	551	11.3%	6.89
2026	92	670	13.7%	7.28
2027	95	749	15.3%	7.88
2028	81	734	15.0%	9.06
2029	58	511	10.4%	8.81
2030	36	296	6.1%	8.22
2031	26	197	4.0%	7.58
2032	31	244	5.0%	7.87
2033	22	203	4.2%	9.23
Thereafter	29	319	6.5%	11.00
	612	$4,890	100.0%	$7.99
Month to month	4
Total consolidated	616

(1)
We have signed leases that were due to expire in 2024, totaling 25 million square feet in our consolidated portfolio (3.3% of total NER). These are excluded from 2024 expirations and are reflected at their respective expiration year.

CO-INVESTMENT VENTURES

Included in our O&M portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities, that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2023 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Venture
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	78	$8,167	$4	$-
Total	78	$8,167	$4	$-

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	126	$13,162	$14	$-
Other Americas:
FIBRA Prologis	47	3,284	2	-
Prologis Brazil Logistics Venture ("PBLV") and other joint ventures	18	936	33	109
Subtotal Other Americas	65	4,220	35	109
Europe:
Prologis European Logistics Fund (“PELF”)	164	18,786	7	54
Prologis European Logistics Partners (“PELP”)	59	6,868	86	43
Subtotal Europe	223	25,654	93	97
Asia:
Nippon Prologis REIT (“NPR”)	43	6,601	-	-
Prologis Japan Core Logistics Fund ("PJLF")	2	491	-	-
Prologis China Core Logistics Fund (“PCCLF”)	30	2,246	-	-
Prologis China Logistics Venture	19	912	13	418
Subtotal Asia	94	10,250	13	418
Total	508	$53,286	$155	$624

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

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2018, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2018, to December 31, 2023. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2018, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2023, we had 1.3 million shares of Series Q preferred stock outstanding with a liquidation preference of $50 per share that will be redeemable at our option on or after November 13, 2026. Dividends payable per share were $4.27 for the year ended December 31, 2023.

For more information regarding dividends, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2023, we issued 0.8 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

PURCHASES OF EQUITY SECURITIES

During 2023, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 9 and 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2023 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report and the matters described under Item 1A. Risk Factors.

A discussion regarding our financial condition and results of operations for 2023 compared to 2022 is presented below. Information on 2021 is included in graphs only to show year over year trends in our results of operations and operating metrics. Our financial condition for 2021, results of operations for 2021, and 2022 compared to 2021 and details on the acquisition of Duke Realty Corporation and Duke Realty Limited Partnership (collectively "Duke" or the "Duke Transaction") is referenced throughout this document and can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 14, 2023, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.ir.prologis.com.

MANAGEMENT’S OVERVIEW

Summary of 2023

Our operating results were strong in 2023. Market rents continued to grow in most of the global logistics markets, which along with our existing lease mark-to-market, drove significant rent change on rollover and same-store growth in our O&M portfolio. Our O&M operating portfolio occupancy was 97.6% at December 31, 2023 and rent change on leases that commenced during the year was 76.4%, on a net effective basis based on our ownership share. While uncertainties remain in the economic and geopolitical environment, our 2023 results are representative of the prospects we see for our business. We believe we are well positioned to organically grow revenues over the long-term given the cumulative growth in market rents over the last several years and our existing high lease mark-to-market.

We completed the following significant activities in 2023, as described in the Notes to the Consolidated Financial Statements:

•
On June 29, 2023, we acquired a real estate portfolio comprised of 70 operating properties in the U.S., aggregating 14 million square feet, for cash consideration of $3.1 billion.

•
We generated net proceeds of $2.1 billion and realized net gains of $623 million, principally from the contribution of properties to our unconsolidated co-investment ventures in Europe, Japan and Mexico and the sale of a U.S. portfolio of assets to a third-party. This activity also includes the sale of our investment in an unconsolidated office joint venture.
•
In April 2023, we formed PJLF, an unconsolidated co-investment venture in Japan, with two investors through the initial contribution of assets for which we received cash and equity ownership. We made additional contributions to PJLF during 2023. At December 31, 2023, our ownership interest was 16.3%.

•
We earned promotes aggregating $675 million ($495 million net of related strategic capital expenses), primarily during the second quarter of 2023 from the third-party investors in USLF in the U.S.
•
At December 31, 2023, we had total available liquidity of $6.0 billion, including borrowing capacity on our credit facilities of $5.5 billion and unrestricted cash balances of $530 million.

•
At December 31, 2023, our total debt portfolio of $29.0 billion had a weighted average maturity of 9 years and an effective interest rate of 3.0%. Our financing activities during the year included the following:

•
On April 5, 2023, we amended and restated our 2021 global senior credit facility (the "2021 Global Facility") as the 2023 Global Facility, increasing its borrowing capacity to $3.0 billion and extended the initial maturity date to June 2027.
•
On August 25, 2023, we amended and restated the Japanese yen revolver, increasing its borrowing capacity for total commitments of ¥58.5 billion ($414 million at December 31, 2023) and extended the initial maturity date to August 2027.

•
In the third quarter of 2023, we entered into Chinese renminbi term loans totaling CN¥1.7 billion ($239 million) with an issuance date weighted average interest rate of 3.5% maturing between September 2024 to 2026.

•
We issued senior notes of $5.4 billion (principal in millions):

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

In January 2024, we issued senior notes of $1.3 billion with weighted average effective interest rates of 5.2% and a weighted average maturity of 17 years. In February 2024, we issued senior notes of CN¥ 1.5 billion ($211 million) with an effective interest rate of 3.6% and a maturity of 3 years.

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

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements (in millions):

	2023	2022
Real estate segment:
Rental revenues	$6,819	$4,913
Development management and other revenues	5	21
Rental expenses	(1,625)	(1,206)
Other expenses	(54)	(40)
Real Estate Segment – NOI	5,145	3,688

Strategic capital segment:
Strategic capital revenues	1,200	1,040
Strategic capital expenses	(385)	(304)
Strategic Capital Segment – NOI	815	736

General and administrative expenses	(390)	(331)
Depreciation and amortization expenses	(2,485)	(1,813)
Operating income before gains on real estate transactions, net	3,085	2,280
Gains on dispositions of development properties and land, net	462	598
Gains on other dispositions of investments in real estate, net	161	589
Operating income	$3,708	$3,467

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

Below are the components of Real Estate Segment NOI, derived directly from line items in the Consolidated Financial Statements (in millions):

	2023	2022
Rental revenues	$6,819	$4,913
Development management and other revenues	5	21
Rental expenses	(1,625)	(1,206)
Other expenses	(54)	(40)
Real Estate Segment – NOI	$5,145	$3,688

The change in Real Estate Segment (“RES”) NOI in 2023 compared to 2022 of approximately $1.5 billion was impacted by the following activities (in millions):

(1)
Acquisition activity is principally due to the Duke Transaction on October 3, 2022 and a $3.1 billion real estate portfolio acquired in the U.S. on June 29, 2023. Acquisition activity also includes the amortization of fair value lease adjustments to rental revenues due to in-place leases that were primarily below market at the time of the acquisition.

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

(3)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2022 through December 31, 2023.

(4)
The change is principally due to higher insurance costs from a greater number of weather-related events and increases in the cost of our property management and leasing functions in 2023. Development management and other also includes the operating results of our energy assets.

Below are key operating metrics of our consolidated operating portfolio:

(1)
In October 2022, we completed the Duke Transaction, which increased our average consolidated square feet for 2023.

(2)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

Development Activity

The following table summarizes consolidated development activity (dollars and square feet in millions):

	2023	2022
Starts:
Number of new development buildings during the period	55	91
Square feet	13	31
TEI (1)	$3,361	$4,679
Percentage of build-to-suits based on TEI	54.0%	39.1%

Stabilizations:
Number of development buildings stabilized during the period	61	69
Square feet	22	22
TEI	$3,058	$2,772
Percentage of build-to-suits based on TEI	44.0%	38.9%
Weighted average stabilized yield (2)	6.3%	6.2%
Estimated value at completion	$3,974	$4,294
Estimated weighted average margin (3)	30.0%	54.9%
Estimated value creation	$916	$1,522

(1)
Included in TEI for 2023 was incremental spend of $161 million related to a development start that was previously reported.

(2)
We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(3)
Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI. Development margins fluctuate depending on several factors including cost of capital, changes in capitalization rates that are used to estimate value at completion, location and type of development, such as build-to-suit development.

At December 31, 2023, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before July 2026 with a TEI of $7.8 billion and was 37.9% leased. Our investment in the development portfolio was $4.4 billion at December 31, 2023 leaving $3.4 billion remaining to be spent. For additional information on our development portfolio at December 31, 2023, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in improving and leasing our operating properties as part of the investment basis or within Other Assets in the Consolidated Balance Sheets. The following graph summarizes recurring capitalized expenditures, excluding development costs and non-recurring costs, of our consolidated operating properties during each year:

Our capital expenditures continue to increase year over year as we grow the consolidated operating portfolio through development and acquisitions. We plan to continue allocating capital in 2024 to renovate and improve our operating portfolio, including the addition of sustainable and efficient building features.

Strategic Capital Segment

This operating segment includes revenues from asset management and property management services performed, transactional services for acquisition, disposition and leasing activity and promote revenue earned from the unconsolidated co-investment ventures. Revenues associated with the Strategic Capital Segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties and other transactional activity including foreign currency exchange rates and timing of promotes. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital Segment through Strategic Capital Expenses and to the Real Estate Segment through Rental Expenses both in the Consolidated Financial Statements, based on the square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 5 to the Consolidated Financial Statements.

Below are the components of Strategic Capital Segment NOI derived directly from the line items in the Consolidated Financial Statements (in millions):

	2023	2022
Strategic capital revenues	$1,200	$1,040
Strategic capital expenses	(385)	(304)
Strategic Capital Segment – NOI	$815	$736

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI (in millions):

	U.S. (1)		Other Americas		Europe		Asia (2)		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Strategic capital revenues ($)
Recurring fees (3)	171	178	50	45	163	167	76	78	460	468
Transactional fees (4)	21	22	7	6	18	20	19	19	65	67
Promote revenue (5)	641	15	33	32	1	458	-	-	675	505
Total strategic capital revenues ($)	833	215	90	83	182	645	95	97	1,200	1,040
Strategic capital expenses ($) (5)	(204)	(155)	(27)	(20)	(103)	(87)	(51)	(42)	(385)	(304)
Strategic Capital Segment - NOI ($)	629	60	63	63	79	558	44	55	815	736

(1)
The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)
In April 2023, we formed PJLF in Japan with two investors.

(3)
Recurring fees include asset management and property management fees.

(4)
Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(5)
We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. Changes in asset valuations within the co-investment ventures during the promote period is one of the significant inputs to the calculation of promote revenues. The asset valuations are prepared by third-party valuation firms. Included above is promote revenue earned from USLF in the second quarter of 2023 and PELF in the third quarter of 2022. We do not have any significant promote opportunities in 2024.

Up to 40% of the third-party portion of the promote earned by us from the co-investment ventures is paid to our employees as a combination of cash and stock-based awards pursuant to the terms of the PPP and expensed through Strategic Capital Expenses in the Consolidated Statements of Income, as vested.

G&A Expenses

G&A expenses were $390 million and $331 million for 2023 and 2022, respectively. G&A expenses increased in 2023 as compared to 2022, principally due to inflationary increases, the expansion of Prologis Essentials and higher compensation expenses based on our performance. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A (in millions):

	2023	2022
Building and land development activities	$123	$107
Operating building improvements and other	52	45
Total capitalized G&A expenses	$175	$152
Capitalized compensation and related costs as a percent of total	23.8%	22.7%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $2.5 billion and $1.8 billion in 2023 and 2022, respectively.

The change in depreciation and amortization expenses in 2023 compared to 2022 of approximately $672 million was impacted by the following (in millions):

(1)
Included in acquisitions are the operating properties, other real estate properties and related lease intangibles acquired in the Duke Transaction.

(2)
Included in foreign currency and other is the depreciation and amortization expense associated with our energy assets.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $462 million and $598 million for 2023 and 2022, respectively, primarily from the contribution of properties we developed to our unconsolidated co-investment ventures in Europe, Japan and Mexico for both years. Gains on other dispositions of investments in real estate were $161 million and $589 million for 2023 and 2022, respectively, and primarily represented sales of U.S. non-strategic operating properties to third parties. Historically, we have utilized the proceeds from these transactions primarily to fund our acquisition and development activities. See Note 4 to the Consolidated Financial Statements for further information on these transactions.

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

	2023			2022
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,957	631	97.6%	2,812	595	98.3%
Unconsolidated	2,242	507	97.5%	2,177	488	98.1%
Total	5,199	1,138	97.6%	4,989	1,083	98.2%

Below are the key leasing metrics of our O&M operating portfolio.

(1)
Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained approximately 70% or more of our customers, based on the total square feet of leases commenced, for each year. In 2023 and 2022, we experienced a significant increase in net effective rent change due to increasing market rents.

(2)
Turnover costs include external leasing commissions and tenant improvements and represent the obligations incurred in connection with the lease commencement for leases greater than one year. In 2023 and 2022, spend on turnover costs remained similar to 2021, however, the value of the leases commenced increased due to strong market rent growth.

Same Store Analysis

Our same store metrics are non-GAAP financial measures, which are commonly used in the real estate industry and expected from the financial community, presented on both a net effective and cash basis. We evaluate the performance of the operating properties we own and manage using a “same store” analysis to ensure that the population of properties in this analysis is consistent from period to period, allowing us and investors to analyze our ongoing business operations. We determine our same store metrics on property NOI, which is calculated as rental revenue less rental expense for the applicable properties in the same store population for both consolidated and unconsolidated properties based on our ownership interest, as further defined below.

We define our same store population for the three months ended December 31, 2023 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures at January 1, 2022 and owned throughout the same three-month period in both 2022 and 2023. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2022) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as analytical tools and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures.

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental expenses and property NOI for each quarter in 2023 and 2022 to the full year, as included in the Consolidated Statements of Income and within Note 19 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2023
Rental revenues	$1,634	$1,652	$1,777	$1,756	$6,819
Rental expenses	(413)	(388)	(416)	(408)	(1,625)
Property NOI	$1,221	$1,264	$1,361	$1,348	$5,194
2022
Rental revenues	$1,077	$1,093	$1,152	$1,591	$4,913
Rental expenses	(276)	(270)	(285)	(375)	(1,206)
Property NOI	$801	$823	$867	$1,216	$3,707

	Three Months Ended December 31,
	2023	2022	% Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,756	$1,591
Rental expenses	(408)	(375)
Consolidated Property NOI	$1,348	$1,216

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(501)	(432)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	714	671
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(575)	(540)
Prologis Share of Same Store Property NOI – Net Effective (2)	$986	$915	7.8%
Consolidated properties straight-line rent and fair value lease adjustments included in same store portfolio (3)	(17)	(20)
Unconsolidated co-investment ventures straight-line rent and fair value lease adjustments included in same store portfolio (3)	(7)	(12)
Third parties' share of straight-line rent and fair value lease adjustments included in same store portfolio (2)(3)	6	9
Prologis Share of Same Store Property NOI – Cash (2)(3)	$968	$892	8.5%

(1)
We exclude properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period and properties acquired or disposed of to third parties during the period. We also exclude net termination and renegotiation fees and write-offs of fair value lease assets or liabilities to allow us to evaluate the growth or decline in each property’s rental revenues without regard to one-time items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recorded due to the adjustment to straight-line rents over the lease term. Same Store Property NOI is adjusted to include an allocation of property management expenses for our consolidated properties based on the property management services provided to each property (generally, based on a percentage of revenues). On consolidation, these amounts are eliminated and the actual costs of providing property management and leasing services are recognized as part of our consolidated rental expense.

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property

NOI for the same store portfolio and apply our ownership percentage at December 31, 2023 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are accounted for using the equity method, of $307 million and $311 million during 2023 and 2022, respectively.

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

Interest Expense

The following table details our net interest expense (dollars in millions):

	2023	2022
Gross interest expense	$683	$345
Amortization of debt discount and debt issuance costs, net	75	24
Capitalized amounts	(117)	(60)
Net interest expense	$641	$309
Weighted average effective interest rate during the year	2.8%	1.8%

Interest expense increased in 2023, as compared to 2022, principally due to the financing of acquisition and development activity through the issuance of senior notes in 2023, the assumption of $4.2 billion of debt in the Duke Transaction which was marked to fair value in October 2022 and higher interest rates on new issuances and our credit facilities. We issued $5.4 billion of senior notes during 2023 and $3.3 billion during 2022, with a weighted average interest rate of 4.7% and 2.3%, respectively, at the issuance date.

See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains and Other Income, Net

We recognized foreign currency, derivative and other gains and other income, net, of $87 million and $242 million for the year ended December 31, 2023, and 2022, respectively. These amounts included interest income earned on short-term investments and mark-to-market adjustments associated with other financial investments.

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

The following table details our foreign currency and derivative gains, net included in earnings (in millions):

	2023	2022
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$60	$145
Gains on the settlement of transactions with third parties	1	1
Total realized foreign currency and derivative gains, net	61	146

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(81)	83
Gains on remeasurement of certain assets and liabilities	10	9
Total unrealized foreign currency and derivative gains (losses), net	(71)	92
Total foreign currency and derivative gains (losses), net	$(10)	$238

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 15 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

Income Tax Expense

We recognize income tax expense related to our taxable REIT subsidiaries and in the local, state and foreign jurisdictions in which we operate. Our current income tax expense (benefit) fluctuates from period to period based primarily on the timing of our taxable income, including gains on the disposition of properties, fees earned from the co-investment ventures and taxable earnings from unconsolidated co-investment ventures. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries.

The following table summarizes our income tax expense (benefit) (in millions):

	2023	2022
Current income tax expense (benefit):
Income tax expense	$165	$130
Income tax expense on dispositions	39	13
Income tax benefit on dispositions related to acquired tax liabilities	(11)	(21)
Total current income tax expense	193	122

Deferred income tax expense (benefit):
Income tax expense	18	13
Total deferred income tax expense	18	13
Total income tax expense	$211	$135

Our income taxes are discussed in more detail in Note 13 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

This amount represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $194 million and $191 million in 2023 and 2022, respectively. Included in these amounts were $77 million and $92 million in 2023 and 2022, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 11 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements in 2023 and 2022 was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2023, 130 properties in our development portfolio were 37.9% leased with a current investment of $4.4 billion and a TEI of $7.8 billion when completed and leased, leaving $3.4 billion of estimated additional required investment);

•
development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land;

•
the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties;

•
capital expenditures and leasing costs on properties in our operating portfolio;

•
investments in energy assets such as solar panels, battery storage and mobility solutions to serve our customers;

•
repayment of debt and scheduled principal payments of $531 million in 2024;

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

•
available unrestricted cash balances ($530 million at December 31, 2023);

•
borrowing capacity under our current credit facility arrangements that allow us to borrow on a short-term basis, with original maturities ranging from overnight to three months ($5.5 billion available at December 31, 2023); and

•
proceeds from the issuance of debt.

In the long term, we may also voluntarily repurchase our outstanding debt or equity securities (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise. We may also fund our cash needs from the issuance of equity securities, subject to market conditions, and through the sale of a portion of our investments in co-investment ventures.

Debt

The following table summarizes information about our consolidated debt by currency at December 31 (dollars in millions):

	2023			2022
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,300	4.5%	2.1%	$1,228	5.1%
Canadian dollar	5.0%	830	2.9%	4.5%	815	3.4%
Chinese renminbi	3.7%	242	0.8%	-	-	-
Euro	2.0%	10,084	34.8%	1.3%	7,991	33.5%
Japanese yen	1.0%	3,086	10.6%	1.0%	3,308	13.9%
U.S. dollar	4.1%	13,459	46.4%	3.6%	10,534	44.1%
Total debt (1)	3.0%	$29,001	100.0%	2.5%	$23,876	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at both December 31, 2023 and 2022 was 9 years.

Our credit ratings at December 31, 2023 were A and A3 from Standard & Poor's and Moody’s, respectively, each with a stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2023, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 8 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at December 31, 2023 (in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$250	$361	$611	2024 – 2026 (2)
Prologis Brazil Logistics Venture	45	180	225	2026
Prologis European Logistics Fund	-	51	51	2026 (2)
Prologis Japan Core Logistics Fund	100	516	616	2033
Prologis China Logistics Venture	212	1,200	1,412	2024 – 2028
Total	$607	$2,308	$2,915

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at December 31, 2023.

(2)
Venture partners have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity (in millions):

	2023	2022
Net cash provided by operating activities	$5,373	$4,126
Net cash used in investing activities	$(6,419)	$(4,499)
Net cash provided by financing activities	$1,320	$116
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$252	$(278)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $613 million and $268 million for 2023 and 2022, respectively. The increase in straight-lined rents and amortization of above and below market leases in 2023 was driven primarily from the Duke acquisition.

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

•
G&A expenses and equity-based compensation awards. We incurred $390 million and $331 million of G&A expenses in 2023 and 2022, respectively. We recognized equity-based, noncash compensation expenses of $268 million and $175 million in 2023 and 2022, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $680 million and $410 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2023 and 2022, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $457 million and $234 million in 2023 and 2022, respectively. See Note 8 to the Consolidated Financial Statements for further information on this activity.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $149 million and $130 million in 2023 and 2022, respectively. See Note 13 to the Consolidated Financial Statements for further information on this activity.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. This activity includes real estate portfolios, land for future development, operating properties and other real estate assets. See Note 4 to the Consolidated Financial Statements for further information on these activities, including the $3.1 billion real estate portfolio we acquired in the U.S. in the second quarter of 2023. In addition, the following significant transactions also impacted our cash used in and provided by investing activities:

•
Duke Transaction, net of cash acquired. We paid net cash of $92 million to complete the Duke Transaction in 2022 and an additional $33 million of transaction costs in 2023 that were accrued at the time of the acquisition in 2022. The acquisition was financed through the issuance of equity and the assumption of debt in 2022. A portion of this debt was paid down subsequent to acquisition, see the Financing Activities section below. See Note 3 to the Consolidated Financial Statements for more information on this transaction.

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $284 million and $442 million in 2023 and 2022, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $348 million and $77 million in 2023 and 2022, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities. Included in 2023 was also the redemption of our interest in an unconsolidated office joint venture. See Note 4 in the Consolidated Financial Statements for further information on this transaction.

•
Net proceeds from (payments on) the settlement of net investment hedges. We received net proceeds of $35 million and $56 million for the settlement of net investment hedges in 2023 and 2022, respectively. See Note 15 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions. Our credit facilities support our cash needs for development and acquisition activities on a short-term basis. The original maturity of our borrowings under the credit facilities ranges from overnight to three months.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity (in millions):

	2023	2022 (1)
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$30	$914
Secured mortgage debt	153	328
Senior notes	89	3
Term loans	-	136
Total	$272	$1,381

Proceeds from the issuance of debt
Secured mortgage debt	$120	$331
Senior notes	5,323	3,256
Term loans	312	529
Total	$5,755	$4,116

(1)
We completed the Duke Transaction in 2022 and assumed $4.2 billion of debt. We paid down the balance of $745 million on Duke’s line of credit subsequent to closing the acquisition which is reflected in Net Proceeds From (Payments On) Credit Facilities in the Consolidated Statements of Cash Flow. The assumption of debt was excluded from this table.

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $8.4 billion at December 31, 2023. The ventures listed below had total third-party debt of $14.9 billion at December 31, 2023 with a weighted average remaining maturity of 7 years and weighted average interest rate of 3.1%. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis and other investors in the co-investment ventures and bears interest as follows at December 31, 2023 (dollars in millions):

	Total Debt (1)	Weighted Average Interest Rate	Gross Book Value of Real Estate (1)	Ownership %
Prologis Targeted U.S. Logistics Fund	$4,185	4.0%	$13,658	27.3%
FIBRA Prologis	915	4.0%	3,297	45.1%
Prologis European Logistics Fund	5,805	2.8%	18,959	25.1%
Nippon Prologis REIT	2,343	0.7%	6,601	15.1%
Prologis Japan Core Logistics Fund	290	1.0%	491	16.3%
Prologis China Core Logistics Fund	816	4.9%	2,290	15.5%
Prologis China Logistics Venture	534	5.9%	1,215	15.0%
Total	$14,888		$46,511

(1)
The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 27.3% at December 31, 2023. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At December 31, 2023, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

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

We paid quarterly cash dividends of $0.87 and $0.79 per common share in 2023 and 2022, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A common limited partnership units (“Class A Units”) in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in 2023 and 2022.

At December 31, 2023, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity’s financial condition and results of operations. Management’s judgment considers historical and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies as they relate to our financial condition at December 31, 2023, and 2022 and our operating results for the three-year period ended December 31, 2023. Refer to Note 2 for more information on these critical accounting policies.

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

Recoverability of Real Estate Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. This assessment is primarily triggered based on the shortening of the expected hold period due to a change in our intent to sell a property in the near term. We have processes to monitor our intent with regard to our investments and the estimated disposition value in comparison to the current carrying value. If our assessment of potential triggering events indicates that the carrying value of a property that we expect to sell in the near term is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. We determine the fair value of the property based on the estimated proceeds from disposition that are based on quoted market values, third-party appraisals or discounted cash flow models that utilize the future net operating income of the property and expected market capitalization rates. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. Changes in economic and operating conditions could impact our intent and the assumptions used in determining the fair value that could result in future impairment.

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

We calculate our FFO measures, as defined below, based on our proportionate ownership share of both our unconsolidated and consolidated ventures. We reflect our share of our FFO measures for unconsolidated ventures by applying our average ownership percentage for the period to the applicable reconciling items on an entity-by-entity basis. We reflect our share for consolidated ventures in which we do not own 100% of the equity by adjusting our FFO measures to remove the noncontrolling interests share of the applicable reconciling items based on our average ownership percentage for the applicable periods.

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

•
current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in earnings that is excluded from our defined FFO measure; and

•
foreign currency exchange gains and losses resulting from (i) debt transactions between us and our foreign entities; (ii) third-party debt that is used to hedge our investment in foreign entities; (iii) derivative financial instruments related to any such debt transactions, and (iv) mark-to-market adjustments associated with derivative and other financial instruments.

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

•
impairment charges recognized related to our investments in real estate generally as a result of our change in intent to contribute or sell these properties; and

•
gains or losses from the early extinguishment of debt and redemption and repurchase of preferred stock.

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

	2023	2022
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$3,053	$3,359

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	2,434	1,763
Gains on other dispositions of investments in real estate, net of taxes	(158)	(595)
Reconciling items related to noncontrolling interests	(38)	(13)
Our share of reconciling items included in earnings related to unconsolidated entities	455	363
NAREIT defined FFO attributable to common stockholders/unitholders	5,746	4,877

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	18	(85)
Deferred income tax expense	18	13
Current income tax benefit on dispositions related to acquired tax liabilities	(11)	(21)
Our share of reconciling items included in earnings related to unconsolidated entities	(11)	(42)
FFO, as modified by Prologis attributable to common stockholders/unitholders	5,760	4,742

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(462)	(598)
Current income tax expense on dispositions	36	18
Losses (gains) on early extinguishment of debt, net	(3)	20
Reconciling items related to noncontrolling interests	9	5
Our share of reconciling items included in earnings related to unconsolidated entities	(6)	1
Core FFO attributable to common stockholders/unitholders	$5,334	$4,188

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2023. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments, such as foreign currency contracts, that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At December 31, 2023, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 15 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the year ended December 31, 2023, $546 million or 6.8% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At December 31, 2023, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.6 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $162 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At December 31, 2023, $26.9 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At December 31, 2023, $2.7 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at December 31, 2023 (dollars in millions):

	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt (1)	$365	$176	$1,463	$1,796	$23,090	$26,890	$24,096
Weighted average interest rate (2)	2.0%	3.2%	3.3%	2.0%	2.9%	2.8%

Variable rate debt
Credit facilities	$-	$-	$355	$624	$-	$979	$979
Secured mortgage debt	-	38	-	-	-	38	38
Senior notes	166	-	-	-	-	166	166
Term loans	-	726	601	-	177	1,504	1,503
Total variable rate debt	$166	$764	$956	$624	$177	$2,687	$2,686

(1)
At December 31, 2023, we had one interest rate swap agreement to fix €150 million ($156 million) of our floating rate euro senior notes which is included in fixed rate debt.

(2)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at December 31, 2023 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At December 31, 2023, the weighted average effective interest rate on our variable rate debt was 3.6%, which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at December 31, 2023. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $8 million for the year ended December 31, 2023, which equates to a change in interest rates of 36 basis points on our average outstanding variable rate debt balances and 3 basis points on our average total debt portfolio balances.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2023 and 2022, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements of Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2023, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are voluntarily presented in Note 19 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2023, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2023, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2023, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2023, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2023, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2023, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

During the period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to the Consolidated Financial Statements and Schedule III on page 51 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 102 to 113 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 51 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company had $75,435 million of operating properties as of December 31, 2023. The Company tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

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

February 13, 2024

Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Prologis, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the Operating Partnership’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4 to the consolidated financial statements, the Operating Partnership had $75,435 million of operating properties as of December 31, 2023. The Operating Partnership tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

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

February 13, 2024

Index to Item 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 13, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado

February 13, 2024

Index to Item 15

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Investments in real estate properties	$88,666,575	$81,623,396
Less accumulated depreciation	10,931,485	9,036,085
Net investments in real estate properties	77,735,090	72,587,311
Investments in and advances to unconsolidated entities	9,543,970	9,698,898
Assets held for sale or contribution	461,657	531,257
Net investments in real estate	87,740,717	82,817,466

Cash and cash equivalents	530,388	278,483
Other assets	4,749,735	4,801,499
Total assets	$93,020,840	$87,897,448

LIABILITIES AND EQUITY
Liabilities:
Debt	$29,000,501	$23,875,961
Accounts payable and accrued expenses	1,766,018	1,711,885
Other liabilities	4,430,601	4,446,509
Total liabilities	35,197,120	30,034,355

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2023 and 2022	63,948	63,948
Common stock; $0.01 par value; 924,391 and 923,142 shares issued and outstanding at December 31, 2023 and 2022, respectively	9,244	9,231
Additional paid-in capital	54,249,801	54,065,407
Accumulated other comprehensive loss	(514,201)	(443,609)
Distributions in excess of net earnings	(627,068)	(457,695)
Total Prologis, Inc. stockholders’ equity	53,181,724	53,237,282
Noncontrolling interests	4,641,996	4,625,811
Total equity	57,823,720	57,863,093
Total liabilities and equity	$93,020,840	$87,897,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Rental	$6,818,542	$4,913,171	$4,147,994
Strategic capital	1,200,232	1,039,585	590,750
Development management and other	4,695	20,936	20,696
Total revenues	8,023,469	5,973,692	4,759,440
Expenses:
Rental	1,624,793	1,205,738	1,041,316
Strategic capital	385,542	303,356	207,171
General and administrative	390,406	331,083	293,167
Depreciation and amortization	2,484,891	1,812,777	1,577,942
Other	53,354	40,336	22,435
Total expenses	4,938,986	3,693,290	3,142,031

Operating income before gains on real estate transactions, net	3,084,483	2,280,402	1,617,409
Gains on dispositions of development properties and land, net	462,270	597,745	817,017
Gains on other dispositions of investments in real estate, net	161,039	589,391	772,570
Operating income	3,707,792	3,467,538	3,206,996

Other income (expense):
Earnings from unconsolidated entities, net	307,227	310,872	404,255
Interest expense	(641,332)	(309,037)	(266,228)
Foreign currency, derivative and other gains and other income, net	87,221	241,621	165,278
Gains (losses) on early extinguishment of debt	3,275	(20,184)	(187,453)
Total other income (expense)	(243,609)	223,272	115,852
Earnings before income taxes	3,464,183	3,690,810	3,322,848
Total income tax expense	(211,038)	(135,412)	(174,258)
Consolidated net earnings	3,253,145	3,555,398	3,148,590
Less net earnings attributable to noncontrolling interests	193,931	190,542	208,867
Net earnings attributable to controlling interests	3,059,214	3,364,856	2,939,723
Less preferred stock dividends	5,841	6,060	6,152
Net earnings attributable to common stockholders	$3,053,373	$3,358,796	$2,933,571

Weighted average common shares outstanding – Basic	924,351	785,675	739,363
Weighted average common shares outstanding – Diluted	951,791	811,608	764,762

Net earnings per share attributable to common stockholders – Basic	$3.30	$4.28	$3.97

Net earnings per share attributable to common stockholders – Diluted	$3.29	$4.25	$3.94

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Consolidated net earnings	$3,253,145	$3,555,398	$3,148,590
Other comprehensive income:
Foreign currency translation gains, net	20,763	373,405	305,929
Unrealized gains (losses) on derivative contracts, net	(92,703)	71,639	17,542
Comprehensive income	3,181,205	4,000,442	3,472,061
Net earnings attributable to noncontrolling interests	(193,931)	(190,542)	(208,867)
Other comprehensive loss (income) attributable to noncontrolling interests	1,348	(10,400)	(7,985)
Comprehensive income attributable to common stockholders	$2,988,622	$3,799,500	$3,255,209

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2021	$63,948	739,381	$7,394	$35,488,634	$(1,193,739)	$(2,394,690)	$4,353,033	$36,324,580
Consolidated net earnings	-	-	-	-	-	2,939,723	208,867	3,148,590
Effect of equity compensation plans	-	(389)	(4)	38,114	-	-	78,062	116,172
Capital contributions	-	-	-	-	-	-	74,404	74,404
Redemption of noncontrolling interests	-	835	8	37,238	-	-	(190,482)	(153,236)
Consolidation of other venture	-	-	-	-	-	-	25,759	25,759
Acquisitions by noncontrolling interests	-	-	-	-	-	-	130,416	130,416
Foreign currency translation gains, net	-	-	-	-	298,413	-	7,516	305,929
Unrealized gains on derivative contracts, net	-	-	-	-	17,073	-	469	17,542
Reallocation of equity	-	-	-	(2,347)	-	-	2,347	-
Dividends ($2.52 per common share) and other distributions	-	-	-	(31)	-	(1,872,861)	(375,054)	(2,247,946)
Balance at December 31, 2021	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-		-	-	-	3,364,856	190,542	3,555,398
Effect of equity compensation plans	-	393	4	66,647	-	-	121,074	187,725
Duke Transaction, net of issuance costs	-	182,661	1,827	18,551,852	-	-	219,565	18,773,244
Capital contributions	-	-	-	-	-	-	13,295	13,295
Redemption of noncontrolling interests	-	261	2	12,445	-	-	(101,427)	(88,980)
Foreign currency translation gains, net	-	-	-	-	364,725	-	8,680	373,405
Unrealized gains on derivative contracts, net	-	-	-	-	69,919	-	1,720	71,639
Reallocation of equity	-	-	-	(127,134)	-	-	127,134	-
Dividends ($3.16 per common share) and other distributions	-	-	-	(11)	-	(2,494,723)	(270,109)	(2,764,843)
Balance at December 31, 2022	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-	-	-	-	-	3,059,214	193,931	3,253,145
Effect of equity compensation plans	-	410	5	84,719	-	-	195,987	280,711
Capital contributions	-	-	-	-	-	-	32,157	32,157
Redemption of noncontrolling interests	-	839	8	48,349	-	-	(118,164)	(69,807)
Foreign currency translation gains, net	-	-	-	-	19,867	-	896	20,763
Unrealized losses on derivative contracts, net	-	-	-	-	(90,459)	-	(2,244)	(92,703)
Reallocation of equity	-	-	-	51,328	-	-	(51,328)	-
Dividends ($3.48 per common share) and other distributions	-	-	-	(2)	-	(3,228,587)	(235,050)	(3,463,639)
Balance at December 31, 2023	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Consolidated net earnings	$3,253,145	$3,555,398	$3,148,590
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(613,005)	(267,709)	(148,239)
Equity-based compensation awards	267,648	175,356	113,028
Depreciation and amortization	2,484,891	1,812,777	1,577,942
Earnings from unconsolidated entities, net	(307,227)	(310,872)	(404,255)
Operating distributions from unconsolidated entities	680,192	410,483	440,034
Increase in operating receivables from unconsolidated entities	(82,375)	(63,947)	(14,223)
Amortization of debt discounts and debt issuance costs, net	74,589	23,736	8,656
Gains on dispositions of development properties and land, net	(462,270)	(597,745)	(817,017)
Gains on other dispositions of investments in real estate, net	(161,039)	(589,391)	(772,570)
Unrealized foreign currency and derivative losses (gains), net	71,627	(92,201)	(173,026)
Losses (gains) on early extinguishment of debt, net	(3,275)	20,184	187,453
Deferred income tax expense	17,708	12,638	1,322
Increase in accounts receivable and other assets	(102,610)	(71,307)	(328,511)
Increase in accounts payable and accrued expenses and other liabilities	255,059	109,030	176,858
Net cash provided by operating activities	5,373,058	4,126,430	2,996,042
Investing activities:
Real estate and other development	(3,399,114)	(3,118,379)	(2,639,872)
Real estate acquisitions	(4,195,714)	(2,492,108)	(2,320,448)
Duke Transaction, net of cash acquired	(33,009)	(92,052)	-
Tenant improvements and lease commissions on previously leased space	(388,814)	(339,234)	(329,059)
Property improvements	(303,042)	(211,358)	(169,933)
Proceeds from dispositions and contributions of real estate	1,764,322	2,063,623	4,222,290
Investments in and advances to unconsolidated entities	(284,185)	(442,366)	(798,103)
Return of investment from unconsolidated entities	348,276	76,994	58,275
Proceeds from the settlement of net investment hedges	37,113	59,281	3,305
Payments on the settlement of net investment hedges	(2,230)	(3,458)	(16,513)
Proceeds from repayment of notes receivable backed by real estate	37,000	-	-
Net cash used in investing activities	(6,419,397)	(4,499,057)	(1,990,058)
Financing activities:
Proceeds from issuance of common stock	-	-	743
Dividends paid on common and preferred stock	(3,228,589)	(2,494,723)	(1,872,861)
Noncontrolling interests contributions	21,107	13,295	74,404
Noncontrolling interests distributions	(235,050)	(270,109)	(375,054)
Settlement of noncontrolling interests	(69,807)	(88,980)	(153,236)
Tax paid with shares withheld	(24,536)	(27,688)	(19,855)
Debt and equity issuance costs paid	(58,660)	(45,654)	(23,318)
Net proceeds from (payments on) credit facilities	(567,076)	294,164	323,336
Repurchase of and payments on debt	(272,203)	(1,381,005)	(2,560,174)
Proceeds from the issuance of debt	5,755,096	4,116,489	3,597,690
Net cash provided by (used in) financing activities	1,320,282	115,789	(1,008,325)

Effect of foreign currency exchange rate changes on cash	(22,038)	(20,796)	(39,628)
Net increase (decrease) in cash and cash equivalents	251,905	(277,634)	(41,969)
Cash and cash equivalents, beginning of year	278,483	556,117	598,086
Cash and cash equivalents, end of year	$530,388	$278,483	$556,117

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2023	2022
ASSETS
Investments in real estate properties	$88,666,575	$81,623,396
Less accumulated depreciation	10,931,485	9,036,085
Net investments in real estate properties	77,735,090	72,587,311
Investments in and advances to unconsolidated entities	9,543,970	9,698,898
Assets held for sale or contribution	461,657	531,257
Net investments in real estate	87,740,717	82,817,466

Cash and cash equivalents	530,388	278,483
Other assets	4,749,735	4,801,499
Total assets	$93,020,840	$87,897,448

LIABILITIES AND CAPITAL
Liabilities:
Debt	$29,000,501	$23,875,961
Accounts payable and accrued expenses	1,766,018	1,711,885
Other liabilities	4,430,601	4,446,509
Total liabilities	35,197,120	30,034,355

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,117,776	53,173,334
Limited partners – common	848,160	843,263
Limited partners – Class A common	469,561	464,781
Total partners’ capital	54,499,445	54,545,326
Noncontrolling interests	3,324,275	3,317,767
Total capital	57,823,720	57,863,093
Total liabilities and capital	$93,020,840	$87,897,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Rental	$6,818,542	$4,913,171	$4,147,994
Strategic capital	1,200,232	1,039,585	590,750
Development management and other	4,695	20,936	20,696
Total revenues	8,023,469	5,973,692	4,759,440
Expenses:
Rental	1,624,793	1,205,738	1,041,316
Strategic capital	385,542	303,356	207,171
General and administrative	390,406	331,083	293,167
Depreciation and amortization	2,484,891	1,812,777	1,577,942
Other	53,354	40,336	22,435
Total expenses	4,938,986	3,693,290	3,142,031

Operating income before gains on real estate transactions, net	3,084,483	2,280,402	1,617,409
Gains on dispositions of development properties and land, net	462,270	597,745	817,017
Gains on other dispositions of investments in real estate, net	161,039	589,391	772,570
Operating income	3,707,792	3,467,538	3,206,996

Other income (expense):
Earnings from unconsolidated entities, net	307,227	310,872	404,255
Interest expense	(641,332)	(309,037)	(266,228)
Foreign currency, derivative and other gains and other income, net	87,221	241,621	165,278
Gains (losses) on early extinguishment of debt	3,275	(20,184)	(187,453)
Total other income (expense)	(243,609)	223,272	115,852
Earnings before income taxes	3,464,183	3,690,810	3,322,848
Total income tax expense	(211,038)	(135,412)	(174,258)
Consolidated net earnings	3,253,145	3,555,398	3,148,590
Less net earnings attributable to noncontrolling interests	116,657	98,611	127,075
Net earnings attributable to controlling interests	3,136,488	3,456,787	3,021,515
Less preferred unit distributions	5,841	6,060	6,152
Net earnings attributable to common unitholders	$3,130,647	$3,450,727	$3,015,363

Weighted average common units outstanding – Basic	939,635	799,153	751,973
Weighted average common units outstanding – Diluted	951,791	811,608	764,762

Net earnings per unit attributable to common unitholders – Basic	$3.30	$4.28	$3.97

Net earnings per unit attributable to common unitholders – Diluted	$3.29	$4.25	$3.94

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Consolidated net earnings	$3,253,145	$3,555,398	$3,148,590
Other comprehensive income:
Foreign currency translation gains, net	20,763	373,405	305,929
Unrealized gains (losses) on derivative contracts, net	(92,703)	71,639	17,542
Comprehensive income	3,181,205	4,000,442	3,472,061
Net earnings attributable to noncontrolling interests	(116,657)	(98,611)	(127,075)
Other comprehensive loss (income) attributable to noncontrolling interests	(404)	292	692
Comprehensive income attributable to common unitholders	$3,064,144	$3,902,123	$3,345,678

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2021	1,279	$63,948	739,381	$31,907,599	12,142	$523,954	8,595	$345,553	$3,483,526	$36,324,580
Consolidated net earnings	-	-	-	2,939,723	-	50,034	-	31,758	127,075	3,148,590
Effect of equity compensation plans	-	-	(389)	38,110	1,286	78,062	-	-	-	116,172
Capital contributions	-	-	-	-	-	-	-	-	74,404	74,404
Redemption of limited partnership units	-	-	835	37,246	(2,105)	(190,482)	-	-	-	(153,236)
Consolidation of other venture	-	-	-	-	-	-	-	-	25,759	25,759
Issuance of units related to acquisitions	-	-	-	-	1,031	130,416	-	-	-	130,416
Foreign currency translation gains (losses), net	-	-	-	298,413	-	4,982	-	3,226	(692)	305,929
Unrealized gains on derivative contracts, net	-	-	-	17,073	-	285	-	184	-	17,542
Reallocation of capital	-	-	-	(2,347)	-	133	-	2,214	-	-
Distributions ($2.52 per common unit) and other	-	-	-	(1,872,892)	-	(40,287)	-	(22,233)	(312,534)	(2,247,946)
Balance at December 31, 2021	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	3,364,856	-	57,620	-	34,311	98,611	3,555,398
Effect of equity compensation plans	-	-	393	66,651	1,064	121,074	-	-	-	187,725
Duke Transaction, net of issuance costs	-	-	182,661	18,553,679	2,140	217,385	-	-	2,180	18,773,244
Capital contributions	-	-	-	-	-	-	-	-	13,295	13,295
Redemption of limited partnership units	-	-	261	12,447	(918)	(101,427)	-	-	-	(88,980)
Foreign currency translation gains (losses), net	-	-	-	364,725	-	5,785	-	3,187	(292)	373,405
Unrealized gains on derivative contracts, net	-	-	-	69,919	-	1,109	-	611	-	71,639
Reallocation of capital	-	-	-	(127,134)	-	38,931	-	88,203	-	-
Distributions ($3.16 per common unit) and other	-	-	-	(2,494,734)	-	(54,311)	-	(22,233)	(193,565)	(2,764,843)
Balance at December 31, 2022	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	3,059,214	-	50,490	-	26,784	116,657	3,253,145
Effect of equity compensation plans	-	-	410	84,724	1,536	195,987	-	-	-	280,711
Capital contributions	-	-	-	-	-	-	-	-	32,157	32,157
Redemption of limited partnership units	-	-	839	48,357	(1,416)	(118,164)	-	-	-	(69,807)
Foreign currency translation gains, net	-	-	-	19,867	-	316	-	176	404	20,763
Unrealized losses on derivative contracts, net	-	-	-	(90,459)	-	(1,444)	-	(800)	-	(92,703)
Reallocation of capital	-	-	-	51,328	-	(52,180)	-	852	-	-
Distributions ($3.48 per common unit) and other	-	-	-	(3,228,589)	-	(70,108)	-	(22,232)	(142,710)	(3,463,639)
Balance at December 31, 2023	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index to Item 15

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Consolidated net earnings	$3,253,145	$3,555,398	$3,148,590
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(613,005)	(267,709)	(148,239)
Equity-based compensation awards	267,648	175,356	113,028
Depreciation and amortization	2,484,891	1,812,777	1,577,942
Earnings from unconsolidated entities, net	(307,227)	(310,872)	(404,255)
Operating distributions from unconsolidated entities	680,192	410,483	440,034
Increase in operating receivables from unconsolidated entities	(82,375)	(63,947)	(14,223)
Amortization of debt discounts and debt issuance costs, net	74,589	23,736	8,656
Gains on dispositions of development properties and land, net	(462,270)	(597,745)	(817,017)
Gains on other dispositions of investments in real estate, net	(161,039)	(589,391)	(772,570)
Unrealized foreign currency and derivative losses (gains), net	71,627	(92,201)	(173,026)
Losses (gains) on early extinguishment of debt, net	(3,275)	20,184	187,453
Deferred income tax expense	17,708	12,638	1,322
Increase in accounts receivable and other assets	(102,610)	(71,307)	(328,511)
Increase in accounts payable and accrued expenses and other liabilities	255,059	109,030	176,858
Net cash provided by operating activities	5,373,058	4,126,430	2,996,042
Investing activities:
Real estate and other development	(3,399,114)	(3,118,379)	(2,639,872)
Real estate acquisitions	(4,195,714)	(2,492,108)	(2,320,448)
Duke Transaction, net of cash acquired	(33,009)	(92,052)	-
Tenant improvements and lease commissions on previously leased space	(388,814)	(339,234)	(329,059)
Property improvements	(303,042)	(211,358)	(169,933)
Proceeds from dispositions and contributions of real estate	1,764,322	2,063,623	4,222,290
Investments in and advances to unconsolidated entities	(284,185)	(442,366)	(798,103)
Return of investment from unconsolidated entities	348,276	76,994	58,275
Proceeds from the settlement of net investment hedges	37,113	59,281	3,305
Payments on the settlement of net investment hedges	(2,230)	(3,458)	(16,513)
Proceeds from repayment of notes receivable backed by real estate	37,000	-	-
Net cash used in investing activities	(6,419,397)	(4,499,057)	(1,990,058)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	-	-	743
Distributions paid on common and preferred units	(3,320,929)	(2,571,267)	(1,935,381)
Noncontrolling interests contributions	21,107	13,295	74,404
Noncontrolling interests distributions	(142,710)	(193,565)	(312,534)
Redemption of common limited partnership units	(69,807)	(88,980)	(153,236)
Tax paid with shares of the Parent withheld	(24,536)	(27,688)	(19,855)
Debt and equity issuance costs paid	(58,660)	(45,654)	(23,318)
Net proceeds from (payments on) credit facilities	(567,076)	294,164	323,336
Repurchase of and payments on debt	(272,203)	(1,381,005)	(2,560,174)
Proceeds from the issuance of debt	5,755,096	4,116,489	3,597,690
Net cash provided by (used in) financing activities	1,320,282	115,789	(1,008,325)

Effect of foreign currency exchange rate changes on cash	(22,038)	(20,796)	(39,628)
Net increase (decrease) in cash and cash equivalents	251,905	(277,634)	(41,969)
Cash and cash equivalents, beginning of year	278,483	556,117	598,086
Cash and cash equivalents, end of year	$530,388	$278,483	$556,117

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2023, the Parent owned a 97.58% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.42% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Index to Item 15

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

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustments are included in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets. Certain balance sheet items, principally equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period; income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect at the date of the transaction. We translate our share of the net income or loss of our unconsolidated entities at the average exchange rate for the period other than significant nonrecurring transactions of the unconsolidated entities which are translated at the rate in effect at the date of the transaction.

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Foreign Currency, Derivative and Other Gains and Other Income, Net in the Consolidated Statements of Income, unless it is intercompany debt that is deemed to be long-term in nature or third-party debt that has been designated as a nonderivative net investment hedge and then the adjustment is recorded as a cumulative translation adjustment in AOCI/L.

Acquisitions. We apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As the fair value of most of our real estate acquisitions is concentrated in either a single identifiable asset or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged. The difference between the cost and the estimated fair value (excess or bargain consideration) is allocated to the real estate properties and related lease intangibles on a relative fair value basis. All other assets and liabilities assumed, including debt, and real estate assets that we intend to sell in the next twelve months are recorded at fair value. At a property level, we allocate the fair value to the components which include building, land, improvements and intangible assets or liabilities related to acquired leases. Purchase price allocations for a business combination are recorded at fair value.

When we obtain control of an unconsolidated entity and the acquisition qualifies as a business combination, we account for the acquisition in accordance with the guidance for a business combination achieved in stages. We remeasure our previously held interest in the unconsolidated entity at its acquisition-date fair value and recognize any resulting gain or loss in earnings.

We allocate the purchase price using principally Level 2 and Level 3 inputs (further defined in Fair Value Measurements below) as follows:

Investments in Real Estate Properties. We value operating properties as if vacant. We estimate fair value by applying an income approach methodology using either a discounted cash flow analysis or applying a capitalization rate to the estimated net operating income, defined as rental revenues less rental expenses, of a property. Key assumptions include market rents and rent growth, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine the discount or capitalization rate by market, based on recent transactions and other market data and adjust if necessary, based on the property characteristics. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. At a property level, we allocate the fair value to building, land and improvements.

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

Index to Item 15

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

Fair Value Measurements on a Recurring Basis. We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. We determine the fair value of our derivative financial instruments using widely accepted valuation techniques. The technique utilized depends on the type of derivative financial instrument being valued, principally foreign currency contracts and interest rate contracts, and involves the contractual term of the derivative, observable market-based inputs and implied volatilities.

We determine the fair values of our interest rate contracts using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments through a discounted cash flow analysis. We base the variable cash payments on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves through the contractual term of the debt. We determine the fair values of our foreign currency contracts by comparing the contracted forward exchange rate to the current market exchange rate. We build a foreign exchange forward curve to determine the foreign exchange forward rate that pertains to the specific maturity date. Using this foreign exchange forward rate, spot rates and the interest rate curve of the domestic currency as inputs, we calculate the mark-to-market value of the foreign currency contract.

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

Index to Item 15

Fair Value Measurements on a Nonrecurring Basis. Assets measured at fair value on a nonrecurring basis generally consist of real estate assets and investments in unconsolidated entities that were subject to impairment charges due to our evaluation of recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. As discussed below, our analysis of recoverability is primarily triggered based on the shortening of the expected hold period due to our change in intent to sell a property in the near term. We estimate the fair value of our investments based on expected sales prices in the market (Level 2) or by applying an income approach methodology using a discounted cash flow analysis (Level 3).

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

Depreciation and Amortization. We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation on development buildings commences when the asset is ready for its intended use, which we define as the earlier of when a property that was developed has been completed for one year, or is 90% occupied. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 40 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to land leases over the shorter of the estimated life of the building improvement or the contractual term of the underlying land lease. Capitalized leasing costs are amortized over the estimated remaining lease term. The weighted average lease term for leases that commenced during 2023, based on square feet, was 66 months.

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

Recoverability of Real Estate Assets. We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. This assessment is primarily triggered based on the shortening of the expected hold period due to a change in our intent to sell a property in the near term. We have processes to monitor our intent with regard to our investments and the estimated disposition value in comparison to the current carrying value. If our assessment of potential triggering events indicates that the carrying value of a property that we expect to sell in the near term is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the property. We determine the fair value of the property based on the estimated proceeds from disposition that are based on quoted market values, third-party appraisals or discounted cash flow models that utilize the future net operating income from the property and expected market capitalization rates. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. Changes in economic and operating conditions could impact our intent and the assumptions used in determining the fair value that could result in future impairment.

At least annually or more frequently given the presence of a triggering event, we assess the recoverability of our assets based on our intent as follows:

•
for real estate properties that we intend to hold long-term; including land held for development, properties currently under development and operating properties; recoverability is assessed based on the estimated undiscounted future net operating income from the property and the terminal value, including anticipated costs to develop;

•
for real estate properties we intend to sell, including properties currently under development and operating properties; recoverability is assessed based on estimated proceeds from disposition that are based on the future net operating income from the property, expected market capitalization rates and anticipated costs to develop;

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

Index to Item 15

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

Investments in Unconsolidated Entities. We present our investments in certain entities generally under the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments (including advances) in the balance sheet at our cost, including formation costs and net of deferred gains from the contribution of properties (recognized prior to January 1, 2018), if applicable. The transaction costs related to the formation of equity method investments are also capitalized. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized and accumulated other comprehensive income or loss, distributions received, contributions made, sales and redemptions of our investments and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

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

Derivative Financial Instruments. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest. We may use derivative financial instruments, primarily foreign currency contracts to manage foreign currency exchange rate risk related to both our foreign investments and the related earnings. In addition, we occasionally use interest rate contracts to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows, principally related to variable-rate debt and in anticipation of fixed-rate debt issuances.

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

Designated Derivatives. We may choose to designate our derivative financial instruments, generally foreign currency contracts to hedge our net investment in foreign operations or generally interest rate contracts to hedge future interest payments on variable debt and anticipated fixed-rate debt issuances. At inception of the transaction, we formally designate and document the derivative financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, the effectiveness of our hedging transactions. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative financial instruments will generally be offset by changes in the cash flows or fair values of the underlying exposures being hedged.

Changes in the fair value of derivatives that are designated and qualify as net investment hedges of our foreign operations or cash flow hedges are recorded in AOCI/L. For net investment hedges, these amounts offset the translation adjustments on the underlying net assets of our foreign investments and are recorded in AOCI/L. This includes debt issued in a currency that is not the same functional currency of the borrowing entity that we may designate as a nonderivative net investment hedge. We compare the net equity available from our foreign investments first to the derivative financial instruments designated as net investment hedges followed by any nonderivative net investment hedges. If the total notional amount of the derivative and nonderivative financial instruments exceeds the net equity available, that excess portion is considered unhedged and the translation of that excess portion is recognized in Foreign Currency, Derivative and Other Gains and Other Income, Net.

Index to Item 15

For cash flow hedges, we hedge exposure to the variability of existing cash flows and future cash flows related to variable-rate debt and anticipated fixed-rate debt issuances, respectively, typically over a period of 10 years, with a range of 5 to 30 years. We report the effective portion of the gain or loss as a component of AOCI/L and reclassify it to the applicable line item in the Consolidated Statements of Income, generally Interest Expense, over the corresponding period of the underlying hedged item. The ineffective portion of the change in fair value of a derivative financial instrument is recognized in earnings, generally Interest Expense, at the time the ineffectiveness occurred. To the extent the hedged forecasted interest payments on debt related to our interest rate contracts are paid off, the remaining balance in AOCI/L is recognized in Interest Expense in the Consolidated Statements of Income.

Undesignated Derivatives. We also use derivatives, such as foreign currency forwards and option contracts, that are not designated as hedges to manage foreign currency exchange rate risk related to the translation of our results of operations. The changes in fair values of these derivatives that were not designated as hedging instruments are immediately recognized in earnings within the line item Foreign Currency, Derivative and Other Gains and Other Income, Net. These gains or losses are generally offset by lower or higher earnings due to the translation at exchange rates that were different than our expectations. In addition, we may choose to not designate our interest rate contracts. If an interest rate contract is not designated as a hedge, the changes in fair value of this instrument is immediately recognized in earnings within the line item Interest Expense in the Consolidated Statements of Income.

Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income to noncontrolling interests based on the weighted average ownership interest during the period. The net income that is not attributable to us is reflected in the line item Net Earnings Attributable to Noncontrolling Interests. We do not recognize a gain or loss on ownership transactions with a consolidated entity that do not result in a change in control and recognize the difference between the carrying amount of the noncontrolling interest and the consideration paid or received as additional paid-in-capital.

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

Strategic Capital Revenues. Strategic capital revenues include revenues or fees we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include recurring fees such as asset management and property management fees or transactional fees for leasing, acquisition, development, construction, financing and tax services provided. We recognize these fees as we provide the services or on a cost basis for development fees.

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

Index to Item 15

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

Index to Item 15

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

Accounting Pronouncements.

New Accounting Standards Issued but not yet Adopted

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) to improve reportable segments disclosure requirements. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis, and also requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the CODM. The standard is effective for us on January 1, 2024. We do not expect the standard to have a material impact on our Consolidated Financial Statements as we anticipate the primary change will be additional disclosures in Note 17.

NOTE 3. DUKE TRANSACTION

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

Index to Item 15

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

(1)
Intangible assets of $836.6 million and intangible liabilities of $2.3 billion were included within Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. The acquired lease intangibles from the Duke Transaction will be amortized over the terms of the respective leases with a weighted average remaining lease term of 64 months at acquisition.

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2023	2022	2023	2022	2023	2022
Operating properties:
Buildings and improvements	630,955	597,362	2,960	2,825	$52,626,191	$48,650,334
Improved land					22,809,306	20,388,461
Development portfolio, including land costs:
Prestabilized	13,369	4,874	45	15	1,838,805	597,553
Properties under development	26,438	44,011	85	121	2,528,650	3,614,601
Land (1)					3,775,553	3,338,121
Other real estate investments (2)					5,088,070	5,034,326
Total investments in real estate properties					88,666,575	81,623,396
Less accumulated depreciation					10,931,485	9,036,085
Net investments in real estate properties					$77,735,090	$72,587,311
(1)
At December 31, 2023, and 2022, our land was comprised of 8,197 and 7,188 acres, respectively.
(2)
Included in other real estate investments were: (i) land parcels we own and lease to third parties; (ii) non-strategic real estate assets, primarily acquired from the Duke Transaction, that we do not intend to operate long term; (iii) non-industrial real estate assets that we intend to redevelop as industrial properties or other higher use assets; and (iv) energy assets. Energy assets include solar panels, battery storage and mobility solutions.

At December 31, 2023, we had investments in real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, Japan, and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Duke Transaction as discussed in Note 3 and energy assets, for the years ended December 31 (dollars and square feet in thousands):

	2023 (1)	2022	2021 (2)
Number of operating properties	85	23	31
Square feet	17,503	5,169	6,760
Acres of land	1,620	2,218	2,684
Acquisition cost of net investments in real estate, excluding other real estate investments	$4,194,468	$1,828,256	$2,517,644

Acquisition cost of other real estate investments	$101,382	$641,168	$525,499

Index to Item 15

(1)
Included in 2023 is our acquisition of a real estate portfolio comprised of 70 operating properties in the U.S., aggregating 13.8 million square feet, for cash consideration of $3.1 billion.

(2)
Included in 2021 is our acquisition of additional ownership interest in certain unconsolidated other ventures that we acquired from our partners and subsequently resulted in the consolidation of the real estate assets.

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties for the years ended December 31 (dollars and square feet in thousands):

	2023	2022	2021
Dispositions of development properties and land, net (1)
Number of properties	22	21	41
Square feet	8,437	7,676	16,482
Net proceeds	$1,449,644	$1,398,585	$2,629,750
Gains on dispositions of development properties and land, net	$462,270	$597,745	$817,017

Other dispositions of investments in real estate, net (2)
Number of properties	25	103	97
Square feet	2,794	8,718	20,806
Net proceeds	$641,214	$1,271,639	$2,536,622
Gains on other dispositions of investments in real estate, net	$161,039	$589,391	$772,570

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)
In 2023 and 2021, we sold our ownership interest in unconsolidated joint ventures. The net proceeds and gains from these transactions are included in the table.
Leases

As a Lessor

We lease our real estate properties to customers under agreements that are classified primarily as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Our weighted average lease term remaining was 52 months based on square feet for all leases in effect at December 31, 2023.

The following table summarizes the minimum lease payments due from our customers on leases for space in our operating properties, prestabilized and under development properties, other real estate investments and assets held for sale or contribution at December 31, 2023 (in thousands):

2024	$4,985,561
2025	4,793,495
2026	4,250,129
2027	3,514,299
2028	2,753,907
Thereafter	10,201,357
Total	$30,498,748

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of rental expenses. These amounts also exclude rental increases that are not fixed.

Index to Item 15

As a Lessee

We had approximately 135 land and office space leases in which we were the lessee at both December 31, 2023 and 2022, which primarily qualify as operating leases with remaining lease terms of 1 to 74 years at December 31, 2023. Our lease liabilities were $597.6 million and $638.8 million at December 31, 2023, and 2022, respectively.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, for leases that had commenced at December 31, 2023, with amounts discounted at lease commencement by our incremental borrowing rates to calculate the lease liabilities of our leases (in thousands):

2024	$75,926
2025	62,009
2026	51,669
2027	46,372
2028	38,848
Thereafter	1,110,251
Total undiscounted rental payments	1,385,075
Less imputed interest	787,512
Total lease liabilities	$597,563

The weighted average remaining lease term for these leases was 30 years and 31 years at December 31, 2023, and 2022, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease was denominated. The weighted average discount rate was 3.6% and 3.4% at December 31, 2023, and 2022, respectively.

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

We also have investments in other ventures, generally with one partner, which we generally account for using the equity method. We refer to our investments in both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to unconsolidated entities at December 31 (in thousands):

	2023	2022
Unconsolidated co-investment ventures	$8,379,265	$8,073,927
Other ventures	1,164,705	1,624,971
Total	$9,543,970	$9,698,898

Index to Item 15

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2023	2022	2023	2022
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”)	27.3%	26.2%	$2,256,939	$2,397,544
FIBRA Prologis (1)	45.1%	47.9%	959,421	888,710
Prologis Brazil Logistics Venture (“PBLV”) and other joint ventures (2)	20.0%	20.0%	192,987	181,354
Prologis European Logistics Fund (“PELF”)	25.1%	23.8%	2,098,180	1,837,615
Prologis European Logistics Partners (“PELP”) (2)	50.0%	50.0%	2,027,299	1,949,002
Nippon Prologis REIT, Inc. (“NPR”) (3) (4)	15.1%	15.1%	595,920	614,933
Prologis Japan Core Logistics Fund ("PJLF") (4) (5)	16.3%	-	45,736	-
Prologis China Core Logistics Fund, LP (“PCCLF”)	15.5%	15.5%	80,229	92,863
Prologis China Logistics Venture I, LP, II, LP and III, LP (“Prologis China Logistics Venture”) (2)	15.0%	15.0%	122,554	111,906
Total			$8,379,265	$8,073,927
(1)
At December 31, 2023, we owned 520.7 million units of FIBRA Prologis that had a closing price of Ps 80.75 ($4.78) per unit on the Mexican Stock Exchange. We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.

(2)
We have one partner in each of these co-investment ventures.

(3)
At December 31, 2023, we owned 0.4 million units of NPR that had a closing price of ¥271,400 ($1,918) per share on the Tokyo Stock Exchange. For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR if we determine the properties meet NPR’s investment objectives.

(4)
At December 31, 2023, and 2022, we had receivables from NPR and PJLF of $161.2 million and $161.4 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties previously contributed to NPR and PJLF. We have a corresponding payable to NPR’s and PJLF's customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

(5)
In 2023, we formed PJLF with two investors through the initial contribution of assets for which we received cash and equity ownership. We account for our investment in PJLF under the equity method of accounting.

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

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures for the years ended December 31 (in thousands):

	2023	2022	2021
Recurring fees	$450,682	$455,385	$395,765
Transactional fees	60,467	67,048	78,552
Promote revenue (1)	674,629	503,779	77,199
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$1,185,778	$1,026,212	$551,516

(1)
Includes promote revenue primarily earned from unconsolidated co-investment ventures in the U.S. in 2023 and Europe in 2022.

(2)
These amounts exclude strategic capital revenues from other ventures.

Index to Item 15

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures at December 31 and for the years ended December 31 (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe (2)		Asia		Total
At:	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Key property information:
Ventures	1	1	2	2	2	2	4	3	9	8
Operating properties	745	739	275	260	1,007	989	228	217	2,255	2,205
Square feet	126	123	65	60	223	219	94	89	508	491

Financial position:
Total assets ($)	11,884	12,617	4,106	3,744	23,504	22,502	10,226	9,964	49,720	48,827
Third-party debt ($)	4,185	3,468	915	919	5,804	5,315	3,983	3,811	14,887	13,513
Total liabilities ($)	4,930	4,143	997	1,011	7,849	7,292	4,429	4,279	18,205	16,725

Our investment balance ($) (3)	2,257	2,398	1,152	1,070	4,126	3,786	844	820	8,379	8,074
Our weighted average ownership (4)	27.3%	26.2%	39.3%	41.0%	31.9%	31.0%	15.2%	15.2%	28.1%	27.4%

	U.S.			Other Americas (1)			Europe (2)			Asia			Total
Operating Information:	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
For the years ended:
Total revenues ($)	1,315	1,182	1,039	427	383	321	1,695	1,424	1,387	654	629	653	4,091	3,618	3,400
Net earnings ($)	344	292	312	191	137	120	341	493	1,070	74	114	160	950	1,036	1,662

Our earnings from unconsolidated co-investment ventures, net ($)	95	79	82	67	47	43	112	150	214	13	19	27	287	295	366

(1)
PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
In September 2022, PELF acquired a real estate portfolio that primarily included 125 industrial operating properties.

(3)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2023, and 2022, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($534.9 million and $546.9 million, respectively); (ii) recording additional costs associated with our investment in the venture ($91.7 million and $90.4 million, respectively); (iii) receivables, principally for fees and promotes ($199.9 million and $193.7 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to NPR, as discussed above.

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

At December 31, 2023, our outstanding equity commitments were $606.9 million, principally for USLF and Prologis China Logistics Venture. The equity commitments expire from 2024 to 2033 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2023, and 2022. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Index to Item 15

Assets held for sale or contribution consisted of the following at December 31 (dollars and square feet in thousands):

	2023	2022
Number of operating properties	12	21
Square feet	3,469	4,061
Total assets held for sale or contribution	$461,657	$531,257
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$14,182	$4,536

NOTE 7. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets and liabilities, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2023	2022
Acquired lease intangibles, net of $1.4 billion and $1.1 billion of accumulated amortization	$1,010,615	$1,183,006
Rent leveling	914,480	715,679
Leasing commissions	749,773	650,127
Lease right-of-use assets (1)	683,707	735,430
Accounts receivable	325,698	377,996
Prepaid assets	248,597	239,483
Fixed assets	208,030	119,897
Value added taxes receivable	155,909	143,317
Derivative assets	87,319	227,236
Other notes receivable	72,730	116,537
Management contracts	10,702	11,048
Deferred income taxes	1,231	5,732
Other	280,944	276,011
Total other assets	$4,749,735	$4,801,499

Acquired lease intangibles, net of $720.1 million and $290.1 million of accumulated amortization	$2,206,906	$2,373,050
Lease liabilities (1)	597,563	638,811
Tenant security deposits	438,100	419,409
Unearned rents	319,946	305,299
Environmental liabilities	178,201	209,935
Deferred income taxes	118,682	99,757
Derivative liabilities	94,161	6,682
Indemnification liability	47,832	44,356
Value added taxes payable	33,805	15,160
Deferred income	27,423	24,481
Liabilities associated with assets held for sale or contribution	14,182	4,536
Other	353,800	305,033
Total other liabilities	$4,430,601	$4,446,509

(1)
For the amortization of the future minimum rental payments into rental expense and G&A expense on our land and office leases, respectively, refer to Note 4.

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles above) into amortization expense and above and below market leases (included in acquired lease intangibles above) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2023 (in thousands):

	Amortization Expense	Net Increase to Rental Revenues
2024	$391,395	$491,011
2025	317,912	299,106
2026	256,933	181,588
2027	199,057	102,828
2028	146,550	55,424
Thereafter	367,716	81,644
Total	$1,679,563	$1,211,601

Index to Item 15

NOTE 8. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt at December 31 (dollars in thousands):

	2023			2022
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities	5.9%	3.1	$979,313	4.2%	2.8	$1,538,461
Senior notes (4)	2.9%	10.1	25,311,647	2.3%	10.3	19,786,253
Term loans and unsecured other	2.8%	3.7	2,330,520	2.3%	4.9	2,106,592
Secured mortgage (5)	3.9%	3.4	379,021	3.0%	4.3	444,655
Total	3.0%	9.3	$29,000,501	2.5%	9.2	$23,875,961

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

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances at December 31 were borrowings denominated in the following currencies:

	2023			2022
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,299,628	4.5%	2.1%	$1,228,483	5.1%
Canadian dollar	5.0%	829,886	2.9%	4.5%	814,491	3.4%
Chinese renminbi	3.7%	241,820	0.8%	-	-	-
Euro	2.0%	10,083,601	34.8%	1.3%	7,991,301	33.5%
Japanese yen	1.0%	3,085,970	10.6%	1.0%	3,308,009	13.9%
U.S. dollar	4.1%	13,459,596	46.4%	3.6%	10,533,677	44.1%
Total	3.0%	$29,000,501	100.0%	2.5%	$23,875,961	100.0%

(4)
Senior notes are due from February 2024 to June 2061 with effective interest rates ranging from 0.3% to 5.4% at December 31, 2023.

(5)
Secured mortgage debt is due from June 2024 to September 2033 with effective interest rates ranging from 2.5% to 8.1% at December 31, 2023. The debt was principally secured by 21 operating properties, two prestabilized properties and one land parcel with an aggregate undepreciated cost of $1.1 billion at December 31, 2023.

Credit Facilities

We have a global senior credit facility (the “2022 Global Facility”) with a borrowing capacity of $3.0 billion (subject to currency fluctuations). On April 5, 2023, we amended and restated our 2021 global senior credit facility (the "2021 Global Facility") as the 2023 Global Facility, increasing its borrowing capacity to $3.0 billion (subject to currency fluctuations). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis. The 2022 Global Facility is scheduled to initially mature in June 2026 and the 2023 Global Facility in June 2027; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We also have the ability to increase each credit facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the "Yen Credit Facility"). On August 25, 2023, we amended and restated the Yen Credit Facility, increasing its borrowing capacity by ¥3.5 billion for total commitments of ¥58.5 billion ($413.5 million at December 31, 2023). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($530.1 million at December 31, 2023), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2022 Global Facility, the 2023 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Index to Item 15

Our Credit Facilities are utilized to support our cash needs for development and acquisition activities on a short-term basis. The original maturity of our borrowings under the Credit Facilities ranges from overnight to three months. The following table summarizes information about our Credit Facility activity and available liquidity (dollars in millions):

	2023	2022	2021
Credit Facility activity for the years ended December 31:
Weighted average daily interest rate	4.3%	1.7%	1.3%
Weighted average daily borrowings	$411	$519	$60
Maximum borrowings outstanding at any month-end	$1,587	$1,538	$491

Available liquidity at December 31:
Aggregate lender commitments
Credit Facilities	$6,477	$5,441	$4,940
Less:
Borrowings outstanding	979	1,538	491
Outstanding letters of credit	24	38	7
Current availability	$5,474	$3,865	$4,442
Cash and cash equivalents	530	278	556
Total liquidity	$6,004	$4,143	$4,998

Senior Notes

The senior notes are unsecured and our obligations are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. The majority of the senior notes are redeemable at any time at our option, subject to certain prepayment penalties. Such repurchase and other terms are governed by the provisions of indenture agreements, various note purchase agreements or trust deeds. The following table summarizes the issuances of senior notes during 2023 (principal in thousands):

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

We recognized $3.3 million of gains and $20.2 million and $187.5 million of losses on the early extinguishment of debt in 2023, 2022 and 2021, respectively. The losses during 2021 were driven by the redemption of $1.5 billion of senior notes with a weighted average interest rate of 3.6% and stated maturities between 2024 and 2025.

Index to Item 15

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Issuance Date		Lender Commitment at 2023		Amount Outstanding at 2023	Amount Outstanding at 2022	Interest Rate	Maturity Date
				Borrowing Currency	USD	USD	USD
March 2017 Yen Term Loan (1)	JPY	March 2017		¥12,000,000	$84,820	$84,820	$90,994	0.9% and 1.0%	March 2027 – 2028
October 2017 Yen Term Loan	JPY	October 2017		¥10,000,000	$70,684	70,684	75,828	0.9%	October 2032
December 2018 Yen Term Loan (1)	JPY	December 2018		¥20,000,000	$141,368	141,368	151,656	1.2% and TIBOR + 0.7%	December 2031 – June 2033
January 2019 Yen Term Loan (1)	JPY	January 2019		¥15,000,000	$106,026	106,026	113,742	TIBOR + 0.5% to 0.6%	January 2028 – 2030
March 2019 Yen Term Loan	JPY	March 2019		¥85,000,000	$600,812	600,812	644,540	TIBOR + 0.4%	March 2026
June 2022 Yen Term Loan (1)	JPY	June 2022		¥25,000,000	$176,710	176,710	189,570	1.1% and 1.2%	June 2032 – 2034
2022 Canadian Term Loan (2)	CAD	August 2022	C$	300,000	$226,403	226,403	221,593	CDOR + spread	August 2025
2022 U.S. Dollar Term Loan	USD	October 2022		$500,000	$500,000	500,000	500,000	SOFR + 0.8%	March 2025
December 2022 Yen Term Loan	JPY	December 2022		¥15,000,000	$106,026	106,026	113,742	1.4%	December 2033
2023 Yen Term Loan	JPY	April 2023		¥10,000,000	$70,684	70,684	-	1.5%	April 2031
2023 Chinese Term Loan (1)	CNH	September 2023	CN¥	1,720,000	$242,845	242,845	-	3.5% and 3.6%	September 2024 – 2026
Subtotal						2,326,378	2,101,665
Debt issuance costs, net						(4,683)	(5,007)
Total term loans						$2,321,695	$2,096,658

(1)
This term loan includes more than one lender commitment each bearing a different interest rate and maturity date.

(2)
Our term loan in Canada ("2022 Canadian Term Loan") bears interest at the Canadian Dollar Offered Rate ("CDOR") plus a spread over the applicable benchmark. As the CDOR interest rate will transition to the Canadian Overnight Repo Rate Average prior to June 28, 2024, we anticipate modifying the interest rate on this loan prior to this transition and do not expect it to have a material impact on our Consolidated Financial Statements.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for each year through the period ended December 31, 2028, and thereafter were as follows at December 31, 2023 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2024 (1) (2)	$-	$331,500	$101,656	$97,363	$530,519
2025 (3)	-	35,342	727,338	177,442	940,122
2026 (4)	355,000	1,317,668	742,053	3,980	2,418,701
2027 (5)	624,313	1,741,171	50,535	4,156	2,420,175
2028	-	2,589,430	104,612	3,041	2,697,083
Thereafter	-	19,876,190	608,418	86,094	20,570,702
Subtotal	979,313	25,891,301	2,334,612	372,076	29,577,302
Unamortized premiums (discounts), net	-	(465,832)	591	7,936	(457,305)
Unamortized debt issuance costs, net	-	(113,822)	(4,683)	(991)	(119,496)
Total	$979,313	$25,311,647	$2,330,520	$379,021	$29,000,501

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

Index to Item 15

(2)
Included in the 2024 maturities was the 2023 Chinese Term Loan ($101.7 million at December 31, 2023) that can be extended until 2026, subject to the prevailing interest rate at the time of extension.
(3)
Included in the 2025 maturities was the 2022 Canadian Term Loan ($226.4 million at December 31, 2023) that can be extended until 2027.
(4)
Included in the 2026 maturities was the 2022 Global Facility ($355.0 million at December 31, 2023) that can be extended until 2027.
(5)
Included in the 2027 maturities was the 2023 Global Facility ($624.3 million at December 31, 2023) that can be extended until 2028.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2023 (1)	2022	2021
Gross interest expense	$683,363	$345,398	$299,115
Amortization of debt discounts (premiums), net	51,980	6,602	(7,478)
Amortization of debt issuance costs, net	22,609	17,134	16,134
Interest expense before capitalization	$757,952	$369,134	$307,771
Capitalized amounts	(116,620)	(60,097)	(41,543)
Net interest expense	$641,332	$309,037	$266,228
Total cash paid for interest, net of amounts capitalized	$457,021	$234,131	$278,861

(1)
Interest expense increased in 2023, as compared to 2022, principally due to the financing of acquisition and development activity through the issuance of senior notes in 2023, the assumption of $4.2 billion of debt in the Duke Transaction which was marked to fair value in October 2022 and higher interest rates on new issuances and our credit facilities. We issued $5.4 billion of senior notes during 2023 and $3.3 billion during 2022, with a weighted average interest rate of 4.7% and 2.3%, respectively, at the issuance date.

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at December 31, 2023 were subject to certain financial covenants under their related documents. At December 31, 2023, we were in compliance with all of our financial debt covenants.

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

NOTE 9. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2023, 2.1 billion shares were authorized to be issued by the Parent, of which 2.0 billion shares represent common stock and 0.1 billion shares represent preferred stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

Our at-the-market program allows us to sell up to $1.5 billion in aggregate gross sales proceeds of shares of common stock through twenty designated agents. These agents earn a fee of up to 2% of the gross sales price per share of common stock as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under this program.

On October 3, 2022, we issued 182.7 million common shares in the Duke Transaction. See Note 3 for more detail on these transactions.

Index to Item 15

Under the 2020 Long-Term Incentive Plan, certain of our employees and outside directors are able to participate in equity-based compensation plans. See Note 12 for additional information on equity-based compensation plans.

We may also issue common stock upon redemption of common limited partnership units in the OP.

Share Purchase Program

We have a share purchase program for the repurchase of outstanding shares of our common stock on the open market or in privately negotiated transactions for an aggregate purchase price of up to $1.0 billion. During 2021, 2022 and 2023, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

Preferred Stock

At December 31, 2023 and 2022 our Series Q preferred stock outstanding had a dividend rate of 8.54% and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

Dividends

To comply with the REIT requirements of the IRC, we are generally required to make common and preferred stock dividends (other than capital gain distributions) to our stockholders in amounts that together at least equal (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property; minus (ii) certain excess noncash income. Our common stock distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the IRC and that allows us to also retain cash to meet other needs, such as capital improvements and other investment activities.

The taxability of our dividends for the years ended December 31, 2023, 2022 and 2021 are presented below. The taxability of dividends paid in 2023 was based on management’s estimates as our tax return for the year ended December 31, 2023 has not been filed. As the statute of limitations is generally three years, our tax returns for certain years remain subject to examination and consequently the taxability of the dividends is subject to change.

In 2023, 2022 and 2021, we paid all of our dividends in cash.

The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2023	2022	2021
Common Stock:
Ordinary income	$3.29	$3.08	$2.45
Qualified dividend	0.00	0.02	0.00
Capital gains	0.19	0.06	0.07
Total dividend	$3.48	$3.16	$2.52
Preferred Stock – Series Q:
Ordinary income	$4.05	$4.16	$4.15
Qualified dividend	0.00	0.02	0.01
Capital gains	0.22	0.09	0.11
Total dividend	$4.27	$4.27	$4.27

Index to Item 15

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

On October 3, 2022, we issued 2.1 million common limited partnership units in the OP in the Duke Transaction. In 2021, we issued 1.0 million limited partnership units to our partner as partial consideration for the acquisition of additional ownership interest in an unconsolidated other venture.

We issued Class A Units in the OP through an acquisition of a portfolio of properties in 2015. The Class A Units generally have the same rights as the existing common limited partnership units of the OP, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units receive a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2023 and 2022, the Class A Units were convertible into 8.2 million common limited partnership units and 8.0 million common limited partnership units, respectively. The OP may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common limited partnership units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common limited partnership units. Distributions paid to the Class A Units were $2.58660 annually during the years ended December 31, 2023, 2022 and 2021.

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

Index to Item 15

The following table summarizes these entities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2023	2022	2023	2022	2023	2022	2023	2022
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,147,790	$3,182,858	$7,142,889	$7,225,438	$156,303	$158,453
Other consolidated entities (1)	various	various	176,485	134,909	2,369,959	1,737,311	333,114	259,524
Prologis, L.P.			3,324,275	3,317,767	9,512,848	8,962,749	489,417	417,977
Limited partners in Prologis, L.P. (2)(3)			1,317,721	1,308,044	-	-	-	-
Prologis, Inc.			$4,641,996	$4,625,811	$9,512,848	$8,962,749	$489,417	$417,977

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2023 and 2022 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 8.6 million Class A Units at December 31, 2023 and 2022, that were convertible into 8.2 million and 8.0 million, respectively, limited partnership units of the OP at the end of each year. See Note 10 for further discussion of our Class A Units.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 9.1 million and 10.0 million shares of the Parent’s common stock, at December 31, 2023 and 2022, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 5.7 million and 4.6 million shares of the Parent’s common stock at December 31, 2023 and 2022, respectively. See further discussion of LTIP Units in Note 12.

NOTE 12. LONG-TERM COMPENSATION

2020 Long-Term Incentive Plan

The 2020 Long-Term Incentive Plan ("2020 LTIP") provides for grants of awards to officers, directors, employees and consultants of the Parent or its subsidiaries. Awards can be in the form of: full value awards, stock appreciation rights and stock options (non-qualified options and incentive stock options). Full value awards generally consist of: (i) common stock; (ii) restricted stock units (“RSUs”); (iii) OP LTIP units (“LTIP Units”) and (iv) Prologis Outperformance Plan (“POP”) OP LTIP units (“POP LTIP Units”). Awards may be made under the 2020 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

The awards have been issued under the following components of our equity-based compensation plans and programs at December 31, 2023: (i) POP; (ii) Prologis Promote Plan (“PPP”); (iii) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iv) annual bonus exchange program. Under all of these components, certain employees may elect to receive their equity award payout either in the form of RSUs or other equity of the Parent or LTIP Units of the OP.

At December 31, 2023, we had 32.7 million shares reserved or available for issuance, including 7.5 million shares of common stock to be issued upon vesting of awards previously granted and 17.7 million shares of common stock remaining available for future issuance under equity compensation plans. Each LTIP Unit and POP LTIP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.

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

We granted participation points for the 2023 – 2025 performance period in January 2023, as discussed in the table below. The 2023 – 2025 performance period has an absolute maximum cap of $100 million. If an award is earned at the end of the initial three-year performance period, then 20% of the POP award is paid at the end of the initial performance period and the remaining 80% is subject to additional seven-year cliff vesting. The 20% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement.

Index to Item 15

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

At December 31, 2023, all awards were equity classified. The grant date fair value was calculated using a Monte Carlo valuation model.

The following table details the assumptions used for each grant based on the year it was granted (dollars in thousands):

	2023	2022	2021
Risk free interest rate	4.2%	1.0%	0.2%
Prologis expected volatility	35.0%	31.0%	32.0%
MSCI US REIT Index expected volatility	31.0%	29.0%	29.0%
Grant date fair value	$28,300	$30,400	$30,300

Total remaining compensation cost related to the POP at December 31, 2023, was $60.3 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2032, with a weighted average period of 2.7 years.

The performance criteria were met for the last three years and the absolute maximum cap was earned and awarded in January of the following year. The tables below include POP awards that were earned but are unvested while any vested awards are reflected within the Consolidated Statements of Equity and Capital.

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

Summary of Award Activity

RSUs

Each RSU represents the right to receive one share of common stock of the Parent.

The following table summarizes the activity for RSUs for the year ended December 31, 2023 (units in thousands):

Index to Item 15

	Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	1,533	$100.59
Granted	1,164	104.89
Vested and distributed	(553)	117.46
Forfeited	(47)	113.85
Balance at December 31, 2023	2,097	$98.23

The fair value of stock awards granted and vested was $122.1 million and $65.0 million for 2023, respectively, and $98.9 million and $48.6 million for 2022, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding, excluding POP, at December 31, 2023, was $119.0 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2028, with a weighted average period of 1.4 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock or cash at our option.

The following table summarizes the activity for LTIP Units for the year ended December 31, 2023 (units in thousands):

	Unvested LTIP Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2023	4,214	$73.31
Granted	2,585	100.20
Vested LTIP Units	(1,381)	109.44
Forfeited	(39)	106.45
Balance at December 31, 2023	5,379	$76.72

The fair value of unit awards granted and vested was $259.0 million and $151.1 million for 2023, respectively, and $188.8 million and $84.3 million for 2022, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units, excluding POP, at December 31, 2023, was $189.2 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2030, with a weighted average period of 1.5 years.

Other Plans

The Prologis 401(k) Plan (the “401(k) Plan”) includes a matching employer contribution of $0.50 for every dollar contributed by an employee, up to 12% of the employee’s annual compensation (within the statutory compensation limit). The matching employer contribution was previously up to 6% of the employee's annual compensation. In the 401(k) Plan, vesting in the matching employer contributions is based on the employee's years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $8.9 million, $8.1 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching within this plan in the three-year period ended December 31, 2023.

NOTE 13. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2023	2022	2021
Domestic	$2,891,644	$2,423,809	$2,208,168
International	572,539	1,267,001	1,114,680
Earnings before income taxes	$3,464,183	$3,690,810	$3,322,848

Index to Item 15

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2023	2022	2021
Current income tax expense (benefit):
U.S. federal	$(953)	$(6,645)	$58,906
International	175,121	112,489	103,488
State and local	19,162	16,930	10,542
Total current income tax expense	193,330	122,774	172,936

Deferred income tax expense (benefit):
U.S. federal	12,936	3,359	2,895
International	4,772	9,279	(1,573)
Total deferred income tax expense	17,708	12,638	1,322
Total income tax expense	$211,038	$135,412	$174,258

Current Income Taxes

We recognize current income tax expense for the federal and state income taxes incurred by our TRSs and taxes incurred in certain states and foreign jurisdictions. Current income tax expense fluctuates from period to period based primarily on the timing of our taxable income. Taxable income incurred over the last three years was principally due to the following: (i) the contribution of real estate properties to our unconsolidated co-investment ventures and sales to third parties; (ii) recurring and transactional strategic capital fees earned; (iii) taxable earnings from unconsolidated co-investment ventures; and (iv) adjustments to acquired tax liabilities.

During the years ended December 31, 2023, 2022 and 2021, cash paid for income taxes, net of refunds, was $149.1 million, $130.0 million and $148.7 million, respectively.

Deferred Income Taxes

The deferred income tax expense recognized in 2023, 2022 and 2021 was principally due to changes in temporary differences and utilization of NOLs.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2023	2022
Gross deferred income tax assets:
NOL carryforwards	$246,768	$229,410
Basis difference – real estate properties	48,460	94,610
Basis difference – equity investments	18,051	17,042
Section 163(j) interest limitation	1,689	2,218
Capital loss carryforward	7,161	6,903
Other – temporary differences	9,142	9,250
Total gross deferred income tax assets	331,271	359,433
Valuation allowance	(305,063)	(295,834)
Gross deferred income tax assets, net of valuation allowance	26,208	63,599
Gross deferred income tax liabilities:
Basis difference – real estate properties	98,529	116,102
Basis difference – equity investments	43,457	40,333
Other – temporary differences	1,673	1,189
Total gross deferred income tax liabilities	143,659	157,624
Net deferred income tax liabilities	$117,451	$94,025

At December 31, 2023, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$72,151	$608,128	$170,656	$68,754	$32,399
Tax-effected NOL carryforward	18,345	157,593	53,622	9,219	7,989
Valuation allowance	17,741	150,836	53,622	9,219	7,989
Net deferred tax asset – NOL carryforward	$604	$6,757	$-	$-	$-
Expiration periods	2024 – 2043	2024 – indefinite	2024 – 2034	2024 – 2033	2024 – indefinite

Index to Item 15

The deferred tax asset valuation allowance at December 31, 2023, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2023, 2022 and 2021, we believe that we had complied with the REIT requirements of the IRC. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2020 and thereafter. Liabilities or any related settlements for uncertain tax positions for the years ended December 31, 2023, 2022 and 2021 were not material to our Consolidated Financial Statements.

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

The computation of our basic and diluted earnings per share and unit for the years ended December 31 was as follows (in thousands, except per share and unit amounts):

Prologis, Inc.	2023	2022	2021
Net earnings attributable to common stockholders – Basic	$3,053,373	$3,358,796	$2,933,571
Net earnings attributable to exchangeable limited partnership units (1)	77,806	92,236	82,092
Adjusted net earnings attributable to common stockholders – Diluted	$3,131,179	$3,451,032	$3,015,663

Weighted average common shares outstanding – Basic	924,351	785,675	739,363
Incremental weighted average effect on exchange of limited partnership units (1)	23,693	21,803	20,913
Incremental weighted average effect of equity awards	3,747	4,130	4,486
Weighted average common shares outstanding – Diluted (2)	951,791	811,608	764,762

Net earnings per share attributable to common stockholders:
Basic	$3.30	$4.28	$3.97
Diluted	$3.29	$4.25	$3.94

Prologis, L.P.	2023	2022	2021
Net earnings attributable to common unitholders	$3,130,647	$3,450,727	$3,015,363
Net earnings attributable to Class A Units	(26,784)	(34,311)	(31,758)
Net earnings attributable to common unitholders – Basic	3,103,863	3,416,416	2,983,605
Net earnings attributable to Class A Units	26,784	34,311	31,758
Net earnings attributable to exchangeable other limited partnership units	532	305	300
Adjusted net earnings attributable to common unitholders – Diluted	$3,131,179	$3,451,032	$3,015,663

Weighted average common partnership units outstanding – Basic	939,635	799,153	751,973
Incremental weighted average effect on exchange of Class A Units	8,110	8,026	8,004
Incremental weighted average effect on exchange of other limited partnership units	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	3,747	4,130	4,486
Weighted average common units outstanding – Diluted (2)	951,791	811,608	764,762

Net earnings per unit attributable to common unitholders:
Basic	$3.30	$4.28	$3.97
Diluted	$3.29	$4.25	$3.94

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding for the years ended December 31 consisted of the

Index to Item 15

following:

	2023	2022	2021
Class A Units	8,110	8,026	8,004
Other limited partnership units	299	299	299
Equity awards	7,455	6,298	6,719
Prologis, L.P.	15,864	14,623	15,022
Common limited partnership units	15,284	13,478	12,610
Prologis, Inc.	31,148	28,101	27,632

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets at December 31 (in thousands):

	2023		2022
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$291	$35	$494
British pound sterling	9,608	9,862	29,187	648
Canadian dollar	4,480	1,225	12,074	2
Chinese renminbi	1,630	50	657	364
Euro	19,252	8,229	51,317	2,801
Japanese yen	45,149	589	34,022	2,344
Mexican peso	-	-	-	-
Swedish krona	3,304	2,279	6,292	-
Options
Mexican peso	1,263	-	-	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	1,759	7,030	23,534	-
Canadian dollar	756	5,608	24,552	-

Interest rate contracts
Cash flow hedges
Euro	118	27,034	44,982	-
U.S. dollar	-	31,964	584	29
Total fair value of derivatives	$87,319	$94,161	$227,236	$6,682

Index to Item 15

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2023						2022						2021
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	283	601	349	331	81	1,645	175	749	383	250	105	1,662	163	474	207	252	66	1,162
New contracts ($)	15	173	192	140	(10)	510	172	658	264	181	92	1,367	225	437	308	76	91	1,137
Matured, expired or settled contracts ($)	(85)	(250)	(99)	(87)	(15)	(536)	(64)	(806)	(298)	(100)	(116)	(1,384)	(213)	(162)	(132)	(78)	(52)	(637)
Notional amounts at December 31 ($)	213	524	442	384	56	1,619	283	601	349	331	81	1,645	175	749	383	250	105	1,662

Weighted average forward rate at December 31	1.30	1.16	1.27	115.40			1.29	1.18	1.31	109.79			1.26	1.22	1.20	103.14
Active contracts at December 31	74	72	96	96			103	97	90	96			72	86	70	74

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses) in Foreign Currency, Derivative and Other Gains and Other Income, Net in the Consolidated Statements of Income for the years ended December 31 (in millions, except for number of exercised contracts):

	2023	2022	2021
Exercised contracts	218	158	161
Realized gains (losses) on the matured, expired or settled contracts	$60	$145	$(8)
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(58)	$39	$88

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges of our foreign operations and cash flow hedges are recorded in AOCI/L in the Consolidated Balance Sheets and reflected within the AOCI/L table below.

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as net investment hedges for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2023				2022			2021
	CAD	CNH	GBP	Total	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	534	-	440	974	535	432	967	377	135	512
New contracts ($)	467	100	343	910	964	440	1,404	535	432	967
Matured, expired or settled contracts ($)	(485)	(100)	(351)	(936)	(965)	(432)	(1,397)	(377)	(135)	(512)
Notional amounts at December 31 ($)	516	-	432	948	534	440	974	535	432	967

Weighted average forward rate at December 31	1.33	-	1.26		1.29	1.28		1.25	1.37
Active contracts at December 31	6	-	4		6	4		6	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as cash flow hedges for the years ended December 31 (in millions):

	2023			2022					2021
	EUR	USD	Total	EUR	USD	CAD	JPY	Total	EUR	USD	Total
Notional amounts at January 1 ($)	447	150	597	165	-	-	-	165	165	250	415
New contracts ($)	1,113	2,300	3,413	1,004	400	184	104	1,692	-	-	-
Matured, expired or settled contracts ($)	(860)	(1,900)	(2,760)	(722)	(250)	(184)	(104)	(1,260)	-	(250)	(250)
Notional amounts at December 31 ($)	700	550	1,250	447	150	-	-	597	165	-	165

Index to Item 15

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at December 31 (in millions):

	2023	2022	2021
British pound sterling	$1,305	$1,237	$624
Canadian dollar	$373	$370	$-

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains and Other Income, Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro denominated debt and accrued interest, for the years ended December 31 (in millions):

	2023	2022	2021
Unrealized gains (losses) on the unhedged portion	$(23)	$44	$81

Accumulated Other Comprehensive Income (Loss) ("AOCI/L")

The change in AOCI/L in the Consolidated Statements of Equity during the periods presented was due to the translation into U.S. dollars from the consolidation of the financial statements of our consolidated subsidiaries whose functional currency is not the U.S. dollar. The change in fair value of the effective portion of our derivative financial instruments that have been designated as net investment hedges and cash flow hedges and the translation of the hedged portion of our debt, as discussed above, are also included in AOCI/L.

The following table presents these changes in AOCI/L for the years ended December 31 (in thousands):

	Unrealized gains (losses) on cash flow hedges (1)	Our share of derivatives from unconsolidated co-investment ventures	Derivative net investment hedges	Debt designated as nonderivative net investment hedges (2)	Foreign currency translation adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(22,893)	$(10,970)	$228,169	$204,638	$(1,592,683)	$(1,193,739)
Other comprehensive income (loss), net	8,851	8,222	9,792	(10,075)	298,696	315,486
Balance at December 31, 2021	$(14,042)	$(2,748)	$237,961	$194,563	$(1,293,987)	$(878,253)
Other comprehensive income, net	44,587	25,332	95,012	135,420	134,293	434,644
Balance at December 31, 2022	$30,545	$22,584	$332,973	$329,983	$(1,159,694)	$(443,609)
Other comprehensive income (loss), net	(76,289)	(14,170)	(22,447)	(75,881)	118,195	(70,592)
Balance at December 31, 2023	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)

(1)
We estimate an additional expense of $3.7 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from December 31, 2023, due to the amortization of previously settled derivatives designated as cash flow hedges. The amounts reclassified for the years ended December 31, 2023, 2022 and 2021 were not material to our Consolidated Financial Statements.

(2)
Reclassification of amounts out of AOCI/L due to the remeasurement of the unhedged portion of our euro denominated debt and accrued interest is included herein.

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

Index to Item 15

Fair Value Measurements on a Recurring Basis

At December 31, 2023 and 2022, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2023 and 2022 were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis, as detailed in our accounting policy in Note 2. At December 31, 2023 and 2022, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 3 and 4 and assets held for sale or contribution in Note 6.

Fair Value of Financial Instruments

At December 31, 2023 and 2022, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2023 and 2022, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 8 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$979,313	$979,313	$1,538,461	$1,538,461
Senior notes	25,311,647	23,121,936	19,786,253	16,604,241
Term loans and unsecured other	2,330,520	2,322,827	2,106,592	2,092,264
Secured mortgage	379,021	357,731	444,655	420,964
Total	$29,000,501	$26,781,807	$23,875,961	$20,655,930

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

Index to Item 15

Off-Balance Sheet Liabilities

We have issued performance and surety bonds, standby letters of credit and guarantees in connection with certain development and energy projects. Performance and surety bonds and letters of credit are commonly required by public agencies, including utilities, from real estate and energy asset developers. They are renewable and expire on the completion of the improvements and infrastructure. We typically issue performance and surety bonds that have terms of four years and standby letters of credit that have terms of a year to an indefinite period of time. Guarantees are provided on behalf of subsidiaries in support of such subsidiaries' payment obligations in connection with the development of energy assets. They expire upon the satisfaction of the payment obligation in accordance with the contract terms. At December 31, 2023, and 2022, we had $498.5 million and $456.0 million, respectively, outstanding under such arrangements.

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

NOTE 17. BUSINESS SEGMENTS

Our current business strategy includes two operating segments: Real Estate (Rental Operations and Development) and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•
Real Estate Segment. This operating segment represents the ownership and development of operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Each operating property is considered to be an individual operating segment with similar economic characteristics; these properties are combined within the reportable business segment based on geographic location. The Real Estate Segment also includes development activities that lead to rental operations, including land held for development and properties currently under development, and other real estate investments, including energy assets. Within this line of business, we utilize the following: (i) our land bank; (ii) the development and leasing expertise of our local teams; and (iii) our customer relationships.

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

Below we present: (i) each reportable business segment’s revenues from external customers to Total Revenues; (ii) each reportable business segment’s net operating income from external customers to Operating Income and Earnings Before Income Taxes; and (iii) each reportable business segment’s assets to Total Assets. Our chief operating decision makers ("CODMs") rely principally on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Operating Income, Earnings Before Income Taxes and Total Assets in the Consolidated Financial Statements are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment are not allocated but reflected as non-segment items (G&A expenses and real estate adjustments for depreciation and gains and losses on contributions and sales) due to how our CODMs utilize segment information for planning and execution of our business strategy.

Index to Item 15

The following reportable business segment revenues, net operating income and assets are presented in thousands:

	Years Ended December 31,
	2023	2022	2021
Revenues:
Real estate segment:
U.S.	$6,558,051	$4,726,072	$3,967,180
Other Americas	110,305	92,751	98,620
Europe	95,915	56,731	55,533
Asia	58,966	58,553	47,357
Total real estate segment	6,823,237	4,934,107	4,168,690
Strategic capital segment:
U.S.	833,402	215,416	171,761
Other Americas	89,783	82,462	58,655
Europe	181,651	644,832	249,600
Asia	95,396	96,875	110,734
Total strategic capital segment	1,200,232	1,039,585	590,750

Total revenues	8,023,469	5,973,692	4,759,440

Segment net operating income: (1)
Real estate segment:
U.S. (2)	4,954,565	3,555,627	2,966,498
Other Americas	84,922	67,552	72,424
Europe	68,200	24,738	31,163
Asia	37,403	40,116	34,854
Total real estate segment	5,145,090	3,688,033	3,104,939
Strategic capital segment:
U.S. (2)	629,336	59,561	59,991
Other Americas	62,765	63,464	47,247
Europe	78,626	557,676	203,779
Asia	43,963	55,528	72,562
Total strategic capital segment	814,690	736,229	383,579

Total segment net operating income	5,959,780	4,424,262	3,488,518

Non-segment items:
General and administrative expenses	(390,406)	(331,083)	(293,167)
Depreciation and amortization expenses	(2,484,891)	(1,812,777)	(1,577,942)
Gains on dispositions of development properties and land, net	462,270	597,745	817,017
Gains on other dispositions of investments in real estate, net	161,039	589,391	772,570
Operating income	3,707,792	3,467,538	3,206,996

Earnings from unconsolidated entities, net	307,227	310,872	404,255
Interest expense	(641,332)	(309,037)	(266,228)
Foreign currency, derivative and other gains and other income, net	87,221	241,621	165,278
Gains (losses) on early extinguishment of debt, net	3,275	(20,184)	(187,453)
Earnings before income taxes	$3,464,183	$3,690,810	$3,322,848

Index to Item 15

	December 31,
	2023	2022
Segment assets:
Real estate segment:
U.S.	$76,633,566	$71,858,560
Other Americas	2,029,438	1,831,956
Europe	2,366,539	1,952,160
Asia	793,916	1,031,135
Total real estate segment	81,823,459	76,673,811
Strategic capital segment: (3)
U.S.	10,499	10,817
Europe	25,280	25,280
Asia	203	231
Total strategic capital segment	35,982	36,328
Total segment assets	81,859,441	76,710,139

Non-segment items:
Investments in and advances to unconsolidated entities	9,543,970	9,698,898
Assets held for sale or contribution	461,657	531,257
Cash and cash equivalents	530,388	278,483
Other assets	625,384	678,671
Total non-segment items	11,161,399	11,187,309
Total assets	$93,020,840	$87,897,448

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

(3)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at December 31, 2023, and 2022.

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2023, 2022 and 2021 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $43.0 million in 2023, $162.5 million in 2022 and $71.4 million in 2021 for both assets and liabilities.

•
We capitalized $38.6 million, $34.9 million and $25.6 million in 2023, 2022 and 2021, respectively, of equity-based compensation expense.

•
We received $379.1 million, $695.7 million and $902.0 million of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities during 2023, 2022 and 2021, respectively.

•
We issued 0.8 million, 0.3 million and 0.8 million shares in 2023, 2022 and 2021, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

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

•
We received a distribution of proceeds from Prologis U.K. Logistics Venture for the sale of real estate properties that we subsequently reinvested in PELF and PELP of $153.0 million in 2021.

Index to Item 15

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2023:
Rental revenues	$1,633,770	$1,651,454	$1,777,359	$1,755,959
Total revenues	$1,768,587	$2,450,971	$1,914,664	$1,889,247
Rental expenses	$(412,554)	$(387,938)	$(416,076)	$(408,225)
Gains on dispositions of development properties and land, net	$-	$184,877	$89,030	$188,363
Gains on other dispositions of investments in real estate, net	$4,047	$24,761	$129,584	$2,647
Operating income	$579,043	$1,411,790	$882,108	$834,851
Consolidated net earnings	$498,629	$1,279,491	$799,141	$675,884
Net earnings attributable to common stockholders	$463,170	$1,214,553	$746,174	$629,476
Net earnings per share attributable to common stockholders – Basic (1)	$0.50	$1.31	$0.81	$0.68
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.50	$1.31	$0.80	$0.68
2022:
Rental revenues	$1,076,861	$1,093,452	$1,151,846	$1,591,012
Total revenues	$1,219,128	$1,252,080	$1,750,892	$1,751,592
Rental expenses	$(275,674)	$(270,465)	$(284,707)	$(374,892)
Gains on dispositions of development properties and land, net	$210,206	$105,802	$74,678	$207,059
Gains on other dispositions of investments in real estate, net	$584,835	$-	$1,019	$3,537
Operating income	$1,205,802	$533,317	$914,970	$813,449
Consolidated net earnings	$1,219,722	$646,436	$1,069,174	$620,066
Net earnings attributable to common stockholders	$1,149,254	$609,855	$1,013,933	$585,754
Net earnings per share attributable to common stockholders – Basic (1)	$1.55	$0.82	$1.37	$0.64
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$1.54	$0.82	$1.36	$0.63

Prologis, L.P.
2023:
Rental revenues	$1,633,770	$1,651,454	$1,777,359	$1,755,959
Total revenues	$1,768,587	$2,450,971	$1,914,664	$1,889,247
Rental expenses	$(412,554)	$(387,938)	$(416,076)	$(408,225)
Gains on dispositions of development properties and land, net	$-	$184,877	$89,030	$188,363
Gains on other dispositions of investments in real estate, net	$4,047	$24,761	$129,584	$2,647
Operating income	$579,043	$1,411,790	$882,108	$834,851
Consolidated net earnings	$498,629	$1,279,491	$799,141	$675,884
Net earnings attributable to common unitholders	$474,819	$1,245,153	$765,075	$645,600
Net earnings per unit attributable to common unitholders – Basic (1)	$0.50	$1.31	$0.81	$0.68
Net earnings per unit attributable to common unitholders – Diluted (1)	$0.50	$1.31	$0.80	$0.68
2022:
Rental revenues	$1,076,861	$1,093,452	$1,151,846	$1,591,012
Total revenues	$1,219,128	$1,252,080	$1,750,892	$1,751,592
Rental expenses	$(275,674)	$(270,465)	$(284,707)	$(374,892)
Gains on dispositions of development properties and land, net	$210,206	$105,802	$74,678	$207,059
Gains on other dispositions of investments in real estate, net	$584,835	$-	$1,019	$3,537
Operating income	$1,205,802	$533,317	$914,970	$813,449
Consolidated net earnings	$1,219,722	$646,436	$1,069,174	$620,066
Net earnings attributable to common unitholders	$1,181,525	$627,286	$1,042,664	$599,252
Net earnings per unit attributable to common unitholders – Basic (1)	$1.55	$0.82	$1.37	$0.64
Net earnings per unit attributable to common unitholders – Diluted (1)	$1.54	$0.82	$1.36	$0.63

(1)
Quarterly earnings per common share or unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted average common shares or units outstanding included in the calculation of basic and diluted shares or units.

Index to Item 15

(2)
Income allocated to the exchangeable OP units not held by the Parent has been included in the numerator and exchangeable OP units have been included in the denominator for the purpose of computing diluted earnings per share for all periods since the per share and unit is the same.

Index to Item 15

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2023
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties

U.S. Markets
Atlanta	182		850,745	2,426,596	598,417	876,090	2,999,668	3,875,758	(471,928)	1994-2023
Austin	10		12,783	52,335	10,452	12,837	62,733	75,570	(31,432)	1994-2015
Baltimore/Washington	105		628,758	1,160,132	354,221	643,418	1,499,693	2,143,111	(247,868)	1995-2023
Central PA	35		297,201	1,043,676	204,550	314,948	1,230,479	1,545,427	(284,679)	2002-2023
Central Valley	41		262,046	555,484	1,006,298	283,094	1,540,734	1,823,828	(316,805)	1999-2023
Charlotte	46		121,073	346,000	127,508	134,927	459,654	594,581	(101,927)	1994-2023
Chicago	244		1,184,242	3,195,498	813,725	1,213,147	3,980,318	5,193,465	(934,824)	1995-2023
Cincinnati	61		157,634	849,859	156,602	166,697	997,398	1,164,095	(133,429)	1996-2022
Columbus	33		65,940	369,748	84,684	69,190	451,182	520,372	(121,534)	1996-2022
Dallas/Ft. Worth	195		750,113	2,423,634	642,756	773,387	3,043,116	3,816,503	(648,818)	1994-2023
Denver	38		115,979	295,412	186,770	116,519	481,642	598,161	(171,941)	1993-2022
Houston	197		529,247	2,222,141	525,642	574,826	2,702,204	3,277,030	(448,806)	1993-2023
Indianapolis	37		91,337	600,850	91,311	93,209	690,289	783,498	(100,522)	1995-2022
Jacksonville	1		-	2,892	273	-	3,165	3,165	(3,121)	2011
Las Vegas	62		249,046	422,687	380,768	233,797	818,704	1,052,501	(155,619)	1996-2023
Lehigh Valley	67		1,260,436	2,371,123	433,921	1,339,839	2,725,641	4,065,480	(372,761)	2004-2023
Louisville	12		48,140	188,696	96,719	50,392	283,163	333,555	(91,452)	2005-2022
Nashville	48		237,160	595,896	283,868	241,928	874,996	1,116,924	(107,919)	1995-2023
New Jersey/New York City	163	(d)	3,025,911	4,127,158	863,541	3,080,038	4,936,572	8,016,610	(949,899)	1996-2023
Orlando	103	(d)	316,275	880,549	279,489	320,513	1,155,800	1,476,313	(198,544)	1994-2023
Phoenix	63		266,247	723,625	394,059	296,453	1,087,478	1,383,931	(158,332)	1992-2023
Portland	43	(e)	142,421	318,783	226,785	196,774	491,215	687,989	(94,675)	2006-2023
Raleigh Durham	37		107,899	407,505	30,696	112,638	433,462	546,100	(32,146)	2020-2022
Reno	18		29,960	142,279	173,748	34,171	311,816	345,987	(106,166)	1994-2022
San Antonio	20	(d)	25,735	95,828	51,234	25,957	146,840	172,797	(75,563)	1994-2016
San Francisco Bay Area	238	(d)	1,192,748	1,737,610	662,201	1,204,501	2,388,058	3,592,559	(963,576)	1993-2023
Savannah	27		225,576	522,311	40,112	227,477	560,522	787,999	(28,093)	2022-2023
Seattle	110		882,017	1,434,654	431,654	911,689	1,836,636	2,748,325	(371,501)	2008-2023
South Florida	178	(d)	1,394,537	2,166,816	421,403	1,415,287	2,567,469	3,982,756	(422,333)	1994-2023
Southern California	434	(e)	6,864,553	8,381,266	2,155,067	7,124,304	10,276,582	17,400,886	(2,168,514)	2005-2023
Tampa	26		92,357	244,738	28,744	99,091	266,748	365,839	(22,666)	2020-2022
Subtotal U.S. Markets:	2,874		21,428,116	40,305,781	11,757,218	22,187,138	51,303,977	73,491,115	(10,337,393)

Other Americas Markets
Brazil	5		-	57,419	142	-	57,561	57,561	(2,753)	2022
Canada	35	(d)	261,666	381,323	263,622	273,648	632,963	906,611	(185,312)	2008-2023
Mexico	1		730	2,287	3,226	735	5,508	6,243	(1,908)	2011
Subtotal Other Americas Markets:	41		262,396	441,029	266,990	274,383	696,032	970,415	(189,973)

Europe Markets
Belgium	3		16,587	4,948	(52)	16,587	4,896	21,483	(573)	2022
Czech Republic	2		20,740	-	4,091	9,305	15,526	24,831	(548)	2022
France	1		2,916	-	19,590	2,340	20,166	22,506	(65)	2023
Germany	5		57,443	7,323	54,778	62,598	56,946	119,544	(9,274)	2011-2022
Hungary	2		4,487	-	14,420	4,487	14,420	18,907	(325)	2022
Italy	4		22,112	5,728	64,454	24,629	67,665	92,294	(1,777)	2022-2023
Netherlands	3		24,081	3,655	-	24,081	3,655	27,736	(75)	2023
Poland	1		8,905	-	3,022	2,013	9,914	11,927	(309)	2022
Slovakia	2		3,032	-	11,998	2,229	12,801	15,030	(724)	2021
Spain	6		23,967	35,746	36,715	22,880	73,548	96,428	(20,919)	2011-2023
United Kingdom	6		143,309	11,543	49,382	163,306	40,928	204,234	(5,261)	2019-2023
Subtotal Europe Markets:	35		327,579	68,943	258,398	334,455	320,465	654,920	(39,850)

Asia Markets
Japan	5		13,330	142,030	18,462	13,330	160,492	173,822	(4,387)	2019-2022
Singapore	5		-	139,702	5,523	-	145,225	145,225	(82,687)	2011
Subtotal Asia Markets:	10		13,330	281,732	23,985	13,330	305,717	319,047	(87,074)
Total Operating Properties	2,960		22,031,421	41,097,485	12,306,591	22,809,306	52,626,191	75,435,497	(10,654,290)

Index to Item 15

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2023				Date of
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Construction/ Acquisition (f)
Development Portfolio

U.S. Markets
Atlanta	2		8,606	-	22,099	8,606	22,099	30,705		2023
Austin	5		43,899	-	152,216	43,899	152,216	196,115
Baltimore/Washington D.C.	1		12,328	-	1,622	12,328	1,622	13,950
Central Valley	1		5,420	-	12,339	5,420	12,339	17,759
Chicago	5		46,751	967	107,133	46,751	108,100	154,851		2023
Cincinnati	1		2,541	-	14,020	2,541	14,020	16,561		2023
Dallas/Ft. Worth	10		81,066	-	125,283	81,066	125,283	206,349		2023
Indianapolis	2		11,474	17,058	56,862	11,474	73,920	85,394		2023
Las Vegas	3		16,773	-	97,244	16,773	97,244	114,017
Lehigh Valley	2		48,910	-	98,383	48,910	98,383	147,293		2023
Nashville	4		36,835	-	23,340	36,835	23,340	60,175		2023
New Jersey/New York City	4		76,712	-	86,553	76,712	86,553	163,265
Portland	1		1,040	-	1,368	1,040	1,368	2,408
Phoenix	6		45,602	-	132,298	45,602	132,298	177,900
Reno	2		15,364	-	63,903	15,364	63,903	79,267
San Francisco Bay Area	6		109,015	2,527	191,569	109,015	194,096	303,111		2023
Seattle	3		61,784	-	64,340	61,784	64,340	126,124		2023
South Florida	6		66,132	-	86,568	66,132	86,568	152,700		2023
Southern California	9		434,433	56,638	372,670	434,433	429,308	863,741		2023
Subtotal U.S. Markets:	73		1,124,685	77,190	1,709,810	1,124,685	1,787,000	2,911,685

Other Americas Markets
Canada	6		102,325	-	110,156	102,325	110,156	212,481
Mexico	9		55,798	-	63,033	55,798	63,033	118,831		2023
Subtotal Other Americas Markets:	15		158,123	-	173,189	158,123	173,189	331,312

Europe Markets
Belgium	1		9,522	-	34,059	9,522	34,059	43,581
Czech Republic	3		5,524	-	32,524	5,524	32,524	38,048		2023
Germany	3		34,062	-	3,130	34,062	3,130	37,192
Hungary	1		3,338	-	13,738	3,338	13,738	17,076		2023
Italy	2		18,656	-	5,599	18,656	5,599	24,255
Netherlands	1		16,514	-	20,185	16,514	20,185	36,699
Poland	2		8,571	-	31,432	8,571	31,432	40,003		2023
Slovakia	1		2,758	-	5,918	2,758	5,918	8,676
Spain	2		14,458	-	31,014	14,458	31,014	45,472		2023
Sweden	3		47,555	-	43,465	47,555	43,465	91,020		2023
U.K.	14		73,309	-	283,017	73,309	283,017	356,326		2023
Subtotal Europe Markets:	33		234,267	-	504,081	234,267	504,081	738,348

Asia Markets
Japan	9		106,137	-	279,973	106,137	279,973	386,110		2023
Subtotal Asia Markets:	9		106,137	-	279,973	106,137	279,973	386,110
Total Development Portfolio	130		1,623,212	77,190	2,667,053	1,623,212	2,744,243	4,367,455

GRAND TOTAL	3,090		23,654,633	41,174,675	14,973,644	24,432,518	55,370,434	79,802,952	(10,654,290)

Schedule III – Footnotes

(a)
The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2023 (in thousands):

Total operating properties and development portfolio per Schedule III	$79,802,952	(g)
Land	3,775,553
Other real estate investments (i)	5,088,070
Total per Consolidated Balance Sheets	$88,666,575

(i)
Included in other real estate investments were: (i) land parcels we own and lease to third parties; (ii) non-strategic real estate assets, primarily acquired from the Duke Transaction, that we do not intend to operate long-term; (iii) non-industrial real estate assets that we intend to redevelop as industrial properties or other higher use assets; and (iv) energy assets.

(b)
The aggregate cost for federal tax purposes at December 31, 2023, of our real estate assets was approximately $65 billion (unaudited).

(c)
Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land

Index to Item 15

improvements, 25 to 40 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2023 (in thousands):

Total accumulated depreciation per Schedule III	$10,654,290	(g)
Accumulated depreciation on other real estate investments (i)	277,195
Total per Consolidated Balance Sheets	$10,931,485

(i)
Accumulated depreciation in other real estate investments includes energy assets.

(d)
Properties with an aggregate undepreciated cost of $634.4 million secure $243.6 million of mortgage notes. See Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)
Assessment bonds of $8.2 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $586.8 million. The assessment bonds are included in term loans and unsecured other debt in Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)
Date of construction is provided for properties in the development portfolio that were completed but not yet stabilized.

(g)
The following table summarizes our real estate assets and accumulated depreciation per Schedule III for the years ended December 31 (in thousands):

	2023	2022	2021
Real estate assets:
Balance at beginning of year	$73,250,949	$47,183,100	$45,390,230
Acquisitions of and improvements to operating properties, development activity and net effect of changes in foreign exchange rates and other	7,138,283	25,281,173	3,351,730
Basis of operating properties disposed of	(404,914)	(445,558)	(1,589,527)
Change in the development portfolio balance, including the acquisition of properties	155,301	1,482,814	846,729
Assets transferred to held for sale and contribution	(336,667)	(250,580)	(816,062)
Balance at end year	$79,802,952	$73,250,949	$47,183,100

Accumulated depreciation:
Balance at beginning of year	$8,815,724	$7,451,382	$6,370,341
Depreciation expense	1,837,145	1,357,180	1,143,758
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	7,697	9,090	(42,483)
Assets transferred to held for sale and contribution	(6,276)	(1,928)	(20,234)
Balance at end of year	$10,654,290	$8,815,724	$7,451,382

Index to Item 15

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

2.1‡

Agreement and Plan of Merger, dated as of June 11, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report on Form 8-K filed June 13, 2022).

2.2

Letter Agreement, dated as of September 16, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis' Current Form 8-K filed on September 16, 2022).

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
3.13

Fourth Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to Prologis' Current Report Form 10-Q filed on April 28, 2023).

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

Index to Item 15

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

4.13

Second Supplemental Indenture dated as of March 26, 2019 among Prologis Yen Finance LLC, Prologis, L.P. and U.S. Bank National Association as trustee, transfer agent, paying agent and security registrar (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 10-Q filed on April 23, 2019).

4.14	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.15	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.16	Form of 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.17	Form of 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.18	Form of 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on July 31, 2018).
4.19	Form of 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.20	Form of 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.21	Form of 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.22	Form of 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.23	Form of 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 10-Q filed on April 23, 2019).

Index to Item 15

4.24	Form of 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.25	Form of 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.26	Form of 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.27	Form of Officer’s Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.28	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.29	Form of Officer’s Certificate related to 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.30	Form of Officer’s Certificate related to 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.31	Form of Officers’ Certificate related to 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.32	Form of Officers’ Certificate related to 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.33	Form of Officers’ Certificate related to 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.34	Form of Officers’ Certificate related to 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.8 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.35	Form of Officer’s Certificate related to 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).
4.36	Form of Officer’s Certificate related to the 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 10-Q filed in April 23, 2019).
4.37	Form of Officer’s Certificate related to the 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.38	Form of Officer’s Certificate related to the 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.39	Form of Officer’s Certificate related to the 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.40	Form of Officers’ Certificate related to the 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.41	Form of 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.42	Form of Officers’ Certificate related to the 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.43	Form of 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.44	Form of Officers’ Certificate related to the 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).

Index to Item 15

4.45	Form of 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.46	Form of Officers’ Certificate related to the 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.47	Form of 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.48	Form of Officers’ Certificate related to the 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.49	Form of 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.50	Form of Officers’ Certificate related to the 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.51	Form of 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.8 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.52	Form of Officers’ Certificate related to the 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.53	Form of 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.54	Form of Officers’ Certificate related to the 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.55	Form of 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.56	Form of Officers’ Certificate related to the 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.57	Form of 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.58	Form of Officers’ Certificate related to the 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.59	Form of 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.60	Form of Officers’ Certificate related to the 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.61	Form of 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.62	Form of Officers’ Certificate related to the 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.63	Form of 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.64	Form of Officers’ Certificate related to the 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.65	Form of 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on August 19, 2020).

Index to Item 15

4.66	Form of Officers’ Certificate related to the 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.67	Form of 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.68	Form of Officers’ Certificate related to the 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 16, 2021).
4.69	Form of 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 16, 2021).
4.70	Form of Officers’ Certificate related to the 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 16, 2021).
4.71	Form of 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on February 16, 2021).
4.72	Form of Officers’ Certificate related to the 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 19, 2021).
4.73	Form of 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 19, 2021).
4.74	Form of Officers’ Certificate related to the 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.75	Form of 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.76	Form of Officers’ Certificate related to the 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.77	Form of 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.78	Form of Officers’ Certificate related to the 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.79	Form of 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.80	Form of Officers’ Certificate related to the 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.81	Form of 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.82	Form of Officers’ Certificate related to the 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.83	Form of 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.84	Form of Officers’ Certificate related to the Floating Rate Notes due 2024 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 8, 2022).
4.85	Form of Floating Rate Notes due 2024 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on February 8, 2022).
4.86	Form of Officers’ Certificate related to the 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

Index to Item 15

4.87	Form of 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on February 8, 2022).
4.88	Form of Officers’ Certificate related to the 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on February 8, 2022).
4.89	Form of 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K filed on February 8, 2022).
4.90	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on September 15, 2022).
4.91	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on September 15, 2022).
4.92	Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.93	Officers’ Certificate related to the 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.94	Form of 3.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.95	Officers’ Certificate related to the 3.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.96	Form of 7.250% Senior Notes due June 2028 (incorporated by reference to Exhibit 4.5 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.97	Officers’ Certificate related to the 7.250% Senior Notes due June 2028 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.98	Form of 4.000% Senior Notes due September 2028 (incorporated by reference to Exhibit 4.7 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.99	Officers’ Certificate related to the 4.000% Senior Notes due September 2028 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.100	Form of 2.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.9 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.101	Officers' Certificate related to the 2.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.102	Form of 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.11 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.103	Officers’ Certificate related to the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.12 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.104	Form of 1.750% Senior Notes due 2031 (incorporated by reference to Exhibit 4.13 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.105	Officers’ Certificate related to the 1.750% Senior Notes due 2031 (incorporated by reference to Exhibit 4.14 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.106	Form of 2.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.15 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.107	Officers’ Certificate related to the 2.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.16 to Prologis' Current Report Form 8-K filed on October 6, 2022).

Index to Item 15

4.108	Form of 3.050% Senior Notes due 2050 (incorporated by reference to Exhibit 4.17 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.109	Officers’ Certificate related to the 3.050% Senior Notes due 2050 (incorporated by reference to Exhibit 4.18 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.110

Ninth Supplemental Indenture, dated November 3, 2022, by and among Prologis, L.P., Prologis, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on November 3, 2022).

4.111	Form of Officers’ Certificate related to the 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on November 3, 2022).
4.112	Form of 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on November 3, 2022).
4.113	Form of Officers’ Certificate related to the 1.003% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report filed on December 1, 2022).
4.114	Form of 1.003% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.115	Form of Officers’ Certificate related to the 1.323% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.116	Form of 1.323% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.117	Form of Officers’ Certificate related to the 1.903% Notes due 2037(incorporated by reference to Exhibit 4.5 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.118	Form of 1.903% Notes due 2037 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.119	Form of Officers’ Certificate related to the 3.875% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on January 31, 2023).
4.120	Form of 3.875% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on January 31, 2023).
4.121	Form of Officers’ Certificate related to the 4.250% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on January 31, 2023).
4.122	Form of 4.250% Notes due 2043 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on January 31, 2023).
4.123	Form of Officers’ Certificate related to the 4.750% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on March 30, 2023).
4.124	Form of 4.750% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on March 30, 2023).
4.125	Form of Officers’ Certificate related to the 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on March 30, 2023).
4.126	Form of 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on March 30, 2023).
4.127	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on May 23, 2023).

Index to Item 15

4.128	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on May 23, 2023).
4.129	Form of Officers’ Certificate related to the 4.875% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.130	Form of 4.875% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.131	Form of Officers’ Certificate related to the 5.125% Notes due 2034 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.132	Form of 5.125% Notes due 2034 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.133	Form of Officers’ Certificate related to the 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.5 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.134	Form of 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 28, 2023).

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

Index to Item 15

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

10.37*	Prologis, Inc. 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on January 18, 2018).
10.38*	Prologis, Inc. Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 27, 2018).
10.39*	Form of Prologis, Inc. 2018 Amendment to Outperformance Plan LTIP Unit Award Agreements (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on March 27, 2018).
10.40*	Amended and Restated Director Deferred Stock Unit Award Terms (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 7, 2018).
10.41	Form of Time-Sharing Agreement for Hamid Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 10-Q filed on October 22, 2018).
10.42*	Prologis, Inc. Second Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.43*	Form of Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.44*	Form of LTIP Unit Award Agreement (Bonus Exchange) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.45*	Form of LTIP Unit Award Agreement (Omnibus) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.46*	Form of RSU Agreement (Global) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.47*	Form of RSU Agreement (LTIP Unit Election) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report Form 8-K filed on August 28, 2018).
10.48*	Letter Agreement dated February 3, 2017 by and between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on February 3, 2017).
10.49

Term Loan Agreement dated as of March 4, 2019 among Prologis GK Holdings Y.K., as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 6, 2019).

10.50

Guaranty of Payment dated as of March 4, 2019 between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the lenders that are from time to time parties to the Term Loan Agreement dated as of March 4, 2019 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on March 6, 2019).

10.51*

Amended and Restated Change in Control and Noncompetition Agreement, dated April 30, 2019, between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report From 8-K filed on May 3, 2019).

10.52*	Prologis, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on May 4, 2020).
10.53*

Form of First Amendment to Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

10.54*	Form of LTIP Unit Award Agreement (Omnibus 2020) (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on September 25, 2020).

Index to Item 15

10.55*	Form of LTIP Unit Award Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.56*	Form of Outperformance Plan LTIP Unit Award Agreement for Named Executive Officers (2020) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.57*	Form of Outperformance Plan LTIP Unit Award Agreement (General 2020) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.58*	Form of Deferred Compensation LTIP Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.59*	Form of RSU Agreement (Global 2020) (incorporated by reference to Exhibit 10.7 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.60*	Form of RSU Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.8 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.61*	Form of RSU Agreement (LTIP Unit Election 2020) (incorporated by reference to Exhibit 10.9 to Prologis’ Current Report Form 8-K filed on September 25, 2020).
10.62

First Amendment to Term Loan Agreement, dated as of October 1, 2021 among Prologis GK Holdings Y.K, as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 10-Q filed on October 26, 2021).

10.63*	Third Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on December 2, 2021).
10.64

Global Senior Credit Agreement dated as of June 30, 2022 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 6, 2022).

10.65*	Form of LTIP Unit Award Agreement (Omnibus 2022) (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on September 27, 2022).
10.66*	Form of Third Amended and Restated Prologis 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on December 12, 2022).
10.67*

Form of Second Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on December 12, 2022).

10.68*	Form of Second Amended and Restated Prologis, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report Form 8-K filed on December 12, 2022).
10.69

Prologis Bonus Exchange 2022 LTIP Unit Award Agreement - Advance Grant No Pre-Retirement Election (incorporated by reference to Exhibit 10.83 to Prologis' Annual Report on Form 10-K filed for the year ended December 31, 2022).

10.70*

Prologis Bonus Exchange 2022 LTIP Unit Award Agreement - Advance Grant Pre-Retirement Election (incorporated by reference to Exhibit 10.84 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2022).

10.71*

Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on January 5, 2023).

10.72

Amended and Restated Global Senior Credit Agreement dated as of April 5, 2023 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 Prologis' Current Report Form 8-K filed on April 7, 2023).

10.73*

Form of Amended Agreement Relating to Retirement Eligibility and Vesting of Equity-Based Awards (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report Form 10-Q filed on July 26, 2023).

10.74*	Fourth Amended and Restated Prologis Promote Plan, dated June 30, 2023 (incorporated by reference to Exhibit 10.3 to Prologis' Quarterly Report Form 10-Q filed on July 26, 2023).
10.75

Seventh Amended and Restated Revolving Credit Agreement, dated as of August 25, 2023, among Prologis Marunouchi Finance Investment Limited Partnership, as initial borrower, Prologis, L.P., as guarantor, the lenders listed on the

Index to Item 15

signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis' Current Report Form 8-K filed on August 31, 2023).
10.76

Guaranty of Payment, dated as of August 25, 2023, between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Seventh Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Prologis' Current Report Form 8-K filed on August 31, 2023).

19.1†	Policy Governing Material, Non-Public Information and the Prevention of Insider Trading.
21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
22.1†	Subsidiary guarantors and issuers of guaranteed securities.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Policy Relating to Recovery of Erroneously Awarded Compensation.
101. INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101. SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management Contract or Compensatory Plan or Arrangement

† Filed herewith

‡ Prologis has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

Index to Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 13, 2024

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 13, 2024
Hamid R. Moghadam

/s/ Timothy D. Arndt	Chief Financial Officer	February 13, 2024
Timothy D. Arndt

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 13, 2024
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 13, 2024
Cristina G. Bita

/s/ James B. Connor	Director	February 13, 2024
James B. Connor

/s/ George L. Fotiades	Director	February 13, 2024
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 13, 2024
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 13, 2024
Irving F. Lyons III

/s/ Avid Modjtabai	Director	February 13, 2024
Avid Modjtabai

/s/ David P. O’Connor	Director	February 13, 2024
David P. O’Connor

/s/ Olivier Piani	Director	February 13, 2024
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 13, 2024
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 13, 2024
Carl B. Webb

Index to Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 13, 2024

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

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 13, 2024
Hamid R. Moghadam

/s/ Timothy D. Arndt	Chief Financial Officer	February 13, 2024
Timothy D. Arndt

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 13, 2024
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 13, 2024
Cristina G. Bita

/s/ James B. Connor	Director	February 13, 2024
James B. Connor

/s/ George L. Fotiades	Director	February 13, 2024
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 13, 2024
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 13, 2024
Irving F. Lyons III

/s/ Avid Modjtabai	Director	February 13, 2024
Avid Modjtabai

/s/ David P. O’Connor	Director	February 13, 2024
David P. O’Connor

/s/ Olivier Piani	Director	February 13, 2024
Olivier Piani

/s/ Jeffrey L. Skelton	Director	February 13, 2024
Jeffrey L. Skelton

/s/ Carl B. Webb	Director	February 13, 2024
Carl B. Webb