Form 10-Q
period 2024-03-31
Prologis, Inc.; Prologis, L.P.
filed 2024-04-25
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of Prologis, Inc.’s common stock outstanding at April 22, 2024, was approximately 925,844,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At March 31, 2024, the Parent owned a 97.62% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.38% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Investments in real estate properties	$89,427,505	$88,666,575
Less accumulated depreciation	11,430,899	10,931,485
Net investments in real estate properties	77,996,606	77,735,090
Investments in and advances to unconsolidated entities	9,691,101	9,543,970
Assets held for sale or contribution	382,793	461,657
Net investments in real estate	88,070,500	87,740,717

Cash and cash equivalents	500,589	530,388
Other assets	4,739,221	4,749,735
Total assets	$93,310,310	$93,020,840

LIABILITIES AND EQUITY
Liabilities:
Debt	$29,557,667	$29,000,501
Accounts payable and accrued expenses	1,752,485	1,766,018
Other liabilities	4,203,040	4,430,601
Total liabilities	35,513,192	35,197,120

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2024 and December 31, 2023	63,948	63,948
Common stock; $0.01 par value; 925,790 shares and 924,391 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	9,258	9,244
Additional paid-in capital	54,336,001	54,249,801
Accumulated other comprehensive loss	(285,395)	(514,201)
Distributions in excess of net earnings	(933,159)	(627,068)
Total Prologis, Inc. stockholders’ equity	53,190,653	53,181,724
Noncontrolling interests	4,606,465	4,641,996
Total equity	57,797,118	57,823,720
Total liabilities and equity	$93,310,310	$93,020,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental	$1,827,658	$1,633,770
Strategic capital	128,412	134,701
Development management and other	551	116
Total revenues	1,956,621	1,768,587
Expenses:
Rental	454,257	412,554
Strategic capital	78,811	71,709
General and administrative	111,291	99,777
Depreciation and amortization	637,505	602,367
Other	12,244	7,184
Total expenses	1,294,108	1,193,591

Operating income before gains on real estate transactions, net	662,513	574,996
Gains on dispositions of development properties and land, net	40,308	-
Gains on other dispositions of investments in real estate, net	17,534	4,047
Operating income	720,355	579,043

Other income (expense):
Earnings from unconsolidated entities, net	72,472	75,779
Interest expense	(193,320)	(136,011)
Foreign currency, derivative and other gains and other income, net	63,564	8,614
Gains on early extinguishment of debt, net	536	3,275
Total other expense	(56,748)	(48,343)
Earnings before income taxes	663,607	530,700
Income tax expense	(32,800)	(32,071)
Consolidated net earnings	630,807	498,629
Less net earnings attributable to noncontrolling interests	45,092	34,006
Net earnings attributable to controlling interests	585,715	464,623
Less preferred stock dividends	1,452	1,453
Net earnings attributable to common stockholders	$584,263	$463,170

Weighted average common shares outstanding – Basic	925,322	923,888
Weighted average common shares outstanding – Diluted	953,912	951,624

Net earnings per share attributable to common stockholders – Basic	$0.63	$0.50
Net earnings per share attributable to common stockholders – Diluted	$0.63	$0.50

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Consolidated net earnings	$630,807	$498,629
Other comprehensive income:
Foreign currency translation gains (losses), net	208,972	(28,101)
Unrealized gains (losses) on derivative contracts, net	24,836	(25,853)
Comprehensive income	864,615	444,675
Net earnings attributable to noncontrolling interests	(45,092)	(34,006)
Other comprehensive loss (income) attributable to noncontrolling interests	(5,002)	1,139
Comprehensive income attributable to common stockholders	$814,521	$411,808

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended March 31, 2024 and 2023

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2024	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720
Consolidated net earnings	-	-	-	-	-	585,715	45,092	630,807
Effect of equity compensation plans	-	318	3	15,101	-	-	54,833	69,937
Capital contributions	-	-	-	-	-	-	1,270	1,270
Redemption of noncontrolling interests	-	1,081	11	62,020	-	-	(62,277)	(246)
Foreign currency translation gains, net	-	-	-	-	204,561	-	4,411	208,972
Unrealized gains on derivative contracts, net	-	-	-	-	24,245	-	591	24,836
Reallocation of equity	-	-	-	9,088	-	-	(9,088)	-
Dividends ($0.96 per common share) and other distributions	-	-	-	(9)	-	(891,806)	(70,363)	(962,178)
Balance at March 31, 2024	$63,948	925,790	$9,258	$54,336,001	$(285,395)	$(933,159)	$4,606,465	$57,797,118

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2023	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-	-	-	-	-	464,623	34,006	498,629
Effect of equity compensation plans	-	288	4	13,468	-	-	51,416	64,888
Redemption of noncontrolling interests	-	23	-	1,304	-	-	(43,573)	(42,269)
Foreign currency translation losses, net	-	-	-	-	(27,595)	-	(506)	(28,101)
Unrealized losses on derivative contracts, net	-	-	-	-	(25,220)	-	(633)	(25,853)
Reallocation of equity	-	-	-	(22,143)	-	-	22,143	-
Dividends ($0.87 per common share) and other distributions	-	-	-	-	-	(806,505)	(58,653)	(865,158)
Balance at March 31, 2023	$63,948	923,453	$9,235	$54,058,036	$(496,424)	$(799,577)	$4,630,011	$57,465,229

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Consolidated net earnings	$630,807	$498,629
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(158,960)	(143,686)
Equity-based compensation awards	67,237	62,906
Depreciation and amortization	637,505	602,367
Earnings from unconsolidated entities, net	(72,472)	(75,779)
Operating distributions from unconsolidated entities	126,653	135,081
Decrease in operating receivables from unconsolidated entities	44,841	51,164
Amortization of debt discounts and debt issuance costs, net	18,044	17,623
Gains on dispositions of development properties and land, net	(40,308)	-
Gains on other dispositions of investments in real estate, net	(17,534)	(4,047)
Unrealized foreign currency and derivative losses (gains), net	(35,046)	10,113
Gains on early extinguishment of debt, net	(536)	(3,275)
Deferred income tax expense	334	3,577
Decrease (increase) in other assets	(11,782)	21,742
Decrease in accounts payable and accrued expenses and other liabilities	(133,323)	(62,118)
Net cash provided by operating activities	1,055,460	1,114,297
Investing activities:
Real estate development	(719,795)	(936,921)
Real estate acquisitions	(126,177)	(51,866)
Duke Transaction, net of cash acquired	-	(3,828)
Tenant improvements and lease commissions on previously leased space	(104,306)	(78,955)
Property improvements	(30,200)	(19,302)
Proceeds from dispositions and contributions of real estate	199,538	54,903
Investments in and advances to unconsolidated entities	(314,842)	(39,677)
Return of investment from unconsolidated entities	1,360	21,169
Proceeds from the settlement of net investment hedges	10,357	5,323
Net cash used in investing activities	(1,084,065)	(1,049,154)
Financing activities:
Dividends paid on common and preferred stock	(891,806)	(806,505)
Noncontrolling interests contributions	1,270	-
Noncontrolling interests distributions	(70,363)	(58,653)
Settlement of noncontrolling interests	(246)	(42,269)
Tax paid with shares withheld	(21,720)	(18,690)
Debt and equity issuance costs paid	(13,073)	(17,868)
Net proceeds from (payments on) credit facilities	53,964	(1,337,857)
Repurchase of and payments on debt	(913,935)	(90,793)
Proceeds from the issuance of debt	1,858,297	2,545,042
Net cash provided by financing activities	2,388	172,407

Effect of foreign currency exchange rate changes on cash	(3,582)	6,468
Net increase (decrease) in cash and cash equivalents	(29,799)	244,018
Cash and cash equivalents, beginning of period	530,388	278,483
Cash and cash equivalents, end of period	$500,589	$522,501

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2024	December 31, 2023
ASSETS
Investments in real estate properties	$89,427,505	$88,666,575
Less accumulated depreciation	11,430,899	10,931,485
Net investments in real estate properties	77,996,606	77,735,090
Investments in and advances to unconsolidated entities	9,691,101	9,543,970
Assets held for sale or contribution	382,793	461,657
Net investments in real estate	88,070,500	87,740,717

Cash and cash equivalents	500,589	530,388
Other assets	4,739,221	4,749,735
Total assets	$93,310,310	$93,020,840

LIABILITIES AND CAPITAL
Liabilities:
Debt	$29,557,667	$29,000,501
Accounts payable and accrued expenses	1,752,485	1,766,018
Other liabilities	4,203,040	4,430,601
Total liabilities	35,513,192	35,197,120

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,126,705	53,117,776
Limited partners – common	863,303	848,160
Limited partners – Class A common	432,386	469,561
Total partners’ capital	54,486,342	54,499,445
Noncontrolling interests	3,310,776	3,324,275
Total capital	57,797,118	57,823,720
Total liabilities and capital	$93,310,310	$93,020,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental	$1,827,658	$1,633,770
Strategic capital	128,412	134,701
Development management and other	551	116
Total revenues	1,956,621	1,768,587
Expenses:
Rental	454,257	412,554
Strategic capital	78,811	71,709
General and administrative	111,291	99,777
Depreciation and amortization	637,505	602,367
Other	12,244	7,184
Total expenses	1,294,108	1,193,591

Operating income before gains on real estate transactions, net	662,513	574,996
Gains on dispositions of development properties and land, net	40,308	-
Gains on other dispositions of investments in real estate, net	17,534	4,047
Operating income	720,355	579,043

Other income (expense):
Earnings from unconsolidated entities, net	72,472	75,779
Interest expense	(193,320)	(136,011)
Foreign currency, derivative and other gains and other income, net	63,564	8,614
Gains on early extinguishment of debt, net	536	3,275
Total other expense	(56,748)	(48,343)
Earnings before income taxes	663,607	530,700
Income tax expense	(32,800)	(32,071)
Consolidated net earnings	630,807	498,629
Less net earnings attributable to noncontrolling interests	30,308	22,357
Net earnings attributable to controlling interests	600,499	476,272
Less preferred unit distributions	1,452	1,453
Net earnings attributable to common unitholders	$599,047	$474,819

Weighted average common units outstanding – Basic	940,608	939,054
Weighted average common units outstanding – Diluted	953,912	951,624

Net earnings per unit attributable to common unitholders – Basic	$0.63	$0.50
Net earnings per unit attributable to common unitholders – Diluted	$0.63	$0.50

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Consolidated net earnings	$630,807	$498,629
Other comprehensive income:
Foreign currency translation gains (losses), net	208,972	(28,101)
Unrealized gains (losses) on derivative contracts, net	24,836	(25,853)
Comprehensive income	864,615	444,675
Net earnings attributable to noncontrolling interests	(30,308)	(22,357)
Other comprehensive loss (income) attributable to noncontrolling interests	578	(187)
Comprehensive income attributable to common unitholders	$834,885	$422,131

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended March 31, 2024 and 2023

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2024	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720
Consolidated net earnings	-	-	-	585,715	-	9,652	-	5,132	30,308	630,807
Effect of equity compensation plans	-	-	318	15,104	708	54,833	-	-	-	69,937
Capital contributions	-	-	-	-	-	-	-	-	1,270	1,270
Redemption of limited partners units	-	-	1,081	62,031	(424)	(23,926)	(700)	(38,351)	-	(246)
Foreign currency translation gains (losses), net	-	-	-	204,561	-	3,324	-	1,665	(578)	208,972
Unrealized gains on derivative contracts, net	-	-	-	24,245	-	394	-	197	-	24,836
Reallocation of capital	-	-	-	9,088	-	(8,828)	-	(260)	-	-
Distributions ($0.96 per common unit) and other	-	-	-	(891,815)	-	(20,306)	-	(5,558)	(44,499)	(962,178)
Balance at March 31, 2024	1,279	$63,948	925,790	$53,126,705	15,044	$863,303	7,895	$432,386	$3,310,776	$57,797,118

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2023	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	464,623	-	7,604	-	4,045	22,357	498,629
Effect of equity compensation plans	-	-	288	13,472	843	51,416	-	-	-	64,888
Redemption of limited partners units	-	-	23	1,304	(386)	(43,573)	-	-	-	(42,269)
Foreign currency translation gains (losses), net	-	-	-	(27,595)	-	(451)	-	(242)	187	(28,101)
Unrealized losses on derivative contracts, net	-	-	-	(25,220)	-	(412)	-	(221)	-	(25,853)
Reallocation of capital	-	-	-	(22,143)	-	22,313	-	(170)	-	-
Distributions ($0.87 per common unit) and other	-	-	-	(806,505)	-	(17,426)	-	(5,559)	(35,668)	(865,158)
Balance at March 31, 2023	1,279	$63,948	923,453	$52,771,270	15,097	$862,734	8,595	$462,634	$3,304,643	$57,465,229

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Consolidated net earnings	$630,807	$498,629
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(158,960)	(143,686)
Equity-based compensation awards	67,237	62,906
Depreciation and amortization	637,505	602,367
Earnings from unconsolidated entities, net	(72,472)	(75,779)
Operating distributions from unconsolidated entities	126,653	135,081
Decrease in operating receivables from unconsolidated entities	44,841	51,164
Amortization of debt discounts and debt issuance costs, net	18,044	17,623
Gains on dispositions of development properties and land, net	(40,308)	-
Gains on other dispositions of investments in real estate, net	(17,534)	(4,047)
Unrealized foreign currency and derivative losses (gains), net	(35,046)	10,113
Gains on early extinguishment of debt, net	(536)	(3,275)
Deferred income tax expense	334	3,577
Decrease (increase) in other assets	(11,782)	21,742
Decrease in accounts payable and accrued expenses and other liabilities	(133,323)	(62,118)
Net cash provided by operating activities	1,055,460	1,114,297
Investing activities:
Real estate development	(719,795)	(936,921)
Real estate acquisitions	(126,177)	(51,866)
Duke Transaction, net of cash acquired	-	(3,828)
Tenant improvements and lease commissions on previously leased space	(104,306)	(78,955)
Property improvements	(30,200)	(19,302)
Proceeds from dispositions and contributions of real estate	199,538	54,903
Investments in and advances to unconsolidated entities	(314,842)	(39,677)
Return of investment from unconsolidated entities	1,360	21,169
Proceeds from the settlement of net investment hedges	10,357	5,323
Net cash used in investing activities	(1,084,065)	(1,049,154)
Financing activities:
Distributions paid on common and preferred units	(917,670)	(829,490)
Noncontrolling interests contributions	1,270	-
Noncontrolling interests distributions	(44,499)	(35,668)
Redemption of common limited partnership units	(246)	(42,269)
Tax paid with shares of the Parent withheld	(21,720)	(18,690)
Debt and equity issuance costs paid	(13,073)	(17,868)
Net proceeds from (payments on) credit facilities	53,964	(1,337,857)
Repurchase of and payments on debt	(913,935)	(90,793)
Proceeds from the issuance of debt	1,858,297	2,545,042
Net cash provided by financing activities	2,388	172,407

Effect of foreign currency exchange rate changes on cash	(3,582)	6,468
Net increase (decrease) in cash and cash equivalents	(29,799)	244,018
Cash and cash equivalents, beginning of period	530,388	278,483
Cash and cash equivalents, end of period	$500,589	$522,501

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2024, the Parent owned a 97.62% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.38% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the OP for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, and other public information.

Accounting Pronouncements.

New Accounting Standards Issued but not yet Adopted

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) to improve reportable segments disclosure requirements. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis, and also requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the CODM. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not expect the standard to have a material impact on our Consolidated Financial Statements as we anticipate the primary change will be additional disclosures in Note 10.

Index

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2024	2023	2024	2023	2024	2023
Operating properties:
Buildings and improvements	635,249	630,955	2,974	2,960	$53,099,926	$52,626,191
Improved land					22,874,101	22,809,306
Development portfolio, including land costs:
Prestabilized	12,421	13,369	39	45	1,735,328	1,838,805
Properties under development	25,717	26,438	82	85	2,627,424	2,528,650
Land (1)					4,072,212	3,775,553
Other real estate investments (2)					5,018,514	5,088,070
Total investments in real estate properties					89,427,505	88,666,575
Less accumulated depreciation					11,430,899	10,931,485
Net investments in real estate properties					$77,996,606	$77,735,090

(1)
At March 31, 2024 and December 31, 2023, our land was comprised of 8,345 and 8,197 acres, respectively.

(2)
Included in other real estate investments were: (i) land parcels we own and lease to third parties; (ii) non-strategic real estate assets that we do not intend to operate long term; (iii) non-industrial real estate assets that we intend to redevelop as industrial properties or other higher use assets; and (iv) energy assets. Energy assets include solar panels, battery storage and mobility solutions.

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended March 31,
	2024	2023
Number of operating properties	-	-
Square feet	-	-
Acres of land	243	120
Acquisition cost of net investments in real estate, excluding other real estate investments	$284,024	$40,474

Acquisition cost of other real estate investments	$167	$6,185

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended March 31,
	2024	2023
Dispositions of development properties and land, net (1)
Number of properties	1	-
Square feet	629	-
Net proceeds	$136,789	$-
Gains on dispositions of development properties and land, net	$40,308	$-

Other dispositions of investments in real estate, net
Number of properties	1	5
Square feet	196	360
Net proceeds	$147,836	$57,008
Gains on other dispositions of investments in real estate, net	$17,534	$4,047

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $678.0 million and $683.7 million within Other Assets and lease liabilities of $593.8 million and $597.6 million within Other Liabilities, for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds, standby letters of credit and guarantees in connection with certain development and energy projects. At March 31, 2024 and December 31, 2023, we had $581.0 million and $498.5 million, respectively, outstanding under such arrangements.

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

Index

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	March 31,	December 31,
	2024	2023
Unconsolidated co-investment ventures	$8,539,251	$8,379,265
Other ventures	1,151,850	1,164,705
Total	$9,691,101	$9,543,970

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2024	2023
Recurring fees	$113,142	$113,557
Transactional fees	12,244	15,080
Promote revenue	262	320
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$125,648	$128,957

(1)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Key property information:
Ventures	1	1	2	2	2	2	4	4	9	9
Operating properties	745	745	276	275	1,008	1,007	229	228	2,258	2,255
Square feet	126	126	65	65	223	223	95	94	509	508

Financial position:
Total assets ($)	12,359	11,884	4,654	4,106	23,173	23,504	9,685	10,226	49,871	49,720
Third-party debt ($)	4,903	4,185	914	915	5,746	5,804	3,808	3,983	15,371	14,887
Total liabilities ($)	5,605	4,930	982	997	7,792	7,849	4,207	4,429	18,586	18,205

Our investment balance ($) (2)	2,475	2,257	1,190	1,152	4,096	4,126	778	844	8,539	8,379
Our weighted average ownership (3)	28.8%	27.3%	38.8%	39.3%	32.2%	31.9%	15.2%	15.2%	28.8%	28.1%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Mar 31, 2024	Mar 31, 2023	Mar 31, 2024	Mar 31, 2023	Mar 31, 2024	Mar 31, 2023	Mar 31, 2024	Mar 31, 2023	Mar 31, 2024	Mar 31, 2023
For the three months ended:
Total revenues ($)	353	324	120	103	462	414	160	165	1,095	1,006
Net earnings ($)	88	101	53	43	72	69	28	27	241	240

Our earnings from unconsolidated co-investment ventures, net ($)	26	27	18	16	24	21	5	4	73	68

(1)
Prologis Brazil Logistics Venture and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2024 and December 31, 2023, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($161.2 million and $199.9 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. and Prologis Japan Core Logistics Fund.

(3)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At March 31, 2024, our outstanding equity commitments were $347.3 million, primarily for Prologis China Logistics Venture. The equity commitments expire from 2024 to 2033 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

Index

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2024 and December 31, 2023. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	March 31, 2024	December 31, 2023
Number of operating properties	17	12
Square feet	3,940	3,469
Total assets held for sale or contribution	$382,793	$461,657
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$8,938	$14,182

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	March 31, 2024			December 31, 2023
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities	4.1%	3.0	$1,031,266	5.9%	3.1	$979,313
Senior notes	3.0%	10.2	26,500,864	2.9%	10.1	25,311,647
Term loans and unsecured other (4)	1.9%	4.1	1,737,132	2.8%	3.7	2,330,520
Secured mortgage	4.4%	4.1	288,405	3.9%	3.4	379,021
Total	3.0%	9.6	$29,557,667	3.0%	9.3	$29,000,501

(1)
The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

(2)
The weighted average years represents the remaining maturity in years on the debt outstanding at period end.

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2024			December 31, 2023
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,292,368	4.4%	2.1%	$1,299,628	4.5%
Canadian dollar	5.1%	1,123,875	3.8%	5.0%	829,886	2.9%
Chinese renminbi	3.7%	452,164	1.5%	3.7%	241,820	0.8%
Euro	2.1%	9,946,713	33.7%	2.0%	10,083,601	34.8%
Japanese yen	1.0%	3,106,411	10.5%	1.0%	3,085,970	10.6%
U.S. dollar	4.0%	13,636,136	46.1%	4.1%	13,459,596	46.4%
Total	3.0%	$29,557,667	100.0%	3.0%	$29,000,501	100.0%

(4)
In February 2024, we extinguished a $500.0 million U.S. dollar term loan.

Index

Credit Facilities

The following table summarizes information about our available liquidity at March 31, 2024 (in millions):

Aggregate lender commitments
Credit facilities	$6,405
Less:
Borrowings outstanding	1,031
Outstanding letters of credit	26
Current availability	5,348
Cash and cash equivalents	501
Total liquidity	$5,849

We have two global senior credit facilities (the “2022 Global Facility” and "2023 Global Facility"), each with a borrowing capacity of $3.0 billion (subject to currency fluctuations). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis. The 2022 Global Facility is scheduled to initially mature in June 2026 and the 2023 Global Facility in June 2027; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We also have the ability to increase each credit facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($386.9 million at March 31, 2024). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($496.1 million at March 31, 2024), subject to obtaining additional lender commitments. The Yen Credit Facility is initially scheduled to mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

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

Commercial Paper Program ("CPP")

In March 2024, we established a CPP, under which we may issue, repay and re-issue short-term unsecured commercial paper notes (“CPNs”) denominated in U.S. dollars. The aggregate principal amount of CPNs outstanding under the CPP at any time cannot exceed $1.0 billion and the net proceeds of the CPNs are expected to be used for general corporate purposes. The maturities of the CPNs generally range from overnight to three months. The CPNs are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of the CPNs outstanding. At March 31, 2024, we had no issuances or repayments under the CPP.

Senior Notes

The following table summarizes the issuances of senior notes during the three months ended March 31, 2024 (principal in thousands):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
January		$1,250,000	$1,250,000	5.1%	17.3	March 2034 – 2054
February	CN¥	1,500,000	$211,024	3.5%	3.0	February 2027
March	C$	550,000	$405,147	4.7%	5.0	March 2029
Total			$1,866,171	4.8%	13.0

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2024 and for each year through the period ended December 31, 2028, and thereafter were as follows at March 31, 2024 (in thousands):

	Unsecured
	Credit	Senior	Term Loans	Secured
Maturity	Facilities	Notes	and Other	Mortgage	Total
2024 (1)(2)	$-	$-	$101,480	$5,352	$106,832
2025 (1)(3)	-	33,071	221,636	178,913	433,620
2026 (4)	329,744	1,305,718	703,204	3,980	2,342,646
2027 (5)	701,522	1,930,348	47,237	4,156	2,683,263
2028	-	2,553,897	97,891	3,041	2,654,829
Thereafter	-	21,265,036	569,727	86,094	21,920,857
Subtotal	1,031,266	27,088,070	1,741,175	281,536	30,142,047
Unamortized premiums (discounts), net	-	(465,706)	-	7,752	(457,954)
Unamortized debt issuance costs, net	-	(121,500)	(4,043)	(883)	(126,426)
Total	$1,031,266	$26,500,864	$1,737,132	$288,405	$29,557,667

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)
Included in the 2024 maturities was a Chinese term loan ($101.5 million at March 31, 2024) that can be extended until 2026, subject to the prevailing interest rate at the time of extension.

(3)
Included in the 2025 maturities was a Canadian term loan ($221.1 million at March 31, 2024) that can be extended until 2027.

(4)
Included in the 2026 maturities was the 2022 Global Facility ($329.7 million at March 31, 2024) that can be extended until 2027.

(5)
Included in the 2027 maturities were the 2023 Global Facility and Yen Credit Facility ($483.3 million and $218.3 million, respectively at March 31, 2024) that can be extended until 2028.

Financial Debt Covenants

Our senior notes, term loans and Credit Facilities outstanding at March 31, 2024 were subject to certain financial covenants under their related documents. At March 31, 2024, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,132,913	$3,147,790	$7,097,731	$7,142,889	$144,152	$156,303
Other consolidated entities (1)	various	various	177,863	176,485	2,438,303	2,369,959	340,330	333,114
Prologis, L.P.			3,310,776	3,324,275	9,536,034	9,512,848	484,482	489,417
Limited partners in Prologis, L.P. (2)(3)			1,295,689	1,317,721	-	-	-	-
Prologis, Inc.			$4,606,465	$4,641,996	$9,536,034	$9,512,848	$484,482	$489,417

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at March 31, 2024 and December 31, 2023 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 7.9 million and 8.6 million Class A Units at March 31, 2024 and December 31, 2023, that were convertible into 7.5 million and 8.2 million limited partnership units of the OP, respectively.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 8.9 million and 9.1 million shares of the Parent’s common stock, at March 31, 2024 and December 31, 2023, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 6.1 million and 5.7 million shares of the Parent’s common stock at March 31, 2024 and December 31, 2023, respectively. See further discussion of LTIP Units in Note 7.

NOTE 7. LONG-TERM COMPENSATION

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We have allocated participation points or a percentage of the compensation pool to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Morgan Stanley Capital International US REIT Index (the "Index") for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3.0% of the excess value created, subject to a maximum as defined by each performance period. POP awards cannot be paid at a time when we meet the outperformance hurdle yet our absolute TSR is negative. If after seven years our absolute TSR has not been positive, the awards will be forfeited.

The Outperformance Hurdle was met for the 2021 – 2023 performance period and the absolute maximum cap was earned and awarded in January 2024. The tables below include POP awards that were earned but are unvested, while any vested awards are reflected within the Consolidated Statements of Equity and Capital. The initial grant date fair value derived using a Monte Carlo valuation model was used in determining the grant date fair value per unit in the tables below.

Commencing in 2024, the named executive officers ("NEOs") and certain select employees will receive performance stock units ("PSUs") discussed below and no new awards will be made to these individuals under the POP. We granted participation points for the 2024 – 2026 performance period in January 2024, with a fair value of $19.0 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 4.2% and an expected volatility of 27.0% for Prologis and 20.0% for the Index. The 2024 – 2026 performance period has an absolute maximum cap of $60.0 million. If an award is earned at the end of the initial three-year performance period, then 20.0% of the POP award is paid at the end of the initial performance period and the remaining 80.0% is subject to additional seven-year cliff vesting. The 20.0% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement. Awards are in the form of common stock, restricted stock units, POP LTIP Units and LTIP Units.

Performance Stock Unit Plan ("PSU Plan")

On January 16, 2024, PSUs were granted under the Company's 2020 Long-Term Incentive Plan and will be settled in equity at the end of a three-year performance period, if applicable performance hurdles are met. Such hurdles are based on a performance scale of Prologis’ percentile ranking in the Index for a three-year performance period. Prologis must perform at the 55th percentile to earn a target award of 100.0%. The award is capped at 200.0% of target for performance at or above the 85th percentile. There is no payout in the event Prologis’ performance is below the 35th percentile and only 50.0% of target is earned at the 35th percentile. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to five years.

Index

We granted PSUs for the 2024 – 2026 performance period in January 2024, with a fair value of $30.6 million using a Monte Carlo valuation model. If an award is earned at the end of the initial three-year performance period, one-third of the award vests at the end of the performance period and the remaining award vests equally one and two years after the award is earned. The award is subject to an additional three-year holding requirement. Awards are in the form of common stock, restricted stock units (“RSUs”) and LTIP Units.

Other Equity-Based Compensation Plans and Programs

Our other equity-based compensation plans and programs include (i) the Prologis Promote Plan (“PPP”); (ii) the annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (iii) the annual bonus exchange program. Awards under these plans and programs may be issued in the form of RSUs or LTIP Units at the participant’s election. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted and the grant date value is charged to compensation expense over the service period.

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the three months ended March 31, 2024 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2024	2,097	$98.23
Granted	758	110.61
Vested and distributed	(437)	115.58
Forfeited	(15)	125.42
Balance at March 31, 2024	2,403	$98.81

LTIP Units

The following table summarizes the activity for LTIP Units for the three months ended March 31, 2024 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2024	5,379	$76.72
Granted	1,142	96.45
Vested LTIP Units	(600)	119.06
Forfeited	(4)	128.83
Balance at March 31, 2024	5,917	$76.20

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2024	2023
Net earnings attributable to common stockholders – Basic	$584,263	$463,170
Net earnings attributable to exchangeable limited partnership units (1)	14,852	11,743
Adjusted net earnings attributable to common stockholders – Diluted	$599,115	$474,913

Weighted average common shares outstanding – Basic	925,322	923,888
Incremental weighted average effect on exchange of limited partnership units (1)	23,555	23,535
Incremental weighted average effect of equity awards	5,035	4,201
Weighted average common shares outstanding – Diluted (2)	953,912	951,624

Net earnings per share attributable to common stockholders:
Basic	$0.63	$0.50
Diluted	$0.63	$0.50

Index

	Three Months Ended
	March 31,
Prologis, L.P.	2024	2023
Net earnings attributable to common unitholders	$599,047	$474,819
Net earnings attributable to Class A Units	(5,132)	(4,045)
Net earnings attributable to common unitholders – Basic	593,915	470,774
Net earnings attributable to Class A Units	5,132	4,045
Net earnings attributable to exchangeable other limited partnership units	68	94
Adjusted net earnings attributable to common unitholders – Diluted	$599,115	$474,913

Weighted average common partnership units outstanding – Basic	940,608	939,054
Incremental weighted average effect on exchange of Class A Units	8,128	8,070
Incremental weighted average effect on exchange of other limited partnership units	141	299
Incremental weighted average effect of equity awards of Prologis, Inc.	5,035	4,201
Weighted average common units outstanding – Diluted (2)	953,912	951,624

Net earnings per unit attributable to common unitholders:
Basic	$0.63	$0.50
Diluted	$0.63	$0.50

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
Class A Units	8,128	8,070
Other limited partnership units	299	299
Equity awards	8,963	7,773
Prologis, L.P.	17,390	16,142
Common limited partnership units	15,286	15,166
Prologis, Inc.	32,676	31,308

Index

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy and strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	March 31, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$-	$-	$291
British pound sterling	8,926	7,453	9,608	9,862
Canadian dollar	6,916	183	4,480	1,225
Chinese renminbi	2,158	-	1,630	50
Euro	22,522	3,232	19,252	8,229
Japanese yen	61,338	133	45,149	589
Swedish krona	4,617	633	3,304	2,279
Options
Mexican peso	1,306	-	1,263	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	976	4,317	1,759	7,030
Canadian dollar	68	1,045	756	5,608

Interest rate contracts
Cash flow hedges
Euro	-	20,835	118	27,034
U.S. dollar	-	-	-	31,964
Total fair value of derivatives	$108,827	$37,831	$87,319	$94,161

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2024						2023
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	213	524	442	384	56	1,619	283	601	349	331	81	1,645
New contracts ($)	51	88	46	59	8	252	6	9	49	27	41	132
Matured, expired or settled contracts ($)	(7)	(25)	(39)	(61)	(9)	(141)	(54)	(43)	(22)	(21)	(7)	(147)
Notional amounts at March 31 ($)	257	587	449	382	55	1,730	235	567	376	337	115	1,630

Weighted average forward rate at March 31	1.30	1.16	1.27	118.16			1.29	1.18	1.30	110.58
Active contracts at March 31	92	84	96	98			88	94	100	97

Index

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains and Other Income, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended March 31,
	2024	2023
Exercised contracts	45	52
Realized gains on the matured, expired or settled contracts	$18	$14
Unrealized gains (losses) on the change in fair value of outstanding contracts	$29	$(14)

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges ("NIHs") of our foreign operations and cash flow hedges ("CFHs") are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets and reflected within the AOCI/L table below.

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2024			2023
	CAD	GBP	Total	CAD	CNH	GBP	Total
Notional amounts at January 1 ($)	516	432	948	534	-	440	974
New contracts ($)	47	92	139	119	100	-	219
Matured, expired or settled contracts ($)	(400)	(93)	(493)	(124)	-	-	(124)
Notional amounts at March 31 ($)	163	431	594	529	100	440	1,069

Weighted average forward rate at March 31	1.36	1.25		1.30	6.72	1.28
Active contracts at March 31	2	4		6	1	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the three months ended March 31 (in millions):

	2024			2023
	EUR	USD	Total	EUR	USD	Total
Notional amounts at January 1 ($)	700	550	1,250	447	150	597
New contracts ($)	-	-	-	434	550	984
Matured, expired or settled contracts ($)	(171)	(550)	(721)	(709)	(700)	(1,409)
Notional amounts at March 31 ($)	529	-	529	172	-	172

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	March 31, 2024	December 31, 2023
British pound sterling	$1,307	$1,305
Canadian dollar	$369	$373

Index

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains and Other Income, Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest (in millions):

	Three Months Ended March 31,
	2024	2023
Unrealized gains (losses) on the unhedged portion	$10	$(4)

Accumulated Other Comprehensive Income (Loss) ("AOCI/L")

The change in AOCI/L in the Consolidated Statements of Equity during the periods presented was due to the following: i) the currency translation adjustments ("CTA") that we recognize due to the translation of the financial statements of our consolidated subsidiaries, whose functional currency is not the U.S. dollar, into U.S. dollars; and ii) the change in the fair value of the effective portion of our derivative financial instruments that have been designated as NIHs and CFHs and the translation of the hedged portion of our debt.

The following tables presents these changes in AOCI/L (in thousands):

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2024	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)
Other comprehensive income (loss), net	19,096	5,149	16,162	14,369	174,030	228,806
Balance at March 31, 2024	$(26,648)	$13,563	$326,688	$268,471	$(867,469)	$(285,395)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2023	$30,545	$22,584	$332,973	$329,983	$(1,159,694)	$(443,609)
Other comprehensive income (loss), net	(18,693)	(6,527)	(8,163)	(41,500)	22,068	(52,815)
Balance at March 31, 2023	$11,852	$16,057	$324,810	$288,483	$(1,137,626)	$(496,424)

(1)
We estimate an additional expense of $3.4 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from March 31, 2024, due to the amortization of settled derivatives designated as cash flow hedges.

(2)
Reclassification of amounts out of AOCI/L due to the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest is included herein.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Fair Value Measurements on a Recurring Basis

At March 31, 2024 and December 31, 2023, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2024 and December 31, 2023, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At March 31, 2024 and December 31, 2023, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Index

Fair Value of Financial Instruments

At March 31, 2024 and December 31, 2023, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2024 and December 31, 2023, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities	$1,031,266	$1,031,266	$979,313	$979,313
Senior notes	26,500,864	24,067,338	25,311,647	23,121,936
Term loans and unsecured other	1,737,132	1,725,043	2,330,520	2,322,827
Secured mortgage	288,405	268,125	379,021	357,731
Total	$29,557,667	$27,091,772	$29,000,501	$26,781,807

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

Index

The following reportable business segment revenues, net operating income and assets are presented in thousands:

	Three Months Ended March 31,
	2024	2023
Revenues:
Real estate segment:
U.S.	$1,757,371	$1,574,567
Other Americas	29,723	25,572
Europe	28,733	19,156
Asia	12,382	14,591
Total real estate segment	1,828,209	1,633,886
Strategic capital segment:
U.S.	46,103	53,696
Other Americas	16,285	14,195
Europe	44,800	43,533
Asia	21,224	23,277
Total strategic capital segment	128,412	134,701

Total revenues	1,956,621	1,768,587

Segment net operating income: (1)
Real estate segment:
U.S. (2)	1,312,621	1,171,983
Other Americas	22,893	19,178
Europe	18,774	14,210
Asia	7,420	8,777
Total real estate segment	1,361,708	1,214,148
Strategic capital segment:
U.S. (2)	5,146	21,567
Other Americas	9,963	8,942
Europe	23,092	22,604
Asia	11,400	9,879
Total strategic capital segment	49,601	62,992

Total segment net operating income	1,411,309	1,277,140

Non-segment items:
General and administrative expenses	(111,291)	(99,777)
Depreciation and amortization expenses	(637,505)	(602,367)
Gains on dispositions of development properties and land, net	40,308	-
Gains on other dispositions of investments in real estate, net	17,534	4,047
Operating income	720,355	579,043

Earnings from unconsolidated entities, net	72,472	75,779
Interest expense	(193,320)	(136,011)
Foreign currency, derivative and other gains and other income, net	63,564	8,614
Gains on early extinguishment of debt, net	536	3,275
Earnings before income taxes	$663,607	$530,700

Index

	March 31, 2024	December 31, 2023
Segment assets:
Real estate segment:
U.S.	$76,732,394	$76,633,566
Other Americas	2,186,421	2,029,438
Europe	2,356,294	2,366,539
Asia	754,985	793,916
Total real estate segment	82,030,094	81,823,459
Strategic capital segment: (3)
U.S.	10,499	10,499
Europe	25,280	25,280
Asia	186	203
Total strategic capital segment	35,965	35,982
Total segment assets	82,066,059	81,859,441

Non-segment items:
Investments in and advances to unconsolidated entities	9,691,101	9,543,970
Assets held for sale or contribution	382,793	461,657
Cash and cash equivalents	500,589	530,388
Other assets	669,768	625,384
Total non-segment items	11,244,251	11,161,399
Total assets	$93,310,310	$93,020,840

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

(3)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at March 31, 2024 and December 31, 2023.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2024 and 2023 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $7.1 million in 2024 and $12.1 million in 2023 for both assets and liabilities.

•
We capitalized $15.5 million and $14.7 million in 2024 and 2023, respectively, of equity-based compensation expense.

•
We received $85.1 million of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities in 2024, as disclosed in Note 3.

•
We issued 1.1 million and less than 0.1 million shares in 2024 and 2023, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We recognized a $150.1 million liability for installment payments to be made related to an acquisition of land in 2024.

•
We reinvested a distribution from an unconsolidated co-investment venture of $51.1 million in 2024.

We paid $210.7 million and $129.9 million for interest, net of amounts capitalized, during the three months ended March 31, 2024 and 2023, respectively.

We paid $58.1 million and $46.2 million for income taxes, net of refunds, during the three months ended March 31, 2024 and 2023, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 25, 2024

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of March 31, 2024, the related consolidated statements of income, comprehensive income, capital, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Operating Partnership as of December 31, 2023, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 25, 2024

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “aims,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in and management of our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

The importance of logistics supply chains has increased dramatically to our customers and the global economy. The long-term trends of e-commerce adoption and supply chain resiliency continue to drive the need for increased warehouse space to store and distribute goods. This demand has translated into meaningful increases in rents and low vacancy over the last several years. We believe this demand is driven by three primary factors: (i) customer supply chains re-positioning to address the significant shift to e-commerce and heightened service expectations; (ii) overall consumption and household growth; and (iii) our customers’ desire for more supply chain resiliency. We believe these forces will keep demand strong over the long term. In the short term, we expect some delay in our customers' leasing decisions over the next several quarters due to uncertainty in the economic and geopolitical environment.

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

Finally, we believe our long-standing dedication to Environmental, Social and Governance (“ESG”) practices creates value for our customers, investors, employees and the communities in which we do business. The principles of ESG are an important aspect of our business strategy that we believe delivers a strategic business advantage.

Our Global Presence

At March 31, 2024, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.2 billion square feet across the following geographies:

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our operating segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the three months ended March 31, 2024, within the consolidated operating portfolio, the weighted average lease term was 57 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Given the scarcity of modern logistics facilities in our target markets, our development business provides the opportunity to build to the evolving requirements of our customers while deepening our market presence. We believe we have a competitive advantage due to (i) the strategic locations of our global land bank and redevelopment sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that provide operational efficiencies for our customers; and (v) our procurement capabilities that allow us to secure high-demand construction materials at a lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the value of our Real Estate Segment. Generally, we develop properties in the U.S. to hold for the long-term and outside the U.S. for contribution to our unconsolidated co-investment ventures.

Strategic Capital Segment

Through the Strategic Capital Segment, we partner with many of the world’s largest institutional investors through unconsolidated co-investment ventures. The business is capitalized through private and public equity, of which 93% is in open ended ventures, long-term ventures or two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico). We align our interests with our partners by holding significant ownership interests in our nine unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

This segment produces durable, long-term cash flows and generally contributes 5% to 10% of our consolidated revenues, earnings and FFO, excluding promotes, all while requiring minimal capital other than our investment in the venture. We generate strategic capital revenue from our unconsolidated co-investment ventures, principally through asset management and property management services. Revenue earned from asset management fees is primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets based primarily on the total return of the investments over certain financial hurdles. Promote revenues are recognized when earned at the end

Index

of the promote period for the specific co-investment ventures. We plan to grow this business and increase revenues by increasing our assets under management in existing or new ventures. The majority of the strategic capital revenues are generated outside the U.S.

FUTURE GROWTH

We believe that the quality and scale of our portfolio, our ability to build out our land bank and redevelopment sites, our strategic capital business, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

(1)
Net effective rent ("NER") is calculated at the beginning of the lease using estimated total cash base rent to be received over the term and annualized and excludes fair value lease amortization from acquisitions. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous twelve months. Trailing NER change is based on the twelve months immediately prior to the period ended.

Rent change represents the percentage change in net effective rental rates (average rate over the lease term), on new and renewed leases, commenced during the period compared with previous net effective rental rates in that same space.

•
Rent Growth. As a result of several years of increases in market rents, our in-place leases have considerable upside potential to capture these higher rents and to drive future organic NOI growth. This is evident in the positive rent change we have experienced in every quarter since 2013 and was significant to our operating results over the last several years. We estimate that our share of the lease mark-to-market is approximately 50% (on an NER basis), which represents the growth rate from in-place rents to current market rents based on our share of the O&M portfolio at March 31, 2024. Therefore, even if there was no additional market rent growth in the future, we expect our lease renewals to translate into significant increases in future rental income.

•
Value Creation from Development. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgment of market conditions, opportunities and risks. One of the ways in which we create value is through our focus on sourcing well-located land and redevelopment sites through acquisition opportunities, including our innovative approach with Covered Land Plays ("CLP"), which are income-producing assets acquired with the intention to redevelop for higher and better use as industrial properties. Based on our current estimates, our consolidated land, including options and CLP, has the potential to support the development of $34.2 billion ($38.5 billion on an O&M basis) of TEI of new logistics space. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. The co-investment ventures provide capital from third parties that allows us to grow our O&M portfolio, contribute to self-funding our development activities through the sale of newly developed assets to these vehicles and produce substantial fees for our management of the assets. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At March 31, 2024, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $52.4 billion across 508 million square feet.

•
Balance Sheet Strength. We have a long-held strategy to build and maintain a balance sheet that is strong and flexible by using conservative levels of financial leverage. At March 31, 2024, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average interest rate was 3.0%. Prior to the current rising interest rate environment, we were able to take advantage of lower interest rates through our refinancing activities and substantially addressed our debt maturities until 2026. At March 31, 2024, we had total available liquidity of $5.8 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

Index

•
Our Scale Drives Efficiency. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate.

•
Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale in procurement and innovating through data analytics and digitization efforts. This includes investments in early and growth-stage companies that are focused on emerging technologies for the logistics sector. Through Prologis Essentials, we support our customers through service and product offerings, including innovative solutions to operations and energy and sustainability needs that can make our customers' decision process easier while helping them advance their environmental goals.

SUMMARY OF THE THREE MONTHS ENDED MARCH 31, 2024

Our operating results were strong during the three months ended March 31, 2024. Due to increases in market rents over the last several years, our existing lease mark-to-market drove rent change on rollover and same-store growth in our O&M portfolio. Our O&M operating portfolio occupancy was 97.0% at March 31, 2024 and rent change on leases that commenced during the three months ended March 31, 2024 was 67.6%, on a net effective basis based on our ownership share.

While our proprietary metrics around property tours and proposals are positive, we expect some delay in our customers' leasing decisions over the next several quarters due to uncertainty in the economic and geopolitical environment. Despite the current environment, we believe we are well positioned to organically grow revenues over the long-term given the cumulative growth in market rents over the last several years and our existing high lease mark-to-market.

We completed the following significant activities in 2024, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $285 million and realized net gains of $57 million, principally from the contribution of a property to an unconsolidated co-investment venture in Europe and sale of a non-strategic property to a third party.

•
At March 31, 2024, we had total available liquidity of $5.8 billion, including borrowing capacity on our credit facilities of $5.3 billion and unrestricted cash balances of $501 million.

•
In March 2024, we established a commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes (“CPNs”) denominated in U.S. dollars. At any point in time, we are required to maintain available commitments under our credit facilities in an amount at least equal to the amount of the CPNs outstanding.

•
In February 2024, we extinguished a $500 million U.S. dollar term loan.

•
We issued $1.9 billion of senior notes with an issuance date weighted average interest rate of 4.8% and weighted average maturity of 13 years (principal in millions):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
January		$1,250	$1,250	5.1%	17.3	March 2034 – 2054
February	CN¥	1,500	$211	3.5%	3.0	February 2027
March	C$	550	$405	4.7%	5.0	March 2029
Total			$1,866	4.8%	13.0

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Index

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the three months ended March 31 (in millions):

	2024	2023
Real estate segment:
Rental revenues	$1,828	$1,634
Rental expenses	(454)	(413)
Other expenses	(12)	(7)
Real Estate Segment – NOI	1,362	1,214

Strategic capital segment:
Strategic capital revenues	128	135
Strategic capital expenses	(78)	(72)
Strategic Capital Segment – NOI	50	63

General and administrative expenses	(111)	(100)
Depreciation and amortization expenses	(638)	(602)
Operating income before gains on real estate transactions, net	663	575
Gains on dispositions of development properties and land, net	40	-
Gains on other dispositions of investments in real estate, net	17	4
Operating income	$720	$579

See Note 10 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each business segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Segment

This operating segment principally includes rental revenue and rental expenses recognized from our consolidated properties. This segment also includes the operating results of our energy assets. We allocate the costs of our property management and leasing functions to the Real Estate Segment through Rental Expenses and the Strategic Capital Segment through Strategic Capital Expenses, both in the Consolidated Financial Statements, based on the square footage of the relative portfolios. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Segment NOI for the three months ended March 31, derived directly from line items in the Consolidated Financial Statements (in millions):

	2024	2023
Rental revenues	$1,828	$1,634
Rental expenses	(454)	(413)
Other expenses	(12)	(7)
Real Estate Segment – NOI	$1,362	$1,214

The change in Real Estate Segment (“RES”) NOI for the three months ended March 31, 2024 compared to the same period in 2023 of $148 million was impacted by the following activities (in millions):

(1)
During both periods, we experienced positive rental rate growth due to increases in market rents over the last several years. Rental rate growth is a combination of higher rental rates on rollover of leases (or rent change) and contractual rent increases on existing leases. If a lease has a contractual rent increase driven by a metric that is not known at the time the lease commences,

Index

such as the consumer price index or a similar metric, the rent increase is not included in rent leveling and therefore impacts the rental revenue we recognize. Significant rent change during both periods continues to be a key driver in increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
Acquisition activity is principally due to the $3.1 billion real estate portfolio acquired in the U.S. on June 29, 2023. Acquisition activity also includes the fair value lease amortization to rental revenues due to in-place leases that were primarily below market at the time of the acquisition.

(3)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2023 through March 31, 2024.

Below are key operating metrics of our consolidated operating portfolio.

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Development Activity

The following table summarizes consolidated development activity for the three months ended March 31 (dollars and square feet in millions):

	2024	2023
Starts:
Number of new development buildings started during the period	7	2
Square feet	2	1
TEI	$271	$59
Percentage of build-to-suits based on TEI	22.2%	100.0%

Stabilizations:
Number of development buildings stabilized during the period	16	15
Square feet	3	6
TEI	$515	$700
Percentage of build-to-suits based on TEI	43.6%	50.8%
Weighted average stabilized yield (1)	5.7%	6.5%
Estimated value at completion	$565	$961
Estimated weighted average margin (2)	9.8%	37.3%
Estimated value creation	$50	$261

(1)
We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)
Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI. Development margins fluctuate depending on several factors including cost of capital, changes in capitalization rates that are used to estimate value at completion and location and type of development, such as build-to-suit development.

At March 31, 2024, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before August 2026 with a TEI of $7.5 billion and was 39.3% leased. Our investment in the development portfolio was $4.4 billion at March 31, 2024, leaving $3.1 billion remaining to be spent.

Index

Capital Expenditures

We capitalize costs incurred in improving and leasing our operating properties as part of the investment basis or within Other Assets in the Consolidated Balance Sheets. The following graph summarizes recurring capitalized expenditures and leasing costs of our consolidated operating properties during each quarter and excludes development costs and spend subsequent to stabilization that is structural in nature and non-recurring:

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

Below are the components of Strategic Capital Segment NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2024	2023
Strategic capital revenues	$128	$135
Strategic capital expenses	(78)	(72)
Strategic Capital Segment – NOI	$50	$63

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the three months ended March 31 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Strategic capital revenues ($) (2)
Recurring fees (3)	41	46	14	12	41	40	19	20	115	118
Transactional fees (4)	5	8	2	2	4	4	2	3	13	17
Total strategic capital revenues ($)	46	54	16	14	45	44	21	23	128	135
Strategic capital expenses ($) (2)	(41)	(33)	(6)	(5)	(22)	(21)	(9)	(13)	(78)	(72)
Strategic Capital Segment– NOI ($)	5	21	10	9	23	23	12	10	50	63

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

For promotes earned after January 2024, we amended the Prologis Promote Plan ("PPP") to award up to 25% of the third-party portion of the promotes earned by us from the co-investment ventures to our employees. This award is issued as a combination

Index

of cash and equity-based awards, pursuant to the terms of the PPP and expensed through Strategic Capital Expenses in the Consolidated Statements of Income, as vested. For promotes earned prior to January 2024, up to 40% of the third-party portion of promotes earned was awarded to certain employees.

(3)
Recurring fees include asset management and property management fees.

(4)
Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

G&A Expenses

G&A expenses were $111 million and $100 million for the three months ended March 31, 2024 and 2023, respectively. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the three months ended March 31 (dollars in millions):

	2024	2023
Building and land development activities	$40	$37
Operating building improvements and other	16	15
Total capitalized G&A expenses	$56	$52
Capitalized compensation and related costs as a percent of total	25.2%	24.5%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $638 million and $602 million for the three months ended March 31, 2024 and 2023, respectively.

The change in depreciation and amortization expenses during the three months ended March 31, 2024 from the same period in 2023 of approximately $36 million was impacted by the following (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $40 million for the three months ended March 31, 2024, primarily from the contribution of a property we developed to an unconsolidated co-investment venture in Europe. Gains on other dispositions of investments in real estate were $17 million and $4 million for the three months ended March 31, 2024 and 2023, respectively, from the sale of non-strategic properties to third parties. Historically, we have utilized the proceeds from these transactions primarily to fund our acquisition and development activities. See Note 2 to the Consolidated Financial Statements for further information on these transactions.

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

Index

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

	March 31, 2024			December 31, 2023
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,978	636	97.0%	2,957	631	97.6%
Unconsolidated	2,248	508	97.0%	2,242	507	97.5%
Total	5,226	1,144	97.0%	5,199	1,138	97.6%

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

We define our same store population for the three months ended March 31, 2024 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2023 and owned throughout the same three-month period in both 2023 and 2024. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2023) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

Index

As non-GAAP financial measures, the same store metrics have certain limitations as analytical tools and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures, as follows for the three months ended March 31, (dollars in millions):

			Percentage
	2024	2023	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,828	$1,634
Rental expenses	(454)	(413)
Consolidated Property NOI	1,374	1,221

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(190)	(80)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	778	741
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(621)	(594)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,341	$1,288	4.1%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(112)	(124)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(8)	(12)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	6	9
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,227	$1,161	5.7%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at March 31, 2024 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

(3)
We further remove certain noncash items (straight-line rent and fair value lease amortization) included in the financial statements prepared in accordance with U.S. GAAP to reflect a Same Store Property NOI – Cash measure.

We manage our business and compensate our executives based on the same store results of our O&M portfolio at 100% as we manage our portfolio on an ownership blind basis. We calculate those results by including 100% of the properties included in our same store portfolio.

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are generally accounted for using the equity method, of $72 million and $76 million for the three months ended March 31, 2024 and 2023, respectively.

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

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2024	2023
Gross interest expense	$205	$141
Amortization of debt discount and debt issuance costs, net	18	18
Capitalized amounts	(30)	(23)
Net interest expense	$193	$136
Weighted average effective interest rate during the period	2.9%	2.5%

Interest expense increased during the three months ended March 31, 2024, as compared to the same period in 2023, principally due to the issuance of senior notes to finance our acquisition and development activities and higher interest rates on new issuances and our credit facilities. We issued $1.9 billion of senior notes during the three months ended March 31, 2024 and $5.4 billion during the year ended December 31, 2023, with a weighted average interest rate of 4.8% and 4.7%, respectively, at the issuance date.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains and Other Income, net

We recognized foreign currency, derivative and other gains and other income, net, of $64 million and $9 million for the three months ended March 31, 2024 and 2023, respectively. Included in these amounts was interest income earned on short-term investments.

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

The following table details our foreign currency and derivative gains, net for the three months ended March 31 included in earnings (in millions):

	2024	2023
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$18	$14
Total realized foreign currency and derivative gains, net	18	14

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	39	(18)
Gains (losses) on remeasurement of certain assets and liabilities	(5)	8
Total unrealized foreign currency and derivative gains (losses), net	34	(10)
Total foreign currency and derivative gains, net	$52	$4

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

The following table summarizes our income tax expense for the three months ended March 31 (in millions):

	2024	2023
Current income tax expense:
Income tax expense	$27	$26
Income tax expense on dispositions	5	2
Total current income tax expense	32	28

Deferred income tax expense:
Income tax expense	1	4
Total deferred income tax expense	1	4
Total income tax expense	$33	$32

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $45 million and $34 million for the three months ended March 31, 2024 and 2023, respectively. Included in these amounts were $15 million and $12 million for the three months ended March 31, 2024 and 2023, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the three months ended March 31, 2024 and 2023, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2024, 121 properties in our development portfolio were 39.3% leased with a current investment of $4.4 billion and a TEI of $7.5 billion when completed and leased, leaving $3.1 billion of estimated additional required investment);

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

•
repayment of debt and scheduled principal payments of $107 million in the remainder of 2024 and $434 million in 2025;

•
additional investments in current and future unconsolidated co-investment ventures and other ventures; and

•
the acquisition of operating properties or portfolios of operating properties (depending on market and other conditions), for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our unconsolidated entities).

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

•
available unrestricted cash balances ($501 million at March 31, 2024);

•
borrowing capacity under our current credit facility arrangements that allow us to borrow on a short-term basis, with original maturities ranging from overnight to three months ($5.3 billion available at March 31, 2024), including our commercial paper program that we established in the first quarter of 2024; and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	March 31, 2024			December 31, 2023
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	2.1%	$1,292	4.4%	2.1%	$1,300	4.5%
Canadian dollar	5.1%	1,124	3.8%	5.0%	830	2.9%
Chinese renminbi	3.7%	452	1.5%	3.7%	242	0.8%
Euro	2.1%	9,947	33.7%	2.0%	10,084	34.8%
Japanese yen	1.0%	3,107	10.5%	1.0%	3,086	10.6%
U.S. dollar	4.0%	13,636	46.1%	4.1%	13,459	46.4%
Total debt (1)	3.0%	$29,558	100.0%	3.0%	$29,001	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at March 31, 2024 and December 31, 2023 was 10 and 9 years, respectively.

Index

Our credit ratings at March 31, 2024, were A from Standard & Poor's with a stable outlook and A3 from Moody’s with a positive outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At March 31, 2024, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at March 31, 2024 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$239	$239	2026 – 2027 (2)
Prologis Brazil Logistics Venture	42	168	210	2026
Prologis European Logistics Fund	-	211	211	2027 (2)
Prologis Japan Core Logistics Fund	94	483	577	2033
Prologis China Logistics Venture	211	1,199	1,410	2024 – 2028
Total	$347	$2,300	$2,647

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at March 31, 2024.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2024	2023
Net cash provided by operating activities	$1,055	$1,114
Net cash used in investing activities	$(1,084)	$(1,049)
Net cash provided by financing activities	$2	$172
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(30)	$244

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the three months ended March 31, 2024 and 2023:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $159 million and $144 million in 2024 and 2023, respectively.

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

Index

•
G&A expenses and equity-based compensation awards. We incurred $111 million and $100 million of G&A expenses in 2024 and 2023, respectively. We recognized equity-based, noncash compensation expenses of $67 million and $63 million in 2024 and 2023, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $127 million and $135 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2024 and 2023, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $211 million and $130 million in 2024 and 2023, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $58 million and $46 million in 2024 and 2023, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. This activity includes real estate portfolios, land for future development, operating properties and other real estate assets. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the three months ended March 31, 2024 and 2023:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $315 million and $40 million in 2024 and 2023, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $1 million and $21 million in 2024 and 2023, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Proceeds from the settlement of net investment hedges. We received proceeds of $10 million and $5 million for the settlement of net investment hedges in 2024 and 2023, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the three months ended March 31 (in millions):

	2024	2023
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$325	$2
Secured mortgage debt	89	-
Senior notes	-	89
Term loans	500	-
Total	$914	$91

Proceeds from the issuance of debt
Secured mortgage debt	$5	$7
Senior notes	1,853	2,538
Total	$1,858	$2,545

Index

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $8.5 billion at March 31, 2024. These ventures had total third-party debt of $15.4 billion at March 31, 2024 with a weighted average remaining maturity of 7 years and weighted average interest rate of 3.2%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 28.6% at March 31, 2024 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At March 31, 2024, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.96 and $0.87 per common share in the first quarter of 2024 and 2023, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A common limited partnerships units ("Class A Units") in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in the first quarter of 2024 and 2023.

At March 31, 2024, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Index

We calculate our FFO measures, as defined below, based on our proportionate ownership share of both our unconsolidated and consolidated ventures. We reflect our share of our FFO measures for unconsolidated ventures by applying our average ownership percentage for the period to the applicable adjusting items on an entity-by-entity basis. We reflect our share for consolidated ventures in which we do not own 100% of the equity by adjusting our FFO measures to remove the noncontrolling interests share of the applicable adjusting items based on our average ownership percentage for the applicable periods.

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

•
current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in earnings that is excluded from our defined FFO measure; and

•
foreign currency exchange gains and losses resulting from (i) debt transactions between us and our foreign entities; (ii) third-party debt that is used to hedge our investment in foreign entities; (iii) derivative financial instruments related to any such debt transactions; and (iv) mark-to-market adjustments associated with derivative and other financial instruments.

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

	2024	2023
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$584	$463

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	622	590
Gains on other dispositions of investments in real estate, net of taxes	(17)	(3)
Adjustments related to noncontrolling interests	(16)	(18)
Our proportionate share of adjustments related to unconsolidated entities	119	115
NAREIT defined FFO attributable to common stockholders/unitholders	1,292	1,147

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	(35)	8
Deferred income tax expense	1	4
FFO, as modified by Prologis attributable to common stockholders/unitholders	1,258	1,159

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(40)	-
Current income tax expense on dispositions	5	-
Gains on early extinguishment of debt, net	(1)	(3)
Our proportionate share of adjustments related to unconsolidated entities	-	1
Core FFO attributable to common stockholders/unitholders	$1,222	$1,157

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. See also Note 9 in the Consolidated Financial Statements in Item 1 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at March 31, 2024. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange

Index

rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments, such as foreign currency contracts, that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At March 31, 2024, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the three months ended March 31, 2024, $137 million or 7.0% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts, that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At March 31, 2024, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.7 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $173 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At March 31, 2024, $28.1 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At March 31, 2024, $2.0 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at March 31, 2024 (dollars in millions):

	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt	$107	$170	$1,451	$1,982	$24,410	$28,120	$25,072
Weighted average interest rate (1)	3.7%	3.2%	3.3%	2.2%	3.0%	3.0%

Variable rate debt
Credit facilities	$-	$-	$330	$701	$-	$1,031	$1,031
Secured mortgage debt	-	43	-	-	-	43	42
Term loans	-	221	562	-	165	948	947
Total variable rate debt	$-	$264	$892	$701	$165	$2,022	$2,020

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At March 31, 2024, the weighted average effective interest rate on our variable rate debt was 2.7% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at March 31, 2024. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million for the quarter ended March 31, 2024, which equates to a change in interest rates of 27 basis points on our average outstanding variable rate debt balances and one basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Index

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At March 31, 2024, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2024, we issued 1.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the "Act"), afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

4.1	Form of Officers’ Certificate related to the 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on January 25, 2024).

4.2	Form of 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on January 25, 2024).

4.3	Form of Officers’ Certificate related to the 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on January 25, 2024).

4.4	Form of 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on January 25, 2024).

4.5	Form of Officers’ Certificate related to the 4.700% Notes due 2029 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on March 1, 2024).

4.6	Form of 4.700% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report 8-K filed on March 1, 2024).

10.1	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed January 17, 2024).

10.2	Form of First Amendment to Fourth Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.2 to Prologis' Current Report on Form 8-K filed on January 17, 2024).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: April 25, 2024