Form 10-Q
period 2024-06-30
Prologis, Inc.; Prologis, L.P.
filed 2024-07-26
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(415) 394-9000

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Prologis, Inc.	Common Stock, $0.01 par value	PLD	New York Stock Exchange
Prologis, L.P.	3.000% Notes due 2026	PLD/26	New York Stock Exchange
Prologis, L.P.	2.250% Notes due 2029	PLD/29	New York Stock Exchange
Prologis, L.P.	5.625% Notes due 2040	PLD/40	New York Stock Exchange

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 24, 2024, was approximately 925,911,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2024, the Parent owned a 97.62% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.38% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Investments in real estate properties	$89,733,809	$88,666,575
Less accumulated depreciation	11,869,054	10,931,485
Net investments in real estate properties	77,864,755	77,735,090
Investments in and advances to unconsolidated entities	9,764,870	9,543,970
Assets held for sale or contribution	515,895	461,657
Net investments in real estate	88,145,520	87,740,717

Cash and cash equivalents	598,347	530,388
Other assets	4,793,551	4,749,735
Total assets	$93,537,418	$93,020,840

LIABILITIES AND EQUITY
Liabilities:
Debt	$29,904,620	$29,000,501
Accounts payable and accrued expenses	1,647,877	1,766,018
Other liabilities	4,061,600	4,430,601
Total liabilities	35,614,097	35,197,120

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2024 and December 31, 2023	63,948	63,948
Common stock; $0.01 par value; 925,880 shares and 924,391 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9,259	9,244
Additional paid-in capital	54,392,526	54,249,801
Accumulated other comprehensive loss	(156,053)	(514,201)
Distributions in excess of net earnings	(964,620)	(627,068)
Total Prologis, Inc. stockholders’ equity	53,345,060	53,181,724
Noncontrolling interests	4,578,261	4,641,996
Total equity	57,923,321	57,823,720
Total liabilities and equity	$93,537,418	$93,020,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Rental	$1,852,376	$1,651,454	$3,680,034	$3,285,224
Strategic capital	154,742	799,035	283,154	933,736
Development management and other	836	482	1,387	598
Total revenues	2,007,954	2,450,971	3,964,575	4,219,558
Expenses:
Rental	445,235	387,938	899,492	800,492
Strategic capital	70,536	150,906	149,347	222,615
General and administrative	106,596	95,647	217,887	195,424
Depreciation and amortization	637,305	602,168	1,274,810	1,204,535
Other	11,444	12,160	23,688	19,344
Total expenses	1,271,116	1,248,819	2,565,224	2,442,410

Operating income before gains on real estate transactions, net	736,838	1,202,152	1,399,351	1,777,148
Gains on dispositions of development properties and land, net	87,174	184,877	127,482	184,877
Gains on other dispositions of investments in real estate, net	199,326	24,761	216,860	28,808
Operating income	1,023,338	1,411,790	1,743,693	1,990,833

Other income (expense):
Earnings from unconsolidated entities, net	102,337	70,642	174,809	146,421
Interest expense	(208,267)	(149,818)	(401,587)	(285,829)
Foreign currency, derivative and other gains and other income, net	37,152	26,104	100,716	34,718
Gains on early extinguishment of debt, net	-	-	536	3,275
Total other expense	(68,778)	(53,072)	(125,526)	(101,415)
Earnings before income taxes	954,560	1,358,718	1,618,167	1,889,418
Income tax expense	(43,059)	(79,227)	(75,859)	(111,298)
Consolidated net earnings	911,501	1,279,491	1,542,308	1,778,120
Less net earnings attributable to noncontrolling interests	50,153	63,463	95,245	97,469
Net earnings attributable to controlling interests	861,348	1,216,028	1,447,063	1,680,651
Less preferred stock dividends	1,503	1,475	2,955	2,928
Net earnings attributable to common stockholders	$859,845	$1,214,553	$1,444,108	$1,677,723

Weighted average common shares outstanding – Basic	926,276	924,191	925,812	924,087
Weighted average common shares outstanding – Diluted	953,200	951,706	953,439	951,638

Net earnings per share attributable to common stockholders – Basic	$0.93	$1.31	$1.56	$1.82
Net earnings per share attributable to common stockholders – Diluted	$0.92	$1.31	$1.55	$1.81

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated net earnings	$911,501	$1,279,491	$1,542,308	$1,778,120
Other comprehensive income:
Foreign currency translation gains, net	120,471	166,049	329,443	137,948
Unrealized gains (losses) on derivative contracts, net	10,687	2,153	35,523	(23,700)
Comprehensive income	1,042,659	1,447,693	1,907,274	1,892,368
Net earnings attributable to noncontrolling interests	(50,153)	(63,463)	(95,245)	(97,469)
Other comprehensive income attributable to noncontrolling interests	(1,816)	(4,148)	(6,818)	(3,009)
Comprehensive income attributable to common stockholders	$990,690	$1,380,082	$1,805,211	$1,791,890

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended June 30, 2024 and 2023

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2024	$63,948	925,790	$9,258	$54,336,001	$(285,395)	$(933,159)	$4,606,465	$57,797,118
Consolidated net earnings	-	-	-	-	-	861,348	50,153	911,501
Effect of equity compensation plans	-	(25)	-	18,248	-	-	45,045	63,293
Capital contributions	-	-	-	-	-	-	4,761	4,761
Redemption of noncontrolling interests	-	115	1	6,619	-	-	(6,873)	(253)
Foreign currency translation gains, net	-	-	-	-	118,911	-	1,560	120,471
Unrealized gains on derivative contracts, net	-	-	-	-	10,431	-	256	10,687
Reallocation of equity	-	-	-	31,656	-	-	(31,656)	-
Dividends ($0.96 per common share) and other distributions	-	-	-	2	-	(892,809)	(91,450)	(984,257)
Balance at June 30, 2024	$63,948	925,880	$9,259	$54,392,526	$(156,053)	$(964,620)	$4,578,261	$57,923,321

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2023	$63,948	923,453	$9,235	$54,058,036	$(496,424)	$(799,577)	$4,630,011	$57,465,229
Consolidated net earnings	-	-	-	-	-	1,216,028	63,463	1,279,491
Effect of equity compensation plans	-	36	-	21,687	-	-	32,410	54,097
Capital contributions	-	-	-	-	-	-	1,698	1,698
Redemption of noncontrolling interests	-	372	4	21,494	-	-	(45,698)	(24,200)
Foreign currency translation gains, net	-	-	-	-	161,967	-	4,082	166,049
Unrealized gains on derivative contracts, net	-	-	-	-	2,087	-	66	2,153
Reallocation of equity	-	-	-	14,378	-	-	(14,378)	-
Dividends ($0.87 per common share) and other distributions	-	-	-	(3)	-	(807,230)	(59,460)	(866,693)
Balance at June 30, 2023	$63,948	923,861	$9,239	$54,115,592	$(332,370)	$(390,779)	$4,612,194	$58,077,824

Six Months Ended June 30, 2024 and 2023

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2024	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720
Consolidated net earnings	-	-	-	-	-	1,447,063	95,245	1,542,308
Effect of equity compensation plans	-	293	3	33,349	-	-	99,878	133,230
Capital contributions	-	-	-	-	-	-	6,031	6,031
Redemption of noncontrolling interests	-	1,196	12	68,639	-	-	(69,150)	(499)
Foreign currency translation gains, net	-	-	-	-	323,472	-	5,971	329,443
Unrealized gains on derivative contracts, net	-	-	-	-	34,676	-	847	35,523
Reallocation of equity	-	-	-	40,744	-	-	(40,744)	-
Dividends ($1.92 per common share) and other distributions	-	-	-	(7)	-	(1,784,615)	(161,813)	(1,946,435)
Balance at June 30, 2024	$63,948	925,880	$9,259	$54,392,526	$(156,053)	$(964,620)	$4,578,261	$57,923,321

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2023	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-	-	-	-	-	1,680,651	97,469	1,778,120
Effect of equity compensation plans	-	324	4	35,155	-	-	83,826	118,985
Capital contributions	-	-	-	-	-	-	1,698	1,698
Redemption of noncontrolling interests	-	395	4	22,798	-	-	(89,271)	(66,469)
Foreign currency translation gains, net	-	-	-	-	134,372	-	3,576	137,948
Unrealized losses on derivative contracts, net	-	-	-	-	(23,133)	-	(567)	(23,700)
Reallocation of equity	-	-	-	(7,765)	-	-	7,765	-
Dividends ($1.74 per common share) and other distributions	-	-	-	(3)	-	(1,613,735)	(118,113)	(1,731,851)
Balance at June 30, 2023	$63,948	923,861	$9,239	$54,115,592	$(332,370)	$(390,779)	$4,612,194	$58,077,824

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Consolidated net earnings	$1,542,308	$1,778,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(303,309)	(292,799)
Equity-based compensation awards	121,782	152,774
Depreciation and amortization	1,274,810	1,204,535
Earnings from unconsolidated entities, net	(174,809)	(146,421)
Operating distributions from unconsolidated entities	255,800	235,656
Decrease (increase) in operating receivables from unconsolidated entities	22,234	(625,211)
Amortization of debt discounts and debt issuance costs, net	38,112	35,755
Gains on dispositions of development properties and land, net	(127,482)	(184,877)
Gains on other dispositions of investments in real estate, net	(216,860)	(28,808)
Unrealized foreign currency and derivative losses (gains), net	(37,945)	12,023
Gains on early extinguishment of debt, net	(536)	(3,275)
Deferred income tax expense	10,505	5,295
Decrease (increase) in other assets	(53,252)	122,475
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(209,445)	64,193
Net cash provided by operating activities	2,141,913	2,329,435
Investing activities:
Real estate development	(1,555,152)	(1,711,632)
Real estate acquisitions	(525,560)	(3,449,083)
Duke Transaction, net of cash acquired	-	(22,132)
Tenant improvements and lease commissions on previously leased space	(215,706)	(168,054)
Property improvements	(126,312)	(73,800)
Proceeds from dispositions and contributions of real estate	1,050,498	774,625
Investments in and advances to unconsolidated entities	(364,505)	(172,843)
Return of investment from unconsolidated entities	17,394	288,501
Proceeds from the settlement of net investment hedges	12,797	21,231
Payments on the settlement of net investment hedges	(1,350)	-
Net cash used in investing activities	(1,707,896)	(4,513,187)
Financing activities:
Dividends paid on common and preferred stock	(1,784,615)	(1,613,735)
Noncontrolling interests contributions	6,031	1,698
Noncontrolling interests distributions	(161,813)	(118,113)
Settlement of noncontrolling interests	(499)	(66,469)
Tax paid with shares withheld	(21,925)	(18,477)
Debt and equity issuance costs paid	(19,741)	(51,619)
Net payments on credit facilities and commercial paper	(472,181)	(917,985)
Repurchase of and payments on debt	(915,631)	(268,576)
Proceeds from the issuance of debt	3,016,962	5,505,222
Net cash provided by (used in) financing activities	(353,412)	2,451,946

Effect of foreign currency exchange rate changes on cash	(12,646)	(15,567)
Net increase in cash and cash equivalents	67,959	252,627
Cash and cash equivalents, beginning of period	530,388	278,483
Cash and cash equivalents, end of period	$598,347	$531,110

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2024	December 31, 2023
ASSETS
Investments in real estate properties	$89,733,809	$88,666,575
Less accumulated depreciation	11,869,054	10,931,485
Net investments in real estate properties	77,864,755	77,735,090
Investments in and advances to unconsolidated entities	9,764,870	9,543,970
Assets held for sale or contribution	515,895	461,657
Net investments in real estate	88,145,520	87,740,717

Cash and cash equivalents	598,347	530,388
Other assets	4,793,551	4,749,735
Total assets	$93,537,418	$93,020,840

LIABILITIES AND CAPITAL
Liabilities:
Debt	$29,904,620	$29,000,501
Accounts payable and accrued expenses	1,647,877	1,766,018
Other liabilities	4,061,600	4,430,601
Total liabilities	35,614,097	35,197,120

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,281,112	53,117,776
Limited partners – common	879,924	848,160
Limited partners – Class A common	421,376	469,561
Total partners’ capital	54,646,360	54,499,445
Noncontrolling interests	3,276,961	3,324,275
Total capital	57,923,321	57,823,720
Total liabilities and capital	$93,537,418	$93,020,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Rental	$1,852,376	$1,651,454	$3,680,034	$3,285,244
Strategic capital	154,742	799,035	283,154	933,736
Development management and other	836	482	1,387	598
Total revenues	2,007,954	2,450,971	3,964,575	4,219,558
Expenses:
Rental	445,235	387,938	899,492	800,492
Strategic capital	70,536	150,906	149,347	222,615
General and administrative	106,596	95,647	217,887	195,424
Depreciation and amortization	637,305	602,168	1,274,810	1,204,535
Other	11,444	12,160	23,688	19,344
Total expenses	1,271,116	1,248,819	2,565,224	2,442,410

Operating income before gains on real estate transactions, net	736,838	1,202,152	1,399,351	1,777,148
Gains on dispositions of development properties and land, net	87,174	184,877	127,482	184,877
Gains on other dispositions of investments in real estate, net	199,326	24,761	216,860	28,808
Operating income	1,023,338	1,411,790	1,743,693	1,990,833

Other income (expense):
Earnings from unconsolidated entities, net	102,337	70,642	174,809	146,421
Interest expense	(208,267)	(149,818)	(401,587)	(285,829)
Foreign currency, derivative and other gains and other income, net	37,152	26,104	100,716	34,718
Gains on early extinguishment of debt, net	-	-	536	3,275
Total other expense	(68,778)	(53,072)	(125,526)	(101,415)
Earnings before income taxes	954,560	1,358,718	1,618,167	1,889,418
Income tax expense	(43,059)	(79,227)	(75,859)	(111,298)
Consolidated net earnings	911,501	1,279,491	1,542,308	1,778,120
Less net earnings attributable to noncontrolling interests	28,802	32,863	59,110	55,220
Net earnings attributable to controlling interests	882,699	1,246,628	1,483,198	1,722,900
Less preferred unit distributions	1,503	1,475	2,955	2,928
Net earnings attributable to common unitholders	$881,196	$1,245,153	$1,480,243	$1,719,972

Weighted average common units outstanding – Basic	941,858	939,250	941,242	939,276
Weighted average common units outstanding – Diluted	953,200	951,706	953,439	951,638

Net earnings per unit attributable to common unitholders – Basic	$0.93	$1.31	$1.56	$1.82
Net earnings per unit attributable to common unitholders – Diluted	$0.92	$1.31	$1.55	$1.81

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated net earnings	$911,501	$1,279,491	$1,542,308	$1,778,120
Other comprehensive income:
Foreign currency translation gains, net	120,471	166,049	329,443	137,948
Unrealized gains (losses) on derivative contracts, net	10,687	2,153	35,523	(23,700)
Comprehensive income	1,042,659	1,447,693	1,907,274	1,892,368
Net earnings attributable to noncontrolling interests	(28,802)	(32,863)	(59,110)	(55,220)
Other comprehensive loss (income) attributable to noncontrolling interests	1,351	(93)	1,929	(280)
Comprehensive income attributable to common unitholders	$1,015,208	$1,414,737	$1,850,093	$1,836,868

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended June 30, 2024 and 2023

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2024	1,279	$63,948	925,790	$53,126,705	15,044	$863,303	7,895	$432,386	$3,310,776	$57,797,118
Consolidated net earnings	-	-	-	861,348	-	14,417	-	6,934	28,802	911,501
Effect of equity compensation plans	-	-	(25)	18,248	130	45,045	-	-	-	63,293
Capital contributions	-	-	-	-	-	-	-	-	4,761	4,761
Redemption of limited partners units	-	-	115	6,620	117	6,614	(245)	(13,487)	-	(253)
Foreign currency translation gains (losses), net	-	-	-	118,911	-	2,018	-	893	(1,351)	120,471
Unrealized gains on derivative contracts, net	-	-	-	10,431	-	179	-	77	-	10,687
Reallocation of capital	-	-	-	31,656	-	(31,176)	-	(480)	-	-
Distributions ($0.96 per common unit) and other	-	-	-	(892,807)	-	(20,476)	-	(4,947)	(66,027)	(984,257)
Balance at June 30, 2024	1,279	$63,948	925,880	$53,281,112	15,291	$879,924	7,650	$421,376	$3,276,961	$57,923,321

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2023	1,279	$63,948	923,453	$52,771,270	15,097	$862,734	8,595	$462,634	$3,304,643	$57,465,229
Consolidated net earnings	-	-	-	1,216,028	-	19,971	-	10,629	32,863	1,279,491
Effect of equity compensation plans	-	-	36	21,687	-	32,410	-	-	-	54,097
Capital contributions	-	-	-	-	-	-	-	-	1,698	1,698
Redemption of limited partners units	-	-	372	21,498	(559)	(45,698)	-	-	-	(24,200)
Foreign currency translation gains, net	-	-	-	161,967	-	2,566	-	1,423	93	166,049
Unrealized gains on derivative contracts, net	-	-	-	2,087	-	48	-	18	-	2,153
Reallocation of capital	-	-	-	14,378	-	(14,656)	-	278	-	-
Distributions ($0.87 per common unit) and other	-	-	-	(807,233)	-	(17,006)	-	(5,558)	(36,896)	(866,693)
Balance at June 30, 2023	1,279	$63,948	923,861	$53,401,682	14,538	$840,369	8,595	$469,424	$3,302,401	$58,077,824

Six Months Ended June 30, 2024 and 2023

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2024	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720
Consolidated net earnings	-	-	-	1,447,063	-	24,069	-	12,066	59,110	1,542,308
Effect of equity compensation plans	-	-	293	33,352	838	99,878	-	-	-	133,230
Capital contributions	-	-	-	-	-	-	-	-	6,031	6,031
Redemption of limited partners units	-	-	1,196	68,651	(307)	(17,312)	(945)	(51,838)	-	(499)
Foreign currency translation gains (losses), net	-	-	-	323,472	-	5,342	-	2,558	(1,929)	329,443
Unrealized gains on derivative contracts, net	-	-	-	34,676	-	573	-	274	-	35,523
Reallocation of capital	-	-	-	40,744	-	(40,004)	-	(740)	-	-
Distributions ($1.92 per common unit) and other	-	-	-	(1,784,622)	-	(40,782)	-	(10,505)	(110,526)	(1,946,435)
Balance at June 30, 2024	1,279	$63,948	925,880	$53,281,112	15,291	$879,924	7,650	$421,376	$3,276,961	$57,923,321

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2023	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	1,680,651	-	27,575	-	14,674	55,220	1,778,120
Effect of equity compensation plans	-	-	324	35,159	843	83,826	-	-	-	118,985
Capital contributions	-	-	-	-	-	-	-	-	1,698	1,698
Redemption of limited partners units	-	-	395	22,802	(945)	(89,271)	-	-	-	(66,469)
Foreign currency translation gains, net	-	-	-	134,372	-	2,115	-	1,181	280	137,948
Unrealized losses on derivative contracts, net	-	-	-	(23,133)	-	(364)	-	(203)	-	(23,700)
Reallocation of capital	-	-	-	(7,765)	-	7,657	-	108	-	-
Distributions ($1.74 per common unit) and other	-	-	-	(1,613,738)	-	(34,432)	-	(11,117)	(72,564)	(1,731,851)
Balance at June 30, 2023	1,279	$63,948	923,861	$53,401,682	14,538	$840,369	8,595	$469,424	$3,302,401	$58,077,824

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Consolidated net earnings	$1,542,308	$1,778,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(303,309)	(292,799)
Equity-based compensation awards	121,782	152,774
Depreciation and amortization	1,274,810	1,204,535
Earnings from unconsolidated entities, net	(174,809)	(146,421)
Operating distributions from unconsolidated entities	255,800	235,656
Decrease (increase) in operating receivables from unconsolidated entities	22,234	(625,211)
Amortization of debt discounts and debt issuance costs, net	38,112	35,755
Gains on dispositions of development properties and land, net	(127,482)	(184,877)
Gains on other dispositions of investments in real estate, net	(216,860)	(28,808)
Unrealized foreign currency and derivative losses (gains), net	(37,945)	12,023
Gains on early extinguishment of debt, net	(536)	(3,275)
Deferred income tax expense	10,505	5,295
Decrease (increase) in other assets	(53,252)	122,475
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(209,445)	64,193
Net cash provided by operating activities	2,141,913	2,329,435
Investing activities:
Real estate development	(1,555,152)	(1,711,632)
Real estate acquisitions	(525,560)	(3,449,083)
Duke Transaction, net of cash acquired	-	(22,132)
Tenant improvements and lease commissions on previously leased space	(215,706)	(168,054)
Property improvements	(126,312)	(73,800)
Proceeds from dispositions and contributions of real estate	1,050,498	774,625
Investments in and advances to unconsolidated entities	(364,505)	(172,843)
Return of investment from unconsolidated entities	17,394	288,501
Proceeds from the settlement of net investment hedges	12,797	21,231
Payments on the settlement of net investment hedges	(1,350)	-
Net cash used in investing activities	(1,707,896)	(4,513,187)
Financing activities:
Distributions paid on common and preferred units	(1,835,902)	(1,659,284)
Noncontrolling interests contributions	6,031	1,698
Noncontrolling interests distributions	(110,526)	(72,564)
Redemption of common limited partnership units	(499)	(66,469)
Tax paid with shares of the Parent withheld	(21,925)	(18,477)
Debt and equity issuance costs paid	(19,741)	(51,619)
Net payments on credit facilities and commercial paper	(472,181)	(917,985)
Repurchase of and payments on debt	(915,631)	(268,576)
Proceeds from the issuance of debt	3,016,962	5,505,222
Net cash provided by (used in) financing activities	(353,412)	2,451,946

Effect of foreign currency exchange rate changes on cash	(12,646)	(15,567)
Net increase in cash and cash equivalents	67,959	252,627
Cash and cash equivalents, beginning of period	530,388	278,483
Cash and cash equivalents, end of period	$598,347	$531,110

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2024, the Parent owned a 97.62% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.38% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Accounting Pronouncements.

New Accounting Standards Issued but not yet Adopted

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) to improve reportable segments disclosure requirements. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis, and also requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker ("CODM"). The standard is effective for the fiscal year ended December 31, 2024 and interim periods thereafter. We do not expect the standard to have a material impact on our Consolidated Financial Statements as we anticipate the primary change will be additional disclosures in Note 10.

Index

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2024	2023	2024	2023	2024	2023
Operating properties:
Buildings and improvements	645,202	630,955	2,978	2,960	$54,360,271	$52,626,191
Improved land					23,390,064	22,809,306
Development portfolio, including land costs:
Prestabilized	6,293	13,369	25	45	1,002,324	1,838,805
Properties under development	21,738	26,438	81	85	2,156,673	2,528,650
Land (1)					4,199,065	3,775,553
Other real estate investments (2)					4,625,412	5,088,070
Total investments in real estate properties					89,733,809	88,666,575
Less accumulated depreciation					11,869,054	10,931,485
Net investments in real estate properties					$77,864,755	$77,735,090

(1)
At June 30, 2024 and December 31, 2023, our land was comprised of 8,430 and 8,197 acres, respectively.

(2)
Included in other real estate investments were: (i) land parcels we own and lease to third parties; (ii) non-strategic real estate assets that we do not intend to operate long term; (iii) renewable energy assets, including solar panels and electric vehicle chargers, and energy storage systems; and (iv) non-industrial real estate assets that we intend to redevelop as industrial properties or other higher use assets.

Acquisitions

The following table summarizes our real estate acquisition activity, including energy assets (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
Number of operating properties	8	76	8	76
Square feet	2,277	14,941	2,277	14,941
Acres of land	122	118	365	238
Acquisition cost of net investments in real estate, excluding other real estate investments	$283,507	$3,470,086	$567,531	$3,510,560

Acquisition cost of other real estate investments	$50,076	$34,096	$50,243	$40,281

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

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dispositions of development properties and land, net (1)
Number of properties	6	5	7	5
Square feet	1,210	2,122	1,839	2,122
Net proceeds	$241,701	$465,957	$378,490	$465,957
Gains on dispositions of development properties and land, net	$87,174	$184,877	$127,482	$184,877

Other dispositions of investments in real estate, net (2)
Number of properties	51	-	52	5
Square feet	7,627	-	7,823	360
Net proceeds	$735,222	$314,565	$883,058	$371,573
Gains on other dispositions of investments in real estate, net	$199,326	$24,761	$216,860	$28,808

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

Leases

We recognized lease right-of-use assets of $709.7 million and $683.7 million within Other Assets and lease liabilities of $610.5 million and $597.6 million within Other Liabilities, for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds, standby letters of credit and guarantees in connection with certain development and energy projects. At June 30, 2024 and December 31, 2023, we had $614.2 million and $498.5 million, respectively, outstanding under such arrangements.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	June 30,	December 31,
	2024	2023
Unconsolidated co-investment ventures	$8,593,658	$8,379,265
Other ventures	1,171,212	1,164,705
Total	$9,764,870	$9,543,970

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Recurring fees	$114,779	$113,338	$227,921	$226,895
Transactional fees	13,170	13,522	25,414	28,602
Promote revenue (1)	23,857	669,352	24,119	669,672
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$151,806	$796,212	$277,454	$925,169

(1)
Includes promote revenue earned from unconsolidated co-investment ventures principally in Mexico during the three and six months ended June 30, 2024, and in the U.S. and Mexico during the three and six months ended June 30, 2023.

(2)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023
Key property information:
Ventures	1	1	2	2	2	2	4	4	9	9
Operating properties	736	745	276	275	1,016	1,007	233	228	2,261	2,255
Square feet	125	126	65	65	225	223	97	94	512	508
			-
Financial position:
Total assets ($)	12,277	11,884	4,565	4,106	23,328	23,504	9,536	10,226	49,706	49,720
Third-party debt ($)	4,902	4,185	913	915	5,788	5,804	3,681	3,983	15,284	14,887
Total liabilities ($)	5,630	4,930	1,042	997	7,814	7,849	4,084	4,429	18,570	18,205

Our investment balance ($) (2)	2,469	2,257	1,200	1,152	4,154	4,126	771	844	8,594	8,379
Our weighted average ownership (3)	29.0%	27.3%	37.1%	39.3%	32.3%	31.9%	15.2%	15.2%	28.7%	28.1%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
For the three months ended:
Total revenues ($)	362	329	120	102	430	412	153	162	1,065	1,005
Net earnings ($)	131	75	56	47	91	91	9	1	287	214

Our earnings from unconsolidated co-investment ventures, net ($)	40	20	18	15	31	30	2	1	91	66

For the six months ended:
Total revenues ($)	715	653	240	205	892	826	313	327	2,160	2,011
Net earnings ($)	219	176	109	90	163	160	37	28	528	454

Our earnings from unconsolidated co-investment ventures, net ($)	66	47	36	31	55	51	7	5	164	134

(1)
Prologis Brazil Logistics Venture and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2024 and December 31, 2023, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes ($212.7 million and $199.9 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. and Prologis Japan Core Logistics Fund.

(3)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At June 30, 2024, our outstanding equity commitments were $310.1 million, primarily for Prologis China Logistics Venture. The equity commitments expire from 2024 to 2033 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

Index

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2024 and December 31, 2023. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30, 2024	December 31, 2023
Number of operating properties	16	12
Square feet	5,387	3,469
Total assets held for sale or contribution	$515,895	$461,657
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$6,836	$14,182

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	June 30, 2024			December 31, 2023
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities and commercial paper	3.9%	2.6	$489,395	5.9%	3.1	$979,313
Senior notes	3.1%	10.1	27,345,366	2.9%	10.1	25,311,647
Term loans and unsecured other (4)	2.0%	4.2	1,784,285	2.8%	3.7	2,330,520
Secured mortgage	4.4%	3.9	285,574	3.9%	3.4	379,021
Total	3.1%	9.6	$29,904,620	3.0%	9.3	$29,000,501

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

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	June 30, 2024			December 31, 2023
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.1%	$1,730,649	5.8%	2.1%	$1,299,628	4.5%
Canadian dollar	5.1%	1,112,783	3.7%	5.0%	829,886	2.9%
Chinese renminbi	3.7%	450,347	1.5%	3.7%	241,820	0.8%
Euro	2.1%	10,052,239	33.6%	2.0%	10,083,601	34.8%
Japanese yen	1.0%	2,987,985	10.0%	1.0%	3,085,970	10.6%
U.S. dollar	4.0%	13,570,617	45.4%	4.1%	13,459,596	46.4%
Total	3.1%	$29,904,620	100.0%	3.0%	$29,000,501	100.0%

(4)
In February 2024, we extinguished a $500.0 million U.S. dollar term loan.

In May 2022, Refinitive Benchmark Services (UK) Ltd. ("RBSL"), the administrator of the Canadian Dollar Offered Rate ("CDOR") formally announced that it would cease the calculation and publication of all tenors of CDOR effective June 28, 2024. In June 2024, we modified the interest rates on our Canadian term loan from 2022 ("2022 Canadian Term Loan") and our credit facility agreements that bore interest at the Canadian Dollar Offered Rate ("CDOR") plus a spread over the applicable benchmark to the Canadian Overnight Repo Rate Average ("CORRA"). The modification did not have a material impact on our Consolidated Financial Statements.

Index

Credit Facilities and Commercial Paper

The following table summarizes information about our available liquidity at June 30, 2024 (in millions):

Aggregate lender commitments
Credit facilities	$6,363
Less:
Credit facility borrowings outstanding	482
Commercial paper borrowings outstanding (1)	7
Outstanding letters of credit	25
Current availability	5,849
Cash and cash equivalents	598
Total liquidity	$6,447

(1)
We are required to maintain available commitments under our credit facilities in an amount at least equal to the commercial paper borrowings outstanding.

Credit Facilities

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

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($364.2 million at June 30, 2024). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($467.0 million at June 30, 2024), subject to obtaining additional lender commitments. The Yen Credit Facility is scheduled to initially mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2022 Global Facility, the 2023 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Our Credit Facilities are utilized to support our cash needs for development and acquisition activities on a short-term basis. The maturities of the borrowings under the Credit Facilities generally range from overnight to three months.

Commercial Paper

In March 2024, we established a program under which we may issue, repay and re-issue short-term unsecured commercial paper notes denominated in U.S. dollars. The aggregate principal amount of notes outstanding under the CPP at any time cannot exceed $1.0 billion and the net proceeds of the notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months. The notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of the notes outstanding.

Senior Notes

The following table summarizes the issuances of senior notes during the six months ended June 30, 2024 (principal in thousands):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
January		$1,250,000	$1,250,000	5.1%	17.3	March 2034 – 2054
February	CN¥	1,500,000	$211,024	3.5%	3.0	February 2027
March	C$	550,000	$405,147	4.7%	5.0	March 2029
May		€550,000	$592,130	4.0%	10.0	May 2034
May		£350,000	$439,147	5.6%	16.0	May 2040
Total			$2,897,448	4.8%	12.9

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Index

Term Loans

In the second quarter of 2024, we entered into a Japanese term loan totaling ¥20.0 billion ($129.4 million) with an issuance date weighted average interest rate of 1.5% maturing April 2034.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2024 and for each year through the period ended December 31, 2028, and thereafter were as follows at June 30, 2024 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2024 (1)(2)	$-	$-	$101,027	$4,113	$105,140
2025 (1)(3)	7,463	31,130	219,418	177,412	435,423
2026 (4)	201,000	1,300,418	669,571	3,980	2,174,969
2027 (5)	280,932	1,916,291	44,415	4,156	2,245,794
2028	-	2,528,926	92,145	3,041	2,624,112
Thereafter	-	22,145,997	661,156	86,094	22,893,247
Subtotal	489,395	27,922,762	1,787,732	278,796	30,478,685
Unamortized premiums (discounts), net	-	(453,640)	-	7,556	(446,084)
Unamortized debt issuance costs, net	-	(123,756)	(3,447)	(778)	(127,981)
Total	$489,395	$27,345,366	$1,784,285	$285,574	$29,904,620

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)
Included in the 2024 maturities was a Chinese term loan from 2023 ($101.0 million at June 30, 2024) that can be extended until 2026, subject to the prevailing interest rate at the time of extension.

(3)
Included in the 2025 maturities was the 2022 Canadian Term Loan ($218.9 million at June 30, 2024) that can be extended until 2027.

(4)
Included in the 2026 maturities was the 2022 Global Facility ($201.0 million at June 30, 2024) that can be extended until 2027.

(5)
Included in the 2027 maturities were the 2023 Global Facility and Yen Credit Facility ($136.5 million and $144.4 million, respectively, at June 30, 2024) that can be extended until 2028.

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at June 30, 2024 were subject to certain financial covenants under their related documents. At June 30, 2024, we were in compliance with all of our financial debt covenants.

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,107,288	$3,147,790	$7,033,979	$7,142,889	$138,989	$156,303
Other consolidated entities (1)	various	various	169,673	176,485	2,609,551	2,369,959	372,860	333,114
Prologis, L.P.			3,276,961	3,324,275	9,643,530	9,512,848	511,849	489,417
Limited partners in Prologis, L.P. (2)(3)			1,301,300	1,317,721	-	-	-	-
Prologis, Inc.			$4,578,261	$4,641,996	$9,643,530	$9,512,848	$511,849	$489,417

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at June 30, 2024 and December 31, 2023 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 7.7 million and 8.6 million Class A Units at June 30, 2024 and December 31, 2023, respectively, that were convertible into 7.3 million and 8.2 million limited partnership units of the OP at the end of each period.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 9.1 million shares of the Parent’s common stock, at June 30, 2024 and December 31, 2023. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 6.2 million and 5.7 million shares of the Parent’s common stock at June 30, 2024 and December 31, 2023, respectively. See further discussion of LTIP Units in Note 7.

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

Commencing in 2024, the named executive officers ("NEOs") and certain select employees will receive performance stock units ("PSUs"), discussed below, and no new awards will be made to these individuals under the POP. We granted participation points for the 2024 – 2026 performance period in January 2024, with a fair value of $19.0 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 4.2% and an expected volatility of 27.0% for Prologis and 20.0% for the Index. The 2024 – 2026 performance period has an absolute maximum cap of $60.0 million. If an award is earned at the end of the initial three-year performance period, then 20.0% of the POP award is paid at the end of the initial performance period and the remaining 80.0% is subject to additional seven-year cliff vesting. The 20.0% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement. Awards are in the form of common stock, restricted stock units, POP LTIP Units and LTIP Units.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the six months ended June 30, 2024 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2024	2,097	$98.23
Granted	791	110.72
Vested and distributed	(483)	116.35
Forfeited	(28)	126.06
Balance at June 30, 2024	2,377	$98.38

LTIP Units

The following table summarizes the activity for LTIP Units for the six months ended June 30, 2024 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2024	5,379	$76.72
Granted	1,219	97.20
Vested LTIP Units	(730)	116.36
Forfeited	(4)	130.49
Balance at June 30, 2024	5,864	$76.01

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

Index

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2024	2023	2024	2023
Net earnings attributable to common stockholders – Basic	$859,845	$1,214,553	$1,444,108	$1,677,723
Net earnings attributable to exchangeable limited partnership units (1)	21,551	30,700	36,516	42,443
Adjusted net earnings attributable to common stockholders – Diluted	$881,396	$1,245,253	$1,480,624	$1,720,166

Weighted average common shares outstanding – Basic	926,276	924,191	925,812	924,087
Incremental weighted average effect on exchange of limited partnership units (1)	23,224	23,453	23,465	23,570
Incremental weighted average effect of equity awards	3,700	4,062	4,162	3,981
Weighted average common shares outstanding – Diluted (2)	953,200	951,706	953,439	951,638

Net earnings per share attributable to common stockholders:
Basic	$0.93	$1.31	$1.56	$1.82
Diluted	$0.92	$1.31	$1.55	$1.81

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2024	2023	2024	2023
Net earnings attributable to common unitholders	$881,196	$1,245,153	$1,480,243	$1,719,972
Net earnings attributable to Class A Units	(6,934)	(10,629)	(12,066)	(14,674)
Net earnings attributable to common unitholders – Basic	874,262	1,234,524	1,468,177	1,705,298
Net earnings attributable to Class A Units	6,934	10,629	12,066	14,674
Net earnings attributable to exchangeable other limited partnership units	200	100	381	194
Adjusted net earnings attributable to common unitholders – Diluted	$881,396	$1,245,253	$1,480,624	$1,720,166

Weighted average common partnership units outstanding – Basic	941,858	939,250	941,242	939,276
Incremental weighted average effect on exchange of Class A Units	7,343	8,095	7,736	8,082
Incremental weighted average effect on exchange of other limited partnership units	299	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	3,700	4,062	4,162	3,981
Weighted average common units outstanding – Diluted (2)	953,200	951,706	953,439	951,638

Net earnings per unit attributable to common unitholders:
Basic	$0.93	$1.31	$1.56	$1.82
Diluted	$0.92	$1.31	$1.55	$1.81

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Class A Units	7,343	8,095	7,736	8,082
Other limited partnership units	299	299	299	299
Equity awards	7,770	7,360	8,263	7,486
Prologis, L.P.	15,412	15,754	16,298	15,867
Common limited partnership units	15,582	15,058	15,430	15,188
Prologis, Inc.	30,994	30,812	31,728	31,055

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	June 30, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$-	$-	$291
British pound sterling	7,146	6,850	9,608	9,862
Canadian dollar	8,269	188	4,480	1,225
Chinese renminbi	765	6	1,630	50
Euro	24,992	2,141	19,252	8,229
Japanese yen	69,946	-	45,149	589
Swedish krona	3,751	932	3,304	2,279
Options
Mexican peso	246	-	1,263	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	-	4,174	1,759	7,030
Canadian dollar	672	-	756	5,608

Interest rate contracts
Cash flow hedges
Euro	-	-	118	27,034
U.S. dollar	1,395	204	-	31,964
Total fair value of derivatives	$117,182	$14,495	$87,319	$94,161

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2024						2023
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	213	524	442	384	56	1,619	283	601	349	331	81	1,645
New contracts ($)	102	98	67	59	7	333	6	41	124	27	41	239
Matured, expired or settled contracts ($)	(17)	(56)	(91)	(127)	(56)	(347)	(63)	(186)	(48)	(45)	(16)	(358)
Notional amounts at June 30 ($)	298	566	418	316	7	1,605	226	456	425	313	106	1,526

Weighted average forward rate at June 30	1.31	1.15	1.26	118.85			1.29	1.17	1.29	110.35
Active contracts at June 30	113	84	88	79			83	66	100	88

Index

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains and Other Income, Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Exercised contracts	86	69	131	121
Realized gains on the matured, expired or settled contracts	$22	$17	$40	$31
Unrealized gains (losses) on the change in fair value of outstanding contracts	$6	$(6)	$35	$(20)

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges ("NIHs") of our foreign operations and cash flow hedges ("CFHs") are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets and reflected within the AOCI/L table below.

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2024			2023
	CAD	GBP	Total	CAD	CNH	GBP	Total
Notional amounts at January 1 ($)	516	432	948	534	-	440	974
New contracts ($)	47	397	444	288	100	125	513
Matured, expired or settled contracts ($)	(399)	(399)	(798)	(301)	-	(132)	(433)
Notional amounts at June 30 ($)	164	430	594	521	100	433	1,054

Weighted average forward rate at June 30	1.36	1.25		1.32	6.72	1.26
Active contracts at June 30	2	4		6	1	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the six months ended June 30 (in millions):

	2024				2023
	EUR	USD	GBP	Total	EUR	USD	Total
Notional amounts at January 1 ($)	700	550	-	1,250	447	150	597
New contracts ($)	-	300	246	546	584	1,750	2,334
Matured, expired or settled contracts ($)	(700)	(550)	(246)	(1,496)	(859)	(1,900)	(2,759)
Notional amounts at June 30 ($)	-	300	-	300	172	-	172

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	June 30, 2024	December 31, 2023
British pound sterling	$1,760	$1,305
Canadian dollar	$778	$373

Index

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains and Other Income, Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gains (losses) on the unhedged portion	$6	$1	$16	$(3)

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

The following tables presents these changes in AOCI/L (in thousands):

Three Months Ended June 30, 2024 and 2023

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at April 1, 2024	$(26,648)	$13,563	$326,688	$268,471	$(867,469)	$(285,395)
Other comprehensive income, net	8,160	2,271	1,908	4,024	112,979	129,342
Balance at June 30, 2024	$(18,488)	$15,834	$328,596	$272,495	$(754,490)	$(156,053)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at April 1, 2023	$11,852	$16,057	$324,810	$288,483	$(1,137,626)	$(496,424)
Other comprehensive income (loss), net	3,234	(1,147)	(14,670)	(38,886)	215,523	164,054
Balance at June 30, 2023	$15,086	$14,910	$310,140	$249,597	$(922,103)	$(332,370)

Index

Six Months Ended June 30, 2024 and 2023

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2024	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)
Other comprehensive income, net	27,256	7,420	18,070	18,393	287,009	358,148
Balance at June 30, 2024	$(18,488)	$15,834	$328,596	$272,495	$(754,490)	$(156,053)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2023	$30,545	$22,584	$332,973	$329,983	$(1,159,694)	$(443,609)
Other comprehensive income (loss), net	(15,459)	(7,674)	(22,833)	(80,386)	237,591	111,239
Balance at June 30, 2023	$15,086	$14,910	$310,140	$249,597	$(922,103)	$(332,370)

(1)
We estimate an additional expense of $2.8 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from June 30, 2024, due to the amortization of settled derivatives designated as cash flow hedges.

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

Fair Value Measurements on a Recurring Basis

At June 30, 2024 and December 31, 2023, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2024 and December 31, 2023, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At June 30, 2024 and December 31, 2023, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At June 30, 2024 and December 31, 2023, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2024 and December 31, 2023, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

Index

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$489,395	$489,395	$979,313	$979,313
Senior notes	27,345,366	24,597,352	25,311,647	23,121,936
Term loans and unsecured other	1,784,285	1,768,822	2,330,520	2,322,827
Secured mortgage	285,574	265,719	379,021	357,731
Total	$29,904,620	$27,121,288	$29,000,501	$26,781,807

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

Below we present: (i) each reportable business segment’s revenues from external customers to Total Revenues; (ii) each reportable business segment’s net operating income from external customers to Operating Income and Earnings Before Income Taxes; and (iii) each reportable business segment’s assets to Total Assets. Our CODMs rely principally on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of Total Revenues, Operating Income, Earnings Before Income Taxes and Total Assets in the Consolidated Financial Statements are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment are not allocated but reflected as non-segment items (G&A expenses and real estate adjustments for depreciation and gains and losses on contributions and sales) due to how our CODMs utilize segment information for planning and execution of our business strategy.

Index

The following reportable business segment revenues, net operating income and assets are presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Real estate segment:
U.S.	$1,781,805	$1,586,285	$3,539,176	$3,160,852
Other Americas	31,159	26,562	60,882	52,134
Europe	25,695	21,111	54,428	40,267
Asia	14,553	17,978	26,935	32,569
Total real estate segment	1,853,212	1,651,936	3,681,421	3,285,822
Strategic capital segment:
U.S.	45,026	679,449	91,129	733,145
Other Americas	41,158	45,890	57,443	60,085
Europe	47,102	46,277	91,902	89,810
Asia	21,456	27,419	42,680	50,696
Total strategic capital segment	154,742	799,035	283,154	933,736

Total revenues	2,007,954	2,450,971	3,964,575	4,219,558

Segment net operating income: (1)
Real estate segment:
U.S. (2)	1,346,001	1,204,741	2,658,622	2,376,724
Other Americas	24,363	20,067	47,256	39,245
Europe	16,755	15,048	35,529	29,258
Asia	9,414	11,982	16,834	20,759
Total real estate segment	1,396,533	1,251,838	2,758,241	2,465,986
Strategic capital segment:
U.S. (2)	10,304	594,933	15,450	616,500
Other Americas	34,459	37,873	44,422	46,815
Europe	27,025	3,497	50,117	26,101
Asia	12,418	11,826	23,818	21,705
Total strategic capital segment	84,206	648,129	133,807	711,121

Total segment net operating income	1,480,739	1,899,967	2,892,048	3,177,107

Non-segment items:
General and administrative expenses	(106,596)	(95,647)	(217,887)	(195,424)
Depreciation and amortization expenses	(637,305)	(602,168)	(1,274,810)	(1,204,535)
Gains on dispositions of development properties and land, net	87,174	184,877	127,482	184,877
Gains on other dispositions of investments in real estate, net	199,326	24,761	216,860	28,808
Operating income	1,023,338	1,411,790	1,743,693	1,990,833

Earnings from unconsolidated entities, net	102,337	70,642	174,809	146,421
Interest expense	(208,267)	(149,818)	(401,587)	(285,829)
Foreign currency, derivative and other gains and other income, net	37,152	26,104	100,716	34,718
Gains on early extinguishment of debt, net	-	-	536	3,275
Earnings before income taxes	$954,560	$1,358,718	$1,618,167	$1,889,418

Index

	June 30, 2024	December 31, 2023
Segment assets:
Real estate segment:
U.S.	$76,560,563	$76,633,566
Other Americas	2,229,612	2,029,438
Europe	2,401,114	2,366,539
Asia	758,723	793,916
Total real estate segment	81,950,012	81,823,459
Strategic capital segment: (3)
U.S.	10,499	10,499
Europe	25,280	25,280
Asia	169	203
Total strategic capital segment	35,948	35,982
Total segment assets	81,985,960	81,859,441

Non-segment items:
Investments in and advances to unconsolidated entities	9,764,870	9,543,970
Assets held for sale or contribution	515,895	461,657
Cash and cash equivalents	598,347	530,388
Other assets	672,346	625,384
Total non-segment items	11,551,458	11,161,399
Total assets	$93,537,418	$93,020,840

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

(3)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at June 30, 2024 and December 31, 2023.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2024 and 2023 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $38.9 million in 2024 and $30.2 million in 2023 for both assets and liabilities.

•
We capitalized $25.1 million and $22.6 million in 2024 and 2023, respectively, of equity-based compensation expense.

•
We received $211.1 million of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities in 2024, as disclosed in Note 3.

•
We issued 1.2 million and 0.4 million shares in 2024 and 2023, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We recognized a $150.1 million liability for installment payments to be made related to an acquisition of land in the first quarter of 2024, with a $48.6 million installment cash payment made in the second quarter of 2024.

•
We reinvested a distribution from an unconsolidated co-investment venture of $51.1 million in 2024.

We paid $407.9 million and $244.8 million for interest, net of amounts capitalized, during the six months ended June 30, 2024 and 2023, respectively.

We paid $86.5 million and $81.5 million for income taxes, net of refunds, during the six months ended June 30, 2024 and 2023, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2024, the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2024 and 2023, the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2024

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2024, the related consolidated statements of income, comprehensive income, and capital, for the three-month and six-month periods ended June 30, 2024 and 2023, the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2024

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “aims,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, expectations regarding new lines of business, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in and management of our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

Our Global Presence

At June 30, 2024, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.2 billion square feet across the following geographies:

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our operating segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the six months ended June 30, 2024, within the consolidated operating portfolio, the weighted average lease term was 57 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

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

Strategic Capital Segment

Through the Strategic Capital Segment, we partner with many of the world’s largest institutional investors through unconsolidated co-investment ventures. The business is capitalized through private and public equity, of which 94% is in open ended ventures, long-term ventures or two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis in Mexico). We align our interests with our partners by holding significant ownership interests in our nine unconsolidated co-investment ventures (ranging from 15% to 50%). This structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S.

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

•
Rent Growth. As a result of several years of increases in market rents, our in-place leases have considerable upside potential to capture these higher rents and to drive future organic NOI growth. This is evident in the positive rent change we have experienced in every quarter since 2013 and was significant to our operating results over the last several years. We estimate that our share of the lease mark-to-market is approximately 42% (on an NER basis), which represents the growth rate from in-place rents to current market rents based on our share of the O&M portfolio at June 30, 2024. Therefore, even if there was no additional market rent growth in the future, we expect our lease renewals to translate into significant increases in future rental income.

•
Value Creation from Development. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgment of market conditions, opportunities and risks. One of the ways in which we create value is through our focus on sourcing well-located land and redevelopment sites through acquisition opportunities. This strategy has allowed us to create opportunities for the conversion of income-producing assets, acquired with the intention for redevelopment, into industrial properties (Covered Land Plays or "CLPs") and data centers. Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $35.1 billion ($39.6 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. The co-investment ventures provide capital from third parties that allows us to grow our O&M portfolio, contribute to self-funding our development activities through the sale of newly developed assets to these vehicles and produce substantial fees for our management of the assets. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At June 30, 2024, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $52.3 billion across 511 million square feet.

•
Balance Sheet Strength. We have a long-held strategy to build and maintain a balance sheet that is strong and flexible by using conservative levels of financial leverage. At June 30, 2024, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average interest rate was 3.1%. Through our refinancing activities we have substantially addressed our debt maturities until 2026. At June 30, 2024, we had total available liquidity of $6.4 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

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

SUMMARY OF THE SIX MONTHS ENDED JUNE 30, 2024

Our operating results were strong during the six months ended June 30, 2024. Due to increases in market rents over the last several years, our existing lease mark-to-market drove rent change on rollover and same-store growth in our O&M portfolio. Our O&M operating portfolio occupancy was 96.4% at June 30, 2024 and rent change on leases that commenced during the six months ended June 30, 2024 was 70.6%, on a net effective basis based on our ownership share.

While our proprietary metrics around property tours and proposals are positive, we expect our customers to exercise caution in their leasing decisions through the remainder of 2024 due to uncertainty in the economic and geopolitical environment. Despite the current environment, we believe we are well positioned to organically grow revenues over the long-term given the cumulative growth in market rents over the last several years and our existing high lease mark-to-market.

We completed the following significant activities in 2024, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $1.3 billion and realized net gains of $345 million, principally from the contribution of properties to an unconsolidated co-investment venture in Europe and sales of non-strategic properties to third parties in the U.S.

•
At June 30, 2024, we had total available liquidity of $6.4 billion, including borrowing capacity on our credit facilities of $5.8 billion and unrestricted cash balances of $598 million.

•
In February 2024, we extinguished a $500 million U.S. dollar term loan.

•
In March 2024, we established a commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes (“CPNs”) denominated in U.S. dollars. At any point in time, we are required to maintain available commitments under our credit facilities in an amount at least equal to the CPNs outstanding.

•
We issued $2.9 billion of senior notes with an issuance date weighted average interest rate of 4.8% and weighted average maturity of 13 years (principal in millions):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
January		$1,250	$1,250	5.1%	17.3	March 2034 – 2054
February	CN¥	1,500	$211	3.5%	3.0	February 2027
March	C$	550	$405	4.7%	5.0	March 2029
May		€550	$592	4.0%	10.0	May 2034
May		£350	$439	5.6%	16.0	May 2040
Total			$2,897	4.8%	12.9

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Index

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the six months ended June 30 (in millions):

	2024	2023
Real estate segment:
Rental revenues	$3,680	$3,285
Development management and other revenues	1	-
Rental expenses	(899)	(800)
Other expenses	(24)	(19)
Real Estate Segment – NOI	2,758	2,466

Strategic capital segment:
Strategic capital revenues	283	934
Strategic capital expenses	(149)	(223)
Strategic Capital Segment – NOI	134	711

General and administrative expenses	(218)	(195)
Depreciation and amortization expenses	(1,275)	(1,205)
Operating income before gains on real estate transactions, net	1,399	1,777
Gains on dispositions of development properties and land, net	128	185
Gains on other dispositions of investments in real estate, net	217	29
Operating income	$1,744	$1,991

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

Below are the components of Real Estate Segment NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2024	2023
Rental revenues	$3,680	$3,285
Development management and other revenues	1	-
Rental expenses	(899)	(800)
Other expenses	(24)	(19)
Real Estate Segment – NOI	$2,758	$2,466

Index

The $292 million change in Real Estate Segment (“RES”) NOI for the six months ended June 30, 2024 compared to the same period in 2023, was impacted by the following activities (in millions):

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

(2)
The increase due to acquisitions is principally due to the additional NOI in 2024 from the $3.1 billion real estate portfolio acquired in the U.S. on June 29, 2023. Acquisition activity also includes the fair value lease amortization to rental revenues due to in-place leases that were primarily below market at the time of the acquisition.

(3)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2023 through June 30, 2024.

Below are key operating metrics of our consolidated operating portfolio.

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the six months ended June 30 (dollars and square feet in millions):

	2024	2023
Starts:
Number of new development buildings started during the period	16	10
Square feet	4	2
TEI	$547	$403
Percentage of build-to-suits based on TEI	19.6%	28.5%

Stabilizations:
Number of development buildings stabilized during the period	41	31
Square feet	16	12
TEI	$2,533	$1,413
Percentage of build-to-suits based on TEI	34.3%	44.5%
Weighted average stabilized yield (1)	5.8%	6.4%
Estimated value at completion	$2,886	$1,932
Estimated weighted average margin (2)	13.9%	36.7%
Estimated value creation	$353	$519

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

At June 30, 2024, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before August 2026 with a TEI of $5.7 billion and was 32.4% leased. Our investment in the development portfolio was $3.2 billion at June 30, 2024, leaving $2.5 billion remaining to be spent.

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

Index

and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 3 to the Consolidated Financial Statements.

Below are the components of Strategic Capital Segment NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2024	2023
Strategic capital revenues	$283	$934
Strategic capital expenses	(149)	(223)
Strategic Capital Segment – NOI	$134	$711

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Strategic capital revenues ($)
Recurring fees (2)	82	89	29	24	83	81	38	40	232	234
Transactional fees (3)	9	7	4	3	9	9	5	11	27	30
Promote revenue (4)	-	637	24	33	-	-	-	-	24	670
Total strategic capital revenues ($)	91	733	57	60	92	90	43	51	283	934
Strategic capital expenses ($) (4)	(75)	(117)	(13)	(13)	(42)	(64)	(19)	(29)	(149)	(223)
Strategic Capital Segment– NOI ($)	16	616	44	47	50	26	24	22	134	711

(1)
The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)
Recurring fees include asset management and property management fees.

(3)
Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)
We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. The promote revenue we earned during the six months ended June 30, 2023, was primarily from Prologis Targeted U.S. Logistics Fund in the second quarter of 2023. Changes in asset valuations within the co-investment ventures during the promote period is one of the significant inputs to the calculation of promote revenues. The asset valuations are prepared by third-party valuation firms.

For promotes earned after January 2024, we amended the Prologis Promote Plan ("PPP") to award up to 25% of the third-party portion of the promotes earned by us from the co-investment ventures to our employees. This award is issued as a combination of cash and equity-based awards, pursuant to the terms of the PPP and expensed through Strategic Capital Expenses in the Consolidated Statements of Income, as vested. For promotes earned prior to January 2024, up to 40% of the third-party portion of promotes earned was awarded to certain employees.

G&A Expenses

G&A expenses were $218 million and $195 million for the six months ended June 30, 2024 and 2023, respectively. G&A expenses increased in 2024 as compared to 2023, principally due to inflationary increases and higher compensation expenses. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the six months ended June 30 (dollars in millions):

	2024	2023
Building and land development activities	$72	$67
Operating building improvements and other	29	27
Total capitalized G&A expenses	$101	$94
Capitalized compensation and related costs as a percent of total	24.6%	24.0%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.3 billion and $1.2 billion for the six months ended June 30, 2024 and 2023, respectively.

The $70 million change in depreciation and amortization expenses for the six months ended June 30, 2024 compared to the same period in 2023, was impacted by the following items (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $128 million and $185 million for the six months ended June 30, 2024 and 2023, respectively, primarily from the contribution of properties we developed to an unconsolidated co-investment venture in Europe in 2024 and in Japan in 2023. Gains on other dispositions of investments in real estate were $217 million and $29 million for the six months ended June 30, 2024 and 2023, respectively, from the sales of non-strategic properties to third parties, primarily in the U.S. Historically, we have utilized the proceeds from these transactions primarily to fund our acquisition and development activities. See Note 2 to the Consolidated Financial Statements for further information on these transactions.

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

	June 30, 2024			December 31, 2023
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,977	646	96.4%	2,957	631	97.6%
Unconsolidated	2,253	511	96.4%	2,242	507	97.5%
Total	5,230	1,157	96.4%	5,199	1,138	97.6%

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

We define our same store population for the three months ended June 30, 2024 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2023 and owned throughout the same three-month period in both 2023 and 2024. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2023) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2024	2023	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,852	$1,651
Rental expenses	(445)	(388)
Consolidated Property NOI	1,407	1,263

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(207)	(118)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	780	736
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(619)	(591)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,361	$1,290	5.5%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(107)	(121)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(12)	(17)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	7	13
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,249	$1,165	7.2%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at June 30, 2024 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are generally accounted for using the equity method, of $175 million and $146 million for the six months ended June 30, 2024 and 2023, respectively.

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

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2024	2023
Gross interest expense	$423	$298
Amortization of debt discount and debt issuance costs, net	38	36
Capitalized amounts	(59)	(48)
Net interest expense	$402	$286
Weighted average effective interest rate during the period	3.0%	2.7%

Interest expense increased during the six months ended June 30, 2024, as compared to the same period in 2023, principally due to the issuance of senior notes to finance our acquisition and development activities and higher interest rates on new issuances and our credit facilities. We issued $2.9 billion of senior notes during the six months ended June 30, 2024 and $5.4 billion during the year ended December 31, 2023, with a weighted average interest rate of 4.8% and 4.7%, respectively, at the issuance date.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains and Other Income, Net

We recognized foreign currency, derivative and other gains and other income, net, of $101 million and $35 million for the six months ended June 30, 2024 and 2023, respectively. Included in these amounts was interest income earned on short-term investments.

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

The following table details our foreign currency and derivative gains, net for the six months ended June 30 included in earnings (in millions):

	2024	2023
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$40	$31
Total realized foreign currency and derivative gains, net	40	31

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	51	(23)
Gains (losses) on remeasurement of certain assets and liabilities	(11)	11
Total unrealized foreign currency and derivative gains (losses), net	40	(12)
Total foreign currency and derivative gains, net	$80	$19

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

The following table summarizes our income tax expense for the six months ended June 30 (in millions):

	2024	2023
Current income tax expense:
Income tax expense	$60	$86
Income tax expense on dispositions	5	20
Total current income tax expense	65	106

Deferred income tax expense:
Income tax expense	11	5
Total deferred income tax expense	11	5
Total income tax expense	$76	$111

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $95 million and $97 million for the six months ended June 30, 2024 and 2023, respectively. Included in these amounts were $36 million and $42 million for the six months ended June 30, 2024 and 2023, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

RESULTS OF OPERATIONS –THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, are similar to the changes for the six-month periods ended on the same dates.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the six months ended June 30, 2024 and 2023, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

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

Index

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2024, 106 properties in our development portfolio were 32.4% leased with a current investment of $3.2 billion and a TEI of $5.7 billion when completed and leased, leaving $2.5 billion of estimated additional required investment);

•
development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land;

•
the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties;

•
capital expenditures and leasing costs on properties in our operating portfolio;

•
investments in renewable energy, energy storage and mobility infrastructure to serve our customers;

•
repayment of debt and scheduled principal payments of $105 million in the remainder of 2024 and $435 million in 2025;

•
additional investments in current and future co-investment ventures and other ventures; and

•
the acquisition of operating properties or portfolios of operating properties (depending on market and other conditions), for direct, long-term investment in our consolidated portfolio (this might include acquisitions from our unconsolidated entities).

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

•
available unrestricted cash balances ($598 million at June 30, 2024);

•
borrowing capacity under our current credit facility arrangements that allow us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($5.8 billion available at June 30, 2024), including our commercial paper program that we established in the first quarter of 2024; and

•
proceeds from the issuance of debt.

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

Index

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2024			December 31, 2023
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.1%	$1,731	5.8%	2.1%	$1,300	4.5%
Canadian dollar	5.1%	1,113	3.7%	5.0%	830	2.9%
Chinese renminbi	3.7%	450	1.5%	3.7%	242	0.8%
Euro	2.1%	10,052	33.6%	2.0%	10,084	34.8%
Japanese yen	1.0%	2,988	10.0%	1.0%	3,086	10.6%
U.S. dollar	4.0%	13,571	45.4%	4.1%	13,459	46.4%
Total debt (1)	3.1%	$29,905	100.0%	3.0%	$29,001	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at June 30, 2024 and December 31, 2023 was 10 and 9 years, respectively.

Our credit ratings at June 30, 2024, were A from Standard & Poor's with a stable outlook and A3 from Moody’s with a positive outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At June 30, 2024, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at June 30, 2024 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$224	$224	2026 – 2027 (2)
Prologis Brazil Logistics Venture	35	142	177	2026
Prologis European Logistics Fund	-	147	147	2027 (2)
Prologis Japan Core Logistics Fund	88	455	543	2033
Prologis China Logistics Venture	187	1,056	1,243	2024 – 2028
Total	$310	$2,024	$2,334

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at June 30, 2024.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2024	2023
Net cash provided by operating activities	$2,142	$2,329
Net cash used in investing activities	$(1,708)	$(4,513)
Net cash provided by (used in) financing activities	$(353)	$2,452
Net increase in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$68	$253

Index

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the six months ended June 30, 2024 and 2023:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $303 million and $293 million in 2024 and 2023, respectively.

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

•
G&A expenses and equity-based compensation awards. We incurred $218 million and $195 million of G&A expenses in 2024 and 2023, respectively. We recognized equity-based, noncash compensation expenses of $122 million and $153 million in 2024 and 2023, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $256 million and $236 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2024 and 2023, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $408 million and $245 million in 2024 and 2023, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $87 million and $82 million in 2024 and 2023, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. This activity includes land for future development, operating properties, other real estate assets and real estate portfolios, such as the $3.1 billion portfolio acquired in second quarter of 2023. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the six months ended June 30, 2024 and 2023:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities that represented our proportionate share, of $365 million and $173 million in 2024 and 2023, respectively. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $17 million and $289 million in 2024 and 2023, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Proceeds from (payments on) the settlement of net investment hedges. We received net proceeds of $11 million and $21 million for the settlement of net investment hedges in 2024 and 2023, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities, commercial paper and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions. Our credit facilities and our commercial paper support our cash needs for development and acquisition activities on a

Index

short-term basis. The maturities of the borrowings under the credit facilities and the notes under the commercial paper program generally range from overnight to three months.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the six months ended June 30 (in millions):

	2024	2023
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$327	$27
Secured mortgage debt	89	153
Senior notes	-	89
Term loans	500	-
Total	$916	$269

Proceeds from the issuance of debt
Secured mortgage debt	$5	$106
Senior notes	2,883	5,323
Term loans	129	76
Total	$3,017	$5,505

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $8.6 billion at June 30, 2024. These ventures had total third-party debt of $15.3 billion at June 30, 2024 with a weighted average remaining maturity of 6 years and weighted average interest rate of 3.2%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 28.5% at June 30, 2024 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2024, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.96 and $0.87 per common share in the first two quarters of 2024 and 2023, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A common limited partnerships units ("Class A Units") in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in the first two quarters of 2024 and 2023.

At June 30, 2024, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

We calculate our FFO measures, as defined below, based on our proportionate ownership share of both our unconsolidated entities and consolidated ventures. We reflect our share of our FFO measures for unconsolidated entities by applying our average ownership percentage for the period to the applicable adjusting items on an entity-by-entity basis. We reflect our share for consolidated ventures in which we do not own 100% of the equity by adjusting our FFO measures to remove the noncontrolling interests share of the applicable adjusting items based on our average ownership percentage for the applicable periods.

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

Index

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for the six months ended June 30 as follows (in millions):

	2024	2023
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,444	$1,678

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,240	1,181
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(216)	(27)
Adjustments related to noncontrolling interests	(26)	(19)
Our proportionate share of adjustments related to unconsolidated entities	221	230
NAREIT defined FFO attributable to common stockholders/unitholders	2,663	3,043

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	(38)	11
Deferred income tax expense	11	5
Our proportionate share of adjustments related to unconsolidated entities	(5)	(6)
FFO, as modified by Prologis attributable to common stockholders/unitholders	2,631	3,053

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(128)	(185)
Current income tax expense on dispositions	5	19
Gains on early extinguishment of debt, net	-	(3)
Adjustments related to noncontrolling interests	-	9
Our proportionate share of adjustments related to unconsolidated entities	(4)	1
Core FFO attributable to common stockholders/unitholders	$2,504	$2,894

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2024. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments, such as foreign currency contracts, that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At June 30, 2024, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Index

For the six months ended June 30, 2024, $279 million or 7.0% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At June 30, 2024, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.6 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $161 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At June 30, 2024, $29.1 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At June 30, 2024, $1.4 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at June 30, 2024 (dollars in millions):

	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt	$105	$174	$1,445	$1,965	$25,361	$29,050	$25,693
Weighted average interest rate (1)	3.7%	3.4%	3.3%	2.2%	3.1%	3.1%

Variable rate debt
Credit facilities	$-	$-	$201	$281	$-	$482	$482
Secured mortgage debt	-	43	-	-	-	43	42
Term loans	-	219	529	-	156	904	904
Total variable rate debt	$-	$262	$730	$281	$156	$1,429	$1,428

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At June 30, 2024, the weighted average effective interest rate on our variable rate debt was 2.7% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at June 30, 2024. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million for the quarter ended June 30, 2024, which equates to a change in interest rates of 27 basis points on our average outstanding variable rate debt balances and one basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at June 30, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At June 30, 2024, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2024, we issued 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the "Act"), afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).

3.5	Articles Supplementary dated April 3, 2014, (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on April 3, 2014).

3.6	Prologis, Inc. Articles of Amendment, dated May 4, 2020 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on May 4, 2020).

3.7	Prologis, Inc. Articles of Amendment dated May 10, 2024 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on May 14, 2024).

3.8	Tenth Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.2 to Prologis’ Current Report on Form 8-K filed on May 14, 2024).

4.1	Form of Officers’ Certificate related to the 4.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on May 7, 2024).

4.2	Form of 4.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on May 7, 2024).

4.3	Form of Officers’ Certificate related to the 5.625% Notes due 2040 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on May 7, 2024).

4.4	Form of 5.625% Notes due 2040 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on May 7, 2024).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: July 26, 2024