Form 10-Q
period 2024-09-30
Prologis, Inc.; Prologis, L.P.
filed 2024-10-25
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 23, 2024, was approximately 926,175,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2024, the Parent owned a 97.59% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.41% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Investments in real estate properties	$92,093,573	$88,666,575
Less accumulated depreciation	12,332,799	10,931,485
Net investments in real estate properties	79,760,774	77,735,090
Investments in and advances to unconsolidated entities	10,092,765	9,543,970
Assets held for sale or contribution	325,987	461,657
Net investments in real estate	90,179,526	87,740,717

Cash and cash equivalents	780,871	530,388
Other assets	4,944,799	4,749,735
Total assets	$95,905,196	$93,020,840

LIABILITIES AND EQUITY
Liabilities:
Debt	$32,289,832	$29,000,501
Accounts payable and accrued expenses	1,808,142	1,766,018
Other liabilities	4,143,130	4,430,601
Total liabilities	38,241,104	35,197,120

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2024 and December 31, 2023	63,948	63,948
Common stock; $0.01 par value; 926,146 and 924,391 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9,261	9,244
Additional paid-in capital	54,422,574	54,249,801
Accumulated other comprehensive loss	(572,251)	(514,201)
Distributions in excess of net earnings	(851,763)	(627,068)
Total Prologis, Inc. stockholders’ equity	53,071,769	53,181,724
Noncontrolling interests	4,592,323	4,641,996
Total equity	57,664,092	57,823,720
Total liabilities and equity	$95,905,196	$93,020,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental	$1,897,164	$1,777,359	$5,577,198	$5,062,583
Strategic capital	135,367	136,848	418,521	1,070,584
Development management and other	3,858	457	5,245	1,055
Total revenues	2,036,389	1,914,664	6,000,964	6,134,222
Expenses:
Rental	427,425	416,076	1,326,917	1,216,568
Strategic capital	61,342	84,069	210,689	306,684
General and administrative	98,154	96,673	316,041	292,097
Depreciation and amortization	649,265	642,010	1,924,075	1,846,545
Other	15,683	12,342	39,371	31,686
Total expenses	1,251,869	1,251,170	3,817,093	3,693,580

Operating income before gains on real estate transactions, net	784,520	663,494	2,183,871	2,440,642
Gains on dispositions of development properties and land, net	32,005	89,030	159,487	273,907
Gains on other dispositions of investments in real estate, net	434,446	129,584	651,306	158,392
Operating income	1,250,971	882,108	2,994,664	2,872,941

Other income (expense):
Earnings from unconsolidated entities, net	84,749	71,365	259,558	217,786
Interest expense	(230,113)	(181,053)	(631,700)	(466,882)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(37,942)	67,964	62,774	102,682
Gains on early extinguishment of debt, net	-	-	536	3,275
Total other expense	(183,306)	(41,724)	(308,832)	(143,139)
Earnings before income taxes	1,067,665	840,384	2,685,832	2,729,802
Income tax expense	(4,214)	(41,243)	(80,073)	(152,541)
Consolidated net earnings	1,063,451	799,141	2,605,759	2,577,261
Less net earnings attributable to noncontrolling interests	57,732	51,514	152,977	148,983
Net earnings attributable to controlling interests	1,005,719	747,627	2,452,782	2,428,278
Less preferred stock dividends	1,452	1,453	4,407	4,381
Net earnings attributable to common stockholders	$1,004,267	$746,174	$2,448,375	$2,423,897

Weighted average common shares outstanding – Basic	926,427	924,395	926,017	924,228
Weighted average common shares outstanding – Diluted	953,813	951,908	953,530	951,643

Net earnings per share attributable to common stockholders – Basic	$1.08	$0.81	$2.64	$2.62

Net earnings per share attributable to common stockholders – Diluted	$1.08	$0.80	$2.63	$2.61

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Consolidated net earnings	$1,063,451	$799,141	$2,605,759	$2,577,261
Other comprehensive income:
Foreign currency translation gains (losses), net	(417,102)	146,281	(87,659)	284,229
Unrealized gains (losses) on derivative contracts, net	(8,669)	3,702	26,854	(19,998)
Comprehensive income	637,680	949,124	2,544,954	2,841,492
Net earnings attributable to noncontrolling interests	(57,732)	(51,514)	(152,977)	(148,983)
Other comprehensive loss (income) attributable to noncontrolling interests	9,573	(3,396)	2,755	(6,405)
Comprehensive income attributable to common stockholders	$589,521	$894,214	$2,394,732	$2,686,104

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended September 30, 2024 and 2023

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	Interests	Equity
Balance at July 1, 2024	$63,948	925,880	$9,259	$54,392,526	$(156,053)	$(964,620)	$4,578,261	$57,923,321
Consolidated net earnings	-	-	-	-	-	1,005,719	57,732	1,063,451
Effect of equity compensation plans	-	112	1	16,167	-	-	30,565	46,733
Capital contributions	-	-	-	-	-	-	15,214	15,214
Redemption of noncontrolling interests	-	154	1	8,814	-	-	(8,815)	-
Foreign currency translation losses, net	-	-	-	-	(407,729)	-	(9,373)	(417,102)
Unrealized losses on derivative contracts, net	-	-	-	-	(8,469)	-	(200)	(8,669)
Reallocation of equity	-	-	-	5,071	-	-	(5,071)	-
Dividends ($0.96 per common share) and other distributions	-	-	-	(4)	-	(892,862)	(65,990)	(958,856)
Balance at September 30, 2024	$63,948	926,146	$9,261	$54,422,574	$(572,251)	$(851,763)	$4,592,323	$57,664,092

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2023	$63,948	923,861	$9,239	$54,115,592	$(332,370)	$(390,779)	$4,612,194	$58,077,824
Consolidated net earnings	-	-	-	-	-	747,627	51,514	799,141
Effect of equity compensation plans	-	6	-	35,021	-	-	68,350	103,371
Capital contributions	-	-	-	-	-	-	62	62
Redemption of noncontrolling interests	-	107	1	6,206	-	-	(9,497)	(3,290)
Foreign currency translation gains, net	-	-	-	-	142,969	-	3,312	146,281
Unrealized gains on derivative contracts, net	-	-	-	-	3,618	-	84	3,702
Reallocation of equity	-	-	-	41,046	-	-	(41,046)	-
Dividends ($0.87 per common share) and other distributions	-	-	-	-	-	(806,287)	(59,942)	(866,229)
Balance at September 30, 2023	$63,948	923,974	$9,240	$54,197,865	$(185,783)	$(449,439)	$4,625,031	$58,260,862

Nine Months Ended September 30, 2024 and 2023

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2024	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720
Consolidated net earnings	-	-	-	-	-	2,452,782	152,977	2,605,759
Effect of equity compensation plans	-	405	4	49,516	-	-	130,443	179,963
Capital contributions	-	-	-	-	-	-	21,245	21,245
Redemption of noncontrolling interests	-	1,350	13	77,453	-	-	(77,965)	(499)
Foreign currency translation losses, net	-	-	-	-	(84,257)	-	(3,402)	(87,659)
Unrealized gains on derivative contracts, net	-	-	-	-	26,207	-	647	26,854
Reallocation of equity	-	-	-	45,815	-	-	(45,815)	-
Dividends ($2.88 per common share) and other distributions	-	-	-	(11)	-	(2,677,477)	(227,803)	(2,905,291)
Balance at September 30, 2024	$63,948	926,146	$9,261	$54,422,574	$(572,251)	$(851,763)	$4,592,323	$57,664,092

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2023	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-	-	-	-	-	2,428,278	148,983	2,577,261
Effect of equity compensation plans	-	330	4	70,176	-	-	152,176	222,356
Capital contributions	-	-	-	-	-	-	1,760	1,760
Redemption of noncontrolling interests	-	502	5	29,004	-	-	(98,768)	(69,759)
Foreign currency translation gains, net	-	-	-	-	277,341	-	6,888	284,229
Unrealized losses on derivative contracts, net	-	-	-	-	(19,515)	-	(483)	(19,998)
Reallocation of equity	-	-	-	33,281	-	-	(33,281)	-
Dividends ($2.61 per common share) and other distributions	-	-	-	(3)	-	(2,420,022)	(178,055)	(2,598,080)
Balance at September 30, 2023	$63,948	923,974	$9,240	$54,197,865	$(185,783)	$(449,439)	$4,625,031	$58,260,862

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Consolidated net earnings	$2,605,759	$2,577,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(470,289)	(466,686)
Equity-based compensation awards	164,302	210,022
Depreciation and amortization	1,924,075	1,846,545
Earnings from unconsolidated entities, net	(259,558)	(217,786)
Operating distributions from unconsolidated entities	417,296	536,104
Decrease (increase) in operating receivables from unconsolidated entities	37,769	(98,227)
Amortization of debt discounts and debt issuance costs, net	58,446	55,526
Gains on dispositions of development properties and land, net	(159,487)	(273,907)
Gains on other dispositions of investments in real estate, net	(651,306)	(158,392)
Unrealized foreign currency and derivative losses (gains), net	61,188	(22,006)
Gains on early extinguishment of debt, net	(536)	(3,275)
Deferred income tax expense	2,201	9,836
Decrease (increase) in other assets	(209,901)	66,281
Increase in accounts payable and accrued expenses and other liabilities	56,799	237,340
Net cash provided by operating activities	3,576,758	4,298,636
Investing activities:
Real estate development	(2,376,890)	(2,507,664)
Real estate acquisitions	(1,820,308)	(3,648,920)
Duke Transaction, net of cash acquired	-	(28,111)
Tenant improvements and lease commissions on previously leased space	(347,488)	(271,011)
Property improvements	(248,868)	(156,520)
Proceeds from dispositions and contributions of real estate	1,788,924	1,310,442
Investments in and advances to unconsolidated entities	(479,897)	(246,135)
Return of investment from unconsolidated entities	54,067	304,901
Proceeds from the settlement of net investment hedges	12,797	31,045
Payments on the settlement of net investment hedges	(1,350)	(161)
Net cash used in investing activities	(3,419,013)	(5,212,134)
Financing activities:
Dividends paid on common and preferred stock	(2,677,477)	(2,420,022)
Noncontrolling interests contributions	21,245	1,760
Noncontrolling interests distributions	(227,803)	(178,055)
Settlement of noncontrolling interests	(499)	(69,759)
Tax paid with shares withheld	(26,893)	(19,814)
Debt and equity issuance costs paid	(28,965)	(58,320)
Net payments on credit facilities and commercial paper	(334,164)	(1,328,136)
Repurchase of and payments on debt	(917,560)	(270,344)
Proceeds from the issuance of debt	4,283,768	5,746,977
Net cash provided by financing activities	91,652	1,404,287

Effect of foreign currency exchange rate changes on cash	1,086	(28,431)
Net increase in cash and cash equivalents	250,483	462,358
Cash and cash equivalents, beginning of period	530,388	278,483
Cash and cash equivalents, end of period	$780,871	$740,841

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2024	December 31, 2023
ASSETS
Investments in real estate properties	$92,093,573	$88,666,575
Less accumulated depreciation	12,332,799	10,931,485
Net investments in real estate properties	79,760,774	77,735,090
Investments in and advances to unconsolidated entities	10,092,765	9,543,970
Assets held for sale or contribution	325,987	461,657
Net investments in real estate	90,179,526	87,740,717

Cash and cash equivalents	780,871	530,388
Other assets	4,944,799	4,749,735
Total assets	$95,905,196	$93,020,840

LIABILITIES AND CAPITAL
Liabilities:
Debt	$32,289,832	$29,000,501
Accounts payable and accrued expenses	1,808,142	1,766,018
Other liabilities	4,143,130	4,430,601
Total liabilities	38,241,104	35,197,120

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,007,821	53,117,776
Limited partners – common	887,186	848,160
Limited partners – Class A common	420,292	469,561
Total partners’ capital	54,379,247	54,499,445
Noncontrolling interests	3,284,845	3,324,275
Total capital	57,664,092	57,823,720
Total liabilities and capital	$95,905,196	$93,020,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental	$1,897,164	$1,777,359	$5,577,198	$5,062,583
Strategic capital	135,367	136,848	418,521	1,070,584
Development management and other	3,858	457	5,245	1,055
Total revenues	2,036,389	1,914,664	6,000,964	6,134,222
Expenses:
Rental	427,425	416,076	1,326,917	1,216,568
Strategic capital	61,342	84,069	210,689	306,684
General and administrative	98,154	96,673	316,041	292,097
Depreciation and amortization	649,265	642,010	1,924,075	1,846,545
Other	15,683	12,342	39,371	31,686
Total expenses	1,251,869	1,251,170	3,817,093	3,693,580

Operating income before gains on real estate transactions, net	784,520	663,494	2,183,871	2,440,642
Gains on dispositions of development properties and land, net	32,005	89,030	159,487	273,907
Gains on other dispositions of investments in real estate, net	434,446	129,584	651,306	158,392
Operating income	1,250,971	882,108	2,994,664	2,872,941

Other income (expense):
Earnings from unconsolidated entities, net	84,749	71,365	259,558	217,786
Interest expense	(230,113)	(181,053)	(631,700)	(466,882)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(37,942)	67,964	62,774	102,682
Gains on early extinguishment of debt, net	-	-	536	3,275
Total other expense	(183,306)	(41,724)	(308,832)	(143,139)
Earnings before income taxes	1,067,665	840,384	2,685,832	2,729,802
Income tax expense	(4,214)	(41,243)	(80,073)	(152,541)
Consolidated net earnings	1,063,451	799,141	2,605,759	2,577,261
Less net earnings attributable to noncontrolling interests	32,728	32,613	91,838	87,833
Net earnings attributable to controlling interests	1,030,723	766,528	2,513,921	2,489,428
Less preferred unit distributions	1,452	1,453	4,407	4,381
Net earnings attributable to common unitholders	$1,029,271	$765,075	$2,509,514	$2,485,047

Weighted average common units outstanding – Basic	942,137	939,602	941,545	939,448
Weighted average common units outstanding – Diluted	953,813	951,908	953,530	951,643

Net earnings per unit attributable to common unitholders – Basic	$1.08	$0.81	$2.64	$2.62

Net earnings per unit attributable to common unitholders – Diluted	$1.08	$0.80	$2.63	$2.61

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Consolidated net earnings	$1,063,451	$799,141	$2,605,759	$2,577,261
Other comprehensive income:
Foreign currency translation gains (losses), net	(417,102)	146,281	(87,659)	284,229
Unrealized gains (losses) on derivative contracts, net	(8,669)	3,702	26,854	(19,998)
Comprehensive income	637,680	949,124	2,544,954	2,841,492
Net earnings attributable to noncontrolling interests	(32,728)	(32,613)	(91,838)	(87,833)
Other comprehensive loss (income) attributable to noncontrolling interests	(605)	260	1,324	(20)
Comprehensive income attributable to common unitholders	$604,347	$916,771	$2,454,440	$2,753,639

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended September 30, 2024 and 2023

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2024	1,279	$63,948	925,880	$53,281,112	15,291	$879,924	7,650	$421,376	$3,276,961	$57,923,321
Consolidated net earnings	-	-	-	1,005,719	-	16,986	-	8,018	32,728	1,063,451
Effect of equity compensation plans	-	-	112	16,168	364	30,565	-	-	-	46,733
Capital contributions	-	-	-	-	-	-	-	-	15,214	15,214
Redemption of limited partners units	-	-	154	8,815	(154)	(8,815)	-	-	-	-
Foreign currency translation gains (losses), net	-	-	-	(407,729)	-	(6,752)	-	(3,226)	605	(417,102)
Unrealized losses on derivative contracts, net	-	-	-	(8,469)	-	(134)	-	(66)	-	(8,669)
Reallocation of capital	-	-	-	5,071	-	(4,208)	-	(863)	-	-
Distributions ($0.96 per common unit) and other	-	-	-	(892,866)	-	(20,380)	-	(4,947)	(40,663)	(958,856)
Balance at September 30, 2024	1,279	$63,948	926,146	$53,007,821	15,501	$887,186	7,650	$420,292	$3,284,845	$57,664,092

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2023	1,279	$63,948	923,861	$53,401,682	14,538	$840,369	8,595	$469,424	$3,302,401	$58,077,824
Consolidated net earnings	-	-	-	747,627	-	12,344	-	6,557	32,613	799,141
Effect of equity compensation plans	-	-	6	35,021	331	68,350	-	-	-	103,371
Capital contributions	-	-	-	-	-	-	-	-	62	62
Redemption of limited partners units	-	-	107	6,207	(134)	(9,497)	-	-	-	(3,290)
Foreign currency translation gains (losses), net	-	-	-	142,969	-	2,307	-	1,265	(260)	146,281
Unrealized gains on derivative contracts, net	-	-	-	3,618	-	53	-	31	-	3,702
Reallocation of capital	-	-	-	41,046	-	(41,675)	-	629	-	-
Distributions ($0.87 per common unit) and other	-	-	-	(806,287)	-	(17,863)	-	(5,559)	(36,520)	(866,229)
Balance at September 30, 2023	1,279	$63,948	923,974	$53,571,883	14,735	$854,388	8,595	$472,347	$3,298,296	$58,260,862

Nine Months Ended September 30, 2024 and 2023

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2024	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720
Consolidated net earnings	-	-	-	2,452,782	-	41,055	-	20,084	91,838	2,605,759
Effect of equity compensation plans	-	-	405	49,520	1,202	130,443	-	-	-	179,963
Capital contributions	-	-	-	-	-	-	-	-	21,245	21,245
Redemption of limited partners units	-	-	1,350	77,466	(461)	(26,127)	(945)	(51,838)	-	(499)
Foreign currency translation losses, net	-	-	-	(84,257)	-	(1,410)	-	(668)	(1,324)	(87,659)
Unrealized gains on derivative contracts, net	-	-	-	26,207	-	439	-	208	-	26,854
Reallocation of capital	-	-	-	45,815	-	(44,212)	-	(1,603)	-	-
Distributions ($2.88 per common unit) and other	-	-	-	(2,677,488)	-	(61,162)	-	(15,452)	(151,189)	(2,905,291)
Balance at September 30, 2024	1,279	$63,948	926,146	$53,007,821	15,501	$887,186	7,650	$420,292	$3,284,845	$57,664,092

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2023	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	2,428,278	-	39,919	-	21,231	87,833	2,577,261
Effect of equity compensation plans	-	-	330	70,180	1,174	152,176	-	-	-	222,356
Capital contributions	-	-	-	-	-	-	-	-	1,760	1,760
Redemption of limited partners units	-	-	502	29,009	(1,079)	(98,768)	-	-	-	(69,759)
Foreign currency translation gains, net	-	-	-	277,341	-	4,422	-	2,446	20	284,229
Unrealized losses on derivative contracts, net	-	-	-	(19,515)	-	(311)	-	(172)	-	(19,998)
Reallocation of capital	-	-	-	33,281	-	(34,018)	-	737	-	-
Distributions ($2.61 per common unit) and other	-	-	-	(2,420,025)	-	(52,295)	-	(16,676)	(109,084)	(2,598,080)
Balance at September 30, 2023	1,279	$63,948	923,974	$53,571,883	14,735	$854,388	8,595	$472,347	$3,298,296	$58,260,862

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Consolidated net earnings	$2,605,759	$2,577,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents and amortization of above and below market leases	(470,289)	(466,686)
Equity-based compensation awards	164,302	210,022
Depreciation and amortization	1,924,075	1,846,545
Earnings from unconsolidated entities, net	(259,558)	(217,786)
Operating distributions from unconsolidated entities	417,296	536,104
Decrease (increase) in operating receivables from unconsolidated entities	37,769	(98,227)
Amortization of debt discounts and debt issuance costs, net	58,446	55,526
Gains on dispositions of development properties and land, net	(159,487)	(273,907)
Gains on other dispositions of investments in real estate, net	(651,306)	(158,392)
Unrealized foreign currency and derivative losses (gains), net	61,188	(22,006)
Gains on early extinguishment of debt, net	(536)	(3,275)
Deferred income tax expense	2,201	9,836
Decrease (increase) in other assets	(209,901)	66,281
Increase in accounts payable and accrued expenses and other liabilities	56,799	237,340
Net cash provided by operating activities	3,576,758	4,298,636
Investing activities:
Real estate development	(2,376,890)	(2,507,664)
Real estate acquisitions	(1,820,308)	(3,648,920)
Duke Transaction, net of cash acquired	-	(28,111)
Tenant improvements and lease commissions on previously leased space	(347,488)	(271,011)
Property improvements	(248,868)	(156,520)
Proceeds from dispositions and contributions of real estate	1,788,924	1,310,442
Investments in and advances to unconsolidated entities	(479,897)	(246,135)
Return of investment from unconsolidated entities	54,067	304,901
Proceeds from the settlement of net investment hedges	12,797	31,045
Payments on the settlement of net investment hedges	(1,350)	(161)
Net cash used in investing activities	(3,419,013)	(5,212,134)
Financing activities:
Distributions paid on common and preferred units	(2,754,091)	(2,488,993)
Noncontrolling interests contributions	21,245	1,760
Noncontrolling interests distributions	(151,189)	(109,084)
Redemption of common limited partnership units	(499)	(69,759)
Tax paid with shares of the Parent withheld	(26,893)	(19,814)
Debt and equity issuance costs paid	(28,965)	(58,320)
Net payments on credit facilities and commercial paper	(334,164)	(1,328,136)
Repurchase of and payments on debt	(917,560)	(270,344)
Proceeds from the issuance of debt	4,283,768	5,746,977
Net cash provided by financing activities	91,652	1,404,287

Effect of foreign currency exchange rate changes on cash	1,086	(28,431)
Net increase in cash and cash equivalents	250,483	462,358
Cash and cash equivalents, beginning of period	530,388	278,483
Cash and cash equivalents, end of period	$780,871	$740,841

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL

Business. Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or “IRC”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 20 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two operating business segments: Real Estate (Rental Operations and Development) and Strategic Capital. Our Real Estate Segment represents the ownership, leasing and development of logistics properties. Our Strategic Capital Segment represents the management of properties owned by our unconsolidated co-investment ventures and other ventures. See Note 10 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2024, the Parent owned a 97.59% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.41% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

As the sole general partner of the OP, the Parent has complete responsibility and discretion in the day-to-day management and control of the OP, and we operate the Parent and the OP as one enterprise. The management of the Parent consists of the same members as the management of the OP. These members are officers of the Parent and employees of the OP or one of its subsidiaries. As general partner with control of the OP, the Parent is the primary beneficiary and therefore consolidates the OP. Because the Parent’s only significant asset is its investment in the OP, the assets and liabilities of the Parent and the OP are the same on their respective financial statements.

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

Index

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2024	2023	2024	2023	2024	2023
Operating properties:
Buildings and improvements	650,111	630,955	3,016	2,960	$55,326,967	$52,626,191
Improved land					23,851,292	22,809,306
Development portfolio, including land costs:
Prestabilized	5,957	13,369	21	45	855,419	1,838,805
Properties under development	21,529	26,438	76	85	2,288,124	2,528,650
Land (1)					4,395,022	3,775,553
Other real estate investments (2)					5,376,749	5,088,070
Total investments in real estate properties					92,093,573	88,666,575
Less accumulated depreciation					12,332,799	10,931,485
Net investments in real estate properties					$79,760,774	$77,735,090

(1)
At September 30, 2024 and December 31, 2023, our land was comprised of 8,651 and 8,197 acres, respectively.

(2)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) non-strategic real estate assets that we do not intend to operate long term; (iii) renewable energy assets, including solar panels and electric vehicle chargers, and energy storage systems; and (iv) non-industrial real estate assets that we intend to redevelop as industrial properties or other higher use assets.

Acquisitions

The following table summarizes our real estate acquisition activity, including energy assets (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024 (1)	2023	2024 (1)	2023 (2)
Number of operating properties	46	-	54	76
Square feet	8,770	-	11,047	14,941
Acres of land	342	890	707	1,128
Acquisition cost of net investments in real estate, excluding other real estate investments	$1,431,598	$116,112	$1,999,129	$3,626,672

Acquisition cost of other real estate investments	$184,761	$37,343	$235,004	$77,624

(1)
During the three and nine months ended September 30, 2024, we acquired our partners' interest in an unconsolidated venture and began consolidating the properties, including 30 operating properties aggregating 6.0 million square feet. In addition, through our investment in consolidated joint ventures in India, we entered a new market and acquired 225 acres of land.

(2)
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

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dispositions of development properties and land, net (1)
Number of properties	3	2	10	7
Square feet	1,284	1,530	3,123	3,652
Net proceeds	$202,386	$272,250	$580,876	$738,207
Gains on dispositions of development properties and land, net	$32,005	$89,030	$159,487	$273,907

Other dispositions of investments in real estate, net (2)
Number of properties	19	19	71	24
Square feet	6,131	2,415	13,954	2,775
Net proceeds	$893,054	$263,567	$1,776,112	$635,140
Gains on other dispositions of investments in real estate, net	$434,446	$129,584	$651,306	$158,392

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)
The three and nine months ended September 30, 2024 include the contribution of operating properties to our unconsolidated co-investment venture in the U.S. During the nine months ended September 30, 2023, we sold our ownership interest in an unconsolidated office joint venture.

Leases

We recognized lease right-of-use assets of $720.3 million and $683.7 million within Other Assets and lease liabilities of $624.2 million and $597.6 million within Other Liabilities, for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Liabilities

We have entered into agreements, principally performance and surety bonds and standby letters of credit in connection with certain development and energy projects. At September 30, 2024 and December 31, 2023, we had $594.9 million and $498.5 million, respectively, outstanding under such arrangements.

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

Index

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	September 30,	December 31,
	2024	2023
Unconsolidated co-investment ventures	$9,275,611	$8,379,265
Other ventures (1)	817,154	1,164,705
Total	$10,092,765	$9,543,970

(1)
In August 2024, we acquired our partners' interest in an unconsolidated venture and began consolidating the properties.

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recurring fees	$117,855	$113,947	$345,776	$340,842
Transactional fees	14,372	15,757	39,786	44,359
Promote revenue (1)	908	3,993	25,027	673,665
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$133,135	$133,697	$410,589	$1,058,866

(1)
The nine months ended September 30, 2023 primarily includes promote revenue earned from our unconsolidated co-investment venture in the U.S.

(2)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024 (2)	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Key property information:
Ventures	1	1	2	2	2	2	4	4	9	9
Operating properties	748	745	285	275	1,017	1,007	240	228	2,290	2,255
Square feet	130	126	67	65	227	223	98	94	522	508

Financial position:
Total assets ($)	13,183	11,884	4,083	4,106	24,819	23,504	10,224	10,226	52,309	49,720
Third-party debt ($)	5,396	4,185	1,062	915	6,167	5,804	4,003	3,983	16,628	14,887
Total liabilities ($)	6,244	4,930	1,147	997	8,325	7,849	4,439	4,429	20,155	18,205

Our investment balance ($) (3)	2,814	2,257	1,189	1,152	4,434	4,126	839	844	9,276	8,379
Our weighted average ownership (4)	30.3%	27.3%	33.4%	39.3%	32.2%	31.9%	15.2%	15.2%	28.6%	28.1%

	U.S.		Other Americas (1)		Europe		Asia		Total
Operating Information:	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
For the three months ended:
Total revenues ($)	355	330	110	109	467	429	162	164	1,094	1,032
Net earnings ($)	103	86	41	52	96	66	11	28	251	232

Our earnings from unconsolidated co-investment ventures, net ($)	31	24	13	18	36	23	2	5	82	70

For the nine months ended:
Total revenues ($)	1,070	983	350	314	1,359	1,255	475	491	3,254	3,043
Net earnings ($)	322	262	150	142	259	226	48	56	779	686

Our earnings from unconsolidated co-investment ventures, net ($)	97	71	49	49	91	74	9	10	246	204

(1)
Prologis Brazil Logistics Venture and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
In August 2024, FIBRA Prologis in Mexico completed a tender offer to acquire 77.1% of Terrafina, a Mexican FIBRA, through a combination of stock and cash, and began consolidating Terrafina. At June 30, 2024, Terrafina owned and managed 42.2 million square feet of industrial real estate, including 288 industrial operating properties. As a result of the transaction, our ownership percentage in FIBRA Prologis decreased to 35.5%. The assets and liabilities of Terrafina are not included in key property information as FIBRA Prologis is a publicly traded vehicle in Mexico that has not yet reported results for the third quarter of 2024.

Index

(3)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2024 and December 31, 2023, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes; and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. and Prologis Japan Core Logistics Fund.

(4)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At September 30, 2024, our outstanding equity commitments were $317.1 million, primarily for Prologis China Logistics Venture. The equity commitments expire from 2024 to 2033 if they have not been previously called. Typically, equity commitments are used for future development and acquisitions in the unconsolidated co-investment ventures.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2024 and December 31, 2023. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30, 2024	December 31, 2023
Number of operating properties	10	12
Square feet	3,303	3,469
Total assets held for sale or contribution	$325,987	$461,657
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$2,705	$14,182

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	September 30, 2024			December 31, 2023
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities and commercial paper	3.3%	2.8	$660,737	5.9%	3.1	$979,313
Senior notes	3.2%	10.0	29,386,420	2.9%	10.1	25,311,647
Term loans and unsecured other	1.9%	4.1	1,956,822	2.8%	3.7	2,330,520
Secured mortgage	4.4%	3.6	285,853	3.9%	3.4	379,021
Total	3.1%	9.5	$32,289,832	3.0%	9.3	$29,000,501

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

Index

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	September 30, 2024			December 31, 2023
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,834,209	5.7%	2.1%	$1,299,628	4.5%
Canadian dollar	5.0%	1,127,241	3.5%	5.0%	829,886	2.9%
Chinese renminbi	3.6%	650,315	2.0%	3.7%	241,820	0.8%
Euro	2.2%	10,879,967	33.7%	2.0%	10,083,601	34.8%
Japanese yen	1.1%	3,354,111	10.4%	1.0%	3,085,970	10.6%
U.S. dollar	4.1%	14,443,989	44.7%	4.1%	13,459,596	46.4%
Total	3.1%	$32,289,832	100.0%	3.0%	$29,000,501	100.0%

In May 2022, Refinitive Benchmark Services (UK) Ltd. ("RBSL"), the administrator of the Canadian Dollar Offered Rate ("CDOR") formally announced that it would cease the calculation and publication of all tenors of CDOR effective June 28, 2024. In June 2024, we modified the interest rates on our Canadian term loan from 2022 ("2022 Canadian Term Loan") and our credit facility agreements that bore interest at CDOR plus a spread over the applicable benchmark to the Canadian Overnight Repo Rate Average ("CORRA"). The modification did not have a material impact on our Consolidated Financial Statements.

Credit Facilities and Commercial Paper

The following table summarizes information about our available liquidity at September 30, 2024 (in millions):

Aggregate lender commitments
Credit facilities	$6,501
Less:
Credit facility borrowings outstanding	661
Commercial paper borrowings outstanding (1)	-
Outstanding letters of credit	26
Current availability	5,814
Cash and cash equivalents	781
Total liquidity	$6,595

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

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($409.8 million at September 30, 2024). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($525.4 million at September 30, 2024), subject to obtaining additional lender commitments. The Yen Credit Facility is scheduled to initially mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

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

Index

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

Senior Notes

The following table summarizes the issuances of senior notes during the nine months ended September 30, 2024 (principal in thousands):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
January		$1,250,000	$1,250,000	5.1%	17.3	March 2034 – 2054
February	CN¥	1,500,000	$211,024	3.5%	3.0	February 2027
March	C$	550,000	$405,147	4.7%	5.0	March 2029
May		€550,000	$592,130	4.0%	10.0	May 2034
May		£350,000	$439,147	5.6%	16.0	May 2040
July		$1,100,000	$1,100,000	5.1%	17.5	January 2035 – March 2054
September	CN¥	1,350,000	$189,655	3.3%	5.0	September 2029
Total			$4,187,103	4.8%	13.7

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date of each issuance.

Term Loans

In February 2024, we extinguished a $500.0 million U.S. dollar term loan.

In April 2024, we entered into a Japanese term loan totaling ¥20.0 billion ($129.4 million) with an issuance date weighted average interest rate of 1.5% maturing April 2034.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2024 and for each year through the period ended December 31, 2028, and thereafter were as follows at September 30, 2024 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2024 (1)	$-	$-	$-	$1,962	$1,962
2025 (1)(2)	-	35,027	325,124	179,938	540,089
2026	-	1,324,968	738,202	3,980	2,067,150
2027 (3)	660,737	1,962,895	50,439	4,156	2,678,227
2028	-	2,594,354	103,680	3,041	2,701,075
Thereafter	-	24,066,928	742,901	86,094	24,895,923
Subtotal	660,737	29,984,172	1,960,346	279,171	32,884,426
Unamortized premiums (discounts), net	-	(465,616)	-	7,359	(458,257)
Unamortized debt issuance costs, net	-	(132,136)	(3,524)	(677)	(136,337)
Total	$660,737	$29,386,420	$1,956,822	$285,853	$32,289,832

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)
Included in the 2025 maturities were the 2022 Canadian Term Loan ($222.0 million at September 30, 2024), which can be extended until 2027, and a Chinese renminbi term loan ($102.7 million at September 30, 2024), which can be extended until 2026, subject to the prevailing interest rate at the time of extension.

(3)
Included in the 2027 maturities were the 2023 Global Facility and Yen Credit Facility ($506.6 million and $154.1 million, respectively, at September 30, 2024), which can be extended until 2028.

Index

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at September 30, 2024 were subject to certain financial covenants under their related documents. At September 30, 2024, we were in compliance with all of our financial debt covenants.

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,098,087	$3,147,790	$7,036,302	$7,142,889	$157,950	$156,303
Other consolidated entities (1)	various	various	186,758	176,485	2,697,254	2,369,959	370,841	333,114
Prologis, L.P.			3,284,845	3,324,275	9,733,556	9,512,848	528,791	489,417
Limited partners in Prologis, L.P. (2)(3)			1,307,478	1,317,721	-	-	-	-
Prologis, Inc.			$4,592,323	$4,641,996	$9,733,556	$9,512,848	$528,791	$489,417

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at September 30, 2024 and December 31, 2023 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 7.7 million and 8.6 million Class A Units at September 30, 2024 and December 31, 2023, respectively, that were convertible into 7.3 million and 8.2 million limited partnership units of the OP at the end of each period.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 9.0 million and 9.1 million shares of the Parent’s common stock, at September 30, 2024 and December 31, 2023. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 6.5 million and 5.7 million shares of the Parent’s common stock at September 30, 2024 and December 31, 2023, respectively. See further discussion of LTIP Units in Note 7.

NOTE 7. LONG-TERM COMPENSATION

Equity-Based Compensation Plans and Programs

Prologis Outperformance Plan (“POP”)

We have allocated participation points or a percentage of the compensation pool to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over

Index

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

Performance Stock Unit Plan ("PSU Plan")

On January 16, 2024, PSUs were granted under the Company's 2020 Long-Term Incentive Plan and will be settled in equity at the end of a three-year performance period, if applicable performance hurdles are met. Such hurdles are based on a performance scale of Prologis’ percentile ranking in the Index for a three-year performance period. Prologis must perform at the 55th percentile to earn a target award of 100.0%. The award is capped at 200.0% of the target for performance at or above the 85th percentile, and there is no payout in the event Prologis’ performance is below the 35th percentile. There is proportional scaling between the 35th and the 85th percentiles, starting with 50.0% of the target being earned at the 35th percentile. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to five years.

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

Summary of Award Activity

RSUs

The following table summarizes the activity for RSUs for the nine months ended September 30, 2024 (units in thousands):

		Weighted Average
	Unvested RSUs	Grant Date Fair Value
Balance at January 1, 2024	2,097	$98.23
Granted	801	110.93
Vested and distributed	(639)	118.21
Forfeited	(56)	121.84
Balance at September 30, 2024	2,203	$96.46

Index

LTIP Units

The following table summarizes the activity for LTIP Units for the nine months ended September 30, 2024 (units in thousands):

	Unvested	Weighted Average
	LTIP Units	Grant Date Fair Value
Balance at January 1, 2024	5,379	$76.72
Granted	1,219	97.20
Vested LTIP Units	(1,095)	109.67
Forfeited	(4)	130.49
Balance at September 30, 2024	5,499	$74.67

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2024	2023	2024	2023
Net earnings attributable to common stockholders – Basic	$1,004,267	$746,174	$2,448,375	$2,423,897
Net earnings attributable to exchangeable limited partnership units (1)	25,130	19,054	61,851	61,497
Adjusted net earnings attributable to common stockholders – Diluted	$1,029,397	$765,228	$2,510,226	$2,485,394

Weighted average common shares outstanding – Basic	926,427	924,395	926,017	924,228
Incremental weighted average effect on exchange of limited partnership units (1)	23,191	23,627	23,424	23,615
Incremental weighted average effect of equity awards	4,195	3,886	4,089	3,800
Weighted average common shares outstanding – Diluted (2)	953,813	951,908	953,530	951,643

Net earnings per share attributable to common stockholders:
Basic	$1.08	$0.81	$2.64	$2.62
Diluted	$1.08	$0.80	$2.63	$2.61

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2024	2023	2024	2023
Net earnings attributable to common unitholders	$1,029,271	$765,075	$2,509,514	$2,485,047
Net earnings attributable to Class A Units	(8,018)	(6,557)	(20,084)	(21,231)
Net earnings attributable to common unitholders – Basic	1,021,253	758,518	2,489,430	2,463,816
Net earnings attributable to Class A Units	8,018	6,557	20,084	21,231
Net earnings attributable to exchangeable other limited partnership units	126	153	712	347
Adjusted net earnings attributable to common unitholders – Diluted	$1,029,397	$765,228	$2,510,226	$2,485,394

Weighted average common partnership units outstanding – Basic	942,137	939,602	941,545	939,448
Incremental weighted average effect on exchange of Class A Units	7,322	8,121	7,597	8,096
Incremental weighted average effect on exchange of other limited partnership units	159	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,195	3,886	4,089	3,800
Weighted average common units outstanding – Diluted (2)	953,813	951,908	953,530	951,643

Net earnings per unit attributable to common unitholders:
Basic	$1.08	$0.81	$2.64	$2.62
Diluted	$1.08	$0.80	$2.63	$2.61

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Class A Units	7,322	8,121	7,597	8,096
Other limited partnership units	299	299	299	299
Equity awards	7,314	7,252	7,942	7,347
Prologis, L.P.	14,935	15,672	15,838	15,742
Common limited partnership units	15,710	15,207	15,528	15,220
Prologis, Inc.	30,645	30,879	31,366	30,962

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

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	September 30, 2024		December 31, 2023
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$-	$-	$291
British pound sterling	1,467	21,735	9,608	9,862
Canadian dollar	5,936	974	4,480	1,225
Chinese renminbi	-	-	1,630	50
Euro	11,594	6,764	19,252	8,229
Japanese yen	39,476	1,179	45,149	589
Swedish krona	2,233	1,947	3,304	2,279
Options
Mexican peso	12	-	1,263	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	-	27,263	1,759	7,030
Canadian dollar	68	932	756	5,608

Interest rate contracts
Cash flow hedges
Euro	-	-	118	27,034
U.S. dollar	-	256	-	31,964
Total fair value of derivatives	$60,786	$61,050	$87,319	$94,161

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2024						2023
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	213	524	442	384	56	1,619	283	601	349	331	81	1,645
New contracts ($)	102	126	109	106	17	460	6	110	124	116	34	390
Matured, expired or settled contracts ($)	(32)	(86)	(120)	(148)	(61)	(447)	(73)	(218)	(73)	(66)	68	(362)
Notional amounts at September 30 ($)	283	564	431	342	12	1,632	216	493	400	381	183	1,673

Weighted average forward rate at September 30	1.31	1.15	1.26	120.22			1.29	1.17	1.28	113.85
Active contracts at September 30	109	92	96	88			77	69	92	96

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Exercised contracts	30	42	161	163
Realized gains on the matured, expired or settled contracts	$10	$11	$50	$42
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(67)	$29	$(32)	$9

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges ("NIHs") of our foreign operations and cash flow hedges ("CFHs") are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Balance Sheets and reflected within the AOCI/L table below.

Index

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2024			2023
	CAD	GBP	Total	CAD	CNH	GBP	Total
Notional amounts at January 1 ($)	516	432	948	534	-	440	974
New contracts ($)	47	397	444	350	100	218	668
Matured, expired or settled contracts ($)	(399)	(399)	(798)	(363)	(100)	(228)	(691)
Notional amounts at September 30 ($)	164	430	594	521	-	430	951

Weighted average forward rate at September 30	1.36	1.25		1.32	-	1.25
Active contracts at September 30	2	4		6	-	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the nine months ended September 30 (in millions):

	2024				2023
	EUR	USD	GBP	Total	EUR	USD	Total
Notional amounts at January 1 ($)	700	550	-	1,250	447	150	597
New contracts ($)	-	600	246	846	691	1,750	2,441
Matured, expired or settled contracts ($)	(700)	(1,050)	(246)	(1,996)	(859)	(1,900)	(2,759)
Notional amounts at September 30 ($)	-	100	-	100	279	-	279

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	September 30, 2024	December 31, 2023
British pound sterling	$1,820	$1,305
Canadian dollar	$778	$373

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) on the unhedged portion	$(28)	$10	$(12)	$7

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

Index

The following tables present these changes in AOCI/L (in thousands):

Three Months Ended September 30, 2024 and 2023

	Unrealized losses on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at July 1, 2024	$(18,488)	$15,834	$328,596	$272,495	$(754,490)	$(156,053)
Other comprehensive loss, net	(3,488)	(4,981)	(24,626)	(117,782)	(265,321)	(416,198)
Balance at September 30, 2024	$(21,976)	$10,853	$303,970	$154,713	$(1,019,811)	$(572,251)

	Unrealized gains on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at July 1, 2023	$15,086	$14,910	$310,140	$249,597	$(922,103)	$(332,370)
Other comprehensive income, net	546	3,072	29,679	50,149	63,141	146,587
Balance at September 30, 2023	$15,632	$17,982	$339,819	$299,746	$(858,962)	$(185,783)

Nine Months Ended September 30, 2024 and 2023

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2024	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)
Other comprehensive income (loss), net	23,768	2,439	(6,556)	(99,389)	21,688	(58,050)
Balance at September 30, 2024	$(21,976)	$10,853	$303,970	$154,713	$(1,019,811)	$(572,251)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2023	$30,545	$22,584	$332,973	$329,983	$(1,159,694)	$(443,609)
Other comprehensive income (loss), net	(14,913)	(4,602)	6,846	(30,237)	300,732	257,826
Balance at September 30, 2023	$15,632	$17,982	$339,819	$299,746	$(858,962)	$(185,783)

(1)
We estimate an additional expense of $3.0 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from September 30, 2024, due to the amortization of settled derivatives designated as cash flow hedges.

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

Fair Value Measurements on a Recurring Basis

At September 30, 2024 and December 31, 2023, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2024 and December 31, 2023, were classified as Level 2 of the fair value hierarchy.

Index

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At September 30, 2024 and December 31, 2023, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At September 30, 2024 and December 31, 2023, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2024 and December 31, 2023, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$660,737	$660,737	$979,313	$979,313
Senior notes	29,386,420	27,623,117	25,311,647	23,121,936
Term loans and unsecured other	1,956,822	1,940,543	2,330,520	2,322,827
Secured mortgage	285,853	272,023	379,021	357,731
Total	$32,289,832	$30,496,420	$29,000,501	$26,781,807

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

Index

The following reportable business segment revenues, net operating income and assets are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Real estate segment:
U.S.	$1,819,965	$1,705,656	$5,359,141	$4,866,508
Other Americas	34,604	29,442	95,486	81,576
Europe	28,858	29,101	83,286	69,368
Asia	17,595	13,617	44,530	46,186
Total real estate segment	1,901,022	1,777,816	5,582,443	5,063,638
Strategic capital segment:
U.S.	46,388	53,077	137,517	786,222
Other Americas	16,342	14,054	73,785	74,139
Europe	49,843	45,457	141,745	135,267
Asia	22,794	24,260	65,474	74,956
Total strategic capital segment	135,367	136,848	418,521	1,070,584

Total revenues	2,036,389	1,914,664	6,000,964	6,134,222

Segment net operating income: (1)
Real estate segment:
U.S. (2)	1,403,563	1,295,042	4,062,185	3,671,766
Other Americas	27,784	23,184	75,040	62,429
Europe	15,120	22,235	50,649	51,493
Asia	11,447	8,937	28,281	29,696
Total real estate segment	1,457,914	1,349,398	4,216,155	3,815,384
Strategic capital segment:
U.S. (2)	15,794	6,302	31,244	622,802
Other Americas	12,322	7,147	56,744	53,962
Europe	32,226	27,187	82,343	53,288
Asia	13,683	12,143	37,501	33,848
Total strategic capital segment	74,025	52,779	207,832	763,900

Total segment net operating income	1,531,939	1,402,177	4,423,987	4,579,284

Non-segment items:
General and administrative expenses	(98,154)	(96,673)	(316,041)	(292,097)
Depreciation and amortization expenses	(649,265)	(642,010)	(1,924,075)	(1,846,545)
Gains on dispositions of development properties and land, net	32,005	89,030	159,487	273,907
Gains on other dispositions of investments in real estate, net	434,446	129,584	651,306	158,392
Operating income	1,250,971	882,108	2,994,664	2,872,941

Earnings from unconsolidated entities, net	84,749	71,365	259,558	217,786
Interest expense	(230,113)	(181,053)	(631,700)	(466,882)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(37,942)	67,964	62,774	102,682
Gains on early extinguishment of debt, net	-	-	536	3,275
Earnings before income taxes	$1,067,665	$840,384	$2,685,832	$2,729,802

Index

	September 30, 2024	December 31, 2023
Segment assets:
Real estate segment:
U.S.	$77,402,504	$76,633,566
Other Americas	2,648,457	2,029,438
Europe	2,994,859	2,366,539
Asia	1,002,886	793,916
Total real estate segment	84,048,706	81,823,459
Strategic capital segment: (3)
U.S.	10,499	10,499
Europe	25,280	25,280
Asia	188	203
Total strategic capital segment	35,967	35,982
Total segment assets	84,084,673	81,859,441

Non-segment items:
Investments in and advances to unconsolidated entities	10,092,765	9,543,970
Assets held for sale or contribution	325,987	461,657
Cash and cash equivalents	780,871	530,388
Other assets	620,900	625,384
Total non-segment items	11,820,523	11,161,399
Total assets	$95,905,196	$93,020,840

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

(3)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at September 30, 2024 and December 31, 2023.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2024 and 2023 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $48.9 million in 2024 and $29.0 million in 2023 for both assets and liabilities.

•
We capitalized $34.1 million and $30.6 million in 2024 and 2023, respectively, of equity-based compensation expense.

•
We received $568.1 million in 2024 of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities. We increased our ownership in an unconsolidated co-investment venture in 2023 through the reinvestment of distributions from the venture of $11.6 million and receipt of $45.1 million of third-party investors' ownership in lieu of cash.

•
We issued 1.4 million and 0.5 million shares in 2024 and 2023, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We acquired the ownership interest of our partner in an unconsolidated venture in 2024 and began consolidating the properties.

•
We reinvested a distribution from an unconsolidated co-investment venture of $51.1 million in 2024.

We paid $572.7 million and $340.4 million for interest, net of amounts capitalized, during the nine months ended September 30, 2024 and 2023, respectively.

We paid $104.7 million and $122.2 million for income taxes, net of refunds, during the nine months ended September 30, 2024 and 2023, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2024 and 2023, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 25, 2024

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of September 30, 2024, the related consolidated statements of income, comprehensive income, and capital for the three-month and nine-month periods ended September 30, 2024 and 2023, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 25, 2024

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “aims,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, expectations regarding new lines of business, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures or form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in and management of our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

MANAGEMENT'S OVERVIEW

Prologis is the global leader in logistics real estate with a focus on high-barrier, high growth markets. We own, manage and develop well-located, high-quality logistics facilities in 20 countries across four continents. Our portfolio focuses on the world’s most vibrant centers of commerce and our scale across these locations allows us to better serve our customers’ diverse logistics requirements.

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

Finally, we believe our long-standing dedication to Environmental, Social and Governance (“ESG”) practices creates value for our customers, investors, employees and the communities in which we do business. The principles of ESG have been an important aspect of our business strategy that we believe delivers a strategic business advantage.

Our Global Presence

At September 30, 2024, we owned or had investments in, on a wholly-owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.2 billion square feet across the following geographies:

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our operating segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during the nine months ended September 30, 2024, within the consolidated operating portfolio, the weighted average lease term was 63 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

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

This segment produces durable, long-term cash flows and generally contributes 5% to 10% of our consolidated revenues, earnings and FFO, excluding promotes. We generate strategic capital revenue from our unconsolidated co-investment ventures, principally through asset management and property management services. Revenue earned from asset management fees is primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets based primarily on the total return of the investments over certain financial hurdles. Promote revenues are recognized when earned at the end of the promote period for the specific co-investment ventures. We plan to grow this business and increase revenues by increasing our assets under management in existing or new ventures. The majority of the strategic capital revenues are generated outside the U.S.

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

•
Rent Growth. As a result of several years of increases in market rents, our in-place leases have considerable upside potential to capture these higher rents and to drive future organic NOI growth. This is evident in the positive rent change we have experienced in every quarter since 2013 and was significant to our operating results over the last several years. We estimate that our share of the lease mark-to-market is approximately 34% (on an NER basis), which represents the growth rate from in-place rents to current market rents based on our share of the O&M portfolio at September 30, 2024. Therefore, even without further market rent growth, we expect our lease renewals to result in higher future rental income.

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

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $36.0 billion ($40.7 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to realize the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. The co-investment ventures provide capital from third parties that allows us to grow our O&M portfolio, contribute to self-funding our development activities through the sale of newly developed assets to these vehicles and produce substantial fees for our management of the assets. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At September 30, 2024, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $55.7 billion across 519 million square feet.

•
Balance Sheet Strength. We have a long-held strategy to build and maintain a balance sheet that is strong and flexible by using conservative levels of financial leverage. At September 30, 2024, the weighted average remaining maturity of our consolidated debt was 10 years and the weighted average interest rate was 3.1%. Through our refinancing activities we have substantially addressed our debt maturities until 2026. At September 30, 2024, we had total available liquidity of $6.6 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

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

SUMMARY OF THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Our operating results were strong during the nine months ended September 30, 2024 despite the softening of rents and occupancy in the market. Due to increases in market rents over the last several years, our existing lease mark-to-market drove rent change on rollover and same-store growth in our O&M portfolio. Our operating portfolio occupancy was 96.2% at September 30, 2024 and rent change on leases that commenced during the nine months ended September 30, 2024 was 69.5% on a net effective basis, both metrics based on our ownership share.

While our proprietary metrics around lease proposals are positive, we expect our customers to exercise caution in their leasing decisions through the remainder of 2024 due to uncertainty in the economic and geopolitical environment. Additionally, we are experiencing slower decision-making with build-to-suits and, as a result, expect limited speculative development in the short term. Despite the current environment, we believe we are well positioned to organically grow revenues over the long-term given the cumulative growth in market rents over the last several years and our existing high lease mark-to-market.

We completed the following significant activities in 2024, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $2.4 billion and realized net gains of $811 million, principally from the contribution of properties to unconsolidated co-investment ventures in the U.S. and Europe, and sales of non-strategic properties to third parties in the U.S.

•
Through our investment in consolidated joint ventures in India, we acquired 225 acres of land to support future development opportunities in this new market.

•
At September 30, 2024, we had total available liquidity of $6.6 billion, including borrowing capacity on our credit facilities of $5.8 billion and unrestricted cash balances of $781 million.

•
In March 2024, we established a commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes (“CPNs”) denominated in U.S. dollars. At any point in time, we are required to maintain available commitments under our credit facilities in an amount at least equal to the CPNs outstanding.

•
We issued $4.2 billion of senior notes with an issuance date weighted average interest rate of 4.8% and weighted average maturity of 14 years (principal in millions):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
January		$1,250	$1,250	5.1%	17.3	March 2034 – 2054
February	CN¥	1,500	$211	3.5%	3.0	February 2027
March	C$	550	$405	4.7%	5.0	March 2029
May		€550	$592	4.0%	10.0	May 2034
May		£350	$439	5.6%	16.0	May 2040
July		$1,100	$1,100	5.1%	17.5	January 2035 – March 2054
September	CN¥	1,350	$190	3.3%	5.0	September 2029
Total			$4,187	4.8%	13.7

(1) The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date of each issuance.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Index

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the nine months ended September 30 (in millions):

	2024	2023
Real estate segment:
Rental revenues	$5,577	$5,063
Development management and other revenues	5	1
Rental expenses	(1,327)	(1,217)
Other expenses	(39)	(32)
Real Estate Segment – NOI	4,216	3,815

Strategic capital segment:
Strategic capital revenues	419	1,071
Strategic capital expenses	(211)	(307)
Strategic Capital Segment – NOI	208	764

General and administrative expenses	(316)	(292)
Depreciation and amortization expenses	(1,924)	(1,846)
Operating income before gains on real estate transactions, net	2,184	2,441
Gains on dispositions of development properties and land, net	160	274
Gains on other dispositions of investments in real estate, net	651	158
Operating income	$2,995	$2,873

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

Below are the components of Real Estate Segment NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2024	2023
Rental revenues	$5,577	$5,063
Development management and other revenues	5	1
Rental expenses	(1,327)	(1,217)
Other expenses	(39)	(32)
Real Estate Segment – NOI	$4,216	$3,815

Index

The $401 million change in Real Estate Segment (“RES”) NOI for the nine months ended September 30 compared to the same period in 2023, was impacted by the following activities (in millions):

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

(3)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2023 through September 30, 2024.

Below are key operating metrics of our consolidated operating portfolio.

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the nine months ended September 30 (dollars and square feet in millions):

	2024	2023
Starts:
Number of new development buildings started during the period	21	17
Square feet	6	4
TEI	$885	$1,335
Percentage of build-to-suits based on TEI	27.7%	60.9%

Stabilizations:
Number of development buildings stabilized during the period	55	43
Square feet	19	15
TEI	$3,317	$1,863
Percentage of build-to-suits based on TEI	27.4%	36.3%
Weighted average stabilized yield (1)	6.0%	6.4%
Estimated value at completion	$3,812	$2,505
Estimated weighted average margin (2)	14.9%	34.5%
Estimated value creation	$495	$642

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

At September 30, 2024, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before August 2026 with a TEI of $5.4 billion and was 32.8% leased. This includes the development of data centers with an aggregate TEI of $1.1 billion, on a consolidated basis. Our investment in the development portfolio was $3.1 billion at September 30, 2024.

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

Strategic Capital Segment

This operating segment includes revenues from asset management and property management services, transactional services for acquisition, disposition and leasing activity and promote revenue earned from the unconsolidated co-investment ventures. Revenues associated with the Strategic Capital Segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties, timing of promotes, foreign currency exchange rates and other transactional activity. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital Segment through Strategic Capital Expenses and to the Real Estate Segment through Rental Expenses, both in the Consolidated Financial Statements,

Index

based on the square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 3 to the Consolidated Financial Statements.

Below are the components of Strategic Capital Segment NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2024	2023
Strategic capital revenues	$419	$1,071
Strategic capital expenses	(211)	(307)
Strategic Capital Segment – NOI	$208	$764

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Strategic capital revenues ($)
Recurring fees (2)	125	130	45	36	126	122	56	60	352	348
Transactional fees (3)	13	16	5	5	16	13	8	15	42	49
Promote revenue (4)	-	641	24	33	-	-	1	-	25	674
Total strategic capital revenues ($)	138	787	74	74	142	135	65	75	419	1,071
Strategic capital expenses ($) (4)	(107)	(164)	(17)	(20)	(60)	(82)	(27)	(41)	(211)	(307)
Strategic Capital Segment– NOI ($)	31	623	57	54	82	53	38	34	208	764

(1)
The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)
Recurring fees include asset management and property management fees.

(3)
Transactional fees include leasing commissions and acquisition, disposition, development and other fees.

(4)
We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a three-year period or the stabilization of individual development projects owned by the venture. The promote revenue we earned during the nine months ended September 30, 2023, was primarily from Prologis Targeted U.S. Logistics Fund in the second quarter of 2023. Changes in asset valuations within the co-investment ventures during the promote period is one of the significant inputs to the calculation of promote revenues. The asset valuations are prepared by third-party valuation firms.

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

G&A Expenses

G&A expenses were $316 million and $292 million for the nine months ended September 30, 2024 and 2023, respectively. G&A expenses increased in 2024 as compared to 2023, principally due to inflationary increases and higher compensation expenses. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the nine months ended September 30 (dollars in millions):

	2024	2023
Building and land development activities	$103	$96
Operating building improvements and other	42	39
Total capitalized G&A expenses	$145	$135
Capitalized compensation and related costs as a percent of total	24.8%	23.6%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.9 billion and $1.8 billion for the nine months ended September 30, 2024 and 2023, respectively.

The $78 million change in depreciation and amortization expenses for the nine months ended September 30, 2024 compared to the same period in 2023, was impacted by the following items (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $160 million and $274 million for the nine months ended September 30, 2024 and 2023, respectively, primarily from the contribution of properties we developed to unconsolidated co-investment ventures in the U.S. and Europe in 2024 and in Japan in 2023. Gains on other dispositions of investments in real estate were $651 million and $158 million for the nine months ended September 30, 2024 and 2023, respectively. The gains recognized in 2024 are primarily from the contribution of operating properties to our U.S. unconsolidated co-investment venture, and both 2024 and 2023 include the sale of non-strategic properties in the U.S.

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

	September 30, 2024			December 31, 2023
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	3,007	649	96.1%	2,957	631	97.6%
Unconsolidated	2,278	519	95.8%	2,242	507	97.5%
Total	5,285	1,168	95.9%	5,199	1,138	97.6%

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

We define our same store population for the three months ended September 30, 2024 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2023 and owned throughout the same three-month period in both 2023 and 2024. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2023) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

			Percentage
	2024	2023	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,897	$1,777
Rental expenses	(427)	(416)
Consolidated Property NOI	1,470	1,361

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(238)	(189)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	809	749
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(641)	(603)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,400	$1,318	6.2%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(120)	(124)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(16)	(15)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	13	12
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,277	$1,191	7.2%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at September 30, 2024 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are generally accounted for using the equity method, of $260 million and $218 million for the nine months ended September 30, 2024 and 2023, respectively.

The earnings we recognize can be impacted by: (i) the size, rental rates and occupancy of the portfolio of properties owned by each venture; (ii) interest expense based on the size of the debt portfolio; (iii) gains or losses from the dispositions of properties and extinguishment of debt; (iv) our ownership interest in each venture; (v) other variances in revenues and expenses of each venture; and (vi) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital Segment discussion and in Note 3 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2024	2023
Gross interest expense	$656	$490
Amortization of debt discount and debt issuance costs, net	59	56
Capitalized amounts	(83)	(79)
Net interest expense	$632	$467
Weighted average effective interest rate during the period	3.1%	2.7%

Interest expense increased during the nine months ended September 30, 2024, as compared to the same period in 2023, principally due to the issuance of senior notes to finance our acquisition and development activities and higher interest rates on new issuances. We issued $4.2 billion of senior notes during the nine months ended September 30, 2024 and $5.4 billion during the year ended December 31, 2023, with a weighted average interest rate of 4.8% and 4.7%, respectively, at the issuance date.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $63 million and $103 million for the nine months ended September 30, 2024 and 2023, respectively. Included in these amounts was interest income earned on short-term investments.

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

The following table details our foreign currency and derivative gains (losses), net for the nine months ended September 30 included in earnings (in millions):

	2024	2023
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$50	$42
Gains (losses) on the settlement of transactions with third parties	(1)	2
Total realized foreign currency and derivative gains, net	49	44

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(44)	16
Gains (losses) on remeasurement of certain assets and liabilities	(17)	6
Total unrealized foreign currency and derivative gains (losses), net	(61)	22
Total foreign currency and derivative gains (losses), net	$(12)	$66

Index

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

The following table summarizes our income tax expense for the nine months ended September 30 (in millions):

	2024	2023
Current income tax expense:
Income tax expense	$71	$117
Income tax expense on dispositions	7	26
Total current income tax expense	78	143

Deferred income tax expense:
Income tax expense	2	10
Total deferred income tax expense	2	10
Total income tax expense	$80	$153

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes payable to us and earned during the period. We had net earnings attributable to noncontrolling interests of $153 million and $149 million for the nine months ended September 30, 2024 and 2023, respectively. Included in these amounts were $61 million for both the nine months ended September 30, 2024 and 2023, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the nine months ended September 30, 2024 and 2023, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

See Note 9 to the Consolidated Financial Statements for more information on changes in other comprehensive income and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, are similar to the changes for the nine-month periods ended on the same dates.

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

Index

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2024, 97 properties in our development portfolio were 32.8% leased with a current investment of $3.1 billion and a TEI of $5.4 billion when completed and leased, leaving $2.3 billion of estimated additional required investment);

•
development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures, including the acquisition of land;

•
the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties and data centers;

•
capital expenditures and leasing costs on properties in our operating portfolio;

•
investments in renewable energy, energy storage and mobility infrastructure to serve our customers;

•
repayment of debt and scheduled principal payments of $2 million in the remainder of 2024 and $540 million in 2025;

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

•
available unrestricted cash balances ($781 million at September 30, 2024);

•
borrowing capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($5.8 billion available at September 30, 2024), including our commercial paper program that we established in the first quarter of 2024; and

•
proceeds from the issuance of debt.

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

Index

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2024			December 31, 2023
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,834	5.7%	2.1%	$1,300	4.5%
Canadian dollar	5.0%	1,127	3.5%	5.0%	830	2.9%
Chinese renminbi	3.6%	651	2.0%	3.7%	242	0.8%
Euro	2.2%	10,880	33.7%	2.0%	10,084	34.8%
Japanese yen	1.1%	3,354	10.4%	1.0%	3,086	10.6%
U.S. dollar	4.1%	14,444	44.7%	4.1%	13,459	46.4%
Total debt (1)	3.1%	$32,290	100.0%	3.0%	$29,001	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at September 30, 2024 and December 31, 2023 was 10 and 9 years, respectively.

Our credit ratings at September 30, 2024, were A from Standard & Poor's with a stable outlook and A3 from Moody’s with a positive outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At September 30, 2024, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at September 30, 2024 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$200	$200	2026 – 2027 (2)
Prologis Brazil Logistics Venture	32	127	159	2026
Prologis European Logistics Fund	-	160	160	2027 (2)
Prologis Japan Core Logistics Fund	99	510	609	2033
Prologis China Logistics Venture	186	1,057	1,243	2024 – 2028
Total	$317	$2,054	$2,371

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at September 30, 2024.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2024	2023
Net cash provided by operating activities	$3,577	$4,299
Net cash used in investing activities	$(3,419)	$(5,212)
Net cash provided by financing activities	$92	$1,404
Net increase in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$250	$462

Index

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the nine months ended September 30, 2024 and 2023:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $470 million and $467 million in 2024 and 2023, respectively.

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

•
G&A expenses and equity-based compensation awards. We incurred $316 million and $292 million of G&A expenses in 2024 and 2023, respectively. We recognized equity-based, noncash compensation expenses of $164 million and $210 million in 2024 and 2023, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $417 million and $536 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2024 and 2023, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $573 million and $340 million in 2024 and 2023, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $105 million and $122 million in 2024 and 2023, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. This activity includes land for future development, operating properties, other real estate assets and real estate portfolios, such as the $3.1 billion portfolio acquired in the second quarter of 2023. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the nine months ended September 30, 2024 and 2023:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $480 million and $246 million in 2024 and 2023, respectively, representing our proportionate share. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $54 million and $305 million in 2024 and 2023, respectively. Included in these amounts were distributions from venture activities including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from (payments on) the settlement of net investment hedges. We received net proceeds of $11 million and $31 million for the settlement of net investment hedges in 2024 and 2023, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):

	2024	2023
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$329	$28
Secured mortgage debt	89	153
Senior notes	-	89
Term loans	500	-
Total	$918	$270

Proceeds from the issuance of debt
Secured mortgage debt	$6	$112
Senior notes	4,149	5,323
Term loans	129	312
Total	$4,284	$5,747

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $9.3 billion at September 30, 2024. These ventures had total third-party debt of $16.6 billion at September 30, 2024 with a weighted average remaining maturity of 6 years and weighted average interest rate of 3.3%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 29.1% at September 30, 2024 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2024, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $0.96 and $0.87 per common share in each of the first three quarters of 2024 and 2023, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A common limited partnerships units ("Class A Units") in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in the first three quarters of 2024 and 2023.

At September 30, 2024, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Index

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for the nine months ended September 30 as follows (in millions):

	2024	2023
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$2,448	$2,424

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,870	1,811
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(651)	(156)
Adjustments related to noncontrolling interests	(31)	(24)
Our proportionate share of adjustments related to unconsolidated entities	333	342
NAREIT defined FFO attributable to common stockholders/unitholders	3,969	4,397

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	61	(26)
Deferred income tax expense	2	10
Our proportionate share of adjustments related to unconsolidated entities	(3)	(6)
FFO, as modified by Prologis attributable to common stockholders/unitholders	4,029	4,375

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(160)	(274)
Current income tax expense on dispositions	7	24
Gains on early extinguishment of debt, net	(1)	(3)
Adjustments related to noncontrolling interests	-	9
Our proportionate share of adjustments related to unconsolidated entities	(5)	1
Core FFO attributable to common stockholders/unitholders	$3,870	$4,132

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at September 30, 2024. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments, such as foreign currency contracts, that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At September 30, 2024, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Index

For the nine months ended September 30, 2024, $434 million or 7.2% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At September 30, 2024, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.6 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $163 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At September 30, 2024, $31.2 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At September 30, 2024, $1.7 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at September 30, 2024 (dollars in millions):

	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt	$2	$275	$1,472	$2,017	$27,422	$31,188	$28,801
Weighted average interest rate (1)	4.0%	3.4%	3.3%	2.2%	3.2%	3.2%

Variable rate debt
Credit facilities	$-	$-	$-	$661	$-	$661	$661
Secured mortgage debt	-	43	-	-	-	43	43
Term loans	-	222	595	-	175	992	991
Total variable rate debt	$-	$265	$595	$661	$175	$1,696	$1,695

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At September 30, 2024, the weighted average effective interest rate on our variable rate debt was 2.7% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at September 30, 2024. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million for the quarter ended September 30, 2024, which equates to a change in interest rates of 27 basis points on our average outstanding variable rate debt balances and one basis point on our average total debt portfolio balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at September 30, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At September 30, 2024, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2024, we issued 0.2 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the "Act"), afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

4.1	Form of Officers’ Certificate related to the 5.000% Notes due 2035 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on July 23, 2024).

4.2	Form of 5.000% Notes due 2035 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on July 23, 2024).

4.3	Form of Officers’ Certificate related to the 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on July 23, 2024).

4.4	Form of 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on July 23, 2024).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: October 25, 2024