Form 10-K
period 2024-12-31
Prologis, Inc.; Prologis, L.P.
filed 2025-02-14
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Prologis, Inc.: Yes ☑ No ☐ Prologis, L.P.: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit such files). Prologis, Inc.: Yes ☑ No ☐ Prologis, L.P.: Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2024 the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $103,726,874,356.

The number of shares of Prologis, Inc.’s common stock outstanding at February 12, 2025, was approximately 926,860,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2025 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

Auditor Name: KPMG LLP Auditor Location: Denver, CO Auditor Firm ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2024, the Parent owned a 97.57% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.43% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

THE COMPANY

Prologis is the global leader in logistics real estate with a focus on high-barrier, high growth markets. We own, manage and develop well-located, high-quality logistics facilities in 20 countries across four continents. Our portfolio centers on the world’s most vibrant centers of commerce and our scale across these locations allows us to better serve our customers’ diverse logistics requirements.

Logistics supply chains remain essential to our customers and the global economy. Long-term trends, including the growth of e-commerce and modernization of the supply chain, continue to drive demand toward creating supply chain resiliency through leasing additional space to store and distribute goods. This sustained demand has contributed to meaningful rent growth and low vacancy rates in recent years. We believe this demand is driven by three primary factors: (i) the re-positioning of our customer supply chains to accommodate the shift toward e-commerce and heightened service expectations; (ii) growth in overall consumption and households; and (iii) our customers’ increased focus on building supply chain efficiency. We believe these factors will sustain demand and low vacancy rates over the long term. In the near term, our proprietary metrics reveal renewed activity in customer leasing decisions as we entered 2025 despite the current economic and geopolitical environment.

Our teams actively manage our portfolio by providing comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We invest significant capital into new logistics properties through acquisitions and development activity, including both built-to-suit and speculative development and redevelopment of properties into industrial properties and data centers. Proceeds from property dispositions, generally achieved by contributing newly developed properties to our co-investment ventures and selling of non-strategic properties to third parties, enable us to recycle capital back into our ongoing investment activities.

While the majority of our properties in the U.S. are wholly owned, we hold a significant ownership interest in properties both in the U.S. and internationally through our investment in co-investment ventures. Partnering with many of the world’s largest institutional investors through co-investment ventures allows us to expand our investment capacity, enhance and diversify our real estate returns and mitigate our exposure to foreign currency movements.

Our scale and customer-focused strategy have compelled us to expand the services we provide. Our 1.3 billion square foot portfolio has provided the foundation upon which we have built a platform of solutions to address challenges that our customers face in global fulfillment today. Through Prologis Essentials, we provide solutions to meet our customers’ operations and energy and sustainability needs. Our customer experience teams, proprietary technology and strategic partnerships are foundational to all aspects of our Prologis Essentials offerings. These resources allow us to provide our customers with unique and actionable insights and tools to help them make progress on sustainability goals and drive greater efficiency in their operations. Moreover, the principles of Environmental, Social, and Governance (“ESG”) are ingrained in our business strategy through our integrated approach to global impact and sustainability, which we believe creates value for our customers, investors, employees, and communities.

Our Global Presence

At December 31, 2024, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.3 billion square feet across the following geographies:

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

REPORTABLE SEGMENTS

Our business comprises two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments over the last three years (in millions):

Real Estate Segment – Rental Operations

NOI [1]

$6,000
$4,500
$3,000
$1,500
$0
2022
2023
2024

Real Estate Segment – Development

Development Stabilizations [2]

$4,400
$3,300
$2,200
$1,100
$0
2022
2023
2024
U.S.
Outside the U.S.

Strategic Capital Segment
NOI (1)
$1,000
$750
$500
$250
$0
2022
2023
2024

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our reportable segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. For leases that commenced during 2024 within the consolidated operating portfolio, the weighted average lease term was 64 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Our development business provides the opportunity to build modern logistics facilities that address the evolving requirements of our customers while deepening our presence in our target markets. We believe we have a competitive advantage due to: (i) the strategic locations of our global land bank and redevelopment sites for the development of future industrial properties or data centers; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that provide operational efficiencies for our customers; and (v) our procurement capabilities that allow us to secure high-demand construction materials at a lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the value of our Real Estate Segment. Generally, we develop properties in the U.S. to hold for the long term or to contribute to our unconsolidated co-investment venture, and outside the U.S. to contribute to our unconsolidated co-investment ventures.

Strategic Capital Segment

We partner with many of the world’s largest institutional investors through co-investment ventures. The business is capitalized through private and public equity, that is comprised of 95% open-ended ventures, long-term ventures and two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis, which controls Terrafina, also a publicly traded FIBRA in Mexico). We align our interests with our partners by holding significant ownership interests in the co-investment ventures. Nine of the co-investment ventures are unconsolidated entities, and one is consolidated, with our ownership in the co-investment ventures ranging from 15% to 55%. As the majority of our investments are in unconsolidated co-investment ventures, this structure allows us to reduce our exposure to foreign currency movements for investments outside the U.S. Management of the unconsolidated co-investment ventures comprises our Strategic Capital Segment.

This segment generates durable, long-term cash flows and generally contributes 5% to 10% of our consolidated revenues, earnings and FFO, excluding promotes. We generate strategic capital revenue from our unconsolidated co-investment ventures, principally through asset management and property management services. Revenue earned from asset management fees is primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. The majority of the strategic capital revenues are generated outside the U.S. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets based primarily on the total return of the investments over certain financial hurdles. Promote revenues are recognized when earned at the end of the promote period for the specific co-investment ventures. We plan to grow this business and increase revenues by increasing our assets under management in existing or new ventures.

FUTURE GROWTH

We believe that the quality and scale of our portfolio, our ability to develop our land bank and redevelopment sites, our strategic capital business, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

Weighted Average Net Effective Rent (1) Change
based on our ownership share
80%
60%
40%
20%
0%
2022
2023
2024

Value Creation from Consolidated Development Stabilizations (in millions)

$1,600
$1,200
$800
$400
$0
2022
2023
2024
U.S.
Outside the U.S.

Strategic Capital Segment Fees and Promote Revenues (in millions)
$1,600
$1,200
$800
$400
$0
2022
2023
2024
Recurring fees
Transactional fees
Promote revenues

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

•
Rent Growth. We have experienced positive rent growth every quarter since 2013. As a result of several years of increases in market rents, our in-place leases have considerable upside potential to capture these higher rents and to drive future organic NOI growth. We estimate that our share of the lease mark-to-market is approximately 30% (on an NER basis), which represents the amount by which current market rents exceed our in-place rents based on our share of the O&M portfolio at December 31, 2024. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth due to the compounded nature of market rent growth. Therefore, even without further market rent growth, we would expect our lease renewals to result in higher future rental income.

•
Value Creation from Development. The global nature of our development program provides a wide landscape of opportunities to pursue based on our judgment of market conditions, opportunities and risks. One of the ways in which we create value is through our focus on sourcing well-located land and redevelopment sites through acquisition opportunities. This strategy has enabled us to create value by converting income-producing assets acquired for redevelopment into industrial properties, known as Covered Land Plays ("CLPs"), as well as converting existing industrial properties into higher uses, such as data centers.

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $36.9 billion ($41.5 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to capture the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. The co-investment ventures provide capital from third parties that allows us to grow our O&M portfolio, contribute to self-funding our development activities through the sale or contribution of newly developed assets to these vehicles and produce substantial fees for our management of the assets. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At December 31, 2024, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $56.3 billion across 548 million square feet.

Consolidated Debt and Weighted Average Effective Interest Rate (dollars in millions)
$32,000
$24,000
$16,000
$8,000
$0
4.0%
3.0%
2.0%
1.0%
0.0%
2022
2023
2024
Consolidated debt at year-end
Weighted average effective interest rate during the year

G&A Expenses (1) as a % of Investments in Real Estate
0.8%
0.6%
0.4%
0.2%
0.0%
2022
2023
2024
G&A as % of consolidated portfolio
Adjusted G&A as % of O&M portfolio

(1)
G&A Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our

Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures.

•
Balance Sheet Strength. We have a long-held strategy to build and maintain a strong and flexible balance sheet by using conservative levels of financial leverage. At December 31, 2024, the weighted average remaining maturity of our consolidated debt was 9 years and the weighted average interest rate was 3.1%. At December 31, 2024, we had total available liquidity of $7.4 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

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

•
Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale in procurement and innovating through data analytics and digitization efforts. This includes investments in early and growth-stage companies that are focused on emerging technologies for the logistics sector through Prologis Ventures, our corporate venture capital group. Our Prologis Essentials platform provides our customers with solutions through services and products that address their operations and energy and sustainability needs, simplify their decision-making and support them in achieving their environmental goals.

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

•
the ability to leverage the organizational scale and structure of our 1.3 billion square foot O&M portfolio to provide a single point of contact for our multi-market customers to address their needs through our in-house global Customer Led Solutions Team;

•
services and solutions offered through Prologis Essentials to assist our customers with their operations and energy and sustainability needs and at the same time enhancing the value of our real estate;

•
a strategically located, global land bank and redevelopment sites that have the potential to support the development of $41.5 billion of TEI of new logistics space on an O&M basis, including build-to-suit development and redevelopment as industrial properties or data centers;

•
capabilities to convert properties to data centers in key markets, with total TEI of $0.9 billion on an O&M basis currently under development;

•
local teams with the expertise, experience and relationships to lease our properties and deploy capital advantageously, supported by our in-house government and community affairs and entitlement teams;

•
development of logistics facilities with sustainable design features that meet customer needs for efficient, high-quality buildings while enabling them to make progress on their own sustainability goals;

•
relationships and successful track record with current and prospective investors in our strategic capital business that is comprised of 95% open-ended ventures, long-term ventures and two publicly traded vehicles;

•
a market intelligence team that allows us to track business conditions in real time, proactively pursue market opportunities and disruptions alike, and develop revenue-generating capabilities;

•
an investment in technology and talent to support our sustainability objectives, including expanding our efforts around renewable energy;

•
an internal venture capital group, Prologis Ventures, through which we invest in growth stage companies focused on innovating across the logistics sector; and

•
a strong balance sheet and credit ratings, coupled with significant liquidity, borrowing capacity and long-term fixed debt with low rates.

Customers

At December 31, 2024, in our Real Estate Segment representing our consolidated properties, we had more than 4,000 customers occupying 646 million square feet of logistics operating properties (6,500 customers occupying 1.3 billion square feet for our O&M portfolio). Our broad customer base represents a spectrum of international, national, regional and local logistics users who operate across various industries, providing diverse goods to consumers throughout the globe.

The strategic location of our global portfolio gives us a unique ability to provide real estate solutions that support our customers' supply chains and help them meet end-consumer delivery expectations. Our properties are positioned at critical points in the supply chain, most notably our infill and Last Touch® facilities, which are located within and adjacent to major cities to ensure same-day delivery to consumers. Additionally, we own import and national distribution centers with access to major seaports and intermodal hubs, as well as regional distribution centers that facilitate broader market reach.

Below are the primary categories of goods in our consolidated real estate properties at December 31, 2024:

Primary Categories of Goods in Our Buildings as a % of NER [(1)]

Basic Daily Needs – 34%
- Consumer Goods
- Food & Beverage
- Apparel
- Paper and Packaging

Structural Trends – 27%
- Transportation
- General Retailer
- Healthcare
- Data

Cyclical Spending – 27%
- Construction
- Auto
- Appliances
- Home Goods

Production
Consumption
Raw materials suppliers
International manufacturing/ Order consolidation
Retail centers
Import/national distribution center
Regional distribution center
Last Touch™
Customer
Raw materials suppliers
Domestic manufacturing/ Order consolidation
Return center

(1)
Primary categories do not sum to 100% as the difference is attributable to customers that do not clearly fall into a single category. Additionally, primary categories are listed in order of the largest percentage of NER for each category type.

The following table details our top 25 customers for our consolidated and O&M real estate properties at December 31, 2024 (square feet in millions):

	Consolidated - Real Estate Segment			Owned and Managed
Top Customers	% of NER	Total Occupied Square Feet	Top Customers	% of NER	Total Occupied Square Feet
1. Amazon	6.0	34	1. Amazon	4.9	46
2. Home Depot	2.8	17	2. Home Depot	1.8	19
3. FedEx	1.7	7	3. FedEx	1.3	11
4. UPS	1.0	6	4. DHL	1.1	13
5. Geodis	0.9	6	5. Geodis	1.1	15
6. NFI Industries	0.7	4	6. CEVA Logistics	1.0	13
7. DHL	0.7	4	7. GXO	0.8	10
8. Walmart	0.7	6	8. UPS	0.8	9
9. Lululemon	0.7	2	9. Maersk	0.8	7
10. GigaCloud	0.7	3	10. Kuehne + Nagel	0.7	9
Top 10 Customers	15.9	89	Top 10 Customers	14.3	152
11. Pepsi	0.6	4	11. DVS A/S	0.7	8
12. GXO	0.6	4	12. Walmart	0.6	8
13. Wayfair	0.6	6	13. NFI Industries	0.5	4
14. Ryder	0.6	3	14. Pepsi	0.4	4
15. Maersk	0.5	3	15. GigaCloud	0.4	3
16. DVS A/S	0.5	2	16. Lululemon	0.4	2
17. Western Post	0.5	2	17. Mercado Libre	0.4	5
18. Imperial Dade	0.5	2	18. Ryder	0.4	4
19. Berkshire Hathaway	0.4	3	19. Burlington Stores	0.4	3
20. CEVA Logistics	0.4	3	20. Samsung	0.4	5
21. The Clorox Company	0.4	3	21. DB Schenker	0.4	6
22. Samsung	0.4	3	22. Wayfair	0.4	6
23. Lasership, Inc.	0.4	1	23. ZOZO	0.4	5
24. Kellanova	0.4	3	24. Nippon Express	0.4	4
25. Tesla	0.3	1	25. Imperial Dade	0.3	2
Top 25 Customers	23.0	132	Top 25 Customers	20.8	221

In our Strategic Capital Segment, we view our partners and investors as our customers. At December 31, 2024, we had 155 investors in our private equity ventures, several of which invest in multiple ventures.

Our People

Our people are the foundation of our business. They implement our strategy and create value for our customers and shareholders. We seek to recruit and retain talented employees with varied experiences and perspectives. The intent is to create an inclusive and high-performing culture where each employee can do their best work and drive our collective success.

We are committed to inclusion and diversity. We share our strategy with our employees and welcome their ideas for improvement. We conduct annual pay equity analyses that aim to address differences in compensation not explained by relevant job factors.

The following charts display our workforce demographics by levels of seniority at December 31, 2024:

(1) Managers include employees with manager, director or vice president titles. Senior leaders include employees with senior vice president or higher titles.

We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the company. We communicate at all levels of the organization throughout the year about company goals and strategic initiatives to ensure awareness and alignment. We then provide continual feedback to all employees on their progress towards those goals as well as budget for external learning and stretch opportunities to support their growth.

Providing our employees with learning and development opportunities through training, education and mentorship is critical to our continued ability to innovate. In 2024, more than 1,800 employees completed more than 15,400 hours of company-provided or company-sponsored learning and development training.

We provide opportunities for our employees to share their insights and perspectives on our company and their work experience. Our most recent employee engagement pulse survey, completed in September 2024, with a participation rate of 92%, indicated that 85% of Prologis employees are engaged based on their positive response to the questions that comprise our engagement driver index.

We strive to cultivate a healthy and safe working environment for our employees. We provide workplace flexibility with accountability as determined by role. For those employees who work on-site, we have protocols in place to help ensure a safe working environment. We continue to attract and retain talent in the industry through competitive compensation, a robust benefits package, pathways to career advancement, talent recognition and individual development planning.

The following table summarizes our total number of employees at December 31, 2024:

Geographies
U.S. (1)	1,595
Other Americas	206
Europe	627
Asia	275
Total	2,703

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

GLOBAL IMPACT AND SUSTAINABILITY

The principles of ESG are ingrained in our business strategy through our integrated approach to global impact and sustainability, which we believe creates value for our customers, investors, employees and communities. As we look toward the future, we have set sustainability goals and objectives that demonstrate our ambition, create accountability and drive alignment with our business strategy. These goals include the utilization of renewable energy sources, along with sustainable development and redevelopment, that create energy savings and reduce our environmental footprint. We have also set goals and objectives to support the communities in which we do business and employ strong governance practices.

Environmental Sustainability

We develop modern and efficient buildings with state-of-the-art technology to stay ahead of our customers’ needs, advance our ability to meet future structural, transportation and energy requirements, and make progress on our own sustainability goals and objectives. This includes new development and redevelopment of buildings that align with leading sustainable building standards and the implementation of solutions and services such as onsite solar generation, energy storage, heat pumps, cool roofs, LED lighting, EV charging stations and other mobility solutions, recycling and xeriscaping. We regularly talk with customers on how Prologis can work with them to enhance the sustainability of their operations. We believe these services and solutions can deliver operational efficiencies, reduce energy and water consumption and decrease greenhouse gas emissions within our customers’ operations and across our own portfolio.

We have committed to: (i) installing LED lighting within 100% of our eligible new developments and redevelopments and across 80% of our eligible O&M operating properties by 2025; (ii) installing 1 gigawatt of solar generation and storage capacity by 2025 within our O&M portfolio; and (iii) obtaining sustainable building certifications for 100% of our eligible new developments and redevelopments. We believe our Prologis Essentials LED and SolarSmart solutions, which provide our customers with energy solutions and savings through efficient lighting and solar panels on our rooftops, help reduce the environmental footprint of our customers and accelerate our progress in these areas.

In 2024, we installed or were scheduled to install LED lighting within 100% of our eligible new developments and redevelopments and LED lighting across approximately 79% of our eligible logistics facilities (based on square feet) within our O&M operating properties at December 31, 2024. This metric excludes the properties owned by Terrafina, which FIBRA Prologis obtained control of in August 2024. At December 31, 2024, 626 megawatts of solar generation and storage capacity were installed within our O&M portfolio. To fund our sustainable development activities, we have utilized the proceeds from certain senior notes issuances to finance green projects eligible under our green bond framework. For development properties in our O&M portfolio that were approved by our Investment Committee after June 2021 and that reached stabilization during 2024, we certified 69% of our eligible developments and redevelopments with sustainable building certifications and 31% were scheduled for sustainable building certification, totaling 100% of eligible developments and redevelopments.

Social Impact

We are committed to social responsibility and strengthening relationships important to our business through customer partnerships, investor outreach, community involvement, supplier engagement and labor solutions, as discussed above. We work in partnership with local leaders, institutions and organizations to create jobs and job training programs, expand opportunities for students with diverse backgrounds to study real estate, promote health and safety and enhance recreational and transit infrastructure. We believe these efforts help create a more stable and predictable business environment for Prologis and our customers, drive economic development and support social wellness and well-being in the communities we serve.

For our customers, where recruitment and retention of logistics talent is a key challenge, we are helping build a talent pipeline through our Community Workforce Initiative (“CWI”), founded in 2018. The CWI is a talent development program that advances the skills and capabilities of logistics talent, with an emphasis on revitalizing career pathways and creating economic opportunities in the communities where we operate. In 2018, we set a goal to train 25,000 individuals by 2025 by partnering with leading public sector organizations and leveraging digital learning technologies to develop innovative training solutions. We met this goal in 2023, two years early.

Beginning in 2019, we committed to spending 75,000 hours supporting our local communities by 2025. To achieve this goal, we enable our employees to spend 40 working hours a year to volunteer, including at our company-sponsored day of service where employees around the globe volunteer on projects to help in their local communities. At December 31, 2024, we have contributed approximately 74,300 hours towards our goal. In addition, we encourage our employees to support their local communities outside of working hours with our Dollars for Doers and other matching gifts programs, through which Prologis donates to eligible charities and non-profit organizations based on employees’ personal volunteer hours or dollar donations.

Governance Practices

We strive to promote a culture of uncompromising integrity, including through our governance practices and corporate oversight. Our Board independence and diversity, open communication with our stockholders and risk management framework that supports our investment and process decisions all serve to mitigate risk and preserve value for our company.

Over the past ten years we have onboarded seven new directors with a breadth of experience, increasing the ethnic, gender and geographical diversity of the Board. The charters of our Board Governance and Nomination Committee and Talent and Compensation Committee provide that such committees have specific oversight over global impact and sustainability matters and inclusion and diversity matters, respectively. Effective January 1, 2024, we added our Chief Energy and Sustainability Officer to our management Executive Committee to support alignment between our real estate business and energy and sustainability strategy.

The strength of our balance sheet and credit ratings, dedication to proactive risk mitigation and engagement with our employees through ethics and anti-corruption training protects the financial, operational and reputational resilience of our company. Our global risk management team works with our Board to conduct regular enterprise-wide risk assessments to ensure proper oversight over real estate, financial and emerging risks across our global organization. We remain committed to ensuring that 100% of our employees complete ethics training annually, a commitment we continued to achieve in 2024. Along with this commitment, our employees completed more than 6,400 hours of information technology security, workplace safety, compliance and other ethics training in 2024. Our approach is reinforced by our Code of Ethics and Business Conduct, as described above.

ENVIRONMENTAL MATTERS

By the nature of our industry, we are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect beyond amounts recorded at December 31, 2024. See further discussion in Item 1A. Risk Factors and Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

GOVERNMENTAL MATTERS

Given the global nature of our business, we are subject to various regulatory requirements, tax and other laws as well as exposed to economic and geopolitical matters such as taxes, tariffs, trade wars and laws within the countries in which we operate and unexpected changes in these items may result in unanticipated losses, adverse tax consequences and affect our operating results and financial condition. In addition, we may be impacted by the ability of our non-U.S. subsidiaries to distribute or otherwise transfer cash among our subsidiaries due to currency exchange control regulations and transfer pricing regulations. The impact of regional or country-specific economic instability, including government shutdowns or other internal trade alliances or agreements could also have a material adverse effect on our business, financial condition or results of operations. See further discussion in Item 1A. Risk Factors.

INSURANCE COVERAGE

We carry insurance coverage for our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage typically includes property damage and rental loss insurance resulting from such perils as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self-insurance and a wholly owned captive insurance entity. The business of our wholly owned captive insurance entity is ancillary to the owning and operating of our real estate. The costs to insure our properties are primarily covered through expense reimbursements from our customers. Additionally, in 2024 we sponsored a catastrophe bond issuance that provides further insurance coverage through 2027 for potential losses resulting from earthquake risks in the U.S. We believe our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. See further discussion in Item 1A. Risk Factors.

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

Risks Related to our Global Operations

As a global company, we are subject to social, geopolitical and economic risks associated with conducting business in many countries and our results of operations and financial condition may be materially and adversely affected.

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2024, we generated approximately $688 million or 8.4% of our consolidated revenues from operations outside the U.S. Circumstances and developments related to international operations that could negatively impact us include, but are not limited to, the following factors:

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

•
the responsibility of complying with multiple and potentially conflicting laws, such as those regarding corrupt practices, human rights, employment and licensing;

•
changes in general economic conditions due to inflation, elevated interest rates, regional or country-specific business cycles, supply chain disruptions, economic downturns or recessions and economic instability, including government shutdowns and withdrawals from the European Union or other international trade alliances or agreements;

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

We cannot predict the extent to which these social, geopolitical and economic risks may impact our business and operating results and that of our co-investment ventures, but their impact may include the following:

•
existing customers and potential customers of our logistics facilities may be adversely affected by the decrease in economic activity, changes in regulation or disruptions in the supply chain, which could in turn disrupt their business and affect their ability to enter into new leasing transactions or satisfy rental payments;

•
government, labor or other restrictions may add new or additional compliance requirements as a developer or prevent us from completing the development or leasing of properties currently under development or making our properties ready for our customers to move in;

•
our ability to recover our investments in real estate assets may be hindered by current market conditions;

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

To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect: (i) the value of our properties; (ii) the availability or the terms of financing that we have or may anticipate utilizing; (iii) our ability to make principal and interest payments on, or refinance any outstanding debt when due; and (iv) the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. Disruptions in the capital and credit markets may also adversely affect the market price of our securities and our ability to make distributions and payments to our security holders.

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.

We hold significant real estate investments in international markets where the U.S. dollar is not the functional currency. At December 31, 2024, approximately $11.5 billion or 12.1% of our total consolidated assets were invested in a currency other than the U.S. dollar, principally the British pound sterling, Canadian dollar, euro and Japanese yen. For the year ended December 31, 2024, $382.7 million or 6.3% of our total consolidated segment NOI was denominated in a currency other than the U.S. dollar. See Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information on these amounts. As a result, we are exposed to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. While we endeavor to manage this risk through our hedging and financing activities, a significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations.

Our hedging of foreign currency and interest rate risk may not effectively limit our exposure to these risks.

We attempt to mitigate our risk by borrowing in the currencies in which we have significant investments thereby providing a natural hedge. We may also enter into derivative financial instruments that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. We enter into other foreign currency contracts, such as forwards, to reduce fluctuations in foreign currency cash flow associated with the translation of future earnings of our international subsidiaries. Although we attempt to mitigate the potential adverse effects of changes in foreign currency rates, there can be no assurance that those attempts will be successful. In addition, we occasionally use interest rate contracts to manage interest rate risk and limit the impact of future interest rate changes on earnings and cash flows. Hedging arrangements involve risks, such as the risk of fluctuation in the relative value of the foreign currency or interest rates and the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle such arrangements could be significant depending on the stability and movement of the hedged foreign currency or the size of the underlying financing and the applicable interest rates at the time of the breakage. The failure to hedge effectively against foreign exchange changes or interest rate changes may adversely affect our business.

Risks Related to our Business

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.

We are exposed to the economic conditions and other events and occurrences in the local, regional, national and international geographies in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties.

At December 31, 2024, 30.6% of our consolidated operating properties or $24.0 billion (based on consolidated gross book value, or investment before depreciation) were located in California (Central Valley, San Francisco Bay Area and Southern California markets), which represented 23.4% of the aggregate square footage of our operating properties and 31.8% of our consolidated operating property NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the investment we have located in California, a downturn in California’s economy or real estate conditions, including state income tax and property tax laws, could adversely affect our business.

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

Our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures, has concentrations of properties in the same markets mentioned above, as well as in markets in Japan, Mexico, and the U.K., and are subject to the economic conditions in those markets.

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

Our customers may be unable to meet their lease obligations or we may be unable to lease vacant space, renew leases or re-lease space on favorable terms as leases expire.

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. At December 31, 2024, our top 10 customers accounted for 15.9% of our consolidated NER and 14.3% of our O&M NER. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

We are also subject to the risk that, upon lease expiration, existing customers may not renew, the space may not be re-leased to new customers or the terms of renewal or re-leasing, including the cost of required renovations or concessions to customers, may be less favorable to us than current lease terms. Our competitors may offer space at rental rates below current market rates or below what we currently charge, and we may be pressured to reduce our rates to retain customers when leases expire, or risk losing potential customers. Additionally, rising inflation or costs could negatively impact our net operating income on existing leases with contractual guaranteed base rent and fixed charges, inclusive of certain rental expenses.

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

Our real estate development and redevelopment strategy is primarily focused on monetizing land and redevelopment sites in the future through development of logistics facilities to hold for long-term investment and for contribution or sale to a co-investment venture or third party, depending on market conditions, our liquidity needs and other factors. We may increase our investment in the development, renovation and redevelopment business and we expect to complete the build-out and leasing of our current development portfolio. We may also develop, renovate or redevelop properties within existing or newly formed co-investment ventures, or develop and redevelop properties into data centers. The real estate development, renovation and redevelopment business includes the following significant risks:

•
we may not be able to obtain financing for development projects on favorable terms or at all;

•
we may explore development opportunities that may be abandoned and the related investment impaired;

•
we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations, or sufficient, reliable power for our data centers;

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

At December 31, 2024, we had investments in co-investment ventures, both public and private, that owned real estate with a gross book value of approximately $67.3 billion. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from our existing or future investments. The same factors that impact the valuation of our consolidated portfolio, as discussed above, also impact the portfolios held by the co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues.

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

We generally seek to maintain sufficient influence over our co-investment ventures to permit us to achieve our business objectives; however, we may not be able to continue to do so indefinitely. We have formed publicly traded investment vehicles, such as NPR and FIBRA Prologis, for which we serve as sponsor or manager. These entities bear their own risks related to trading markets, foreign currency exchange rates and market demand. We have contributed, and may continue to contribute assets into such vehicles. There is a risk that our managerial relationship may be terminated.

We have also made investments in early and growth-stage companies that are focused on emerging technology. These companies may not be successful at raising additional capital or generating cash flows to sustain operations, which could result in the impairment of our investment. In addition, through Prologis Essentials, we are investing in the development of new business lines that are complementary to our core business. These business lines may not be successful and may include risks that are different than investing in our core real estate business.

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

We are also exposed to physical risks from changes in climate. Our logistics facilities and the global supply chain are and may continue to be exposed to severe weather events, such as storms or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. We may also be adversely impacted by transition risks, such as potential impacts to the supply chain as a real estate developer or changes in laws or regulations, including the need to invest in low-carbon technologies like solar and battery storage, electric vehicle charging, and LED lighting. We cannot give any assurance that other such conditions do not currently exist, may not arise in the future or that we will successfully integrate them into our business. The impacts of climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Our business and operations could suffer in the event of system failures or cybersecurity attacks.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cybersecurity attacks, such as malware, ransomware, or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may incur additional costs for remediation caused by such disruptions. Third-party security events at vendors, sub-processors, and service providers could also impact our data and operations through unauthorized access to information or disruption of services which may ultimately result in losses. Despite training, detection systems and response procedures, an increase in email attacks (phishing and business email compromise) may create disruption to our business, financial and reputational risk.

Although security incidents have had an insignificant financial impact on our operating results, the rising frequency of attempts may lead to increased costs to protect the company and respond to any events, including additional personnel, consultants and protection technologies. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could negatively impact our business. Additionally, remediation costs for security events may not be covered by our insurance.

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

Our credit ratings at December 31, 2024 were A from Standard & Poor's with a stable outlook and A3 from Moody's with a positive outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Due to our reliance on digital technology and electronic communications to run our business, cybersecurity threats and incidents pose an ongoing and escalating risk to our internal and third-party provided information systems and data, reputation and shareholder value, results of operations and financial condition. Our Chief Technology Officer, who reports directly to our Chief Executive Officer, holds over 25 years of experience in information technology, specifically infrastructure, information security and fraud, and identity solutions at large global companies, and our Vice President of Information Technology (“IT”) Governance, who reports to our Chief Technology Officer, holds over 20 years of experience in various information security roles. Together, our Chief Technology Officer and Vice President of IT Governance ("IT leadership") oversee and lead our information security program and our business strategy, financial planning and capital allocation around our cybersecurity risk management and governance practices. We also have an established Incident Response Team (“IRT”) to respond to and manage cybersecurity events. This team includes our IT leadership as well as senior leadership from our accounting, legal, corporate communications and risk management departments with subject-matter expertise and established tenure at Prologis in their respective areas. The IRT is tasked with taking appropriate action to safeguard the integrity of our information systems, data and network resources, investigate whether a breach occurred, define disclosures, communicate effectively with key audiences, including the Board as necessary, mitigate cybersecurity incident risks and provide a resolution through our cybersecurity incident communication protocols. Additionally, on an annual basis the IRT is involved and engaged in security initiatives, including tabletop exercises facilitated both internally and externally, to stay relevant on current practices in the areas of cybersecurity.

The processes implemented by our IT leadership and IRT to oversee and identify cybersecurity risks are based on the Prologis Information Security Policy governed by the United States National Institute of Standards and Technology Cybersecurity Framework. The framework focuses on five key categories of cybersecurity risk management and governance: (i) identify: develop an organizational understanding to manage cybersecurity risk to systems, people, assets, data and capabilities; (ii) protect: develop and implement appropriate safeguards to ensure delivery of critical services; (iii) detect: develop and implement appropriate activities to identify the occurrence of a cybersecurity event; (iv) respond: develop and implement appropriate activities to take actions regarding a detected cybersecurity incident; and (v) recover: develop and implement appropriate activities to maintain plans for resilience and to restore any capabilities or service that were impaired due to a cybersecurity incident. This framework is utilized within our organization as part of an integrated risk management program that involves participation from employees, to our Board and third-party service providers, with whom we have protocols in place to mitigate cybersecurity incident risks within our supply chain through the products and services we provide and use. Additionally, all employees and contractors are required to attend mandatory cybersecurity training on an annual basis.

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

Included in the operating property information below for our consolidated operating properties are 542 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or market amounted to 10% or more of our consolidated total assets at December 31, 2024, or generated revenue equal to 10% or more of our consolidated total revenues for the year ended December 31, 2024, with the exception of the Southern California market. Dollars and square feet in the following tables are in millions:

	Consolidated Operating Properties			O&M
Geographies	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	45	$3,792	$-	52	$4,399
Baltimore/Washington D.C.	14	1,988	-	18	2,625
Central Valley	21	1,841	-	23	1,990
Chicago	54	5,166	-	70	6,753
Dallas/Ft. Worth	51	4,637	-	60	5,510
Houston	32	3,327	-	38	3,872
Lehigh Valley	32	4,082	-	37	4,662
New Jersey/New York City	43	7,750	3	54	9,639
San Francisco Bay Area	23	3,883	20	28	4,574
Seattle	17	2,848	-	25	3,748
South Florida	22	3,993	59	29	5,183
Southern California	106	18,323	7	125	20,702
Remaining Markets – U.S. (18 markets) (2)	160	14,140	64	195	17,077
Subtotal U.S.	620	75,770	153	754	90,734
Other Americas:
Brazil	*	45	-	19	865
Canada	13	1,202	125	13	1,202
Mexico	1	59	-	66	5,165
Subtotal Other Americas	14	1,306	125	98	7,232
Europe:
France	1	57	-	36	3,421
Germany	*	13	-	33	3,470
Netherlands	*	26	-	30	3,189
U.K.	2	344	-	33	8,069
Remaining Countries – Europe (8 countries) (2)	3	328	-	104	8,328
Subtotal Europe	6	768	-	236	26,477
Asia:
China	-	-	-	52	2,934
Japan	3	265	-	51	7,009
Singapore	1	141	-	1	141
Subtotal Asia	4	406	-	104	10,084
Total operating portfolio (3)	644	78,250	278	1,192	134,527
Value-added properties (4)	2	255	-	5	645
Total operating properties	646	$78,505	$278	1,197	$135,172

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Geographies	Acres	Estimated Build Out Potential (square feet) (5)	Current Investment	Rentable Square Footage Upon Completion	TEI (6)
U.S.:
Atlanta	464	5	$53	1	$162
Baltimore/Washington D.C.	120	1	62	-	-
Central Valley	802	13	206	1	68
Chicago	84	1	24	*	63
Dallas/Ft. Worth	392	6	139	1	119
Houston	428	6	165	-	-
Lehigh Valley	105	1	38	-	-
New Jersey/New York City	168	2	364	1	286
San Francisco Bay Area	56	1	95	1	215
Seattle	61	1	54	*	76
South Florida	100	1	111	1	167
Southern California	586	11	743	1	185
Remaining Markets – U.S. (13 markets)	2,284	34	814	4	1,483
Subtotal U.S.	5,650	83	2,868	11	2,824
Other Americas:
Brazil	605	13	211	-	-
Canada	272	5	442	2	292
Mexico	662	12	224	3	344
Subtotal Other Americas	1,539	30	877	5	636
Europe:
France	181	4	132	*	21
Germany	33	1	21	*	46
Netherlands	55	1	52	1	172
U.K.	311	6	233	1	331
Remaining Countries – Europe (7 countries)	654	12	122	3	183
Subtotal Europe	1,234	24	560	5	753
Asia:
Japan	89	5	95	3	465
India	196	5	54	*	28
Subtotal Asia	285	10	149	3	493
Total land and development portfolio	8,708	147	$4,454	24	$4,706

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

(1)
Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $41 million of encumbrances related to one land parcel included in the consolidated portfolio.

(2)
No remaining market within the U.S. or country within Europe represented more than 2% of the total gross book value of the consolidated and O&M operating properties.

(3)
Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented within Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our O&M operating portfolio. At December 31, 2024, we had investments in real estate properties that were expected to be contributed to our unconsolidated co-investment ventures totaling $226 million and aggregating 2 million square feet. See Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(4)
Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to higher uses.

(5)
Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(6)
TEI is based on current projections and is subject to change. As noted in the table below, our current investment in the development portfolio was $2.8 billion, leaving approximately $1.9 billion of additional required investment. At December 31, 2024, based on TEI, approximately 20% of the properties in the development portfolio were completed but not yet stabilized, 60% of the properties were expected to be completed before December 31, 2025, and the remaining properties were expected to be completed before July 2027. This includes the development of data centers with an aggregate TEI of $0.9 billion, on a consolidated basis.

The following table summarizes our investment in consolidated real estate properties at December 31, 2024 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$78,279
Development portfolio, including cost of land	2,829
Land	4,454
Other real estate investments (1)	5,684
Total consolidated real estate properties	$91,246

(1)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar panels and electric vehicle chargers, and energy storage systems; (iii) non-strategic real estate assets that we do not intend to operate long term; and (iv) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the weighted average term for leases commenced, including new leases and renewals, in 2024 was 64 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2024 (dollars and square feet in millions):

		NER
	Occupied Square Feet	Dollars	% of Total	Dollars Per Square Foot
2025 (1)	58	$430	8.0%	$7.41
2026	95	715	13.3%	7.53
2027	101	820	15.3%	8.12
2028	85	775	14.5%	9.12
2029	78	744	13.9%	9.54
2030	57	536	10.0%	9.40
2031	31	252	4.7%	8.13
2032	32	262	4.9%	8.19
2033	22	213	4.0%	9.68
2034	17	179	3.3%	10.53
Thereafter	35	437	8.1%	12.49
	611	$5,363	100.0%	$8.78
Month to month	4
Total consolidated	615

(1)
We have signed leases that were due to expire in 2025, totaling 28 million square feet in our consolidated portfolio (3.4% of total NER). These are excluded from 2025 expirations and are reflected at their respective expiration year.

CO-INVESTMENT VENTURES

Included in our O&M portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities, that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2024 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Venture
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	77	$8,279	$4	$-
Total	77	$8,279	$4	$-

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	134	$15,004	$55	$-
Other Americas:
FIBRA Prologis	66	5,170	19	-
Prologis Brazil Logistics Venture ("PBLV") and other joint ventures	19	820	11	182
Subtotal Other Americas	85	5,990	30	182
Europe:
Prologis European Logistics Fund (“PELF”)	169	18,779	7	12
Prologis European Logistics Partners (“PELP”)	63	7,217	82	88
Subtotal Europe	232	25,996	89	100
Asia:
Nippon Prologis REIT (“NPR”)	45	6,215	-	-
Prologis Japan Core Logistics Fund ("PJLF")	3	529	-	-
Prologis China Core Logistics Fund (“PCCLF”)	30	2,210	-	-
Prologis China Logistics Venture	22	724	10	198
Subtotal Asia	100	9,678	10	198
Total	551	$56,668	$184	$480

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

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2019, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2019, to December 31, 2024. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2019, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2024, we had 1.3 million shares of Series Q preferred stock outstanding with a liquidation preference of $50 per share that will be redeemable at our option on or after November 13, 2026. Dividends payable per share were $4.27 for the year ended December 31, 2024.

For more information regarding dividends, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2024, we issued 1.4 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

PURCHASES OF EQUITY SECURITIES

During 2024, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 9 and 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2025 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report and the matters described under Item 1A. Risk Factors.

A discussion regarding our financial condition and results of operations for 2024 compared to 2023 is presented below. Information on 2022 is included in graphs only to show year over year trends in our results of operations and operating metrics. Our financial condition for 2022, results of operations for 2022, and 2023 compared to 2022 and details on the acquisition of Duke Realty Corporation and Duke Realty Limited Partnership (collectively "Duke" or the "Duke Transaction") is referenced throughout this document and can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 13, 2024, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.prologis.com.

MANAGEMENT’S OVERVIEW

Summary of 2024

Our operating results were strong in 2024, despite the softening of rents and occupancy in our global logistics markets. Due to increases in market rents over the last several years, our existing lease mark-to-market continued to drive rent change on rollover and same-store growth in our O&M portfolio. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth due to the compounded nature of market rent growth. Our operating portfolio occupancy was 95.8% at December 31, 2024 and rent change on leases that commenced during the year was 68.7%, on a net effective basis, both metrics based on our ownership share.

In the near term, our proprietary metrics indicate renewed activity in customer leasing decisions as we entered 2025, despite the current economic and geopolitical environment. Additionally, we expect our development activity to increase as market conditions warrant. Overall, we believe we are well-positioned to organically grow revenues over the long-term, as our in-place leases have considerable upside potential to capture the cumulative growth in market rents over the last several years.

We completed the following significant activities in 2024, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $4.8 billion and realized net gains of $1.3 billion, principally from the contribution of properties to unconsolidated co-investment ventures in the U.S. and Europe and sales of non-strategic properties to third parties in the U.S.

•
We earned promotes from unconsolidated co-investment ventures aggregating $139 million ($43 million net of related strategic capital expenses, which includes stock compensation amortization for promotes earned in prior periods), primarily from the value we created in executing the redevelopment, leasing and sale of a data center in the fourth quarter of 2024.

•
Our publicly traded vehicle, FIBRA Prologis, completed tender offers to acquire 89.9% of Terrafina, a Mexican FIBRA, through a combination of stock and cash and began consolidating Terrafina, which owned a portfolio of 41 million square feet of industrial real estate properties at December 31, 2024. As a result, our ownership interest in FIBRA Prologis decreased to 34.6% at December 31, 2024.

•
In India, we acquired 225 acres of land to support future development opportunities in this new market.

•
At December 31, 2024, we had total available liquidity of $7.4 billion, including borrowing capacity on our credit facilities of $6.1 billion and unrestricted cash balances of $1.3 billion.
•
At December 31, 2024, our total debt was $30.9 billion with a weighted average maturity of 9 years and an effective interest rate of 3.1%. Our financing activities during the year included the following:
•
In March 2024, we established a commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes (“CPNs”) denominated in U.S. dollars. At any point in time, we are required to maintain available commitments under our credit facilities in an amount at least equal to the CPNs outstanding.
•
We issued senior notes of $4.2 billion (principal in millions):

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

RESULTS OF OPERATIONS

We evaluate our business operations based on the NOI of our two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital. NOI by segment is a non-GAAP performance measure that is calculated using revenues and expenses directly from our financial statements. We consider NOI by segment to be an appropriate supplemental measure of our performance because it helps management and investors understand our operating results.

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements (in millions):

	2024	2023
Real estate segment:
Rental revenues	$7,515	$6,819
Development management and other revenues	14	5
Rental expenses	(1,765)	(1,625)
Other expenses	(47)	(54)
Real Estate Segment – NOI	5,717	5,145

Strategic capital segment:
Strategic capital revenues	672	1,200
Strategic capital expenses	(292)	(385)
Strategic Capital Segment – NOI	380	815

General and administrative expenses	(419)	(390)
Depreciation and amortization expenses	(2,580)	(2,485)
Operating income before gains on real estate transactions, net	3,098	3,085
Gains on dispositions of development properties and land, net	414	462
Gains on other dispositions of investments in real estate, net	904	161
Operating income	$4,416	$3,708

See Note 17 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each reportable segment’s NOI to Operating Income and Earnings Before Income Taxes.

Real Estate Segment

This reportable segment principally includes rental revenue and rental expenses recognized from our consolidated properties. This segment also includes the operating results of our renewable energy assets. We allocate the costs of our property management and leasing functions to the Real Estate Segment through Rental Expenses and the Strategic Capital Segment through Strategic Capital Expenses, both in the Consolidated Financial Statements, based on the square footage of the relative portfolios. In addition, this segment is impacted by our development, acquisition and disposition activities.

Below are the components of Real Estate Segment NOI, derived directly from line items in the Consolidated Financial Statements (in millions):

	2024	2023
Rental revenues	$7,515	$6,819
Development management and other revenues	14	5
Rental expenses	(1,765)	(1,625)
Other expenses	(47)	(54)
Real Estate Segment – NOI	$5,717	$5,145

The $572 million change in Real Estate Segment (“RES”) NOI in 2024 compared to 2023, was impacted by the following activities (in millions):

(1)
Significant rent change due to higher rental rates on the rollover of leases during both periods continues to be a key driver of increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2023 through December 31, 2024.

(3)
The increase due to acquisitions is principally due to the additional NOI in 2024 from the $3.1 billion real estate portfolio acquired in the U.S. on June 29, 2023. Acquisition activity also includes the fair value lease amortization to rental revenues due to in-place leases that were primarily below market at the time of the acquisition.
(4)
The change is primarily due to higher insurance costs from a greater number of weather-related events in 2023. Development management and other also includes the operating results of our renewable energy assets.

Below are key operating metrics of our consolidated operating portfolio:

Consolidated Average Square Feet and Occupancy
(square feet in millions) [1]

800
600
400
200
0
100%
98%
96%
94%
92%
2022
2023
2024
Average square feet
Average occupancy

100
75
50
25
0
100%
80%
60%
40%
20%
2022
2023
2024
Square feet
Net effective rent change

(1) Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

Development Activity

The following table summarizes consolidated development activity (dollars and square feet in millions):

	2024	2023
Starts:
Number of new development buildings started during the period	26	55
Square feet	7	13
TEI	$1,235	$3,361
Percentage of build-to-suits based on TEI	28.6%	54.0%

Stabilizations:
Number of development buildings stabilized during the period	72	61
Square feet	24	22
TEI	$4,130	$3,058
Percentage of build-to-suits based on TEI	32.7%	44.0%
Weighted average stabilized yield (1)	6.2%	6.3%
Estimated value at completion	$4,923	$3,974
Estimated weighted average margin (2)	19.2%	30.0%
Estimated value creation	$793	$916

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

At December 31, 2024, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before July 2027 with a TEI of $4.7 billion and was 31.9% leased. This includes the development of data centers with an aggregate TEI of $0.9 billion, on a consolidated basis. Our investment in the development portfolio was $2.8 billion at December 31, 2024. For additional information on our development portfolio at December 31, 2024, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in improving and leasing our operating properties as part of the investment basis or within Other Assets in the Consolidated Balance Sheets. The following graph summarizes recurring capitalized expenditures and leasing costs of our consolidated operating properties during each year and excludes development costs and spend subsequent to stabilization that is structural in nature and non-recurring:

Capital Expenditures
(in millions, except per square foot)
$1,000
$750
$500
$250
$0
$0.80
$0.60
$0.40
$0.20
$0.00
180
159
211
179
210
303
255
245
386
2022
2023
2024
Leasing commissions
Tenant improvements
Property improvements
Property improvements per average square foot

Strategic Capital Segment

This reportable segment includes revenues from asset management and property management services, transactional services for acquisition, disposition and leasing activity and promote revenue earned from the unconsolidated co-investment ventures. Revenues associated with the Strategic Capital Segment fluctuate because of changes in the size of the portfolios through acquisitions and dispositions, the fair value of the properties, timing of promotes, foreign currency exchange rates and other transactional activity. These revenues are reduced by the direct costs associated with the asset and property-level management expenses for the properties owned by these ventures. We allocate the costs of our property management and leasing functions to the Strategic Capital Segment through Strategic Capital Expenses and to the Real Estate Segment through Rental Expenses both in the Consolidated Financial Statements, based on the square footage of the relative portfolios. For further details regarding the key property information and summarized financial condition and operating results of our unconsolidated co-investment ventures, refer to Note 5 to the Consolidated Financial Statements.

Below are the components of Strategic Capital Segment NOI derived directly from the line items in the Consolidated Financial Statements (in millions):

	2024	2023
Strategic capital revenues	$672	$1,200
Strategic capital expenses	(292)	(385)
Strategic Capital Segment – NOI	$380	$815

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Strategic capital revenues ($)
Recurring fees (2)	168	171	60	50	170	163	74	76	472	460
Transactional fees (3)	17	21	7	7	24	18	13	19	61	65
Promote revenue (4)	112	641	25	33	1	1	1	-	139	675
Total strategic capital revenues ($)	297	833	92	90	195	182	88	95	672	1,200
Strategic capital expenses ($) (4)	(155)	(204)	(21)	(27)	(76)	(103)	(40)	(51)	(292)	(385)
Strategic Capital Segment – NOI ($)	142	629	71	63	119	79	48	44	380	815

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

G&A Expenses

G&A expenses were $419 million and $390 million for 2024 and 2023, respectively. G&A expenses increased in 2024 as compared to 2023, principally due to inflationary increases and higher compensation expenses. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A (in millions):

	2024	2023
Building and land development activities	$133	$123
Operating building improvements and other	56	52
Total capitalized G&A expenses	$189	$175
Capitalized compensation and related costs as a percent of total	24.4%	23.8%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $2.6 billion and $2.5 billion in 2024 and 2023, respectively.

The $95 million change in depreciation and amortization expenses in 2024 compared to 2023, was impacted by the following items (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $414 million and $462 million for 2024 and 2023, respectively, primarily from the contribution of properties we developed to unconsolidated co-investment ventures in the U.S., Mexico and Europe in 2024 and in Europe, Japan and Mexico in 2023.

Gains on other dispositions of investments in real estate were $904 million and $161 million for 2024 and 2023, respectively. The gains recognized in 2024 are primarily from the contribution of operating properties to our unconsolidated co-investment venture in the U.S. and both 2024 and 2023 include the sale of non-strategic properties in the U.S.

Historically, we have utilized the proceeds from these dispositions primarily to fund our acquisition and development activities. See Note 4 to the Consolidated Financial Statements for further information on these transactions.

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

Our O&M operating portfolio does not include our development portfolio, value-added properties, non-industrial properties or properties that we consider non-strategic and do not have the intent to hold long term that are classified as either held for sale or within other real estate investments. Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to higher uses. See below for information on our O&M operating portfolio at December 31 (square feet in millions):

	2024			2023
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,981	644	95.4%	2,957	631	97.6%
Unconsolidated	2,423	548	96.6%	2,242	507	97.5%
Total	5,404	1,192	95.9%	5,199	1,138	97.6%

Below are the key leasing metrics of our O&M operating portfolio.

200
150
100
50
0
75%
60%
45%
30%
15%
2022
2023
2024
Square feet
Net effective rent change

Turnover Costs on Leases Commenced (2)
$3.60
$3.00
$2.40
$1.80
$1.20
9%
8%
7%
6%
5%
2022
2023
2024
Per square foot ($)
As a % of lease value

(1)
Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained approximately 70% or more of our customers, based on the total square feet of leases commenced, for each year. During all three years, we experienced a significant increase in net effective rent change due to increasing market rents.

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

We define our same store population for the three months ended December 31, 2024 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2023 and owned throughout the same three-month period in both 2023 and 2024. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2023) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as analytical tools and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures.

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental expenses and property NOI for each quarter in 2024 and 2023 to the full year, as included in the Consolidated Statements of Income and within Note 19 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2024
Rental revenues	$1,828	$1,852	$1,897	$1,938	$7,515
Rental expenses	(454)	(445)	(427)	(439)	(1,765)
Property NOI	$1,374	$1,407	$1,470	$1,499	$5,750
2023
Rental revenues	$1,634	$1,652	$1,777	$1,756	$6,819
Rental expenses	(413)	(388)	(416)	(408)	(1,625)
Property NOI	$1,221	$1,264	$1,361	$1,348	$5,194

	Three Months Ended December 31,
	2024	2023	% Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,938	$1,756
Rental expenses	(439)	(408)
Consolidated Property NOI	$1,499	$1,348

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(263)	(174)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	807	753
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(641)	(612)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,402	$1,315	6.6%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(116)	(113)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(17)	(11)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	11	9
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,280	$1,200	6.7%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at December 31, 2024 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are generally accounted for using the equity method, of $354 million and $307 million during 2024 and 2023, respectively.

The earnings we recognize can be impacted by: (i) the size, rental rates and occupancy of the portfolio of properties owned by each venture; (ii) interest expense based on the size and terms of the debt; (iii) gains or losses from the dispositions of properties, impairments and extinguishment of debt; (iv) our ownership interest in each venture; (v) other variances in revenues and expenses of each venture; and (vi) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars. See the discussion of our unconsolidated entities above in the Strategic Capital Segment discussion and in Note 5 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense (dollars in millions):

	2024	2023
Gross interest expense	$893	$683
Amortization of debt discount and debt issuance costs, net	79	75
Capitalized amounts	(108)	(117)
Net interest expense	$864	$641
Weighted average effective interest rate during the year	3.1%	2.8%

Interest expense increased in 2024, as compared to 2023, principally due to the issuance of senior notes to finance our acquisition and development activities with higher interest rates on new issuances in both years. We issued $4.2 billion of senior notes during 2024 and $5.4 billion during 2023, with a weighted average interest rate of 4.8% and 4.7%, respectively, at the issuance date.

See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $209 million and $87 million for the year ended December 31, 2024 and 2023, respectively. Included in these amounts was interest income earned on short-term investments and mark-to-market adjustments associated with other financial investments.

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

The following table details our foreign currency and derivative gains (losses), net included in earnings (in millions):

	2024	2023
Realized foreign currency and derivative gains, net:
Gains on the settlement of undesignated derivatives	$53	$60
Gains on the settlement of transactions with third parties	1	1
Total realized foreign currency and derivative gains, net	54	61

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	87	(81)
Gains (losses) on remeasurement of certain assets and liabilities	(20)	10
Total unrealized foreign currency and derivative gains (losses), net	67	(71)
Total foreign currency and derivative gains (losses), net	$121	$(10)

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

The following table summarizes our income tax expense (benefit) (in millions):

	2024	2023
Current income tax expense (benefit):
Income tax expense	$116	$165
Income tax expense on dispositions	30	39
Income tax benefit on dispositions related to acquired tax liabilities	-	(11)
Total current income tax expense	146	193

Deferred income tax expense:
Income tax expense	21	18
Total deferred income tax expense	21	18
Total income tax expense	$167	$211

Our income taxes are discussed in more detail in Note 13 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes we earned during the period. We had net earnings attributable to noncontrolling interests of $216 million and $194 million in 2024 and 2023, respectively. Included in these amounts were $93 million and $77 million in 2024 and 2023, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 11 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements in 2024 and 2023 was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2024, 85 properties in our development portfolio were 31.9% leased with a current investment of $2.8 billion and a TEI of $4.7 billion when completed and leased, leaving $1.9 billion of estimated additional required investment);

•
development of new properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures or sell to third parties, including the acquisition of land;

•
the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties and data centers;

•
capital expenditures and leasing costs on properties in our operating portfolio;

•
investments in renewable energy, energy storage and mobility infrastructure to serve our customers and achieve our sustainability goals;

•
repayment of debt and scheduled principal payments of $514 million in 2025;

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

•
available unrestricted cash balances ($1.3 billion at December 31, 2024);

•
borrowing capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($6.1 billion available at December 31, 2024), including our commercial paper program that we established in the first quarter of 2024; and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency at December 31 (dollars in millions):

	2024			2023
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.1%	$1,715	5.6%	2.1%	$1,300	4.5%
Canadian dollar	4.7%	1,262	4.1%	5.0%	830	2.9%
Chinese renminbi	3.6%	633	2.0%	3.7%	242	0.8%
Euro	2.1%	9,900	32.1%	2.0%	10,084	34.8%
Japanese yen	1.1%	2,911	9.4%	1.0%	3,086	10.6%
U.S. dollar	4.1%	14,458	46.8%	4.1%	13,459	46.4%
Total debt (1)	3.1%	$30,879	100.0%	3.0%	$29,001	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at both December 31, 2024 and 2023 was 9 years.

Our credit ratings at December 31, 2024, were A from Standard & Poor's with a stable outlook and A3 from Moody's with a positive outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At December 31, 2024, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 8 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at December 31, 2024 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$94	$94	2027 (2)
Prologis Brazil Logistics Venture	33	134	167	2026
Prologis European Logistics Fund	-	29	29	2027 (2)
Prologis Japan Core Logistics Fund	84	429	513	2033
Prologis China Logistics Venture	186	1,057	1,243	2025 – 2028
Total	$303	$1,743	$2,046

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at December 31, 2024.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity (in millions):

	2024	2023
Net cash provided by (used in) operating activities	$4,912	$5,373
Net cash provided by (used in) investing activities	$(3,099)	$(6,419)
Net cash provided by (used in) financing activities	$(1,000)	$1,320
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$788	$252

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $645 million and $613 million in 2024 and 2023, respectively.

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

•
G&A expenses and equity-based compensation awards. We incurred $419 million and $390 million of G&A expenses in 2024 and 2023, respectively. We recognized equity-based, noncash compensation expenses of $232 million and $268 million in 2024 and 2023, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $562 million and $680 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2024 and 2023, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $711 million and $457 million in 2024 and 2023, respectively. See Note 8 to the Consolidated Financial Statements for further information on this activity.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $130 million and $149 million in 2024 and 2023, respectively. See Note 13 to the Consolidated Financial Statements for further information on this activity.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. This activity includes land for future development, operating properties, other real estate assets and real estate portfolios, such as the $3.1 billion portfolio acquired in the second quarter of 2023. See Note 4 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $541 million and $284 million in 2024 and 2023, respectively, representing our proportionate share. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 5 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $58 million and $348 million in 2024 and 2023, respectively, representing our proportionate share. Included in these amounts were distributions from venture activities, including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from (payments on) the settlement of net investment hedges. We received net proceeds of $13 million and $35 million for the settlement of net investment hedges in 2024 and 2023, respectively. See Note 15 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities, commercial paper and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions. Our credit facilities and our commercial paper support our cash needs for development and acquisition activities on a short-term basis. The maturities of the borrowings under the credit facilities and the notes under the commercial paper program generally range from overnight to three months.

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity (in millions):

	2024	2023
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$330	$30
Secured mortgage debt	89	153
Senior notes	-	89
Term loans	500	-
Total	$919	$272

Proceeds from the issuance of debt
Secured mortgage debt	$7	$120
Senior notes	4,149	5,323
Term loans	350	312
Total	$4,506	$5,755

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $9.3 billion at December 31, 2024. These ventures had total third-party debt of $17.9 billion at December 31, 2024 with a weighted average remaining maturity of 6 years and weighted average interest rate of 3.5%. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis and other investors in the co-investment ventures and bears interest as follows at December 31, 2024 (dollars in millions):

	Total Debt (1)	Weighted Average Interest Rate	Gross Book Value of Real Estate (1)	Ownership %
Prologis Targeted U.S. Logistics Fund	$5,399	4.3%	$15,528	30.5%
FIBRA Prologis	2,242	5.1%	6,395	34.6%
Prologis European Logistics Fund	6,342	3.0%	18,918	26.3%
Nippon Prologis REIT	2,298	0.7%	6,215	15.1%
Prologis Japan Core Logistics Fund	283	1.1%	529	16.3%
Prologis China Core Logistics Fund	977	4.6%	2,254	15.5%
Prologis China Logistics Venture	385	4.6%	779	15.0%
Total	$17,926		$50,618

(1)
The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 30.4% at December 31, 2024 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At December 31, 2024, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

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

We paid quarterly cash dividends of $0.96 and $0.87 per common share in 2024 and 2023, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A common limited partnerships units (“Class A Units”) in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in 2024 and 2023.

At December 31, 2024, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity’s financial condition and results of operations. Management’s judgment considers historical and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies as they relate to our financial condition at December 31, 2024, and 2023 and our operating results for the three-year period ended December 31, 2024. Refer to Note 2 for more information on these critical accounting policies.

Asset Acquisitions

We generally account for an acquisition of a single property or portfolio of properties as an asset acquisition. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged. The difference between the cost and the estimated fair value (excess or bargain consideration) is allocated to the real estate properties and related lease intangibles on a relative fair value basis. Assets we do not intend to hold long-term are recorded at fair value. At a property level, we allocate the fair value to the components, which include buildings, land, improvements, and intangible assets or liabilities related to acquired leases. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions.

The fair value of real estate properties subject to purchase price allocation is based on the expected future cash flows of the property and various characteristics of the markets where the property is located utilizing an income approach methodology, which may be a discounted cash flow analysis or applying a capitalization rate to the estimated net operating income of a property. Key assumptions may include market rents and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine capitalization rates by market based on recent transactions and other market data and adjust if necessary, based on the property characteristics. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. For acquisitions of a significant portfolio of properties, the use of different assumptions to value the acquired properties and allocate the most significant portion of the property value between the building and land could affect the depreciation expense we recognize over the estimated remaining useful life.

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

Our FFO Measures

Our FFO measures begin with NAREIT’s definition, and we make certain adjustments to reflect our business and the way that management plans and executes our business strategy. While not infrequent or unusual, the additional items we adjust for in calculating FFO, as modified by Prologis and Core FFO, both as defined below, are subject to significant fluctuations from period to period. Although these items may have a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long term. These items have both positive and negative short-term effects on our results of operations in inconsistent and unpredictable directions that are not relevant to our long-term outlook.

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

•
current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in earnings that is excluded from our defined FFO measure; and

•
foreign currency exchange gains and losses resulting from: (i) debt transactions between us and our foreign entities; (ii) third-party debt that is used to hedge our investment in foreign entities; (iii) derivative financial instruments related to any such debt transactions; and (iv) mark-to-market adjustments associated with derivative and other financial instruments.

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

	2024	2023
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$3,726	$3,053

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	2,504	2,434
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(899)	(158)
Adjustments related to noncontrolling interests	(31)	(38)
Our proportionate share of adjustments related to unconsolidated entities	495	455
NAREIT defined FFO attributable to common stockholders/unitholders	5,795	5,746

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	(68)	18
Deferred income tax expense (benefit)	21	18
Current income tax benefit on dispositions related to acquired tax liabilities	-	(11)
Our proportionate share of adjustments related to unconsolidated entities	(7)	(11)
FFO, as modified by Prologis attributable to common stockholders/unitholders	5,741	5,760

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(414)	(462)
Current income tax expense on dispositions	25	36
Losses (gains) on early extinguishment of debt, net	(1)	(3)
Adjustments related to noncontrolling interests	6	9
Our proportionate share of adjustments related to unconsolidated entities	(52)	(6)
Core FFO attributable to common stockholders/unitholders	$5,305	$5,334

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2024. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments, such as foreign currency contracts, that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At December 31, 2024, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 15 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the year ended December 31, 2024, $602 million or 7.3% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At December 31, 2024, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.5 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $145 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt, and we may use derivative instruments to fix the interest rate on our variable rate debt. At December 31, 2024, $30.2 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At December 31, 2024, $1.3 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at December 31, 2024 (dollars in millions):

	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$261	$1,469	$1,948	$2,552	$23,936	$30,166	$27,330
Weighted average interest rate (1)	3.4%	3.4%	2.3%	3.3%	3.2%	3.2%

Variable rate debt
Credit facilities	$-	$163	$62	$-	$-	$225	$225
Secured mortgage debt	45	-	-	-	-	45	44
Senior notes	-	-	-	-	-	-	-
Term loans	209	542	-	64	199	1,014	1,012
Total variable rate debt	$254	$705	$62	$64	$199	$1,284	$1,281

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at December 31, 2024 for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

At December 31, 2024, the weighted average effective interest rate on our variable rate debt was 2.9%, which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at December 31, 2024. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $5 million for the year ended December 31, 2024, which equates to a change in interest rates of 29 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt balances.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2024 and 2023, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements of Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2024, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are voluntarily presented in Note 19 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2024, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2024, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2024, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2024, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2024, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2024, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

During the period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2025 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2025 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2025 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2025 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2025 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

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

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 103 to 115 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 51 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company had $78,279 million of operating properties as of December 31, 2024. The Company tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

We identified the assessment of the Company’s evaluation of the expected holding period for certain operating properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

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

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Prologis, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the Operating Partnership’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 4 to the consolidated financial statements, the Operating Partnership had $78,279 million of operating properties as of December 31, 2024. The Operating Partnership tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

We identified the assessment of the Operating Partnership’s evaluation of the expected holding period for certain operating properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Operating Partnership used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

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

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado

February 14, 2025

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Investments in real estate properties	$91,246,176	$88,666,575
Less accumulated depreciation	12,758,159	10,931,485
Net investments in real estate properties	78,488,017	77,735,090
Investments in and advances to unconsolidated entities	10,079,448	9,543,970
Assets held for sale or contribution	248,511	461,657
Net investments in real estate	88,815,976	87,740,717

Cash and cash equivalents	1,318,591	530,388
Other assets	5,194,342	4,749,735
Total assets	$95,328,909	$93,020,840

LIABILITIES AND EQUITY
Liabilities:
Debt	$30,879,263	$29,000,501
Accounts payable and accrued expenses	1,769,327	1,766,018
Other liabilities	4,063,549	4,430,601
Total liabilities	36,712,139	35,197,120

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2024 and 2023	63,948	63,948
Common stock; $0.01 par value; 926,283 and 924,391 shares issued and outstanding at December 31, 2024 and 2023, respectively	9,263	9,244
Additional paid-in capital	54,464,055	54,249,801
Accumulated other comprehensive loss	(120,215)	(514,201)
Distributions in excess of net earnings	(465,913)	(627,068)
Total Prologis, Inc. stockholders’ equity	53,951,138	53,181,724
Noncontrolling interests	4,665,632	4,641,996
Total equity	58,616,770	57,823,720
Total liabilities and equity	$95,328,909	$93,020,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Rental	$7,514,705	$6,818,542	$4,913,171
Strategic capital	671,907	1,200,232	1,039,585
Development management and other	14,998	4,695	20,936
Total revenues	8,201,610	8,023,469	5,973,692
Expenses:
Rental	1,765,385	1,624,793	1,205,738
Strategic capital	291,856	385,542	303,356
General and administrative	418,765	390,406	331,083
Depreciation and amortization	2,580,519	2,484,891	1,812,777
Other	47,044	53,354	40,336
Total expenses	5,103,569	4,938,986	3,693,290

Operating income before gains on real estate transactions, net	3,098,041	3,084,483	2,280,402
Gains on dispositions of development properties and land, net	413,743	462,270	597,745
Gains on other dispositions of investments in real estate, net	904,136	161,039	589,391
Operating income	4,415,920	3,707,792	3,467,538

Other income (expense):
Earnings from unconsolidated entities, net	353,623	307,227	310,872
Interest expense	(863,932)	(641,332)	(309,037)
Foreign currency, derivative and other gains (losses) and other income (expense), net	208,731	87,221	241,621
Gains (losses) on early extinguishment of debt	536	3,275	(20,184)
Total other income (expense)	(301,042)	(243,609)	223,272
Earnings before income taxes	4,114,878	3,464,183	3,690,810
Total income tax expense	(166,943)	(211,038)	(135,412)
Consolidated net earnings	3,947,935	3,253,145	3,555,398
Less net earnings attributable to noncontrolling interests	216,300	193,931	190,542
Net earnings attributable to controlling interests	3,731,635	3,059,214	3,364,856
Less preferred stock dividends	5,881	5,841	6,060
Net earnings attributable to common stockholders	$3,725,754	$3,053,373	$3,358,796

Weighted average common shares outstanding – Basic	926,172	924,351	785,675
Weighted average common shares outstanding – Diluted	953,590	951,791	811,608

Net earnings per share attributable to common stockholders – Basic	$4.02	$3.30	$4.28

Net earnings per share attributable to common stockholders – Diluted	$4.01	$3.29	$4.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Consolidated net earnings	$3,947,935	$3,253,145	$3,555,398
Other comprehensive income:
Foreign currency translation gains (losses), net	360,874	20,763	373,405
Unrealized gains (losses) on derivative contracts, net	39,279	(92,703)	71,639
Comprehensive income	4,348,088	3,181,205	4,000,442
Net earnings attributable to noncontrolling interests	(216,300)	(193,931)	(190,542)
Other comprehensive loss (income) attributable to noncontrolling interests	(6,167)	1,348	(10,400)
Comprehensive income attributable to common stockholders	$4,125,621	$2,988,622	$3,799,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2022	$63,948	739,827	$7,398	$35,561,608	$(878,253)	$(1,327,828)	$4,315,337	$37,742,210
Consolidated net earnings	-	-	-	-	-	3,364,856	190,542	3,555,398
Effect of equity compensation plans	-	393	4	66,647	-	-	121,074	187,725
Duke Transaction, net of issuance costs	-	182,661	1,827	18,551,852	-	-	219,565	18,773,244
Capital contributions	-	-	-	-	-	-	13,295	13,295
Redemption of noncontrolling interests	-	261	2	12,445	-	-	(101,427)	(88,980)
Foreign currency translation gains (losses), net	-	-	-	-	364,725	-	8,680	373,405
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	69,919	-	1,720	71,639
Reallocation of equity	-	-	-	(127,134)	-	-	127,134	-
Dividends ($3.16 per common share) and other distributions	-	-	-	(11)	-	(2,494,723)	(270,109)	(2,764,843)
Balance at December 31, 2022	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-		-	-	-	3,059,214	193,931	3,253,145
Effect of equity compensation plans	-	410	5	84,719	-	-	195,987	280,711
Capital contributions	-	-	-	-	-	-	32,157	32,157
Redemption of noncontrolling interests	-	839	8	48,349	-	-	(118,164)	(69,807)
Foreign currency translation gains (losses), net	-	-	-	-	19,867	-	896	20,763
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	(90,459)	-	(2,244)	(92,703)
Reallocation of equity	-	-	-	51,328	-	-	(51,328)	-
Dividends ($3.48 per common share) and other distributions	-	-	-	(2)	-	(3,228,587)	(235,050)	(3,463,639)
Balance at December 31, 2023	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720
Consolidated net earnings	-	-	-	-	-	3,731,635	216,300	3,947,935
Effect of equity compensation plans	-	487	5	69,239	-	-	170,187	239,431
Capital contributions	-	-	-	-	-	-	73,094	73,094
Redemption of noncontrolling interests	-	1,405	14	80,677	-	-	(82,341)	(1,650)
Foreign currency translation gains (losses), net	-	-	-	-	355,663	-	5,211	360,874
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	38,323	-	956	39,279
Reallocation of equity	-	-	-	64,070	-	-	(64,070)	-
Dividends ($3.84 per common share) and other distributions	-	-	-	268	-	(3,570,480)	(295,701)	(3,865,913)
Balance at December 31, 2024	$63,948	926,283	$9,263	$54,464,055	$(120,215)	$(465,913)	$4,665,632	$58,616,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities:
Consolidated net earnings	$3,947,935	$3,253,145	$3,555,398
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(644,606)	(613,005)	(267,709)
Equity-based compensation awards	231,747	267,648	175,356
Depreciation and amortization	2,580,519	2,484,891	1,812,777
Earnings from unconsolidated entities, net	(353,623)	(307,227)	(310,872)
Operating distributions from unconsolidated entities	562,475	680,192	410,483
Decrease (increase) in operating receivables from unconsolidated entities	20,532	(82,375)	(63,947)
Amortization of debt discounts and debt issuance costs, net	78,885	74,589	23,736
Gains on dispositions of development properties and land, net	(413,743)	(462,270)	(597,745)
Gains on other dispositions of investments in real estate, net	(904,136)	(161,039)	(589,391)
Unrealized foreign currency and derivative losses (gains), net	(67,335)	71,627	(92,201)
Losses (gains) on early extinguishment of debt, net	(536)	(3,275)	20,184
Deferred income tax expense (benefit)	21,161	17,708	12,638
Decrease (increase) in other assets	(341,614)	(102,610)	(71,307)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	194,548	255,059	109,030
Net cash provided by (used in) operating activities	4,912,209	5,373,058	4,126,430
Investing activities:
Real estate development	(3,206,231)	(3,399,114)	(3,118,379)
Real estate acquisitions	(2,327,605)	(4,195,714)	(2,492,108)
Duke Transaction, net of cash acquired	-	(33,009)	(92,052)
Tenant improvements and lease commissions on previously leased space	(499,927)	(388,814)	(339,234)
Property improvements	(386,481)	(303,042)	(211,358)
Proceeds from dispositions and contributions of real estate	3,790,388	1,764,322	2,063,623
Investments in and advances to unconsolidated entities	(540,559)	(284,185)	(442,366)
Return of investment from unconsolidated entities	58,339	348,276	76,994
Proceeds from the settlement of net investment hedges	16,021	37,113	59,281
Payments on the settlement of net investment hedges	(3,002)	(2,230)	(3,458)
Proceeds from repayment of notes receivable backed by real estate	-	37,000	-
Net cash provided by (used in) investing activities	(3,099,057)	(6,419,397)	(4,499,057)
Financing activities:
Dividends paid on common and preferred stock	(3,570,480)	(3,228,589)	(2,494,723)
Noncontrolling interests contributions	73,094	21,107	13,295
Noncontrolling interests distributions	(295,701)	(235,050)	(270,109)
Settlement of noncontrolling interests	(1,650)	(69,807)	(88,980)
Tax paid with shares withheld	(30,526)	(24,536)	(27,688)
Debt and equity issuance costs paid	(30,966)	(58,660)	(45,654)
Net proceeds from (payments on) credit facilities and commercial paper	(730,077)	(567,076)	294,164
Repurchase of and payments on debt	(919,481)	(272,203)	(1,381,005)
Proceeds from the issuance of debt	4,505,830	5,755,096	4,116,489
Net cash provided by (used in) financing activities	(999,957)	1,320,282	115,789

Effect of foreign currency exchange rate changes on cash	(24,992)	(22,038)	(20,796)
Net increase (decrease) in cash and cash equivalents	788,203	251,905	(277,634)
Cash and cash equivalents, beginning of year	530,388	278,483	556,117
Cash and cash equivalents, end of year	$1,318,591	$530,388	$278,483

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2024	2023
ASSETS
Investments in real estate properties	$91,246,176	$88,666,575
Less accumulated depreciation	12,758,159	10,931,485
Net investments in real estate properties	78,488,017	77,735,090
Investments in and advances to unconsolidated entities	10,079,448	9,543,970
Assets held for sale or contribution	248,511	461,657
Net investments in real estate	88,815,976	87,740,717

Cash and cash equivalents	1,318,591	530,388
Other assets	5,194,342	4,749,735
Total assets	$95,328,909	$93,020,840

LIABILITIES AND CAPITAL
Liabilities:
Debt	$30,879,263	$29,000,501
Accounts payable and accrued expenses	1,769,327	1,766,018
Other liabilities	4,063,549	4,430,601
Total liabilities	36,712,139	35,197,120

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,887,190	53,117,776
Limited partners – common	913,227	848,160
Limited partners – Class A common	429,358	469,561
Total partners’ capital	55,293,723	54,499,445
Noncontrolling interests	3,323,047	3,324,275
Total capital	58,616,770	57,823,720
Total liabilities and capital	$95,328,909	$93,020,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Rental	$7,514,705	$6,818,542	$4,913,171
Strategic capital	671,907	1,200,232	1,039,585
Development management and other	14,998	4,695	20,936
Total revenues	8,201,610	8,023,469	5,973,692
Expenses:
Rental	1,765,385	1,624,793	1,205,738
Strategic capital	291,856	385,542	303,356
General and administrative	418,765	390,406	331,083
Depreciation and amortization	2,580,519	2,484,891	1,812,777
Other	47,044	53,354	40,336
Total expenses	5,103,569	4,938,986	3,693,290

Operating income before gains on real estate transactions, net	3,098,041	3,084,483	2,280,402
Gains on dispositions of development properties and land, net	413,743	462,270	597,745
Gains on other dispositions of investments in real estate, net	904,136	161,039	589,391
Operating income	4,415,920	3,707,792	3,467,538

Other income (expense):
Earnings from unconsolidated entities, net	353,623	307,227	310,872
Interest expense	(863,932)	(641,332)	(309,037)
Foreign currency, derivative and other gains (losses) and other income (expense), net	208,731	87,221	241,621
Gains (losses) on early extinguishment of debt	536	3,275	(20,184)
Total other income (expense)	(301,042)	(243,609)	223,272
Earnings before income taxes	4,114,878	3,464,183	3,690,810
Total income tax expense	(166,943)	(211,038)	(135,412)
Consolidated net earnings	3,947,935	3,253,145	3,555,398
Less net earnings attributable to noncontrolling interests	123,192	116,657	98,611
Net earnings attributable to controlling interests	3,824,743	3,136,488	3,456,787
Less preferred unit distributions	5,881	5,841	6,060
Net earnings attributable to common unitholders	$3,818,862	$3,130,647	$3,450,727

Weighted average common units outstanding – Basic	941,782	939,635	799,153
Weighted average common units outstanding – Diluted	953,590	951,791	811,608

Net earnings per unit attributable to common unitholders – Basic	$4.02	$3.30	$4.28

Net earnings per unit attributable to common unitholders – Diluted	$4.01	$3.29	$4.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Consolidated net earnings	$3,947,935	$3,253,145	$3,555,398
Other comprehensive income:
Foreign currency translation gains (losses), net	360,874	20,763	373,405
Unrealized gains (losses) on derivative contracts, net	39,279	(92,703)	71,639
Comprehensive income	4,348,088	3,181,205	4,000,442
Net earnings attributable to noncontrolling interests	(123,192)	(116,657)	(98,611)
Other comprehensive loss (income) attributable to noncontrolling interests	3,651	(404)	292
Comprehensive income attributable to common unitholders	$4,228,547	$3,064,144	$3,902,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2022	1,279	$63,948	739,827	$33,362,925	12,354	$557,097	8,595	$360,702	$3,397,538	$37,742,210
Consolidated net earnings	-	-	-	3,364,856	-	57,620	-	34,311	98,611	3,555,398
Effect of equity compensation plans	-	-	393	66,651	1,064	121,074	-	-	-	187,725
Duke Transaction, net of issuance costs	-	-	182,661	18,553,679	2,140	217,385	-	-	2,180	18,773,244
Capital contributions	-	-	-	-	-	-	-	-	13,295	13,295
Redemption of limited partnership units	-	-	261	12,447	(918)	(101,427)	-	-	-	(88,980)
Foreign currency translation gains (losses), net	-	-	-	364,725	-	5,785	-	3,187	(292)	373,405
Unrealized gains (losses) on derivative contracts, net	-	-	-	69,919	-	1,109	-	611	-	71,639
Reallocation of capital	-	-	-	(127,134)	-	38,931	-	88,203	-	-
Distributions ($3.16 per common unit) and other	-	-	-	(2,494,734)	-	(54,311)	-	(22,233)	(193,565)	(2,764,843)
Balance at December 31, 2022	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	3,059,214	-	50,490	-	26,784	116,657	3,253,145
Effect of equity compensation plans	-	-	410	84,724	1,536	195,987	-	-	-	280,711
Capital contributions	-	-	-	-	-	-	-	-	32,157	32,157
Redemption of limited partnership units	-	-	839	48,357	(1,416)	(118,164)	-	-	-	(69,807)
Foreign currency translation gains (losses), net	-	-	-	19,867	-	316	-	176	404	20,763
Unrealized gains (losses) on derivative contracts, net	-	-	-	(90,459)	-	(1,444)	-	(800)	-	(92,703)
Reallocation of capital	-	-	-	51,328	-	(52,180)	-	852	-	-
Distributions ($3.48 per common unit) and other	-	-	-	(3,228,589)	-	(70,108)	-	(22,232)	(142,710)	(3,463,639)
Balance at December 31, 2023	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720
Consolidated net earnings	-	-	-	3,731,635	-	62,800	-	30,308	123,192	3,947,935
Effect of equity compensation plans	-	-	487	69,244	1,465	170,187	-	-	-	239,431
Capital contributions	-	-	-	-	-	-	-	-	73,094	73,094
Redemption of limited partnership units	-	-	1,405	80,691	(526)	(30,503)	(945)	(51,838)	-	(1,650)
Foreign currency translation gains (losses), net	-	-	-	355,663	-	6,028	-	2,834	(3,651)	360,874
Unrealized gains (losses) on derivative contracts, net	-	-	-	38,323	-	650	-	306	-	39,279
Reallocation of capital	-	-	-	64,070	-	(62,654)	-	(1,416)	-	-
Distributions ($3.84 per common unit) and other	-	-	-	(3,570,212)	-	(81,441)	-	(20,397)	(193,863)	(3,865,913)
Balance at December 31, 2024	1,279	$63,948	926,283	$53,887,190	15,699	$913,227	7,650	$429,358	$3,323,047	$58,616,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities:
Consolidated net earnings	$3,947,935	$3,253,145	$3,555,398
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(644,606)	(613,005)	(267,709)
Equity-based compensation awards	231,747	267,648	175,356
Depreciation and amortization	2,580,519	2,484,891	1,812,777
Earnings from unconsolidated entities, net	(353,623)	(307,227)	(310,872)
Operating distributions from unconsolidated entities	562,475	680,192	410,483
Decrease (increase) in operating receivables from unconsolidated entities	20,532	(82,375)	(63,947)
Amortization of debt discounts and debt issuance costs, net	78,885	74,589	23,736
Gains on dispositions of development properties and land, net	(413,743)	(462,270)	(597,745)
Gains on other dispositions of investments in real estate, net	(904,136)	(161,039)	(589,391)
Unrealized foreign currency and derivative losses (gains), net	(67,335)	71,627	(92,201)
Losses (gains) on early extinguishment of debt, net	(536)	(3,275)	20,184
Deferred income tax expense (benefit)	21,161	17,708	12,638
Decrease (increase) in other assets	(341,614)	(102,610)	(71,307)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	194,548	255,059	109,030
Net cash provided by (used in) operating activities	4,912,209	5,373,058	4,126,430
Investing activities:
Real estate development	(3,206,231)	(3,399,114)	(3,118,379)
Real estate acquisitions	(2,327,605)	(4,195,714)	(2,492,108)
Duke Transaction, net of cash acquired	-	(33,009)	(92,052)
Tenant improvements and lease commissions on previously leased space	(499,927)	(388,814)	(339,234)
Property improvements	(386,481)	(303,042)	(211,358)
Proceeds from dispositions and contributions of real estate	3,790,388	1,764,322	2,063,623
Investments in and advances to unconsolidated entities	(540,559)	(284,185)	(442,366)
Return of investment from unconsolidated entities	58,339	348,276	76,994
Proceeds from the settlement of net investment hedges	16,021	37,113	59,281
Payments on the settlement of net investment hedges	(3,002)	(2,230)	(3,458)
Proceeds from repayment of notes receivable backed by real estate	-	37,000	-
Net cash provided by (used in) investing activities	(3,099,057)	(6,419,397)	(4,499,057)
Financing activities:
Distributions paid on common and preferred units	(3,672,318)	(3,320,929)	(2,571,267)
Noncontrolling interests contributions	73,094	21,107	13,295
Noncontrolling interests distributions	(193,863)	(142,710)	(193,565)
Redemption of common limited partnership units	(1,650)	(69,807)	(88,980)
Tax paid with shares of the Parent withheld	(30,526)	(24,536)	(27,688)
Debt and equity issuance costs paid	(30,966)	(58,660)	(45,654)
Net proceeds from (payments on) credit facilities and commercial paper	(730,077)	(567,076)	294,164
Repurchase of and payments on debt	(919,481)	(272,203)	(1,381,005)
Proceeds from the issuance of debt	4,505,830	5,755,096	4,116,489
Net cash provided by (used in) financing activities	(999,957)	1,320,282	115,789

Effect of foreign currency exchange rate changes on cash	(24,992)	(22,038)	(20,796)
Net increase (decrease) in cash and cash equivalents	788,203	251,905	(277,634)
Cash and cash equivalents, beginning of year	530,388	278,483	556,117
Cash and cash equivalents, end of year	$1,318,591	$530,388	$278,483

See Note 18 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or “IRC”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 20 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital. Our Real Estate Segment represents the ownership, leasing and development of logistics properties. Our Strategic Capital Segment represents the management of properties owned by our unconsolidated co-investment ventures and other ventures. See Note 17 for further discussion of our business segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2024, the Parent owned a 97.57% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.43% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated entities operating in the U.S. and Mexico. The functional currency for our consolidated subsidiaries and unconsolidated entities operating in other countries is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or where the entity conducts its operations. The functional currencies of entities outside of the U.S. and Mexico generally include the Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Indian rupee, Japanese yen, Singapore dollar and Swedish krona. We take part in business transactions denominated in these and other local currencies where we operate.

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

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income, unless it is intercompany debt that is deemed to be long-term in nature or third-party debt that has been designated as a nonderivative net investment hedge and then the adjustment is recorded as a cumulative translation adjustment in AOCI/L.

Acquisitions. We apply a screen test to evaluate if substantially all the fair value of the acquired property is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As the fair value of most of our real estate acquisitions is concentrated in either a single identifiable asset or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged. The difference between the cost and the estimated fair value (excess or bargain consideration) is allocated to the real estate properties and certain related lease intangibles on a relative fair value basis. All other assets and liabilities assumed, including debt, and real estate assets that we intend to sell in the next twelve months are recorded at fair value. At a property level, we allocate the fair value to the components which include building, land, improvements and intangible assets or liabilities related to acquired leases. Purchase price allocations for a business combination are recorded at fair value.

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

We allocate the purchase price using principally Level 2 and Level 3 inputs (further defined in Fair Value Measurements below) as follows:

Investments in Real Estate Properties. We value operating properties as if vacant. We estimate fair value by applying an income approach methodology using either a discounted cash flow analysis or applying a capitalization rate to the estimated net operating income, defined as rental revenues less rental expenses, of a property. Key assumptions include market rents and rent growth, and discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market and economic conditions. We determine the discount or capitalization rate by market, based on recent transactions and other market data, and adjust if necessary based on the property characteristics. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. At a property level, we allocate the fair value to building, land and improvements.

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

Depreciation and Amortization. We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation on development buildings commences when the asset is ready for its intended use, which we define as the earlier of when a property that was developed has been completed for one year, or is 90% occupied. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 40 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to land leases over the shorter of the estimated life of the building improvement or the contractual term of the underlying land lease. Capitalized leasing costs are amortized over the estimated remaining lease term. The weighted average lease term for leases that commenced during 2024, including new leases and renewals, was 64 months based on square feet.

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

At least annually or more frequently given the presence of a triggering event, we assess the recoverability of our assets based on our intent as follows:

•
for real estate properties that we intend to hold long-term; including land held for development, properties currently under development and operating properties; recoverability is assessed based on the estimated undiscounted future net operating income from the property, the terminal value and anticipated costs to develop;

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

Changes in the fair value of derivatives that are designated and qualify as net investment hedges of our foreign operations or cash flow hedges are recorded in AOCI/L. For net investment hedges, these amounts offset the translation adjustments on the underlying net assets of our foreign investments and are recorded in AOCI/L. This includes debt issued in a currency that is not the same functional currency of the borrowing entity that we may designate as a nonderivative net investment hedge. We compare the net equity available from our foreign investments first to the derivative financial instruments designated as net investment hedges followed by any nonderivative net investment hedges. If the total notional amount of the derivative and nonderivative financial instruments exceeds the net equity available, that excess portion is considered unhedged and the translation of that excess portion is recognized in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net.

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

Undesignated Derivatives. We also use derivatives, such as foreign currency forwards and option contracts, that are not designated as hedges to manage foreign currency exchange rate risk related to the translation of our results of operations. The changes in fair values of these derivatives that were not designated as hedging instruments are immediately recognized in earnings within the line item Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net. These gains or losses are generally offset by lower or higher earnings due to the translation at exchange rates that were different than our expectations. In addition, we may choose to not designate our interest rate contracts. If an interest rate contract is not designated as a hedge, the changes in fair value of this instrument is immediately recognized in earnings within the line item Interest Expense in the Consolidated Statements of Income.

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

We recognize the entire gain attributed to contributions of real estate properties to unconsolidated entities. Prior to January 1, 2018, we recognized a gain only to the extent of third-party ownership and deferred the portion related to our ownership. Deferred gains recorded prior to adoption continue to be recognized: (i) over the useful lives of the contributed properties, aligning with the entities' recorded depreciation expense as if based on our lower carrying value; (ii) upon disposition to a third party; or (iii) if our ownership interest in an unconsolidated entity permanently decreases.

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

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. This allows us to provide services that would otherwise be considered impermissible for REITs. Many of the foreign countries in which we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. In the U.S., the REIT and TRS entities are subject to taxes in certain states in which we operate. Accordingly, we recognize income tax expense for the: (i) federal and state income taxes incurred by our TRSs; (ii) taxes incurred by the REIT in certain states; (iii) taxes incurred in foreign jurisdictions; and (iv) unrecognized tax benefit liabilities, including related interest and penalties.

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

Accounting Pronouncements.

New Accounting Standards Adopted

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) to improve reportable segments disclosure requirements. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis and requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the Chief Operating Decision Maker ("CODM"). The standard is effective for the fiscal year ended December 31, 2024, and interim periods thereafter. We adopted this standard for the fiscal year ended December 31, 2024. The additional required disclosures were included in Note 17 and we will include these disclosures going forward on an interim basis as well.

New Accounting Standards Issued but not yet Adopted

Income Taxes. In December 2023, the FASB issued an ASU to enhance the transparency and decision usefulness of income tax disclosures on an annual basis. The ASU requires additional disclosures around income tax categories and further disaggregation of federal, state and foreign tax information and eliminates certain existing requirements. The standard is effective for the fiscal year ended December 31, 2025, on a prospective or retrospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements as we anticipate the primary change will be additional disclosure in Note 13.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued an ASU to enhance disclosures about certain expense types in commonly presented expense captions on the Consolidated Statements of Income. The ASU requires additional disclosures that disaggregate expense captions into specific components with qualitative descriptions. This standard is effective for the fiscal year ended December 31, 2027, and interim periods thereafter, on a prospective or retrospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements as we anticipate the primary change will be additional disclosures in our Consolidated Financial Statements.

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

NOTE 4. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2024	2023	2024	2023	2024	2023
Operating properties:
Buildings and improvements	643,929	630,955	2,987	2,960	$54,840,666	$52,626,191
Improved land					23,438,687	22,809,306
Development portfolio, including land costs:
Prestabilized	5,387	13,369	19	45	813,029	1,838,805
Properties under development	18,306	26,438	66	85	2,016,584	2,528,650
Land (1)					4,453,522	3,775,553
Other real estate investments (2)					5,683,688	5,088,070
Total investments in real estate properties					91,246,176	88,666,575
Less accumulated depreciation					12,758,159	10,931,485
Net investments in real estate properties					$78,488,017	$77,735,090
(1)
At December 31, 2024, and 2023, our land was comprised of 8,708 and 8,197 acres, respectively.
(2)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar panels and electric vehicle chargers, and energy storage systems; (iii) non-strategic real estate assets that we do not intend to operate long term; and (iv) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

At December 31, 2024, we had investments in real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, India, Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity, excluding the Duke Transaction as discussed in Note 3, for the years ended December 31 (dollars and square feet in thousands):

	2024 (1)	2023 (2)	2022
Number of operating properties	54	85	23
Square feet	11,047	17,503	5,169
Acres of land	889	1,620	2,218
Acquisition cost of net investments in real estate, excluding other real estate investments	$2,144,303	$4,194,468	$1,828,256

Acquisition cost of other real estate investments	$596,607	$101,382	$641,168

(1)
In 2024, we acquired our partners' interest in an unconsolidated venture and began consolidating the properties, including 30 operating properties aggregating 6.0 million square feet. In addition, we entered a new market in India and acquired 225 acres of land.

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

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties for the years ended December 31 (dollars and square feet in thousands):

	2024	2023	2022
Dispositions of development properties and land, net (1)
Number of properties	29	22	21
Square feet	8,243	8,437	7,676
Net proceeds	$1,479,217	$1,449,644	$1,398,585
Gains on dispositions of development properties and land, net	$413,743	$462,270	$597,745

Other dispositions of investments in real estate, net (2)
Number of properties	104	25	103
Square feet	22,799	2,794	8,718
Net proceeds	$3,326,124	$641,214	$1,271,639
Gains on other dispositions of investments in real estate, net	$904,136	$161,039	$589,391

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)
In 2024, we had a significant contribution of operating properties to our unconsolidated co-investment venture in the U.S.

Leases

As a Lessor

We lease our real estate properties to customers under agreements that are classified primarily as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Our weighted average lease term remaining was 52 months based on square feet for all leases in effect at December 31, 2024.

The following table summarizes the minimum lease payments due from our customers on leases for space in our operating properties, prestabilized and under development properties, other real estate investments and assets held for sale or contribution at December 31, 2024 (in thousands):

2025	$5,397,546
2026	5,086,934
2027	4,377,403
2028	3,575,743
2029	2,761,495
Thereafter	10,190,560
Total	$31,389,681

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of rental expenses. These amounts also exclude rental increases that are not fixed.

As a Lessee

We had approximately 190 and 135 leases, principally land and office space leases, in which we were the lessee at December 31, 2024 and 2023, respectively, which primarily qualify as operating leases with remaining lease terms of 1 to 79 years at December 31, 2024. Our lease liabilities were $615.3 million and $597.6 million at December 31, 2024, and 2023, respectively.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, for leases that had commenced at December 31, 2024, with amounts discounted at lease commencement by our incremental borrowing rates to calculate the lease liabilities of our leases (in thousands):

2025	$65,202
2026	56,694
2027	51,578
2028	49,818
2029	38,504
Thereafter	1,218,764
Total undiscounted rental payments	1,480,560
Less imputed interest	865,255
Total lease liabilities	$615,305

The weighted average remaining lease term for these leases was 32 years and 30 years at December 31, 2024, and 2023, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease was denominated. The weighted average discount rate was 3.9% and 3.6% at December 31, 2024, and 2023, respectively.

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

We also have investments in other ventures, generally with one partner, which we primarily account for using the equity method. We refer to our investments in both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to unconsolidated entities at December 31 (in thousands):

	2024	2023
Unconsolidated co-investment ventures	$9,274,762	$8,379,265
Other ventures (1)	804,686	1,164,705
Total	$10,079,448	$9,543,970

(1)
In 2024, we acquired our partners' interest in an unconsolidated venture and began consolidating the properties.

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2024	2023	2024	2023
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”)	30.5%	27.3%	$3,022,568	$2,256,939
FIBRA Prologis (1) (2)	34.6%	45.1%	1,009,357	959,421
Prologis Brazil Logistics Venture (“PBLV”) and other joint ventures (3)	20.0%	20.0%	158,676	192,987
Prologis European Logistics Fund (“PELF”)	26.3%	25.1%	2,196,180	2,098,180
Prologis European Logistics Partners (“PELP”) (3)	50.0%	50.0%	2,174,590	2,027,299
Nippon Prologis REIT, Inc. (“NPR”) (4) (5)	15.1%	15.1%	523,204	595,920
Prologis Japan Core Logistics Fund ("PJLF") (5)	16.3%	16.3%	45,976	45,736
Prologis China Core Logistics Fund, LP (“PCCLF”)	15.5%	15.5%	89,551	80,229
Prologis China Logistics Venture I, LP, II, LP and III, LP (“Prologis China Logistics Venture”) (3)	15.0%	15.0%	54,660	122,554
Total			$9,274,762	$8,379,265

(1)
At December 31, 2024, we owned 555.2 million units of FIBRA Prologis that had a closing price of Ps 57.91 ($2.82) per unit on the Mexican Stock Exchange. We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.
(2)
In 2024, FIBRA Prologis completed tender offers to acquire 89.9% of Terrafina, a Mexican FIBRA, through a combination of stock and cash, and began consolidating Terrafina, which owned a portfolio of 40.8 million square feet of industrial real estate properties at December 31, 2024. As a result, our ownership interest in FIBRA Prologis decreased to 34.6% at December 31, 2024.
(3)
We have one partner in each of these co-investment ventures.
(4)
At December 31, 2024, we owned 0.4 million units of NPR that had a closing price of ¥222,900 ($1,420) per share on the Tokyo Stock Exchange. For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR if we determine the properties meet NPR’s investment objectives.
(5)
At December 31, 2024, and 2023, we had receivables from NPR and PJLF of $146.1 million and $161.2 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties we owned previously and contributed to NPR and PJLF. We have a corresponding payable to NPR’s and PJLF's customers in Other Liabilities. These amounts are repaid to us as the leases turn over.

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

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures for the years ended December 31 (in thousands):

	2024	2023	2022
Recurring fees	$464,292	$450,682	$455,385
Transactional fees	58,511	60,467	67,048
Promote revenue (1)	139,329	674,629	503,779
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$662,132	$1,185,778	$1,026,212

(1)
Includes promote revenue primarily earned in the U.S. in 2024 and 2023 and Europe in 2022.

(2)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures at and for the years ended December 31 (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Key property information:
Ventures	1	1	2	2	2	2	4	4	9	9
Operating properties	767	745	391	275	1,037	1,007	241	228	2,436	2,255
Square feet	134	126	85	65	232	223	100	94	551	508

Financial position:
Total assets ($)	13,903	11,884	7,112	4,106	23,873	23,504	9,404	10,226	54,292	49,720
Third-party debt ($)	5,399	4,185	2,242	915	6,343	5,804	3,942	3,983	17,926	14,887
Total liabilities ($)	6,466	4,930	2,422	997	8,375	7,849	4,362	4,429	21,625	18,205

Our investment balance ($) (2) (3)	3,023	2,257	1,168	1,152	4,371	4,126	713	844	9,275	8,379
Our weighted average ownership (4)	30.5%	27.3%	30.9%	39.3%	33.0%	31.9%	15.2%	15.2%	29.0%	28.1%

	U.S.			Other Americas (1)			Europe			Asia			Total
Operating Information:	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
For the years ended:
Total revenues ($)	1,452	1,315	1,182	525	427	383	1,817	1,695	1,424	638	654	629	4,432	4,091	3,618
Net earnings ($) (3)	665	344	292	217	191	137	352	341	493	(355)	74	114	879	950	1,036

Our earnings from unconsolidated co-investment ventures, net ($) (3)	201	95	79	68	67	47	125	112	150	(57)	13	19	337	287	295

(1)
PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2024, and 2023, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($520.0 million and $534.9 million, respectively); (ii) recording additional costs associated with our investment in the venture ($80.2 million and $91.7 million, respectively); (iii) receivables, principally for fees and promotes ($186.2 million and $199.9 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to NPR and PJLF, as discussed above.

(3)
During the fourth quarter of 2024, we recognized an impairment charge against our investment balance in Prologis China Logistics Venture.

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

At December 31, 2024, our outstanding equity commitments were $303.2 million, primarily for Prologis China Logistics Venture. The equity commitments expire from 2025 to 2033 if they have not been previously called.

NOTE 6. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2024, and 2023. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following at December 31 (dollars and square feet in thousands):

	2024	2023
Number of operating properties	8	12
Square feet	2,229	3,469
Total assets held for sale or contribution	$248,511	$461,657
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$1,951	$14,182

NOTE 7. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets and liabilities, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2024	2023
Rent leveling	$1,218,483	$914,480
Leasing commissions	860,556	749,773
Acquired lease intangibles, net of $1.6 billion and $1.4 billion of accumulated amortization	764,546	1,010,615
Lease right-of-use assets (1)	707,814	683,707
Accounts receivable	407,464	325,698
Prepaid assets	231,299	248,597
Fixed assets	212,318	208,030
Value added taxes receivable	142,420	155,909
Derivative assets	137,429	87,319
Other notes receivable	74,594	72,730
Management contracts	10,666	10,702
Deferred income taxes	3,257	1,231
Other	423,496	280,944
Total other assets	$5,194,342	$4,749,735

Acquired lease intangibles, net of $1.1 billion and $720.1 million of accumulated amortization	$1,778,832	$2,206,906
Lease liabilities (1)	615,305	597,563
Tenant security deposits	403,707	438,100
Unearned rents	400,538	319,946
Environmental liabilities	176,154	178,201
Deferred income taxes	141,126	118,682
Deferred revenue and fees	74,754	57,116
Value added taxes payable	29,636	33,805
Liabilities associated with assets held for sale or contribution	1,951	14,182
Derivative liabilities	638	94,161
Other	440,908	371,939
Total other liabilities	$4,063,549	$4,430,601

(1)
For the amortization of the future minimum rental payments into rental expense and G&A expense on our land and office leases, respectively, refer to Note 4.

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles above) into amortization expense and above and below market leases (included in acquired lease intangibles above) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2024 (in thousands):

	Amortization Expense	Net Increase (Decrease) to Rental Revenues
2025	$360,031	$458,681
2026	298,640	227,003
2027	239,106	117,305
2028	183,023	36,431
2029	134,339	4,207
Thereafter	347,445	(345,796)
Total	$1,562,584	$497,831

NOTE 8. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt at December 31 (dollars in thousands):

	2024			2023
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities and commercial paper	4.1%	1.8	$224,966	5.9%	3.1	$979,313
Senior notes (4)	3.2%	9.8	28,322,163	2.9%	10.1	25,311,647
Term loans and unsecured other	2.0%	4.4	2,013,317	2.8%	3.7	2,330,520
Secured mortgage (5)	4.3%	3.2	318,817	3.9%	3.4	379,021
Total	3.1%	9.4	$30,879,263	3.0%	9.3	$29,000,501

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

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances at December 31 were borrowings denominated in the following currencies:

	2024			2023
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.1%	$1,714,653	5.6%	2.1%	$1,299,628	4.5%
Canadian dollar	4.7%	1,262,508	4.1%	5.0%	829,886	2.9%
Chinese renminbi	3.6%	632,873	2.0%	3.7%	241,820	0.8%
Euro	2.1%	9,900,602	32.1%	2.0%	10,083,601	34.8%
Japanese yen	1.1%	2,910,755	9.4%	1.0%	3,085,970	10.6%
U.S. dollar	4.1%	14,457,872	46.8%	4.1%	13,459,596	46.4%
Total	3.1%	$30,879,263	100.0%	3.0%	$29,000,501	100.0%

(4)
Senior notes are due from September 2025 to June 2061 with effective interest rates ranging from 0.3% to 5.7% at December 31, 2024.

(5)
Secured mortgage debt is due from May 2025 to September 2033 with effective interest rates ranging from 3.3% to 8.7% at December 31, 2024. The debt was principally secured by 23 operating properties and 1 land parcel with an aggregate undepreciated cost of $754.7 million at December 31, 2024.

Credit Facilities

We have two global senior credit facilities (the “2022 Global Facility” and "2023 Global Facility") each with a borrowing capacity of $3.0 billion (subject to currency fluctuations). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis. The 2022 Global Facility is scheduled to initially mature in June 2026 and the 2023 Global Facility in June 2027; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We also have the ability to increase each credit facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($372.7 million at December 31, 2024). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($477.8 million at December 31, 2024), subject to obtaining additional lender commitments. The Yen Credit Facility is scheduled to initially mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

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

Our Credit Facilities are utilized to support our cash needs for development and acquisition activities on a short-term basis. The maturities of the borrowings under the Credit Facilities generally range from overnight to three months. The following table summarizes information about our Credit Facility activity and available liquidity (dollars in millions):

	2024	2023	2022
Credit Facility activity for the years ended December 31:
Weighted average daily interest rate	4.4%	4.3%	1.7%
Weighted average daily borrowings	$519	$411	$519
Maximum borrowings outstanding at any month-end	$1,031	$1,587	$1,538

Available liquidity at December 31:
Aggregate lender commitments
Credit Facilities	$6,313	$6,477	$5,441
Less:
Credit facility borrowings outstanding	225	979	1,538
Commercial paper borrowings outstanding (1)	-	-	-
Outstanding letters of credit	25	24	38
Current availability	$6,063	$5,474	$3,865
Cash and cash equivalents	1,319	530	278
Total liquidity	$7,382	$6,004	$4,143

(1)
We are required to maintain available commitments under our Credit Facilities in an amount at least equal to the commercial paper borrowings outstanding.

Commercial Paper

In March 2024, we established a program under which we may issue, repay and re-issue short-term unsecured commercial paper notes denominated in U.S. dollars. The aggregate principal amount of notes outstanding under the commercial paper program at any time cannot exceed $1.0 billion and the net proceeds of the notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months. The notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of the notes outstanding.

Senior Notes

The senior notes are unsecured and our obligations are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. The majority of the senior notes are redeemable at any time at our option, subject to certain prepayment penalties. Such repurchase and other terms are governed by the provisions of indenture agreements, various note purchase agreements or trust deeds. The following table summarizes the issuances of senior notes during 2024 (principal in thousands):

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

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date of each issuance.

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Issuance Date		Lender Commitment at 2024		Amount Outstanding at 2024	Amount Outstanding at 2023	Interest Rate	Maturity Date
				Borrowing Currency	USD	USD	USD
March 2017 Yen Term Loan (1)	JPY	March 2017		¥12,000,000	$76,455	$76,455	$84,820	0.9% and 1.0%	March 2027 – 2028
October 2017 Yen Term Loan	JPY	October 2017		¥10,000,000	$63,713	63,713	70,684	0.9%	October 2032
December 2018 Yen Term Loan (1)	JPY	December 2018		¥20,000,000	$127,426	127,426	141,368	1.2% and TIBOR + 0.7%	December 2031 – June 2033
January 2019 Yen Term Loan (1)	JPY	January 2019		¥15,000,000	$95,569	95,569	106,026	TIBOR + 0.5% to 0.6%	January 2028 – 2030
March 2019 Yen Term Loan	JPY	March 2019		¥85,000,000	$541,558	541,558	600,812	TIBOR + 0.4%	March 2026
June 2022 Yen Term Loan (1)	JPY	June 2022		¥25,000,000	$159,281	159,281	176,710	1.1% and 1.2%	June 2032 – 2034
2022 Canadian Term Loan (2)	CAD	August 2022	C$	300,000	$208,503	208,503	226,403	CORRA	August 2025
2022 U.S. Dollar Term Loan (3)	USD	October 2022		$500,000	$500,000	-	500,000	SOFR + 0.8%	March 2025
December 2022 Yen Term Loan	JPY	December 2022		¥15,000,000	$95,569	95,569	106,026	1.4%	December 2033
2023 Yen Term Loan	JPY	April 2023		¥10,000,000	$63,713	63,713	70,684	1.5%	April 2031
2023 Chinese Term Loan (1) (4)	CNH	September 2023	CN¥	1,720,000	$239,274	239,274	242,845	3.5% and 3.6%	September 2025 – 2026
2024 Yen Term Loan	JPY	April 2024		¥20,000,000	$127,425	127,425	-	1.5%	April 2034
2024 Euro Term Loan (1)	EUR	November 2024		€202,500	$210,377	210,377	-	3.0% and Euribor + 0.7%	November 2034
Subtotal						2,008,863	2,326,378
Debt issuance costs, net						(3,117)	(4,683)
Total term loans						$2,005,746	$2,321,695

(1)
This term loan includes more than one lender commitment each bearing a different interest rate and maturity date.

(2)
In May 2022, Refinitive Benchmark Services (UK) Ltd. ("RBSL"), the administrator of the Canadian Dollar Offered Rate ("CDOR") formally announced that it would cease the calculation and publication of all tenors of CDOR effective June 28, 2024. In June 2024, we modified the interest rates on our Canadian term loan from 2022 ("2022 Canadian Term Loan") and our credit facility agreements that bore interest at the CDOR plus a spread over the applicable benchmark to the Canadian Overnight Repo Rate Average ("CORRA"). The modification did not have a material impact on our Consolidated Financial Statements.

(3)
In February 2024, we extinguished a $500.0 million U.S. dollar term loan.

(4)
In July 2024, we extended the maturity of the Chinese renminbi term loan ("2023 Chinese Term Loan") by one year until September 2025. We may extend the maturity for one additional year, subject to the payment of an extension fee.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for each year through the period ended December 31, 2029, and thereafter were as follows at December 31, 2024 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2025 (1) (2)	$-	$31,856	$308,978	$173,389	$514,223
2026 (3)	162,632	1,284,618	680,700	45,542	2,173,492
2027 (4)	62,334	1,898,055	45,873	4,156	2,010,418
2028	-	2,518,708	94,295	3,041	2,616,044
2029	-	3,193,130	-	3,191	3,196,321
Thereafter	-	19,969,920	886,588	82,903	20,939,411
Subtotal	224,966	28,896,287	2,016,434	312,222	31,449,909
Unamortized premiums (discounts), net	-	(447,874)	-	7,163	(440,711)
Unamortized debt issuance costs, net	-	(126,250)	(3,117)	(568)	(129,935)
Total	$224,966	$28,322,163	$2,013,317	$318,817	$30,879,263

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings.

(2)
Included in the 2025 maturities were the 2022 Canadian Term Loan ($208.5 million at December 31, 2024), which can be extended until 2027, subject to the payment of extension fees, and the 2023 Chinese Term Loan ($100.2 million at December 31, 2024), which can be extended until 2026, subject to the prevailing interest rate at the time of extension.

(3)
Included in the 2026 maturities was the 2022 Global Facility ($162.6 million at December 31, 2024) which can be extended until 2027.

(4)
Included in the 2027 maturities was the 2023 Global Facility ($62.3 million at December 31, 2024), which can be extended until 2028.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2024 (1)	2023	2022
Gross interest expense	$892,612	$683,363	$345,398
Amortization of debt discounts (premiums), net	52,249	51,980	6,602
Amortization of debt issuance costs, net	26,636	22,609	17,134
Interest expense before capitalization	$971,497	$757,952	$369,134
Capitalized amounts	(107,565)	(116,620)	(60,097)
Net interest expense	$863,932	$641,332	$309,037
Total cash paid for interest, net of amounts capitalized	$710,754	$457,021	$234,131

(1)
Interest expense increased in 2024, as compared to 2023, principally due to the issuance of senior notes to finance acquisition and development activities with higher interest rates on new issuances in both years. We issued $4.2 billion of senior notes during 2024 and $5.4 billion during 2023, with a weighted average interest rate of 4.8% and 4.7%, respectively, at the issuance date.

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at December 31, 2024 were subject to certain financial covenants under their related documents. At December 31, 2024, we were in compliance with all of our financial debt covenants.

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

NOTE 9. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2024, 2.1 billion shares were authorized to be issued by the Parent, of which 2.0 billion shares represent common stock and 0.1 billion shares represent preferred stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

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

Share Purchase Program

We have a share purchase program for the repurchase of outstanding shares of our common stock on the open market or in privately negotiated transactions for an aggregate purchase price of up to $1.0 billion. During 2022, 2023 and 2024, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

Preferred Stock

At December 31, 2024 and 2023 our Series Q preferred stock outstanding had a dividend rate of 8.54% and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

Dividends

To comply with the REIT requirements of the IRC, we are generally required to make common and preferred stock dividends (other than capital gain distributions) to our stockholders in amounts that together at least equal: (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property; minus (ii) certain excess noncash income. Our common stock distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the IRC and that allows us to also retain cash to meet other needs, such as capital improvements and other investment activities.

The taxability of our dividends for the years ended December 31, 2024, 2023 and 2022 are presented below. The taxability of dividends paid in 2024 was based on management’s estimates as our tax return for the year ended December 31, 2024 has not been filed. As the statute of limitations is generally three years, our tax returns for certain years remain subject to examination and consequently the taxability of the dividends is subject to change.

In 2024, 2023 and 2022, we paid all of our dividends in cash.

The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2024	2023	2022
Common Stock:
Ordinary income	$3.50	$3.29	$3.08
Qualified dividend	0.01	0.00	0.02
Capital gains	0.33	0.19	0.06
Total dividend	$3.84	$3.48	$3.16
Preferred Stock – Series Q:
Ordinary income	$3.90	$4.05	$4.16
Qualified dividend	0.02	0.00	0.02
Capital gains	0.35	0.22	0.09
Total dividend	$4.27	$4.27	$4.27

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

We issued Class A Units in the OP through an acquisition of a portfolio of properties in 2015. The Class A Units generally have the same rights as the existing common limited partnership units of the OP, except that the Class A Units are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units receive a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units receive a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units are convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate will be increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units are less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion. At December 31, 2024 and 2023, the Class A Units were convertible into 7.4 million common limited partnership units and 8.2 million common limited partnership units, respectively. The OP may redeem the Class A Units at any time after October 7, 2025, for an amount in cash equal to the then-current number of the common limited partnership units into which the Class A Units are convertible, multiplied by $43.11, subject to the holders’ right to convert the Class A Units into common limited partnership units. Distributions paid to the Class A Units were $2.58660 annually during the years ended December 31, 2024, 2023 and 2022.

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

The following table summarizes these entities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2024	2023	2024	2023	2024	2023	2024	2023
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,091,941	$3,147,790	$7,014,774	$7,142,889	$149,823	$156,303
Other consolidated entities (1)	various	various	231,106	176,485	3,031,608	2,369,959	399,277	333,114
Prologis, L.P.			3,323,047	3,324,275	10,046,382	9,512,848	549,100	489,417
Limited partners in Prologis, L.P. (2)(3)			1,342,585	1,317,721	-	-	-	-
Prologis, Inc.			$4,665,632	$4,641,996	$10,046,382	$9,512,848	$549,100	$489,417

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2024 and 2023 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 7.7 million and 8.6 million Class A Units at December 31, 2024 and 2023, respectively, that were convertible into 7.4 million and 8.2 million, respectively, limited partnership units of the OP at the end of each year. See Note 10 for further discussion of our Class A Units.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 9.0 million and 9.1 million shares of the Parent’s common stock, at December 31, 2024 and 2023, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 6.7 million and 5.7 million shares of the Parent’s common stock at December 31, 2024 and 2023, respectively. See further discussion of LTIP Units in Note 12.

NOTE 12. LONG-TERM COMPENSATION

2020 Long-Term Incentive Plan

The 2020 Long-Term Incentive Plan ("2020 LTIP") provides for grants of awards to officers, directors, employees and consultants of the Parent or its subsidiaries. Awards can be in the form of: full value awards, stock appreciation rights and stock options (non-qualified options and incentive stock options). Full value awards generally consist of: (i) common stock; (ii) restricted stock units (“RSUs”); (iii) OP LTIP units (“LTIP Units”) and (iv) performance stock units ("PSUs”). Awards may be made under the 2020 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

The awards have been issued under the following components of our equity-based compensation programs at December 31, 2024: (i) Performance Stock Unit Program; (ii) Prologis Outperformance Plan ("POP"); (iii) Prologis Promote Plan (“PPP”); (iv) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (v) annual bonus exchange program.

At December 31, 2024, we had 15.9 million shares of common stock remaining available for future issuance under equity compensation plans.

Equity-Based Compensation Programs

Performance Stock Unit ("PSU") Program

On January 16, 2024, PSUs were granted under the Company's 2020 Long-Term Incentive Plan and will be settled in equity at the end of a three-year performance period, if applicable market-based performance hurdles are met. Such hurdles are based on a performance scale of Prologis’ percentile ranking in the Morgan Stanley Capital International US REIT Index (the “Index”) for a three-year performance period. Prologis must perform at the 55th percentile to earn a target award of 100.0%. The award is capped at 200.0% of the target for performance at or above the 85th percentile, and there is no payout in the event Prologis’ performance is below the 35th percentile. There is a proportional scaling between the 35th and the 85th percentiles, starting with 50.0% of the target being earned at the 35th percentile. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, regardless of whether the market condition has been satisfied, which ranges from three to five years.

We granted PSUs for the 2024 – 2026 performance period in January 2024, with a fair value of $31.5 million using a Monte Carlo valuation model that assumed a risk-free interest rate of 4.2% and an expected volatility of 27.0% for Prologis and 30.5% for the peer group companies. We apply a discount to the fair value of the awards to reflect the illiquidity imposed by post-vesting holding periods, utilizing a weighted discount of 10% from valuation models that consider the length of the restriction, and the illiquidity associated with the awards. If an award is earned at the end of the initial three-year performance period, one-third of the award vests at the end of the performance period and the remaining award vests equally one and two years after the award is earned. The award is subject to an additional three-year holding requirement. Awards are in the form of common stock, RSUs and LTIP Units.

Prologis Outperformance Plan ("POP")

We have allocated participation points or a percentage of the compensation pool to participants under our POP corresponding to three-year performance periods beginning every January 1. The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, which ranges from three to ten years. The performance hurdle (“Outperformance Hurdle”) at the end of the initial three-year performance period requires our three-year compound annualized total stockholder return (“TSR”) to exceed a threshold set at the three-year compound annualized TSR for the Index for the same period plus 100 basis points. If the Outperformance Hurdle is met, a compensation pool will be formed equal to 3.0% of the excess value created, subject to a maximum as defined by each performance period. POP awards cannot be paid at a time when we meet the outperformance hurdle, yet our absolute TSR is negative. If after seven years our absolute TSR has not been positive, the awards will be forfeited.

Commencing in 2024, the named executive officers ("NEOs") and certain select employees received PSUs, discussed above, and no new awards will be made to these individuals under the POP. We granted participation points for the 2024 – 2026 performance period in January 2024 to other employees, as discussed in the table below. The 2024 – 2026 performance period has an absolute maximum cap of $60 million. If an award is earned at the end of the initial three-year performance period, then 20.0% of the POP award is paid at the end of the initial performance period and the remaining 80.0% is subject to additional seven-year cliff vesting. The 20.0% that is paid at the end of the initial three-year performance period is subject to an additional three-year holding requirement.

Each participant is eligible to receive a percentage of the total compensation pool based on the number of participation points allocated to the participant, or in the case of certain executive officers for previous POP awards, a set percentage of the compensation pool. If the performance criteria are met, the participants’ points or compensation pool percentage will be paid in the form of common stock, RSUs, POP LTIP Units or LTIP Units, as elected by the participant.

At December 31, 2024, all awards were equity classified. The grant date fair value was calculated using a Monte Carlo valuation model.

The following table details the assumptions used for each POP grant based on the year it was granted (dollars in thousands):

	2024	2023	2022
Risk free interest rate	4.2%	4.2%	1.0%
Prologis expected volatility	27.0%	35.0%	31.0%
Index expected volatility	20.0%	31.0%	29.0%
Grant date fair value	$19,000	$28,300	$30,400

Total remaining compensation cost at December 31, 2024, was $52.5 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2033, with a weighted average period of 2.8 years.

The performance criteria were met for the performance periods ended 2022 and 2023. The absolute maximum cap was earned and awarded in January of the following year for each respective performance period. The performance criteria was not met for the performance period ended 2024. The tables below include POP awards that were earned but are unvested while any vested awards are reflected within the Consolidated Statements of Equity and Capital.

Prologis Promote Plan (“PPP”)

Under the PPP, for promotes earned after January 2024, we award up to 25% of the third-party portion of promotes earned by Prologis from co-investment ventures to employees through a compensation pool. The awards may be settled in some combination of cash and full value awards, at our election. For promotes earned prior to January 2024, up to 40% of the third-party portion of promotes was awarded to certain employees.

Annual LTI Equity Award Program (“Annual LTI Award”)

The Annual LTI Award provides for grants to certain employees related to the most recent performance period.

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

Under the PPP, Annual LTI Award and Annual Bonus Exchange Program, awards may be issued in the form of RSUs or LTIP Units at the participants’ elections. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock on the date the award is granted, and the grant date value is charged to compensation expense over the service period. The service period is generally four years, except for awards under the annual bonus exchange program. Dividends and distributions are paid with respect to both RSUs and LTIP Units during the vesting period, and therefore they are considered participating securities. We do not allocate undistributed earnings to participating securities as our net earnings per share or unit would not be materially different. The value of the dividend is charged to retained earnings for RSUs and the distribution is charged to Net Earnings Attributable to Noncontrolling Interests in the OP for LTIP Units in the Consolidated Financial Statements of the Parent.

Summary of Award Activity

PSUs

The following table summarizes the activity for PSUs for the year ended December 31, 2024 (units in thousands):

	Unvested PSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	-	$-
Granted	244	129.10
Vested and distributed	-	-
Forfeited	-	-
Balance at December 31, 2024	244	$129.10

No PSUs vested during the year ended December 31, 2024. Total remaining compensation cost related to the PSUs at December 31, 2024, was $20.0 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2028, with a weighted average period of 1.5 years.

RSUs

Each RSU represents the right to receive one share of common stock of the Parent.

The following table summarizes the activity for RSUs for the year ended December 31, 2024 (units in thousands):

	Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	2,097	$98.23
Granted	820	111.00
Vested and distributed	(757)	108.04
Forfeited	(97)	104.73
Balance at December 31, 2024	2,063	$99.39

The fair value of stock awards granted and vested was $91.0 million and $81.7 million for 2024, $122.1 million and $65.0 million for 2023 and $98.9 million and $48.6 million for 2022, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding, excluding POP awards, at December 31, 2024, was $109.4 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2028, with a weighted average period of 1.2 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock or cash at our option. Once LTIP Units are vested and converted into common stock, they reduce the total share reserve under the equity compensation plan but do not count as available shares for future awards. At December 31, 2024, 6.7 million LTIP Units were vested but not yet converted, and therefore, they remain excluded from the available share pool but included in fully diluted share calculations.

The following table summarizes the activity for LTIP Units for the year ended December 31, 2024 (units in thousands):

	Unvested LTIP Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2024	5,379	$76.72
Granted	1,274	98.19
Vested LTIP Units	(1,357)	113.19
Forfeited	(46)	117.59
Balance at December 31, 2024	5,250	$72.15

The fair value of unit awards granted and vested was $125.1 million and $153.6 million for 2024, $259.0 million and $151.1 million for 2023 and $188.8 million and $84.3 million for 2022, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units, excluding POP awards, at December 31, 2024, was $156.6 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2030, with a weighted average period of 1.3 years.

Other Plans

The Prologis 401(k) Plan (the “401(k) Plan”) includes a matching employer contribution of $0.50 for every dollar contributed by an employee, up to 12% of the employee’s annual compensation (within the statutory compensation limit). In the 401(k) Plan, vesting in the matching employer contributions is based on the employee's years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $10.2 million, $8.9 million and $8.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching within this plan in the three-year period ended December 31, 2024.

NOTE 13. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2024	2023	2022
Domestic	$3,595,449	$2,891,644	$2,423,809
International	519,429	572,539	1,267,001
Earnings before income taxes	$4,114,878	$3,464,183	$3,690,810

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2024	2023	2022
Current income tax expense (benefit):
U.S. federal	$(17,082)	$(953)	$(6,645)
International	152,891	175,121	112,489
State and local	9,973	19,162	16,930
Total current income tax expense	145,782	193,330	122,774

Deferred income tax expense:
U.S. federal	18,222	12,936	3,359
International	2,939	4,772	9,279
Total deferred income tax expense	21,161	17,708	12,638
Total income tax expense	$166,943	$211,038	$135,412

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

During the years ended December 31, 2024, 2023 and 2022, cash paid for income taxes, net of refunds, was $129.9 million, $149.1 million and $130.0 million, respectively.

Deferred Income Taxes

The deferred income tax expense recognized in 2024, 2023 and 2022 was principally due to changes in temporary differences and utilization of NOLs.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2024	2023
Gross deferred income tax assets:
NOL carryforwards	$263,597	$246,768
Basis difference – real estate properties	43,226	48,460
Basis difference – equity investments	18,434	18,051
Section 163(j) interest limitation	2,105	1,689
Capital loss carryforward	6,096	7,161
Other – temporary differences	29,908	9,142
Total gross deferred income tax assets	363,366	331,271
Valuation allowance	(312,348)	(305,063)
Gross deferred income tax assets, net of valuation allowance	51,018	26,208
Gross deferred income tax liabilities:
Basis difference – real estate properties	128,803	98,529
Basis difference – equity investments	57,763	43,457
Other – temporary differences	2,321	1,673
Total gross deferred income tax liabilities	188,887	143,659
Net deferred income tax liabilities	$137,869	$117,451

At December 31, 2024, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$81,637	$559,070	$240,939	$54,200	$34,157
Tax-effected NOL carryforward	21,093	150,434	75,429	8,036	8,605
Valuation allowance	21,093	140,453	75,429	8,036	8,605
Net deferred tax asset – NOL carryforward	$-	$9,981	$-	$-	$-
Expiration periods	2025 – 2044	2025 – indefinite	2025 – 2034	2025 – 2034	2025 – indefinite

The deferred tax asset valuation allowance at December 31, 2024, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2024, 2023 and 2022, we believe that we had complied with the REIT requirements of the IRC. The statute of limitations for our global tax returns is generally three to five years. As such, our tax returns that remain subject to examination would be primarily from 2019 and thereafter. During the year ended December 31, 2024, we recognized a $20.7 million liability for uncertain tax positions related to proposed settlements. Liabilities or any related settlements for uncertain tax positions for the years ended December 31, 2023 and 2022 were not material to our Consolidated Financial Statements.

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

The computation of our basic and diluted earnings per share and unit for the years ended December 31 was as follows (in thousands, except per share and unit amounts):

Prologis, Inc.	2024	2023	2022
Net earnings attributable to common stockholders – Basic	$3,725,754	$3,053,373	$3,358,796
Net earnings attributable to exchangeable limited partnership units (1)	94,052	77,806	92,236
Adjusted net earnings attributable to common stockholders – Diluted	$3,819,806	$3,131,179	$3,451,032

Weighted average common shares outstanding – Basic	926,172	924,351	785,675
Incremental weighted average effect on exchange of limited partnership units (1)	23,445	23,693	21,803
Incremental weighted average effect of equity awards	3,973	3,747	4,130
Weighted average common shares outstanding – Diluted (2)	953,590	951,791	811,608

Net earnings per share attributable to common stockholders:
Basic	$4.02	$3.30	$4.28
Diluted	$4.01	$3.29	$4.25

Prologis, L.P.	2024	2023	2022
Net earnings attributable to common unitholders	$3,818,862	$3,130,647	$3,450,727
Net earnings attributable to Class A Units	(30,308)	(26,784)	(34,311)
Net earnings attributable to common unitholders – Basic	3,788,554	3,103,863	3,416,416
Net earnings attributable to Class A Units	30,308	26,784	34,311
Net earnings attributable to exchangeable other limited partnership units	944	532	305
Adjusted net earnings attributable to common unitholders – Diluted	$3,819,806	$3,131,179	$3,451,032

Weighted average common partnership units outstanding – Basic	941,782	939,635	799,153
Incremental weighted average effect on exchange of Class A Units	7,536	8,110	8,026
Incremental weighted average effect on exchange of other limited partnership units	299	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	3,973	3,747	4,130
Weighted average common units outstanding – Diluted (2)	953,590	951,791	811,608

Net earnings per unit attributable to common unitholders:
Basic	$4.02	$3.30	$4.28
Diluted	$4.01	$3.29	$4.25

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding for the years ended December 31 consisted of the following:

	2024	2023	2022
Class A Units	7,536	8,110	8,026
Other limited partnership units	299	299	299
Equity awards	7,688	7,455	6,298
Prologis, L.P.	15,523	15,864	14,623
Common limited partnership units	15,610	15,284	13,478
Prologis, Inc.	31,133	31,148	28,101

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets at December 31 (in thousands):

	2024		2023
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$-	$-	$291
British pound sterling	8,785	422	9,608	9,862
Canadian dollar	15,503	-	4,480	1,225
Chinese renminbi	-	-	1,630	50
Euro	32,989	-	19,252	8,229
Japanese yen	55,818	-	45,149	589
Swedish krona	4,642	108	3,304	2,279
Options
Mexican peso	1,814	-	1,263	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	2,837	108	1,759	7,030
Canadian dollar	5,454	-	756	5,608

Interest rate contracts
Cash flow hedges
Euro	-	-	118	27,034
U.S. dollar	9,587	-	-	31,964
Total fair value of derivatives	$137,429	$638	$87,319	$94,161

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2024						2023						2022
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	213	524	442	384	56	1,619	283	601	349	331	81	1,645	175	749	383	250	105	1,662
New contracts ($)	102	165	334	107	(74)	634	15	173	192	140	(10)	510	172	658	264	181	92	1,367
Matured, expired or settled contracts ($)	(61)	(163)	(390)	(179)	(9)	(802)	(85)	(250)	(99)	(87)	(15)	(536)	(64)	(806)	(298)	(100)	(116)	(1,384)
Notional amounts at December 31 ($)	254	526	386	312	(27)	1,451	213	524	442	384	56	1,619	283	601	349	331	81	1,645

Weighted average forward rate at December 31	1.31	1.15	1.28	120.37			1.30	1.16	1.27	115.40			1.29	1.18	1.31	109.79
Active contracts at December 31	101	86	82	77			74	72	96	96			103	97	90	96

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income for the years ended December 31 (in millions, except for number of exercised contracts):

	2024	2023	2022
Exercised contracts	254	218	158
Realized gains on the matured, expired or settled contracts	$53	$60	$145
Unrealized gains (losses) on the change in fair value of outstanding contracts	$53	$(58)	$39

Designated Derivative Financial Instruments

Changes in the fair value of derivatives that are designated as net investment hedges ("NIHs") of our foreign operations and cash flow hedges ("CFHs") are recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI/L") in the Consolidated Balance Sheets and reflected within the AOCI/L table below.

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2024			2023				2022
	CAD	GBP	Total	CAD	CNH	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	516	432	948	534	-	440	974	535	432	967
New contracts ($)	163	523	686	467	100	343	910	964	440	1,404
Matured, expired or settled contracts ($)	(516)	(523)	(1,039)	(485)	(100)	(351)	(936)	(965)	(432)	(1,397)
Notional amounts at December 31 ($)	163	432	595	516	-	432	948	534	440	974

Weighted average forward rate at December 31	1.37	1.26		1.33	-	1.26		1.29	1.28
Active contracts at December 31	2	4		6	-	4		6	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the years ended December 31 (in millions):

	2024				2023			2022
	EUR	USD	GBP	Total	EUR	USD	Total	EUR	USD	CAD	JPY	Total
Notional amounts at January 1 ($)	700	550	-	1,250	447	150	597	165	-	-	-	165
New contracts ($)	-	780	246	1,026	1,113	2,300	3,413	1,004	400	184	104	1,692
Matured, expired or settled contracts ($)	(700)	(1,050)	(246)	(1,996)	(860)	(1,900)	(2,760)	(722)	(250)	(184)	(104)	(1,260)
Notional amounts at December 31 ($)	-	280	-	280	700	550	1,250	447	150	-	-	597

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at December 31 (in millions):

	2024	2023	2022
British pound sterling	$1,763	$1,305	$1,237
Canadian dollar	$758	$373	$370

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest, for the years ended December 31 (in millions):

	2024	2023	2022
Unrealized gains (losses) on the unhedged portion	$34	$(23)	$44

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

The following table presents these changes in AOCI/L for the years ended December 31 (in thousands):

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2022	$(14,042)	$(2,748)	$237,961	$194,563	$(1,293,987)	$(878,253)
Other comprehensive income (loss), net	44,587	25,332	95,012	135,420	134,293	434,644
Balance at December 31, 2022	$30,545	$22,584	$332,973	$329,983	$(1,159,694)	$(443,609)
Other comprehensive income (loss), net	(76,289)	(14,170)	(22,447)	(75,881)	118,195	(70,592)
Balance at December 31, 2023	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)
Other comprehensive income (loss), net	34,085	4,238	31,326	73,795	250,542	393,986
Balance at December 31, 2024	$(11,659)	$12,652	$341,852	$327,897	$(790,957)	$(120,215)

(1)
We estimate an additional expense of $2.7 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from December 31, 2024, due to the amortization of settled derivatives designated as cash flow hedges.

(2)
Reclassification of amounts out of AOCI/L due to the remeasurement of the unhedged portion of our euro denominated and Chinese renminbi-denominated debt and accrued interest is included within other comprehensive income (loss), net.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2024 and 2023, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2024 and 2023 were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis, as detailed in our accounting policy in Note 2. At December 31, 2024 and 2023, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Notes 3 and 4 and assets held for sale or contribution in Note 6.

Fair Value of Financial Instruments

At December 31, 2024 and 2023, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2024 and 2023, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 8 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$224,966	$224,966	$979,313	$979,313
Senior notes	28,322,163	26,095,901	25,311,647	23,121,936
Term loans and unsecured other	2,013,317	1,991,934	2,330,520	2,322,827
Secured mortgage	318,817	298,452	379,021	357,731
Total	$30,879,263	$28,611,253	$29,000,501	$26,781,807

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

Off-Balance Sheet Liabilities

We have entered into agreements, principally performance and surety bonds and standby letters of credit in connection with certain development and renewable energy projects. These agreements are commonly required by public agencies, including utilities, from real estate and renewable energy asset developers. They are renewable and expire on the completion of the improvements and infrastructure. We typically enter into performance and surety bonds that have terms of four years and standby letters of credit that have terms of a year to an indefinite period of time. At December 31, 2024 and 2023, we had $684.1 million and $498.5 million, respectively, outstanding under such arrangements.

We may be required under capital commitments or may choose to make additional capital contributions to certain of our unconsolidated entities, representing our proportionate ownership interest, if needed to fund development or acquisition costs, repayment of debt or operational shortfalls. See Note 5 for further discussion related to equity commitments to our unconsolidated co-investment ventures.

Litigation

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not have material adverse effect on our business, financial position or results of operations.

NOTE 17. REPORTABLE SEGMENTS

Our current business strategy includes two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•
Real Estate Segment. This reportable segment represents the ownership and development of operating properties and is the largest component of our revenue and earnings. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. The Real Estate Segment also includes development activities that lead to rental operations, including land held for development and properties currently under development, and other real estate investments, including renewable energy assets. Within this line of business, we utilize the following: (i) our land bank; (ii) the development and leasing expertise of our local teams; and (iii) our customer relationships.

•
Strategic Capital Segment. This reportable segment represents the management of unconsolidated co-investment ventures. We generate strategic capital revenues primarily from our unconsolidated co-investment ventures through asset management and property management services and we earn additional revenues by providing leasing, acquisition, construction, development, financing and disposition services. Depending on the structure of the venture and the returns provided to our partners, we also earn revenues through promotes periodically during the life of a venture or upon liquidation.

Our management Executive Committee (“EC”) is our Chief Operating Decision Maker (“CODM”) and regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources based on our two reportable segments. The EC consists of the Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; Chief Investment Officer; Managing Director, Global Strategic Capital; President; Chief Human Resources Officer; Chief Legal Officer and Chief Energy

and Sustainability Officer. The operating results reviewed by the EC include net operating income (“NOI”), the measure most consistent with U.S. GAAP.

NOI from the Real Estate Segment is calculated directly from the Consolidated Statements of Income as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses.

NOI from the Strategic Capital Segment is calculated directly from the Consolidated Statements of Income as Strategic Capital Revenues less Strategic Capital Expenses.

Our EC analyzes the NOI of each reportable segment on a quarterly basis comparing actuals to prior period actuals, along with forecasted future amounts and utilizes operating metrics to understand and evaluate the performance of our operations and to allocate resources.

Below we present: (i) each reportable segment’s revenues from external customers to Total Revenues; (ii) each reportable segment’s expenses to Total Expenses; (iii) each reportable segment’s net operating income from external customers, calculated as each reportable segment's revenues less segment expenses, to Operating Income and Earnings Before Income Taxes; and (iv) each reportable segment’s assets to Total Assets.

The applicable components of Total Revenues, Total Expenses, Operating Income, Earnings Before Income Taxes and Total Assets in the Consolidated Financial Statements are allocated to each reportable segment’s revenues, expenses, net operating income and assets.

Items that are not directly assignable to a reportable segment, are not allocated but reflected as non-segment items (G&A expenses and real estate adjustments for depreciation and gains and losses on contributions and sales) due to how our CODM utilizes segment information for planning and execution of our business strategy.

The following reportable segment net operating income and assets are presented in thousands:

	Years Ended December 31,
	2024	2023	2022
Revenues:
Real estate segment:
U.S.	$7,216,817	$6,558,051	$4,726,072
Other Americas	137,893	110,305	92,751
Europe	115,103	95,915	56,731
Asia	59,890	58,966	58,553
Total real estate segment	7,529,703	6,823,237	4,934,107
Strategic capital segment:
U.S.	296,995	833,402	215,416
Other Americas	92,307	89,783	82,462
Europe	194,530	181,651	644,832
Asia	88,075	95,396	96,875
Total strategic capital segment	671,907	1,200,232	1,039,585

Total revenues	8,201,610	8,023,469	5,973,692

Expenses:
Real estate segment:
U.S. (1)	(1,714,071)	(1,603,486)	(1,170,445)
Other Americas	(28,953)	(25,383)	(25,199)
Europe	(46,759)	(27,715)	(31,993)
Asia	(22,646)	(21,563)	(18,437)
Total real estate segment	(1,812,429)	(1,678,147)	(1,246,074)
Strategic capital segment:
U.S. (1)	(154,654)	(204,066)	(155,855)
Other Americas	(21,833)	(27,018)	(18,998)
Europe	(75,500)	(103,025)	(87,156)
Asia	(39,869)	(51,433)	(41,347)
Total strategic capital segment	(291,856)	(385,542)	(303,356)

Total expenses	(2,104,285)	(2,063,689)	(1,549,430)

Segment net operating income:
Real estate segment:
U.S. (1)	5,502,746	4,954,565	3,555,627
Other Americas	108,940	84,922	67,552
Europe	68,344	68,200	24,738
Asia	37,244	37,403	40,116
Total real estate segment	5,717,274	5,145,090	3,688,033
Strategic capital segment:
U.S. (1)	142,341	629,336	59,561
Other Americas	70,474	62,765	63,464
Europe	119,030	78,626	557,676
Asia	48,206	43,963	55,528
Total strategic capital segment	380,051	814,690	736,229

Total segment net operating income	6,097,325	5,959,780	4,424,262

Non-segment items:
General and administrative expenses	(418,765)	(390,406)	(331,083)
Depreciation and amortization expenses	(2,580,519)	(2,484,891)	(1,812,777)
Gains on dispositions of development properties and land, net	413,743	462,270	597,745
Gains on other dispositions of investments in real estate, net	904,136	161,039	589,391
Operating income	4,415,920	3,707,792	3,467,538

Earnings from unconsolidated entities, net	353,623	307,227	310,872
Interest expense	(863,932)	(641,332)	(309,037)
Foreign currency, derivative and other gains (losses) and other income (expense), net	208,731	87,221	241,621
Gains (losses) on early extinguishment of debt, net	536	3,275	(20,184)
Earnings before income taxes	$4,114,878	$3,464,183	$3,690,810

	December 31,
	2024	2023
Segment assets:
Real estate segment:
U.S.	$76,857,293	$76,633,566
Other Americas	2,814,141	2,029,438
Europe	2,554,514	2,366,539
Asia	719,810	793,916
Total real estate segment	82,945,758	81,823,459
Strategic capital segment: (2)
U.S.	10,499	10,499
Europe	25,280	25,280
Asia	167	203
Total strategic capital segment	35,946	35,982
Total segment assets	82,981,704	81,859,441

Non-segment items:
Investments in and advances to unconsolidated entities	10,079,448	9,543,970
Assets held for sale or contribution	248,511	461,657
Cash and cash equivalents	1,318,591	530,388
Other assets	700,655	625,384
Total non-segment items	12,347,205	11,161,399
Total assets	$95,328,909	$93,020,840

(1)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at December 31, 2024, and 2023.

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2024, 2023 and 2022 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $67.7 million in 2024, $43.0 million in 2023 and $162.5 million in 2022 for both assets and liabilities.

•
We capitalized $42.9 million, $38.6 million and $34.9 million in 2024, 2023 and 2022, respectively, of equity-based compensation expense.

•
We received $1.0 billion, $379.1 million and $695.7 million of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities during 2024, 2023 and 2022, respectively.

•
We issued 1.4 million, 0.8 million and 0.3 million shares in 2024, 2023 and 2022, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

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

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2024:
Rental revenues	$1,827,658	$1,852,376	$1,897,164	$1,937,507
Total revenues	$1,956,621	$2,007,954	$2,036,389	$2,200,646
Rental expenses	$(454,257)	$(445,235)	$(427,425)	$(438,468)
Gains on dispositions of development properties and land, net	$40,308	$87,174	$32,005	$254,256
Gains on other dispositions of investments in real estate, net	$17,534	$199,326	$434,446	$252,830
Operating income	$720,355	$1,023,338	$1,250,971	$1,421,256
Consolidated net earnings	$630,807	$911,501	$1,063,451	$1,342,176
Net earnings attributable to common stockholders	$584,263	$859,845	$1,004,267	$1,277,379
Net earnings per share attributable to common stockholders – Basic (1)	$0.63	$0.93	$1.08	$1.38
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.63	$0.92	$1.08	$1.37
2023:
Rental revenues	$1,633,770	$1,651,454	$1,777,359	$1,755,959
Total revenues	$1,768,587	$2,450,971	$1,914,664	$1,889,247
Rental expenses	$(412,554)	$(387,938)	$(416,076)	$(408,225)
Gains on dispositions of development properties and land, net	$-	$184,877	$89,030	$188,363
Gains on other dispositions of investments in real estate, net	$4,047	$24,761	$129,584	$2,647
Operating income	$579,043	$1,411,790	$882,108	$834,851
Consolidated net earnings	$498,629	$1,279,491	$799,141	$675,884
Net earnings attributable to common stockholders	$463,170	$1,214,553	$746,174	$629,476
Net earnings per share attributable to common stockholders – Basic (1)	$0.50	$1.31	$0.81	$0.68
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.50	$1.31	$0.80	$0.68

Prologis, L.P.
2024:
Rental revenues	$1,827,658	$1,852,376	$1,897,164	$1,937,507
Total revenues	$1,956,621	$2,007,954	$2,036,389	$2,200,646
Rental expenses	$(454,257)	$(445,235)	$(427,425)	$(438,468)
Gains on dispositions of development properties and land, net	$40,308	$87,174	$32,005	$254,256
Gains on other dispositions of investments in real estate, net	$17,534	$199,326	$434,446	$252,830
Operating income	$720,355	$1,023,338	$1,250,971	$1,421,256
Consolidated net earnings	$630,807	$911,501	$1,063,451	$1,342,176
Net earnings attributable to common unitholders	$599,047	$881,196	$1,029,271	$1,309,348
Net earnings per unit attributable to common unitholders – Basic (1)	$0.63	$0.93	$1.08	$1.38
Net earnings per unit attributable to common unitholders – Diluted (1)	$0.63	$0.92	$1.08	$1.37
2023:
Rental revenues	$1,633,770	$1,651,454	$1,777,359	$1,755,959
Total revenues	$1,768,587	$2,450,971	$1,914,664	$1,889,247
Rental expenses	$(412,554)	$(387,938)	$(416,076)	$(408,225)
Gains on dispositions of development properties and land, net	$-	$184,877	$89,030	$188,363
Gains on other dispositions of investments in real estate, net	$4,047	$24,761	$129,584	$2,647
Operating income	$579,043	$1,411,790	$882,108	$834,851
Consolidated net earnings	$498,629	$1,279,491	$799,141	$675,884
Net earnings attributable to common unitholders	$474,819	$1,245,153	$765,075	$645,600
Net earnings per unit attributable to common unitholders – Basic (1)	$0.50	$1.31	$0.81	$0.68
Net earnings per unit attributable to common unitholders – Diluted (1)	$0.50	$1.31	$0.80	$0.68

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

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2024
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties

U.S. Markets
Atlanta	179		813,718	2,332,278	645,540	839,564	2,951,972	3,791,536	(581,128)	1994-2023
Austin	10		12,783	52,335	12,071	12,837	64,352	77,189	(33,469)	1994-2015
Baltimore/Washington	100		560,092	1,074,578	353,379	576,599	1,411,450	1,988,049	(298,387)	1995-2023
Central PA	33		287,499	1,003,135	198,234	305,262	1,183,606	1,488,868	(313,112)	2004-2023
Central Valley	41		262,046	555,484	1,023,740	283,095	1,558,175	1,841,270	(373,377)	1999-2023
Charlotte	46		121,073	346,000	133,948	135,201	465,820	601,021	(120,019)	1994-2023
Chicago	240		1,165,264	3,119,959	881,151	1,192,776	3,973,598	5,166,374	(1,064,495)	1995-2024
Cincinnati	62		158,195	848,262	183,964	167,258	1,023,163	1,190,421	(170,097)	1996-2023
Columbus	34		78,965	429,338	105,610	82,215	531,698	613,913	(144,677)	1996-2022
Dallas/Ft. Worth	222		1,031,385	2,873,762	789,748	1,052,417	3,642,478	4,694,895	(741,755)	1994-2024
Denver	35		97,827	295,412	151,957	97,928	447,268	545,196	(182,500)	1993-2022
Houston	197		535,339	2,247,572	544,218	581,704	2,745,425	3,327,129	(538,599)	1993-2024
Indianapolis	45		121,482	744,088	166,432	132,593	899,409	1,032,002	(138,284)	1995-2023
Las Vegas	61		218,529	422,687	375,940	212,317	804,839	1,017,156	(176,768)	1996-2024
Lehigh Valley	67		1,254,531	2,279,491	548,286	1,333,324	2,748,984	4,082,308	(471,350)	2004-2023
Louisville	13		51,659	203,002	99,616	53,911	300,366	354,277	(101,924)	2005-2024
Nashville	51		252,598	712,194	334,403	257,372	1,041,823	1,299,195	(142,301)	1995-2024
New Jersey/New York City	161	(d)	2,951,128	3,972,239	873,256	3,008,971	4,787,652	7,796,623	(1,111,959)	1996-2023
Orlando	100	(d)	293,548	838,595	292,951	297,592	1,127,502	1,425,094	(235,964)	1994-2023
Phoenix	54		240,591	589,464	611,395	275,906	1,165,544	1,441,450	(189,145)	1992-2024
Portland	42	(e)	131,886	302,981	239,338	189,388	484,817	674,205	(110,474)	2006-2023
Raleigh Durham	40		125,129	469,010	50,320	129,869	514,590	644,459	(49,869)	2020-2024
Reno	20		45,324	142,279	251,159	46,578	392,184	438,762	(118,712)	1994-2024
San Antonio	15	(d)	22,758	81,350	44,908	22,981	126,035	149,016	(66,362)	1994-2016
San Francisco Bay Area	240	(d)	1,244,103	1,736,829	911,140	1,254,061	2,638,011	3,892,072	(1,063,924)	1993-2024
Savannah	27		225,576	522,311	43,808	227,478	564,217	791,695	(50,837)	2022-2023
Seattle	111		911,333	1,429,809	506,709	939,750	1,908,101	2,847,851	(437,289)	2008-2024
South Florida	177	(d)	1,380,890	2,118,394	503,532	1,400,314	2,602,502	4,002,816	(509,845)	1994-2023
Southern California	440	(e)	7,195,931	8,435,505	2,716,241	7,458,614	10,889,063	18,347,677	(2,541,272)	2005-2024
Tampa	26		92,357	244,738	36,048	99,091	274,052	373,143	(34,914)	2020-2022
Subtotal U.S. Markets:	2,889		21,883,539	40,423,081	13,629,042	22,666,966	53,268,696	75,935,662	(12,112,808)

Other Americas Markets
Brazil	5		-	44,890	200	-	45,090	45,090	(3,649)	2022
Canada	37	(d)	342,100	522,680	337,621	353,899	848,502	1,202,401	(192,320)	2008-2024
Mexico	2		2,423	2,287	18,132	3,513	19,329	22,842	(2,187)	2011-2023
Subtotal Other Americas Markets:	44		344,523	569,857	355,953	357,412	912,921	1,270,333	(198,156)

Europe Markets
Belgium	3		15,595	4,651	19	15,595	4,670	20,265	(801)	2022
Czech Republic	1		3,264	-	19,946	3,264	19,946	23,210	(453)	2023
France	2		5,187	-	52,179	4,454	52,912	57,366	(1,595)	2023
Germany	3		35,108	6,885	1,437	35,108	8,322	43,430	(7,215)	2011-2022
Hungary	3		7,357	-	26,760	7,357	26,760	34,117	(903)	2022-2023
Italy	1		3,468	-	8,395	3,474	8,389	11,863	(385)	2023
Netherlands	3		22,641	3,436	230	22,641	3,666	26,307	(1,081)	2023
Poland	1		7,515	-	30,163	6,938	30,740	37,678	(546)	2023
Slovakia	2		2,850	-	11,289	2,096	12,043	14,139	(981)	2021
Spain	6		16,469	33,608	39,989	15,697	74,369	90,066	(21,639)	2011-2023
Sweden	1		2,438	-	12,753	2,438	12,753	15,191	(305)	2023
United Kingdom	15		251,702	25,004	124,807	266,381	135,132	401,513	(7,029)	2019-2024
Subtotal Europe Markets:	41		373,594	73,584	327,967	385,443	389,702	775,145	(42,933)

Asia Markets
Japan	8		29,980	8,091	119,260	28,866	128,465	157,331	(10,303)	2019-2024
Singapore	5		-	135,306	5,576	-	140,882	140,882	(86,345)	2011
Subtotal Asia Markets:	13		29,980	143,397	124,836	28,866	269,347	298,213	(96,648)
Total Operating Properties	2,987		22,631,636	41,209,919	14,437,798	23,438,687	54,840,666	78,279,353	(12,450,545)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2024				Date of
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Construction/ Acquisition (f)
Development Portfolio

U.S. Markets
Atlanta	3		35,883	-	44,088	35,883	44,088	79,971
Austin	4		101,412	-	274,419	101,412	274,419	375,831
Central PA	1		13,549	-	55,476	13,549	55,476	69,025		2024
Central Valley	1		5,678	-	13,687	5,678	13,687	19,365
Chicago	1		13,710	-	38,772	13,710	38,772	52,482		2024
Dallas/Ft. Worth	4		34,324	-	8,410	34,324	8,410	42,734
Las Vegas	3		35,768	-	62,437	35,768	62,437	98,205		2024
Nashville	3		33,584	-	57,828	33,583	57,829	91,412
New Jersey/New York City	3		98,505	-	130,008	98,505	130,008	228,513		2024
Orlando	2		4,697	-	18,112	4,697	18,112	22,809
Portland	1		1,840	-	29,946	1,840	29,946	31,786
Phoenix	2		11,563	-	61,827	11,563	61,827	73,390		2024
San Francisco Bay Area	3		59,741	-	119,611	59,741	119,611	179,352		2024
Seattle	1		21,350	-	44,435	21,350	44,435	65,785		2024
South Florida	4		55,054	13,679	68,639	56,457	80,915	137,372		2024
Southern California	1		38,979	-	86,359	38,979	86,359	125,338
Subtotal U.S. Markets:	37		565,637	13,679	1,114,054	567,039	1,126,331	1,693,370

Other Americas Markets
Canada	5		85,018	-	148,192	85,018	148,192	233,210		2024
Mexico	10		104,509	-	126,592	104,509	126,592	231,101		2024
Subtotal Other Americas Markets:	15		189,527	-	274,784	189,527	274,784	464,311

Europe Markets
Belgium	1		8,953	-	37,524	8,953	37,524	46,477		2024
Czech Republic	1		64	-	5,574	64	5,574	5,638		2024
France	1		1,764	-	14,100	1,764	14,100	15,864
Germany	2		18,267	-	24,113	18,267	24,113	42,380
Italy	2		15,251	-	30,603	15,251	30,603	45,854
Netherlands	4		31,722	-	70,875	31,722	70,875	102,597		2024
Poland	2		7,132	-	15,042	7,132	15,042	22,174
Slovakia	1		2,597	-	14,533	2,597	14,533	17,130		2024
United Kingdom	9		75,016	-	60,488	75,016	60,488	135,504
Subtotal Europe Markets:	23		160,766	-	272,852	160,766	272,852	433,618

Asia Markets
Japan	8		41,548	-	185,654	41,548	185,654	227,202
India	2		10,700	-	412	10,700	412	11,112
Subtotal Asia Markets:	10		52,248	-	186,066	52,248	186,066	238,314
Total Development Portfolio	85		968,178	13,679	1,847,756	969,580	1,860,033	2,829,613

GRAND TOTAL	3,072		23,599,814	41,223,598	16,285,554	24,408,267	56,700,699	81,108,966	(12,450,545)

Schedule III – Footnotes

(a)
The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2024 (in thousands):

Total operating properties and development portfolio per Schedule III	$81,108,966	(g)
Land	4,453,522
Other real estate investments (i)	5,683,688
Total per Consolidated Balance Sheets	$91,246,176

(i)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar panels and electric vehicle chargers, and energy storage systems; (iii) non-strategic real estate assets that we do not intend to operate long term; and (iv) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

(b)
The aggregate cost for federal tax purposes at December 31, 2024, of our real estate assets was approximately $68 billion (unaudited).

(c)
Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 40 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2024 (in thousands):

Total accumulated depreciation per Schedule III	$12,450,545	(g)
Accumulated depreciation on other real estate investments (i)	307,614
Total per Consolidated Balance Sheets	$12,758,159

(i)
Accumulated depreciation in other real estate investments includes renewable energy assets.

(d)
Properties with an aggregate undepreciated cost of $687.4 million secure $270.7 million of mortgage notes. See Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)
Assessment bonds of $7.6 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $507.5 million. The assessment bonds are included in term loans and unsecured other debt in Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)
Date of construction is provided for properties in the development portfolio that were completed but not yet stabilized.

(g)
The following table summarizes our real estate assets and accumulated depreciation per Schedule III for the years ended December 31 (in thousands):

	2024	2023	2022
Real estate assets:
Balance at beginning of year	$79,802,952	$73,250,949	$47,183,100
Acquisitions of and improvements to operating properties, development activity and net effect of changes in foreign exchange rates and other	5,627,171	7,138,283	25,281,173
Basis of operating properties disposed of	(2,481,169)	(404,914)	(445,558)
Change in the development portfolio balance, including the acquisition of properties	(1,537,842)	155,301	1,482,814
Assets transferred to held for sale and contribution	(302,146)	(336,667)	(250,580)
Balance at end year	$81,108,966	$79,802,952	$73,250,949

Accumulated depreciation:
Balance at beginning of year	$10,654,290	$8,815,724	$7,451,382
Depreciation expense	1,925,386	1,837,145	1,357,180
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(120,513)	7,697	9,090
Assets transferred to held for sale and contribution	(8,618)	(6,276)	(1,928)
Balance at end of year	$12,450,545	$10,654,290	$8,815,724

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

2.1‡

Agreement and Plan of Merger, dated as of June 11, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report on Form 8-K filed on June 13, 2022).

2.2

Letter Agreement, dated as of September 16, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis' Current Form 8-K filed on September 16, 2022).

3.1	Articles of Incorporation of Prologis (incorporated by reference to Exhibit 3.1 to Prologis’ Registration Statement on Form S-11/A (No. 333-35915) filed on November 4, 1997).
3.2

Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.4 to Prologis’ Registration Statement on Form 8-A filed on June 2, 2011).

3.3

Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc., a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on June 8, 2011).

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on May 8, 2012).
3.5	Thirteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.6 to Prologis’ Current Report on Form 8-K filed on June 8, 2011).
3.6

First Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated February 27, 2014 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).

3.7

Second Amendment to the Thirteenth Amended and Restated Agreement of the Limited Partnership of Prologis, L.P., dated October 7, 2015 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on October 13, 2015).

3.8	Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.7 to Prologis’ Current Report on Form 8-K filed on June 8, 2011).
3.9	Articles Supplementary dated April 3, 2014 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on April 3, 2014).
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
3.13

Fourth Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to Prologis' Current Report Form 10-Q for the quarter ended March 31, 2023 filed on April 28, 2023).

3.14	Prologis, Inc. Articles of Amendment dated May 10, 2024 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on May 14, 2024).
3.15	Tenth Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.2 to Prologis’ Current Report on Form 8-K filed on May 14, 2024).
4.1†	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed on April 12, 2011).
4.3

Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed on April 28, 2011).

4.4

Indenture, dated as of June 8, 2011, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed on September 30, 2011).

4.5

Fifth Supplemental Indenture, dated as of August 15, 2013, among Prologis, Inc., Prologis, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on August 15, 2013).

4.6

Form of Sixth Supplemental Indenture among Prologis, Inc., Prologis, L.P., Elavon Financial Services Limited, UK Branch, Elavon Financial Services Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on December 2, 2013).

4.7

Form of Seventh Supplemental Indenture among Prologis, Inc., Prologis, L.P., Elavon Financial Services Limited, UK Branch, Elavon Financial Services Limited and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on February 18, 2014).

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

4.13

Second Supplemental Indenture dated as of March 26, 2019 among Prologis Yen Finance LLC, Prologis, L.P. and U.S. Bank National Association as trustee, transfer agent, paying agent and security registrar (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 10-Q for the quarter ended March 31, 2019 filed on April 23, 2019).

4.14	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.15	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.16	Form of 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.17	Form of 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 20, 2018).
4.18	Form of 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on July 31, 2018).
4.19	Form of 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.20	Form of 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.21	Form of 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.22	Form of 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).

4.23	Form of 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 10-Q for the quarter ended March 31, 2019 filed on April 23, 2019).
4.24	Form of 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.25	Form of 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.26	Form of 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.27	Form of Officers’ Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.28	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on June 6, 2017).
4.29	Form of Officers’ Certificate related to 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.30	Form of Officers’ Certificate related to 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K/A filed on June 20, 2018).
4.31	Form of Officers’ Certificate related to 0.652% Notes due 2025 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.32	Form of Officers’ Certificate related to 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.33	Form of Officers’ Certificate related to 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.34	Form of Officers’ Certificate related to 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.8 to Prologis’ Current Report Form 8-K/A filed on September 24, 2018).
4.35	Form of Officers’ Certificate related to 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-K/A filed on August 1, 2018).
4.36

Form of Officers’ Certificate related to the 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 10-Q for the quarter ended March 31, 2019 filed on April 23, 2019).

4.37	Form of Officers’ Certificate related to the 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.38	Form of Officers’ Certificate related to the 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Registration Statement 8-A12B filed on September 10, 2019).
4.39	Form of Officers’ Certificate related to the 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Registration Statement 8-A12B filed on September 10, 2019).
4.40	Form of Officers’ Certificate related to the 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.41	Form of 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.42	Form of Officers’ Certificate related to the 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.43	Form of 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).

4.44	Form of Officers’ Certificate related to the 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.45	Form of 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.46	Form of Officers’ Certificate related to the 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.47	Form of 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.48	Form of Officers’ Certificate related to the 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.49	Form of 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.50	Form of Officers’ Certificate related to the 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.51	Form of 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.8 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.52	Form of Officers’ Certificate related to the 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.53	Form of 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis L.P.’s Current Report Form 8-K filed on February 14, 2020).
4.54	Form of Officers’ Certificate related to the 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.55	Form of 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.56	Form of Officers’ Certificate related to the 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.57	Form of 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.58	Form of Officers’ Certificate related to the 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.59	Form of 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.60	Form of Officers’ Certificate related to the 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.61	Form of 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.62	Form of Officers’ Certificate related to the 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 23, 2020).
4.63	Form of 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 23, 2020).
4.64	Form of Officers’ Certificate related to the 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.65	Form of 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report Form 8-K filed on August 19, 2020).

4.66	Form of Officers’ Certificate related to the 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.67	Form of 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on August 19, 2020).
4.68	Form of Officers’ Certificate related to the 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 16, 2021).
4.69	Form of 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 16, 2021).
4.70	Form of Officers’ Certificate related to the 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 16, 2021).
4.71	Form of 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on February 16, 2021).
4.72	Form of Officers’ Certificate related to the 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on February 19, 2021).
4.73	Form of 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on February 19, 2021).
4.74	Form of Officers’ Certificate related to the 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.75	Form of 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.76	Form of Officers’ Certificate related to the 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.77	Form of 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.78	Form of Officers’ Certificate related to the 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.79	Form of 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.80	Form of Officers’ Certificate related to the 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.81	Form of 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.82	Form of Officers’ Certificate related to the 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report Form 8-K filed on June 28, 2021).
4.83	Form of 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on June 28, 2021).
4.84	Form of Officers’ Certificate related to the 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report Form 8-K filed on February 8, 2022).
4.85	Form of 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report Form 8-K filed on February 8, 2022).
4.86	Form of Officers’ Certificate related to the 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report Form 8-K filed on February 8, 2022).

4.87	Form of 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report Form 8-K filed on February 8, 2022).
4.88	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report Form 8-K filed on September 15, 2022).
4.89	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on September 15, 2022).
4.90	Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.91	Officers’ Certificate related to the 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.92	Form of 3.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.93	Officers’ Certificate related to the 3.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.94	Form of 7.250% Senior Notes due June 2028 (incorporated by reference to Exhibit 4.5 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.95	Officers’ Certificate related to the 7.250% Senior Notes due June 2028 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.96	Form of 4.000% Senior Notes due September 2028 (incorporated by reference to Exhibit 4.7 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.97	Officers’ Certificate related to the 4.000% Senior Notes due September 2028 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.98	Form of 2.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.9 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.99	Officers' Certificate related to the 2.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.100	Form of 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.11 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.101	Officers’ Certificate related to the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.12 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.102	Form of 1.750% Senior Notes due 2031 (incorporated by reference to Exhibit 4.13 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.103	Officers’ Certificate related to the 1.750% Senior Notes due 2031 (incorporated by reference to Exhibit 4.14 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.104	Form of 2.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.15 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.105	Officers’ Certificate related to the 2.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.16 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.106	Form of 3.050% Senior Notes due 2050 (incorporated by reference to Exhibit 4.17 to Prologis' Current Report Form 8-K filed on October 6, 2022).
4.107	Officers’ Certificate related to the 3.050% Senior Notes due 2050 (incorporated by reference to Exhibit 4.18 to Prologis' Current Report Form 8-K filed on October 6, 2022).

4.108

Ninth Supplemental Indenture, dated November 3, 2022, by and among Prologis, L.P., Prologis, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on November 3, 2022).

4.109	Form of Officers’ Certificate related to the 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on November 3, 2022).
4.110	Form of 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on November 3, 2022).
4.111	Form of Officers’ Certificate related to the 1.003% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report filed on December 1, 2022).
4.112	Form of 1.003% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.113	Form of Officers’ Certificate related to the 1.323% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.114	Form of 1.323% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.115	Form of Officers’ Certificate related to the 1.903% Notes due 2037(incorporated by reference to Exhibit 4.5 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.116	Form of 1.903% Notes due 2037 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on December 1, 2022).
4.117	Form of Officers’ Certificate related to the 3.875% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on January 31, 2023).
4.118	Form of 3.875% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on January 31, 2023).
4.119	Form of Officers’ Certificate related to the 4.250% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on January 31, 2023).
4.120	Form of 4.250% Notes due 2043 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on January 31, 2023).
4.121	Form of Officers’ Certificate related to the 4.750% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on March 30, 2023).
4.122	Form of 4.750% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on March 30, 2023).
4.123	Form of Officers’ Certificate related to the 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on March 30, 2023).
4.124	Form of 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on March 30, 2023).
4.125	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on May 23, 2023).
4.126	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on May 23, 2023).
4.127	Form of Officers’ Certificate related to the 4.875% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.128	Form of 4.875% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on June 28, 2023).

4.129	Form of Officers’ Certificate related to the 5.125% Notes due 2034 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.130	Form of 5.125% Notes due 2034 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.131	Form of Officers’ Certificate related to the 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.5 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.132	Form of 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report Form 8-K filed on June 28, 2023).
4.133	Form of Officers’ Certificate related to the 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report Form 8-K filed on January 25, 2024).
4.134	Form of 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report Form 8-K filed on January 25, 2024).
4.135	Form of Officers’ Certificate related to the 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report Form 8-K filed on January 25, 2024).
4.136	Form of 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report Form 8-K filed on January 25, 2024).
4.137	Form of Officers’ Certificate related to the 4.700% Notes due 2029 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on March 1, 2024).
4.138	Form of 4.700% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report 8-K filed on March 1, 2024).
4.139	Form of Officers’ Certificate related to the 4.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on May 7, 2024).
4.140	Form of 4.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on May 7, 2024).
4.141	Form of Officers’ Certificate related to the 5.625% Notes due 2040 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on May 7, 2024).
4.142	Form of 5.625% Notes due 2040 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on May 7, 2024).
4.143	Form of Officers’ Certificate related to the 5.000% Notes due 2035 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on July 23, 2024).
4.144	Form of 5.000% Notes due 2035 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on July 23, 2024).
4.145	Form of Officers’ Certificate related to the 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on July 23, 2024).
4.146	Form of 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on July 23, 2024).

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

10.2

Fifteenth Amended and Restated Agreement of Limited Partnership of Prologis 2, L.P., (f/k/a AMB Property II, L.P.) dated February 19, 2010 (incorporated by reference to Exhibit 10.6 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 22, 2010).

10.3*

Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed October 4, 2006 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Current Report on Form 8-K filed on October 4, 2006).

10.4*

The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed on May 15, 2007).

10.5*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on December 22, 2011).
10.6*	Prologis, Inc. 2016 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 16, 2016).
10.7*	Form of Prologis, Inc. 2016 Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on August 16, 2016).
10.8*	Form of Participation Points and LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).
10.9*	Second Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 1, 2014).
10.10*

Form of Prologis, Inc. Second Amended and Restated Prologis Promote Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 18, 2014).

10.11*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General) (incorporated by reference to Exhibit 10.3 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 4, 2014).

10.12*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (LTIP Unit election) (incorporated by reference to Exhibit 10.27 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 19, 2016).

10.13*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 4, 2014).

10.14*

Form of Prologis, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Agreement (Bonus exchange) (incorporated by reference to Exhibit 10.6 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 4, 2014).

10.15*	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on June 2, 2006).
10.16*

First Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010).

10.17*	Second Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on May 19, 2010).
10.18*

Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 11, 2010).

10.19*

Form of Non-Qualified Share Option Award Terms; The Trust 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).

10.20*

Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).

10.21*

Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010).

10.22*

ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2008) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).

10.23*	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10.24*

Form of Indemnification Agreement between ProLogis and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on June 8, 2011).

10.25*

Form of Restricted Stock Unit Agreement; Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 2, 2012).

10.26*	Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 8, 2012).
10.27*	Form of Director Deferred Stock Unit Award terms (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on May 8, 2012).
10.28*

Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on August 16, 2013).

10.29*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General form 2015) (incorporated by reference to Exhibit 10.57 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015).

10.30*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (Bonus exchange) (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on February 19, 2016).

10.31*

Form of Prologis, Inc. Long-Term Incentive Plan LTIP Unit Award Agreement (General form 2016) (incorporated by reference to Exhibit 10.48 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 19, 2016).

10.32*

Form of Prologis, Inc. Outperformance Plan LTIP Unit Exchange Award Agreement (incorporated by reference to Exhibit 10.58 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015).

10.33*

Form of Prologis, Inc. Long-Term Incentive Plan Equity Exchange Offer LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.59 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015).

10.34*

Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015).

10.35*

Amended and Restated Prologis, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015).

10.36*

Second Amended and Restated Prologis 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.62 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015).

10.37*	Prologis, Inc. 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on January 18, 2018).
10.38*	Prologis, Inc. Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report Form 8-K filed on March 27, 2018).
10.39*	Form of Prologis, Inc. 2018 Amendment to Outperformance Plan LTIP Unit Award Agreements (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 8-K filed on March 27, 2018).
10.40*	Amended and Restated Director Deferred Stock Unit Award Terms (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 8, 2018).

10.41

Form of Time-Sharing Agreement for Hamid Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 10-Q for the quarter ended September 30, 2018 filed on October 22, 2018).

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

10.62

First Amendment to Term Loan Agreement, dated as of October 1, 2021 among Prologis GK Holdings Y.K, as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021).

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
10.69*

Prologis Bonus Exchange 2022 LTIP Unit Award Agreement - Advance Grant No Pre-Retirement Election (incorporated by reference to Exhibit 10.83 to Prologis' Annual Report on Form 10-K filed for the year ended December 31, 2022 filed on February 14, 2023).

10.70*

Prologis Bonus Exchange 2022 LTIP Unit Award Agreement - Advance Grant Pre-Retirement Election (incorporated by reference to Exhibit 10.84 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 14, 2023).

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

10.73*

Form of Amended Agreement Relating to Retirement Eligibility and Vesting of Equity-Based Awards (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report Form 10-Q for the quarter ended June 30, 2023 filed on July 26, 2023).

10.74*

Fourth Amended and Restated Prologis Promote Plan, dated June 30, 2023 (incorporated by reference to Exhibit 10.3 to Prologis' Quarterly Report Form 10-Q for the quarter ended June 30, 2023 filed on July 26, 2023).

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

10.77*	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed January 17, 2024).
10.78*	Form of First Amendment to Fourth Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.2 to Prologis' Current Report on Form 8-K filed on January 17, 2024).
19.1

Policy Governing Material, Non-Public Information and the Prevention of Insider Trading (incorporated by reference to Exhibit 19.1 to Prologis' Annual Report on Form 10-K filed for the year ended December 31, 2023).

21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 19.1 to Prologis' Annual Report on Form 10-K filed for the year ended December 31, 2023).
101. INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101. SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Hamid R. Moghadam
Chief Executive Officer

Date: February 14, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, Inc., hereby severally constitute Hamid R. Moghadam, Timothy D. Arndt and Deborah K. Briones, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 14, 2025
Hamid R. Moghadam

/s/ Timothy D. Arndt	Chief Financial Officer	February 14, 2025
Timothy D. Arndt

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 14, 2025
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 14, 2025
Cristina G. Bita

/s/ James B. Connor	Director	February 14, 2025
James B. Connor

/s/ George L. Fotiades	Director	February 14, 2025
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 14, 2025
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 14, 2025
Irving F. Lyons III

/s/ Guy A. Metcalfe	Director	February 14, 2025
Guy A. Metcalfe

/s/ Avid Modjtabai	Director	February 14, 2025
Avid Modjtabai

/s/ David P. O’Connor	Director	February 14, 2025
David P. O’Connor

/s/ Olivier Piani	Director	February 14, 2025
Olivier Piani

/s/ Carl B. Webb	Director	February 14, 2025
Carl B. Webb

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 14, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, L.P., hereby severally constitute Hamid R. Moghadam, Timothy D. Arndt and Deborah K. Briones, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 14, 2025
Hamid R. Moghadam

/s/ Timothy D. Arndt	Chief Financial Officer	February 14, 2025
Timothy D. Arndt

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 14, 2025
Lori A. Palazzolo

/s/ Cristina G. Bita	Director	February 14, 2025
Cristina G. Bita

/s/ James B. Connor	Director	February 14, 2025
James B. Connor

/s/ George L. Fotiades	Director	February 14, 2025
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 14, 2025
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 14, 2025
Irving F. Lyons III

/s/ Guy A. Metcalfe	Director	February 14, 2025
Guy A. Metcalfe

/s/ Avid Modjtabai	Director	February 14, 2025
Avid Modjtabai

/s/ David P. O’Connor	Director	February 14, 2025
David P. O’Connor

/s/ Olivier Piani	Director	February 14, 2025
Olivier Piani

/s/ Carl B. Webb	Director	February 14, 2025
Carl B. Webb