Form 10-Q
period 2025-03-31
Prologis, Inc.; Prologis, L.P.
filed 2025-04-29
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Prologis, Inc.’s common stock outstanding at April 25, 2025, was approximately 927,926,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At March 31, 2025, the Parent owned a 97.65% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.35% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS
Investments in real estate properties	$92,741,391	$91,246,176
Less accumulated depreciation	13,290,678	12,758,159
Net investments in real estate properties	79,450,713	78,488,017
Investments in and advances to unconsolidated entities	10,287,314	10,079,448
Assets held for sale or contribution	545,542	248,511
Net investments in real estate	90,283,569	88,815,976

Cash and cash equivalents	671,117	1,318,591
Other assets	5,038,705	5,194,342
Total assets	$95,993,391	$95,328,909

LIABILITIES AND EQUITY
Liabilities:
Debt	$32,262,055	$30,879,263
Accounts payable and accrued expenses	1,620,366	1,769,327
Other liabilities	4,035,532	4,063,549
Total liabilities	37,917,953	36,712,139

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at March 31, 2025 and December 31, 2024	63,948	63,948
Common stock; $0.01 par value; 927,882 and 926,283 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9,279	9,263
Additional paid-in capital	54,556,451	54,464,055
Accumulated other comprehensive loss	(349,588)	(120,215)
Distributions in excess of net earnings	(812,880)	(465,913)
Total Prologis, Inc. stockholders’ equity	53,467,210	53,951,138
Noncontrolling interests	4,608,228	4,665,632
Total equity	58,075,438	58,616,770
Total liabilities and equity	$95,993,391	$95,328,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rental	$1,987,265	$1,827,658
Strategic capital	141,139	128,412
Development management and other	11,261	551
Total revenues	2,139,665	1,956,621
Expenses:
Rental	488,317	454,257
Strategic capital	60,777	78,811
General and administrative	114,701	111,291
Depreciation and amortization	652,058	637,505
Other	9,649	12,244
Total expenses	1,325,502	1,294,108

Operating income before gains on real estate transactions, net	814,163	662,513
Gains on dispositions of development properties and land, net	27,451	40,308
Gains on other dispositions of investments in real estate, net	36,799	17,534
Operating income	878,413	720,355

Other income (expense):
Earnings from unconsolidated entities, net	67,899	72,472
Interest expense	(231,751)	(193,320)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(31,658)	63,564
Gains (losses) on early extinguishment of debt, net	-	536
Total other income (expense)	(195,510)	(56,748)
Earnings before income taxes	682,903	663,607
Income tax expense	(43,383)	(32,800)
Consolidated net earnings	639,520	630,807
Less net earnings attributable to noncontrolling interests	46,567	45,092
Net earnings attributable to controlling interests	592,953	585,715
Less preferred stock dividends	1,452	1,452
Net earnings attributable to common stockholders	$591,501	$584,263

Weighted average common shares outstanding – Basic	927,338	925,322
Weighted average common shares outstanding – Diluted	956,080	953,912

Net earnings per share attributable to common stockholders – Basic	$0.64	$0.63

Net earnings per share attributable to common stockholders – Diluted	$0.63	$0.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Consolidated net earnings	$639,520	$630,807
Other comprehensive income:
Foreign currency translation gains (losses), net	(230,690)	208,972
Unrealized gains (losses) on derivative contracts, net	(2,948)	24,836
Comprehensive income	405,882	864,615
Net earnings attributable to noncontrolling interests	(46,567)	(45,092)
Other comprehensive loss (income) attributable to noncontrolling interests	4,265	(5,002)
Comprehensive income attributable to common stockholders	$363,580	$814,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended March 31, 2025 and 2024

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2025	$63,948	926,283	$9,263	$54,464,055	$(120,215)	$(465,913)	$4,665,632	$58,616,770
Consolidated net earnings	-	-	-	-	-	592,953	46,567	639,520
Effect of equity compensation plans	-	274	3	23,685	-	-	33,876	57,564
Capital contributions	-	-	-	-	-	-	13,234	13,234
Redemption of noncontrolling interests	-	1,325	13	76,269	-	-	(80,285)	(4,003)
Foreign currency translation gains (losses), net	-	-	-	-	(226,495)	-	(4,195)	(230,690)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	(2,878)	-	(70)	(2,948)
Reallocation of equity	-	-	-	(8,514)	-	-	8,514	-
Dividends ($1.01 per common share) and other distributions	-	-	-	956	-	(939,920)	(75,045)	(1,014,009)
Balance at March 31, 2025	$63,948	927,882	$9,279	$54,556,451	$(349,588)	$(812,880)	$4,608,228	$58,075,438

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2024	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720
Consolidated net earnings	-	-	-	-	-	585,715	45,092	630,807
Effect of equity compensation plans	-	318	3	15,101	-	-	54,833	69,937
Capital contributions	-	-	-	-	-	-	1,270	1,270
Redemption of noncontrolling interests	-	1,081	11	62,020	-	-	(62,277)	(246)
Foreign currency translation gains (losses), net	-	-	-	-	204,561	-	4,411	208,972
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	24,245	-	591	24,836
Reallocation of equity	-	-	-	9,088	-	-	(9,088)	-
Dividends ($0.96 per common share) and other distributions	-	-	-	(9)	-	(891,806)	(70,363)	(962,178)
Balance at March 31, 2024	$63,948	925,790	$9,258	$54,336,001	$(285,395)	$(933,159)	$4,606,465	$57,797,118

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Consolidated net earnings	$639,520	$630,807
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(180,361)	(158,960)
Equity-based compensation awards	53,161	67,237
Depreciation and amortization	652,058	637,505
Earnings from unconsolidated entities, net	(67,899)	(72,472)
Operating distributions from unconsolidated entities	138,947	126,653
Decrease (increase) in operating receivables from unconsolidated entities	16,638	44,841
Amortization of debt discounts and debt issuance costs, net	20,835	18,044
Gains on dispositions of development properties and land, net	(27,451)	(40,308)
Gains on other dispositions of investments in real estate, net	(36,799)	(17,534)
Unrealized foreign currency and derivative losses (gains), net	55,465	(35,046)
Losses (gains) on early extinguishment of debt, net	-	(536)
Deferred income tax expense (benefit)	6,682	334
Decrease (increase) in other assets	22,982	(11,782)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(133,025)	(133,323)
Net cash provided by (used in) operating activities	1,160,753	1,055,460
Investing activities:
Real estate development	(776,184)	(719,795)
Real estate acquisitions	(779,664)	(126,177)
Tenant improvements and lease commissions on previously leased space	(123,123)	(104,306)
Property improvements	(34,367)	(30,200)
Proceeds from dispositions and contributions of real estate	157,013	199,538
Investments in and advances to unconsolidated entities	(27,352)	(314,842)
Return of investment from unconsolidated entities	28,314	1,360
Proceeds from the settlement of net investment hedges	4,852	10,357
Net cash provided by (used in) investing activities	(1,550,511)	(1,084,065)
Financing activities:
Dividends paid on common and preferred stock	(939,920)	(891,806)
Noncontrolling interests contributions	13,234	1,270
Noncontrolling interests distributions	(75,045)	(70,363)
Settlement of noncontrolling interests	(4,003)	(246)
Tax paid with shares withheld	(15,416)	(21,720)
Debt and equity issuance costs paid	(2,648)	(13,073)
Net proceeds from (payments on) credit facilities and commercial paper	299,224	53,964
Repurchase of and payments on debt	(71,205)	(913,935)
Proceeds from the issuance of debt	520,219	1,858,297
Net cash provided by (used in) financing activities	(275,560)	2,388

Effect of foreign currency exchange rate changes on cash	17,844	(3,582)
Net increase (decrease) in cash and cash equivalents	(647,474)	(29,799)
Cash and cash equivalents, beginning of period	1,318,591	530,388
Cash and cash equivalents, end of period	$671,117	$500,589

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2025	December 31, 2024
ASSETS
Investments in real estate properties	$92,741,391	$91,246,176
Less accumulated depreciation	13,290,678	12,758,159
Net investments in real estate properties	79,450,713	78,488,017
Investments in and advances to unconsolidated entities	10,287,314	10,079,448
Assets held for sale or contribution	545,542	248,511
Net investments in real estate	90,283,569	88,815,976

Cash and cash equivalents	671,117	1,318,591
Other assets	5,038,705	5,194,342
Total assets	$95,993,391	$95,328,909

LIABILITIES AND CAPITAL
Liabilities:
Debt	$32,262,055	$30,879,263
Accounts payable and accrued expenses	1,620,366	1,769,327
Other liabilities	4,035,532	4,063,549
Total liabilities	37,917,953	36,712,139

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,403,262	53,887,190
Limited partners – common	955,890	913,227
Limited partners – Class A common	331,865	429,358
Total partners’ capital	54,754,965	55,293,723
Noncontrolling interests	3,320,473	3,323,047
Total capital	58,075,438	58,616,770
Total liabilities and capital	$95,993,391	$95,328,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rental	$1,987,265	$1,827,658
Strategic capital	141,139	128,412
Development management and other	11,261	551
Total revenues	2,139,665	1,956,621
Expenses:
Rental	488,317	454,257
Strategic capital	60,777	78,811
General and administrative	114,701	111,291
Depreciation and amortization	652,058	637,505
Other	9,649	12,244
Total expenses	1,325,502	1,294,108

Operating income before gains on real estate transactions, net	814,163	662,513
Gains on dispositions of development properties and land, net	27,451	40,308
Gains on other dispositions of investments in real estate, net	36,799	17,534
Operating income	878,413	720,355

Other income (expense):
Earnings from unconsolidated entities, net	67,899	72,472
Interest expense	(231,751)	(193,320)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(31,658)	63,564
Gains (losses) on early extinguishment of debt, net	-	536
Total other income (expense)	(195,510)	(56,748)
Earnings before income taxes	682,903	663,607
Income tax expense	(43,383)	(32,800)
Consolidated net earnings	639,520	630,807
Less net earnings attributable to noncontrolling interests	31,576	30,308
Net earnings attributable to controlling interests	607,944	600,499
Less preferred unit distributions	1,452	1,452
Net earnings attributable to common unitholders	$606,492	$599,047

Weighted average common units outstanding – Basic	943,662	940,608
Weighted average common units outstanding – Diluted	956,080	953,912

Net earnings per unit attributable to common unitholders – Basic	$0.64	$0.63

Net earnings per unit attributable to common unitholders – Diluted	$0.63	$0.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Consolidated net earnings	$639,520	$630,807
Other comprehensive income:
Foreign currency translation gains (losses), net	(230,690)	208,972
Unrealized gains (losses) on derivative contracts, net	(2,948)	24,836
Comprehensive income	405,882	864,615
Net earnings attributable to noncontrolling interests	(31,576)	(30,308)
Other comprehensive loss (income) attributable to noncontrolling interests	(1,267)	578
Comprehensive income attributable to common unitholders	$373,039	$834,885

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended March 31, 2025 and 2024

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2025	1,279	$63,948	926,283	$53,887,190	15,699	$913,227	7,650	$429,358	$3,323,047	$58,616,770
Consolidated net earnings	-	-	-	592,953	-	10,413	-	4,578	31,576	639,520
Effect of equity compensation plans	-	-	274	23,688	570	33,876	-	-	-	57,564
Capital contributions	-	-	-	-	-	-	-	-	13,234	13,234
Redemption of limited partnership units	-	-	1,325	76,282	340	15,203	(1,709)	(95,488)	-	(4,003)
Foreign currency translation gains (losses), net	-	-	-	(226,495)	-	(4,054)	-	(1,408)	1,267	(230,690)
Unrealized gains (losses) on derivative contracts, net	-	-	-	(2,878)	-	(52)	-	(18)	-	(2,948)
Reallocation of capital	-	-	-	(8,514)	-	8,725	-	(211)	-	-
Distributions ($1.01 per common unit) and other	-	-	-	(938,964)	-	(21,448)	-	(4,946)	(48,651)	(1,014,009)
Balance at March 31, 2025	1,279	$63,948	927,882	$53,403,262	16,609	$955,890	5,941	$331,865	$3,320,473	$58,075,438

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2024	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720
Consolidated net earnings	-	-	-	585,715	-	9,652	-	5,132	30,308	630,807
Effect of equity compensation plans	-	-	318	15,104	708	54,833	-	-	-	69,937
Capital contributions	-	-	-	-	-	-	-	-	1,270	1,270
Redemption of limited partnership units	-	-	1,081	62,031	(424)	(23,926)	(700)	(38,351)	-	(246)
Foreign currency translation gains (losses), net	-	-	-	204,561	-	3,324	-	1,665	(578)	208,972
Unrealized gains (losses) on derivative contracts, net	-	-	-	24,245	-	394	-	197	-	24,836
Reallocation of capital	-	-	-	9,088	-	(8,828)	-	(260)	-	-
Distributions ($0.96 per common unit) and other	-	-	-	(891,815)	-	(20,306)	-	(5,558)	(44,499)	(962,178)
Balance at March 31, 2024	1,279	$63,948	925,790	$53,126,705	15,044	$863,303	7,895	$432,386	$3,310,776	$57,797,118

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Consolidated net earnings	$639,520	$630,807
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(180,361)	(158,960)
Equity-based compensation awards	53,161	67,237
Depreciation and amortization	652,058	637,505
Earnings from unconsolidated entities, net	(67,899)	(72,472)
Operating distributions from unconsolidated entities	138,947	126,653
Decrease (increase) in operating receivables from unconsolidated entities	16,638	44,841
Amortization of debt discounts and debt issuance costs, net	20,835	18,044
Gains on dispositions of development properties and land, net	(27,451)	(40,308)
Gains on other dispositions of investments in real estate, net	(36,799)	(17,534)
Unrealized foreign currency and derivative losses (gains), net	55,465	(35,046)
Losses (gains) on early extinguishment of debt, net	-	(536)
Deferred income tax expense (benefit)	6,682	334
Decrease (increase) in other assets	22,982	(11,782)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(133,025)	(133,323)
Net cash provided by (used in) operating activities	1,160,753	1,055,460
Investing activities:
Real estate development	(776,184)	(719,795)
Real estate acquisitions	(779,664)	(126,177)
Tenant improvements and lease commissions on previously leased space	(123,123)	(104,306)
Property improvements	(34,367)	(30,200)
Proceeds from dispositions and contributions of real estate	157,013	199,538
Investments in and advances to unconsolidated entities	(27,352)	(314,842)
Return of investment from unconsolidated entities	28,314	1,360
Proceeds from the settlement of net investment hedges	4,852	10,357
Net cash provided by (used in) investing activities	(1,550,511)	(1,084,065)
Financing activities:
Distributions paid on common and preferred units	(966,314)	(917,670)
Noncontrolling interests contributions	13,234	1,270
Noncontrolling interests distributions	(48,651)	(44,499)
Redemption of common limited partnership units	(4,003)	(246)
Tax paid with shares of the Parent withheld	(15,416)	(21,720)
Debt and equity issuance costs paid	(2,648)	(13,073)
Net proceeds from (payments on) credit facilities and commercial paper	299,224	53,964
Repurchase of and payments on debt	(71,205)	(913,935)
Proceeds from the issuance of debt	520,219	1,858,297
Net cash provided by (used in) financing activities	(275,560)	2,388

Effect of foreign currency exchange rate changes on cash	17,844	(3,582)
Net increase (decrease) in cash and cash equivalents	(647,474)	(29,799)
Cash and cash equivalents, beginning of period	1,318,591	530,388
Cash and cash equivalents, end of period	$671,117	$500,589

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL

Business. Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or “IRC”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 20 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital. Our Real Estate Segment represents the ownership, leasing and development of logistics properties. Our Strategic Capital Segment represents the management of properties owned by our unconsolidated co-investment ventures and other ventures. See Note 10 for further discussion of our reportable segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2025, the Parent owned a 97.65% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.35% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the OP for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC, and other public information.

Accounting Pronouncements.

New Accounting Standards Issued but not yet Adopted

Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update ("ASU") to enhance the transparency and decision usefulness of income tax disclosures on an annual basis. The ASU requires additional disclosures around income tax categories and further disaggregation of federal, state and foreign tax information and eliminates certain existing requirements. The standard is effective for the fiscal year ended December 31, 2025, on a prospective or retrospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued an ASU to enhance disclosures about certain expense types in commonly presented expense captions on the Consolidated Statements of Income. The ASU requires additional

Index

disclosures that disaggregate expense captions into specific components with qualitative descriptions. This standard is effective for the fiscal year ended December 31, 2027, and interim periods thereafter, on a prospective or retrospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements as we anticipate the primary change will be additional disclosure in our Consolidated Financial Statements.

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2025	2024	2025	2024	2025	2024
Operating properties:
Buildings and improvements	648,958	643,929	3,001	2,987	$55,584,873	$54,840,666
Improved land					23,907,179	23,438,687
Development portfolio, including land costs:
Prestabilized	7,282	5,387	28	19	1,131,293	813,029
Properties under development	14,695	18,306	53	66	1,464,776	2,016,584
Land (1)					4,660,431	4,453,522
Other real estate investments (2)					5,992,839	5,683,688
Total investments in real estate properties					92,741,391	91,246,176
Less accumulated depreciation					13,290,678	12,758,159
Net investments in real estate properties					$79,450,713	$78,488,017

(1)
At March 31, 2025 and December 31, 2024, our land was comprised of 8,636 and 8,708 acres, respectively.

(2)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar, electric vehicle charging and energy storage; (iii) non-strategic real estate assets that we do not intend to operate long term; and (iv) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended March 31,
	2025	2024
Number of operating properties	7	-
Square feet	2,258	-
Acres of land	122	243
Acquisition cost of net investments in real estate, excluding other real estate investments	$739,476	$284,024

Acquisition cost of other real estate investments	$59,894	$167

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended March 31,
	2025	2024
Dispositions of development properties and land, net (1)
Number of properties	1	1
Square feet	402	629
Net proceeds	$68,210	$136,789
Gains on dispositions of development properties and land, net	$27,451	$40,308

Other dispositions of investments in real estate, net
Number of properties	3	1
Square feet	537	196
Net proceeds	$105,455	$147,836
Gains on other dispositions of investments in real estate, net	$36,799	$17,534

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $677.6 million and $707.8 million within Other Assets and lease liabilities of $628.2 million and $615.3 million within Other Liabilities, principally for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	March 31,	December 31,
	2025	2024
Unconsolidated co-investment ventures	$9,473,602	$9,274,762
Other ventures	813,712	804,686
Total	$10,287,314	$10,079,448

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2025	2024
Recurring fees	$122,684	$113,142
Transactional fees	16,398	12,244
Promote revenue	-	262
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$139,082	$125,648

(1)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Key property information:
Ventures	1	1	2	2	2	2	4	4	9	9
Operating properties	767	767	390	391	1,046	1,037	242	241	2,445	2,436
Square feet	134	134	85	85	235	232	100	100	554	551

Financial position:
Total assets ($)	13,931	13,903	7,218	7,112	24,994	23,873	9,631	9,404	55,774	54,292
Third-party debt ($)	5,397	5,399	2,200	2,242	6,788	6,343	4,057	3,942	18,442	17,926
Total liabilities ($)	6,430	6,466	2,521	2,422	8,927	8,375	4,460	4,362	22,338	21,625

Our investment balance ($) (2)	3,005	3,023	1,176	1,168	4,554	4,371	739	713	9,474	9,275
Our weighted average ownership (3)	30.3%	30.5%	31.1%	30.9%	33.0%	33.0%	15.2%	15.2%	29.0%	29.0%

	U.S.		Other Americas (1)(4)		Europe		Asia		Total
Operating Information:	Mar 31, 2025	Mar 31, 2024	Mar 31, 2025	Mar 31, 2024	Mar 31, 2025	Mar 31, 2024	Mar 31, 2025	Mar 31, 2024	Mar 31, 2025	Mar 31, 2024
For the three months ended:
Total revenues ($)	407	353	214	120	470	462	160	160	1,251	1,095
Net earnings ($)	98	88	45	53	65	72	21	28	229	241

Our earnings from unconsolidated co-investment ventures, net ($)	31	26	11	18	23	24	4	5	69	73

(1)
Prologis Brazil Logistics Venture and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2025 and December 31, 2024, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes; and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. and Prologis Japan Core Logistics Fund.

(3)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

(4)
In 2024, FIBRA Prologis acquired an 89.9% ownership interest in Terrafina, a Mexican FIBRA, and began consolidating Terrafina in August 2024.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At March 31, 2025, our outstanding equity commitments were $194.5 million, principally for Prologis China Logistics Venture and Prologis Japan Core Logistics Fund. The equity commitments expire from 2025 to 2033 if they have not been previously called.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2025 and December 31, 2024. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in

Index

Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	March 31, 2025	December 31, 2024
Number of operating properties	11	8
Square feet	2,625	2,229
Total assets held for sale or contribution	$545,542	$248,511
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$3,860	$1,951

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	March 31, 2025			December 31, 2024
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities and commercial paper	4.2%	1.6	$532,132	4.1%	1.8	$224,966
Senior notes	3.2%	9.5	29,390,246	3.2%	9.8	28,322,163
Term loans and unsecured other	2.0%	4.3	2,021,761	2.0%	4.4	2,013,317
Secured mortgage	4.3%	2.9	317,916	4.3%	3.2	318,817
Total	3.1%	9.0	$32,262,055	3.1%	9.4	$30,879,263

(1)
The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

(2)
The weighted average years represents the remaining maturity in years on the debt outstanding at period end.

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2025			December 31, 2024
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.1%	$1,772,102	5.5%	3.1%	$1,714,653	5.6%
Canadian dollar	4.6%	1,627,723	5.0%	4.7%	1,262,508	4.1%
Euro	2.1%	10,425,583	32.3%	2.1%	9,900,602	32.1%
Japanese yen	1.2%	3,057,948	9.5%	1.1%	2,910,755	9.4%
U.S. dollar	4.1%	14,744,387	45.7%	4.1%	14,457,872	46.8%
Other	3.6%	634,312	2.0%	3.6%	632,873	2.0%
Total	3.1%	$32,262,055	100.0%	3.1%	$30,879,263	100.0%

Index

Credit Facilities and Commercial Paper

The following table summarizes information about our available liquidity at March 31, 2025 (in millions):

Aggregate lender commitments
Credit facilities	$6,411
Less:
Credit facility borrowings outstanding	532
Commercial paper borrowings outstanding (1)	-
Outstanding letters of credit	28
Current availability	5,851
Cash and cash equivalents	671
Total liquidity	$6,522

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

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($391.5 million at March 31, 2025). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($501.9 million at March 31, 2025), subject to obtaining additional lender commitments. The Yen Credit Facility is scheduled to initially mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

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

Commercial Paper

We have a commercial paper program under which we may issue, repay and re-issue short-term unsecured commercial paper notes denominated in U.S. dollars. The aggregate principal amount of notes outstanding under the commercial paper program at any time cannot exceed $1.0 billion and the net proceeds of the notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months. The notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of the notes outstanding.

Senior Notes

In February 2025, we issued C$750.0 million ($520.4 million) of senior notes maturing in 8 years with a weighted average interest rate of 4.2%.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2025 and for each year through the period ended December 31, 2029, and thereafter were as follows at March 31, 2025 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2025 (1)(2)	$-	$33,462	$239,789	$172,625	$445,876
2026 (1)(3)	353,144	1,305,918	708,202	45,616	2,412,880
2027 (4)	178,988	1,929,498	48,770	4,156	2,161,412
2028	-	2,557,972	99,048	3,041	2,660,061
2029	-	3,266,967	-	3,191	3,270,158
Thereafter	-	20,861,287	928,841	82,903	21,873,031
Subtotal	532,132	29,955,104	2,024,650	311,532	32,823,418
Unamortized premiums (discounts), net	-	(437,352)	-	6,966	(430,386)
Unamortized debt issuance costs, net	-	(127,506)	(2,889)	(582)	(130,977)
Total	$532,132	$29,390,246	$2,021,761	$317,916	$32,262,055

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings, including drawing on our available Credit Facilities.

(2)
Included in the 2025 maturities were a Canadian dollar term loan ($139.3 million at March 31, 2025), which can be extended until 2027, subject to the payment of extension fees, and a Chinese renminbi term loan ($100.3 million at March 31, 2025), which can be extended until 2026, subject to the prevailing interest rate at the time of extension and payment of extension fees.

(3)
Included in the 2026 maturities was the 2022 Global Facility ($353.1 million at March 31, 2025) which can be extended until 2027.

(4)
Included in the 2027 maturities was the 2023 Global Facility ($179.0 million at March 31, 2025) which can be extended until 2028.

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at March 31, 2025 were subject to certain financial covenants under their related documents. At March 31, 2025, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,073,723	$3,091,941	$6,967,309	$7,014,774	$145,723	$149,823
Other consolidated entities (1)	various	various	246,750	231,106	3,114,628	3,031,608	448,023	399,277
Prologis, L.P.			3,320,473	3,323,047	10,081,937	10,046,382	593,746	549,100
Limited partners in Prologis, L.P. (2)(3)			1,287,755	1,342,585	-	-	-	-
Prologis, Inc.			$4,608,228	$4,665,632	$10,081,937	$10,046,382	$593,746	$549,100

(1)
Includes two partnerships that have issued limited partnership units to third parties. The limited partnership units outstanding at March 31, 2025 and December 31, 2024 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 5.9 million and 7.7 million Class A Units at March 31, 2025 and December 31, 2024, respectively, that were convertible into 5.8 million and 7.4 million limited partnership units of the OP at the end of each period.

(3)
At March 31, 2025 and December 31, 2024, limited partnership units in the OP, excluding the Class A Units, were exchangeable into cash or, at our option, 9.5 million and 9.0 million shares of the Parent’s common stock, respectively, and vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans were exchangeable into 7.1 million and 6.7 million shares of the Parent’s common stock, respectively. See further discussion of LTIP Units in Note 7.

NOTE 7. LONG-TERM COMPENSATION

Equity-Based Compensation Programs

Performance Stock Unit ("PSU") Program

PSUs are granted under the Company's 2020 Long-Term Incentive Plan and are settled in equity at the end of a three-year performance period, if applicable market-based performance hurdles are met. Such hurdles are based on a performance scale of Prologis’ percentile ranking in the Morgan Stanley Capital International US REIT Index (the “Index”) for a three-year performance period. Prologis must perform at the 55th percentile to earn a target award of 100.0%. The award is capped at 200.0% of the target for performance at or above the 85th percentile, and there is no payout in the event Prologis’ performance is below the 35th percentile. There is a proportional scaling between the 35th and the 85th percentiles, starting with 50.0% of the target being earned at the 35th percentile. If an award meets applicable market-based performance hurdles and is earned at the end of the initial three-year performance period, one-third of the award vests at the end of the performance period and the remaining award vests equally one and two years after the award is earned. The award is subject to an additional three-year holding requirement. Awards are in the form of common stock, restricted stock units ("RSUs") and LTIP Units.

The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, regardless of whether the market condition has been satisfied, which ranges from three to five years. We apply a discount to the fair value of the awards to reflect the illiquidity imposed by post-vesting holding periods, utilizing a weighted discount of 10% from valuation models that consider the length of the restriction, and the illiquidity associated with the awards. We granted PSUs for the 2025 – 2027 performance period in January 2025, with a fair value of $83.9 million. The fair value was calculated using a Monte Carlo valuation model that assumed a risk-free interest rate of 4.4% and an expected volatility of 29.0% for Prologis and 30.2% for the peer group companies.

Prologis Outperformance Plan (“POP”)

In prior years, we allocated participation points or a percentage of the compensation pool to participants under our POP, corresponding to three-year performance periods beginning each January 1. Commencing in 2024 for named executive officers (“NEOs”) and in 2025 for other employees who previously received participation points, those individuals received the PSUs discussed above. No new awards will be granted to these individuals under the POP. The RSUs and LTIP Units table below includes POP awards that were earned but are unvested, while any vested awards are reflected within the Consolidated Statements of Equity and Capital.

Other Equity-Based Compensation Programs

Our other equity-based compensation programs include: (i) the Prologis Promote Plan; (ii) the annual long-term incentive equity award program; and (iii) the annual bonus exchange program. Awards under these programs may be issued in the form of RSUs or LTIP Units at the participants' elections. RSUs and LTIP Units are valued based on the market price of the Parent’s common stock at the grant date, and the grant date fair value is recognized as compensation expense over the service period.

Index

Summary of Award Activity

PSUs

The following table summarizes the activity for PSUs for the three months ended March 31, 2025 (units in thousands):

	PSUs
	Unearned	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	244	$129.10
Granted	878	95.53
Earned	-	-
Forfeited	(6)	95.53
Balance at March 31, 2025	1,116	$102.88

RSUs and LTIP Units

The following table summarizes the activity for RSUs and LTIP Units for the three months ended March 31, 2025 (units in thousands):

	RSUs		LTIP Units
	Unvested	Weighted Average Grant Date Fair Value	Unvested	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	2,063	$99.39	5,250	$72.15
Granted	421	109.50	583	109.48
Conversion of earned PSUs	-	-	-	-
Vested	(418)	127.92	(570)	126.53
Forfeited	(42)	125.04	-	-
Balance at March 31, 2025	2,024	$95.08	5,263	$70.40

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2025	2024
Net earnings attributable to common stockholders – Basic	$591,501	$584,263
Net earnings attributable to exchangeable limited partnership units (1)	14,991	14,852
Adjusted net earnings attributable to common stockholders – Diluted	$606,492	$599,115

Weighted average common shares outstanding – Basic	927,338	925,322
Incremental weighted average effect on exchange of limited partnership units (1)	23,501	23,555
Incremental weighted average effect of equity awards	5,241	5,035
Weighted average common shares outstanding – Diluted (2)	956,080	953,912

Net earnings per share attributable to common stockholders:
Basic	$0.64	$0.63
Diluted	$0.63	$0.63

Index

	Three Months Ended
	March 31,
Prologis, L.P.	2025	2024
Net earnings attributable to common unitholders	$606,492	$599,047
Net earnings attributable to Class A Units	(4,578)	(5,132)
Net earnings attributable to common unitholders – Basic	601,914	593,915
Net earnings attributable to Class A Units	4,578	5,132
Net earnings attributable to exchangeable other limited partnership units	-	68
Adjusted net earnings attributable to common unitholders – Diluted	$606,492	$599,115

Weighted average common partnership units outstanding – Basic	943,662	940,608
Incremental weighted average effect on exchange of Class A Units	7,177	8,128
Incremental weighted average effect on exchange of other limited partnership units	-	141
Incremental weighted average effect of equity awards of Prologis, Inc.	5,241	5,035
Weighted average common units outstanding – Diluted (2)	956,080	953,912

Net earnings per unit attributable to common unitholders:
Basic	$0.64	$0.63
Diluted	$0.63	$0.63

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2025	2024
Class A Units	7,177	8,128
Other limited partnership units	278	299
Equity awards	8,252	8,963
Prologis, L.P.	15,707	17,390
Common limited partnership units	16,324	15,286
Prologis, Inc.	32,031	32,676

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy and strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	March 31, 2025		December 31, 2024
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$250	$-	$-
British pound sterling	2,204	3,570	8,785	422
Canadian dollar	15,002	-	15,503	-
Euro	17,182	756	32,989	-
Japanese yen	44,393	-	55,818	-
Swedish krona	1,358	1,941	4,642	108
Options
Mexican peso	2,202	-	1,814	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	-	11,445	2,837	108
Canadian dollar	-	-	5,454	-

Interest rate contracts
Cash flow hedges
U.S. dollar	18	5,614	9,587	-
Total fair value of derivatives	$82,359	$23,576	$137,429	$638

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2025						2024
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	254	526	386	312	(27)	1,451	213	524	442	384	56	1,619
New contracts ($)	-	85	10	46	18	159	51	88	46	59	8	252
Matured, expired or settled contracts ($)	(20)	(29)	(18)	(17)	(4)	(88)	(7)	(25)	(39)	(61)	(9)	(141)
Notional amounts at March 31 ($)	234	582	378	341	(13)	1,522	257	587	449	382	55	1,730

Weighted average forward rate at March 31	1.31	1.15	1.28	121.88			1.30	1.16	1.27	118.16
Active contracts at March 31	93	109	83	93			92	84	96	98

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended March 31,
	2025	2024
Exercised contracts	26	45
Realized gains (losses) on the matured, expired or settled contracts	$9	$18
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(40)	$29

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

Index

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2025			2024
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	163	432	595	516	432	948
New contracts ($)	-	-	-	47	92	139
Matured, expired or settled contracts ($)	(163)	-	(163)	(400)	(93)	(493)
Notional amounts at March 31 ($)	-	432	432	163	431	594

Weighted average forward rate at March 31	-	1.26		1.36	1.25
Active contracts at March 31	-	4		2	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the three months ended March 31 (in millions):

	2025			2024
	CAD	USD	Total	EUR	USD	Total
Notional amounts at January 1 ($)	-	280	280	700	550	1,250
New contracts ($)	139	325	464	-	-	-
Matured, expired or settled contracts ($)	(139)	(180)	(319)	(171)	(550)	(721)
Notional amounts at March 31 ($)	-	425	425	529	-	529

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	March 31, 2025	December 31, 2024
British pound sterling	$1,760	$1,763
Canadian dollar	$1,244	$758

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest (in millions):

	Three Months Ended March 31,
	2025	2024
Unrealized gains (losses) on the unhedged portion	$(22)	$10

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

Index

The following tables present these changes in AOCI/L (in thousands):

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2025	$(11,659)	$12,652	$341,852	$327,897	$(790,957)	$(120,215)
Other comprehensive income (loss), net	(5,752)	2,874	(14,788)	(61,215)	(150,492)	(229,373)
Balance at March 31, 2025	$(17,411)	$15,526	$327,064	$266,682	$(941,449)	$(349,588)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2024	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)
Other comprehensive income (loss), net	19,096	5,149	16,162	14,369	174,030	228,806
Balance at March 31, 2024	$(26,648)	$13,563	$326,688	$268,471	$(867,469)	$(285,395)

(1)
We estimate an additional expense of $2.9 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from March 31, 2025, due to the amortization of settled derivatives designated as cash flow hedges.

(2)
Reclassification of amounts out of AOCI/L due to the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest is included within other comprehensive income (loss), net.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Fair Value Measurements on a Recurring Basis

At March 31, 2025 and December 31, 2024, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2025 and December 31, 2024, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At March 31, 2025 and December 31, 2024, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At March 31, 2025 and December 31, 2024, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2025 and December 31, 2024, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

Index

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$532,132	$532,391	$224,966	$224,966
Senior notes	29,390,246	27,438,063	28,322,163	26,095,901
Term loans and unsecured other	2,021,761	1,974,677	2,013,317	1,991,934
Secured mortgage	317,916	304,353	318,817	298,452
Total	$32,262,055	$30,249,484	$30,879,263	$28,611,253

NOTE 10. REPORTABLE SEGMENTS

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

Index

The following reportable segment net operating income and assets are presented in thousands:

	Three Months Ended March 31,
	2025	2024
Revenues:
Real estate segment:
U.S.	$1,913,893	$1,757,371
Other Americas	46,323	29,723
Europe	25,427	28,733
Asia	12,883	12,382
Total real estate segment	1,998,526	1,828,209
Strategic capital segment:
U.S.	48,368	46,103
Other Americas	21,174	16,285
Europe	51,011	44,800
Asia	20,586	21,224
Total strategic capital segment	141,139	128,412

Total revenues	2,139,665	1,956,621

Expenses:
Real estate segment:
U.S. (1)	(471,212)	(444,750)
Other Americas	(8,327)	(6,830)
Europe	(13,533)	(9,959)
Asia	(4,894)	(4,962)
Total real estate segment	(497,966)	(466,501)
Strategic capital segment:
U.S. (1)	(28,533)	(40,957)
Other Americas	(2,982)	(6,322)
Europe	(17,577)	(21,708)
Asia	(11,685)	(9,824)
Total strategic capital segment	(60,777)	(78,811)

Total expenses	(558,743)	(545,312)

Segment net operating income:
Real estate segment:
U.S. (1)	1,442,681	1,312,621
Other Americas	37,996	22,893
Europe	11,894	18,774
Asia	7,989	7,420
Total real estate segment	1,500,560	1,361,708
Strategic capital segment:
U.S. (1)	19,835	5,146
Other Americas	18,192	9,963
Europe	33,434	23,092
Asia	8,901	11,400
Total strategic capital segment	80,362	49,601

Total segment net operating income	1,580,922	1,411,309

Non-segment items:
General and administrative expenses	(114,701)	(111,291)
Depreciation and amortization expenses	(652,058)	(637,505)
Gains on dispositions of development properties and land, net	27,451	40,308
Gains on other dispositions of investments in real estate, net	36,799	17,534
Operating income	878,413	720,355

Earnings from unconsolidated entities, net	67,899	72,472
Interest expense	(231,751)	(193,320)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(31,658)	63,564
Gains (losses) on early extinguishment of debt, net	-	536
Earnings before income taxes	$682,903	$663,607

Index

	March 31, 2025	December 31, 2024
Segment assets:
Real estate segment:
U.S.	$77,163,735	$76,857,293
Other Americas	2,993,137	2,814,141
Europe	2,769,278	2,554,514
Asia	855,983	719,810
Total real estate segment	83,782,133	82,945,758
Strategic capital segment: (2)
U.S.	10,499	10,499
Europe	25,280	25,280
Asia	173	167
Total strategic capital segment	35,952	35,946
Total segment assets	83,818,085	82,981,704

Non-segment items:
Investments in and advances to unconsolidated entities	10,287,314	10,079,448
Assets held for sale or contribution	545,542	248,511
Cash and cash equivalents	671,117	1,318,591
Other assets	671,333	700,655
Total non-segment items	12,175,306	12,347,205
Total assets	$95,993,391	$95,328,909

(1)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at March 31, 2025 and December 31, 2024.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2025 and 2024 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $34.1 million in 2025 and $7.1 million in 2024 for both assets and liabilities.

•
We capitalized $11.6 million and $15.5 million in 2025 and 2024, respectively, of equity-based compensation expense.

•
We received $19.7 million in 2025 and $85.1 million in 2024 of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities.

•
We issued 1.3 million and 1.1 million shares in 2025 and 2024, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We reinvested a distribution from an unconsolidated co-investment venture of $51.1 million in 2024.

•
We recognized a $150.1 million liability for installment payments related to an acquisition of land in 2024. This liability was paid in full at March 31, 2025.

We paid $269.4 million and $210.7 million for interest, net of amounts capitalized, during the three months ended March 31, 2025 and 2024, respectively.

We paid $44.0 million and $58.1 million for income taxes, net of refunds, during the three months ended March 31, 2025 and 2024, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2025, the related consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2025

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of March 31, 2025, the related consolidated statements of income, comprehensive income, capital, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Operating Partnership as of December 31, 2024, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2025

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “aims,” and “estimates” including variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, expectations regarding new lines of business, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures or form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in and management of our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

MANAGEMENT'S OVERVIEW

Prologis is the global leader in logistics real estate, operating across high-barrier, high-growth markets. We operate in 20 countries on four continents, with a portfolio concentrated in key centers of commerce, strategically located near end consumers to support the flow of goods. In addition to owning, managing and developing high-quality logistics facilities around the world, we provide integrated infrastructure solutions that help customers operate with greater efficiency, flexibility and resiliency. Our offerings support the evolving needs of modern supply chains, including the increasing connection between physical and digital infrastructure and the growing demand for more sustainable operations.

Logistics supply chains remain essential to our customers and the global economy. Long-term trends, including the growth of e-commerce and modernization of the supply chain, continue to drive demand toward creating supply chain resiliency through leasing additional space to store and distribute goods. This demand has contributed to meaningful rent growth and low vacancy rates in recent years. We believe this demand is driven by three primary factors: (i) the re-positioning of our customer supply chains to accommodate the shift toward e-commerce and heightened service expectations; (ii) growth in overall consumption and households; and (iii) our

Index

customers’ increased focus on building supply chain efficiency. We believe these factors will sustain demand and low vacancy rates over the long term. In the near term, we anticipate customer decision-making may slow as tariff policy has heightened economic uncertainty since early April. However, as supply chains may shift due to the disruption, we believe we are well-positioned to support our customers as they navigate changes.

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

Our scale and customer-focused strategy have compelled us to expand the services we provide. Our 1.3 billion square foot portfolio serves as the foundation for a comprehensive platform of solutions that address the challenges our customers face in global fulfillment today. Through Prologis Essentials, we provide solutions to meet our customers’ operations, energy and sustainability needs. Our customer experience teams, proprietary technology and strategic partnerships are foundational to all aspects of our Prologis Essentials offerings. These resources allow us to provide our customers with unique and actionable insights and tools to help them make progress on sustainability goals and drive greater efficiency in their operations. Moreover, the principles of environmental, social and governance are ingrained in our business strategy through our integrated approach to global impact and sustainability, which we believe creates value for our customers, investors, employees and communities.

Our Global Presence

At March 31, 2025, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.3 billion square feet across the following geographies:

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

Index

Our business comprises two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

Real Estate Segment – Rental Operations

NOI [1]

$1,600
$1,200
$800
$400
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025

Real Estate Segment – Development

Development Stabilizations [2]

$2,400
$1,800
$1,200
$600
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
U.S.
Outside the U.S.

Strategic Capital Segment

NOI [(1)]

$200
$150
$100
$50
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our reportable segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Through our global footprint, we have a diversified lease portfolio and our revenues from in-place leases are contractual with fixed or inflation-linked escalations. The weighted average lease term was 69 months for leases that commenced, within the consolidated operating portfolio, during the trailing twelve months ended March 31, 2025. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, as discussed further below. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Our development business provides the opportunity to profitably build modern logistics facilities that address the evolving requirements of our customers while deepening our presence in our target markets. We believe we have a competitive advantage due to: (i) the strategic locations of our global land bank and redevelopment sites for the development of future industrial properties or data centers; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that provide operational efficiencies for our customers; and (v) our procurement capabilities that allow us to secure high-demand construction materials at a lower cost. Successful development and redevelopment efforts provide significant earnings growth as projects are leased, generate income and increase the value of our Real Estate Segment. Generally, we develop properties in the U.S. to hold for the long term or to contribute to our unconsolidated co-investment venture, and outside the U.S. to contribute to our unconsolidated co-investment ventures.

Strategic Capital Segment

We partner with many of the world’s largest institutional investors through co-investment ventures. The business is capitalized through private and public equity, and is comprised of 95% open-ended ventures, long-term ventures and two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis, which controls and owns 90% of Terrafina, also a publicly traded FIBRA in Mexico). We align our interests with our partners by holding significant ownership interests in the co-investment ventures. Nine of the co-investment ventures are unconsolidated entities, and one is consolidated, with our ownership in the co-investment ventures ranging from 15% to 55%. As the majority of our investments are in unconsolidated co-investment ventures, this structure allows us to reduce our exposure to foreign currency movements for non-U.S. investments. Management of the unconsolidated co-investment ventures comprises our Strategic Capital Segment.

This segment generates durable, long-term cash flows and generally contributes 5% to 10% of our consolidated revenues, earnings and FFO, excluding promotes. We generate strategic capital revenue from our unconsolidated co-investment ventures, principally through asset management and property management services. Revenue earned from asset management fees is primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing

Index

leasing, acquisition, construction management, development and disposition services. The majority of the strategic capital revenues are generated outside the U.S. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets, based primarily on the total return of the investments over certain financial hurdles. Promote revenues are recognized when earned at the end of the promote period or upon liquidation or stabilization. We plan to grow this business and increase revenues by increasing our assets under management in existing or new ventures.

FUTURE GROWTH

We believe that the quality and scale of our portfolio, our ability to develop our land bank and redevelopment sites, our strategic capital business, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

Weighted Average Net Effective Rent Change based on our ownership share

100%
75%
50%
25%
0%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Trailing net effective rent change (1)

Estimated Value Creation from Consolidated Development Stabilizations (in millions)
$400
$300
$200
$100
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
U.S.
Outside the U.S.

Strategic Capital Segment Fees and Promote Revenues (in millions)
$400
$300
$200
$100
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
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

Rent change represents the percentage change in net effective rental rates (average rate over the lease term), on new and renewed leases, commenced during the period compared with previous net effective rental rates for the same respective spaces.

•
Rent Growth. We have experienced positive rent growth every quarter since 2013. As a result of several years of increases in market rents, our in-place leases have considerable upside potential to capture these higher rents and to drive future organic NOI growth. We estimate that our share of the lease mark-to-market is approximately 25% (on an NER basis), which represents the amount by which current market rents exceed our in-place rents based on our share of the O&M portfolio at March 31, 2025. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth due to the compounded nature of market rent growth. Therefore, even without further market rent growth, we expect our lease renewals to result in higher rental income over the next several years, given our remaining lease terms.

•
Value Creation from Development. Our global development program offers a broad set of opportunities and serves as a profitable way to expand our portfolio, build scale, serve customers, and create value for investors. We create these opportunities by sourcing land for ownership, as well as pursuing both option strategies and redevelopment projects, often referred to as Covered Land Plays ("CLPs"). Development occurs primarily in our existing markets and is focused on logistics facilities, though we also pursue higher-use conversions, including data centers.

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $36.3 billion ($41.2 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to capture the value creation principally through gains realized through contributions of these properties to unconsolidated co-investment ventures and increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. The co-investment ventures provide capital from third parties that allows us to grow our O&M portfolio, contribute to self-funding our development activities through the sale or contribution of newly developed assets to these vehicles and produce substantial fees for our management of the assets. We raise capital to support the long-term growth of the co-investment ventures while maintaining our own substantial investments in these vehicles. At March 31, 2025, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $58.5 billion across 552 million square feet.

•
Balance Sheet Strength. We have a long-held strategy to build and maintain a strong and flexible balance sheet by using conservative levels of financial leverage. At March 31, 2025, the weighted average remaining maturity of our consolidated debt was 9 years and the weighted average interest rate was 3.1%. At March 31, 2025, we had total available liquidity of $6.5 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of

Index

our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

•
Our Scale Drives Efficiency. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate.

•
Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale in procurement and innovating through data analytics and digitization efforts. This includes investments in early and growth-stage companies that are focused on emerging technologies for the logistics sector through Prologis Ventures, our corporate venture capital group. Our Prologis Essentials platform provides our customers with solutions through services and products that address their operations, energy and sustainability needs, simplify their decision making and support them in achieving their environmental goals.

SUMMARY OF THE THREE MONTHS ENDED MARCH 31, 2025

Our operating results and leasing activity were strong during the three months ended March 31, 2025. Due to increases in market rents over the last several years, our existing lease mark-to-market continued to drive rent change on rollover and same-store growth in our O&M portfolio. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth due to the compounded nature of market rent growth. The occupancy of our operating portfolio was 95.1% at March 31, 2025 and rent change on leases that commenced during the three months ended March 31, 2025 was 53.7% on a net effective basis, both metrics based on our ownership share.

During the first quarter, industrial fundamentals were improving. However, in the near term, we anticipate customer decision-making may slow as tariff policy has heightened economic uncertainty since early April. Through dialogue with our customers, we are staying close as they manage tariff policy volatility and navigate changes that may occur within the supply chain. We will remain disciplined in our capital deployment activities by focusing on build-to-suit development for both logistics and data centers. While we believe we are well-positioned to grow revenues over the long-term given the upside potential in our in-place leases, it is difficult to predict the impact on our business, future financial condition and operating results.

We completed the following significant activities in 2025, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $174 million and realized net gains of $64 million, principally from the contribution of a property we developed to an unconsolidated co-investment venture in Europe and sales to third parties in the U.S.

•
At March 31, 2025, we had total available liquidity of $6.5 billion, including borrowing capacity on our credit facilities of $5.8 billion and unrestricted cash balances of $0.7 billion.

•
In February, we issued C$750 million ($520 million) of senior notes maturing in 8 years with a weighted average interest rate of 4.2%, further mitigating foreign currency exposure related to our Canadian investments.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Index

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the three months ended March 31 (in millions):

	2025	2024
Real estate segment:
Rental revenues	$1,987	$1,828
Development management and other revenues	11	-
Rental expenses	(488)	(454)
Other expenses	(9)	(12)
Real Estate Segment – NOI	1,501	1,362

Strategic capital segment:
Strategic capital revenues	141	128
Strategic capital expenses	(61)	(78)
Strategic Capital Segment – NOI	80	50

General and administrative expenses	(115)	(111)
Depreciation and amortization expenses	(652)	(638)
Operating income before gains on real estate transactions, net	814	663
Gains on dispositions of development properties and land, net	27	40
Gains on other dispositions of investments in real estate, net	37	17
Operating income	$878	$720

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

Below are the components of Real Estate Segment NOI for the three months ended March 31, derived directly from line items in the Consolidated Financial Statements (in millions):

	2025	2024
Rental revenues	$1,987	$1,828
Development management and other revenues	11	-
Rental expenses	(488)	(454)
Other expenses	(9)	(12)
Real Estate Segment – NOI	$1,501	$1,362

Index

The $139 million change in Real Estate Segment (“RES”) NOI for the three months ended March 31 compared to the same period in 2024, was impacted by the following activities (in millions):

(1)
Significant rent change due to higher rental rates on the rollover of leases during both periods continues to be a key driver of increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2024 through March 31, 2025.

Below are key operating metrics of our consolidated operating portfolio.

40
30
20
10
0
100%
80%
60%
40%
20%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Square feet
Net effective rent change
Trailing net effective rent change (2)

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the three months ended March 31 (dollars and square feet in millions):

	2025	2024
Starts:
Number of new development buildings started during the period	11	7
Square feet	3	2
TEI	$646	$271
Percentage of build-to-suits based on TEI	78.0%	22.2%

Stabilizations:
Number of development buildings stabilized during the period	14	16
Square feet	4	3
TEI	$945	$515
Percentage of build-to-suits based on TEI	65.6%	43.6%
Weighted average stabilized yield (1)	6.9%	5.7%
Estimated value at completion	$1,191	$565
Estimated weighted average margin (2)	26.1%	9.8%
Estimated value creation	$246	$50

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

At March 31, 2025, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before July 2027 with a TEI of $4.4 billion and was 32.2% leased. This includes the development of data centers with an aggregate TEI of $0.6 billion, on a consolidated basis. Our investment in the development portfolio was $2.6 billion at March 31, 2025.

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

Capital Expenditures
(in millions, except per square foot)
$300
$225
$150
$75
$0
$0.40
$0.30
$0.20
$0.10
$0.00
$49
$55
$30
$51
$61
$96
$76
$55
$123
$79
$74
$137
$60
$63
$34
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Property improvements
Tenant improvements
Leasing commissions
Property improvements per square foot

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

Index

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

Below are the components of Strategic Capital Segment NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2025	2024
Strategic capital revenues	$141	$128
Strategic capital expenses	(61)	(78)
Strategic Capital Segment – NOI	$80	$50

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the three months ended March 31 (in millions):

	U.S. (1)		Other Americas		Europe			Asia		Total
	2025	2024	2025	2024	2025		2024	2025	2024	2025	2024
Strategic capital revenues ($) (2)
Recurring fees (3)	43	41	20	14	44		41	17	19	124	115
Transactional fees (4)	5	5	1	2	7		4	4	2	17	13
Total strategic capital revenues ($)	48	46	21	16	51		45	21	21	141	128
Strategic capital expenses ($) (2)	(28)	(41)	(3)	(6)	(18)	-	(22)	(12)	(9)	(61)	(78)
Strategic Capital Segment – NOI ($)	20	5	18	10	33		23	9	12	80	50

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

The Prologis Promote Plan ("PPP") awards up to 25% of the third-party portion of the promotes earned by us from the co-investment ventures to our employees. This award is issued as a combination of cash and equity-based awards, pursuant to the terms of the PPP and expensed through Strategic Capital Expenses in the Consolidated Statements of Income, as vested. As a result, expenses recognized in the current period may relate to promote revenues recognized in prior periods.

(3)
Recurring fees include asset management and property management fees.

(4)
Transactional fees include leasing commissions, acquisition, disposition, development and other fees.

G&A Expenses

G&A expenses were $115 million and $111 million for the three months ended March 31, 2025 and 2024, respectively. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the three months ended March 31 (dollars in millions):

	2025	2024
Building and land development activities	$31	$40
Operating building improvements and other	13	16
Total capitalized G&A expenses	$44	$56
Capitalized compensation and related costs as a percent of total	21.0%	25.2%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $652 million and $638 million for the three months ended March 31, 2025 and 2024, respectively.

The $14 million change in depreciation and amortization expenses for the three months ended March 31, 2025 compared to the same period in 2024, was impacted by the following items (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $27 million and $40 million for the three months ended March 31, 2025 and 2024, respectively, principally from the contribution of properties we developed to unconsolidated co-investment ventures in Europe in 2025 and 2024, and from sales to third parties in the U.S. in 2025.

Gains on other dispositions of investments in real estate were $37 million and $17 million for the three months ended March 31, 2025 and 2024, respectively, primarily from sales of properties to third parties.

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

	March 31, 2025			December 31, 2024
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,999	649	94.8%	2,981	644	95.4%
Unconsolidated	2,434	552	95.8%	2,423	548	96.6%
Total	5,433	1,201	95.2%	5,404	1,192	95.9%

Index

Below are the key leasing metrics of our O&M operating portfolio.

70
60
50
40
30
80%
60%
40%
20%
0%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Square feet
Net effective rent change
Trailing net effective rent change (2)

Turnover Costs on Leases Commenced [3]

$4.00
$3.25
$2.50
$1.75
$1.00
12%
9%
6%
3%
0%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
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

(3)
Turnover costs include external leasing commissions and tenant improvements and represent the estimated obligations incurred in connection with the lease commencement for leases greater than one year.

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

We define our same store population for the three months ended March 31, 2025 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2024 and owned throughout the same three-month period in both 2024 and 2025. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2024) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2025	2024	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$1,987	$1,828
Rental expenses	(488)	(454)
Consolidated Property NOI	1,499	1,374

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(185)	(99)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	864	793
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(685)	(659)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,493	$1,409	5.9%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(137)	(135)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(34)	(20)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	26	16
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,348	$1,270	6.2%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at March 31, 2025 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are primarily accounted for using the equity method, of $68 million and $72 million for the three months ended March 31, 2025 and 2024, respectively.

The earnings we recognize can be impacted by: (i) the size, rental rates and occupancy of the portfolio of properties owned by each venture; (ii) interest expense based on the size and terms of the debt; (iii) gains or losses from dispositions of properties, impairments and extinguishments of debt; (iv) our ownership interest in each venture; (v) other variances in revenues and expenses of each venture; and (vi) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

See the discussion of our unconsolidated entities above in the Strategic Capital Segment discussion and in Note 3 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2025	2024
Gross interest expense	$234	$205
Amortization of debt discount and debt issuance costs, net	21	18
Capitalized amounts	(23)	(30)
Net interest expense	$232	$193
Weighted average effective interest rate during the period	3.2%	2.9%

Interest expense increased during the three months ended March 31, 2025, as compared to the same period in 2024, principally due to the issuance of senior notes, primarily in 2024, to finance our acquisition and development activities and higher interest rates. We issued $520 million of senior notes during the three months ended March 31, 2025 and $4.2 billion during the year ended December 31, 2024, with a weighted average interest rate of 4.2% and 4.8%, respectively, at the issuance date.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $32 million in losses and $64 million in gains for the three months ended March 31, 2025 and 2024, respectively. Included in these amounts was interest income earned on short-term investments.

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

The following table details our foreign currency and derivative gains (losses), net for the three months ended March 31 included in earnings (in millions):

	2025	2024
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$9	$18
Total realized foreign currency and derivative gains (losses), net	9	18

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(62)	39
Gains (losses) on remeasurement of certain assets and liabilities	7	(5)
Total unrealized foreign currency and derivative gains (losses), net	(55)	34
Total foreign currency and derivative gains (losses), net	$(46)	$52

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

The following table summarizes our income tax expense (benefit) for the three months ended March 31 (in millions):

	2025	2024
Current income tax expense (benefit):
Income tax expense (benefit)	$35	$27
Income tax expense (benefit) on dispositions	1	5
Total current income tax expense (benefit)	36	32

Deferred income tax expense (benefit):
Income tax expense (benefit)	7	1
Total deferred income tax expense (benefit)	7	1
Total income tax expense (benefit)	$43	$33

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes we earned during the period. We had net earnings attributable to noncontrolling interests of $47 million and $45 million for the three months ended March 31, 2025 and 2024, respectively. Included in these amounts were $15 million for both the three months ended March 31, 2025 and 2024, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the three months ended March 31, 2025 and 2024, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2025, 81 properties in our development portfolio were 32.2% leased with a current investment of $2.6 billion and a TEI of $4.4 billion when completed and leased, leaving $1.8 billion of estimated additional required investment);

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

•
repayment of debt and scheduled principal payments of $446 million in the remainder of 2025 and $2.4 billion in 2026;

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

•
available unrestricted cash balances ($0.7 billion at March 31, 2025);

•
borrowing capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($5.8 billion available at March 31, 2025), including our commercial paper program; and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	March 31, 2025			December 31, 2024
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.1%	$1,772	5.5%	3.1%	$1,715	5.6%
Canadian dollar	4.6%	1,628	5.0%	4.7%	1,262	4.1%
Euro	2.1%	10,426	32.3%	2.1%	9,900	32.1%
Japanese yen	1.2%	3,058	9.5%	1.1%	2,911	9.4%
U.S. dollar	4.1%	14,744	45.7%	4.1%	14,458	46.8%
Other	3.6%	634	2.0%	3.6%	633	2.0%
Total debt (1)	3.1%	$32,262	100.0%	3.1%	$30,879	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at both March 31, 2025 and December 31, 2024 was 9 years.

Index

Our credit ratings at March 31, 2025, were A and A2 from Standard & Poor's and Moody's, respectively, each with a stable outlook. These ratings allow us to borrow at an advantageous interest rate. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At March 31, 2025, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at March 31, 2025 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$39	$39	2028 (2)
Prologis Brazil Logistics Venture	36	143	179	2026
Prologis European Logistics Fund	-	329	329	2028 (2)
Prologis Japan Core Logistics Fund	88	451	539	2033
Prologis China Logistics Venture	71	404	475	2025 – 2028
Total	$195	$1,366	$1,561

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at March 31, 2025.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2025	2024
Net cash provided by (used in) operating activities	$1,161	$1,055
Net cash provided by (used in) investing activities	$(1,551)	$(1,084)
Net cash provided by (used in) financing activities	$(276)	$2
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(647)	$(30)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the three months ended March 31, 2025 and 2024:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $180 million and $159 million in 2025 and 2024, respectively.

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

Index

ventures, which are recognized in operating activities in the period the cash is received, generally the quarter after the revenue is recognized.

•
G&A expenses and equity-based compensation awards. We incurred $115 million and $111 million of G&A expenses in 2025 and 2024, respectively. We recognized equity-based, noncash compensation expenses of $53 million and $67 million in 2025 and 2024, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $139 million and $127 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2025 and 2024, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $269 million and $211 million in 2025 and 2024, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $44 million and $58 million in 2025 and 2024, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. This activity includes land for future development, operating properties, other real estate assets and real estate portfolios. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the three months ended March 31, 2025 and 2024:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $27 million and $315 million in 2025 and 2024, respectively, representing our proportionate share. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $28 million and $1 million in 2025 and 2024, respectively, representing our proportionate share. Included in these amounts were distributions from venture activities, including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Proceeds from the settlement of net investment hedges. We received proceeds of $5 million and $10 million for the settlement of net investment hedges in 2025 and 2024, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

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

Index

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the three months ended March 31 (in millions):

	2025	2024
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$71	$325
Secured mortgage debt	-	89
Term loans	-	500
Total	$71	$914

Proceeds from the issuance of debt
Secured mortgage debt	$1	$5
Senior notes	518	1,853
Term loans	1	-
Total	$520	$1,858

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $9.5 billion at March 31, 2025. These ventures had total third-party debt of $18.4 billion at March 31, 2025 with a weighted average remaining maturity of 6 years and weighted average interest rate of 3.4%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 30.1% at March 31, 2025 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At March 31, 2025, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $1.01 and $0.96 per common share in the first quarter of 2025 and 2024, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A common limited partnerships units ("Class A Units") in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in the first quarter of 2025 and 2024.

At March 31, 2025, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Index

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

Index

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

Index

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for the three months ended March 31 as follows (in millions):

	2025	2024
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$592	$584

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	633	622
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(36)	(17)
Adjustments related to noncontrolling interests	(18)	(16)
Our proportionate share of adjustments related to unconsolidated entities	150	119
NAREIT defined FFO attributable to common stockholders/unitholders	1,321	1,292

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	55	(35)
Deferred income tax expense (benefit)	7	1
Our proportionate share of adjustments related to unconsolidated entities	1	-
FFO, as modified by Prologis attributable to common stockholders/unitholders	1,384	1,258

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(27)	(40)
Current income tax expense on dispositions	-	5
Losses (gains) on early extinguishment of debt, net	-	(1)
Our proportionate share of adjustments related to unconsolidated entities	(1)	-
Core FFO attributable to common stockholders/unitholders	$1,356	$1,222

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. See also Note 9 in the Consolidated Financial Statements in Item 1 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at March 31, 2025. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily hedge our foreign currency risk by borrowing in the currencies in which we invest thereby providing a natural hedge. Additionally, we hedge our foreign currency risk by entering into derivative financial instruments, such as foreign currency contracts, that we designate as net investment hedges, as these amounts offset the translation adjustments on the underlying net assets of our foreign investments. At March 31, 2025, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Index

For the three months ended March 31, 2025, $157 million or 7.3% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At March 31, 2025, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.5 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $152 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At March 31, 2025, $31.3 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At March 31, 2025, $1.6 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at March 31, 2025 (dollars in millions):

	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$261	$1,491	$1,982	$2,593	$24,935	$31,262	$28,688
Weighted average interest rate (1)	3.4%	3.4%	2.2%	3.3%	3.2%	3.1%

Variable rate debt
Credit facilities	$-	$353	$179	$-	$-	$532	$532
Secured mortgage debt	45	-	-	-	-	45	45
Term loans	139	569	-	67	209	984	984
Total variable rate debt	$184	$922	$179	$67	$209	$1,561	$1,561

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

At March 31, 2025, the weighted average effective interest rate on our variable rate debt was 2.9% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at March 31, 2025. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million for the quarter ended March 31, 2025, which equates to a change in interest rates of 29 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) at March 31, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at March 31, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At March 31, 2025, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2025, we issued 1.3 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. pursuant to the terms of the limited partnership agreement of Prologis, L.P. These issuances were made in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the "Act"), afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

3.1	Eleventh Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 21, 2025).

4.1	Form of Officers’ Certificate related to the 4.200% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on February 4, 2025).

4.2	Form of 4.200% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on February 4, 2025).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: April 29, 2025