Form 10-Q
period 2025-06-30
Prologis, Inc.; Prologis, L.P.
filed 2025-07-30
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 25, 2025, was approximately 928,063,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2025, the Parent owned a 97.65% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.35% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2025	December 31, 2024
ASSETS
Investments in real estate properties	$94,332,511	$91,246,176
Less accumulated depreciation	13,827,462	12,758,159
Net investments in real estate properties	80,505,049	78,488,017
Investments in and advances to unconsolidated entities	10,618,184	10,079,448
Assets held for sale or contribution	253,331	248,511
Net investments in real estate	91,376,564	88,815,976

Cash and cash equivalents	1,066,081	1,318,591
Other assets	5,274,405	5,194,342
Total assets	$97,717,050	$95,328,909

LIABILITIES AND EQUITY
Liabilities:
Debt	$34,666,551	$30,879,263
Accounts payable and accrued expenses	1,627,999	1,769,327
Other liabilities	4,115,686	4,063,549
Total liabilities	40,410,236	36,712,139

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at June 30, 2025 and December 31, 2024	63,948	63,948
Common stock; $0.01 par value; 928,037 and 926,283 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9,280	9,263
Additional paid-in capital	54,604,092	54,464,055
Accumulated other comprehensive loss	(765,507)	(120,215)
Distributions in excess of net earnings	(1,183,239)	(465,913)
Total Prologis, Inc. stockholders’ equity	52,728,574	53,951,138
Noncontrolling interests	4,578,240	4,665,632
Total equity	57,306,814	58,616,770
Total liabilities and equity	$97,717,050	$95,328,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Rental	$2,025,332	$1,852,376	$4,012,597	$3,680,034
Strategic capital	147,162	154,742	288,301	283,154
Development management and other	11,375	836	22,636	1,387
Total revenues	2,183,869	2,007,954	4,323,534	3,964,575
Expenses:
Rental	487,963	445,235	976,280	899,492
Strategic capital	64,917	70,536	125,694	149,347
General and administrative	106,871	106,596	221,572	217,887
Depreciation and amortization	657,221	637,305	1,309,279	1,274,810
Other	11,706	11,444	21,355	23,688
Total expenses	1,328,678	1,271,116	2,654,180	2,565,224

Operating income before gains on real estate transactions, net	855,191	736,838	1,669,354	1,399,351
Gains on dispositions of development properties and land, net	10,477	87,174	37,928	127,482
Gains on other dispositions of investments in real estate, net	47,044	199,326	83,843	216,860
Operating income	912,712	1,023,338	1,791,125	1,743,693

Other income (expense):
Earnings from unconsolidated entities, net	107,692	102,337	175,591	174,809
Interest expense	(251,866)	(208,267)	(483,617)	(401,587)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(122,829)	37,152	(154,487)	100,716
Gains (losses) on early extinguishment of debt, net	-	-	-	536
Total other income (expense)	(267,003)	(68,778)	(462,513)	(125,526)
Earnings before income taxes	645,709	954,560	1,328,612	1,618,167
Income tax expense	(23,405)	(43,059)	(66,788)	(75,859)
Consolidated net earnings	622,304	911,501	1,261,824	1,542,308
Less net earnings attributable to noncontrolling interests	51,075	50,153	97,642	95,245
Net earnings attributable to controlling interests	571,229	861,348	1,164,182	1,447,063
Less preferred stock dividends	1,505	1,503	2,957	2,955
Net earnings attributable to common stockholders	$569,724	$859,845	$1,161,225	$1,444,108

Weighted average common shares outstanding – Basic	928,476	926,276	927,909	925,812
Weighted average common shares outstanding – Diluted	955,882	953,200	955,601	953,439

Net earnings per share attributable to common stockholders – Basic	$0.61	$0.93	$1.25	$1.56

Net earnings per share attributable to common stockholders – Diluted	$0.61	$0.92	$1.25	$1.55

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consolidated net earnings	$622,304	$911,501	$1,261,824	$1,542,308
Other comprehensive income:
Foreign currency translation gains (losses), net	(428,953)	120,471	(659,643)	329,443
Unrealized gains (losses) on derivative contracts, net	4,417	10,687	1,469	35,523
Comprehensive income	197,768	1,042,659	603,650	1,907,274
Net earnings attributable to noncontrolling interests	(51,075)	(50,153)	(97,642)	(95,245)
Other comprehensive loss (income) attributable to noncontrolling interests	8,617	(1,816)	12,882	(6,818)
Comprehensive income attributable to common stockholders	$155,310	$990,690	$518,890	$1,805,211

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended June 30, 2025 and 2024

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2025	$63,948	927,882	$9,279	$54,556,451	$(349,588)	$(812,880)	$4,608,228	$58,075,438
Consolidated net earnings	-	-	-	-	-	571,229	51,075	622,304
Effect of equity compensation plans	-	64	-	26,894	-	-	22,527	49,421
Capital contributions	-	-	-	-	-	-	13,239	13,239
Purchase of noncontrolling interests	-	-	-	(1,256)	-	-	(11,984)	(13,240)
Redemption of noncontrolling interests	-	91	1	5,918	-	-	(6,623)	(704)
Foreign currency translation gains (losses), net	-	-	-	-	(420,232)	-	(8,721)	(428,953)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	4,313	-	104	4,417
Reallocation of equity	-	-	-	16,092	-	-	(16,092)	-
Dividends ($1.01 per common share) and other distributions	-	-		(7)	-	(941,588)	(73,513)	(1,015,108)
Balance at June 30, 2025	$63,948	928,037	$9,280	$54,604,092	$(765,507)	$(1,183,239)	$4,578,240	$57,306,814

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2024	$63,948	925,790	$9,258	$54,336,001	$(285,395)	$(933,159)	$4,606,465	$57,797,118
Consolidated net earnings	-	-	-	-	-	861,348	50,153	911,501
Effect of equity compensation plans	-	(25)	-	18,248	-	-	45,045	63,293
Capital contributions	-	-	-	-	-	-	4,761	4,761
Redemption of noncontrolling interests	-	115	1	6,619	-	-	(6,873)	(253)
Foreign currency translation gains (losses), net	-	-	-	-	118,911	-	1,560	120,471
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	10,431	-	256	10,687
Reallocation of equity	-	-	-	31,656	-	-	(31,656)	-
Dividends ($0.96 per common share) and other distributions	-	-	-	2	-	(892,809)	(91,450)	(984,257)
Balance at June 30, 2024	$63,948	925,880	$9,259	$54,392,526	$(156,053)	$(964,620)	$4,578,261	$57,923,321

Six Months Ended June 30, 2025 and 2024

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2025	$63,948	926,283	$9,263	$54,464,055	$(120,215)	$(465,913)	$4,665,632	$58,616,770
Consolidated net earnings	-	-	-	-	-	1,164,182	97,642	1,261,824
Effect of equity compensation plans	-	338	3	50,579	-	-	56,403	106,985
Capital contributions	-	-	-	-	-	-	26,473	26,473
Purchase of noncontrolling interests	-	-	-	(1,256)	-	-	(11,984)	(13,240)
Redemption of noncontrolling interests	-	1,416	14	82,187	-	-	(86,908)	(4,707)
Foreign currency translation gains (losses), net	-	-	-	-	(646,727)	-	(12,916)	(659,643)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	1,435	-	34	1,469
Reallocation of equity	-	-	-	7,578	-	-	(7,578)	-
Dividends ($2.02 per common share) and other distributions	-	-	-	949	-	(1,881,508)	(148,558)	(2,029,117)
Balance at June 30, 2025	$63,948	928,037	$9,280	$54,604,092	$(765,507)	$(1,183,239)	$4,578,240	$57,306,814

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2024	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720
Consolidated net earnings	-	-	-	-	-	1,447,063	95,245	1,542,308
Effect of equity compensation plans	-	293	3	33,349	-	-	99,878	133,230
Capital contributions	-	-	-	-	-	-	6,031	6,031
Redemption of noncontrolling interests	-	1,196	12	68,639	-	-	(69,150)	(499)
Foreign currency translation gains (losses), net	-	-	-	-	323,472	-	5,971	329,443
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	34,676	-	847	35,523
Reallocation of equity	-	-	-	40,744	-	-	(40,744)	-
Dividends ($1.92 per common share) and other distributions	-	-	-	(7)	-	(1,784,615)	(161,813)	(1,946,435)
Balance at June 30, 2024	$63,948	925,880	$9,259	$54,392,526	$(156,053)	$(964,620)	$4,578,261	$57,923,321

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Consolidated net earnings	$1,261,824	$1,542,308
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(368,162)	(303,309)
Equity-based compensation awards	97,145	121,782
Depreciation and amortization	1,309,279	1,274,810
Earnings from unconsolidated entities, net	(175,591)	(174,809)
Operating distributions from unconsolidated entities	292,316	255,800
Decrease (increase) in operating receivables from unconsolidated entities	4,786	22,234
Amortization of debt discounts and debt issuance costs, net	42,757	38,112
Gains on dispositions of development properties and land, net	(37,928)	(127,482)
Gains on other dispositions of investments in real estate, net	(83,843)	(216,860)
Unrealized foreign currency and derivative losses (gains), net	193,333	(37,945)
Losses (gains) on early extinguishment of debt, net	-	(536)
Deferred income tax expense (benefit)	2,364	10,505
Decrease (increase) in other assets	(40,264)	(53,252)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(95,546)	(209,445)
Net cash provided by (used in) operating activities	2,402,470	2,141,913
Investing activities:
Real estate development	(1,331,268)	(1,555,152)
Real estate acquisitions	(1,153,666)	(525,560)
Tenant improvements and lease commissions on previously leased space	(275,365)	(215,706)
Property improvements	(103,139)	(126,312)
Proceeds from dispositions and contributions of real estate	256,395	1,050,498
Investments in and advances to unconsolidated entities	(32,600)	(364,505)
Return of investment from unconsolidated entities	59,030	17,394
Proceeds from the settlement of net investment hedges	4,852	12,797
Payments on the settlement of net investment hedges	(9,720)	(1,350)
Net cash provided by (used in) investing activities	(2,585,481)	(1,707,896)
Financing activities:
Dividends paid on common and preferred stock	(1,881,508)	(1,784,615)
Noncontrolling interests contributions	26,473	6,031
Noncontrolling interests distributions	(148,558)	(161,813)
Settlement of noncontrolling interests	(17,947)	(499)
Tax paid with shares withheld	(15,415)	(21,925)
Debt and equity issuance costs paid	(25,340)	(19,741)
Net proceeds from (payments on) credit facilities and commercial paper	262,600	(472,181)
Repurchase of and payments on debt	(72,397)	(915,631)
Proceeds from the issuance of debt	1,778,480	3,016,962
Net cash provided by (used in) financing activities	(93,612)	(353,412)

Effect of foreign currency exchange rate changes on cash	24,113	(12,646)
Net increase (decrease) in cash and cash equivalents	(252,510)	67,959
Cash and cash equivalents, beginning of period	1,318,591	530,388
Cash and cash equivalents, end of period	$1,066,081	$598,347

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2025	December 31, 2024
ASSETS
Investments in real estate properties	$94,332,511	$91,246,176
Less accumulated depreciation	13,827,462	12,758,159
Net investments in real estate properties	80,505,049	78,488,017
Investments in and advances to unconsolidated entities	10,618,184	10,079,448
Assets held for sale or contribution	253,331	248,511
Net investments in real estate	91,376,564	88,815,976

Cash and cash equivalents	1,066,081	1,318,591
Other assets	5,274,405	5,194,342
Total assets	$97,717,050	$95,328,909

LIABILITIES AND CAPITAL
Liabilities:
Debt	$34,666,551	$30,879,263
Accounts payable and accrued expenses	1,627,999	1,769,327
Other liabilities	4,115,686	4,063,549
Total liabilities	40,410,236	36,712,139

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	52,664,626	53,887,190
Limited partners – common	937,698	913,227
Limited partners – Class A common	328,656	429,358
Total partners’ capital	53,994,928	55,293,723
Noncontrolling interests	3,311,886	3,323,047
Total capital	57,306,814	58,616,770
Total liabilities and capital	$97,717,050	$95,328,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Rental	$2,025,332	$1,852,376	$4,012,597	$3,680,034
Strategic capital	147,162	154,742	288,301	283,154
Development management and other	11,375	836	22,636	1,387
Total revenues	2,183,869	2,007,954	4,323,534	3,964,575
Expenses:
Rental	487,963	445,235	976,280	899,492
Strategic capital	64,917	70,536	125,694	149,347
General and administrative	106,871	106,596	221,572	217,887
Depreciation and amortization	657,221	637,305	1,309,279	1,274,810
Other	11,706	11,444	21,355	23,688
Total expenses	1,328,678	1,271,116	2,654,180	2,565,224

Operating income before gains on real estate transactions, net	855,191	736,838	1,669,354	1,399,351
Gains on dispositions of development properties and land, net	10,477	87,174	37,928	127,482
Gains on other dispositions of investments in real estate, net	47,044	199,326	83,843	216,860
Operating income	912,712	1,023,338	1,791,125	1,743,693

Other income (expense):
Earnings from unconsolidated entities, net	107,692	102,337	175,591	174,809
Interest expense	(251,866)	(208,267)	(483,617)	(401,587)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(122,829)	37,152	(154,487)	100,716
Gains (losses) on early extinguishment of debt, net	-	-	-	536
Total other income (expense)	(267,003)	(68,778)	(462,513)	(125,526)
Earnings before income taxes	645,709	954,560	1,328,612	1,618,167
Income tax expense	(23,405)	(43,059)	(66,788)	(75,859)
Consolidated net earnings	622,304	911,501	1,261,824	1,542,308
Less net earnings attributable to noncontrolling interests	37,139	28,802	68,715	59,110
Net earnings attributable to controlling interests	585,165	882,699	1,193,109	1,483,198
Less preferred unit distributions	1,505	1,503	2,957	2,955
Net earnings attributable to common unitholders	$583,660	$881,196	$1,190,152	$1,480,243

Weighted average common units outstanding – Basic	945,440	941,858	944,556	941,242
Weighted average common units outstanding – Diluted	955,882	953,200	955,601	953,439

Net earnings per unit attributable to common unitholders – Basic	$0.61	$0.93	$1.25	$1.56

Net earnings per unit attributable to common unitholders – Diluted	$0.61	$0.92	$1.25	$1.55

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consolidated net earnings	$622,304	$911,501	$1,261,824	$1,542,308
Other comprehensive income:
Foreign currency translation gains (losses), net	(428,953)	120,471	(659,643)	329,443
Unrealized gains (losses) on derivative contracts, net	4,417	10,687	1,469	35,523
Comprehensive income	197,768	1,042,659	603,650	1,907,274
Net earnings attributable to noncontrolling interests	(37,139)	(28,802)	(68,715)	(59,110)
Other comprehensive loss (income) attributable to noncontrolling interests	(1,368)	1,351	(2,635)	1,929
Comprehensive income attributable to common unitholders	$159,261	$1,015,208	$532,300	$1,850,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended June 30, 2025 and 2024

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2025	1,279	$63,948	927,882	$53,403,262	16,609	$955,890	5,941	$331,865	$3,320,473	$58,075,438
Consolidated net earnings	-	-	-	571,229	-	10,420	-	3,516	37,139	622,304
Effect of equity compensation plans	-	-	64	26,894	12	22,527	-	-	-	49,421
Capital contributions	-	-	-	-	-	-	-	-	13,239	13,239
Purchase of noncontrolling interests	-	-	-	(1,256)	-	-	-	-	(11,984)	(13,240)
Redemption of noncontrolling interests	-	-	-	757	-	-	-	-	(757)	-
Redemption of limited partnership units	-	-	91	5,162	(97)	(5,866)	-	-	-	(704)
Foreign currency translation gains (losses), net	-	-	-	(420,232)	-	(7,461)	-	(2,628)	1,368	(428,953)
Unrealized gains (losses) on derivative contracts, net	-	-	-	4,313	-	77	-	27	-	4,417
Reallocation of capital	-	-	-	16,092	-	(15,810)	-	(282)	-	-
Distributions ($1.01 per common unit) and other	-	-	-	(941,595)	-	(22,079)	-	(3,842)	(47,592)	(1,015,108)
Balance at June 30, 2025	1,279	$63,948	928,037	$52,664,626	16,524	$937,698	5,941	$328,656	$3,311,886	$57,306,814

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2024	1,279	$63,948	925,790	$53,126,705	15,044	$863,303	7,895	$432,386	$3,310,776	$57,797,118
Consolidated net earnings	-	-	-	861,348	-	14,417	-	6,934	28,802	911,501
Effect of equity compensation plans	-	-	(25)	18,248	130	45,045	-	-	-	63,293
Capital contributions	-	-	-	-	-	-	-	-	4,761	4,761
Redemption of limited partnership units	-	-	115	6,620	117	6,614	(245)	(13,487)	-	(253)
Foreign currency translation gains (losses), net	-	-	-	118,911	-	2,018	-	893	(1,351)	120,471
Unrealized gains (losses) on derivative contracts, net	-	-	-	10,431	-	179	-	77	-	10,687
Reallocation of capital	-	-	-	31,656	-	(31,176)	-	(480)	-	-
Distributions ($0.96 per common unit) and other	-	-	-	(892,807)	-	(20,476)	-	(4,947)	(66,027)	(984,257)
Balance at June 30, 2024	1,279	$63,948	925,880	$53,281,112	15,291	$879,924	7,650	$421,376	$3,276,961	$57,923,321

Six Months Ended June 30, 2025 and 2024

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2025	1,279	$63,948	926,283	$53,887,190	15,699	$913,227	7,650	$429,358	$3,323,047	$58,616,770
Consolidated net earnings	-	-	-	1,164,182	-	20,833	-	8,094	68,715	1,261,824
Effect of equity compensation plans	-	-	338	50,582	582	56,403	-	-	-	106,985
Capital contributions	-	-	-	-	-	-	-	-	26,473	26,473
Purchase of noncontrolling interests	-	-	-	(1,256)	-	-	-	-	(11,984)	(13,240)
Redemption of noncontrolling interests	-	-	-	757	-	-	-	-	(757)	-
Redemption of limited partnership units	-	-	1,416	81,444	243	9,337	(1,709)	(95,488)	-	(4,707)
Foreign currency translation gains (losses), net	-	-	-	(646,727)	-	(11,515)	-	(4,036)	2,635	(659,643)
Unrealized gains (losses) on derivative contracts, net	-	-	-	1,435	-	25	-	9	-	1,469
Reallocation of capital	-	-	-	7,578	-	(7,085)	-	(493)	-	-
Distributions ($2.02 per common unit) and other	-	-	-	(1,880,559)	-	(43,527)	-	(8,788)	(96,243)	(2,029,117)
Balance at June 30, 2025	1,279	$63,948	928,037	$52,664,626	16,524	$937,698	5,941	$328,656	$3,311,886	$57,306,814

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2024	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720
Consolidated net earnings	-	-	-	1,447,063	-	24,069	-	12,066	59,110	1,542,308
Effect of equity compensation plans	-	-	293	33,352	838	99,878	-	-	-	133,230
Capital contributions	-	-	-	-	-	-	-	-	6,031	6,031
Redemption of limited partnership units	-	-	1,196	68,651	(307)	(17,312)	(945)	(51,838)	-	(499)
Foreign currency translation gains (losses), net	-	-	-	323,472	-	5,342	-	2,558	(1,929)	329,443
Unrealized gains (losses) on derivative contracts, net	-	-	-	34,676	-	573	-	274	-	35,523
Reallocation of capital	-	-	-	40,744	-	(40,004)	-	(740)	-	-
Distributions ($1.92 per common unit) and other	-	-	-	(1,784,622)	-	(40,782)	-	(10,505)	(110,526)	(1,946,435)
Balance at June 30, 2024	1,279	$63,948	925,880	$53,281,112	15,291	$879,924	7,650	$421,376	$3,276,961	$57,923,321

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Consolidated net earnings	$1,261,824	$1,542,308
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(368,162)	(303,309)
Equity-based compensation awards	97,145	121,782
Depreciation and amortization	1,309,279	1,274,810
Earnings from unconsolidated entities, net	(175,591)	(174,809)
Operating distributions from unconsolidated entities	292,316	255,800
Decrease (increase) in operating receivables from unconsolidated entities	4,786	22,234
Amortization of debt discounts and debt issuance costs, net	42,757	38,112
Gains on dispositions of development properties and land, net	(37,928)	(127,482)
Gains on other dispositions of investments in real estate, net	(83,843)	(216,860)
Unrealized foreign currency and derivative losses (gains), net	193,333	(37,945)
Losses (gains) on early extinguishment of debt, net	-	(536)
Deferred income tax expense (benefit)	2,364	10,505
Decrease (increase) in other assets	(40,264)	(53,252)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(95,546)	(209,445)
Net cash provided by (used in) operating activities	2,402,470	2,141,913
Investing activities:
Real estate development	(1,331,268)	(1,555,152)
Real estate acquisitions	(1,153,666)	(525,560)
Tenant improvements and lease commissions on previously leased space	(275,365)	(215,706)
Property improvements	(103,139)	(126,312)
Proceeds from dispositions and contributions of real estate	256,395	1,050,498
Investments in and advances to unconsolidated entities	(32,600)	(364,505)
Return of investment from unconsolidated entities	59,030	17,394
Proceeds from the settlement of net investment hedges	4,852	12,797
Payments on the settlement of net investment hedges	(9,720)	(1,350)
Net cash provided by (used in) investing activities	(2,585,481)	(1,707,896)
Financing activities:
Distributions paid on common and preferred units	(1,933,823)	(1,835,902)
Noncontrolling interests contributions	26,473	6,031
Noncontrolling interests distributions	(96,243)	(110,526)
Settlement of noncontrolling interests	(13,240)	-
Redemption of common limited partnership units	(4,707)	(499)
Tax paid with shares of the Parent withheld	(15,415)	(21,925)
Debt and equity issuance costs paid	(25,340)	(19,741)
Net proceeds from (payments on) credit facilities and commercial paper	262,600	(472,181)
Repurchase of and payments on debt	(72,397)	(915,631)
Proceeds from the issuance of debt	1,778,480	3,016,962
Net cash provided by (used in) financing activities	(93,612)	(353,412)

Effect of foreign currency exchange rate changes on cash	24,113	(12,646)
Net increase (decrease) in cash and cash equivalents	(252,510)	67,959
Cash and cash equivalents, beginning of period	1,318,591	530,388
Cash and cash equivalents, end of period	$1,066,081	$598,347

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2025, the Parent owned a 97.65% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.35% common limited partnership interests, which include Class A common limited partnership units (“Class A Units”) in the OP, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, including the number of OP units into which Class A Units are convertible, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2025	2024	2025	2024	2025	2024
Operating properties:
Buildings and improvements	650,912	643,929	3,008	2,987	$56,029,929	$54,840,666
Improved land					24,085,901	23,438,687
Development portfolio, including land costs:
Prestabilized	8,923	5,387	35	19	1,376,193	813,029
Properties under development	15,698	18,306	49	66	1,514,832	2,016,584
Land (1)					4,826,727	4,453,522
Other real estate investments (2)					6,498,929	5,683,688
Total investments in real estate properties					94,332,511	91,246,176
Less accumulated depreciation					13,827,462	12,758,159
Net investments in real estate properties					$80,505,049	$78,488,017

(1)
At June 30, 2025 and December 31, 2024, our land was comprised of 8,647 and 8,708 acres, respectively.

(2)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar, electric vehicle charging and energy storage; (iii) non-strategic real estate assets that we do not intend to operate long term; (iv) data centers; and (v) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of operating properties	3	8	10	8
Square feet	1,025	2,277	3,283	2,277
Acres of land	326	122	448	365
Acquisition cost of net investments in real estate, excluding other real estate investments	$195,298	$283,507	$934,774	$567,531

Acquisition cost of other real estate investments	$220,479	$50,076	$280,373	$50,243

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dispositions of development properties and land, net (1)
Number of properties	-	6	1	7
Square feet	-	1,210	402	1,839
Net proceeds	$33,067	$241,701	$101,277	$378,490
Gains on dispositions of development properties and land, net	$10,477	$87,174	$37,928	$127,482

Other dispositions of investments in real estate, net
Number of properties	3	51	6	52
Square feet	487	7,627	1,024	7,823
Net proceeds	$63,704	$735,222	$169,159	$883,058
Gains on other dispositions of investments in real estate, net	$47,044	$199,326	$83,843	$216,860

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

Leases

We recognized lease right-of-use assets of $676.9 million and $707.8 million within Other Assets and lease liabilities of $630.0 million and $615.3 million within Other Liabilities, principally for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	June 30,	December 31,
	2025	2024
Unconsolidated co-investment ventures	$9,821,442	$9,274,762
Other ventures	796,742	804,686
Total	$10,618,184	$10,079,448

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recurring fees	$130,805	$114,779	$253,489	$227,921
Transactional fees	14,121	13,170	30,519	25,414
Promote revenue (1)	-	23,857	-	24,119
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$144,926	$151,806	$284,008	$277,454

(1)
Includes promote revenue earned from unconsolidated co-investment ventures primarily in Mexico during the three and six months ended June 30, 2024.

(2)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
Key property information:
Ventures	1	1	2	2	2	2	4	4	9	9
Operating properties	769	767	390	391	1,046	1,037	243	241	2,448	2,436
Square feet	134	134	85	85	235	232	101	100	555	551

Financial position:
Total assets ($)	13,934	13,903	7,263	7,112	26,474	23,873	9,813	9,404	57,484	54,292
Third-party debt ($)	5,397	5,399	2,218	2,242	6,890	6,343	4,142	3,942	18,647	17,926
Total liabilities ($)	6,437	6,466	2,548	2,422	9,129	8,375	4,567	4,362	22,681	21,625

Our investment balance ($) (2)	2,991	3,023	1,190	1,168	4,862	4,371	778	713	9,821	9,275
Our weighted average ownership (3)	30.3%	30.5%	31.1%	30.9%	32.7%	33.0%	15.4%	15.2%	29.0%	29.0%

	U.S.		Other Americas (1)(4)		Europe		Asia		Total
Operating Information:	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
For the three months ended:
Total revenues ($)	406	362	200	120	507	430	166	153	1,279	1,065
Net earnings ($)	104	131	86	56	104	91	33	9	327	287

Our earnings from unconsolidated co-investment ventures, net ($)	33	40	26	18	36	31	5	2	100	91

For the six months ended:
Total revenues ($)	813	715	414	240	977	892	326	313	2,530	2,160
Net earnings ($)	202	219	131	109	169	163	54	37	556	528

Our earnings from unconsolidated co-investment ventures, net ($)	64	66	37	36	59	55	9	7	169	164

(1)
Prologis Brazil Logistics Venture and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2025 and December 31, 2024, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes; and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. and Prologis Japan Core Logistics Fund.

(3)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

(4)
In 2024, FIBRA Prologis acquired an 89.9% ownership interest in Terrafina, a Mexican FIBRA, and began consolidating Terrafina in August 2024.

Index

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At June 30, 2025, our outstanding equity commitments were $192.5 million, principally for Prologis Japan Core Logistics Fund and Prologis China Logistics Venture. The equity commitments expire from 2025 to 2033 if they have not been previously called.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2025 and December 31, 2024. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30, 2025	December 31, 2024
Number of operating properties	6	8
Square feet	2,184	2,229
Total assets held for sale or contribution	$253,331	$248,511
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$3,819	$1,951

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	June 30, 2025			December 31, 2024
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities and commercial paper	2.9%	2.2	$520,194	4.1%	1.8	$224,966
Senior notes	3.2%	9.2	31,706,006	3.2%	9.8	28,322,163
Term loans and unsecured other	2.0%	4.1	2,114,625	2.0%	4.4	2,013,317
Secured mortgage	4.3%	2.6	325,726	4.3%	3.2	318,817
Total	3.2%	8.7	$34,666,551	3.1%	9.4	$30,879,263

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

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	June 30, 2025			December 31, 2024
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,875,616	5.4%	3.1%	$1,714,653	5.6%
Canadian dollar	4.5%	1,735,774	5.0%	4.7%	1,262,508	4.1%
Euro	2.1%	11,493,729	33.2%	2.1%	9,900,602	32.1%
Japanese yen	1.2%	3,188,887	9.2%	1.1%	2,910,755	9.4%
U.S. dollar	4.1%	15,719,356	45.3%	4.1%	14,457,872	46.8%
Other	3.7%	653,189	1.9%	3.6%	632,873	2.0%
Total	3.2%	$34,666,551	100.0%	3.1%	$30,879,263	100.0%

Index

Credit Facilities and Commercial Paper

The following table summarizes information about our available liquidity at June 30, 2025 (in millions):

Aggregate lender commitments
Credit facilities	$6,530
Less:
Credit facility borrowings outstanding	520
Commercial paper borrowings outstanding (1)	-
Outstanding letters of credit	27
Current availability	5,983
Cash and cash equivalents	1,066
Total liquidity	$7,049

(1)
We are required to maintain available commitments under our credit facilities in an amount at least equal to the commercial paper borrowings outstanding.

Credit Facilities

In May 2025, we amended and restated one of our global senior credit facilities (the "2022 Global Facility") as the 2025 Global Facility. Each of the global senior credit facilities, the 2023 Global Facility and the 2025 Global Facility, have a borrowing capacity of $3.0 billion (subject to currency fluctuations). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis. The 2023 Global Facility is scheduled to initially mature in June 2027 and the 2025 Global Facility in June 2029; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We also have the ability to increase each credit facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($405.3 million at June 30, 2025). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($519.6 million at June 30, 2025), subject to obtaining additional lender commitments. The Yen Credit Facility is scheduled to initially mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2023 Global Facility, the 2025 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Our Credit Facilities are utilized to support our cash needs for general corporate purposes on a short-term basis. The maturities of the borrowings under the Credit Facilities generally range from overnight to three months.

Commercial Paper

We have commercial paper programs under which we may issue, repay and re-issue short-term unsecured commercial paper notes. Under our existing U.S. dollar-denominated program, the aggregate principal amount of notes outstanding at any time cannot exceed $1.0 billion. In June 2025, we established an additional multicurrency program under which we may issue notes denominated in British pound sterling, euros or U.S. dollars. The aggregate principal amount of notes outstanding under this program cannot exceed €1.0 billion (or its equivalent in other currencies) ($1.2 billion at June 30, 2025). The net proceeds from both programs are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months. The notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of notes outstanding under both programs.

Index

Senior Notes

The following table summarizes the issuances of senior notes during the six months ended June 30, 2025 (principal in thousands):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
February	C$	750,000	$520,428	4.2%	8.0	February 2033
May		$1,250,000	$1,250,000	5.1%	8.3	January 2031 – May 2035
Total			$1,770,428	4.8%	8.2

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2025 and for each year through the period ended December 31, 2029, and thereafter were as follows at June 30, 2025 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2025 (1)(2)	$-	$34,640	$246,971	$178,209	$459,820
2026 (1)	-	1,351,168	728,597	47,710	2,127,475
2027 (3)	468,040	1,988,466	52,570	4,156	2,513,232
2028	-	2,619,356	117,257	3,041	2,739,654
2029 (4)	52,154	3,433,648	-	3,191	3,488,993
Thereafter	-	22,849,617	971,795	82,903	23,904,315
Subtotal	520,194	32,276,895	2,117,190	319,210	35,233,489
Unamortized premiums (discounts), net	-	(436,741)	-	6,768	(429,973)
Unamortized debt issuance costs, net	-	(134,148)	(2,565)	(252)	(136,965)
Total	$520,194	$31,706,006	$2,114,625	$325,726	$34,666,551

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings, including drawing on our available Credit Facilities.

(2)
Included in the 2025 maturities were a Canadian dollar term loan ($146.3 million at June 30, 2025), which can be extended until 2027, subject to the payment of extension fees, and a Chinese renminbi term loan ($100.6 million at June 30, 2025), which can be extended until 2026, subject to the prevailing interest rate at the time of extension and payment of extension fees.

(3)
Included in the 2027 maturities were the 2023 Global Facility and Yen Credit Facility ($445.2 million and $22.9 million, respectively, at June 30, 2025) which can be extended until 2028.

(4)
Included in the 2029 maturities was the 2025 Global Facility ($52.2 million at June 30, 2025) which can be extended until 2030.

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at June 30, 2025 were subject to certain financial covenants under their related documents. At June 30, 2025, we were in compliance with all of our financial debt covenants.

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,060,590	$3,091,941	$6,930,519	$7,014,774	$141,043	$149,823
Other consolidated entities (1)	various	various	251,296	231,106	3,330,805	3,031,608	506,049	399,277
Prologis, L.P.			3,311,886	3,323,047	10,261,324	10,046,382	647,092	549,100
Limited partners in Prologis, L.P. (2)(3)			1,266,354	1,342,585	-	-	-	-
Prologis, Inc.			$4,578,240	$4,665,632	$10,261,324	$10,046,382	$647,092	$549,100

(1)
Includes two partnerships that have issued limited partnership units to third parties. The limited partnership units outstanding at June 30, 2025 and December 31, 2024 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had 5.9 million and 7.7 million Class A Units at June 30, 2025 and December 31, 2024, respectively, that were convertible into 5.8 million and 7.4 million limited partnership units of the OP at the end of each period.

(3)
At June 30, 2025 and December 31, 2024, limited partnership units in the OP, excluding the Class A Units, were exchangeable into cash or, at our option, 9.4 million and 9.0 million shares of the Parent’s common stock, respectively, and vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans were exchangeable into 7.1 million and 6.7 million shares of the Parent’s common stock, respectively. See further discussion of LTIP Units in Note 7.

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

Summary of Award Activity

PSUs

The following table summarizes the activity for PSUs for the six months ended June 30, 2025 (units in thousands):

	PSUs
	Unearned	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	244	$129.10
Granted	878	95.53
Earned	-	-
Forfeited	(6)	95.53
Balance at June 30, 2025	1,116	$102.88

Index

RSUs and LTIP Units

The following table summarizes the activity for RSUs and LTIP Units for the six months ended June 30, 2025 (units in thousands):

	RSUs		LTIP Units
	Unvested	Weighted Average Grant Date Fair Value	Unvested	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	2,063	$99.39	5,250	$72.15
Granted	460	109.35	584	109.46
Conversion of earned PSUs	-	-	-	-
Vested	(473)	125.99	(583)	126.44
Forfeited	(66)	121.33	-	-
Balance at June 30, 2025	1,984	$94.63	5,251	$70.27

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2025	2024	2025	2024
Net earnings attributable to common stockholders – Basic	$569,724	$859,845	$1,161,225	$1,444,108
Net earnings attributable to exchangeable limited partnership units (1)	13,936	21,551	28,927	36,516
Adjusted net earnings attributable to common stockholders – Diluted	$583,660	$881,396	$1,190,152	$1,480,624

Weighted average common shares outstanding – Basic	928,476	926,276	927,909	925,812
Incremental weighted average effect on exchange of limited partnership units (1)	22,731	23,224	23,115	23,465
Incremental weighted average effect of equity awards	4,675	3,700	4,577	4,162
Weighted average common shares outstanding – Diluted (2)	955,882	953,200	955,601	953,439

Net earnings per share attributable to common stockholders:
Basic	$0.61	$0.93	$1.25	$1.56
Diluted	$0.61	$0.92	$1.25	$1.55

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2025	2024	2025	2024
Net earnings attributable to common unitholders	$583,660	$881,196	$1,190,152	$1,480,243
Net earnings attributable to Class A Units	(3,516)	(6,934)	(8,094)	(12,066)
Net earnings attributable to common unitholders – Basic	580,144	874,262	1,182,058	1,468,177
Net earnings attributable to Class A Units	3,516	6,934	8,094	12,066
Net earnings attributable to exchangeable other limited partnership units	-	200	-	381
Adjusted net earnings attributable to common unitholders – Diluted	$583,660	$881,396	$1,190,152	$1,480,624

Weighted average common partnership units outstanding – Basic	945,440	941,858	944,556	941,242
Incremental weighted average effect on exchange of Class A Units	5,767	7,343	6,468	7,736
Incremental weighted average effect on exchange of other limited partnership units	-	299	-	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,675	3,700	4,577	4,162
Weighted average common units outstanding – Diluted (2)	955,882	953,200	955,601	953,439

Net earnings per unit attributable to common unitholders:
Basic	$0.61	$0.93	$1.25	$1.56
Diluted	$0.61	$0.92	$1.25	$1.55

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Class A Units	5,767	7,343	6,468	7,736
Other limited partnership units	259	299	268	299
Equity awards	7,548	7,770	7,578	8,263
Prologis, L.P.	13,574	15,412	14,314	16,298
Common limited partnership units	16,964	15,582	16,647	15,430
Prologis, Inc.	30,538	30,994	30,961	31,728

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

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	June 30, 2025		December 31, 2024
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$781	$-	$-
British pound sterling	-	26,099	8,785	422
Canadian dollar	4,479	1,164	15,503	-
Euro	2,499	33,278	32,989	-
Japanese yen	33,320	556	55,818	-
Swedish krona	567	5,689	4,642	108
Options
Mexican peso	6,444	-	1,814	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	-	30,922	2,837	108
Canadian dollar	351	2,510	5,454	-

Interest rate contracts
Cash flow hedges
Euro	187	-	-	-
U.S. dollar	-	451	9,587	-
Total fair value of derivatives	$47,847	$101,450	$137,429	$638

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2025						2024
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	254	526	386	312	(27)	1,451	213	524	442	384	56	1,619
New contracts ($)	57	157	85	53	18	370	102	98	67	59	7	333
Matured, expired or settled contracts ($)	(32)	(60)	(41)	(38)	(11)	(182)	(17)	(56)	(91)	(127)	(56)	(347)
Notional amounts at June 30 ($)	279	623	430	327	(20)	1,639	298	566	418	316	7	1,605

Weighted average forward rate at June 30	1.32	1.16	1.29	122.32			1.31	1.15	1.26	118.85
Active contracts at June 30	107	122	103	91			113	84	88	79

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Exercised contracts	26	86	52	131
Realized gains (losses) on the matured, expired or settled contracts	$4	$22	$13	$40
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(91)	$6	$(131)	$35

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

Index

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2025			2024
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	163	432	595	516	432	948
New contracts ($)	200	290	490	47	397	444
Matured, expired or settled contracts ($)	(163)	(180)	(343)	(399)	(399)	(798)
Notional amounts at June 30 ($)	200	542	742	164	430	594

Weighted average forward rate at June 30	1.36	1.30		1.36	1.25
Active contracts at June 30	2	5		2	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the six months ended June 30 (in millions):

	2025				2024
	CAD	EUR	USD	Total	EUR	GBP	USD	Total
Notional amounts at January 1 ($)	-	-	280	280	700	-	550	1,250
New contracts ($)	139	57	875	1,071	-	246	300	546
Matured, expired or settled contracts ($)	(139)	-	(1,080)	(1,219)	(700)	(246)	(550)	(1,496)
Notional amounts at June 30 ($)	-	57	75	132	-	-	300	300

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	June 30, 2025	December 31, 2024
British pound sterling	$1,867	$1,763
Canadian dollar	$1,316	$758

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gains (losses) on the unhedged portion	$(49)	$6	$(71)	$16

Accumulated Other Comprehensive Income (Loss) ("AOCI/L")

The change in AOCI/L in the Consolidated Statements of Equity during the periods presented was due to the following: (i) the currency translation adjustments ("CTA") that we recognize due to the translation of the financial statements of our consolidated subsidiaries, whose functional currency is not the U.S. dollar, into U.S. dollars; and (ii) the change in the fair value of the effective portion of our derivative financial instruments that have been designated as NIHs and CFHs and the translation of the hedged portion of our debt.

Index

The following tables present these changes in AOCI/L (in thousands):

Three Months Ended June 30, 2025 and 2024

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at April 1, 2025	$(17,411)	$15,526	$327,064	$266,682	$(941,449)	$(349,588)
Other comprehensive income (loss), net	7,032	(2,720)	(31,357)	(167,297)	(221,577)	(415,919)
Balance at June 30, 2025	$(10,379)	$12,806	$295,707	$99,385	$(1,163,026)	$(765,507)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at April 1, 2024	$(26,648)	$13,563	$326,688	$268,471	$(867,469)	$(285,395)
Other comprehensive income (loss), net	8,160	2,271	1,908	4,024	112,979	129,342
Balance at June 30, 2024	$(18,488)	$15,834	$328,596	$272,495	$(754,490)	$(156,053)

Six Months Ended June 30, 2025 and 2024

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2025	$(11,659)	$12,652	$341,852	$327,897	$(790,957)	$(120,215)
Other comprehensive income (loss), net	1,280	154	(46,145)	(228,512)	(372,069)	(645,292)
Balance at June 30, 2025	$(10,379)	$12,806	$295,707	$99,385	$(1,163,026)	$(765,507)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2024	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)
Other comprehensive income (loss), net	27,256	7,420	18,070	18,393	287,009	358,148
Balance at June 30, 2024	$(18,488)	$15,834	$328,596	$272,495	$(754,490)	$(156,053)

(1)
We estimate an additional expense of $1.9 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from June 30, 2025, due to the amortization of settled derivatives designated as cash flow hedges.

(2)
Reclassification of amounts out of AOCI/L due to the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest is included within other comprehensive income (loss), net.

Index

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Fair Value Measurements on a Recurring Basis

At June 30, 2025 and December 31, 2024, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2025 and December 31, 2024, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At June 30, 2025 and December 31, 2024, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At June 30, 2025 and December 31, 2024, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2025 and December 31, 2024, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$520,194	$520,194	$224,966	$224,966
Senior notes	31,706,006	29,633,204	28,322,163	26,095,901
Term loans and unsecured other	2,114,625	2,086,471	2,013,317	1,991,934
Secured mortgage	325,726	313,081	318,817	298,452
Total	$34,666,551	$32,552,950	$30,879,263	$28,611,253

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

Index

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

Items that are not directly assignable to a reportable segment, are not allocated but reflected as non-segment items (general and administrative expenses and real estate adjustments for depreciation and gains and losses on contributions and sales) due to how our CODM utilizes segment information for planning and execution of our business strategy.

Index

The following reportable segment net operating income and assets are presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Real estate segment:
U.S.	$1,940,600	$1,781,805	$3,854,493	$3,539,176
Other Americas	45,913	31,159	92,236	60,882
Europe	32,966	25,695	58,393	54,428
Asia	17,228	14,553	30,111	26,935
Total real estate segment	2,036,707	1,853,212	4,035,233	3,681,421
Strategic capital segment:
U.S.	49,710	45,026	98,078	91,129
Other Americas	22,605	41,158	43,779	57,443
Europe	54,069	47,102	105,080	91,902
Asia	20,778	21,456	41,364	42,680
Total strategic capital segment	147,162	154,742	288,301	283,154

Total revenues	2,183,869	2,007,954	4,323,534	3,964,575

Expenses:
Real estate segment:
U.S. (1)	(464,115)	(435,804)	(935,327)	(880,554)
Other Americas	(9,855)	(6,796)	(18,182)	(13,626)
Europe	(19,894)	(8,940)	(33,427)	(18,899)
Asia	(5,805)	(5,139)	(10,699)	(10,101)
Total real estate segment	(499,669)	(456,679)	(997,635)	(923,180)
Strategic capital segment:
U.S. (1)	(30,508)	(34,722)	(59,041)	(75,679)
Other Americas	(6,551)	(6,699)	(9,533)	(13,021)
Europe	(18,071)	(20,077)	(35,648)	(41,785)
Asia	(9,787)	(9,038)	(21,472)	(18,862)
Total strategic capital segment	(64,917)	(70,536)	(125,694)	(149,347)

Total expenses	(564,586)	(527,215)	(1,123,329)	(1,072,527)

Segment net operating income:
Real estate segment:
U.S. (1)	1,476,485	1,346,001	2,919,166	2,658,622
Other Americas	36,058	24,363	74,054	47,256
Europe	13,072	16,755	24,966	35,529
Asia	11,423	9,414	19,412	16,834
Total real estate segment	1,537,038	1,396,533	3,037,598	2,758,241
Strategic capital segment:
U.S. (1)	19,202	10,304	39,037	15,450
Other Americas	16,054	34,459	34,246	44,422
Europe	35,998	27,025	69,432	50,117
Asia	10,991	12,418	19,892	23,818
Total strategic capital segment	82,245	84,206	162,607	133,807

Total segment net operating income	1,619,283	1,480,739	3,200,205	2,892,048

Non-segment items:
General and administrative expenses	(106,871)	(106,596)	(221,572)	(217,887)
Depreciation and amortization expenses	(657,221)	(637,305)	(1,309,279)	(1,274,810)
Gains on dispositions of development properties and land, net	10,477	87,174	37,928	127,482
Gains on other dispositions of investments in real estate, net	47,044	199,326	83,843	216,860
Operating income	912,712	1,023,338	1,791,125	1,743,693

Earnings from unconsolidated entities, net	107,692	102,337	175,591	174,809
Interest expense	(251,866)	(208,267)	(483,617)	(401,587)
Foreign currency, derivative and other gains (losses) and other income (expense), net	(122,829)	37,152	(154,487)	100,716
Gains (losses) on early extinguishment of debt, net	-	-	-	536
Earnings before income taxes	$645,709	$954,560	$1,328,612	$1,618,167

Index

	June 30, 2025	December 31, 2024
Segment assets:
Real estate segment:
U.S.	$77,795,247	$76,857,293
Other Americas	3,219,239	2,814,141
Europe	3,054,882	2,554,514
Asia	1,008,633	719,810
Total real estate segment	85,078,001	82,945,758
Strategic capital segment: (2)
U.S.	10,499	10,499
Europe	25,280	25,280
Asia	174	167
Total strategic capital segment	35,953	35,946
Total segment assets	85,113,954	82,981,704

Non-segment items:
Investments in and advances to unconsolidated entities	10,618,184	10,079,448
Assets held for sale or contribution	253,331	248,511
Cash and cash equivalents	1,066,081	1,318,591
Other assets	665,500	700,655
Total non-segment items	12,603,096	12,347,205
Total assets	$97,717,050	$95,328,909

(1)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at June 30, 2025 and December 31, 2024.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2025 and 2024 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $37.9 million in 2025 and $38.9 million in 2024 for both assets and liabilities.

•
We capitalized $18.9 million and $25.1 million in 2025 and 2024, respectively, of equity-based compensation expense.

•
We received $29.1 million and $211.1 million in 2025 and 2024, respectively, of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities.

•
We issued 1.4 million and 1.2 million shares in 2025 and 2024, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We reinvested a distribution from an unconsolidated co-investment venture of $51.1 million in 2024.

•
We recognized a $150.1 million liability for installment payments related to an acquisition of land in 2024. This liability was paid in full at March 31, 2025.

We paid $512.8 million and $407.9 million for interest, net of amounts capitalized, during the six months ended June 30, 2025 and 2024, respectively.

We paid $91.6 million and $86.5 million for income taxes, net of refunds, during the six months ended June 30, 2025 and 2024, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2025, the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2025 and 2024, the related consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 29, 2025

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2025, the related consolidated statements of income, comprehensive income, and capital, for the three-month and six-month periods ended June 30, 2025 and 2024, the related consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 29, 2025

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “aims,” and “estimates,” including variations of such words and similar expressions, are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, contribution and disposition activity, general conditions in the geographic areas where we operate, expectations regarding new lines of business, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures or form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in and management of our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

MANAGEMENT'S OVERVIEW

Prologis is the global leader in logistics real estate, operating in high-barrier, high-growth markets across 20 countries on four continents. Our portfolio is concentrated in key commercial hubs, strategically located near end consumers to support the efficient flow of goods. In addition to owning, managing and developing high-quality logistics facilities, we offer integrated infrastructure solutions that help customers operate with greater efficiency, flexibility and resiliency. Our services support the evolving needs of modern supply chains, including the growing integration of physical and digital infrastructure and rising demand for sustainable operations.

Logistics supply chains remain vital to both our customers and the global economy. Long-term trends, including the growth of e-commerce and modernization of supply chains, continue to drive demand for additional space to enhance resiliency and distribution capabilities. This demand has led to strong rent growth and historically low vacancy rates in recent years. We believe this demand is driven by three primary factors: (i) our customers repositioning their supply chains to meet rising e-commerce and service expectations; (ii) growth in consumption; and (iii) a growing focus on supply chain efficiency. We believe these factors will sustain demand and low vacancy rates over the long term. In the near term, while tariff policy has heightened economic uncertainty since April, our proprietary

Index

metrics and dialogue with customers indicate that many are moving forward with decision making. We believe we are well-positioned to support our customers as they navigate the uncertainty and changes that may occur in the supply chain.

Our teams actively manage our portfolio by delivering comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We invest significant capital into new logistics properties through acquisitions and development activity, including both built-to-suit and speculative development and redevelopment of properties into industrial properties and data centers. Proceeds from property dispositions, typically through contributions of newly developed properties to our co-investment ventures or sales of non-strategic assets to third parties, allow us to recycle capital back into our ongoing investment activities.

While the majority of our properties in the U.S. are wholly owned, we also hold significant ownership interest in properties both in the U.S. and internationally through our investment in co-investment ventures. Partnering with many of the world’s largest institutional investors through co-investment ventures allows us to expand our investment capacity, enhance and diversify our real estate returns and mitigate our exposure to foreign currency movements.

Our scale and customer-focused strategy have driven us to expand the services we offer. Our 1.3 billion square foot portfolio serves as the foundation for a comprehensive platform of solutions that address the challenges our customers face in global fulfillment today. Through Prologis Essentials, we deliver solutions to support our customers’ operational, energy and sustainability needs. Our customer experience teams, proprietary technology and strategic partnerships are central to every aspect of the Prologis Essentials platform. These resources allow us to provide customers with unique and actionable insights and tools to help them advance sustainability goals and improve operational efficiency. In addition, the principles of environmental, social and governance are embedded in our business strategy through an integrated approach to global impact and sustainability, which we believe creates value for our customers, investors, employees and communities.

Our Global Presence

At June 30, 2025, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.3 billion square feet across the following geographies:

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
Q2 2025

Real Estate Segment – Development

Development Stabilizations [2]

$2,400
$1,800
$1,200
$600
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
U.S.
Outside the U.S.

Strategic Capital Segment

NOI (1)

$200
$150
$100
$50
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our reportable segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Through our global footprint, we have a diversified lease portfolio and our revenues from in-place leases are contractual with fixed or inflation-linked escalations. For the trailing twelve months ended June 30, 2025, the weighted average lease term for leases commenced in our consolidated operating portfolio was 70 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents upon lease expiration. We believe our active portfolio management, combined with the skills of our property, leasing, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Our development business provides the opportunity to profitably build modern logistics facilities that address the evolving requirements of our customers while deepening our presence in our target markets. We believe we have a competitive advantage due to: (i) the strategic locations of our global land bank and redevelopment sites for the development of future industrial properties or data centers; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that improve operational efficiency for our customers; and (v) our procurement capabilities that enable us to secure high-demand construction materials at a lower cost. Successful development and redevelopment projects contribute significantly to earnings growth as they are leased, begin generating income and increase the value of our Real Estate Segment. In general, we develop properties in the U.S. to hold for the long term or to contribute to our unconsolidated co-investment ventures, and outside the U.S. primarily to contribute to these ventures.

Strategic Capital Segment

We partner with many of the world’s largest institutional investors through co-investment ventures. The business is capitalized through private and public equity, and is comprised of 95% open-ended ventures, long-term ventures and two publicly traded vehicles (Nippon Prologis REIT, Inc. in Japan and FIBRA Prologis, which controls and owns 90% of Terrafina, also a publicly traded FIBRA in Mexico). We align our interests with our partners by holding significant ownership interests in the co-investment ventures. Nine of the co-investment ventures are unconsolidated entities, and one is consolidated, with our ownership in the co-investment ventures ranging from 15% to 55%. This structure allows us to reduce our exposure to foreign currency fluctuations for non-U.S. investments. Management of the unconsolidated co-investment ventures comprises our Strategic Capital Segment.

This segment generates durable, long-term cash flows and generally contributes 5% to 10% of our consolidated revenues, earnings and FFO, excluding promotes. We generate strategic capital revenue from our unconsolidated co-investment ventures, principally through asset management and property management services. Revenue earned from asset management fees is primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. The majority of the strategic capital revenues are generated outside the U.S. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or

Index

“promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets, based primarily on the total return of the investments over certain financial hurdles. Promote revenue is recognized when earned, either at the end of the promote period or upon liquidation or stabilization. We plan to grow this business and increase revenues by increasing our assets under management in existing and new ventures.

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
Q2 2025
Trailing net effective rent change (1)

Estimated Value Creation from Consolidated Development Stabilizations (in millions)
$400
$300
$200
$100
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
U.S.
Outside the U.S.

Strategic Capital Segment Fees and Promote Revenues (in millions)
$400
$300
$200
$100
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
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

•
Rent Growth. We have experienced positive rent growth every quarter since 2013. As a result of several years of market rent increases, our in-place leases have considerable upside potential to capture higher rents and drive future organic NOI growth. We estimate that our share of the lease mark-to-market is approximately 22% (on an NER basis), which represents the amount by which current market rents exceed our in-place rents based on our share of the O&M portfolio at June 30, 2025. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth, due to accumulated rent growth in preceding years. As a result, even without further market rent increases, we expect lease renewals to drive higher rental income over the coming years, based on our remaining lease terms.

•
Value Creation from Development. Our global development program offers a wide range of opportunities and serves as a profitable way to expand our portfolio, build scale, serve customers, and create value for investors. We create these opportunities by sourcing land for ownership, as well as by pursuing both option strategies and redevelopment projects, often referred to as Covered Land Plays ("CLPs"). We primarily develop in our existing markets, focusing on logistics facilities, while also pursuing higher-and-better-use conversions, including data centers.

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $36.4 billion ($41.5 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to capture the value creation principally through gains realized upon contributing these properties to unconsolidated co-investment ventures and through increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. The co-investment ventures provide third-party capital that enables us to grow our O&M portfolio, help self-fund our development activity through the sale or contribution of newly developed assets to these vehicles and generate substantial management fees. We raise capital to support the long-term growth of these ventures while maintaining significant investments of our own. At June 30, 2025, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $61.0 billion across 553 million square feet.

•
Balance Sheet Strength. We have a long standing strategy to build and maintain a strong, flexible balance sheet by using conservative levels of financial leverage. At June 30, 2025, the weighted average remaining maturity of our consolidated debt was 9 years and the weighted average interest rate was 3.2%. At June 30, 2025, we had total available liquidity of approximately $7 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

Index

•
Our Scale Drives Efficiency. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental general and administrative ("G&A") expense. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate.

•
Staying “Ahead of What’s Next™”. We are focused on creating value beyond real estate by enhancing our customers’ experience, leveraging our scale in procurement and driving innovation through data analytics and digitization. This includes investments in early and growth-stage companies that are focused on emerging technologies for the logistics sector through Prologis Ventures, our corporate venture capital group. Our Prologis Essentials platform provides customers with services and products that support their operational, energy and sustainability needs, simplify decision making and help advance their environmental goals.

SUMMARY OF THE SIX MONTHS ENDED JUNE 30, 2025

Our operating results and leasing activity were strong during the six months ended June 30, 2025. Due to increases in market rents over the past several years, our existing lease mark-to-market continued to drive rent change on rollover and same-store growth in our O&M portfolio. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth, due to accumulated rent growth in preceding years. The occupancy of our operating portfolio was 95.0% at June 30, 2025 and rent change on leases that commenced during the six months ended June 30, 2025 was 53.6% on a net effective basis, both metrics based on our ownership share.

While tariff policy has introduced economic uncertainty since April, leasing activity accelerated over the months of the second quarter in our consolidated portfolio, indicating that many customers are moving forward with decision making. This demand was also reflected in new development activity, with consolidated development starts totaling $867 million in the second quarter, of which 63.4% were build-to-suit projects. While we believe we are well-positioned to grow revenue over the long-term given the upside opportunity in our in-place leases, the potential impact of ongoing economic uncertainty on our business, future financial condition and operating results remains difficult to predict.

We completed the following significant activities in 2025, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $270 million and realized net gains on real estate transactions of $122 million, principally from the contribution of properties we developed to unconsolidated co-investment ventures in Europe and sales to third parties in the U.S.

•
In May 2025, we amended and restated one of our global credit facilities while maintaining its existing borrowing capacity of $3.0 billion and extending the maturity date to June 2029, with an option to extend to June 2030. At June 30, 2025, we had total available liquidity of approximately $7 billion, including available capacity on our credit facilities of $6.0 billion and unrestricted cash balances of $1.1 billion.

•
In June 2025, we established an additional commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes (“CPNs”) denominated in British pound sterling, euros or U.S. dollars in an aggregate amount of up to €1.0 billion (or its equivalent in other currencies). At any point in time, we are required to maintain available commitments under our credit facilities in an amount at least equal to the amount of the CPNs outstanding.

•
We issued $1.8 billion of senior notes with an issuance date weighted average interest rate of 4.8% and weighted average maturity of 8 years (principal in millions):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
February	C$	750	$520	4.2%	8.0	February 2033
May		$1,250	$1,250	5.1%	8.3	January 2031 – May 2035
Total			$1,770	4.8%	8.2

(1) The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date of each issuance.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Index

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the six months ended June 30 (in millions):

	2025	2024
Real estate segment:
Rental revenues	$4,013	$3,680
Development management and other revenues	23	1
Rental expenses	(976)	(899)
Other expenses	(22)	(24)
Real Estate Segment – NOI	3,038	2,758

Strategic capital segment:
Strategic capital revenues	288	283
Strategic capital expenses	(126)	(149)
Strategic Capital Segment – NOI	162	134

General and administrative expenses	(222)	(218)
Depreciation and amortization expenses	(1,309)	(1,275)
Operating income before gains on real estate transactions, net	1,669	1,399
Gains on dispositions of development properties and land, net	38	128
Gains on other dispositions of investments in real estate, net	84	217
Operating income	$1,791	$1,744

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

Below are the components of Real Estate Segment NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2025	2024
Rental revenues	$4,013	$3,680
Development management and other revenues	23	1
Rental expenses	(976)	(899)
Other expenses	(22)	(24)
Real Estate Segment – NOI	$3,038	$2,758

Index

The $280 million change in Real Estate Segment (“RES”) NOI for the six months ended June 30 compared to the same period in 2024, was impacted by the following activities (in millions):

(1)
Significant rent change due to higher rental rates on the rollover of leases during both periods continues to be a key driver of increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2024 through June 30, 2025.

Below are key operating metrics of our consolidated operating portfolio.

Consolidated Square Feet and Occupancy at Period End
(square feet in millions)

700
600
500
400
300
100%
95%
90%
85%
80%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Square feet
Occupancy

40
30
20
10
0
100%
80%
60%
40%
20%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Square feet
Net effective rent change
Trailing net effective rent change (2)

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the six months ended June 30 (dollars and square feet in millions):

	2025	2024
Starts:
Number of new development buildings started during the period	19	16
Square feet	7	4
TEI	$1,513	$547
Percentage of build-to-suits based on TEI	69.6%	19.6%

Stabilizations:
Number of development buildings stabilized during the period	19	41
Square feet	5	16
TEI	$1,135	$2,533
Percentage of build-to-suits based on TEI	55.5%	34.3%
Weighted average stabilized yield (1)	6.9%	5.8%
Estimated value at completion	$1,446	$2,886
Estimated weighted average margin (2)	27.4%	13.9%
Estimated value creation	$311	$353

(1)
We calculate the weighted average stabilized yield as estimated NOI assuming stabilized occupancy divided by TEI.

(2)
Estimated weighted average margin is calculated on development properties as estimated value creation, less estimated closing costs and taxes, if any, on properties expected to be sold or contributed, divided by TEI. Development margins fluctuate depending on several factors including cost of capital, changes in capitalization rates that are used to estimate value at completion and location and type of development, such as build-to-suit or speculative.

At June 30, 2025, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before September 2027 with a TEI of $5.2 billion and was 36.5% leased. This includes the development of data centers with an aggregate TEI of $0.9 billion, on a consolidated basis. Our investment in the development portfolio was $2.9 billion at June 30, 2025.

Capital Expenditures

We capitalize costs incurred in improving and leasing our consolidated operating properties and other real estate investments as part of the investment basis or within Other Assets in the Consolidated Balance Sheets. The following graph summarizes recurring capitalized expenditures and leasing costs during each quarter and excludes development costs and spend subsequent to stabilization that is structural in nature and non-recurring:

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

Index

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

Below are the components of Strategic Capital Segment NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2025	2024
Strategic capital revenues	$288	$283
Strategic capital expenses	(126)	(149)
Strategic Capital Segment – NOI	$162	$134

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Strategic capital revenues ($)
Recurring fees (2)	88	82	41	29	92	83	35	38	256	232
Transactional fees (3)	10	9	3	4	13	9	6	5	32	27
Promote revenue (4)	-	-	-	24	-	-	-	-	-	24
Total strategic capital revenues ($)	98	91	44	57	105	92	41	43	288	283
Strategic capital expenses ($) (4)	(59)	(75)	(10)	(13)	(36)	(42)	(21)	(19)	(126)	(149)
Strategic Capital Segment – NOI ($)	39	16	34	44	69	50	20	24	162	134

(1)
The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)
Recurring fees include asset management and property management fees.

(3)
Transactional fees include leasing commissions, acquisition, disposition, development and other fees.

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

G&A Expenses

G&A expenses were $222 million and $218 million for the six months ended June 30, 2025 and 2024, respectively. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A for the six months ended June 30 (dollars in millions):

	2025	2024
Building and land development activities	$56	$72
Operating building improvements and other	28	29
Total capitalized G&A expenses	$84	$101
Capitalized compensation and related costs as a percent of total	21.0%	24.6%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $1.3 billion for both the six months ended June 30, 2025 and 2024.

The $34 million change in depreciation and amortization expenses for the six months ended June 30, 2025 compared to the same period in 2024, was impacted by the following items (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $38 million and $128 million for the six months ended June 30, 2025 and 2024, respectively, principally from the contribution of properties we developed to unconsolidated co-investment ventures in Europe in 2025 and 2024, and from sales to third parties in the U.S. in 2025.

Gains on other dispositions of investments in real estate were $84 million and $217 million for the six months ended June 30, 2025 and 2024, respectively, primarily from sales of properties to third parties.

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

Our O&M operating portfolio excludes our development portfolio, value-added properties, non-industrial properties and properties we consider non-strategic that we do not intend to hold for the long term, including those classified as held for sale or within other real estate investments. Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to higher uses. See below for information on our O&M operating portfolio (square feet in millions):

	June 30, 2025			December 31, 2024
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	3,003	651	94.7%	2,981	644	95.4%
Unconsolidated	2,437	553	95.7%	2,423	548	96.6%
Total	5,440	1,204	95.1%	5,404	1,192	95.9%

Index

Below are the key leasing metrics of our O&M operating portfolio.

70
60
50
40
30
80%
60%
40%
20%
0%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Square feet
Net effective rent change
Trailing net effective rent change (2)

Turnover Costs on Leases Commenced [3]

$4.00
$3.25
$2.50
$1.75
$1.00
12%
9%
6%
3%
0%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
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

We define our same store population for the three months ended June 30, 2025 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2024 and owned throughout the same three-month period in both 2024 and 2025. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2024) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar for both periods.

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

			Percentage
	2025	2024	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$2,026	$1,852
Rental expenses	(488)	(445)
Consolidated Property NOI	$1,538	$1,407

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(218)	(117)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	894	832
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(706)	(683)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,508	$1,439	4.8%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(127)	(121)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(30)	(20)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	23	12
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,374	$1,310	4.9%

(1)
We exclude properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period and properties acquired or disposed of to third parties during the period. We also exclude one-time items due to early lease terminations, including termination fees received from customers and the write-off of related lease assets and liabilities, that are not indicative of the property’s recurring operating performance in order to evaluate the growth or decline in each property's rental revenues. Same Store Property NOI is adjusted to include an allocation of property management expenses for our consolidated properties based on the property management services provided to each property (generally, based on a percentage of revenues). On consolidation, these amounts are eliminated and the actual costs of providing property management and leasing services are recognized as part of our consolidated rental expense.

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at June 30, 2025 to the Property NOI for both periods, including the properties contributed during the period. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

The earnings we recognize from unconsolidated entities can be impacted by: (i) the size, rental rates and occupancy of the portfolio of properties owned by each venture; (ii) interest expense based on the size and terms of the debt; (iii) gains or losses from dispositions of properties, impairments and extinguishments of debt; (iv) our ownership interest in each venture; (v) other variances in revenues and

Index

expenses of each venture; and (vi) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars.

We recognized net earnings from unconsolidated entities, which are primarily accounted for using the equity method, of $176 million and $175 million for the six months ended June 30, 2025 and 2024, respectively.

See the discussion of our unconsolidated entities above in the Strategic Capital Segment discussion and in Note 3 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2025	2024
Gross interest expense	$490	$423
Amortization of debt discount and debt issuance costs, net	44	38
Capitalized amounts	(50)	(59)
Net interest expense	$484	$402
Weighted average effective interest rate during the period	3.2%	3.0%

Interest expense increased during the six months ended June 30, 2025, as compared to the same period in 2024, principally due to the issuance of senior notes to finance our acquisition and development activities and higher interest rates. We issued $1.8 billion of senior notes during the six months ended June 30, 2025 and $4.2 billion during the year ended December 31, 2024, with a weighted average interest rate of 4.8% at the issuance date in both years.

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

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $154 million in losses and $101 million in gains for the six months ended June 30, 2025 and 2024, respectively. Included in these amounts was interest income earned on short-term investments.

The following table details our foreign currency and derivative gains (losses), net for the six months ended June 30 included in earnings (in millions):

	2025	2024
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$13	$40
Total realized foreign currency and derivative gains (losses), net	13	40

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(202)	51
Gains (losses) on remeasurement of certain assets and liabilities	9	(11)
Total unrealized foreign currency and derivative gains (losses), net	(193)	40
Total foreign currency and derivative gains (losses), net	$(180)	$80

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

Index

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

The following table summarizes our income tax expense (benefit) for the six months ended June 30 (in millions):

	2025	2024
Current income tax expense (benefit):
Income tax expense (benefit)	$63	$60
Income tax expense (benefit) on dispositions	2	5
Total current income tax expense (benefit)	65	65

Deferred income tax expense (benefit):
Income tax expense (benefit)	2	11
Total deferred income tax expense (benefit)	2	11
Total income tax expense (benefit)	$67	$76

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes we earned during the period. We had net earnings attributable to noncontrolling interests of $98 million and $95 million for the six months ended June 30, 2025 and 2024, respectively. Included in these amounts were $29 million and $36 million for the six months ended June 30, 2025 and 2024, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the six months ended June 30, 2025 and 2024, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

See Note 9 to the Consolidated Financial Statements for more information on changes in other comprehensive income and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, are similar to the changes for the six-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2025, 84 properties in our development portfolio were 36.5% leased with a current investment of $2.9 billion and a TEI of $5.2 billion when completed and leased, leaving $2.3 billion of estimated additional required investment);

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

•
repayment of debt and scheduled principal payments of $460 million in the remainder of 2025 and $2.1 billion in 2026;

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

•
available unrestricted cash balances ($1.1 billion at June 30, 2025);

•
available capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($6.0 billion available at June 30, 2025), including our commercial paper programs; and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2025			December 31, 2024
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,876	5.4%	3.1%	$1,715	5.6%
Canadian dollar	4.5%	1,736	5.0%	4.7%	1,262	4.1%
Euro	2.1%	11,494	33.2%	2.1%	9,900	32.1%
Japanese yen	1.2%	3,189	9.2%	1.1%	2,911	9.4%
U.S. dollar	4.1%	15,719	45.3%	4.1%	14,458	46.8%
Other	3.7%	653	1.9%	3.6%	633	2.0%
Total debt (1)	3.2%	$34,667	100.0%	3.1%	$30,879	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at both June 30, 2025 and December 31, 2024 was 9 years.

Index

Our credit ratings at June 30, 2025, were A and A2 from Standard & Poor's and Moody's, respectively, each with a stable outlook. These ratings allow us to borrow at favorable interest rates. Adverse changes to our credit ratings could negatively affect our business, particularly our refinancing and capital markets activities, our ability to manage debt maturities, our future growth and our development and acquisition activity. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

At June 30, 2025, we were in compliance with all of our financial debt covenants. These covenants include a number of customary financial covenants, such as maintaining debt service coverage ratios, leverage ratios and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at June 30, 2025 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$50	$50	2028 (2)
Prologis Brazil Logistics Venture	31	122	153	2026
Prologis European Logistics Fund	-	177	177	2028 (2)
Prologis Japan Core Logistics Fund	91	467	558	2033
Prologis China Logistics Venture	71	404	475	2025 – 2028
Total	$193	$1,220	$1,413

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at June 30, 2025.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2025	2024
Net cash provided by (used in) operating activities	$2,402	$2,142
Net cash provided by (used in) investing activities	$(2,585)	$(1,708)
Net cash provided by (used in) financing activities	$(94)	$(353)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(253)	$68

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the six months ended June 30, 2025 and 2024:

•
Real Estate Segment. We receive the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $368 million and $303 million in 2025 and 2024, respectively.

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

•
G&A expenses and equity-based compensation awards. We incurred $222 million and $218 million of G&A expenses in 2025 and 2024, respectively. We recognized equity-based, noncash compensation expenses of $97 million and $122 million in 2025 and 2024, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $292 million and $256 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2025 and 2024, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $513 million and $408 million in 2025 and 2024, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $92 million and $87 million in 2025 and 2024, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. This activity includes land for future development, operating properties, other real estate assets and real estate portfolios. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the six months ended June 30, 2025 and 2024:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $33 million and $365 million in 2025 and 2024, respectively, representing our proportionate share. The ventures used the funds for the acquisition of properties, development and repayment of debt. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $59 million and $17 million in 2025 and 2024, respectively, representing our proportionate share. Included in these amounts were distributions from venture activities, including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from (payments on) the settlement of net investment hedges. We made net payments of $5 million and received net proceeds of $11 million for the settlement of net investment hedges in 2025 and 2024, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

Financing Activities

Cash provided by and used in financing activities is principally driven by proceeds from and payments on credit facilities, commercial paper and other debt, along with dividends paid on common and preferred stock and noncontrolling interest contributions and distributions. Our credit facilities and our commercial paper support our cash needs for general corporate purposes on a short-term basis. The maturities of the borrowings under the credit facilities and the notes under the commercial paper programs generally range from overnight to three months.

Index

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the six months ended June 30 (in millions):

	2025	2024
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$72	$327
Secured mortgage debt	-	89
Term loans	-	500
Total	$72	$916

Proceeds from the issuance of debt
Secured mortgage debt	$2	$5
Senior notes	1,759	2,883
Term loans	17	129
Total	$1,778	$3,017

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $9.8 billion at June 30, 2025. These ventures had total third-party debt of $18.6 billion at June 30, 2025 with a weighted average remaining maturity of 6 years and weighted average interest rate of 3.4%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 29.2% at June 30, 2025 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2025, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

We paid quarterly cash dividends of $1.01 and $0.96 per common share in each of the first two quarters of 2025 and 2024, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend. The Class A common limited partnerships units ("Class A Units") in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in each of the first two quarters of 2025 and 2024.

At June 30, 2025, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

FUNDS FROM OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS/UNITHOLDERS (“FFO”)

FFO is a non-GAAP financial measure that is commonly used in the real estate industry, with net earnings as the most directly comparable GAAP measure.

Index

The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as earnings computed under GAAP to exclude depreciation and gains and losses from sales net of any related tax, along with impairment charges, of previously depreciated properties. This measure excludes the gains on revaluation of equity investments upon acquisition of a controlling interest and the gain recognized from a partial sale of our investment, as these are similar to gains from the sales of previously depreciated properties. This measure excludes similar adjustments from our unconsolidated entities and the third parties' share of our consolidated ventures.

Our FFO Measures

Our FFO measures begin with NAREIT’s definition, with certain adjustments to calculate FFO, as modified by Prologis, and Core FFO, both as defined below, to reflect our business and execution of our management strategy. While these adjustments are subject to significant fluctuations from period to period, with both positive and negative short-term impacts, the removal of the effects of these items enhances our understanding of the core operating performance of our properties over the long term.

We use FFO, as modified by Prologis, so that management, analysts and investors are able to evaluate our performance against other REITs that do not have similar operations or operations in jurisdictions outside the U.S. We use Core FFO to (i) assess our operating performance as compared to other real estate companies; (ii) evaluate our performance and the performance of our properties in comparison with expected results and results of previous periods; (iii) evaluate the performance of our management; (iv) budget and forecast future results to assist in the allocation of resources; and (v) evaluate how a specific potential investment will impact our future results.

We calculate our FFO measures based on our proportionate ownership share of both our unconsolidated entities and consolidated ventures. We reflect our share of our FFO measures for unconsolidated entities by applying our average ownership percentage for the period to the applicable adjustments on an entity-by-entity basis. We reflect our share for consolidated ventures in which we do not own 100% of the equity, by removing the noncontrolling interests share of the applicable adjustments based on our average ownership percentage for the applicable periods.

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

Core FFO attributable to common stockholders/unitholders (“Core FFO”)

To arrive at Core FFO, we adjust FFO, as modified by Prologis, to exclude the following:

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

Index

Limitations on the use of our FFO measures

While we believe our modified FFO measures are important supplemental measures for our stockholders, potential investors and financial analysts to understand, we do not use NAREIT's nor our measures of FFO as alternatives to net earnings computed under GAAP, as indicators of our operating performance, as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs. These measures should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures to our net earnings computed under GAAP for the six months ended June 30 as follows (in millions):

	2025	2024
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,161	$1,444

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,271	1,240
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(83)	(216)
Adjustments related to noncontrolling interests	(36)	(26)
Our proportionate share of adjustments related to unconsolidated entities	285	221
NAREIT defined FFO attributable to common stockholders/unitholders	$2,598	$2,663

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	193	(38)
Deferred income tax expense (benefit)	2	11
Our proportionate share of adjustments related to unconsolidated entities	(2)	(5)
FFO, as modified by Prologis attributable to common stockholders/unitholders	$2,791	$2,631

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(38)	(128)
Current income tax expense (benefit) on dispositions	1	5
Adjustments related to noncontrolling interests	3	-
Our proportionate share of adjustments related to unconsolidated entities	(5)	(4)
Core FFO attributable to common stockholders/unitholders	$2,752	$2,504

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2025. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily mitigate this risk by borrowing in the currencies where we invest, creating a natural hedge. In addition, we use derivative financial instruments, such as foreign currency contracts designated as net investment hedges, which offset translation adjustments on the net assets of our foreign investments. At June 30, 2025, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Index

For the six months ended June 30, 2025, $328 million or 7.6% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At June 30, 2025, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.6 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $164 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At June 30, 2025, $33.6 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At June 30, 2025, $1.6 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at June 30, 2025 (dollars in millions):

	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$268	$1,538	$2,042	$2,656	$27,120	$33,624	$30,944
Weighted average interest rate (1)	3.5%	3.3%	2.2%	3.2%	3.3%	3.2%

Variable rate debt
Credit facilities	$-	$-	$468	$-	$52	$520	$520
Secured mortgage debt	46	-	-	-	-	46	46
Term loans	146	589	3	84	221	1,043	1,043
Total variable rate debt	$192	$589	$471	$84	$273	$1,609	$1,609

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

At June 30, 2025, the weighted average effective interest rate on our variable rate debt was 2.9% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at June 30, 2025. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million for the quarter ended June 30, 2025, which equates to a change in interest rates of 29 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), at June 30, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at June 30, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At June 30, 2025, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2025, we issued 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. pursuant to the terms of the limited partnership agreement of Prologis, L.P. These issuances were made in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

On June 4, 2025, Cristina Bita, one of our independent directors, adopted a pre-arranged stock trading plan for the sale of up to 2,621 shares of Prologis, Inc. common stock through August 31, 2026. Ms. Bita’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions. No other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408 of Regulation S-K under the Exchange Act) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarterly period ended June 30, 2025.

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

4.1	Form of Officers’ Certificate related to the 4.750% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on May 7, 2025).

4.2	Form of 4.750% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on May 7, 2025).

4.3	Form of Officers’ Certificate related to the 5.250% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on May 7, 2025).

4.4	Form of 5.250% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on May 7, 2025).

10.1

Amended and Restated Global Senior Credit Agreement dated as of May 22, 2025 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed May 23, 2025).

10.2

Second Amendment dated as of May 22, 2025 among Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent to the Amended and Restated Global Senior Credit Agreement (incorporated by reference to Exhibit 10.2 to Prologis' Current Report on Form 8-K filed May 23, 2025).

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

Date: July 29, 2025