Form 10-Q
period 2025-09-30
Prologis, Inc.; Prologis, L.P.
filed 2025-10-28
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 24, 2025, was approximately 928,867,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2025, the Parent owned a 97.68% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.32% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2025	December 31, 2024
ASSETS
Investments in real estate properties	$95,037,476	$91,246,176
Less accumulated depreciation	14,345,033	12,758,159
Net investments in real estate properties	80,692,443	78,488,017
Investments in and advances to unconsolidated entities	10,543,057	10,079,448
Assets held for sale or contribution	358,851	248,511
Net investments in real estate	91,594,351	88,815,976

Cash and cash equivalents	1,186,022	1,318,591
Other assets	5,560,768	5,194,342
Total assets	$98,341,141	$95,328,909

LIABILITIES AND EQUITY
Liabilities:
Debt	$35,302,901	$30,879,263
Accounts payable and accrued expenses	1,847,369	1,769,327
Other liabilities	3,978,762	4,063,549
Total liabilities	41,129,032	36,712,139

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at September 30, 2025 and December 31, 2024	63,948	63,948
Common stock; $0.01 par value; 928,664 and 926,283 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9,287	9,263
Additional paid-in capital	54,658,643	54,464,055
Accumulated other comprehensive loss	(736,100)	(120,215)
Distributions in excess of net earnings	(1,360,237)	(465,913)
Total Prologis, Inc. stockholders’ equity	52,635,541	53,951,138
Noncontrolling interests	4,576,568	4,665,632
Total equity	57,212,109	58,616,770
Total liabilities and equity	$98,341,141	$95,328,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental	$2,054,200	$1,897,164	$6,066,797	$5,577,198
Strategic capital	150,351	135,367	438,652	418,521
Development management and other	9,330	3,858	31,966	5,245
Total revenues	2,213,881	2,036,389	6,537,415	6,000,964
Expenses:
Rental	484,635	427,425	1,460,915	1,326,917
Strategic capital	69,270	61,342	194,964	210,689
General and administrative	110,662	98,154	332,234	316,041
Depreciation and amortization	647,999	649,265	1,957,278	1,924,075
Other	8,724	15,683	30,079	39,371
Total expenses	1,321,290	1,251,869	3,975,470	3,817,093

Operating income before gains on real estate transactions, net	892,591	784,520	2,561,945	2,183,871
Gains on dispositions of development properties and land, net	15,435	32,005	53,363	159,487
Gains on other dispositions of investments in real estate, net	32,235	434,446	116,078	651,306
Operating income	940,261	1,250,971	2,731,386	2,994,664

Other income (expense):
Earnings from unconsolidated entities, net	92,827	84,749	268,418	259,558
Interest expense	(258,274)	(230,113)	(741,891)	(631,700)
Foreign currency, derivative and other gains (losses) and other income (expense), net	100,981	(37,942)	(53,506)	62,774
Gains (losses) on early extinguishment of debt, net	-	-	-	536
Total other income (expense)	(64,466)	(183,306)	(526,979)	(308,832)
Earnings before income taxes	875,795	1,067,665	2,204,407	2,685,832
Income tax expense	(54,535)	(4,214)	(121,323)	(80,073)
Consolidated net earnings	821,260	1,063,451	2,083,084	2,605,759
Less net earnings attributable to noncontrolling interests	56,994	57,732	154,636	152,977
Net earnings attributable to controlling interests	764,266	1,005,719	1,928,448	2,452,782
Less preferred stock dividends	1,369	1,452	4,326	4,407
Net earnings attributable to common stockholders	$762,897	$1,004,267	$1,924,122	$2,448,375

Weighted average common shares outstanding – Basic	928,851	926,427	928,186	926,017
Weighted average common shares outstanding – Diluted	956,603	953,813	955,824	953,530

Net earnings per share attributable to common stockholders – Basic	$0.82	$1.08	$2.07	$2.64

Net earnings per share attributable to common stockholders – Diluted	$0.82	$1.08	$2.06	$2.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consolidated net earnings	$821,260	$1,063,451	$2,083,084	$2,605,759
Other comprehensive income:
Foreign currency translation gains (losses), net	26,432	(417,102)	(633,211)	(87,659)
Unrealized gains (losses) on derivative contracts, net	3,666	(8,669)	5,135	26,854
Comprehensive income	851,358	637,680	1,455,008	2,544,954
Net earnings attributable to noncontrolling interests	(56,994)	(57,732)	(154,636)	(152,977)
Other comprehensive loss (income) attributable to noncontrolling interests	(691)	9,573	12,191	2,755
Comprehensive income attributable to common stockholders	$793,673	$589,521	$1,312,563	$2,394,732

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

Three Months Ended September 30, 2025 and 2024

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2025	$63,948	928,037	$9,280	$54,604,092	$(765,507)	$(1,183,239)	$4,578,240	$57,306,814
Consolidated net earnings	-	-	-	-	-	764,266	56,994	821,260
Effect of equity compensation plans	-	67	1	15,572	-	-	31,105	46,678
Capital contributions	-	-	-	-	-	-	32,743	32,743
Purchase of noncontrolling interests	-	-	-	(421)	-	-	-	(421)
Redemption of noncontrolling interests	-	560	6	31,696	-	-	(33,308)	(1,606)
Foreign currency translation gains (losses), net	-	-	-	-	25,825	-	607	26,432
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	3,582	-	84	3,666
Reallocation of equity	-	-	-	7,704	-	-	(7,704)	-
Dividends ($1.01 per common share) and other distributions	-	-	-	-	-	(941,264)	(82,193)	(1,023,457)
Balance at September 30, 2025	$63,948	928,664	$9,287	$54,658,643	$(736,100)	$(1,360,237)	$4,576,568	$57,212,109

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2024	$63,948	925,880	$9,259	$54,392,526	$(156,053)	$(964,620)	$4,578,261	$57,923,321
Consolidated net earnings	-	-	-	-	-	1,005,719	57,732	1,063,451
Effect of equity compensation plans	-	112	1	16,167	-	-	30,565	46,733
Capital contributions	-	-	-	-	-	-	15,214	15,214
Redemption of noncontrolling interests	-	154	1	8,814	-	-	(8,815)	-
Foreign currency translation gains (losses), net	-	-	-	-	(407,729)	-	(9,373)	(417,102)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	(8,469)	-	(200)	(8,669)
Reallocation of equity	-	-	-	5,071	-	-	(5,071)	-
Dividends ($0.96 per common share) and other distributions	-	-	-	(4)	-	(892,862)	(65,990)	(958,856)
Balance at September 30, 2024	$63,948	926,146	$9,261	$54,422,574	$(572,251)	$(851,763)	$4,592,323	$57,664,092

Nine Months Ended September 30, 2025 and 2024

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2025	$63,948	926,283	$9,263	$54,464,055	$(120,215)	$(465,913)	$4,665,632	$58,616,770
Consolidated net earnings	-	-	-	-	-	1,928,448	154,636	2,083,084
Effect of equity compensation plans	-	405	4	66,151	-	-	87,508	153,663
Capital contributions	-	-	-	-	-	-	59,216	59,216
Purchase of noncontrolling interests	-	-	-	(1,677)	-	-	(11,984)	(13,661)
Redemption of noncontrolling interests	-	1,976	20	113,883	-	-	(120,216)	(6,313)
Foreign currency translation gains (losses), net	-	-	-	-	(620,902)	-	(12,309)	(633,211)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	5,017	-	118	5,135
Reallocation of equity	-	-	-	15,282	-	-	(15,282)	-
Dividends ($3.03 per common share) and other distributions	-	-	-	949	-	(2,822,772)	(230,751)	(3,052,574)
Balance at September 30, 2025	$63,948	928,664	$9,287	$54,658,643	$(736,100)	$(1,360,237)	$4,576,568	$57,212,109

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2024	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720
Consolidated net earnings	-	-	-	-	-	2,452,782	152,977	2,605,759
Effect of equity compensation plans	-	405	4	49,516	-	-	130,443	179,963
Capital contributions	-	-	-	-	-	-	21,245	21,245
Redemption of noncontrolling interests	-	1,350	13	77,453	-	-	(77,965)	(499)
Foreign currency translation gains (losses), net	-	-	-	-	(84,257)	-	(3,402)	(87,659)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	26,207	-	647	26,854
Reallocation of equity	-	-	-	45,815	-	-	(45,815)	-
Dividends ($2.88 per common share) and other distributions	-	-	-	(11)	-	(2,677,477)	(227,803)	(2,905,291)
Balance at September 30, 2024	$63,948	926,146	$9,261	$54,422,574	$(572,251)	$(851,763)	$4,592,323	$57,664,092

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Consolidated net earnings	$2,083,084	$2,605,759
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(530,691)	(470,289)
Equity-based compensation awards	141,654	164,302
Depreciation and amortization	1,957,278	1,924,075
Earnings from unconsolidated entities, net	(268,418)	(259,558)
Operating distributions from unconsolidated entities	454,682	417,296
Decrease (increase) in operating receivables from unconsolidated entities	8,166	37,769
Amortization of debt discounts and debt issuance costs, net	64,450	58,446
Gains on dispositions of development properties and land, net	(53,363)	(159,487)
Gains on other dispositions of investments in real estate, net	(116,078)	(651,306)
Unrealized foreign currency and derivative losses (gains), net	155,348	61,188
Losses (gains) on early extinguishment of debt, net	-	(536)
Deferred income tax expense (benefit)	(2,948)	2,201
Decrease (increase) in other assets	(127,522)	(209,901)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	84,556	56,799
Net cash provided by (used in) operating activities	3,850,198	3,576,758
Investing activities:
Real estate development	(1,958,714)	(2,376,890)
Real estate acquisitions	(1,246,417)	(1,820,308)
Tenant improvements and lease commissions on previously leased space	(413,577)	(347,488)
Property improvements	(212,536)	(248,868)
Proceeds from dispositions and contributions of real estate	340,944	1,788,924
Investments in and advances to unconsolidated entities	(50,657)	(479,897)
Return of investment from unconsolidated entities	76,156	54,067
Proceeds from the settlement of net investment hedges	4,852	12,797
Payments on the settlement of net investment hedges	(18,908)	(1,350)
Purchase of short-term investments	(176,715)	-
Net cash provided by (used in) investing activities	(3,655,572)	(3,419,013)
Financing activities:
Dividends paid on common and preferred stock	(2,822,772)	(2,677,477)
Noncontrolling interests contributions	59,216	21,245
Noncontrolling interests distributions	(230,751)	(227,803)
Settlement of noncontrolling interests	(19,974)	(499)
Tax paid with shares withheld	(18,757)	(26,893)
Debt and equity issuance costs paid	(30,706)	(28,965)
Net proceeds from (payments on) credit facilities and commercial paper	(27,937)	(334,164)
Repurchase of and payments on debt	(209,068)	(917,560)
Proceeds from the issuance of debt	2,955,412	4,283,768
Net cash provided by (used in) financing activities	(345,337)	91,652

Effect of foreign currency exchange rate changes on cash	18,142	1,086
Net increase (decrease) in cash and cash equivalents	(132,569)	250,483
Cash and cash equivalents, beginning of period	1,318,591	530,388
Cash and cash equivalents, end of period	$1,186,022	$780,871

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2025	December 31, 2024
ASSETS
Investments in real estate properties	$95,037,476	$91,246,176
Less accumulated depreciation	14,345,033	12,758,159
Net investments in real estate properties	80,692,443	78,488,017
Investments in and advances to unconsolidated entities	10,543,057	10,079,448
Assets held for sale or contribution	358,851	248,511
Net investments in real estate	91,594,351	88,815,976

Cash and cash equivalents	1,186,022	1,318,591
Other assets	5,560,768	5,194,342
Total assets	$98,341,141	$95,328,909

LIABILITIES AND CAPITAL
Liabilities:
Debt	$35,302,901	$30,879,263
Accounts payable and accrued expenses	1,847,369	1,769,327
Other liabilities	3,978,762	4,063,549
Total liabilities	41,129,032	36,712,139

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	52,571,593	53,887,190
Limited partners – common	1,247,495	913,227
Limited partners – Class A common	969	429,358
Total partners’ capital	53,884,005	55,293,723
Noncontrolling interests	3,328,104	3,323,047
Total capital	57,212,109	58,616,770
Total liabilities and capital	$98,341,141	$95,328,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental	$2,054,200	$1,897,164	$6,066,797	$5,577,198
Strategic capital	150,351	135,367	438,652	418,521
Development management and other	9,330	3,858	31,966	5,245
Total revenues	2,213,881	2,036,389	6,537,415	6,000,964
Expenses:
Rental	484,635	427,425	1,460,915	1,326,917
Strategic capital	69,270	61,342	194,964	210,689
General and administrative	110,662	98,154	332,234	316,041
Depreciation and amortization	647,999	649,265	1,957,278	1,924,075
Other	8,724	15,683	30,079	39,371
Total expenses	1,321,290	1,251,869	3,975,470	3,817,093

Operating income before gains on real estate transactions, net	892,591	784,520	2,561,945	2,183,871
Gains on dispositions of development properties and land, net	15,435	32,005	53,363	159,487
Gains on other dispositions of investments in real estate, net	32,235	434,446	116,078	651,306
Operating income	940,261	1,250,971	2,731,386	2,994,664

Other income (expense):
Earnings from unconsolidated entities, net	92,827	84,749	268,418	259,558
Interest expense	(258,274)	(230,113)	(741,891)	(631,700)
Foreign currency, derivative and other gains (losses) and other income (expense), net	100,981	(37,942)	(53,506)	62,774
Gains (losses) on early extinguishment of debt, net	-	-	-	536
Total other income (expense)	(64,466)	(183,306)	(526,979)	(308,832)
Earnings before income taxes	875,795	1,067,665	2,204,407	2,685,832
Income tax expense	(54,535)	(4,214)	(121,323)	(80,073)
Consolidated net earnings	821,260	1,063,451	2,083,084	2,605,759
Less net earnings attributable to noncontrolling interests	38,329	32,728	107,044	91,838
Net earnings attributable to controlling interests	782,931	1,030,723	1,976,040	2,513,921
Less preferred unit distributions	1,369	1,452	4,326	4,407
Net earnings attributable to common unitholders	$781,562	$1,029,271	$1,971,714	$2,509,514

Weighted average common units outstanding – Basic	951,116	942,137	946,726	941,545
Weighted average common units outstanding – Diluted	956,603	953,813	955,824	953,530

Net earnings per unit attributable to common unitholders – Basic	$0.82	$1.08	$2.07	$2.64

Net earnings per unit attributable to common unitholders – Diluted	$0.82	$1.08	$2.06	$2.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consolidated net earnings	$821,260	$1,063,451	$2,083,084	$2,605,759
Other comprehensive income:
Foreign currency translation gains (losses), net	26,432	(417,102)	(633,211)	(87,659)
Unrealized gains (losses) on derivative contracts, net	3,666	(8,669)	5,135	26,854
Comprehensive income	851,358	637,680	1,455,008	2,544,954
Net earnings attributable to noncontrolling interests	(38,329)	(32,728)	(107,044)	(91,838)
Other comprehensive loss (income) attributable to noncontrolling interests	198	(605)	(2,437)	1,324
Comprehensive income attributable to common unitholders	$813,227	$604,347	$1,345,527	$2,454,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands)

Three Months Ended September 30, 2025 and 2024

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2025	1,279	$63,948	928,037	$52,664,626	16,524	$937,698	5,941	$328,656	$3,311,886	$57,306,814
Consolidated net earnings	-	-	-	764,266	-	17,601	-	1,064	38,329	821,260
Effect of equity compensation plans	-	-	67	15,573	314	31,105	-	-	-	46,678
Capital contributions	-	-	-	-	-	-	-	-	32,743	32,743
Purchase of noncontrolling interests	-	-	-	(421)	-	-	-	-	-	(421)
Redemption of limited partnership units	-	-	560	31,702	5,198	293,556	(5,923)	(326,864)	-	(1,606)
Foreign currency translation gains (losses), net	-	-	-	25,825	-	(3,219)	-	4,024	(198)	26,432
Unrealized gains (losses) on derivative contracts, net	-	-	-	3,582	-	93	-	(9)	-	3,666
Reallocation of capital	-	-	-	7,704	-	(1,813)	-	(5,891)	-	-
Distributions ($1.01 per common unit) and other	-	-	-	(941,264)	-	(27,526)	-	(11)	(54,656)	(1,023,457)
Balance at September 30, 2025	1,279	$63,948	928,664	$52,571,593	22,036	$1,247,495	18	$969	$3,328,104	$57,212,109

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2024	1,279	$63,948	925,880	$53,281,112	15,291	$879,924	7,650	$421,376	$3,276,961	$57,923,321
Consolidated net earnings	-	-	-	1,005,719	-	16,986	-	8,018	32,728	1,063,451
Effect of equity compensation plans	-	-	112	16,168	364	30,565	-	-	-	46,733
Capital contributions	-	-	-	-	-	-	-	-	15,214	15,214
Redemption of limited partnership units	-	-	154	8,815	(154)	(8,815)	-	-	-	-
Foreign currency translation gains (losses), net	-	-	-	(407,729)	-	(6,752)	-	(3,226)	605	(417,102)
Unrealized gains (losses) on derivative contracts, net	-	-	-	(8,469)	-	(134)	-	(66)	-	(8,669)
Reallocation of capital	-	-	-	5,071	-	(4,208)	-	(863)	-	-
Distributions ($0.96 per common unit) and other	-	-	-	(892,866)	-	(20,380)	-	(4,947)	(40,663)	(958,856)
Balance at September 30, 2024	1,279	$63,948	926,146	$53,007,821	15,501	$887,186	7,650	$420,292	$3,284,845	$57,664,092

Nine Months Ended September 30, 2025 and 2024

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2025	1,279	$63,948	926,283	$53,887,190	15,699	$913,227	7,650	$429,358	$3,323,047	$58,616,770
Consolidated net earnings	-	-	-	1,928,448	-	38,434	-	9,158	107,044	2,083,084
Effect of equity compensation plans	-	-	405	66,155	896	87,508	-	-	-	153,663
Capital contributions	-	-	-	-	-	-	-	-	59,216	59,216
Purchase of noncontrolling interests	-	-	-	(1,677)	-	-	-	-	(11,984)	(13,661)
Redemption of noncontrolling interests	-	-	-	757	-	-	-	-	(757)	-
Redemption of limited partnership units	-	-	1,976	113,146	5,441	302,893	(7,632)	(422,352)	-	(6,313)
Foreign currency translation gains (losses), net	-	-	-	(620,902)	-	(14,734)	-	(12)	2,437	(633,211)
Unrealized gains (losses) on derivative contracts, net	-	-	-	5,017	-	118	-	-	-	5,135
Reallocation of capital	-	-	-	15,282	-	(8,898)	-	(6,384)	-	-
Distributions ($3.03 per common unit) and other	-	-	-	(2,821,823)	-	(71,053)	-	(8,799)	(150,899)	(3,052,574)
Balance at September 30, 2025	1,279	$63,948	928,664	$52,571,593	22,036	$1,247,495	18	$969	$3,328,104	$57,212,109

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2024	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720
Consolidated net earnings	-	-	-	2,452,782	-	41,055	-	20,084	91,838	2,605,759
Effect of equity compensation plans	-	-	405	49,520	1,202	130,443	-	-	-	179,963
Capital contributions	-	-	-	-	-	-	-	-	21,245	21,245
Redemption of limited partnership units	-	-	1,350	77,466	(461)	(26,127)	(945)	(51,838)	-	(499)
Foreign currency translation gains (losses), net	-	-	-	(84,257)	-	(1,410)	-	(668)	(1,324)	(87,659)
Unrealized gains (losses) on derivative contracts, net	-	-	-	26,207	-	439	-	208	-	26,854
Reallocation of capital	-	-	-	45,815	-	(44,212)	-	(1,603)	-	-
Distributions ($2.88 per common unit) and other	-	-	-	(2,677,488)	-	(61,162)	-	(15,452)	(151,189)	(2,905,291)
Balance at September 30, 2024	1,279	$63,948	926,146	$53,007,821	15,501	$887,186	7,650	$420,292	$3,284,845	$57,664,092

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Consolidated net earnings	$2,083,084	$2,605,759
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(530,691)	(470,289)
Equity-based compensation awards	141,654	164,302
Depreciation and amortization	1,957,278	1,924,075
Earnings from unconsolidated entities, net	(268,418)	(259,558)
Operating distributions from unconsolidated entities	454,682	417,296
Decrease (increase) in operating receivables from unconsolidated entities	8,166	37,769
Amortization of debt discounts and debt issuance costs, net	64,450	58,446
Gains on dispositions of development properties and land, net	(53,363)	(159,487)
Gains on other dispositions of investments in real estate, net	(116,078)	(651,306)
Unrealized foreign currency and derivative losses (gains), net	155,348	61,188
Losses (gains) on early extinguishment of debt, net	-	(536)
Deferred income tax expense (benefit)	(2,948)	2,201
Decrease (increase) in other assets	(127,522)	(209,901)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	84,556	56,799
Net cash provided by (used in) operating activities	3,850,198	3,576,758
Investing activities:
Real estate development	(1,958,714)	(2,376,890)
Real estate acquisitions	(1,246,417)	(1,820,308)
Tenant improvements and lease commissions on previously leased space	(413,577)	(347,488)
Property improvements	(212,536)	(248,868)
Proceeds from dispositions and contributions of real estate	340,944	1,788,924
Investments in and advances to unconsolidated entities	(50,657)	(479,897)
Return of investment from unconsolidated entities	76,156	54,067
Proceeds from the settlement of net investment hedges	4,852	12,797
Payments on the settlement of net investment hedges	(18,908)	(1,350)
Purchase of short-term investments	(176,715)	-
Net cash provided by (used in) investing activities	(3,655,572)	(3,419,013)
Financing activities:
Distributions paid on common and preferred units	(2,902,624)	(2,754,091)
Noncontrolling interests contributions	59,216	21,245
Noncontrolling interests distributions	(150,899)	(151,189)
Settlement of noncontrolling interests	(13,661)	-
Redemption of common limited partnership units	(6,313)	(499)
Tax paid with shares of the Parent withheld	(18,757)	(26,893)
Debt and equity issuance costs paid	(30,706)	(28,965)
Net proceeds from (payments on) credit facilities and commercial paper	(27,937)	(334,164)
Repurchase of and payments on debt	(209,068)	(917,560)
Proceeds from the issuance of debt	2,955,412	4,283,768
Net cash provided by (used in) financing activities	(345,337)	91,652

Effect of foreign currency exchange rate changes on cash	18,142	1,086
Net increase (decrease) in cash and cash equivalents	(132,569)	250,483
Cash and cash equivalents, beginning of period	1,318,591	530,388
Cash and cash equivalents, end of period	$1,186,022	$780,871

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2025, the Parent owned a 97.68% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.32% common limited partnership interests, are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held, compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Accounting Pronouncements.

New Accounting Standards Issued but not yet Adopted

Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update ("ASU") to enhance the transparency and decision usefulness of income tax disclosures on an annual basis. The ASU requires additional disclosures around income tax categories and further disaggregation of federal, state and foreign tax information and eliminates certain existing requirements. The standard is effective for the fiscal year ended December 31, 2025. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued an ASU to enhance disclosures about certain expense types in commonly presented expense captions on the Consolidated Statements of Income. The ASU requires additional disclosures that disaggregate expense captions into specific components with qualitative descriptions. This standard is effective for the

Index

fiscal year ended December 31, 2027, and interim periods thereafter, on a prospective or retrospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements as we anticipate the primary change will be additional disclosure in our Consolidated Financial Statements.

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2025	2024	2025	2024	2025	2024
Operating properties:
Buildings and improvements	654,051	643,929	3,016	2,987	$56,500,079	$54,840,666
Improved land					24,188,824	23,438,687
Development portfolio, including land costs:
Prestabilized	8,386	5,387	32	19	1,314,347	813,029
Properties under development	13,030	18,306	38	66	1,434,064	2,016,584
Land (1)					5,095,671	4,453,522
Other real estate investments (2)					6,504,491	5,683,688
Total investments in real estate properties					95,037,476	91,246,176
Less accumulated depreciation					14,345,033	12,758,159
Net investments in real estate properties					$80,692,443	$78,488,017

(1)
At September 30, 2025 and December 31, 2024, our land was comprised of 8,730 and 8,708 acres, respectively.

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

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024 (1)	2025	2024 (1)
Number of operating properties	1	46	11	54
Square feet	600	8,770	3,883	11,047
Acres of land	38	342	486	707
Acquisition cost of net investments in real estate, excluding other real estate investments	$77,360	$1,431,598	$1,012,134	$1,999,129

Acquisition cost of other real estate investments	$15,391	$184,761	$295,764	$235,004

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

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dispositions of development properties and land, net (1)
Number of properties	1	3	2	10
Square feet	57	1,284	459	3,123
Net proceeds	$49,661	$202,386	$150,938	$580,876
Gains on dispositions of development properties and land, net	$15,435	$32,005	$53,363	$159,487

Other dispositions of investments in real estate, net (2)
Number of properties	1	19	7	71
Square feet	284	6,131	1,308	13,954
Net proceeds	$42,328	$893,054	$211,487	$1,776,112
Gains on other dispositions of investments in real estate, net	$32,235	$434,446	$116,078	$651,306

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

Leases

We recognized lease right-of-use assets of $653.0 million and $707.8 million within Other Assets and lease liabilities of $618.2 million and $615.3 million within Other Liabilities, principally for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	September 30,	December 31,
	2025	2024
Unconsolidated co-investment ventures	$9,730,490	$9,274,762
Other ventures	812,567	804,686
Total	$10,543,057	$10,079,448

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recurring fees	$130,425	$117,855	$383,914	$345,776
Transactional fees	16,577	14,372	47,096	39,786
Promote revenue	1,245	908	1,245	25,027
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$148,247	$133,135	$432,255	$410,589

(1)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Key property information:
Ventures	1	1	2	2	2	2	4	4	9	9
Operating properties	767	767	390	391	1,047	1,037	243	241	2,447	2,436
Square feet	134	134	85	85	235	232	101	100	555	551

Financial position:
Total assets ($)	13,687	13,903	7,274	7,112	26,242	23,873	9,573	9,404	56,776	54,292
Third-party debt ($)	5,398	5,399	2,210	2,242	6,905	6,343	4,064	3,942	18,577	17,926
Total liabilities ($)	6,400	6,466	2,503	2,422	9,134	8,375	4,478	4,362	22,515	21,625

Our investment balance ($) (2)	2,984	3,023	1,189	1,168	4,807	4,371	750	713	9,730	9,275
Our weighted average ownership (3)	30.5%	30.5%	31.0%	30.9%	32.8%	33.0%	15.4%	15.2%	29.1%	29.0%

	U.S.		Other Americas (1)(4)		Europe		Asia		Total
Operating Information:	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
For the three months ended:
Total revenues ($)	411	355	206	110	527	467	164	162	1,308	1,094
Net earnings ($)	102	103	41	41	89	96	46	11	278	251

Our earnings from unconsolidated co-investment ventures, net ($)	32	31	17	13	31	36	8	2	88	82

For the nine months ended:
Total revenues ($)	1,224	1,070	620	350	1,504	1,359	490	475	3,838	3,254
Net earnings ($)	304	322	172	150	258	259	100	48	834	779

Our earnings from unconsolidated co-investment ventures, net ($)	96	97	54	49	90	91	17	9	257	246

(1)
Prologis Brazil Logistics Venture and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2025 and December 31, 2024, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes; and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. and Prologis Japan Core Logistics Fund.

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

(4)
In 2024, FIBRA Prologis acquired an 89.9% ownership interest in Terrafina, a Mexican FIBRA, and began consolidating Terrafina in August 2024.

Index

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At September 30, 2025, our outstanding equity commitments were $194.1 million, principally for Prologis Japan Core Logistics Fund and Prologis China Logistics Venture. The equity commitments expire from 2025 to 2033 if they have not been previously called.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2025 and December 31, 2024. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30, 2025	December 31, 2024
Number of operating properties	11	8
Square feet	3,158	2,229
Total assets held for sale or contribution	$358,851	$248,511
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$17,141	$1,951

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	September 30, 2025			December 31, 2024
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Years (2)	Outstanding (3)	Interest Rate (1)	Years (2)	Outstanding (3)
Credit facilities and commercial paper	2.9%	1.8	$224,922	4.1%	1.8	$224,966
Senior notes	3.2%	9.0	32,777,234	3.2%	9.8	28,322,163
Term loans and unsecured other	1.9%	4.1	1,979,040	2.0%	4.4	2,013,317
Secured mortgage	4.3%	2.4	321,705	4.3%	3.2	318,817
Total	3.2%	8.6	$35,302,901	3.1%	9.4	$30,879,263

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

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	September 30, 2025			December 31, 2024
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,840,612	5.2%	3.1%	$1,714,653	5.6%
Canadian dollar	4.5%	1,767,772	5.0%	4.7%	1,262,508	4.1%
Euro	2.2%	12,291,550	34.8%	2.1%	9,900,602	32.1%
Japanese yen	1.2%	3,110,101	8.8%	1.1%	2,910,755	9.4%
U.S. dollar	4.1%	15,733,734	44.6%	4.1%	14,457,872	46.8%
Other	3.8%	559,132	1.6%	3.6%	632,873	2.0%
Total	3.2%	$35,302,901	100.0%	3.1%	$30,879,263	100.0%

Index

Credit Facilities and Commercial Paper

The following table summarizes information about our available liquidity at September 30, 2025 (in millions):

Aggregate lender commitments
Credit facilities	$6,524
Less:
Credit facility borrowings outstanding	225
Commercial paper borrowings outstanding (1)	-
Outstanding letters of credit	27
Current availability	6,272
Cash and cash equivalents	1,186
Total liquidity	$7,458

(1)
We are required to maintain available commitments under our credit facilities in an amount at least equal to the commercial paper borrowings outstanding.

Credit Facilities

In May 2025, we amended and restated one of our global senior credit facilities (the "2022 Global Facility") as the 2025 Global Facility. Each of the global senior credit facilities, the 2023 Global Facility and the 2025 Global Facility, have a borrowing capacity of $3.0 billion (subject to currency fluctuations). We may draw on both facilities in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars on a revolving basis. The 2023 Global Facility is scheduled to mature in June 2027 and the 2025 Global Facility in June 2029; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We also have the ability to increase each credit facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($395.3 million at September 30, 2025). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($506.8 million at September 30, 2025), subject to obtaining additional lender commitments. The Yen Credit Facility is scheduled to mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

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

Commercial Paper

We have commercial paper programs under which we may issue, repay and re-issue short-term unsecured commercial paper notes. Under our existing U.S. dollar-denominated program, the aggregate principal amount of notes outstanding at any time cannot exceed $1.0 billion. In June 2025, we established an additional multicurrency program under which we may issue notes denominated in British pound sterling, euros or U.S. dollars. The aggregate principal amount of notes outstanding under this program cannot exceed €1.0 billion (or its equivalent in other currencies) ($1.2 billion at September 30, 2025).The net proceeds from both programs are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months. Under customary terms in the commercial paper market, the notes are issued either at a discount to par or at par with fixed or floating interest rates. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of notes outstanding under both programs.

Index

Senior Notes

The following table summarizes the issuances of senior notes during the nine months ended September 30, 2025 (principal in thousands):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
February	C$	750,000	$520,428	4.2%	8.0	February 2033
May		$1,250,000	$1,250,000	5.1%	8.3	January 2031 – May 2035
September		€1,000,000	$1,178,100	3.6%	9.5	September 2032 – 2037
Total			$2,948,528	4.3%	8.7

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2025 and for each year through the period ended December 31, 2029, and thereafter were as follows at September 30, 2025 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2025 (1)	$-	$-	$66	$175,179	$175,245
2026 (1)(2)	-	1,352,218	858,766	46,933	2,257,917
2027 (3)	224,922	1,988,319	54,056	4,156	2,271,453
2028	-	2,612,085	114,189	3,041	2,729,315
2029	-	3,417,121	-	3,191	3,420,312
Thereafter	-	23,969,327	954,175	82,903	25,006,405
Subtotal	224,922	33,339,070	1,981,252	315,403	35,860,647
Unamortized premiums (discounts), net	-	(427,241)	-	6,568	(420,673)
Unamortized debt issuance costs, net	-	(134,595)	(2,212)	(266)	(137,073)
Total	$224,922	$32,777,234	$1,979,040	$321,705	$35,302,901

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings, including drawing on our available Credit Facilities.

(2)
Included in 2026 maturities was the Canadian dollar term loan ($143.7 million at September 30, 2025), which can be extended until 2027, subject to the payment of extension fees.

(3)
Included in the 2027 maturities were the amounts borrowed on the 2023 Global Facility and Yen Credit Facility ($169.5 million and $55.4 million, respectively, at September 30, 2025) which can be extended until 2028.

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at September 30, 2025 were subject to certain financial covenants under their related documents. At September 30, 2025, we were in compliance with all of our financial debt covenants.

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

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,069,949	$3,091,941	$6,987,367	$7,014,774	$171,603	$149,823
Other consolidated entities (1)	various	various	258,155	231,106	3,346,060	3,031,608	439,185	399,277
Prologis, L.P.			3,328,104	3,323,047	10,333,427	10,046,382	610,788	549,100
Limited partners in Prologis, L.P. (2)(3)			1,248,464	1,342,585	-	-	-	-
Prologis, Inc.			$4,576,568	$4,665,632	$10,333,427	$10,046,382	$610,788	$549,100

(1)
Includes two partnerships that have issued limited partnership units to third parties. The limited partnership units outstanding at September 30, 2025 and December 31, 2024 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
We had less than 0.1 million and 7.7 million Class A Units at September 30, 2025 and December 31, 2024, respectively, that were convertible into less than 0.1 million and 7.4 million, respectively, limited partnership units of the OP at the end of each period. During the three and nine months ended September 30, 2025, the majority of the Class A Units in the OP were converted to limited partnership units in the OP.

(3)
At September 30, 2025 and December 31, 2024, limited partnership units in the OP, excluding the Class A Units, were exchangeable into cash or, at our option, 15.1 million and 9.0 million shares of the Parent’s common stock, respectively, and vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans were exchangeable into 6.9 million and 6.7 million shares of the Parent’s common stock, respectively. See further discussion of LTIP Units in Note 7.

Index

NOTE 7. LONG-TERM COMPENSATION

Equity-Based Compensation Programs

Performance Stock Unit ("PSU") Program

PSUs are granted under the Company's 2020 Long-Term Incentive Plan and are settled in equity at the end of a three-year performance period if applicable market-based performance hurdles are met. Such hurdles are based on a performance scale of Prologis’ percentile ranking in the Morgan Stanley Capital International US REIT Index (the “Index”) for a three-year performance period. Prologis must perform at the 55th percentile to earn a target award of 100.0%. The award is capped at 200.0% of the target for performance at or above the 85th percentile, and there is no payout in the event Prologis’ performance is below the 35th percentile. There is a proportional scaling between the 35th and the 85th percentiles, starting with 50.0% of the target being earned at the 35th percentile. If an award meets applicable market-based performance hurdles and is earned at the end of the initial three-year performance period, one-third of the award vests at the end of the performance period and the remaining award vests equally one and two years after the award is earned. The award is subject to an additional three-year holding requirement. Awards are in the form of common stock, restricted stock units ("RSUs") and LTIP Units.

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

Summary of Award Activity

PSUs

The following table summarizes the activity for PSUs for the nine months ended September 30, 2025 (units in thousands):

	PSUs
	Unearned	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	244	$129.10
Granted	878	95.53
Earned	-	-
Forfeited	(6)	95.53
Balance at September 30, 2025	1,116	$102.88

Index

RSUs and LTIP Units

The following table summarizes the activity for RSUs and LTIP Units for the nine months ended September 30, 2025 (units in thousands):

	RSUs		LTIP Units
	Unvested	Weighted Average Grant Date Fair Value	Unvested	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	2,063	$99.39	5,250	$72.15
Granted	468	109.30	586	109.46
Conversion of earned PSUs	-	-	-	-
Vested	(573)	122.79	(896)	122.07
Forfeited	(72)	121.04	-	-
Balance at September 30, 2025	1,886	$93.92	4,940	$67.51

NOTE 8. EARNINGS PER COMMON SHARE OR UNIT

We determine basic earnings per share or unit based on the weighted average number of shares of common stock or units outstanding during the period. We compute diluted earnings per share or unit based on the weighted average number of shares or units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments. During the three and nine months ended September 30, 2025, the majority of the Class A Units in the OP were converted to limited partnership units in the OP.

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2025	2024	2025	2024
Net earnings attributable to common stockholders – Basic	$762,897	$1,004,267	$1,924,122	$2,448,375
Net earnings attributable to exchangeable limited partnership units (1)	18,781	25,130	47,592	61,851
Adjusted net earnings attributable to common stockholders – Diluted	$781,678	$1,029,397	$1,971,714	$2,510,226

Weighted average common shares outstanding – Basic	928,851	926,427	928,186	926,017
Incremental weighted average effect on exchange of limited partnership units (1)	22,809	23,191	22,958	23,424
Incremental weighted average effect of equity awards	4,943	4,195	4,680	4,089
Weighted average common shares outstanding – Diluted (2)	956,603	953,813	955,824	953,530

Net earnings per share attributable to common stockholders:
Basic	$0.82	$1.08	$2.07	$2.64
Diluted	$0.82	$1.08	$2.06	$2.63

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2025	2024	2025	2024
Net earnings attributable to common unitholders	$781,562	$1,029,271	$1,971,714	$2,509,514
Net earnings attributable to Class A Units	(1,064)	(8,018)	(9,158)	(20,084)
Net earnings attributable to common unitholders – Basic	780,498	1,021,253	1,962,556	2,489,430
Net earnings attributable to Class A Units	1,064	8,018	9,158	20,084
Net earnings attributable to exchangeable other limited partnership units	116	126	-	712
Adjusted net earnings attributable to common unitholders – Diluted	$781,678	$1,029,397	$1,971,714	$2,510,226

Weighted average common partnership units outstanding – Basic	951,116	942,137	946,726	941,545
Incremental weighted average effect on exchange of Class A Units	386	7,322	4,418	7,597
Incremental weighted average effect on exchange of other limited partnership units	158	159	-	299
Incremental weighted average effect of equity awards of Prologis, Inc.	4,943	4,195	4,680	4,089
Weighted average common units outstanding – Diluted (2)	956,603	953,813	955,824	953,530

Net earnings per unit attributable to common unitholders:
Basic	$0.82	$1.08	$2.07	$2.64
Diluted	$0.82	$1.08	$2.06	$2.63

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Class A Units	386	7,322	4,418	7,597
Other limited partnership units	259	299	265	299
Equity awards	7,210	7,314	7,423	7,942
Prologis, L.P.	7,855	14,935	12,106	15,838
Common limited partnership units	22,265	15,710	18,540	15,528
Prologis, Inc.	30,120	30,645	30,646	31,366

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

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	September 30, 2025		December 31, 2024
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$762	$-	$-
British pound sterling	325	14,857	8,785	422
Canadian dollar	8,397	17	15,503	-
Euro	2,046	26,953	32,989	-
Japanese yen	40,544	3	55,818	-
Swedish krona	400	5,316	4,642	108
Options
Mexican peso	8,733	-	1,814	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	1,235	10,393	2,837	108
Canadian dollar	2,891	-	5,454	-

Interest rate contracts
Cash flow hedges
U.S. dollar	1,018	1,808	9,587	-
Total fair value of derivatives	$65,589	$60,109	$137,429	$638

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2025						2024
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	254	526	386	312	(27)	1,451	213	524	442	384	56	1,619
New contracts ($)	111	186	100	68	18	483	102	126	109	106	17	460
Matured, expired or settled contracts ($)	(49)	(98)	(66)	(59)	(19)	(291)	(32)	(86)	(120)	(148)	(61)	(447)
Notional amounts at September 30 ($)	316	614	420	321	(28)	1,643	283	564	431	342	12	1,632

Weighted average forward rate at September 30	1.33	1.16	1.29	123.15			1.31	1.15	1.26	120.22
Active contracts at September 30	120	127	108	93			109	92	96	88

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Exercised contracts	31	30	83	161
Realized gains (losses) on the matured, expired or settled contracts	$3	$10	$16	$50
Unrealized gains (losses) on the change in fair value of outstanding contracts	$34	$(67)	$(97)	$(32)

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

Index

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2025			2024
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	163	432	595	516	432	948
New contracts ($)	200	549	749	47	397	444
Matured, expired or settled contracts ($)	(163)	(305)	(468)	(399)	(399)	(798)
Notional amounts at September 30 ($)	200	676	876	164	430	594

Weighted average forward rate at September 30	1.36	1.33		1.36	1.25
Active contracts at September 30	2	6		2	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the nine months ended September 30 (in millions):

	2025				2024
	CAD	EUR	USD	Total	EUR	GBP	USD	Total
Notional amounts at January 1 ($)	-	-	280	280	700	-	550	1,250
New contracts ($)	139	543	1,250	1,932	-	246	600	846
Matured, expired or settled contracts ($)	(139)	(543)	(1,155)	(1,837)	(700)	(246)	(1,050)	(1,996)
Notional amounts at September 30 ($)	-	-	375	375	-	-	100	100

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	September 30, 2025	December 31, 2024
British pound sterling	$1,858	$1,763
Canadian dollar	$1,315	$758

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gains (losses) on the unhedged portion	$2	$(28)	$(69)	$(12)

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

Index

The following tables present these changes in AOCI/L (in thousands):

Three Months Ended September 30, 2025 and 2024

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at July 1, 2025	$(10,379)	$12,806	$295,707	$99,385	$(1,163,026)	$(765,507)
Other comprehensive income (loss), net	848	2,735	17,627	53,361	(45,164)	29,407
Balance at September 30, 2025	$(9,531)	$15,541	$313,334	$152,746	$(1,208,190)	$(736,100)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at July 1, 2024	$(18,488)	$15,834	$328,596	$272,495	$(754,490)	$(156,053)
Other comprehensive income (loss), net	(3,488)	(4,981)	(24,626)	(117,782)	(265,321)	(416,198)
Balance at September 30, 2024	$(21,976)	$10,853	$303,970	$154,713	$(1,019,811)	$(572,251)

Nine Months Ended September 30, 2025 and 2024

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2025	$(11,659)	$12,652	$341,852	$327,897	$(790,957)	$(120,215)
Other comprehensive income (loss), net	2,128	2,889	(28,518)	(175,151)	(417,233)	(615,885)
Balance at September 30, 2025	$(9,531)	$15,541	$313,334	$152,746	$(1,208,190)	$(736,100)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated co-investment ventures	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2024	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)
Other comprehensive income (loss), net	23,768	2,439	(6,556)	(99,389)	21,688	(58,050)
Balance at September 30, 2024	$(21,976)	$10,853	$303,970	$154,713	$(1,019,811)	$(572,251)

(1)
We estimate an additional expense of $1.8 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from September 30, 2025, due to the amortization of settled derivatives designated as cash flow hedges.

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

Fair Value Measurements on a Recurring Basis

At September 30, 2025 and December 31, 2024, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2025 and December 31, 2024, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties and assets we expect to sell or contribute are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At September 30, 2025 and December 31, 2024, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At September 30, 2025 and December 31, 2024, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2025 and December 31, 2024, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$224,922	$224,922	$224,966	$224,966
Senior notes	32,777,234	30,942,032	28,322,163	26,095,901
Term loans and unsecured other	1,979,040	1,943,300	2,013,317	1,991,934
Secured mortgage	321,705	311,609	318,817	298,452
Total	$35,302,901	$33,421,863	$30,879,263	$28,611,253

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

Index

The following reportable segment net operating income and assets are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Real estate segment:
U.S.	$1,959,698	$1,819,965	$5,814,191	$5,359,141
Other Americas	48,973	34,604	141,209	95,486
Europe	36,833	28,858	95,226	83,286
Asia	18,026	17,595	48,137	44,530
Total real estate segment	2,063,530	1,901,022	6,098,763	5,582,443
Strategic capital segment:
U.S.	51,005	46,388	149,083	137,517
Other Americas	22,154	16,342	65,933	73,785
Europe	54,167	49,843	159,247	141,745
Asia	23,025	22,794	64,389	65,474
Total strategic capital segment	150,351	135,367	438,652	418,521

Total revenues	2,213,881	2,036,389	6,537,415	6,000,964

Expenses:
Real estate segment:
U.S. (1)	(459,261)	(416,402)	(1,394,588)	(1,296,956)
Other Americas	(10,073)	(6,820)	(28,255)	(20,446)
Europe	(18,387)	(13,738)	(51,814)	(32,637)
Asia	(5,638)	(6,148)	(16,337)	(16,249)
Total real estate segment	(493,359)	(443,108)	(1,490,994)	(1,366,288)
Strategic capital segment:
U.S. (1)	(34,290)	(30,594)	(93,331)	(106,273)
Other Americas	(6,066)	(4,020)	(15,599)	(17,041)
Europe	(18,149)	(17,617)	(53,797)	(59,402)
Asia	(10,765)	(9,111)	(32,237)	(27,973)
Total strategic capital segment	(69,270)	(61,342)	(194,964)	(210,689)

Total expenses	(562,629)	(504,450)	(1,685,958)	(1,576,977)

Segment net operating income:
Real estate segment:
U.S. (1)	1,500,437	1,403,563	4,419,603	4,062,185
Other Americas	38,900	27,784	112,954	75,040
Europe	18,446	15,120	43,412	50,649
Asia	12,388	11,447	31,800	28,281
Total real estate segment	1,570,171	1,457,914	4,607,769	4,216,155
Strategic capital segment:
U.S. (1)	16,715	15,794	55,752	31,244
Other Americas	16,088	12,322	50,334	56,744
Europe	36,018	32,226	105,450	82,343
Asia	12,260	13,683	32,152	37,501
Total strategic capital segment	81,081	74,025	243,688	207,832

Total segment net operating income	1,651,252	1,531,939	4,851,457	4,423,987

Non-segment items:
General and administrative expenses	(110,662)	(98,154)	(332,234)	(316,041)
Depreciation and amortization expenses	(647,999)	(649,265)	(1,957,278)	(1,924,075)
Gains on dispositions of development properties and land, net	15,435	32,005	53,363	159,487
Gains on other dispositions of investments in real estate, net	32,235	434,446	116,078	651,306
Operating income	940,261	1,250,971	2,731,386	2,994,664

Earnings from unconsolidated entities, net	92,827	84,749	268,418	259,558
Interest expense	(258,274)	(230,113)	(741,891)	(631,700)
Foreign currency, derivative and other gains (losses) and other income (expense), net	100,981	(37,942)	(53,506)	62,774
Gains (losses) on early extinguishment of debt, net	-	-	-	536
Earnings before income taxes	$875,795	$1,067,665	$2,204,407	$2,685,832

Index

	September 30, 2025	December 31, 2024
Segment assets:
Real estate segment:
U.S.	$78,157,066	$76,857,293
Other Americas	3,140,426	2,814,141
Europe	3,127,816	2,554,514
Asia	1,117,166	719,810
Total real estate segment	85,542,474	82,945,758
Strategic capital segment: (2)
U.S.	10,499	10,499
Europe	25,280	25,280
Asia	171	167
Total strategic capital segment	35,950	35,946
Total segment assets	85,578,424	82,981,704

Non-segment items:
Investments in and advances to unconsolidated entities	10,543,057	10,079,448
Assets held for sale or contribution	358,851	248,511
Cash and cash equivalents	1,186,022	1,318,591
Other assets	674,787	700,655
Total non-segment items	12,762,717	12,347,205
Total assets	$98,341,141	$95,328,909

(1)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at September 30, 2025 and December 31, 2024.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2025 and 2024 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $50.0 million in 2025 and $48.9 million in 2024 for both assets and liabilities.

•
We capitalized $26.6 million and $34.1 million in 2025 and 2024, respectively, of equity-based compensation expense.

•
We received $46.8 million and $568.1 million in 2025 and 2024, respectively, of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities.

•
We issued 2.0 million and 1.4 million shares in 2025 and 2024, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We acquired the ownership interest of our partner in an unconsolidated venture in 2024 and began consolidating the properties.

•
We reinvested a distribution from an unconsolidated co-investment venture of $51.1 million in 2024.

•
We recognized a $150.1 million liability for installment payments related to an acquisition of land in 2024. This liability was paid in full at March 31, 2025.

We paid $711.3 million and $572.7 million for interest, net of amounts capitalized, during the nine months ended September 30, 2025 and 2024, respectively.

We paid $105.7 million and $104.7 million for income taxes, net of refunds, during the nine months ended September 30, 2025 and 2024, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2025, the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 28, 2025

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of September 30, 2025, the related consolidated statements of income, comprehensive income, and capital, for the three-month and nine-month periods ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 28, 2025

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

MANAGEMENT'S OVERVIEW

Prologis is the global leader in logistics real estate, operating in high-barrier, high-growth markets across 20 countries on four continents. Our portfolio is concentrated in key commercial hubs strategically located near end consumers to enable the efficient flow of goods. Beyond owning, managing and developing high-quality logistics facilities, we deliver integrated infrastructure solutions that enhance efficiency, flexibility and resilience. Our services address the evolving needs of modern supply chains, including the growing convergence of physical and digital infrastructure and the increasing demand for sustainable operations.

Logistics supply chains remain vital to both our customers and the global economy. Long-term trends, including the growth of e-commerce and modernization of supply chains, continue to drive demand for additional space to enhance resiliency and distribution capabilities. This demand has led to strong rent growth and historically low vacancy rates in recent years. We believe this demand is driven by three primary factors: (i) our customers repositioning their supply chains to meet rising e-commerce and service expectations; (ii) growth in consumption; and (iii) a growing focus on supply chain efficiency. We believe these factors will sustain demand and low vacancy rates over the long term. In the near term, despite economic uncertainty stemming from trade tensions and shifting policies,

Index

our proprietary metrics, customer dialogue and strong third-quarter 2025 leasing activity demonstrate that many customers are continuing to move forward with decisions. We remain well positioned to support them as they navigate ongoing supply chain shifts and uncertainty.

Our teams actively manage our portfolio by delivering comprehensive real estate services, including leasing, property management, development, acquisitions and dispositions. We invest significant capital into new logistics properties through acquisitions and development activity, including both built-to-suit and speculative development, as well as redevelopment of properties into industrial properties and data centers. Proceeds from property dispositions, typically through contributions of newly developed properties to our co-investment ventures or sales of non-strategic assets to third parties, allow us to recycle capital back into our ongoing investment activities.

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

Our Global Presence

At September 30, 2025, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.3 billion square feet across the following geographies:

Throughout this discussion, amounts are presented in U.S. dollars, our reporting currency. Included in these amounts are consolidated and unconsolidated investments denominated in foreign currencies, principally the British pound sterling, Canadian dollar, euro and Japanese yen that are impacted by fluctuations in exchange rates when translated to U.S. dollars. We mitigate our exposure to foreign currency fluctuations by investing outside the U.S. through co-investment ventures, borrowing in the functional currency of our subsidiaries and utilizing derivative financial instruments.

Index

Our business comprises two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

Real Estate Segment – Rental Operations

NOI [1]

$1,600
$1,200
$800
$400
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025

Real Estate Segment – Development

Development Stabilizations [2]

$2,400
$1,800
$1,200
$600
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
U.S.
Outside the U.S.

Strategic Capital Segment

NOI [1]

$200
$150
$100
$50
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our reportable segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Through our global footprint, we have a diversified lease portfolio and our revenues from in-place leases are contractual with fixed or inflation-linked escalations. For the trailing twelve months ended September 30, 2025, the weighted average lease term for leases commenced in our consolidated operating portfolio was 68 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents upon lease expiration. We believe our active portfolio management, combined with the skills of our property management, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Our development business provides the opportunity to profitably build modern logistics facilities that address the evolving requirements of our customers while deepening our presence in our target markets. We believe we have a competitive advantage due to: (i) the strategic locations of our global land sites; (ii) the development expertise of our local teams; (iii) the depth of our customer relationships; (iv) our ability to integrate sustainable design features that improve operational efficiency for our customers; and (v) our procurement capabilities that enable us to secure high-demand construction materials at a lower cost. Successful development projects contribute significantly to earnings growth as they are leased, begin generating income and increase the value of our Real Estate Segment. In general, we develop properties in the U.S. to hold for the long term or to contribute to our unconsolidated co-investment ventures, and outside the U.S. primarily to contribute to these ventures.

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

Index

assets, based primarily on the total return of the investments over certain financial hurdles. Promote revenue is recognized when earned, either at the end of the promote period or upon liquidation or stabilization. We plan to grow this business and increase revenues by increasing our assets under management in existing and new ventures.

FUTURE GROWTH

We believe that the quality and scale of our portfolio, our ability to add value creation through development, our strategic capital business, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

Weighted Average Net Effective Rent Change
based on our ownership share
100%
75%
50%
25%
0%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Trailing net effective rent change (1)

Estimated Value Creation from Consolidated Development Stabilizations (in millions)

$400
$300
$200
$100
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
U.S.
Outside the U.S.

Strategic Capital Segment Fees and Promote Revenues (in millions)
$400
$300
$200
$100
$0
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Recurring fees
Transactional fees
Promote revenues

(1)
Net effective rent ("NER") is calculated at the beginning of the lease using estimated total cash base rent to be received over the term and annualized, and excludes fair value lease amortization from acquisitions. Amounts derived in a currency other than the U.S. dollar have been translated using the average rate from the previous twelve months. Trailing NER change is based on the twelve months immediately prior to the period ended.

Rent change represents the percentage change in net effective rental rates (average rate over the lease term), on new and renewed leases, commenced during the period compared with previous net effective rental rates for the same respective spaces.

•
Rent Growth. We have experienced positive rent growth every quarter since 2013. As a result of several years of market rent increases, our in-place leases have considerable upside potential to capture higher rents and drive future organic NOI growth. We estimate that our share of the lease mark-to-market is approximately 19% (on an NER basis), which represents the amount by which current market rents exceed our in-place rents based on our share of the O&M portfolio at September 30, 2025. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth, due to accumulated rent growth in preceding years. As a result, even without further market rent increases, we expect lease renewals to drive higher rental income over the coming years, based on our remaining lease terms.

•
Value Creation from Development. Our global development program serves as a profitable way to expand our portfolio, build scale, serve customers and create value for investors. We create these opportunities by sourcing land for ownership and pursuing option strategies and redevelopment projects, often referred to as Covered Land Plays ("CLPs"). We primarily develop in our existing markets, focusing on logistics facilities while also pursuing higher-and-better-use conversions, such as data centers. A key enabler of these conversions is our energy procurement strategy. By leveraging our scale and relationships with utilities and energy providers, we are advancing on our strategy to secure reliable access to power that enhances the value of our land portfolio and enables us to convert select logistics sites into energy-ready data center developments and capture meaningful value creation consistent with our broader redevelopment strategy.

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $37.0 billion ($42.3 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to capture the value creation principally through gains realized upon contributing these properties to unconsolidated co-investment ventures and through increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. Our co-investment ventures provide third-party capital that enables us to grow our O&M portfolio, help self-fund our development activity through the sale or contribution of newly developed assets to these vehicles and generate substantial management fees. We raise capital to support the long-term growth of these ventures while maintaining significant investments of our own. At September 30, 2025, the gross book value of the operating portfolio held by our nine unconsolidated co-investment ventures was $61.1 billion across an aggregate of 554 million square feet.

•
Balance Sheet Strength. We have a long standing strategy to build and maintain a strong, flexible balance sheet by using conservative levels of financial leverage. At September 30, 2025, the weighted average remaining maturity of our consolidated debt was 9 years and the weighted average interest rate was 3.2%. At September 30, 2025, we had total available liquidity of $7.5 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. As a result of our low leverage, available liquidity and investment capacity in the co-investment ventures, we have significant ability to capitalize on opportunistic value-added investments as they arise.

Index

•
Our Scale Drives Efficiency. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental general and administrative ("G&A") expenses. We believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate.

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

SUMMARY OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Our operating results and leasing activity remained resilient during the nine months ended September 30, 2025, despite economic disruption from tariff policy proposals. Due to increases in market rents over the past several years, our existing lease mark-to-market continued to drive rent change on rollover and same-store growth in our O&M portfolio. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth, due to accumulated rent growth in preceding years. The occupancy of our operating portfolio was 95.2% at September 30, 2025 and rent change on leases that commenced during the nine months ended September 30, 2025 was 52.0% on a net effective basis, both metrics based on our ownership share.

While tariff policy introduced economic uncertainty in April, leasing activity in our consolidated portfolio remained healthy, with 31 million square feet (62 million square feet on an O&M basis) of new leases signed in the third quarter, demonstrating that many customers are continuing to move forward with decisions. This demand was also reflected in new development activity, with consolidated development starts totaling $2.0 billion during the nine months ended September 30, 2025, of which 68.3% were build-to-suit projects. While we believe we are well-positioned to grow revenue over the long-term given the upside opportunity in our in-place leases, the potential impact of ongoing economic uncertainty on our business, future financial condition and operating results remains difficult to predict.

We completed the following significant activities in 2025, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $362 million and realized net gains on real estate transactions of $169 million, principally from the contribution of a property we developed to an unconsolidated co-investment venture in Europe and sales to third parties in the U.S.

•
In May 2025, we amended and restated one of our global credit facilities while maintaining its existing borrowing capacity of $3.0 billion and extending the maturity date to June 2029, with an option to extend to June 2030. At September 30, 2025, we had total available liquidity of $7.5 billion, including available capacity on our credit facilities of $6.3 billion and unrestricted cash balances of $1.2 billion.

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

•
We issued $2.9 billion of senior notes with an issuance date weighted average interest rate of 4.3% and weighted average maturity of 9 years (principal in millions):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
February	C$	750	$520	4.2%	8.0	February 2033
May		$1,250	$1,250	5.1%	8.3	January 2031 – May 2035
September		€1,000	$1,179	3.6%	9.5	September 2032 – 2037
Total			$2,949	4.3%	8.7

(1) The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date of each issuance.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

We evaluate our business operations based on the NOI of our two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital. NOI by segment is a non-GAAP performance measure that is calculated using revenues and

Index

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

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the nine months ended September 30 (in millions):

	2025	2024
Real estate segment:
Rental revenues	$6,067	$5,577
Development management and other revenues	32	5
Rental expenses	(1,461)	(1,327)
Other expenses	(30)	(39)
Real Estate Segment – NOI	4,608	4,216

Strategic capital segment:
Strategic capital revenues	439	419
Strategic capital expenses	(195)	(211)
Strategic Capital Segment – NOI	244	208

General and administrative expenses	(333)	(316)
Depreciation and amortization expenses	(1,957)	(1,924)
Operating income before gains on real estate transactions, net	2,562	2,184
Gains on dispositions of development properties and land, net	53	160
Gains on other dispositions of investments in real estate, net	116	651
Operating income	$2,731	$2,995

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

Below are the components of Real Estate Segment NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2025	2024
Rental revenues	$6,067	$5,577
Development management and other revenues	32	5
Rental expenses	(1,461)	(1,327)
Other expenses	(30)	(39)
Real Estate Segment – NOI	$4,608	$4,216

Index

The $392 million change in Real Estate Segment (“RES”) NOI for the nine months ended September 30 compared to the same period in 2024, was impacted by the following activities (in millions):

(1)
Significant rent change due to higher rental rates on the rollover of leases during both periods continues to be a key driver of increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2024 through September 30, 2025.

Below are key operating metrics of our consolidated operating portfolio.

Consolidated Square Feet and Occupancy at Period End
(square feet in millions)
700
600
500
400
300
100%
95%
90%
85%
80%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Square feet
Occupancy

40
30
20
10
0
100%
80%
60%
40%
20%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Square feet
Net effective rent change
Trailing net effective rent change (2)

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the nine months ended September 30 (dollars and square feet in millions):

	2025	2024
Starts:
Number of new development buildings started during the period	26	21
Square feet	10	6
TEI	$1,966	$885
Percentage of build-to-suits based on TEI	68.3%	27.7%

Stabilizations:
Number of development buildings stabilized during the period	32	55
Square feet	9	19
TEI	$1,714	$3,317
Percentage of build-to-suits based on TEI	45.0%	27.4%
Weighted average stabilized yield (1)	6.8%	6.0%
Estimated value at completion	$2,189	$3,812
Estimated weighted average margin (2)	27.7%	14.9%
Estimated value creation	$475	$495

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

At September 30, 2025, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before July 2027 with a TEI of $4.7 billion and was 48.1% leased. This includes data centers with an aggregate TEI of $1.0 billion, on a consolidated basis. Our investment in the development portfolio was $2.7 billion at September 30, 2025.

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

Below are the components of Strategic Capital Segment NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2025	2024
Strategic capital revenues	$439	$419
Strategic capital expenses	(195)	(211)
Strategic Capital Segment – NOI	$244	$208

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Strategic capital revenues ($)
Recurring fees (2)	133	125	61	45	141	126	54	56	389	352
Transactional fees (3)	16	13	5	5	18	16	10	8	49	42
Promote revenue (4)	-	-	-	24	-	-	1	1	1	25
Total strategic capital revenues ($)	149	138	66	74	159	142	65	65	439	419
Strategic capital expenses ($) (4)	(93)	(107)	(16)	(17)	(53)	(60)	(33)	(27)	(195)	(211)
Strategic Capital Segment – NOI ($)	56	31	50	57	106	82	32	38	244	208

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

G&A Expenses

G&A expenses were $333 million and $316 million for the nine months ended September 30, 2025 and 2024, respectively. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A expenses for the nine months ended September 30 (dollars in millions):

	2025	2024
Building and land development activities	$85	$103
Operating building improvements and other	43	42
Total capitalized G&A expenses	$128	$145
Capitalized compensation and related costs as a percentage of total	21.2%	24.8%

Index

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $2.0 billion and $1.9 billion for the nine months ended September 30, 2025 and 2024, respectively.

The $33 million change in depreciation and amortization expenses for the nine months ended September 30, 2025 compared to the same period in 2024, was impacted by the following items (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $53 million and $160 million for the nine months ended September 30, 2025 and 2024, respectively, principally from the contribution of properties we developed to unconsolidated co-investment ventures in Europe in 2025 and 2024, in the U.S. in 2024 and from sales to third parties in the U.S. in 2025.

Gains on other dispositions of investments in real estate were $116 million and $651 million for the nine months ended September 30, 2025 and 2024, respectively, principally from sales of properties to third parties in 2025 and 2024, and the contribution of properties to our U.S. unconsolidated co-investment venture in 2024.

Historically, we have utilized the proceeds from these dispositions primarily to fund our acquisition and development activities. See Note 2 to the Consolidated Financial Statements for further information on these transactions.

Our Owned and Managed (“O&M”) Operating Portfolio

We manage our business and evaluate operating performance on an O&M basis, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures. We believe reviewing the results on this basis enables management to assess performance more comprehensively as we manage the properties without regard to their ownership. We do not control the unconsolidated co-investment ventures for purposes of GAAP and the presentation of the ventures’ operating information does not represent a legal claim.

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

	September 30, 2025			December 31, 2024
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	3,015	655	95.1%	2,981	644	95.4%
Unconsolidated	2,440	553	95.4%	2,423	548	96.6%
Total	5,455	1,208	95.3%	5,404	1,192	95.9%

Index

Below are the key leasing metrics of our O&M operating portfolio.

70
60
50
40
30
80%
60%
40%
20%
0%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Square feet
Net effective rent change
Trailing net effective rent change (2)

Turnover Costs on Leases Commenced [3]

$4.00
$3.25
$2.50
$1.75
$1.00
12%
9%
6%
3%
0%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
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

We define our same store population for the three months ended September 30, 2025 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2024 and owned throughout the same three-month period in both 2024 and 2025. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2024) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

			Percentage
	2025	2024	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$2,054	$1,897
Rental expenses	(485)	(427)
Consolidated Property NOI	$1,569	$1,470

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(221)	(146)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	922	861
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(729)	(702)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,541	$1,483	3.9%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(121)	(132)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(31)	(23)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	27	18
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,416	$1,346	5.2%

(1)
We exclude properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the periods and properties acquired or disposed of to third parties during the periods. We also exclude one-time items due to early lease terminations, including termination fees received from customers and the write-off of related lease assets and liabilities, that are not indicative of the property’s recurring operating performance in order to evaluate the growth or decline in each property's rental revenues. Same Store Property NOI is adjusted to include an allocation of property management expenses for our consolidated properties based on the property management services provided to each property (generally, based on a percentage of revenues). On consolidation, these amounts are eliminated and the actual costs of providing property management and leasing services are recognized as part of our consolidated rental expense.

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at September 30, 2025 to the Property NOI for both periods, including the properties contributed during the periods. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

We recognized net earnings from unconsolidated entities, which are primarily accounted for using the equity method, of $268 million and $260 million for the nine months ended September 30, 2025 and 2024, respectively.

See the discussion of our unconsolidated entities above in the Strategic Capital Segment discussion and in Note 3 to the Consolidated Financial Statements for a further breakdown of our share of net earnings recognized.

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2025	2024
Gross interest expense	$753	$656
Amortization of debt discount and debt issuance costs, net	64	59
Capitalized amounts	(75)	(83)
Net interest expense	$742	$632
Weighted average effective interest rate during the period	3.2%	3.1%

Interest expense increased during the nine months ended September 30, 2025, as compared to the same period in 2024, principally due to the issuance of senior notes to finance our acquisition and development activities and higher interest rates on new issuances. We issued $2.9 billion of senior notes during the nine months ended September 30, 2025 and $4.2 billion during the year ended December 31, 2024, with a weighted average interest rate of 4.3% and 4.8%, respectively, at the issuance date.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net

Given the global nature of our operations, we are exposed to foreign currency exchange risk related to investments in and earnings from our foreign investments. We primarily hedge our foreign currency risk related to our investments by borrowing in the currencies in which we invest thereby providing a natural hedge. We have issued debt in a currency that is not the same functional currency of the borrowing entity and have designated a portion of the debt as a nonderivative net investment hedge. We recognize the remeasurement and settlement of the translation adjustment on the unhedged portion of the debt and accrued interest in unrealized gains or losses. We may use derivative financial instruments to manage foreign currency exchange rate risk related to our earnings. We recognize the change in fair value of the undesignated derivative contracts in unrealized gains and losses. Upon settlement of these transactions, we recognize realized gains or losses.

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $54 million in losses and $63 million in gains for the nine months ended September 30, 2025 and 2024, respectively. Included in these amounts was interest income earned on short-term investments.

The following table details our foreign currency and derivative gains (losses), net for the nine months ended September 30 included in earnings (in millions):

	2025	2024
Realized foreign currency and derivative gains (losses), net:
Gains (losses) on the settlement of undesignated derivatives	$16	$50
Gains (losses) on the settlement of transactions with third parties	-	(1)
Total realized foreign currency and derivative gains (losses), net	16	49

Unrealized foreign currency and derivative gains (losses), net:
Gains (losses) on the change in fair value of undesignated derivatives and unhedged debt	(166)	(44)
Gains (losses) on remeasurement of certain assets and liabilities	10	(17)
Total unrealized foreign currency and derivative gains (losses), net	(156)	(61)
Total foreign currency and derivative gains (losses), net	$(140)	$(12)

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

The following table summarizes our income tax expense (benefit) for the nine months ended September 30 (in millions):

	2025	2024
Current income tax expense (benefit):
Income tax expense (benefit)	$119	$71
Income tax expense (benefit) on dispositions	5	7
Total current income tax expense (benefit)	124	78

Deferred income tax expense (benefit):
Income tax expense (benefit)	(3)	2
Total deferred income tax expense (benefit)	(3)	2
Total income tax expense (benefit)	$121	$80

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes we earned during the period. We had net earnings attributable to noncontrolling interests of $155 million and $153 million for the nine months ended September 30, 2025 and 2024, respectively. Included in these amounts were $48 million and $61 million for the nine months ended September 30, 2025 and 2024, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the nine months ended September 30, 2025 and 2024, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

See Note 9 to the Consolidated Financial Statements for more information on changes in other comprehensive income and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, are similar to the changes for the nine-month periods ended on the same dates.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We believe our ability to generate cash from operating activities, distributions from our co-investment ventures, contributions and dispositions of properties and available financing sources provides sufficient capacity to meet our anticipated future development, acquisition, operating, debt service, dividend and distribution requirements.

Index

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2025, 70 properties in our development portfolio were 48.1% leased with a current investment of $2.7 billion and a TEI of $4.7 billion when completed and leased, leaving $2.0 billion of estimated additional required investment);

•
development of new industrial properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures or sell to third parties, including the acquisition of land;

•
development of data centers, including capital for the acquisition of land, site preparation and power procurement activities to secure long-term energy capacity;

•
the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties and data centers;

•
capital expenditures and leasing costs on properties in our operating portfolio;

•
investments in renewable energy, energy storage and mobility infrastructure to serve our customers and achieve our sustainability goals;

•
repayment of debt and scheduled principal payments of $175 million in the remainder of 2025 and $2.3 billion in 2026;

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

•
available unrestricted cash balances ($1.2 billion at September 30, 2025);

•
available capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($6.3 billion available at September 30, 2025), including our commercial paper programs; and

•
proceeds from the issuance of debt.

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

Index

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2025			December 31, 2024
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,841	5.2%	3.1%	$1,715	5.6%
Canadian dollar	4.5%	1,768	5.0%	4.7%	1,262	4.1%
Euro	2.2%	12,291	34.8%	2.1%	9,900	32.1%
Japanese yen	1.2%	3,110	8.8%	1.1%	2,911	9.4%
U.S. dollar	4.1%	15,734	44.6%	4.1%	14,458	46.8%
Other	3.8%	559	1.6%	3.6%	633	2.0%
Total debt (1)	3.2%	$35,303	100.0%	3.1%	$30,879	100.0%

(1)
The weighted average remaining maturity for total debt outstanding at both September 30, 2025 and December 31, 2024 was 9 years.

At September 30, 2025, our credit ratings were A from Standard and Poor's and A2 from Moody's, both with stable outlooks. These ratings support our ability to access capital at favorable interest rates. Adverse changes to our credit ratings could negatively affect our business and our future growth, particularly our refinancing and capital markets activities, our ability to manage debt maturities and our development and acquisition plans. A securities rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time by the issuing agency.

At September 30, 2025, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants, such as maintaining debt service coverage, leverage and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at September 30, 2025 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Targeted U.S. Logistics Fund	$-	$43	$43	2028 (2)
Prologis Brazil Logistics Venture	34	138	172	2026
Prologis European Logistics Fund	-	91	91	2028 (2)
Prologis Japan Core Logistics Fund	89	455	544	2033
Prologis China Logistics Venture	71	404	475	2025 – 2028
Total	$194	$1,131	$1,325

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at September 30, 2025.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Index

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2025	2024
Net cash provided by (used in) operating activities	$3,850	$3,577
Net cash provided by (used in) investing activities	$(3,656)	$(3,419)
Net cash provided by (used in) financing activities	$(345)	$92
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(133)	$250

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the nine months ended September 30, 2025 and 2024:

•
Real Estate Segment. We generate the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $531 million and $470 million in 2025 and 2024, respectively.

•
Strategic Capital Segment. We also generate operating cash through the fee revenue from our Strategic Capital Segment by providing asset management and property management and other services to our unconsolidated co-investment ventures. See the Results of Operations section above for the key drivers of the net revenues from our Strategic Capital Segment. Included in Strategic Capital Revenues in the Consolidated Statements of Income are the promotes we earn from the third-party investors in our co-investment ventures, which are recognized in operating activities in the period the cash is received, generally the quarter after the revenue is recognized.

•
G&A expenses and equity-based compensation awards. We incurred $333 million and $316 million of G&A expenses in 2025 and 2024, respectively. We recognized equity-based, noncash compensation expenses of $142 million and $164 million in 2025 and 2024, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $455 million and $417 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2025 and 2024, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $711 million and $573 million in 2025 and 2024, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $106 million and $105 million in 2025 and 2024, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in real estate development, acquisitions and capital expenditures as discussed above. This activity includes land for future development, operating properties, other real estate assets and real estate portfolios. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the nine months ended September 30, 2025 and 2024:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $51 million and $480 million in 2025 and 2024, respectively, representing our proportionate share, for the acquisition of properties, development and repayment of debt by the ventures. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $76 million and $54 million in 2025 and 2024, respectively, representing our proportionate share. Included in these

Index

amounts were distributions from venture activities, including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from (payments on) the settlement of net investment hedges. We made net payments of $14 million and received net proceeds of $11 million for the settlement of net investment hedges in 2025 and 2024, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

•
Purchase of short-term investments. We invested €150 million ($177 million at September 30, 2025) of cash into a short-term money market with a maturity of four months during the nine months ended September 30, 2025.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):

	2025	2024
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$209	$329
Secured mortgage debt	-	89
Term loans	-	500
Total	$209	$918

Proceeds from the issuance of debt
Secured mortgage debt	$3	$6
Senior notes	2,932	4,149
Term loans	20	129
Total	$2,955	$4,284

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $9.7 billion at September 30, 2025. These ventures had total third-party debt of $18.6 billion at September 30, 2025 with a weighted average remaining maturity of 6 years and weighted average interest rate of 3.4%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 29.1% at September 30, 2025 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2025, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

Outstanding Common Shares and Units Eligible for Dividends and Distributions

At September 30, 2025 the total outstanding shares of the Parent's common stock and common limited partnership units in the OP eligible for dividends and distributions were as follows (in thousands):

Shares/Units
Common shares outstanding	928,664
Common limited partnership units outstanding	22,036
Total outstanding common shares and units eligible for dividends and distributions	950,700

Index

We paid quarterly cash dividends of $1.01 and $0.96 per common share in each of the first three quarters of 2025 and 2024, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend.

Class A common limited partnerships units ("Class A Units") Dividends

The Class A Units in the OP are entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units receive a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in each of the first three quarters of 2025 and 2024. During the three and nine months ended September 30, 2025, the majority of the Class A Units in the OP were converted to common limited partnership units in the OP.

Preferred Stock Dividends

At September 30, 2025, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Limitations on the use of our FFO measures

While we believe our modified FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. We do not use NAREIT’s nor our measures of FFO as alternatives to net earnings computed under GAAP or as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

Index

We compensate for the limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures from consolidated net earnings attributable to common stockholders computed under GAAP for the nine months ended September 30 as follows (in millions):

	2025	2024
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$1,924	$2,448

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,897	1,870
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(115)	(651)
Adjustments related to noncontrolling interests	(49)	(31)
Our proportionate share of adjustments related to unconsolidated entities	423	333
NAREIT defined FFO attributable to common stockholders/unitholders	$4,080	$3,969

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	155	61
Deferred income tax expense (benefit)	(3)	2
Our proportionate share of adjustments related to unconsolidated entities	(3)	(3)
FFO, as modified by Prologis attributable to common stockholders/unitholders	$4,229	$4,029

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(53)	(160)
Current income tax expense (benefit) on dispositions	4	7
Losses (gains) on early extinguishment of debt, net	-	(1)
Adjustments related to noncontrolling interests	3	-
Our proportionate share of adjustments related to unconsolidated entities	(5)	(5)
Core FFO attributable to common stockholders/unitholders	$4,178	$3,870

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at September 30, 2025. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily mitigate this risk by borrowing in the currencies where we invest, creating a natural hedge. In addition, we use derivative financial instruments, such as foreign currency contracts designated as net investment hedges, which offset translation adjustments on the net assets of our foreign investments. At September 30, 2025, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Index

For the nine months ended September 30, 2025, $507 million or 7.8% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At September 30, 2025, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.6 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $164 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At September 30, 2025, $34.6 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At September 30, 2025, $1.3 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at September 30, 2025 (dollars in millions):

	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$128	$1,540	$2,041	$2,647	$28,209	$34,565	$32,126
Weighted average interest rate (1)	4.0%	3.3%	2.2%	3.2%	3.3%	3.2%

Variable rate debt
Credit facilities	$-	$-	$225	$-	$-	$225	$225
Secured mortgage debt	47	-	-	-	-	47	47
Term loans	-	718	5	82	219	1,024	1,024
Total variable rate debt	$47	$718	$230	$82	$219	$1,296	$1,296

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

At September 30, 2025, the weighted average effective interest rate on our variable rate debt was 2.9% which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at September 30, 2025. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million for the quarter ended September 30, 2025, which equates to a change in interest rates of 29 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), at September 30, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act at September 30, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At September 30, 2025, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2025, we issued 0.6 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. pursuant to the terms of the limited partnership agreement of Prologis, L.P. These issuances were made in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

4.1	Form of Officers’ Certificate related to the 3.250% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on September 22, 2025).
4.2	Form of 3.250% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on September 22, 2025).
4.3	Form of Officers’ Certificate related to the 3.875% Notes due 2037 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on September 22, 2025).
4.4	Form of 3.875% Notes due 2037 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on September 22, 2025).
15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: October 28, 2025