Form 10-K
period 2025-12-31
Prologis, Inc.; Prologis, L.P.
filed 2026-02-13
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

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

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2025 the aggregate market value of the voting common equity held by nonaffiliates of Prologis, Inc. was $97,322,102,425.

The number of shares of Prologis, Inc.’s common stock outstanding at February 11, 2026, was approximately 929,559,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2026 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

Auditor Name: KPMG LLP Auditor Location: Denver, CO Auditor Firm ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At December 31, 2025, the Parent owned a 97.71% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.29% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “aims,” and “estimates,” including variations of such words and similar expressions, are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, including data center developments and power procurement related thereto, contribution and disposition activity, general conditions in the geographic areas where we operate, expectations regarding new lines of business, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures or form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in and management of our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; and (x) those additional factors discussed under Part I, Item 1A. Risk Factors in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

THE COMPANY

Prologis is the global leader in logistics real estate, operating in high-barrier, high-growth markets across 20 countries on four continents. Our portfolio is concentrated in key commercial hubs, strategically located near end consumers to enable the efficient flow of goods. We own, manage and develop high-quality logistics facilities and deliver integrated infrastructure solutions that optimize how our customers operate within our buildings. Our services address the evolving needs of modern supply chains, including the growing convergence of physical, digital and energy infrastructure, as logistics facilities increasingly support power and data-intensive operations. Consistent with this strategy, we are leveraging our development capabilities, energy solutions and strategic locations to deliver digital infrastructure requirements through selective development of data centers.

Logistics real estate demand is driven by the essential role supply chains play in the global economy and heightened by several long-term structural factors. These include: (i) customers repositioning their supply chains to meet rising e-commerce penetration and service expectations; (ii) growth in global consumption; (iii) an increased focus on supply chain efficiency and resiliency; and (iv) the need for modern, well-located facilities to support evolving distribution and fulfillment requirements. We believe these factors will continue to support demand for logistics space and relatively low vacancy rates over the long term. In the near term, while economic uncertainty related to trade tensions and shifting policies has increased, our proprietary metrics and customer dialogue indicate that customers are engaged and moving forward with real estate decisions.

Our teams actively manage our portfolio by delivering comprehensive real estate services, including leasing, property management, development, acquisition and disposition expertise. We invest significant capital into new properties through acquisition and development activity, including build-to-suit development, speculative development and redevelopment of properties into industrial properties and data centers. Proceeds from property dispositions, typically through contributions of newly developed properties to our co-investment ventures, data center sales or sales of non-strategic assets to third parties, allow us to recycle capital back into our ongoing investment activities, providing the ability to realize long-term value creation.

While the majority of our properties in the U.S. are wholly owned, we also hold significant ownership interest in properties both in the U.S. and internationally through our investment in co-investment ventures. Partnering with many of the world’s largest institutional investors through co-investment ventures broadens our access to capital, and allows us to expand our investment capacity and enhance and diversify our returns, while mitigating our exposure to foreign currency movements.

Our scale and customer-focused strategy have driven us to expand the services we offer. Our 1.3 billion square foot portfolio serves as the foundation for a comprehensive platform of solutions that address the challenges our customers face in global fulfillment today. Through Prologis Essentials, we deliver solutions to support our customers’ operational, energy and sustainability needs. Our customer experience teams, proprietary technology and strategic partnerships are central to every aspect of the Prologis Essentials platform. These resources allow us to provide customers with differentiated insights and infrastructure solutions to help them advance sustainability goals and improve operational efficiency. We have more than 1 gigawatt of solar generation and storage capacity on our O&M portfolio, including Prologis and third-party owned projects. In addition, the principles of environmental, social and governance ("ESG") are embedded in our business strategy through an integrated approach to global impact and sustainability, which we believe creates value for our customers, investors, employees and communities.

Our Global Presence

At December 31, 2025, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.3 billion square feet across the following geographies:

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

Our business comprises two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments over the last three years (in millions):

Real Estate Segment – Rental Operations

NOI [1]

$8,000
$6,000
$4,000
$2,000
$0
2023
2024
2025

Real Estate Segment – Development

Development Stabilizations [(2)]

$5,000
$3,750
$2,500
$1,250
$0
2023
2024
2025
U.S.
Outside the U.S.

Strategic Capital Segment

NOI [(1)(3)]

$1,000
$750
$500
$250
$0
2023
2024
2025
Net promote income

(1)
NOI from the Real Estate Segment is calculated directly from the Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. NOI from the Strategic Capital Segment is calculated directly from the Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses.

(2)
A developed property moves into the operating portfolio when it meets our definition of stabilization, which is the earlier of when a property that was developed has been completed for one year or is 90% occupied. Amounts represent our total expected investment (“TEI”) upon stabilization, which includes the estimated cost of development or expansion, including land, construction and leasing costs.

(3)
Net promote income (expense) is promote revenue earned from third-party investors during the period, net of related cash and stock compensation expenses, and taxes and foreign currency derivative gains and losses, if applicable. In 2025, we had net promote expense primarily from amortization of stock compensation issued to employees related to promote income recognized in prior periods.

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our reportable segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Through our global footprint, we have a diversified lease portfolio and our revenues from in-place leases are contractual with fixed or inflation-linked escalations. For leases commenced in 2025, the weighted average lease term in our consolidated operating portfolio was 70 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents upon lease expiration. We believe our active portfolio management, combined with the skills of our property management, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Our development business provides the opportunity to profitably build modern logistics facilities that address the evolving requirements of our customers while deepening our presence in our target markets. We are also selectively expanding our development activities to include data centers in certain markets, by focusing on procuring power and securing build-to-suit lease transactions. We believe we have a competitive advantage due to: (i) the strategic locations of our buildings and land sites; (ii) the multidisciplinary expertise of our teams; (iii) the depth of our customer relationships; (iv) our ability to secure and grow access to power; (v) our procurement capabilities that enable us to secure high-demand data center equipment; and (vi) our ability to procure high demand construction materials at a lower cost. Successful development projects contribute significantly to earnings growth as they are leased, begin generating income and increase the value of our Real Estate Segment. In general, we develop properties in the U.S. to hold for the long term or to contribute to our unconsolidated co-investment ventures, and outside the U.S. primarily to contribute to these ventures.

Strategic Capital Segment

We partner with many of the world’s largest institutional investors through co-investment ventures. The business is capitalized through private and public equity, and is comprised of 94% open-ended ventures, long-term ventures and three publicly traded vehicles: (i) Nippon Prologis REIT, Inc. in Japan; (ii) China AMC Prologis Logistics REIT in China; and (iii) FIBRA Prologis in Mexico (which controls and owns more than 99% of Terrafina, also a publicly traded FIBRA). We align our interests with our partners by holding significant ownership interests in the co-investment ventures. Ten of the co-investment ventures are unconsolidated entities, and one is consolidated, with our ownership in the co-investment ventures ranging from 15% to 55%. This structure allows us to reduce our exposure to foreign currency fluctuations for non-U.S. investments. Management of the unconsolidated co-investment ventures comprises our Strategic Capital Segment.

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

Weighted Average Net Effective Rent [(1)] Change
based on our ownership share

100%
75%
50%
25%
0%
2023
2024
2025

Value Creation from Consolidated Development Stabilizations (in millions)
$1,200
$900
$600
$300
$0
2023
2024
2025
U.S.
Outside the U.S.

Strategic Capital Segment Fees and Promote Revenues (in millions)
$1,200
$900
$600
$300
$0
2023
2024
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

•
Rent Growth. As a result of several years of market rent increases, our in-place leases have considerable upside potential to capture higher rents and drive future organic NOI growth. This is evident in the positive rent change we have experienced in every quarter since 2013. For lease rollovers during 2025, the increases to market on our share of the O&M portfolio resulted in increases of approximately 50% on net effective rents. We estimate that our share of the remaining lease mark-to-market is approximately 18% (on an NER basis), which represents the amount by which current market rents exceed our in-place rents based on our share of the O&M portfolio at December 31, 2025. This lease mark-to-market has remained meaningfully positive despite recent quarters of lower or even negative market rental growth, reflecting the accumulated rent growth embedded in our in-place leases remaining to be realized. As a result, even without further market rent increases, we expect lease renewals to drive higher rental income over the coming years.

•
Value Creation from Development. Our global development program serves as a profitable way to expand our portfolio, build scale, serve customers and create value for investors. We create these opportunities by sourcing land either through direct ownership, option strategies or Covered Land Plays ("CLPs"), which have intent for future redevelopment. We primarily develop in our existing markets, focusing on logistics facilities while also pursuing higher-and-better-use conversions, such as data centers. A key enabler of these conversions is our energy procurement strategy. By leveraging our scale and relationships with utilities and energy providers, we are advancing on our strategy to secure reliable access to power that enhances the value of our land portfolio and enables us to convert select logistics sites into energy-ready data center developments and capture meaningful value creation consistent with our broader redevelopment strategy. We expect our development activities to increase in the coming year.

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $37.3 billion ($42.6 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to capture the value creation principally through gains realized upon contributing these properties to unconsolidated co-investment ventures and through increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. Our co-investment ventures provide third-party capital that enables us to grow our O&M portfolio, help self-fund our development activity through the sale or contribution of newly developed assets to these vehicles and generate substantial management fees. We raise capital to support the long-term growth of these ventures while maintaining significant investments of our own. At December 31, 2025, the gross book value of the operating portfolio held by our ten unconsolidated co-investment ventures was $62.4 billion across an aggregate of 562 million square feet. We plan to grow this business and increase revenues by increasing our assets under management in existing and new ventures.

Consolidated Debt and Weighted Average Effective Interest Rate (dollars in millions)

$40,000
$30,000
$20,000
$10,000
$0
4.0%
3.0%
2.0%
1.0%
0.0%
2023
2024
2025
Consolidated debt at year-end
Weighted average effective interest rate during the year

G&A Expenses [1] as a % of Investments in Real Estate

0.8%
0.6%
0.4%
0.2%
0.0%
2023
2024
2025
G&A as % of consolidated portfolio
Adjusted G&A as % of O&M portfolio

(1)
General and Administrative ("G&A") Expenses is a line item in the Consolidated Financial Statements. Adjusted G&A expenses is calculated from our Consolidated Financial Statements as G&A Expenses and Strategic Capital Expenses, less expenses under the Prologis Promote Plan (“PPP”) and property-level management expenses for the properties owned by the ventures.

•
Balance Sheet Strength. We have a long standing strategy to build and maintain a strong, flexible balance sheet by using conservative levels of financial leverage. At December 31, 2025, the weighted average remaining term of our consolidated debt was 9 years and the weighted average interest rate was 3.2%. At December 31, 2025, we had total available liquidity of $7.6 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. Our low leverage, available liquidity and investment capacity in the co-investment ventures position us to capitalize on opportunistic value-added investments as they arise.

•
Our Scale Drives Efficiency. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental G&A expenses, allowing us to focus additions to our workforce in growth areas of the business. Over time, we believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate.

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

Competition

Real estate ownership is highly fragmented, and we face competition from many owners and operators. Competitively priced logistics space could impact our occupancy rates and limit the rents we can charge, which in turn could affect our operating results, particularly during periods of economic uncertainty or elevated new supply. We also face competition in our capital deployment business from regional, national and global operators and developers, and in our strategic capital business from investment and asset managers seeking institutional capital.

Despite this competitive environment, our global reach and local market knowledge, developed over the years, provide us with distinct competitive advantages, including the following:

•
a portfolio of properties strategically located in markets with high population densities, growing consumption and significant barriers to entry, typically near major labor pools and extensive transportation infrastructure, including our Last Touch® facilities;

•
the ability to leverage the scale and structure of our 1.3 billion square foot O&M portfolio to provide multi-market customers with a single point of contact through our in-house global Customer Led Solutions Team to address their needs;

•
services and solutions offered through Prologis Essentials to assist our customers with their operational, energy and sustainability needs and at the same time enhancing the value of our real estate;

•
strategically located, global land and redevelopment sites with the potential to support $42.6 billion of TEI in new logistics space on an O&M basis, including build-to-suit development and redevelopment into industrial properties or data centers;

•
capabilities to build new data centers and convert existing properties to data centers in key markets, with $686 million of TEI on an O&M basis currently under development;

•
local teams with the expertise, experience and relationships to lease our properties and deploy capital advantageously, supported by our in-house government and community affairs and entitlement teams;

•
development of logistics facilities with sustainable design features that meet customer needs for efficient, high-quality buildings while supporting their progress toward sustainability goals;

•
relationships and a successful track record with investors in our strategic capital business that is comprised of 94% open-ended ventures, long-term ventures and three publicly traded vehicles;

•
a market intelligence team that tracks business conditions in real time, allowing us to proactively pursue opportunities, respond to disruptions and create revenue-generating capabilities;

•
ongoing investment in technology and talent to support our sustainability objectives, including expansion of renewable energy initiatives and the integration of energy solutions across the portfolio;

•
an internal venture capital group, Prologis Ventures, which invests in growth stage companies innovating across the logistics sector; and

•
a strong balance sheet and credit ratings, complemented by significant liquidity, borrowing capacity and long-term fixed-rate debt at favorable rates.

Customers

At December 31, 2025, in our Real Estate Segment representing our consolidated properties, we had more than 4,000 customers occupying 649 million square feet of logistics operating properties (6,500 customers occupying 1.3 billion square feet for our O&M portfolio). Our broad customer base represents a spectrum of international, national, regional and local logistics users who operate across various industries, providing diverse goods to consumers throughout the globe.

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

Below are the primary categories of goods in our consolidated real estate properties at December 31, 2025:

(1)
Primary categories do not sum to 100% as the difference is attributable to customers that do not clearly fall into a single category. Additionally, primary categories are listed in order of the largest percentage of NER for each category type.

The following table details our top 25 customers for our consolidated and O&M real estate properties at December 31, 2025 (square feet in millions):

	Consolidated - Real Estate Segment			Owned and Managed
Top Customers	% of NER	Total Occupied Square Feet	Top Customers	% of NER	Total Occupied Square Feet
1. Amazon	6.3	35	1. Amazon	5.3	48
2. Home Depot	2.8	17	2. Home Depot	1.8	19
3. FedEx	1.8	7	3. FedEx	1.4	11
4. UPS	1.0	7	4. DHL	1.2	14
5. Walmart	0.8	5	5. DSV	1.2	14
6. GXO	0.8	5	6. Geodis	1.0	14
7. Geodis	0.7	6	7. GXO	0.9	10
8. Pepsi	0.7	4	8. UPS	0.9	10
9. DHL	0.7	3	9. CEVA Logistics	0.8	11
10. Lululemon	0.7	2	10. Walmart	0.7	9
Top 10 Customers	16.3	91	Top 10 Customers	15.2	160
11. GigaCloud	0.7	3	11. Kuehne + Nagle	0.7	8
12. DSV	0.7	3	12. Maersk	0.7	6
13. NFI Industries	0.7	3	13. Pepsi	0.5	5
14. Wayfair	0.6	6	14. Mercado Libre	0.5	6
15. Ryder	0.6	3	15. GigaCloud	0.4	3
16. Berkshire Hathaway	0.5	2	16. NFI Industries	0.4	4
17. Tesla	0.5	2	17. Ryder	0.4	4
18. Western Post	0.4	2	18. Lululemon	0.4	2
19. Maersk	0.4	2	19. Burlington Stores	0.4	3
20. Kellanova	0.4	3	20. Samsung	0.4	5
21. Imperial Dade	0.4	2	21. Wayfair	0.4	6
22. RONA	0.4	1	22. Tesla	0.3	2
23. The Clorox Company	0.4	3	23. ZOZO	0.3	5
24. OnTrac	0.4	1	24. Berkshire Hathaway	0.3	3
25. CEVA Logistics	0.3	3	25. Nippon Express	0.3	4
Top 25 Customers	23.7	130	Top 25 Customers	21.6	226

In our Strategic Capital Segment, we view our partners and investors as our customers. At December 31, 2025, we had 159 investors in our private equity ventures, several of which invest in multiple ventures.

Our People

Our people are the foundation of our business. They implement our strategy and create value for our customers and shareholders. We seek to recruit and retain talented employees with varied experiences and perspectives. The intent is to create an inclusive and high-performing culture where each employee can do their best work and drive our collective success.

The following charts display our workforce demographics by levels of seniority at December 31, 2025:

Women, 2025 (1)	People of Color (U.S. only), 2025 (1)

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

Providing our employees with learning and development opportunities through training, education and mentorship is critical to our continued ability to innovate. In 2025, more than 1,800 employees completed more than 14,400 hours of company-provided or company-sponsored learning and development training.

We provide opportunities for our employees to share their insights and perspectives on our company and their work experience. Our most recent employee engagement survey, completed in September 2025, had a participation rate of 92%, with an engagement level of 85% based on respondents' positive responses to the questions that comprise our engagement driver index.

We strive to cultivate a healthy and safe working environment for our employees. We provide workplace flexibility with accountability as determined by role. We continue to attract and retain talent in the industry through competitive compensation, a robust benefits package, pathways to career advancement, talent recognition and individual development planning. We conduct annual pay equity analyses and aim to address differences in compensation not explained by relevant job factors.

The following table summarizes our total number of employees at December 31, 2025:

Geographies
U.S. (1)	1,649
Other Americas	210
Europe	657
Asia	286
Total	2,802

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

Environmental Sustainability

We develop modern and efficient buildings with state-of-the-art technology to stay ahead of our customers’ needs, advance our ability to meet future structural, transportation and energy requirements, and make progress on our own sustainability goals and objectives. This includes new development and redevelopment of buildings that align with leading sustainable building standards and the implementation of solutions and services such as onsite solar generation, energy storage, heat pumps, cool roofs, LED lighting, EV charging stations and other mobility solutions, recycling and xeriscaping. We regularly talk with customers about how Prologis can work with them to enhance the sustainability of their operations. We believe these services and solutions can deliver operational efficiencies, reduce energy and water consumption and decrease greenhouse gas emissions within our customers’ operations and across our own portfolio.

We committed to: (i) installing LED lighting within 100% of our eligible new developments and redevelopments and across 80% of our eligible O&M operating properties by 2025; (ii) achieving 1 gigawatt of solar generation and storage capacity by 2025 on our O&M portfolio, including Prologis and third-party owned projects; and (iii) obtaining sustainable building certifications for 100% of our eligible new developments and redevelopments. We believe our Prologis Essentials LED and SolarSmart solutions, which provide our customers with energy solutions and savings through efficient lighting and solar panels on our rooftops, help reduce the environmental footprint of our customers and accelerate our progress in these areas.

In 2025, we met these goals. We installed or were scheduled to install LED lighting within 100% of our eligible new developments and redevelopments and across approximately 83% of our eligible logistics facilities (based on square feet) within our O&M operating properties at December 31, 2025. At December 31, 2025, we had 1.1 gigawatts of solar generation and storage capacity on our O&M portfolio, including Prologis and third-party owned projects. To fund our sustainable development activities, we utilized the proceeds from certain senior notes issuances to finance green projects eligible under our green bond framework. For development properties in our O&M portfolio that were approved by our Investment Committee after June 2021 and that reached stabilization during 2025, we certified 62% of our eligible developments and redevelopments with sustainable building certifications and 38% were scheduled for sustainable building certification, totaling 100% of eligible developments and redevelopments.

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

For our customers, where recruitment and retention of logistics talent is a key challenge, we are helping build a talent pipeline through our Community Workforce Initiative (“CWI”), founded in 2018. The CWI is a talent development program that advances the skills and capabilities of logistics talent, with an emphasis on revitalizing career pathways and creating economic opportunities in the communities where we operate. In 2018, we set a goal to train 25,000 individuals by 2025 by partnering with leading public sector organizations and leveraging digital learning technologies to develop innovative training solutions. We met this goal in 2023, two years early, and have continued to train individuals since achieving it.

Beginning in 2019, we committed to spending 75,000 hours supporting our local communities by 2025. To achieve this goal, we enable our employees to spend 40 working hours a year to volunteer, including at our company-sponsored day of service where employees around the globe volunteer on projects to help in their local communities. At December 31, 2025, we surpassed this goal by reaching a total of 96,000 hours. In addition, we encourage our employees to support their local communities outside of working hours with our Dollars for Doers and other matching gifts programs, through which Prologis donates to eligible charities and non-profit organizations based on employees’ personal volunteer hours or dollar donations.

Governance Practices

We strive to promote a culture of uncompromising integrity, including through our governance practices and corporate oversight. Our Board independence and diversity, open communication with our stockholders and risk management framework that supports our investment and process decisions, all serve to mitigate risk and preserve value for our company.

Over the past eleven years we have onboarded nine new directors with a breadth of experience, increasing the ethnic, gender and geographical diversity of the Board. The charters of our Board Governance and Nomination Committee and Talent and Compensation Committee provide that such committees have specific oversight over global impact and sustainability matters and inclusion and diversity matters, respectively.

The strength of our balance sheet and credit ratings, dedication to proactive risk mitigation and engagement with our employees through ethics and anti-corruption training protects the financial, operational and reputational resilience of our company. Our global risk management team works with our Board to conduct regular enterprise-wide risk assessments to ensure proper oversight over real estate, financial and emerging risks across our global organization. We remain committed to ensuring that 100% of our employees complete ethics training annually, a commitment we continued to achieve in 2025. Along with this commitment, our employees completed more than 4,100 hours of information technology security, workplace safety, compliance and other ethics training in 2025. Our approach is reinforced by our Code of Ethics and Business Conduct, as described above.

ENVIRONMENTAL MATTERS

By the nature of our industry, we are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect beyond amounts recorded at December 31, 2025. See further discussion in Item 1A. Risk Factors and Note 15 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

GOVERNMENTAL MATTERS

Given the global nature of our business, we are subject to various regulatory requirements, tax and other laws as well as exposed to economic and geopolitical matters such as taxes, tariffs, trade wars and laws within the countries in which we operate and unexpected changes in these items may result in unanticipated losses, adverse tax consequences and affect our operating results and financial condition. Changes in global business operations, such as the increasing adoption of artificial intelligence ("AI"), despite human oversight, may also adversely impact our business, financial condition or results of operations. In addition, we may be impacted by the ability of our non-U.S. subsidiaries to distribute or otherwise transfer cash among our subsidiaries due to currency exchange control regulations and transfer pricing regulations. The impact of regional or country-specific economic instability, including government shutdowns or other internal trade alliances or agreements could also have a material adverse effect on our business, financial condition or results of operations. See further discussion in Item 1A. Risk Factors.

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

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our business and financial condition, including but not limited to, our financial position, results of operations, cash flow, ability to make distributions and payments to security holders and the market value of our securities. These risks relate to Prologis as well as our investments in consolidated and unconsolidated entities and include among others, (i) risks related to our global operations; (ii) risks related to our business; (iii) risks related to financing and capital; and (iv) risks related to income taxes.

Risks Related to our Global Operations

As a global company, we are subject to social, geopolitical and economic risks associated with conducting business in many countries and our results of operations and financial condition may be materially and adversely affected.

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During 2025, we generated approximately $788 million, or 9.0% of our consolidated revenues, from operations outside the U.S. Circumstances and developments related to international operations that could negatively impact us include, but are not limited to, the following factors:

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

•
changes in technological advances, including the increasing adoption of AI;

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

We hold significant real estate investments in international markets where the U.S. dollar is not the functional currency. At December 31, 2025, approximately $13.7 billion, or 13.8% of our total consolidated assets, were invested in a currency other than the U.S. dollar, principally the British pound sterling, Canadian dollar, euro and Japanese yen. For the year ended December 31, 2025, $432.8 million, or 6.6% of our total consolidated segment NOI, was denominated in a currency other than the U.S. dollar. See Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information on these amounts. As a result, we are exposed to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. While we endeavor to manage this risk through our hedging and financing activities, a significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our business and, specifically, our U.S. dollar reported financial position and results of operations.

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

At December 31, 2025, 30.6% of our consolidated operating properties or $24.7 billion (based on consolidated gross book value, or investment before depreciation) were located in California (Central Valley, San Francisco Bay Area and Southern California markets), which represented 23.6% of the aggregate square footage of our operating properties and 31.9% of our consolidated operating property NOI. Our revenues from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for logistics properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the investment we have located in California, a downturn in California’s economy or real estate conditions, including state income tax and property tax laws, could adversely affect our business.

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

Our O&M portfolio, which includes our consolidated properties and properties owned by our unconsolidated co-investment ventures, has concentrations of properties in the same markets mentioned above, as well as in markets in Germany, Japan, Mexico and the U.K., and are subject to the economic conditions in those markets.

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

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. At December 31, 2025, our top 10 customers accounted for 16.3% of our consolidated NER and 15.2% of our O&M NER. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

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

We have acquired properties and will continue to acquire properties through the direct acquisition of real estate, the acquisition of entities that own real estate or through additional investments in co-investment ventures that acquire properties. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. When we acquire properties, we may face risks associated with entering a new market such as a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. Additionally, there is, and we expect that there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities. The acquired properties or entities may be subject to liabilities, including tax liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on our new ownership of any of these entities or properties, then we may have to pay substantial sums to settle it.

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

•
we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other permits, authorizations and agreements from governmental authorities or utilities for our development projects, including as related to obtaining sufficient or reliable power for our data centers;

•
we may incur higher construction and other costs for our development projects, due primarily to this inflationary environment, along with the evolving technological demands for data centers, which are more power-intensive, or additional costs related to regulation that exceed our estimates and projects may not be completed, delivered or stabilized as planned due to defects or other issues;
•
even if power is secured for our data center developments, unanticipated disruptions to the supply of such power (including initial delivery delays) or increases in the cost of such power due to impacts from local regulatory changes, availability of fuel sources, or natural disasters, could impact our ability to lease or sell such assets as intended;

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

At December 31, 2025, we had investments in co-investment ventures, both public and private, that owned real estate with a gross book value of approximately $73.8 billion. Our organizational documents do not limit the amount of available funds that we may invest in these ventures, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from our existing or future investments. The same factors that impact the valuation of our consolidated portfolio, as discussed above, also impact the portfolios held by the co-investment ventures and could result in other than temporary impairment of our investment and a reduction in fee revenues.

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

We generally seek to maintain sufficient influence over our co-investment ventures to permit us to achieve our business objectives; however, we may not be able to continue to do so indefinitely. We have formed publicly traded investment vehicles, such as Nippon Prologis REIT, Inc., China AMC Prologis Logistics REIT and FIBRA Prologis, for which we serve as sponsor or manager. These entities bear their own risks related to trading markets, foreign currency exchange rates and market demand. We have contributed, and may continue to contribute assets into such vehicles. There is a risk that our managerial relationship may be terminated.

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

Our business and operations could suffer in the event of system failures, cybersecurity attacks or risks associated with AI.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, adverse impacts of AI, telecommunication failures and cybersecurity attacks, such as malware, ransomware, or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may incur additional costs for remediation caused by such disruptions. Third-party security events at vendors, sub-processors, and service providers could also impact our data and operations through unauthorized access to information or disruption of services which may ultimately result in losses. Despite training, detection systems and response procedures, an increase in email attacks (phishing and business email compromise) and the rise in use of AI tools may create disruption to our business, financial and reputational risk.

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

We and our unconsolidated co-investment ventures carry insurance coverage including property damage and rental loss insurance resulting from certain perils such as fire and additional perils as covered under an extended coverage policy, namely windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our co-investment ventures are adequately insured. Certain losses, however, including losses from earthquakes, acts of war, acts of terrorism or riots and pandemics, generally are not insured against or not fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and future revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

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

At December 31, 2025, our credit ratings were A from Standard and Poor's and A2 from Moody's, both with stable outlooks. A securities rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time by the issuing agency.

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

Prologis, Inc. elected to be taxed as a REIT under Sections 856 through 860 of the IRC commencing with the taxable year ended December 31, 1997. We believe Prologis, Inc. has been organized and operated to qualify as a REIT under the IRC and believe that the current organization and method of operation comply with the rules and regulations promulgated under the IRC to enable Prologis, Inc. to continue to qualify as a REIT. However, it is possible that we are organized or have operated in a manner that would not allow Prologis, Inc. to qualify as a REIT, or that our future operations could cause Prologis, Inc. to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some annually and others on a quarterly basis) established under highly technical and complex sections of the IRC for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT, Prologis, Inc. must derive at least 95% of its gross income in any year from qualifying sources. In addition, Prologis, Inc. must pay dividends to its stockholders aggregating annually at least 90% of its taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. Historically, we have satisfied these distribution requirements by making cash distributions to our stockholders, but we may choose to satisfy these requirements by making distributions of cash, stock or other property. The provisions of the IRC and applicable Treasury regulations regarding qualification as a REIT are more complicated for Prologis, Inc. because we hold substantially all of our assets through the OP.

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

The processes implemented by our IT leadership and IRT to oversee and identify cybersecurity risks are based on the Prologis Information Security Policy governed by the United States National Institute of Standards and Technology Cybersecurity Framework. The framework focuses on six key categories of cybersecurity risk management and governance: (i) govern: establish and monitor risk management strategy, expectations and policies to ensure accountability and informed decision-making across the organization; (ii) identify: develop an organizational understanding to manage cybersecurity risk to systems, people, assets, data and capabilities; (iii) protect: develop and implement appropriate safeguards to ensure delivery of critical services; (iv) detect: develop and implement appropriate activities to identify the occurrence of a cybersecurity event; (v) respond: develop and implement appropriate activities to take actions regarding a detected cybersecurity incident; and (vi) recover: develop and implement appropriate activities to maintain plans for resilience and to restore any capabilities or service that were impaired due to a cybersecurity incident. This framework is utilized within our organization as part of an integrated risk management program that involves participation from employees, to our Board and third-party service providers, with whom we have protocols in place to mitigate cybersecurity incident risks within our supply chain through the products and services we provide and use. Additionally, all employees and contractors are required to attend mandatory cybersecurity training on an annual basis.

Our IT leadership reports to the Board on an annual basis on cybersecurity matters and, as necessary, when incidents arise in accordance with our cybersecurity incident communication protocols. Our Board, specifically our Audit Committee, oversees cybersecurity risks and we believe contains the necessary expertise to perform those duties, including specific industry experience within information technology. Additionally, Prologis’ cybersecurity risk management practices are reviewed and benchmarked against its peers through regular participation in a third-party security benchmarking survey. Our IT infrastructure is externally audited as part of our Sarbanes-Oxley audit process and our controls include information security standards. We also maintain standalone cybersecurity insurance and strive to adhere to local cybersecurity regulations in all the countries we do business. We believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect Prologis, including its business strategy, results of operations or financial condition. Please refer to “Our business and operations could suffer in the event of system failures, cybersecurity attacks or risks associated with AI” under Item 1A. Risk Factors.

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

Included in the operating property information below for our consolidated operating properties are 541 buildings owned primarily by one co-investment venture that we consolidate but of which we own less than 100% of the equity. No individual property or market amounted to 10% or more of our consolidated total assets at December 31, 2025, or generated revenue equal to 10% or more of our consolidated total revenues for the year ended December 31, 2025, with the exception of the Southern California market. Dollars and square feet in the following tables are in millions:

	Operating Properties
	Consolidated			O&M
Geographies	Rentable Square Footage	Gross Book Value	Encumbrances (1)	Rentable Square Footage	Gross Book Value
U.S.:
Atlanta	45	$3,842	$-	52	$4,491
Baltimore/Washington D.C.	14	2,076	-	18	2,777
Central Valley	21	1,836	-	23	1,985
Chicago	52	5,060	-	70	6,842
Dallas/Ft. Worth	52	4,748	-	61	5,630
Houston	31	3,251	-	37	3,802
Lehigh Valley	31	4,003	-	36	4,593
New Jersey/New York City	43	7,943	2	54	9,879
San Francisco Bay Area	24	4,150	19	29	4,951
Seattle	17	2,911	-	25	3,831
South Florida	22	4,076	63	30	5,371
Southern California	108	18,686	7	127	21,136
Remaining Markets – U.S. (18 markets) (2)	157	14,291	62	194	17,694
Subtotal U.S.	617	76,873	153	756	92,982
Other Americas:
Brazil	1	77	-	20	1,028
Canada	13	1,453	-	13	1,453
Mexico	2	142	-	68	5,493
Subtotal Other Americas	16	1,672	-	101	7,974
Europe:
France	1	39	-	36	3,899
Germany	*	37	-	38	4,855
Netherlands	1	86	-	31	3,844
U.K.	2	459	-	34	8,801
Remaining Countries – Europe (8 countries) (2)	4	436	-	106	9,822
Subtotal Europe	8	1,057	-	245	31,221
Asia:
China	-	-	-	53	3,005
India	*	18	-	*	18
Japan	3	273	-	51	7,086
Singapore	1	150	-	1	150
Subtotal Asia	4	441	-	105	10,259
Total operating portfolio (3)	645	80,043	153	1,207	142,436
Value-added properties (4)	4	687	-	6	968
Total operating properties	649	$80,730	$153	1,213	$143,404

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

	Consolidated – Investment in Land			Consolidated – Development Portfolio
Geographies	Acres	Estimated Build Out Potential (square feet) (5)	Current Investment	Rentable Square Footage Upon Completion	TEI (6)
U.S.:
Atlanta	319	3	$44	2	$239
Baltimore/Washington D.C.	111	1	83	*	66
Central Valley	633	10	203	3	402
Chicago	84	1	24	-	-
Dallas/Ft. Worth	495	7	192	-	-
Houston	400	6	164	*	46
Lehigh Valley	105	1	39	-	-
New Jersey/New York City	343	3	360	1	219
San Francisco Bay Area	41	1	75	1	154
Seattle	45	1	39	*	41
South Florida	81	1	104	*	80
Southern California	565	9	693	1	259
Remaining Markets – U.S. (15 markets)	2,289	33	866	3	1,055
Subtotal U.S.	5,511	77	2,886	11	2,561
Other Americas:
Brazil	658	14	268	-	-
Canada	362	7	667	1	224
Mexico	743	14	292	2	224
Subtotal Other Americas	1,763	35	1,227	3	448
Europe:
France	168	3	54	1	85
Germany	51	1	67	*	34
Netherlands	55	1	61	*	36
U.K.	270	6	210	2	743
Remaining Countries – Europe (7 countries)	635	12	154	2	153
Subtotal Europe	1,179	23	546	5	1,051
Asia:
India	263	6	74	1	64
Japan	99	6	155	4	714
Subtotal Asia	362	12	229	5	778
Total land and development portfolio	8,815	147	$4,888	24	$4,838

Items notated by ‘*’ indicate an amount less than one million that rounds to zero.

(1)
Certain of our consolidated properties are pledged as security under secured mortgage debt and assessment bonds. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $43 million of encumbrances related to one land parcel included in the consolidated portfolio.

(2)
No remaining market within the U.S. or country within Europe represented more than 2% of the total gross book value of the consolidated and O&M operating properties.

(3)
Included in our consolidated operating properties are properties that we consider to be held for contribution and are presented within Assets Held for Sale or Contribution in the Consolidated Balance Sheets. We include these properties in our operating portfolio as they are expected to be contributed to our co-investment ventures and remain in our O&M operating portfolio. At December 31, 2025, we had investments in real estate properties that were expected to be contributed to our unconsolidated co-investment ventures totaling $169 million and aggregating 1 million square feet. See Note 5 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information on our Assets Held for Sale or Contribution.

(4)
Value-added properties are properties we have either acquired at a discount and believe we could provide greater returns post-stabilization or properties we expect to repurpose to higher uses.

(5)
Represents the estimated finished square feet available for lease upon completion of a building on existing parcels of land.

(6)
TEI is based on current projections and is subject to change. As noted in the table below, our current investment in the development portfolio was $3.0 billion, leaving approximately $1.8 billion of additional required investment. At December 31, 2025, based on TEI, approximately 24% of the properties in the development portfolio were completed but not yet stabilized, 54% of the properties were expected to be completed before December 31, 2026, and the remaining properties were expected to be completed before September 2027. TEI excludes $262 million related to a development recorded as a note receivable that is included in other real estate investments and includes the development of data centers with an aggregate TEI of $686 million, on a consolidated basis.

The following table summarizes our investment in consolidated real estate properties at December 31, 2025 (in millions):

Investment Before Depreciation
Operating properties, excluding assets held for sale or contribution	$80,561
Development portfolio, including cost of land	3,019
Land	4,888
Other real estate investments (1)	6,661
Total consolidated real estate properties	$95,129

(1)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar, electric vehicle charging and energy storage; (iii) non-strategic real estate assets that we do not intend to operate long term; (iv) newly developed and stabilized data centers; and (v) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

LEASE EXPIRATIONS

We generally lease our properties on a long-term basis (the weighted average term for leases commenced, including new leases and renewals, in 2025 was 70 months). The following table summarizes the lease expirations of our consolidated operating portfolio for leases in place at December 31, 2025 (dollars and square feet in millions):

		NER
	Occupied Square Feet	Dollars	% of Total	Dollars Per Square Foot
2026 (1)	71	$547	9.6%	$7.70
2027	104	854	14.9%	8.21
2028	90	825	14.4%	9.17
2029	82	783	13.7%	9.55
2030	76	762	13.3%	10.03
2031	54	506	8.8%	9.37
2032	37	335	5.9%	9.05
2033	29	284	5.0%	9.79
2034	17	180	3.1%	10.59
2035	20	255	4.5%	12.75
Thereafter	33	395	6.8%	11.97
	613	$5,726	100.0%	$9.34
Month to month	3
Total consolidated	616

(1)
We have signed leases that were due to expire in 2026, totaling 32 million square feet in our consolidated portfolio (4.2% of total NER). These are excluded from 2026 expirations and are reflected at their respective expiration year.

CO-INVESTMENT VENTURES

Included in our O&M portfolio are consolidated and unconsolidated co-investment ventures that hold investments in real estate properties, primarily logistics facilities, that we also manage. Our unconsolidated co-investment ventures are accounted for under the equity method. The amounts included for the unconsolidated ventures are reflected at 100% of the amount included in the ventures’ financial statements as calculated on a GAAP basis, not our proportionate share. The following table summarizes our consolidated and unconsolidated co-investment ventures at December 31, 2025 (in millions):

	Operating Properties
	Square Feet	Gross Book Value	Investment in Land	Development Portfolio – TEI
Consolidated Co-Investment Venture
U.S.:
Prologis U.S. Logistics Venture (“USLV”)	78	$8,439	$5	$-
Total	78	$8,439	$5	$-

Unconsolidated Co-Investment Ventures
U.S.:
Prologis Targeted U.S. Logistics Fund (“USLF”)	139	$16,210	$21	$126
Other Americas:
FIBRA Prologis	66	5,373	22	-
Prologis Brazil Logistics Venture ("PBLV") and other joint ventures	19	951	12	194
Subtotal Other Americas	85	6,324	34	194
Europe:
Prologis European Logistics Fund (“PELF”)	174	22,117	8	39
Prologis European Logistics Partners (“PELP”)	64	8,205	210	39
Subtotal Europe	238	30,322	218	78
Asia:
Nippon Prologis REIT, Inc. (“NPR”)	45	6,200	-	-
Prologis Japan Core Logistics Fund ("PJLF")	4	614	-	-
Prologis China Core Logistics Fund (“PCCLF”)	26	1,919	-	-
China AMC Prologis Logistics REIT ("Prologis C-REIT")	4	328	-	-
Prologis China Logistics Venture	23	757	26	71
Subtotal Asia	102	9,818	26	71
Total	564	$62,674	$299	$469

For more information regarding our unconsolidated and consolidated co-investment ventures, see Notes 4 and 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2020, to the cumulative total return of the S&P 500 Stock Index and the Financial Times and Stock Exchange NAREIT Equity REITs Index from December 31, 2020, to December 31, 2025. The graph assumes an initial investment of $100 in our common stock and each of the indices on December 31, 2020, and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prologis, Inc, the S&P 500 Index
and the FTSE Nareit Equity REITs Index

$250
$200
$150
$100
$50
$0
196.16
147.42
137.83
12/20
12/21
12/22
12/23
12/24
12/25
Prologis, Inc
S&P 500
FTSE Nareit Equity REITs

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PREFERRED STOCK DIVIDENDS

At December 31, 2025, we had 1.3 million shares of Series Q preferred stock outstanding with a liquidation preference of $50 per share that will be redeemable at our option on or after November 13, 2026. Dividends payable per share were $4.27 for the year ended December 31, 2025.

For more information regarding dividends, see Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

SALES OF UNREGISTERED SECURITIES

During 2025, we issued 2.4 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. pursuant to the terms of the limited partnership agreement of Prologis, L.P. These issuances were made in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

PURCHASES OF EQUITY SECURITIES

During 2025, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans, see Notes 8 and 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

OTHER STOCKHOLDER MATTERS

Common Stock Plans

Further information relative to our equity compensation plans will be provided in our 2026 Proxy Statement or in an amendment filed on Form 10-K/A.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report and the matters described under Item 1A. Risk Factors.

A discussion regarding our financial condition and results of operations for 2025 compared to 2024 is presented below. Information on 2023 is included in graphs only to show year over year trends in our results of operations and operating metrics. Our financial condition for 2023, results of operations for 2023, and 2024 compared to 2023 are referenced throughout this document and can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025, and is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.prologis.com.

MANAGEMENT’S OVERVIEW

Summary of 2025

Our operating results and leasing activity remained resilient in 2025, with performance strengthening as the year progressed, despite economic disruption related to tariff policy proposals announced in April. Leasing activity in our consolidated portfolio remained healthy, supported by improved customer sentiment and market conditions, with 112 million square feet of new leases signed during the year (228 million square feet on an O&M basis).

Our results during 2025 continued to reflect the favorable mark-to-market of our existing leases, reflecting increases in market rents over the past several years. As a result, rent change on rollover and same-store growth in our O&M portfolio remained strong. This lease mark-to-market remained meaningfully positive at 18% (on an NER and our share basis), despite recent quarters of lower, or in some cases negative, market rental growth, reflecting the accumulated rent growth embedded in our in-place leases that remains to be realized.

These factors contributed to occupancy in our operating portfolio of 95.6% at December 31, 2025, and rent change on leases that commenced during the year of 50.1% on a net effective basis, both metrics based on our ownership share.

Demand conditions were also evident in our development activity. We focused on starting build-to-suit projects during 2025 and commenced $2.9 billion of consolidated development projects, of which 60.9% were build-to-suit projects.

While we believe we are well-positioned for long-term revenue growth, supported by embedded rent growth in our in-place portfolio and our development pipeline, the potential impact of ongoing economic uncertainty on our business, future financial condition and operating results remains difficult to predict.

We completed the following significant activities in 2025, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $2.7 billion and realized net gains on real estate transactions of $944 million, principally from the contribution of properties we developed to our unconsolidated co-investment ventures in the U.S. and Europe and sales to third parties in the U.S., including a data center.
•
In December, we listed China AMC Prologis Logistics REIT ("Prologis C-REIT") on the Shenzhen Stock Exchange. The Prologis C-REIT purchased properties from our open-ended venture in China. At December 31, 2025, we owned 20.7% of the venture.
•
At December 31, 2025, we had total available liquidity of $7.6 billion, including available capacity on our credit facilities of $6.5 billion and unrestricted cash balances of $1.1 billion.

•
At December 31, 2025, our total debt was $35.0 billion with a weighted average term of 9 years and an effective interest rate of 3.2%. Our financing activities during the year included the following:
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
•
We issued $3.4 billion of senior notes with an issuance date weighted average interest rate of 4.2% and weighted average term of 8 years (principal in millions):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Term (Years)	Maturity Dates
February	C$	750	$520	4.2%	8.0	February 2033
May		$1,250	$1,250	5.1%	8.3	January 2031 – May 2035
September		€1,000	$1,178	3.6%	9.5	September 2032 – 2037
October	C$	700	$501	3.6%	6.3	February 2032
Total			$3,449	4.2%	8.4

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

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements (in millions):

	2025	2024
Real estate segment:
Rental revenues	$8,159	$7,515
Development management and other revenues	39	14
Rental expenses	(1,964)	(1,765)
Other expenses	(46)	(47)
Real Estate Segment – NOI	6,188	5,717

Strategic capital segment:
Strategic capital revenues	592	672
Strategic capital expenses	(271)	(292)
Strategic Capital Segment – NOI	321	380

General and administrative expenses	(469)	(419)
Depreciation and amortization expenses	(2,626)	(2,580)
Operating income before gains on real estate transactions, net	3,414	3,098
Gains on dispositions of development properties and land, net	258	414
Gains on other dispositions of investments in real estate, net	686	904
Operating income	$4,358	$4,416

See Note 16 to the Consolidated Financial Statements for more information on our segments and a reconciliation of each reportable segment’s NOI to Operating Income and Earnings Before Income Taxes.

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

Below are the components of Real Estate Segment NOI, derived directly from line items in the Consolidated Financial Statements (in millions):

	2025	2024
Rental revenues	$8,159	$7,515
Development management and other revenues	39	14
Rental expenses	(1,964)	(1,765)
Other expenses	(46)	(47)
Real Estate Segment – NOI	$6,188	$5,717

The $471 million change in Real Estate Segment (“RES”) NOI in 2025 compared to 2024, was impacted by the following activities (in millions):

(1)
Significant rent change due to higher rental rates on the rollover of leases during both periods continues to be a key driver of increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2024 through December 31, 2025.

Below are key operating metrics of our consolidated operating portfolio:

Consolidated Average Square Feet and Occupancy
(square feet in millions) (1)
800
600
400
200
0
100%
95%
90%
85%
80%
2023
2024
2025
Average square feet
Average occupancy

Consolidated Square Feet of Lease Commenced and
Weighted Average Net Effective Rent Change
(square feet in millions)
120
90
60
30
0
100%
75%
50%
25%
0%
2023
2024
2025
Square feet
Net effective rent change

(1) Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

Development Activity

The following table summarizes consolidated development activity (dollars and square feet in millions):

	2025	2024
Starts:
Number of new development buildings started during the period	41	26
Square feet	15	7
TEI	$2,943	$1,235
Percentage of build-to-suits based on TEI	60.9%	28.6%

Stabilizations:
Number of development buildings stabilized during the period	40	72
Square feet	11	24
TEI	$2,271	$4,130
Percentage of build-to-suits based on TEI	43.8%	32.7%
Weighted average stabilized yield (1)	6.7%	6.2%
Estimated value at completion	$2,848	$4,923
Estimated weighted average margin (2)	25.4%	19.2%
Estimated value creation	$577	$793

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

At December 31, 2025, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before September 2027 with a TEI of $5.1 billion and was 53.5% leased, including $686 million of TEI for data centers. Our investment in the development portfolio was $3.0 billion at December 31, 2025. For additional information on our development portfolio at December 31, 2025, see Item 2. Properties.

Capital Expenditures

We capitalize costs incurred in improving and leasing our consolidated operating properties and other real estate investments as part of the investment basis or within Other Assets in the Consolidated Balance Sheets. The following graph summarizes capitalized expenditures and leasing costs during each year and excludes development costs and spend subsequent to stabilization that is structural in nature:

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

Below are the components of Strategic Capital Segment NOI derived directly from the line items in the Consolidated Financial Statements (in millions):

	2025	2024
Strategic capital revenues	$592	$672
Strategic capital expenses	(271)	(292)
Strategic Capital Segment – NOI	$321	$380

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Strategic capital revenues ($)
Recurring fees (2)	178	168	82	60	190	170	71	74	521	472
Transactional fees (3)	21	17	8	7	28	24	12	13	69	61
Promote revenue (4)	-	112	-	25	1	1	1	1	2	139
Total strategic capital revenues ($)	199	297	90	92	219	195	84	88	592	672
Strategic capital expenses ($) (4)	(132)	(155)	(22)	(21)	(73)	(76)	(44)	(40)	(271)	(292)
Strategic Capital Segment – NOI ($)	67	142	68	71	146	119	40	48	321	380

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

G&A Expenses

G&A expenses were $469 million and $419 million for 2025 and 2024, respectively. G&A expenses increased in 2025 compared to 2024, principally due to inflationary increases and higher compensation expenses including additions in our workforce in growth areas of the business. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A expenses (dollars in millions):

	2025	2024
Building and land development activities	$116	$133
Operating building improvements and other	59	56
Total capitalized G&A expenses	$175	$189
Capitalized compensation and related costs as a percentage of total	21.0%	24.4%

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $2.6 billion in both 2025 and 2024.

The $46 million change in depreciation and amortization expenses in 2025 compared to 2024, was impacted by the following items (in millions):

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $258 million and $414 million for 2025 and 2024, respectively, principally from the contribution of properties we developed to unconsolidated co-investment ventures in Europe and the U.S. in 2025 and the U.S., Mexico and Europe in 2024, and from sales to third parties in the U.S. in 2025.

Gains on other dispositions of investments in real estate were $686 million and $904 million for 2025 and 2024, respectively, principally from the sales of properties to third parties and the contribution of operating properties to our unconsolidated co-investment venture in the U.S. during both years.

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

	2025			2024
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,968	645	95.4%	2,981	644	95.4%
Unconsolidated	2,472	562	96.3%	2,423	548	96.6%
Total	5,440	1,207	95.8%	5,404	1,192	95.9%

Below are the key leasing metrics of our O&M operating portfolio.

240
180
120
60
0
100%
75%
50%
25%
0%
2023
2024
2025
Square feet
Net effective rent change

Turnover Costs on Leases Commenced [2]

$3.60
$3.00
$2.40
$1.80
$1.20
10%
8%
6%
4%
2%
2023
2024
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

We define our same store population for the three months ended December 31, 2025 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2024 and owned throughout the same three-month period in both 2024 and 2025. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2024) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

As non-GAAP financial measures, the same store metrics have certain limitations as an analytical tool and may vary among real estate companies. As a result, we provide a reconciliation of Rental Revenues less Rental Expenses (“Property NOI”) (from our Consolidated Financial Statements prepared in accordance with U.S. GAAP) to our Same Store Property NOI measures.

We evaluate the results of our same store portfolio on a quarterly basis. The following is a reconciliation of our consolidated rental revenues, rental expenses and property NOI for each quarter in 2025 and 2024 to the full year, as included in the Consolidated Statements of Income and within Note 18 to the Consolidated Financial Statements and to the respective amounts in our same store portfolio analysis for the three months ended December 31 (dollars in millions):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2025
Rental revenues	$1,987	$2,026	$2,054	$2,092	$8,159
Rental expenses	(488)	(488)	(485)	(503)	(1,964)
Property NOI	$1,499	$1,538	$1,569	$1,589	$6,195
2024
Rental revenues	$1,828	$1,852	$1,897	$1,938	$7,515
Rental expenses	(454)	(445)	(427)	(439)	(1,765)
Property NOI	$1,374	$1,407	$1,470	$1,499	$5,750

	Three Months Ended December 31,
	2025	2024	% Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$2,092	$1,938
Rental expenses	(503)	(439)
Consolidated Property NOI	$1,589	$1,499

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(228)	(188)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	924	871
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(731)	(698)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,554	$1,484	4.7%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(117)	(124)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(37)	(23)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	27	13
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,427	$1,350	5.7%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at December 31, 2025 to the Property NOI for both periods, including the properties contributed during the periods. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are primarily accounted for using the equity method, of $403 million and $354 million during 2025 and 2024, respectively.

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

Interest Expense

The following table details our net interest expense (dollars in millions):

	2025	2024
Gross interest expense	$1,024	$893
Amortization of debt discount and debt issuance costs, net	85	79
Capitalized amounts	(107)	(108)
Net interest expense	$1,002	$864
Weighted average effective interest rate during the year	3.2%	3.1%

Interest expense increased in 2025, as compared to 2024, principally due to the issuance of senior notes to finance acquisition and development activities with higher interest rates on new issuances. We issued $3.4 billion of senior notes during 2025 and $4.2 billion during 2024, with a weighted average interest rate of 4.2% and 4.8%, respectively, at the issuance date.

See Note 7 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $15 million and $209 million for 2025 and 2024, respectively. This activity resulted principally from three types of transactions during 2025 and 2024: (i) interest income earned on short-term investments and other income ($130 million and $88 million, respectively); (ii) realized gains on the settlement of undesignated derivatives ($11 million and $53 million, respectively); and (iii) unrealized changes in the fair value of undesignated derivatives and the remeasurement of the unhedged foreign debt that was designated as a nonderivative net investment hedge ($138 million of losses and $87 million of gains, respectively).

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

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 14 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions.

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

The following table summarizes our income tax expense (benefit) (in millions):

	2025	2024
Current income tax expense (benefit):
Income tax expense (benefit)	$173	$116
Income tax expense (benefit) on dispositions	27	30
Total current income tax expense (benefit)	200	146

Deferred income tax expense (benefit):
Income tax expense (benefit)	4	21
Total deferred income tax expense (benefit)	4	21
Total income tax expense	$204	$167

Our income taxes are discussed in more detail in Note 12 to the Consolidated Financial Statements.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes we earned during the period. We had net earnings attributable to noncontrolling interests of $237 million and $216 million in 2025 and 2024, respectively. Included in these amounts were $81 million and $93 million in 2025 and 2024, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 10 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements in 2025 and 2024, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

See Note 2 to the Consolidated Financial Statements for more information about our foreign currency and derivative financial instrument policies and Note 14 to the Consolidated Financial Statements for more information about our derivative and nonderivative transactions and other comprehensive income (loss).

ENVIRONMENTAL MATTERS

See Note 15 in the Consolidated Financial Statements for further information about environmental liabilities.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at December 31, 2025, 77 properties in our development portfolio were 53.5% leased with a current investment of $3.0 billion and a TEI of $5.1 billion when completed and leased, leaving $2.1 billion of estimated additional required investment);

•
development of new industrial properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures or sell to third parties, including the acquisition of land;

•
development of data centers, including capital for the acquisition of land, site preparation, power procurement activities to secure long-term energy capacity and turnkey data center infrastructure and equipment;

•
the acquisition of other real estate investments that we acquire with the intention of redeveloping into industrial properties and data centers;

•
capital expenditures and leasing costs on properties in our operating portfolio;

•
investments in renewable energy, energy storage and mobility infrastructure to serve our customers and achieve our sustainability goals;

•
repayment of debt and scheduled principal payments of $1.9 billion in 2026;

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

•
available unrestricted cash balances ($1.1 billion at December 31, 2025);

•
available capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($6.5 billion available at December 31, 2025), including our commercial paper programs; and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency at December 31 (dollars in millions):

	2025			2024
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,844	5.3%	3.1%	$1,715	5.6%
Canadian dollar	4.4%	2,005	5.7%	4.7%	1,262	4.1%
Euro	2.2%	12,302	35.1%	2.1%	9,900	32.1%
Japanese yen	1.2%	2,930	8.4%	1.1%	2,911	9.4%
U.S. dollar	4.1%	15,386	43.9%	4.1%	14,458	46.8%
Other	3.8%	570	1.6%	3.6%	633	2.0%
Total debt (1)	3.2%	$35,037	100.0%	3.1%	$30,879	100.0%

(1)
The weighted average remaining term for total debt outstanding at both December 31, 2025 and 2024 was 9 years.

At December 31, 2025, our credit ratings were A from Standard and Poor's and A2 from Moody's, both with stable outlooks. These ratings support our ability to access capital at favorable interest rates. Adverse changes to our credit ratings could negatively affect our business and our future growth, particularly our refinancing and capital markets activities, our ability to manage debt maturities and our development and acquisition plans. A securities rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time by the issuing agency.

At December 31, 2025, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants, such as maintaining debt service coverage, leverage and fixed charge coverage ratios.

See Note 7 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at December 31, 2025 (dollars in millions):

	Equity Commitments (1)
	Prologis	Venture Partners	Total	Expiration Date
Prologis Brazil Logistics Venture	$33	$133	$166	2028
Prologis European Logistics Fund	-	60	60	2028 (2)
Prologis Japan Core Logistics Fund	78	402	480	2033
Prologis China Logistics Venture	49	278	327	2027 – 2028
Total	$160	$873	$1,033

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at December 31, 2025.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity (in millions):

	2025	2024
Net cash provided by (used in) operating activities	$5,008	$4,912
Net cash provided by (used in) investing activities	$(3,630)	$(3,099)
Net cash provided by (used in) financing activities	$(1,564)	$(1,000)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(173)	$788

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities:

•
Real Estate Segment. We generate the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are among the drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $691 million and $645 million in 2025 and 2024, respectively.

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

•
G&A expenses and equity-based compensation awards. We incurred $469 million and $419 million of G&A expenses in 2025 and 2024, respectively. We recognized equity-based, noncash compensation expenses of $185 million and $232 million in 2025 and 2024, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $645 million and $562 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2025 and 2024, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $842 million and $711 million in 2025 and 2024, respectively. See Note 7 to the Consolidated Financial Statements for further information on this activity.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $143 million and $130 million in 2025 and 2024, respectively. See Note 12 to the Consolidated Financial Statements for further information on this activity.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of data centers and non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in the development of operating properties and data centers, acquisitions and capital expenditures as discussed above. Acquisition activity includes operating properties, real estate portfolios, land for future development and other real estate assets that we acquired with the intent to redevelop in the future. See Note 3 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $312 million and $541 million in 2025 and 2024, respectively, representing our proportionate share, for the acquisition of properties, development and repayment of debt by the ventures. See Note 4 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $104 million and $58 million in 2025 and 2024, respectively, representing our proportionate share. Included in these amounts were distributions from venture activities, including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from (payments on) the settlement of net investment hedges. We made net payments of $21 million and received net proceeds of $13 million for the settlement of net investment hedges in 2025 and 2024, respectively. See Note 14 to the Consolidated Financial Statements for further information on our derivative transactions.

•
Purchase of short-term investments. We invested €150 million ($177 million at December 31, 2025) of cash into a short-term money market with a maturity of four months.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity (in millions):

	2025	2024
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$337	$330
Secured mortgage debt	-	89
Senior notes	365	-
Term loans	-	500
Total	$702	$919

Proceeds from the issuance of debt
Secured mortgage debt	$4	$7
Senior notes	3,431	4,149
Term loans	26	350
Total	$3,461	$4,506

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $10.3 billion at December 31, 2025. These ventures had total third-party debt of $19.7 billion at December 31, 2025 with a weighted average remaining term of 6 years and weighted average interest rate of 3.5%. Certain of our ventures do not have third-party debt and are therefore excluded. This debt is non-recourse to Prologis and other investors in the co-investment ventures and bears interest as follows at December 31, 2025 (dollars in millions):

	Total Debt (1)	Weighted Average Interest Rate	Gross Book Value of Real Estate (1)	Ownership %
Prologis Targeted U.S. Logistics Fund	$6,386	4.3%	$16,761	31.9%
FIBRA Prologis	2,429	5.1%	6,710	34.6%
Prologis European Logistics Fund	7,101	3.1%	22,284	26.4%
Nippon Prologis REIT	2,302	0.9%	6,282	15.3%
Prologis Japan Core Logistics Fund	334	1.3%	614	16.3%
Prologis China Core Logistics Fund	809	4.1%	1,964	15.5%
Prologis China Logistics Venture	313	3.9%	806	15.0%
Total	$19,674		$55,421

(1)
The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 30.1% at December 31, 2025 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At December 31, 2025, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. In our role as the manager or sponsor, we work with the co-investment ventures to maintain sufficient liquidity and refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of our ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds.

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

Outstanding Common Shares and Units Eligible for Dividends and Distributions

At December 31, 2025 the total outstanding shares of the Parent's common stock and common limited partnership units in the OP eligible for dividends and distributions were as follows (in thousands):

Shares/Units
Common shares outstanding	929,153
Common limited partnership units outstanding	21,758
Total outstanding common shares and units eligible for dividends and distributions	950,911

We paid quarterly cash dividends of $1.01 and $0.96 per common share in 2025 and 2024, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend.

Class A common limited partnership units ("Class A Units") Distributions

The Class A Units in the OP were entitled to a quarterly distribution equal to $0.64665 per unit so long as the common units received a quarterly distribution of at least $0.40 per unit. We paid a quarterly cash distribution of $0.64665 per Class A Unit in both 2025 and 2024, totaling $1.93995 per unit during the year ended December 31, 2025, and $2.58660 per unit during the year ended December 31, 2024. During the year ended December 31, 2025, all Class A Units were converted into common limited partnership units, leaving none outstanding to be converted at December 31, 2025.

Preferred Stock Dividends

At December 31, 2025, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity’s financial condition and results of operations. Management’s judgment considers historical and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies for our financial condition at December 31, 2025, and 2024 and our operating results for the three-year period ended December 31, 2025. Refer to Note 2 for more information on these critical accounting policies.

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

The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as earnings computed under GAAP to exclude depreciation and gains and losses from sales net of any related tax, along with impairment charges, of previously depreciated properties. We exclude the gains on revaluation of equity investments upon acquisition of a controlling interest and the gain recognized from a partial sale of our investment, as these are similar to gains from the sales of previously depreciated properties. This measure excludes similar adjustments from our unconsolidated entities and the third parties' share of our consolidated ventures.

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

We calculate our FFO measures based on our proportionate ownership share of both our unconsolidated entities and consolidated ventures. We reflect our share of our FFO measures for unconsolidated entities by applying our average ownership percentage for the period to the applicable adjustments on an entity-by-entity basis. We reflect our share for consolidated ventures in which we do not own 100% of the equity by removing the noncontrolling interests share of the applicable adjustments based on our average ownership percentage for the applicable periods.

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

Limitations on the use of our FFO measures

While we believe our modified FFO measures are important supplemental measures, neither NAREIT's nor our measures of FFO should be used alone because they exclude significant components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations arise from excluding income tax expense that may be payable or depreciation and amortization expenses that reflect costs necessary to maintain operating performance. In addition, our FFO measure does not reflect changes in asset values resulting from fluctuations in market conditions or foreign currency exchange rates nor costs or benefits from settlement of deferred income taxes or the extinguishment of debt. We do not use NAREIT's nor our measures of FFO as alternatives to net earnings computed under GAAP or as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs. We compensate for the limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures from consolidated net earnings attributable to common stockholders computed under GAAP as follows (in millions):

	2025	2024
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$3,322	$3,726

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	2,539	2,504
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(685)	(899)
Adjustments related to noncontrolling interests	(47)	(31)
Our proportionate share of adjustments related to unconsolidated entities	551	495
NAREIT defined FFO attributable to common stockholders/unitholders	$5,680	$5,795

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	125	(68)
Deferred income tax expense (benefit)	4	21
Reconciling items related to noncontrolling interests	(1)	-
Our proportionate share of adjustments related to unconsolidated entities	(29)	(7)
FFO, as modified by Prologis attributable to common stockholders/unitholders	$5,779	$5,741

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(258)	(414)
Current income tax expense (benefit) on dispositions	26	25
Losses (gains) on early extinguishment of debt, net	3	(1)
Adjustments related to noncontrolling interests	15	6
Our proportionate share of adjustments related to unconsolidated entities	(4)	(52)
Core FFO attributable to common stockholders/unitholders	$5,561	$5,305

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Item 1A. Risk Factors, specifically Risks Related to our Global Operations and Risks Related to Financing and Capital. See also Notes 2 and 14 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at December 31, 2025. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily mitigate this risk by borrowing in the currencies where we invest, creating a natural hedge. In addition, we use derivative financial instruments, such as foreign currency contracts designated as net investment hedges, which offset translation adjustments on the net assets of our foreign investments. At December 31, 2025, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 14 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the year ended December 31, 2025, $697 million or 7.9% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At December 31, 2025, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.4 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $140 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt, and we may use derivative instruments to fix the interest rate on our variable rate debt. At December 31, 2025, $34.5 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At December 31, 2025, $1.1 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at December 31, 2025 (dollars in millions):

	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$1,177	$2,034	$2,628	$3,430	$25,225	$34,494	$31,959
Weighted average interest rate (1)	2.9%	2.2%	3.2%	2.7%	3.4%	3.2%

Variable rate debt
Credit facilities	$-	$45	$-	$-	$-	$45	$45
Secured mortgage debt	49	-	-	-	-	49	49
Term loans	689	8	80	-	213	990	990
Total variable rate debt	$738	$53	$80	$-	$213	$1,084	$1,084

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) at December 31, 2025 for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

At December 31, 2025, the weighted average effective interest rate on our variable rate debt was 3.0%, which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at December 31, 2025. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million for the year ended December 31, 2025, which equates to a change in interest rates of 30 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt balances.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Prologis, Inc. and Prologis, L.P. at December 31, 2025 and 2024, the Consolidated Statements of Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Comprehensive Income of Prologis, Inc. and Prologis, L.P., the Consolidated Statements of Equity of Prologis, Inc., the Consolidated Statements of Capital of Prologis, L.P. and the Consolidated Statements of Cash Flows of Prologis, Inc. and Prologis, L.P. for each of the years in the three-year period ended December 31, 2025, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent registered public accounting firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data are voluntarily presented in Note 18 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2025, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2025, based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2025, the internal control over financial reporting was effective.

Our internal control over financial reporting at December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

SEC rules and forms. Subsequent to December 31, 2025, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There have not been any changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted at December 31, 2025 based on the criteria described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, at December 31, 2025, the internal control over financial reporting was effective.

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

ITEM 9B. Other Information

On November 26, 2025, Timothy D. Arndt, our Chief Financial Officer, adopted a pre-arranged stock trading plan for the sale of up to 26,290 shares of Prologis, Inc. common stock through March 31, 2027. On December 30, 2025, Daniel S. Letter, our then President and current Chief Executive Officer, adopted a pre-arranged stock trading plan for the sale of up to 60,000 shares of Prologis, Inc. common stock through March 31, 2027. These trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions. No other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408 of Regulation S-K under the Exchange Act) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarterly period ended December 31, 2025.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to, including relevant sections in our 2026 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation; Director

Compensation; Security Ownership; Equity Compensation Plans and Additional Information or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the relevant sections in our 2026 Proxy Statement, under the captions entitled Board of Directors and Corporate Governance; Executive Officers; Executive Compensation and Director Compensation or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the relevant sections in our 2026 Proxy Statement, under the captions entitled Security Ownership and Equity Compensation Plans or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the relevant sections in our 2026 Proxy Statement, under the caption entitled Board of Directors and Corporate Governance or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the relevant sections in our 2026 Proxy Statement, under the caption entitled Audit Matters or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to the Consolidated Financial Statements and Schedule III on page 50 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to the Exhibits on pages 101 to 113 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to the Consolidated Financial Statements and Schedule III on page 50 of this report, which is incorporated by reference.

ITEM 16. Form 10-K Summary

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the Company’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had $80,561 million of operating properties as of December 31, 2025. The Company tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

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

February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Prologis, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the Operating Partnership’s evaluation of the expected holding period for operating properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Operating Partnership had $80,561 million of operating properties as of December 31, 2025. The Operating Partnership tests the recoverability of operating properties whenever events or changes in circumstances, including shortening the expected holding period of such assets, indicate that the carrying amount of these assets may not be recoverable.

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

February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prologis, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Prologis, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado

February 13, 2026

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Investments in real estate properties	$95,129,356	$91,246,176
Less accumulated depreciation	14,729,149	12,758,159
Net investments in real estate properties	80,400,207	78,488,017
Investments in and advances to unconsolidated entities	11,093,936	10,079,448
Assets held for sale or contribution	203,344	248,511
Net investments in real estate	91,697,487	88,815,976

Cash and cash equivalents	1,145,647	1,318,591
Other assets	5,881,122	5,194,342
Total assets	$98,724,256	$95,328,909

LIABILITIES AND EQUITY
Liabilities:
Debt	$35,037,073	$30,879,263
Accounts payable and accrued expenses	1,963,645	1,769,327
Other liabilities	3,969,530	4,063,549
Total liabilities	40,970,248	36,712,139

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 preferred shares authorized at December 31, 2025 and 2024	63,948	63,948
Common stock; $0.01 par value; 929,153 and 926,283 shares issued and outstanding at December 31, 2025 and 2024, respectively	9,292	9,263
Additional paid-in capital	54,698,641	54,464,055
Accumulated other comprehensive loss	(676,276)	(120,215)
Distributions in excess of net earnings	(902,427)	(465,913)
Total Prologis, Inc. stockholders’ equity	53,193,178	53,951,138
Noncontrolling interests	4,560,830	4,665,632
Total equity	57,754,008	58,616,770
Total liabilities and equity	$98,724,256	$95,328,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Rental	$8,158,904	$7,514,705	$6,818,542
Strategic capital	592,353	671,907	1,200,232
Development management and other	38,870	14,998	4,695
Total revenues	8,790,127	8,201,610	8,023,469
Expenses:
Rental	1,964,137	1,765,385	1,624,793
Strategic capital	270,517	291,856	385,542
General and administrative	469,114	418,765	390,406
Depreciation and amortization	2,626,028	2,580,519	2,484,891
Other	46,029	47,044	53,354
Total expenses	5,375,825	5,103,569	4,938,986

Operating income before gains on real estate transactions, net	3,414,302	3,098,041	3,084,483
Gains on dispositions of development properties and land, net	257,731	413,743	462,270
Gains on other dispositions of investments in real estate, net	685,831	904,136	161,039
Operating income	4,357,864	4,415,920	3,707,792

Other income (expense):
Earnings from unconsolidated entities, net	402,531	353,623	307,227
Interest expense	(1,002,344)	(863,932)	(641,332)
Foreign currency, derivative and other gains (losses) and other income (expense), net	14,763	208,731	87,221
Gains (losses) on early extinguishment of debt, net	(3,498)	536	3,275
Total other income (expense)	(588,548)	(301,042)	(243,609)
Earnings before income taxes	3,769,316	4,114,878	3,464,183
Income tax expense	(204,017)	(166,943)	(211,038)
Consolidated net earnings	3,565,299	3,947,935	3,253,145
Less net earnings attributable to noncontrolling interests	237,068	216,300	193,931
Net earnings attributable to controlling interests	3,328,231	3,731,635	3,059,214
Less preferred stock dividends	5,882	5,881	5,841
Net earnings attributable to common stockholders	$3,322,349	$3,725,754	$3,053,373

Weighted average common shares outstanding – Basic	928,473	926,172	924,351
Weighted average common shares outstanding – Diluted	956,832	953,590	951,791

Net earnings per share attributable to common stockholders – Basic	$3.58	$4.02	$3.30

Net earnings per share attributable to common stockholders – Diluted	$3.56	$4.01	$3.29

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Consolidated net earnings	$3,565,299	$3,947,935	$3,253,145
Other comprehensive income:
Foreign currency translation gains (losses), net	(575,862)	360,874	20,763
Unrealized gains (losses) on derivative contracts, net	8,400	39,279	(92,703)
Comprehensive income	2,997,837	4,348,088	3,181,205
Net earnings attributable to noncontrolling interests	(237,068)	(216,300)	(193,931)
Other comprehensive loss (income) attributable to noncontrolling interests	11,401	(6,167)	1,348
Comprehensive income attributable to common stockholders	$2,772,170	$4,125,621	$2,988,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2023	$63,948	923,142	$9,231	$54,065,407	$(443,609)	$(457,695)	$4,625,811	$57,863,093
Consolidated net earnings	-	-	-	-	-	3,059,214	193,931	3,253,145
Effect of equity compensation plans	-	410	5	84,719	-	-	195,987	280,711
Capital contributions	-	-	-	-	-	-	32,157	32,157
Redemption of noncontrolling interests	-	839	8	48,349	-	-	(118,164)	(69,807)
Foreign currency translation gains (losses), net	-	-	-	-	19,867	-	896	20,763
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	(90,459)	-	(2,244)	(92,703)
Reallocation of equity	-	-	-	51,328	-	-	(51,328)	-
Dividends ($3.48 per common share) and other distributions	-	-	-	(2)	-	(3,228,587)	(235,050)	(3,463,639)
Balance at December 31, 2023	$63,948	924,391	$9,244	$54,249,801	$(514,201)	$(627,068)	$4,641,996	$57,823,720
Consolidated net earnings	-	-	-	-	-	3,731,635	216,300	3,947,935
Effect of equity compensation plans	-	487	5	69,239	-	-	170,187	239,431
Capital contributions	-	-	-	-	-	-	73,094	73,094
Redemption of noncontrolling interests	-	1,405	14	80,677	-	-	(82,341)	(1,650)
Foreign currency translation gains (losses), net	-	-	-	-	355,663	-	5,211	360,874
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	38,323	-	956	39,279
Reallocation of equity	-	-	-	64,070	-	-	(64,070)	-
Dividends ($3.84 per common share) and other distributions	-	-	-	268	-	(3,570,480)	(295,701)	(3,865,913)
Balance at December 31, 2024	$63,948	926,283	$9,263	$54,464,055	$(120,215)	$(465,913)	$4,665,632	$58,616,770
Consolidated net earnings	-	-	-	-	-	3,328,231	237,068	3,565,299
Effect of equity compensation plans	-	486	5	79,284	-	-	116,771	196,060
Capital contributions	-	-	-	-	-	-	70,612	70,612
Purchase of noncontrolling interests	-	-	-	(1,677)	-	-	(11,984)	(13,661)
Redemption of noncontrolling interests	-	2,384	24	137,236	-	-	(157,207)	(19,947)
Foreign currency translation gains (losses), net	-	-	-	-	(564,268)	-	(11,594)	(575,862)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	8,207	-	193	8,400
Reallocation of equity	-	-	-	19,772	-	-	(19,772)	-
Dividends ($4.04 per common share) and other distributions	-	-	-	(29)	-	(3,764,745)	(328,889)	(4,093,663)
Balance at December 31, 2025	$63,948	929,153	$9,292	$54,698,641	$(676,276)	$(902,427)	$4,560,830	$57,754,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities:
Consolidated net earnings	$3,565,299	$3,947,935	$3,253,145
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(691,090)	(644,606)	(613,005)
Equity-based compensation awards	185,466	231,747	267,648
Depreciation and amortization	2,626,028	2,580,519	2,484,891
Earnings from unconsolidated entities, net	(402,531)	(353,623)	(307,227)
Operating distributions from unconsolidated entities	644,936	562,475	680,192
Decrease (increase) in operating receivables from unconsolidated entities	1,272	20,532	(82,375)
Amortization of debt discounts and debt issuance costs, net	85,647	78,885	74,589
Gains on dispositions of development properties and land, net	(257,731)	(413,743)	(462,270)
Gains on other dispositions of investments in real estate, net	(685,831)	(904,136)	(161,039)
Unrealized foreign currency and derivative losses (gains), net	125,656	(67,335)	71,627
Losses (gains) on early extinguishment of debt, net	3,498	(536)	(3,275)
Deferred income tax expense (benefit)	4,309	21,161	17,708
Decrease (increase) in other assets	(422,101)	(341,614)	(102,610)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	225,607	194,548	255,059
Net cash provided by (used in) operating activities	5,008,434	4,912,209	5,373,058
Investing activities:
Real estate development	(2,781,260)	(3,206,231)	(3,399,114)
Real estate acquisitions	(1,800,527)	(2,327,605)	(4,195,714)
Duke Transaction, net of cash acquired	-	-	(33,009)
Tenant improvements and lease commissions on previously leased space	(562,197)	(499,927)	(388,814)
Property improvements	(327,355)	(386,481)	(303,042)
Proceeds from dispositions and contributions of real estate	2,246,186	3,790,388	1,764,322
Investments in and advances to unconsolidated entities	(312,214)	(540,559)	(284,185)
Return of investment from unconsolidated entities	104,431	58,339	348,276
Proceeds from the settlement of net investment hedges	4,852	16,021	37,113
Payments on the settlement of net investment hedges	(25,648)	(3,002)	(2,230)
Proceeds from repayment of notes receivable backed by real estate	-	-	37,000
Purchase of short-term investments	(176,715)	-	-
Net cash provided by (used in) investing activities	(3,630,447)	(3,099,057)	(6,419,397)
Financing activities:
Dividends paid on common and preferred stock	(3,764,745)	(3,570,480)	(3,228,589)
Noncontrolling interests contributions	70,612	73,094	21,107
Noncontrolling interests distributions	(327,014)	(295,701)	(235,050)
Settlement of noncontrolling interests	(33,608)	(1,650)	(69,807)
Tax paid with shares withheld	(23,947)	(30,526)	(24,536)
Debt and equity issuance costs paid	(40,043)	(30,966)	(58,660)
Net proceeds from (payments on) credit facilities and commercial paper	(203,917)	(730,077)	(567,076)
Repurchase of and payments on debt	(701,861)	(919,481)	(272,203)
Proceeds from the issuance of debt	3,460,904	4,505,830	5,755,096
Net cash provided by (used in) financing activities	(1,563,619)	(999,957)	1,320,282

Effect of foreign currency exchange rate changes on cash	12,688	(24,992)	(22,038)
Net increase (decrease) in cash and cash equivalents	(172,944)	788,203	251,905
Cash and cash equivalents, beginning of year	1,318,591	530,388	278,483
Cash and cash equivalents, end of year	$1,145,647	$1,318,591	$530,388

See Note 17 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2025	2024
ASSETS
Investments in real estate properties	$95,129,356	$91,246,176
Less accumulated depreciation	14,729,149	12,758,159
Net investments in real estate properties	80,400,207	78,488,017
Investments in and advances to unconsolidated entities	11,093,936	10,079,448
Assets held for sale or contribution	203,344	248,511
Net investments in real estate	91,697,487	88,815,976

Cash and cash equivalents	1,145,647	1,318,591
Other assets	5,881,122	5,194,342
Total assets	$98,724,256	$95,328,909

LIABILITIES AND CAPITAL
Liabilities:
Debt	$35,037,073	$30,879,263
Accounts payable and accrued expenses	1,963,645	1,769,327
Other liabilities	3,969,530	4,063,549
Total liabilities	40,970,248	36,712,139

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,129,230	53,887,190
Limited partners – common	1,244,117	913,227
Limited partners – Class A common	-	429,358
Total partners’ capital	54,437,295	55,293,723
Noncontrolling interests	3,316,713	3,323,047
Total capital	57,754,008	58,616,770
Total liabilities and capital	$98,724,256	$95,328,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Rental	$8,158,904	$7,514,705	$6,818,542
Strategic capital	592,353	671,907	1,200,232
Development management and other	38,870	14,998	4,695
Total revenues	8,790,127	8,201,610	8,023,469
Expenses:
Rental	1,964,137	1,765,385	1,624,793
Strategic capital	270,517	291,856	385,542
General and administrative	469,114	418,765	390,406
Depreciation and amortization	2,626,028	2,580,519	2,484,891
Other	46,029	47,044	53,354
Total expenses	5,375,825	5,103,569	4,938,986

Operating income before gains on real estate transactions, net	3,414,302	3,098,041	3,084,483
Gains on dispositions of development properties and land, net	257,731	413,743	462,270
Gains on other dispositions of investments in real estate, net	685,831	904,136	161,039
Operating income	4,357,864	4,415,920	3,707,792

Other income (expense):
Earnings from unconsolidated entities, net	402,531	353,623	307,227
Interest expense	(1,002,344)	(863,932)	(641,332)
Foreign currency, derivative and other gains (losses) and other income (expense), net	14,763	208,731	87,221
Gains (losses) on early extinguishment of debt, net	(3,498)	536	3,275
Total other income (expense)	(588,548)	(301,042)	(243,609)
Earnings before income taxes	3,769,316	4,114,878	3,464,183
Income tax expense	(204,017)	(166,943)	(211,038)
Consolidated net earnings	3,565,299	3,947,935	3,253,145
Less net earnings attributable to noncontrolling interests	156,064	123,192	116,657
Net earnings attributable to controlling interests	3,409,235	3,824,743	3,136,488
Less preferred unit distributions	5,882	5,881	5,841
Net earnings attributable to common unitholders	$3,403,353	$3,818,862	$3,130,647

Weighted average common units outstanding – Basic	947,938	941,782	939,635
Weighted average common units outstanding – Diluted	956,832	953,590	951,791

Net earnings per unit attributable to common unitholders – Basic	$3.58	$4.02	$3.30

Net earnings per unit attributable to common unitholders – Diluted	$3.56	$4.01	$3.29

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Consolidated net earnings	$3,565,299	$3,947,935	$3,253,145
Other comprehensive income:
Foreign currency translation gains (losses), net	(575,862)	360,874	20,763
Unrealized gains (losses) on derivative contracts, net	8,400	39,279	(92,703)
Comprehensive income	2,997,837	4,348,088	3,181,205
Net earnings attributable to noncontrolling interests	(156,064)	(123,192)	(116,657)
Other comprehensive loss (income) attributable to noncontrolling interests	(1,826)	3,651	(404)
Comprehensive income attributable to common unitholders	$2,839,947	$4,228,547	$3,064,144

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands, except per unit amounts)

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance at January 1, 2023	1,279	$63,948	923,142	$53,173,334	14,640	$843,263	8,595	$464,781	$3,317,767	$57,863,093
Consolidated net earnings	-	-	-	3,059,214	-	50,490	-	26,784	116,657	3,253,145
Effect of equity compensation plans	-	-	410	84,724	1,536	195,987	-	-	-	280,711
Capital contributions	-	-	-	-	-	-	-	-	32,157	32,157
Redemption of limited partnership units	-	-	839	48,357	(1,416)	(118,164)	-	-	-	(69,807)
Foreign currency translation gains (losses), net	-	-	-	19,867	-	316	-	176	404	20,763
Unrealized gains (losses) on derivative contracts, net	-	-	-	(90,459)	-	(1,444)	-	(800)	-	(92,703)
Reallocation of capital	-	-	-	51,328	-	(52,180)	-	852	-	-
Distributions ($3.48 per common unit) and other	-	-	-	(3,228,589)	-	(70,108)	-	(22,232)	(142,710)	(3,463,639)
Balance at December 31, 2023	1,279	$63,948	924,391	$53,117,776	14,760	$848,160	8,595	$469,561	$3,324,275	$57,823,720
Consolidated net earnings	-	-	-	3,731,635	-	62,800	-	30,308	123,192	3,947,935
Effect of equity compensation plans	-	-	487	69,244	1,465	170,187	-	-	-	239,431
Capital contributions	-	-	-	-	-	-	-	-	73,094	73,094
Redemption of limited partnership units	-	-	1,405	80,691	(526)	(30,503)	(945)	(51,838)	-	(1,650)
Foreign currency translation gains (losses), net	-	-	-	355,663	-	6,028	-	2,834	(3,651)	360,874
Unrealized gains (losses) on derivative contracts, net	-	-	-	38,323	-	650	-	306	-	39,279
Reallocation of capital	-	-	-	64,070	-	(62,654)	-	(1,416)	-	-
Distributions ($3.84 per common unit) and other	-	-	-	(3,570,212)	-	(81,441)	-	(20,397)	(193,863)	(3,865,913)
Balance at December 31, 2024	1,279	$63,948	926,283	$53,887,190	15,699	$913,227	7,650	$429,358	$3,323,047	$58,616,770
Consolidated net earnings	-	-	-	3,328,231	-	71,846	-	9,158	156,064	3,565,299
Effect of equity compensation plans	-	-	486	79,289	1,115	116,771	-	-	-	196,060
Capital contributions	-	-	-	-	-	-	-	-	70,612	70,612
Purchase of noncontrolling interests	-	-	-	(1,677)	-	-	-	-	(11,984)	(13,661)
Redemption of noncontrolling interests	-	-	-	757	-	-	-	-	(757)	-
Redemption of limited partnership units	-	-	2,384	136,503	4,944	266,900	(7,650)	(423,350)	-	(19,947)
Foreign currency translation gains (losses), net	-	-	-	(564,268)	-	(13,408)	-	(12)	1,826	(575,862)
Unrealized gains (losses) on derivative contracts, net	-	-	-	8,207	-	193	-	-	-	8,400
Reallocation of capital	-	-	-	19,772	-	(13,417)	-	(6,355)	-	-
Distributions ($4.04 per common unit) and other	-	-	-	(3,764,774)	-	(97,995)	-	(8,799)	(222,095)	(4,093,663)
Balance at December 31, 2025	1,279	$63,948	929,153	$53,129,230	21,758	$1,244,117	-	$-	$3,316,713	$57,754,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities:
Consolidated net earnings	$3,565,299	$3,947,935	$3,253,145
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(691,090)	(644,606)	(613,005)
Equity-based compensation awards	185,466	231,747	267,648
Depreciation and amortization	2,626,028	2,580,519	2,484,891
Earnings from unconsolidated entities, net	(402,531)	(353,623)	(307,227)
Operating distributions from unconsolidated entities	644,936	562,475	680,192
Decrease (increase) in operating receivables from unconsolidated entities	1,272	20,532	(82,375)
Amortization of debt discounts and debt issuance costs, net	85,647	78,885	74,589
Gains on dispositions of development properties and land, net	(257,731)	(413,743)	(462,270)
Gains on other dispositions of investments in real estate, net	(685,831)	(904,136)	(161,039)
Unrealized foreign currency and derivative losses (gains), net	125,656	(67,335)	71,627
Losses (gains) on early extinguishment of debt, net	3,498	(536)	(3,275)
Deferred income tax expense (benefit)	4,309	21,161	17,708
Decrease (increase) in other assets	(422,101)	(341,614)	(102,610)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	225,607	194,548	255,059
Net cash provided by (used in) operating activities	5,008,434	4,912,209	5,373,058
Investing activities:
Real estate development	(2,781,260)	(3,206,231)	(3,399,114)
Real estate acquisitions	(1,800,527)	(2,327,605)	(4,195,714)
Duke Transaction, net of cash acquired	-	-	(33,009)
Tenant improvements and lease commissions on previously leased space	(562,197)	(499,927)	(388,814)
Property improvements	(327,355)	(386,481)	(303,042)
Proceeds from dispositions and contributions of real estate	2,246,186	3,790,388	1,764,322
Investments in and advances to unconsolidated entities	(312,214)	(540,559)	(284,185)
Return of investment from unconsolidated entities	104,431	58,339	348,276
Proceeds from the settlement of net investment hedges	4,852	16,021	37,113
Payments on the settlement of net investment hedges	(25,648)	(3,002)	(2,230)
Proceeds from repayment of notes receivable backed by real estate	-	-	37,000
Purchase of short-term investments	(176,715)	-	-
Net cash provided by (used in) investing activities	(3,630,447)	(3,099,057)	(6,419,397)
Financing activities:
Distributions paid on common and preferred units	(3,871,539)	(3,672,318)	(3,320,929)
Noncontrolling interests contributions	70,612	73,094	21,107
Noncontrolling interests distributions	(220,220)	(193,863)	(142,710)
Settlement of noncontrolling interests	(13,661)	-	-
Redemption of common limited partnership units	(19,947)	(1,650)	(69,807)
Tax paid with shares of the Parent withheld	(23,947)	(30,526)	(24,536)
Debt and equity issuance costs paid	(40,043)	(30,966)	(58,660)
Net proceeds from (payments on) credit facilities and commercial paper	(203,917)	(730,077)	(567,076)
Repurchase of and payments on debt	(701,861)	(919,481)	(272,203)
Proceeds from the issuance of debt	3,460,904	4,505,830	5,755,096
Net cash provided by (used in) financing activities	(1,563,619)	(999,957)	1,320,282

Effect of foreign currency exchange rate changes on cash	12,688	(24,992)	(22,038)
Net increase (decrease) in cash and cash equivalents	(172,944)	788,203	251,905
Cash and cash equivalents, beginning of year	1,318,591	530,388	278,483
Cash and cash equivalents, end of year	$1,145,647	$1,318,591	$530,388

See Note 17 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or “IRC”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 20 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors. We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital. Our Real Estate Segment represents the ownership, leasing and development of logistics properties. Our Strategic Capital Segment represents the management of properties owned by our unconsolidated co-investment ventures and other ventures. See Note 16 for further discussion of our reportable segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At December 31, 2025, the Parent owned a 97.71% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.29% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Acquisitions. We apply a screen test to evaluate if substantially all the fair value of the acquired property or properties is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. As the fair value of most of our real estate acquisitions is concentrated in either a single identifiable asset or a group of similar identifiable assets, our real estate transactions are generally accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property. We measure the real estate assets acquired through an asset acquisition based on their cost or total consideration exchanged. The difference between the cost and the estimated fair value (excess or bargain consideration) is allocated to the real estate properties and certain related lease intangibles on a relative fair value basis. All other assets and liabilities assumed, including debt, and real estate assets that we intend to sell in the next twelve months are recorded at fair value. At a property level, we allocate the fair value to the components which include building, land, improvements and intangible assets or liabilities related to acquired leases. Purchase price allocations for a business combination are recorded at fair value.

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

Fair Value of Financial Instruments. We estimate the fair value of our senior notes for disclosure purposes based on quoted market prices for the same (Level 1) or similar (Level 2) issuances when current quoted market prices are available. We estimate the fair value of our credit facilities, term loans, secured mortgage debt and other debt by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3).

Real Estate Assets. Real estate assets are carried at depreciated cost. We capitalize costs incurred in developing, redeveloping and improving real estate assets as part of the investment basis. We expense costs for repairs and maintenance as incurred.

Depreciation and Amortization. We charge the depreciable portions of real estate assets to depreciation expense on a straight-line basis over the respective estimated useful lives. Depreciation on development buildings commences when the asset is ready for its intended use, which we define as the earlier of when a property that was developed has been completed for one year, or is 90% occupied. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 40 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop. We depreciate building improvements on land parcels subject to land leases over the shorter of the estimated life of the building improvement or the contractual term of the underlying land lease. Capitalized leasing costs are amortized over the estimated remaining lease term. The weighted average lease term for leases that commenced during 2025, including new leases and renewals, was 70 months based on square feet.

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

Investments in Unconsolidated Entities. We present our investments in certain entities generally under the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments (including advances) in the balance sheet at our cost. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized and accumulated other comprehensive income or loss, distributions received, contributions made, sales and redemptions of our investments and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

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

Undesignated Derivatives. We also use derivatives, such as foreign currency forwards and option contracts, that are not designated as hedges to manage foreign currency exchange rate risk related to the translation of our results of operations. The changes in fair values of these derivatives that were not designated as hedging instruments are immediately recognized in earnings within Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net. These gains or losses are generally offset by lower or higher earnings due to the translation at exchange rates that were different than our expectations. In addition, we may choose to not designate our interest rate contracts. If an interest rate contract is not designated as a hedge, the change in fair value of this contract is immediately recognized in earnings within Interest Expense in the Consolidated Statements of Income.

Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income to noncontrolling interests based on the weighted average ownership interest during the period. The net income that is not attributable to us is reflected in Net Earnings Attributable to Noncontrolling Interests. We do not recognize a gain or loss on ownership transactions with a consolidated entity that do not result in a change in control and recognize the difference between the carrying amount of the noncontrolling interest and the consideration paid or received as additional paid-in-capital.

Certain limited partnership interests, including OP units, are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest and the difference between the carrying value and the fair value of the common stock issued is recorded to additional paid-in-capital.

Revenue Recognition.

Rental Revenues and Recoveries. We lease our operating properties to customers under agreements that are generally classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers, including common area maintenance, real estate taxes and insurance. Rental expenses recovered through reimbursements received from customers are recognized in Rental Revenues in the Consolidated Statements of Income. We generally record amounts reimbursed by our customers (“rental recoveries”) as revenues in the period that the applicable expenses are incurred. We account for and present rental revenue and rental recoveries as a single component under Rental Revenues as the timing of recognition is the same, the pattern with which we transfer the right of use of the property and related services to the lessee are both on a straight-line basis and our leases qualify as operating leases. We perform credit analyses of our customers prior to the execution of our leases and continue these analyses for each individual lease on an ongoing basis in order to ensure the collectability of rental revenue. We recognize revenue to the extent that amounts are determined to be collectible.

Strategic Capital Revenues. Strategic capital revenues include revenues or fees we earn from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include recurring fees such as asset management and property management fees and transactional fees for leasing, acquisition, development, construction, financing and tax services provided. We recognize these fees as we provide the services or on a cost basis for development fees.

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

Strategic Capital Expenses. Strategic capital expenses generally include the direct expenses associated with the asset management of the co-investment ventures provided by our employees who are assigned to our Strategic Capital Segment and the costs of our Prologis Promote Plan (“PPP”) based on earned promotes. For further discussion on the PPP, see Note 11. In addition, in order to achieve efficiencies and economies of scale, all of our property management and leasing functions are provided by property management and leasing personnel who are assigned to our Real Estate Segment. These individuals perform the property-level management and leasing of the properties in our owned and managed portfolio, which includes properties we consolidate and those we manage that are owned by the unconsolidated co-investment ventures. We allocate the costs of our property management and leasing teams to the properties we consolidate (included in Rental Expenses) and the properties owned by the unconsolidated co-investment ventures (included in Strategic Capital Expenses) by using the square feet owned by the respective portfolios.

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

Accounting Pronouncements.

New Accounting Standards Adopted

Income Taxes. In December 2023, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") to enhance the transparency and decision usefulness of income tax disclosures on an annual basis. The ASU requires additional disclosures around income tax categories and further disaggregation of federal, state and foreign tax information and eliminates certain existing requirements. We adopted the standard as of the fiscal year ended December 31, 2025 and it did not have a material impact on our Consolidated Financial Statements.

New Accounting Standards Issued but not yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued an ASU to enhance disclosures about certain expense types in commonly presented expense captions on the Consolidated Statements of Income. The ASU requires additional disclosures that disaggregate expense captions into specific components with qualitative descriptions. This standard is effective for the fiscal year ended December 31, 2027, and interim periods thereafter, on a prospective or retrospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements as we anticipate the primary change will be additional disclosure.

Hedge Accounting Improvements. In December 2025, the FASB issued an ASU to clarify certain aspects of hedge accounting and address incremental hedge accounting issues arising from global reference rate reform. The ASU targets more closely aligning hedge accounting with the economics of an entity’s risk management activities and clarifies strategies in financial reporting that can be utilized to enable entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This standard is effective for the interim period ended March 31, 2027, and interim and annual periods thereafter, on a prospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

NOTE 3. REAL ESTATE

Investments in real estate properties consisted of the following at December 31 (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	2025	2024	2025	2024	2025	2024
Operating properties:
Buildings and improvements	647,904	643,929	2,979	2,987	$56,365,572	$54,840,666
Improved land					24,195,448	23,438,687
Development portfolio, including land costs:
Prestabilized	6,749	5,387	27	19	1,026,688	813,029
Properties under development	17,297	18,306	50	66	1,992,321	2,016,584
Land (1)					4,888,153	4,453,522
Other real estate investments (2)					6,661,174	5,683,688
Total investments in real estate properties					95,129,356	91,246,176
Less accumulated depreciation					14,729,149	12,758,159
Net investments in real estate properties					$80,400,207	$78,488,017
(1)
At December 31, 2025, and 2024, our land was comprised of 8,815 and 8,708 acres, respectively.
(2)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar, electric vehicle charging and energy storage; (iii) non-strategic real estate assets that we do not intend to operate long term; (iv) newly developed and stabilized data centers; and (v) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

At December 31, 2025, we had investments in real estate assets in the U.S. and other Americas (Brazil, Canada and Mexico), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom (“U.K.”)) and Asia (China, India, Japan and Singapore).

Acquisitions

The following table summarizes our real estate acquisition activity for the years ended December 31 (dollars and square feet in thousands):

	2025	2024 (1)	2023 (2)
Number of operating properties	23	54	85
Square feet	5,416	11,047	17,503
Acres of land	909	889	1,620
Acquisition cost of net investments in real estate, excluding other real estate investments	$1,471,575	$2,144,303	$4,194,468

Acquisition cost of other real estate investments	$376,441	$596,607	$101,382

(1)
In 2024, we acquired our partners' interest in an unconsolidated venture and began consolidating the properties, including 30 operating properties aggregating 6.0 million square feet. In addition, we entered a new market in India and acquired 225 acres of land.

(2)
In 2023, we acquired a real estate portfolio comprised of 70 operating properties in the U.S., aggregating 13.8 million square feet, for cash consideration of $3.1 billion.

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties for the years ended December 31 (dollars and square feet in thousands):

	2025	2024	2023
Dispositions of development properties and land, net (1)
Number of properties	19	29	22
Square feet	4,295	8,243	8,437
Net proceeds	$1,147,205	$1,479,217	$1,449,644
Gains on dispositions of development properties and land, net	$257,731	$413,743	$462,270

Other dispositions of investments in real estate, net (2)
Number of properties	56	104	25
Square feet	8,606	22,799	2,794
Net proceeds	$1,538,560	$3,326,124	$641,214
Gains on other dispositions of investments in real estate, net	$685,831	$904,136	$161,039

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

Leases

As a Lessor

We lease our real estate properties to customers under agreements that are classified primarily as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Our weighted average lease term remaining was 50 months based on square feet for all leases in effect at December 31, 2025.

The following table summarizes the minimum lease payments due from our customers on leases for space in our operating properties, prestabilized and under development properties, other real estate investments and assets held for sale or contribution at December 31, 2025 (in thousands):

2026	$5,771,407
2027	5,360,891
2028	4,590,099
2029	3,769,097
2030	3,005,533
Thereafter	11,498,060
Total	$33,995,087

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of rental expenses. These amounts also exclude rental increases that are not fixed.

As a Lessee

We had approximately 190 leases, principally land and office space leases, in which we were the lessee at both December 31, 2025 and 2024, which primarily qualify as operating leases with remaining lease terms of 1 to 78 years at December 31, 2025. Our lease liabilities were $643.5 million and $615.3 million at December 31, 2025, and 2024, respectively.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, for leases that had commenced at December 31, 2025, with amounts discounted at lease commencement by our incremental borrowing rates to calculate the lease liabilities of our leases (in thousands):

2026	$68,479
2027	63,857
2028	61,360
2029	56,550
2030	43,698
Thereafter	1,231,533
Total undiscounted rental payments	1,525,477
Less imputed interest	882,016
Total lease liabilities	$643,461

The weighted average remaining lease term for these leases was 31 years and 32 years at December 31, 2025, and 2024, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease was denominated. The weighted average discount rate was 3.9% at both December 31, 2025 and 2024.

NOTE 4. UNCONSOLIDATED ENTITIES

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with partners and investors and we provide asset management and property management services to these entities, which we refer to as co-investment ventures. These entities may be consolidated or unconsolidated depending on the structure, our partner’s participation and other rights and our level of control of the entity. This note details our investments in unconsolidated co-investment ventures, which are related parties and accounted for using the equity method of accounting. See Note 10 for more detail regarding our consolidated investments that are not wholly owned.

We also have investments in other ventures, generally with one partner, which we primarily account for using the equity method. We refer to our investments in both unconsolidated co-investment ventures and other ventures, collectively, as unconsolidated entities.

The following table summarizes our investments in and advances to unconsolidated entities at December 31 (in thousands):

	2025	2024
Unconsolidated co-investment ventures	$10,263,233	$9,274,762
Other ventures	830,703	804,686
Total	$11,093,936	$10,079,448

Unconsolidated Co-Investment Ventures

The following table summarizes our investments in the individual co-investment ventures at December 31 (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2025	2024	2025	2024
Prologis Targeted U.S. Logistics Fund, L.P. (“USLF”)	31.9%	30.5%	$3,282,742	$3,022,568
FIBRA Prologis (1)	34.6%	34.6%	982,538	1,009,357
Prologis Brazil Logistics Venture (“PBLV”) and other joint ventures (2)	20.0%	20.0%	198,516	158,676
Prologis European Logistics Fund (“PELF”)	26.4%	26.3%	2,484,995	2,196,180
Prologis European Logistics Partners (“PELP”) (2)	50.0%	50.0%	2,525,562	2,174,590
Nippon Prologis REIT, Inc. (“NPR”) (3) (4)	15.3%	15.1%	540,408	523,204
Prologis Japan Core Logistics Fund ("PJLF") (4)	16.3%	16.3%	50,262	45,976
Prologis China Core Logistics Fund, LP (“PCCLF”)	15.5%	15.5%	56,978	89,551
China AMC Prologis Logistics REIT ("Prologis C-REIT") (5)	20.7%	-	72,314	-
Prologis China Logistics Venture I, LP, II, LP and III, LP (“Prologis China Logistics Venture”) (2)	15.0%	15.0%	68,918	54,660
Total			$10,263,233	$9,274,762

(1)
At December 31, 2025, we owned 567.4 million units of FIBRA Prologis that had a closing price of Ps 75.44 ($4.20) per unit on the Mexican Stock Exchange. We have granted FIBRA Prologis a right of first refusal with respect to stabilized properties that we plan to sell in Mexico.
(2)
We have one partner in each of these co-investment ventures.
(3)
At December 31, 2025, we owned 1.3 million units of NPR that had a closing price of ¥92,900.00 ($592.96) per share on the Tokyo Stock Exchange. For any properties we develop and plan to sell in Japan, we have committed to offer those properties to NPR if we determine the properties meet NPR’s investment objectives.
(4)
At December 31, 2025, and 2024, we had receivables from NPR and PJLF of $152.7 million and $146.1 million, respectively, related to customer security deposits that originated through a leasing company owned by us that pertain to properties we owned previously and contributed to NPR and PJLF. We have a corresponding payable to NPR’s and PJLF's customers in Other Liabilities. These amounts are repaid to us as the leases turn over.
(5)
In December 2025, we listed China AMC Logistics REIT ("Prologis C-REIT") on the Shenzhen Stock Exchange. The Prologis C-REIT purchased properties from our open-ended venture in China. At December 31, 2025, we owned 83.0 million units of Prologis C-REIT that had a closing price of CN¥5.78 ($0.82) per share on the Shenzhen Stock Exchange.

The amounts recognized in Strategic Capital Revenues and Earnings from Unconsolidated Entities, Net depend on the size, real estate valuations, operations and transactions of the unconsolidated co-investment ventures, the timing of revenues earned through promotes and transactional fees, as well as fluctuations in foreign currency exchange rates and our ownership interest. We recognized Strategic Capital Expenses for direct costs associated with the asset management of these ventures, allocated property-level management and leasing costs for the properties owned by the ventures and compensation expenses under the PPP. For additional discussion on the PPP, see Note 11.

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures for the years ended December 31 (in thousands):

	2025	2024	2023
Recurring fees	$515,595	$464,292	$450,682
Transactional fees	66,360	58,511	60,467
Promote revenue (1)	2,105	139,329	674,629
Total strategic capital revenues from unconsolidated co-investment ventures (2)	$584,060	$662,132	$1,185,778

(1)
Includes promote revenue earned from unconsolidated co-investment ventures in the U.S. in 2024 and 2023.

(2)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures at and for the years ended December 31 (dollars and square feet in millions):

	U.S.		Other Americas (1)		Europe		Asia		Total
At:	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Key property information:
Ventures	1	1	2	2	2	2	5	4	10	9
Operating properties	784	767	393	391	1,058	1,037	245	241	2,480	2,436
Square feet	139	134	86	85	238	232	101	100	564	551

Financial position:
Total assets ($)	14,711	13,903	7,308	7,112	26,764	23,873	9,470	9,404	58,253	54,292
Third-party debt ($)	6,386	5,399	2,429	2,242	7,101	6,343	3,758	3,942	19,674	17,926
Total liabilities ($)	7,383	6,466	2,753	2,422	9,310	8,375	4,192	4,362	23,638	21,625

Our investment balance ($) (2)	3,283	3,023	1,181	1,168	5,010	4,371	789	713	10,263	9,275
Our weighted average ownership (4)	31.9%	30.5%	32.3%	30.9%	33.1%	33.0%	15.6%	15.2%	29.9%	29.0%

	U.S.			Other Americas (1)			Europe			Asia			Total
Operating Information:	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
For the years ended:
Total revenues ($)	1,646	1,452	1,315	831	525	427	2,051	1,817	1,695	650	638	654	5,178	4,432	4,091
Net earnings ($) (3)	435	665	344	240	217	191	427	352	341	146	(355)	74	1,248	879	950

Our earnings from unconsolidated co-investment ventures, net ($) (3)	138	201	95	73	68	67	147	125	112	25	(57)	13	383	337	287

(1)
PBLV and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(2)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at December 31, 2025, and 2024, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018 ($505.5 million and $520.0 million, respectively); (ii) recording additional costs associated with our investment in the venture ($88.2 million and $80.2 million, respectively); (iii) receivables, principally for fees and promotes ($188.4 million and $186.2 million, respectively); and (iv) customer security deposits retained subsequent to property contributions to NPR and PJLF, as discussed above.

(3)
In 2024, we recognized an impairment charge against our investment balance in Prologis China Logistics Venture.

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

At December 31, 2025, our outstanding equity commitments were $160.2 million, principally for Prologis Japan Core Logistics Fund and Prologis China Logistics Venture. The equity commitments expire from 2027 to 2033 if they have not been previously called.

NOTE 5. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at December 31, 2025, and 2024. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following at December 31 (dollars and square feet in thousands):

	2025	2024
Number of operating properties	10	8
Square feet	1,914	2,229
Total assets held for sale or contribution	$203,344	$248,511
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$689	$1,951

NOTE 6. OTHER ASSETS AND OTHER LIABILITIES

The following table summarizes our other assets and liabilities, net of amortization and depreciation, if applicable, at December 31 (in thousands):

	2025	2024
Rent leveling	$1,620,362	$1,218,483
Leasing commissions, net of $1.3 billion and $1.1 billion of accumulated amortization	957,029	860,556
Lease right-of-use assets (1)	671,663	707,814
Accounts receivable	601,344	407,464
Acquired lease intangibles, net of $1.8 billion and $1.6 billion of accumulated amortization	588,427	764,546
Prepaid assets	248,411	231,299
Fixed assets	221,704	212,318
Value added taxes receivable	179,911	142,420
Derivative assets	80,769	137,429
Other notes receivable	57,244	74,594
Deferred income taxes	7,686	3,257
Management contracts	7,200	10,666
Other	639,372	423,496
Total other assets	$5,881,122	$5,194,342

Acquired lease intangibles, net of $1.5 billion and $1.1 billion of accumulated amortization	$1,437,612	$1,778,832
Lease liabilities (1)	643,461	615,305
Tenant security deposits	429,939	403,707
Unearned rents	417,796	400,538
Environmental liabilities	207,972	176,154
Deferred income taxes	156,024	141,126
Deferred revenue and fees	82,325	74,754
Derivative liabilities	40,488	638
Value added taxes payable	15,897	29,636
Liabilities associated with assets held for sale or contribution	689	1,951
Other	537,327	440,908
Total other liabilities	$3,969,530	$4,063,549

(1)
For the amortization of the future minimum rental payments into rental expense and G&A expense on our land and office leases, respectively, refer to Note 3.

The following table summarizes the expected future amortization of leasing commissions and forgone rent (included in acquired lease intangibles above) into amortization expense and above and below market leases (included in acquired lease intangibles above) and rent leveling net assets into rental revenues, all based on the balances at December 31, 2025 (in thousands):

	Amortization Expense	Net Increase (Decrease) to Rental Revenues
2026	$348,791	$398,221
2027	286,021	133,410
2028	225,976	6,889
2029	174,031	(56,950)
2030	130,095	(75,080)
Thereafter	330,596	(639,186)
Total	$1,495,510	$(232,696)

NOTE 7. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt at December 31 (dollars in thousands):

	2025			2024
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (Years) (2)	Outstanding (3)	Interest Rate (1)	Term (Years) (2)	Outstanding (3)
Credit facilities and commercial paper	0.9%	1.6	$44,679	4.1%	1.8	$224,966
Senior notes (4)	3.2%	8.8	32,887,971	3.2%	9.8	28,322,163
Term loans and unsecured other	1.9%	3.9	1,908,723	2.0%	4.4	2,013,317
Secured mortgage (5)	4.5%	3.7	195,700	4.3%	3.2	318,817
Total	3.2%	8.5	$35,037,073	3.1%	9.4	$30,879,263

(1)
The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

(2)
The weighted average term represents the remaining maturity in years, based on debt agreements in place, at period end.

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances at December 31 were borrowings denominated in the following currencies:

	2025			2024
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,843,931	5.3%	3.1%	$1,714,653	5.6%
Canadian dollar	4.4%	2,004,638	5.7%	4.7%	1,262,508	4.1%
Euro	2.2%	12,302,104	35.1%	2.1%	9,900,602	32.1%
Japanese yen	1.2%	2,930,594	8.4%	1.1%	2,910,755	9.4%
U.S. dollar	4.1%	15,385,826	43.9%	4.1%	14,457,872	46.8%
Other	3.8%	569,980	1.6%	3.6%	632,873	2.0%
Total	3.2%	$35,037,073	100.0%	3.1%	$30,879,263	100.0%

(4)
Senior notes are due from June 2026 to June 2061 with effective interest rates ranging from 0.3% to 5.7% at December 31, 2025.

(5)
Secured mortgage debt is due from February 2026 to September 2033 with effective interest rates ranging from 3.3% to 6.7% at December 31, 2025. The debt was principally secured by 14 operating properties and 1 land parcel with an aggregate undepreciated cost of $477.1 million at December 31, 2025.

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

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($373.4 million at December 31, 2025). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($478.7 million at December 31, 2025), subject to obtaining additional lender commitments. The Yen Credit Facility is scheduled to mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

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

The following table summarizes information about our Credit Facility activity and available liquidity (dollars in millions):

	2025	2024	2023
Credit Facility activity for the years ended December 31:
Weighted average daily interest rate	6.8%	4.4%	4.3%
Weighted average daily borrowings	$263	$519	$411
Maximum borrowings outstanding at any month-end	$532	$1,031	$1,587

Available liquidity at December 31:
Aggregate lender commitments
Credit Facilities	$6,503	$6,313	$6,477
Less:
Credit facility borrowings outstanding	45	225	979
Commercial paper borrowings outstanding (1)	-	-	-
Outstanding letters of credit	27	25	24
Current availability	$6,431	$6,063	$5,474
Cash and cash equivalents	1,146	1,319	530
Total liquidity	$7,577	$7,382	$6,004

(1)
We are required to maintain available commitments under our Credit Facilities in an amount at least equal to the commercial paper borrowings outstanding.

Commercial Paper

We have commercial paper programs under which we may issue, repay and re-issue short-term unsecured commercial paper notes. Under our existing U.S. dollar-denominated program, the aggregate principal amount of notes outstanding at any time cannot exceed $1.0 billion. In June 2025, we established an additional multicurrency program under which we may issue notes denominated in British pound sterling, euros or U.S. dollars. The aggregate principal amount of notes outstanding under this program cannot exceed €1.0 billion (or its equivalent in other currencies) ($1.2 billion at December 31, 2025). The net proceeds from both programs are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months. Under customary terms in the commercial paper market, the notes are issued either at a discount to par or at par with fixed or floating interest rates. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of notes outstanding under both programs.

Senior Notes

The senior notes are unsecured and our obligations are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. The majority of the senior notes are redeemable at any time at our option, subject to certain prepayment penalties. Such repurchase and other terms are governed by the provisions of indenture agreements, various note purchase agreements or trust deeds. The following table summarizes the issuances of senior notes during 2025 (principal in thousands):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Term (Years)	Maturity Dates
February	C$	750,000	$520,428	4.2%	8.0	February 2033
May		$1,250,000	$1,250,000	5.1%	8.3	January 2031 – May 2035
September		€1,000,000	$1,178,100	3.6%	9.5	September 2032 – 2037
October	C$	700,000	$500,614	3.6%	6.3	February 2032
Total			$3,449,142	4.2%	8.4

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Term Loans

The following table summarizes our outstanding term loans at December 31 (dollars and borrowing currency in thousands):

Term Loan	Borrowing Currency	Issuance Date		Lender Commitment at 2025		Amount Outstanding at 2025	Amount Outstanding at 2024	Interest Rate	Maturity Date
				Borrowing Currency	USD	USD	USD
March 2017 Yen Term Loan (1)	JPY	March 2017		¥12,000,000	$76,593	$76,593	$76,455	0.9% and 1.0%	March 2027 – 2028
October 2017 Yen Term Loan	JPY	October 2017		¥10,000,000	$63,827	63,827	63,713	0.9%	October 2032
December 2018 Yen Term Loan (1)	JPY	December 2018		¥20,000,000	$127,654	127,654	127,426	1.2% and TIBOR + 0.7%	December 2031 – June 2033
January 2019 Yen Term Loan (1)	JPY	January 2019		¥15,000,000	$95,741	95,741	95,569	TIBOR + 0.5% to 0.6%	January 2028 – 2030
March 2019 Yen Term Loan	JPY	March 2019		¥85,000,000	$542,534	542,534	541,558	TIBOR + 0.4%	March 2026
June 2022 Yen Term Loan (1)	JPY	June 2022		¥25,000,000	$159,569	159,569	159,281	1.1% and 1.2%	June 2032 – 2034
2022 Canadian Term Loan (2)	CAD	August 2022	C$	200,000	$146,072	146,072	208,503	CORRA	August 2026
December 2022 Yen Term Loan	JPY	December 2022		¥15,000,000	$95,741	95,741	95,569	1.4%	December 2033
2023 Yen Term Loan	JPY	April 2023		¥10,000,000	$63,827	63,827	63,713	1.5%	April 2031
2023 Chinese Term Loan (1)	CNH	September 2023	CN¥	1,000,000	$142,272	142,272	239,274	3.6%	September 2026
2024 Yen Term Loan	JPY	April 2024		¥20,000,000	$127,655	127,655	127,425	1.5%	April 2034
2024 Euro Term Loan (1)	EUR	November 2024		€202,500	$237,938	237,938	210,377	3.0% and Euribor + 0.7%	November 2034
Subtotal						1,879,423	2,008,863
Debt issuance costs, net						(1,797)	(3,117)
Total term loans						$1,877,626	$2,005,746

(1)
This term loan includes more than one lender commitment each bearing a different interest rate and maturity date.

(2)
In July 2025, we extended the maturity of a Canadian dollar term loan ("2022 Canadian Term Loan") by one year until August 2026. We may extend the maturity for one additional year, subject to the payment of an extension fee.

Long-Term Debt Maturities

Scheduled principal payments due on our debt for each year through the period ended December 31, 2030, and thereafter were as follows at December 31, 2025 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2026 (1) (2)	$-	$987,380	$830,891	$96,259	$1,914,530
2027 (3)	44,679	1,984,652	53,740	4,156	2,087,227
2028	-	2,594,128	110,919	3,041	2,708,088
2029	-	3,427,001	-	3,191	3,430,192
2030	-	2,847,961	31,914	3,345	2,883,220
Thereafter	-	21,592,195	883,056	79,538	22,554,789
Subtotal	44,679	33,433,317	1,910,520	189,530	35,578,046
Unamortized premiums (discounts), net	-	(410,322)	-	6,368	(403,954)
Unamortized debt issuance costs, net	-	(135,024)	(1,797)	(198)	(137,019)
Total	$44,679	$32,887,971	$1,908,723	$195,700	$35,037,073

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings, including drawing on our available Credit Facilities.

(2)
Included in the 2026 maturities was the 2022 Canadian Term Loan ($146.1 million at December 31, 2025), which can be extended until 2027, subject to the payment of extension fees.

(3)
Included in the 2027 maturities were the amounts borrowed on the Yen Credit Facility ($44.7 million at December 31, 2025), which can be extended until 2028.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31 (in thousands):

	2025	2024	2023
Gross interest expense	$1,023,805	$892,612	$683,363
Amortization of debt discounts (premiums), net	55,562	52,249	51,980
Amortization of debt issuance costs, net	30,085	26,636	22,609
Interest expense before capitalization	$1,109,452	$971,497	$757,952
Capitalized amounts	(107,108)	(107,565)	(116,620)
Net interest expense	$1,002,344	$863,932	$641,332
Total cash paid for interest, net of amounts capitalized	$842,257	$710,754	$457,021

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at December 31, 2025 were subject to certain financial covenants under their related documents. At December 31, 2025, we were in compliance with all of our financial debt covenants.

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

NOTE 8. STOCKHOLDERS’ EQUITY OF PROLOGIS, INC.

Shares Authorized

At December 31, 2025, 2.1 billion shares were authorized to be issued by the Parent, of which 2.0 billion shares represent common stock and 0.1 billion shares represent preferred stock. Our board of directors (the “Board”) may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

Our at-the-market program allows us to sell up to $1.5 billion in aggregate gross sales proceeds of shares of common stock through twenty designated agents. These agents earn a fee of up to 2% of the gross sales price per share of common stock as agreed to on a transaction-by-transaction basis. We have not issued any shares of common stock under this program.

Under the 2020 Long-Term Incentive Plan, certain of our employees and outside directors are able to participate in equity-based compensation plans. See Note 11 for additional information on equity-based compensation plans.

We may also issue common stock upon redemption of common limited partnership units in the OP.

Share Purchase Program

We have a share purchase program for the repurchase of outstanding shares of our common stock on the open market or in privately negotiated transactions for an aggregate purchase price of up to $1.0 billion. During 2023, 2024 and 2025, we did not purchase any common stock of Prologis, Inc. in connection with our share purchase program.

Preferred Stock

At December 31, 2025 and 2024 our Series Q preferred stock outstanding had a dividend rate of 8.54% and will be redeemable at our option on or after November 13, 2026. Holders have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based on liquidation preference. The dividends are payable quarterly when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

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

The taxability of our dividends for the years ended December 31, 2025, 2024 and 2023 are presented below. The taxability of dividends paid in 2025 was based on management’s estimates as our tax return for the year ended December 31, 2025 has not been filed. As the statute of limitations is generally three years, our tax returns for certain years remain subject to examination and consequently the taxability of the dividends is subject to change.

In 2025, 2024 and 2023, we paid all of our dividends in cash.

The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2025	2024	2023
Common Stock:
Ordinary income	$3.61	$3.50	$3.29
Qualified dividend	0.03	0.01	0.00
Capital gains	0.40	0.33	0.19
Total dividend	$4.04	$3.84	$3.48
Preferred Stock – Series Q:
Ordinary income	$3.85	$3.90	$4.05
Qualified dividend	0.02	0.02	0.00
Capital gains	0.40	0.35	0.22
Total dividend	$4.27	$4.27	$4.27

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

NOTE 9. PARTNERS’ CAPITAL OF PROLOGIS, L.P.

Distributions paid on the common limited partnership units, and the taxability of those distributions, are similar to dividends paid on the Parent’s common stock disclosed above.

We issued Class A Units in the OP through an acquisition of a portfolio of properties in 2015. The Class A Units generally had the same rights as the existing common limited partnership units of the OP, except that the Class A Units were entitled to a quarterly distribution equal to $0.64665 per unit so long as the common limited partnership units received a quarterly distribution of at least $0.40 per unit (in the event the common limited partnership units received a quarterly distribution of less than $0.40 per unit, the Class A Unit distribution would be reduced by a proportionate amount). Class A Units were convertible into common limited partnership units at an initial conversion rate of one-for-one. The conversion rate was increased or decreased to the extent that, at the time of conversion, the net present value of the distributions paid with respect to the Class A Units were less or more than the distributions paid on common limited partnership units from the time of issuance of the Class A Units until the time of conversion.

At December 31, 2024, Class A Units were convertible into 7.4 million common limited partnership units and during the year ended December 31, 2025, all Class A Units were converted into common limited partnership units, leaving none outstanding to be converted at December 31, 2025. Distributions paid to the Class A Units totaled $1.93995 per unit during the year ended December 31, 2025, and $2.58660 per unit annually during the years ended December 31, 2024 and 2023.

NOTE 10. NONCONTROLLING INTERESTS

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

The following table summarizes these entities at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	2025	2024	2025	2024	2025	2024	2025	2024
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,071,053	$3,091,941	$6,885,453	$7,014,774	$156,368	$149,823
Other consolidated entities (1)	various	various	245,660	231,106	3,521,831	3,031,608	541,602	399,277
Prologis, L.P.			3,316,713	3,323,047	10,407,284	10,046,382	697,970	549,100
Limited partners in Prologis, L.P. (2)(3)			1,244,117	1,342,585	-	-	-	-
Prologis, Inc.			$4,560,830	$4,665,632	$10,407,284	$10,046,382	$697,970	$549,100

(1)
Includes two partnerships that have issued limited partnership units to third parties, as discussed above, along with various other consolidated entities. The limited partnership units outstanding at December 31, 2025 and 2024 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
At December 31, 2025, there were no Class A Units outstanding. At December 31, 2024, we had 7.7 million Class A Units that were convertible into 7.4 million limited partnership units of the OP. See Note 9 for further discussion of our Class A Units.

(3)
There were limited partnership units in the OP, excluding the Class A Units, that were exchangeable into cash or, at our option, 14.9 million and 9.0 million shares of the Parent’s common stock, at December 31, 2025 and 2024, respectively. Also included are the vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans of 6.9 million and 6.7 million shares of the Parent’s common stock at December 31, 2025 and 2024, respectively. See further discussion of LTIP Units in Note 11.

NOTE 11. LONG-TERM COMPENSATION

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

The awards have been issued under the following components of our equity-based compensation programs at December 31, 2025: (i) Performance Stock Unit Program; (ii) Prologis Outperformance Plan ("POP"); (iii) Prologis Promote Plan (“PPP”); (iv) annual long-term incentive (“LTI”) equity award program (“Annual LTI Award”); and (v) annual bonus exchange program.

At December 31, 2025, we had 15.1 million shares of common stock remaining available for future issuance under equity compensation plans.

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

The fair value of the awards is measured at the grant date using a Monte Carlo valuation model and amortized over the period from the grant date to the date at which the awards vest, regardless of whether the market condition has been satisfied, which ranges from three to five years. We granted PSUs for the 2025 – 2027 performance period in January 2025.

The following table details the assumptions used for each PSU grant based on the year it was granted (dollars in thousands):

	2025	2024
Risk-free interest rate	4.4%	4.2%
Prologis expected volatility	29.0%	27.0%
Index expected volatility	30.2%	30.5%
Grant date fair value	$83,900	$31,500

Prologis Outperformance Plan ("POP")

In prior years, we allocated participation points or a percentage of the compensation pool to participants under our POP, corresponding to three-year performance periods beginning each January 1. POP awards were measured at the grant-date fair value and amortized over vesting periods ranging from three to ten years, with awards earned only if our three-year compound annualized total stockholder return (“TSR”) exceeded the applicable index by 100 basis points and the absolute TSR was positive. If earned, 20% of the award was payable after the initial three-year performance period (subject to a holding requirement), with the remaining 80% subject to additional long-term vesting. Awards were paid in the form of common stock, RSUs, POP LTIP Units or LTIP Units. Commencing in 2024 for named executive officers (“NEOs”) and in 2025 for other employees who previously received participation points, those individuals received the PSUs discussed above. No new awards will be granted under the POP.

The performance criteria was met for the performance period ended 2023. The absolute maximum cap was earned and awarded in January of the following year. The performance criteria was not met for the performance periods ended 2024 and 2025. The RSUs and LTIP Units tables below include POP awards that were earned but are unvested, while any vested awards are reflected within the Consolidated Statements of Equity and Capital.

The following table details the assumptions used for each POP grant based on the year it was granted, using a Monte Carlo model (dollars in thousands):

	2024	2023
Risk-free interest rate	4.2%	4.2%
Prologis expected volatility	27.0%	35.0%
Index expected volatility	20.0%	31.0%
Grant date fair value	$19,000	$28,300

Total remaining compensation cost at December 31, 2025, was $39.9 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2033, with a weighted average period of 2.6 years.

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

Summary of Award Activity

PSUs

The following table summarizes the activity for PSUs for the year ended December 31, 2025 (units in thousands):

	Unearned	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	244	$129.10
Granted	878	95.53
Earned	-	-
Forfeited	(17)	95.53
Balance at December 31, 2025	1,105	$102.95

See the discussion of the fair value of PSUs above. Total remaining compensation cost related to the PSUs at December 31, 2025, was $65.5 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2030, with a weighted average period of 1.4 years.

RSUs

Each RSU represents the right to receive one share of common stock of the Parent.

The following table summarizes the activity for RSUs for the year ended December 31, 2025 (units in thousands):

	Unvested	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	2,063	$99.39
Granted	481	109.70
Conversion of earned PSUs	-	-
Vested	(698)	120.44
Forfeited	(90)	120.15
Balance at December 31, 2025	1,756	$92.80

The fair value of stock awards granted and vested was $52.8 million and $84.0 million for 2025, $91.0 million and $81.7 million for 2024 and $122.1 million and $65.0 million for 2023, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to RSUs outstanding, excluding POP awards, at December 31, 2025, was $76.9 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2029, with a weighted average period of 1.0 years.

LTIP Units

An LTIP Unit represents a partnership interest in the OP. After vesting and the satisfaction of certain conditions, an LTIP Unit may be exchangeable for a common limited partnership unit in the OP and then redeemable for a share of common stock or cash at our option. Once LTIP Units are vested and converted into common stock, they reduce the total share reserve under the equity compensation plan but do not count as available shares for future awards. At December 31, 2025, 6.9 million LTIP Units were vested but not yet converted, and therefore, they remain excluded from the available share pool but included in fully diluted share calculations.

The following table summarizes the activity for LTIP Units for the year ended December 31, 2025 (units in thousands):

	Unvested	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	5,250	$72.15
Granted	586	109.46
Conversion of earned PSUs	-	-
Vested	(1,115)	120.83
Forfeited	(15)	120.54
Balance at December 31, 2025	4,706	$65.11

The fair value of unit awards granted and vested was $64.2 million and $134.7 million for 2025, $125.1 million and $153.6 million for 2024 and $259.0 million and $151.1 million for 2023, respectively, based on the weighted average grant date fair value per unit.

Total remaining compensation cost related to LTIP Units, excluding POP awards, at December 31, 2025, was $119.0 million, prior to adjustments for capitalized amounts due to our development activities. The remaining compensation cost will be recognized through 2030, with a weighted average period of 1.0 years.

Other Plans

The Prologis 401(k) Plan (the “401(k) Plan”) includes a matching employer contribution of $0.50 for every dollar contributed by an employee, up to 12% of the employee’s annual compensation (within the statutory compensation limit). In the 401(k) Plan, vesting in the matching employer contributions is based on the employee's years of service, with 100% vesting at the completion of one year of service. Our contributions under the matching provisions were $11.1 million, $10.2 million and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We have a non-qualified savings plan that allows highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. There has been no employer matching within this plan in the three-year period ended December 31, 2025.

NOTE 12. INCOME TAXES

Components of Earnings Before Income Taxes

The following table summarizes the components of earnings before income taxes for the years ended December 31 (in thousands):

	2025	2024	2023
Domestic	$3,539,450	$3,595,449	$2,891,644
International	229,866	519,429	572,539
Earnings before income taxes	$3,769,316	$4,114,878	$3,464,183

Summary of Current and Deferred Income Taxes

The following table summarizes the components of the provision for income taxes for the years ended December 31 (in thousands):

	2025	2024	2023
Current income tax expense (benefit):
U.S. federal	$36,003	$(17,082)	$(953)
International	148,169	152,891	175,121
State and local	15,536	9,973	19,162
Total current income tax expense	199,708	145,782	193,330

Deferred income tax expense (benefit):
U.S. federal	(4,571)	18,222	12,936
International	8,880	2,939	4,772
Total deferred income tax expense	4,309	21,161	17,708
Total income tax expense	$204,017	$166,943	$211,038

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

During the years ended December 31, 2025, 2024 and 2023, cash paid for income taxes, net of refunds, was $142.7 million, $129.9 million and $149.1 million, respectively. The composition of these payments is generally consistent with the components of current income tax expense (benefit) as presented above.

Deferred Income Taxes

The deferred income tax expense recognized in 2025, 2024 and 2023 was principally due to changes in temporary differences and utilization of NOLs.

The following table summarizes the deferred income tax assets and liabilities at December 31 (in thousands):

	2025	2024
Gross deferred income tax assets:
NOL carryforwards	$281,664	$263,597
Basis difference – real estate properties	53,824	43,226
Basis difference – equity investments	20,594	18,434
Section 163(j) interest limitation	2,250	2,105
Capital loss carryforward	2,033	6,096
Other – temporary differences	61,021	29,908
Total gross deferred income tax assets	421,386	363,366
Valuation allowance	(366,990)	(312,348)
Gross deferred income tax assets, net of valuation allowance	54,396	51,018
Gross deferred income tax liabilities:
Basis difference – real estate properties	133,095	128,803
Basis difference – equity investments	63,066	57,763
Other – temporary differences	6,573	2,321
Total gross deferred income tax liabilities	202,734	188,887
Net deferred income tax liabilities	$148,338	$137,869

At December 31, 2025, we had NOL carryforwards as follows (in thousands):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$78,175	$683,143	$216,909	$67,119	$33,789
Tax-effected NOL carryforward	20,255	179,267	68,531	7,953	5,658
Valuation allowance	(20,255)	(164,021)	(68,531)	(7,953)	(5,658)
Net deferred tax asset – NOL carryforward	$-	$15,246	$-	$-	$-
Expiration periods	2026 – 2045	2026 – indefinite	2026 – 2035	2026 – 2035	2026 – indefinite

The deferred tax asset valuation allowance at December 31, 2025, was adequate to reduce the total deferred tax asset to an amount that we estimate will more likely than not be realized.

Liability for Uncertain Tax Positions

During the years ended December 31, 2025, 2024 and 2023, we believe that we complied with the REIT requirements of the IRC. The statute of limitations for our global tax returns is generally three to five years. As such, our tax returns that remain subject to examination would be primarily from 2020 and thereafter. During the year ended December 31, 2024, we recognized a $20.7 million liability for uncertain tax positions related to proposed settlements. Liabilities or any related settlements for uncertain tax positions for the years ended December 31, 2025 and 2023 were not material to our Consolidated Financial Statements.

NOTE 13. EARNINGS PER COMMON SHARE OR UNIT

We determine basic earnings per share or unit based on the weighted average number of shares of common stock or units outstanding during the period. We compute diluted earnings per share or unit based on the weighted average number of shares or units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments. During the year ended December 31, 2025 all Class A Units in the OP were converted to limited partnership units in the OP.

The computation of our basic and diluted earnings per share and unit for the years ended December 31 was as follows (in thousands, except per share and unit amounts):

Prologis, Inc.	2025	2024	2023
Net earnings attributable to common stockholders – Basic	$3,322,349	$3,725,754	$3,053,373
Net earnings attributable to exchangeable limited partnership units (1)	81,773	94,052	77,806
Adjusted net earnings attributable to common stockholders – Diluted	$3,404,122	$3,819,806	$3,131,179

Weighted average common shares outstanding – Basic	928,473	926,172	924,351
Incremental weighted average effect on exchange of limited partnership units (1)	23,034	23,445	23,693
Incremental weighted average effect of equity awards	5,325	3,973	3,747
Weighted average common shares outstanding – Diluted (2)	956,832	953,590	951,791

Net earnings per share attributable to common stockholders:
Basic	$3.58	$4.02	$3.30
Diluted	$3.56	$4.01	$3.29

Prologis, L.P.	2025	2024	2023
Net earnings attributable to common unitholders	$3,403,353	$3,818,862	$3,130,647
Net earnings attributable to Class A Units	(9,158)	(30,308)	(26,784)
Net earnings attributable to common unitholders – Basic	3,394,195	3,788,554	3,103,863
Net earnings attributable to Class A Units	9,158	30,308	26,784
Net earnings attributable to exchangeable other limited partnership units	769	944	532
Adjusted net earnings attributable to common unitholders – Diluted	$3,404,122	$3,819,806	$3,131,179

Weighted average common partnership units outstanding – Basic	947,938	941,782	939,635
Incremental weighted average effect on exchange of Class A Units	3,305	7,536	8,110
Incremental weighted average effect on exchange of other limited partnership units	264	299	299
Incremental weighted average effect of equity awards of Prologis, Inc.	5,325	3,973	3,747
Weighted average common units outstanding – Diluted (2)	956,832	953,590	951,791

Net earnings per unit attributable to common unitholders:
Basic	$3.58	$4.02	$3.30
Diluted	$3.56	$4.01	$3.29

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding for the years ended December 31 consisted of the following:

	2025	2024	2023
Class A Units	3,305	7,536	8,110
Other limited partnership units	264	299	299
Equity awards	7,839	7,688	7,455
Prologis, L.P.	11,408	15,523	15,864
Common limited partnership units	19,465	15,610	15,284
Prologis, Inc.	30,873	31,133	31,148

NOTE 14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets at December 31 (in thousands):

	2025		2024
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$394	$-	$-
British pound sterling	164	11,688	8,785	422
Canadian dollar	5,680	214	15,503	-
Euro	1,660	17,571	32,989	-
Japanese yen	54,147	22	55,818	-
Swedish krona	198	5,352	4,642	108
Options
Mexican peso	14,733	-	1,814	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	841	4,279	2,837	108
Canadian dollar	1,866	968	5,454	-

Interest rate contracts
Cash flow hedges
U.S. dollar	1,480	-	9,587	-
Total fair value of derivatives	$80,769	$40,488	$137,429	$638

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2025						2024						2023
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	254	526	386	312	(27)	1,451	213	524	442	384	56	1,619	283	601	349	331	81	1,645
New contracts ($)	111	309	184	104	(145)	563	102	165	334	107	(74)	634	15	173	192	140	(10)	510
Matured, expired or settled contracts ($)	(69)	(248)	(185)	(81)	(30)	(613)	(61)	(163)	(390)	(179)	(9)	(802)	(85)	(250)	(99)	(87)	(15)	(536)
Notional amounts at December 31 ($)	296	587	385	335	(202)	1,401	254	526	386	312	(27)	1,451	213	524	442	384	56	1,619

Weighted average forward rate at December 31	1.33	1.17	1.30	125.82			1.31	1.15	1.28	120.37			1.30	1.16	1.27	115.40
Active contracts at December 31	112	128	100	99			101	86	82	77			74	72	96	96

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income for the years ended December 31 (in millions, except for number of exercised contracts):

	2025	2024	2023
Exercised contracts	160	254	218
Realized gains (losses) on the matured, expired or settled contracts	$11	$53	$60
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(72)	$53	$(58)

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the years ended December 31 (in millions, except for weighted average forward rates and number of active contracts):

	2025			2024			2023
	CAD	GBP	Total	CAD	GBP	Total	CAD	CNH	GBP	Total
Notional amounts at January 1 ($)	163	432	595	516	432	948	534	-	440	974
New contracts ($)	200	683	883	163	523	686	467	100	343	910
Matured, expired or settled contracts ($)	(163)	(432)	(595)	(516)	(523)	(1,039)	(485)	(100)	(351)	(936)
Notional amounts at December 31 ($)	200	683	883	163	432	595	516		432	948

Weighted average forward rate at December 31	1.36	1.34		1.37	1.26		1.33	-	1.26
Active contracts at December 31	2	6		2	4		6	-	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the years ended December 31 (in millions):

	2025				2024				2023
	EUR	USD	CAD	Total	EUR	USD	GBP	Total	EUR	USD	Total
Notional amounts at January 1 ($)	-	280	-	280	700	550	-	1,250	447	150	597
New contracts ($)	543	1,725	352	2,620	-	780	246	1,026	1,113	2,300	3,413
Matured, expired or settled contracts ($)	(543)	(1,580)	(352)	(2,475)	(700)	(1,050)	(246)	(1,996)	(860)	(1,900)	(2,760)
Notional amounts at December 31 ($)	-	425	-	425	-	280	-	280	700	550	1,250

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at December 31 (in millions):

	2025	2024	2023
British pound sterling	$1,837	$1,763	$1,305
Canadian dollar	$1,793	$758	$373

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest, for the years ended December 31 (in millions):

	2025	2024	2023
Unrealized gains (losses) on the unhedged portion	$(66)	$34	$(23)

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

The following table presents these changes in AOCI/L for the years ended December 31 (in thousands):

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2023	$30,545	$22,584	$332,973	$329,983	$(1,159,694)	$(443,609)
Other comprehensive income (loss), net	(76,289)	(14,170)	(22,447)	(75,881)	118,195	(70,592)
Balance at December 31, 2023	$(45,744)	$8,414	$310,526	$254,102	$(1,041,499)	$(514,201)
Other comprehensive income (loss), net	34,085	4,238	31,326	73,795	250,542	393,986
Balance at December 31, 2024	$(11,659)	$12,652	$341,852	$327,897	$(790,957)	$(120,215)
Other comprehensive income (loss), net	2,327	5,880	(31,532)	(221,063)	(311,673)	(556,061)
Balance at December 31, 2025	$(9,332)	$18,532	$310,320	$106,834	$(1,102,630)	$(676,276)

(1)
We estimate an additional expense of $1.9 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from December 31, 2025, due to the amortization of settled derivatives designated as cash flow hedges.

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

Fair Value Measurements on a Recurring Basis

At December 31, 2025 and 2024, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at December 31, 2025 and 2024 were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties, assets we expect to sell or contribute and assets subject to impairment charges are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis, as detailed in our accounting policy in Note 2. At December 31, 2025 and 2024, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 3 and assets held for sale or contribution in Note 5.

Fair Value of Financial Instruments

At December 31, 2025 and 2024, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at December 31, 2025 and 2024, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 7 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt at December 31 (in thousands):

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$44,679	$44,679	$224,966	$224,966
Senior notes	32,887,971	30,950,062	28,322,163	26,095,901
Term loans and unsecured other	1,908,723	1,862,065	2,013,317	1,991,934
Secured mortgage	195,700	185,965	318,817	298,452
Total	$35,037,073	$33,042,771	$30,879,263	$28,611,253

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Off-Balance Sheet Liabilities

We have entered into agreements, principally performance and surety bonds and standby letters of credit in connection with certain development and renewable energy projects. These agreements are commonly required by public agencies, including utilities, from real estate and renewable energy asset developers. They are renewable and expire on the completion of the improvements and infrastructure. We typically enter into performance and surety bonds that have terms of four years and standby letters of credit that have terms of a year to an indefinite period of time. At December 31, 2025 and 2024, we had $739.5 million and $684.1 million, respectively, outstanding under such arrangements.

We may be required under capital commitments or may choose to make additional capital contributions to certain of our unconsolidated entities, representing our proportionate ownership interest, if needed to fund development or acquisition costs, repayment of debt or operational shortfalls. At December 31, 2025, we did not guarantee any third-party debt of the unconsolidated co-investment ventures. See Note 4 for further discussion related to equity commitments to our unconsolidated co-investment ventures.

Litigation

From time to time, we are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not have material adverse effect on our business, financial position or results of operations.

NOTE 16. REPORTABLE SEGMENTS

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

Our management Executive Committee (“EC”) is our Chief Operating Decision Maker (“CODM”) and regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources based on our two reportable segments. At December 31, 2025, the EC consisted of the Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; President; Chief Human Resources Officer; Chief Legal Officer; Chief Energy and Sustainability Officer and Managing Director, Global Strategic Capital. The operating results reviewed by the EC include net operating income (“NOI”), the measure most consistent with U.S. GAAP.

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

The following reportable segment net operating income and assets are presented in thousands:

	Years Ended December 31,
	2025	2024	2023
Revenues:
Real estate segment:
U.S.	$7,802,692	$7,216,817	$6,558,051
Other Americas	192,653	137,893	110,305
Europe	136,930	115,103	95,915
Asia	65,499	59,890	58,966
Total real estate segment	8,197,774	7,529,703	6,823,237
Strategic capital segment:
U.S.	198,986	296,995	833,402
Other Americas	89,961	92,307	89,783
Europe	218,818	194,530	181,651
Asia	84,588	88,075	95,396
Total strategic capital segment	592,353	671,907	1,200,232

Total revenues	8,790,127	8,201,610	8,023,469

Expenses:
Real estate segment:
U.S. (1)	(1,873,652)	(1,714,071)	(1,603,486)
Other Americas	(38,556)	(28,953)	(25,383)
Europe	(75,224)	(46,759)	(27,715)
Asia	(22,734)	(22,646)	(21,563)
Total real estate segment	(2,010,166)	(1,812,429)	(1,678,147)
Strategic capital segment:
U.S. (1)	(131,960)	(154,654)	(204,066)
Other Americas	(21,575)	(21,833)	(27,018)
Europe	(72,689)	(75,500)	(103,025)
Asia	(44,293)	(39,869)	(51,433)
Total strategic capital segment	(270,517)	(291,856)	(385,542)

Total expenses	(2,280,683)	(2,104,285)	(2,063,689)

Segment net operating income:
Real estate segment:
U.S. (1)	5,929,040	5,502,746	4,954,565
Other Americas	154,097	108,940	84,922
Europe	61,706	68,344	68,200
Asia	42,765	37,244	37,403
Total real estate segment	6,187,608	5,717,274	5,145,090
Strategic capital segment:
U.S. (1)	67,026	142,341	629,336
Other Americas	68,386	70,474	62,765
Europe	146,129	119,030	78,626
Asia	40,295	48,206	43,963
Total strategic capital segment	321,836	380,051	814,690

Total segment net operating income	6,509,444	6,097,325	5,959,780

Non-segment items:
General and administrative expenses	(469,114)	(418,765)	(390,406)
Depreciation and amortization expenses	(2,626,028)	(2,580,519)	(2,484,891)
Gains on dispositions of development properties and land, net	257,731	413,743	462,270
Gains on other dispositions of investments in real estate, net	685,831	904,136	161,039
Operating income	4,357,864	4,415,920	3,707,792

Earnings from unconsolidated entities, net	402,531	353,623	307,227
Interest expense	(1,002,344)	(863,932)	(641,332)
Foreign currency, derivative and other gains (losses) and other income (expense), net	14,763	208,731	87,221
Gains (losses) on early extinguishment of debt, net	(3,498)	536	3,275
Earnings before income taxes	$3,769,316	$4,114,878	$3,464,183

	December 31,
	2025	2024
Segment assets:
Real estate segment:
U.S.	$77,986,597	$76,857,293
Other Americas	3,215,779	2,814,141
Europe	3,218,384	2,554,514
Asia	1,100,273	719,810
Total real estate segment	85,521,033	82,945,758
Strategic capital segment: (2)
U.S.	6,893	10,499
Europe	25,280	25,280
Asia	307	167
Total strategic capital segment	32,480	35,946
Total segment assets	85,553,513	82,981,704

Non-segment items:
Investments in and advances to unconsolidated entities	11,093,936	10,079,448
Assets held for sale or contribution	203,344	248,511
Cash and cash equivalents	1,145,647	1,318,591
Other assets	727,816	700,655
Total non-segment items	13,170,743	12,347,205
Total assets	$98,724,256	$95,328,909

(1)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at December 31, 2025, and 2024.

NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the years ended December 31, 2025, 2024 and 2023 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $80.4 million in 2025, $67.7 million in 2024 and $43.0 million in 2023 for both assets and liabilities.

•
We capitalized $34.0 million, $42.9 million and $38.6 million in 2025, 2024 and 2023, respectively, of equity-based compensation expense.

•
We received $453.7 million, $1.0 billion and $379.1 million of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities during 2025, 2024 and 2023, respectively.

•
We issued 2.4 million, 1.4 million and 0.8 million shares in 2025, 2024 and 2023, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We reinvested a distribution from an unconsolidated co-investment venture of $49.2 million and $51.1 million in 2025 and 2024, respectively.

•
We recognized a $150.1 million liability for installment payments related to an acquisition of land in 2024. This liability was paid in full in March 2025.

•
We acquired the ownership interest of our partner in an unconsolidated venture in 2024 and began consolidating the properties.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table details our selected quarterly financial data (in thousands, except per share and unit data):

	Three Months Ended
Prologis, Inc.	March 31,	June 30,	September 30,	December 31,
2025:
Rental revenues	$1,987,265	$2,025,332	$2,054,200	$2,092,107
Total revenues	$2,139,665	$2,183,869	$2,213,881	$2,252,712
Rental expenses	$(488,317)	$(487,963)	$(484,635)	$(503,222)
Gains on dispositions of development properties and land, net	$27,451	$10,477	$15,435	$204,368
Gains on other dispositions of investments in real estate, net	$36,799	$47,044	$32,235	$569,753
Operating income	$878,413	$912,712	$940,261	$1,626,478
Consolidated net earnings	$639,520	$622,304	$821,260	$1,482,215
Net earnings attributable to common stockholders	$591,501	$569,724	$762,897	$1,398,227
Net earnings per share attributable to common stockholders – Basic (1)	$0.64	$0.61	$0.82	$1.50
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.63	$0.61	$0.82	$1.49
2024:
Rental revenues	$1,827,658	$1,852,376	$1,897,164	$1,937,507
Total revenues	$1,956,621	$2,007,954	$2,036,389	$2,200,646
Rental expenses	$(454,257)	$(445,235)	$(427,425)	$(438,468)
Gains on dispositions of development properties and land, net	$40,308	$87,174	$32,005	$254,256
Gains on other dispositions of investments in real estate, net	$17,534	$199,326	$434,446	$252,830
Operating income	$720,355	$1,023,338	$1,250,971	$1,421,256
Consolidated net earnings	$630,807	$911,501	$1,063,451	$1,342,176
Net earnings attributable to common stockholders	$584,263	$859,845	$1,004,267	$1,277,379
Net earnings per share attributable to common stockholders – Basic (1)	$0.63	$0.93	$1.08	$1.38
Net earnings per share attributable to common stockholders – Diluted (1)(2)	$0.63	$0.92	$1.08	$1.37

Prologis, L.P.
2025:
Rental revenues	$1,987,265	$2,025,332	$2,054,200	$2,092,107
Total revenues	$2,139,665	$2,183,869	$2,213,881	$2,252,712
Rental expenses	$(488,317)	$(487,963)	$(484,635)	$(503,222)
Gains on dispositions of development properties and land, net	$27,451	$10,477	$15,435	$204,368
Gains on other dispositions of investments in real estate, net	$36,799	$47,044	$32,235	$569,753
Operating income	$878,413	$912,712	$940,261	$1,626,478
Consolidated net earnings	$639,520	$622,304	$821,260	$1,482,215
Net earnings attributable to common unitholders	$606,492	$583,660	$781,562	$1,431,639
Net earnings per unit attributable to common unitholders – Basic (1)	$0.64	$0.61	$0.82	$1.50
Net earnings per unit attributable to common unitholders – Diluted (1)	$0.63	$0.61	$0.82	$1.49
2024:
Rental revenues	$1,827,658	$1,852,376	$1,897,164	$1,937,507
Total revenues	$1,956,621	$2,007,954	$2,036,389	$2,200,646
Rental expenses	$(454,257)	$(445,235)	$(427,425)	$(438,468)
Gains on dispositions of development properties and land, net	$40,308	$87,174	$32,005	$254,256
Gains on other dispositions of investments in real estate, net	$17,534	$199,326	$434,446	$252,830
Operating income	$720,355	$1,023,338	$1,250,971	$1,421,256
Consolidated net earnings	$630,807	$911,501	$1,063,451	$1,342,176
Net earnings attributable to common unitholders	$599,047	$881,196	$1,029,271	$1,309,348
Net earnings per unit attributable to common unitholders – Basic (1)	$0.63	$0.93	$1.08	$1.38
Net earnings per unit attributable to common unitholders – Diluted (1)	$0.63	$0.92	$1.08	$1.37

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

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2025
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Date of Construction/ Acquisition
Operating Properties

U.S. Markets
Atlanta	179		818,772	2,332,278	690,610	844,653	2,997,007	3,841,660	(693,293)	1994-2025
Austin	10		12,783	52,335	12,970	12,837	65,251	78,088	(35,427)	1994-2015
Baltimore/Washington	100		579,978	1,124,537	371,412	597,835	1,478,092	2,075,927	(351,901)	1995-2025
Central PA	34		301,047	1,003,135	271,710	318,813	1,257,079	1,575,892	(356,011)	2004-2025
Central Valley	40		260,486	546,344	1,028,945	279,681	1,556,094	1,835,775	(420,938)	1999-2023
Charlotte	39		110,021	285,551	130,599	121,092	405,079	526,171	(126,504)	1994-2023
Chicago	229		1,136,438	3,057,225	866,849	1,162,027	3,898,485	5,060,512	(1,191,553)	1995-2025
Cincinnati	59		154,451	832,424	185,443	162,096	1,010,222	1,172,318	(205,468)	1996-2023
Columbus	34		78,965	429,338	113,029	82,215	539,117	621,332	(165,380)	1996-2022
Dallas/Ft. Worth	222		1,031,385	2,873,762	843,139	1,052,417	3,695,869	4,748,286	(875,445)	1994-2024
Denver	35		97,827	295,412	185,920	97,928	481,231	579,159	(199,120)	1993-2022
Houston	186		511,918	2,177,410	561,595	558,351	2,692,572	3,250,923	(611,515)	1993-2024
Indianapolis	45		121,482	744,088	204,302	123,372	946,500	1,069,872	(172,780)	1995-2023
Las Vegas	61		208,380	422,687	355,686	203,090	783,663	986,753	(198,448)	1996-2025
Lehigh Valley	67		1,254,531	2,279,491	572,399	1,332,169	2,774,252	4,106,421	(572,905)	2004-2023
Louisville	14		67,408	262,646	106,586	69,670	366,970	436,640	(114,445)	2005-2025
Nashville	48		255,215	747,459	267,525	260,082	1,010,117	1,270,199	(170,821)	1995-2025
New Jersey/New York City	161	(d)	3,045,151	4,044,825	1,069,440	3,170,787	4,988,629	8,159,416	(1,242,645)	1996-2025
Orlando	101	(d)	296,155	838,595	324,926	300,206	1,159,470	1,459,676	(279,992)	1994-2025
Phoenix	55		247,697	584,251	696,646	284,013	1,244,581	1,528,594	(234,509)	1992-2025
Portland	41	(e)	129,602	302,981	228,067	186,050	474,600	660,650	(128,724)	2006-2023
Raleigh Durham	40		125,129	469,010	64,194	129,869	528,464	658,333	(70,150)	2020-2024
Reno	20		55,869	190,340	240,360	57,950	428,619	486,569	(131,010)	1994-2025
San Antonio	14		17,991	61,528	47,623	18,214	108,928	127,142	(61,866)	1994-2016
San Francisco Bay Area	251	(d)	1,391,172	1,931,407	985,448	1,409,692	2,898,335	4,308,027	(1,168,559)	1993-2025
Savannah	27		225,576	522,311	43,976	225,465	566,398	791,863	(73,797)	2022-2023
Seattle	110		930,218	1,412,326	568,120	959,107	1,951,557	2,910,664	(494,794)	2008-2025
South Florida	175	(d)	1,396,011	2,127,771	552,430	1,414,891	2,661,321	4,076,212	(600,010)	1994-2025
Southern California	443	(e)	7,264,221	8,478,436	2,943,260	7,547,560	11,138,357	18,685,917	(2,940,526)	2005-2025
Tampa	26		92,357	244,738	42,021	99,091	280,025	379,116	(47,341)	2020-2022
Subtotal U.S. Markets:	2,866		22,218,236	40,674,641	14,575,230	23,081,223	54,386,884	77,468,107	(13,935,877)

Other Americas Markets
Brazil	6		51,475	25,247	467	51,475	25,714	77,189	(1,227)	2022-2025
Canada	40		445,268	586,164	421,810	461,096	992,146	1,453,242	(231,361)	2008-2025
Mexico	3		22,233	2,287	32,864	22,236	35,148	57,384	(2,821)	2011-2025
Subtotal Other Americas Markets:	49		518,976	613,698	455,141	534,807	1,053,008	1,587,815	(235,409)

Europe Markets
Belgium	4		27,765	5,261	42,760	27,685	48,101	75,786	(2,034)	2022-2025
Czech Republic	3		5,947	-	40,916	5,947	40,916	46,863	(1,524)	2023-2025
France	1		2,766	-	36,690	2,550	36,906	39,456	(2,115)	2023
Germany	3		39,713	7,787	2,212	39,708	10,004	49,712	(8,658)	2011-2022
Hungary	3		8,320	-	33,128	8,320	33,128	41,448	(1,834)	2022-2023
Italy	1		3,245	-	6,874	3,331	6,788	10,119	(99)	2025
Netherlands	3		25,607	3,886	1,363	25,607	5,249	30,856	(1,565)	2023
Poland	1		7,731	-	34,942	7,847	34,826	42,673	(1,514)	2023
Slovakia	3		6,161	-	29,376	5,308	30,229	35,537	(1,711)	2021-2025
Spain	6		18,252	38,011	48,789	17,389	87,663	105,052	(27,490)	2011-2023
Sweden	2		38,913	-	39,539	38,980	39,472	78,452	(1,668)	2023-2024
United Kingdom	17		288,905	27,350	158,886	303,392	171,749	475,141	(11,990)	2019-2025
Subtotal Europe Markets:	47		473,325	82,295	475,475	486,064	545,031	1,031,095	(62,202)

Asia Markets
Japan	10		78,415	11,522	215,284	79,500	225,721	305,221	(19,450)	2019-2025
Singapore	5		-	143,497	6,833	-	150,330	150,330	(98,215)	2011
India	2		13,855	3,297	1,300	13,854	4,598	18,452	(81)	2025
Subtotal Asia Markets:	17		92,270	158,316	223,417	93,354	380,649	474,003	(117,746)
Total Operating Properties	2,979		23,302,807	41,528,950	15,729,263	24,195,448	56,365,572	80,561,020	(14,351,234)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(In thousands of U.S. dollars, as applicable)

			Initial Cost to Prologis		Costs Capitalized	Gross Amounts at Which Carried at December 31, 2025				Date of
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total (a,b)	Accumulated Depreciation (c)	Construction/ Acquisition (f)
Development Portfolio

U.S. Markets
Atlanta	3		64,890	-	113,282	64,890	113,282	178,172
Austin	2		118,447	-	330,578	118,447	330,578	449,025
Baltimore/Washington	4		12,756	-	22,932	12,756	22,932	35,688
Central Valley	4		55,632	-	186,589	55,632	186,589	242,221
Cincinnati	1		520	-	5,623	520	5,623	6,143
Houston	1		12,743	-	21,088	12,743	21,088	33,831
Las Vegas	1		3,299	-	65,837	3,299	65,837	69,136		2025
Nashville	3		34,671	-	70,782	34,671	70,782	105,453		2025
New Jersey/New York City	1		118,064	-	47,521	118,064	47,521	165,585
Orlando	2		8,763	-	12,803	8,763	12,803	21,566		2025
Portland	2		14,129	-	34,011	14,129	34,011	48,140		2025
San Francisco Bay Area	2		32,289	-	68,749	32,289	68,749	101,038		2025
Seattle	1		15,184	-	9,873	15,184	9,873	25,057
South Florida	2		27,717	-	39,237	27,717	39,237	66,954		2025
Southern California	3		119,208	-	56,067	119,208	56,067	175,275		2025
Subtotal U.S. Markets:	32		638,312	-	1,084,972	638,312	1,084,972	1,723,284

Other Americas Markets
Canada	3		57,235	-	139,433	57,235	139,433	196,668		2025
Mexico	5		54,145	-	88,405	54,145	88,405	142,550		2025
Subtotal Other Americas Markets:	8		111,380	-	227,838	111,380	227,838	339,218

Europe Markets
France	2		11,243	-	60,675	11,243	60,675	71,918		2025
Germany	2		9,371	-	689	9,371	689	10,060
Italy	5		23,399	-	25,921	23,399	25,921	49,320		2025
Netherlands	1		5,576	-	27,700	5,576	27,700	33,276		2025
Poland	2		5,680	-	56,178	5,680	56,178	61,858		2025
United Kingdom	11		130,010	-	207,766	130,010	207,766	337,776		2025
Subtotal Europe Markets:	23		185,279	-	378,929	185,279	378,929	564,208

Asia Markets
Japan	7		69,454	-	287,676	69,454	287,676	357,130		2025
India	7		23,964	-	11,205	23,964	11,205	35,169
Subtotal Asia Markets:	14		93,418	-	298,881	93,418	298,881	392,299
Total Development Portfolio	77		1,028,389	-	1,990,620	1,028,389	1,990,620	3,019,009

GRAND TOTAL	3,056		24,331,196	41,528,950	17,719,883	25,223,837	58,356,192	83,580,029	(14,351,234)

Schedule III – Footnotes

(a)
The following table reconciles real estate assets per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2025 (in thousands):

Total operating properties and development portfolio per Schedule III	$83,580,029	(g)
Land	4,888,153
Other real estate investments (i)	6,661,174
Total per Consolidated Balance Sheets	$95,129,356

(i)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar, electric vehicle charging and energy storage; (iii) non-strategic real estate assets that we do not intend to operate long term; (iv) newly developed and stabilized data centers; and (v) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

(b)
The aggregate cost for federal tax purposes at December 31, 2025, of our real estate assets was approximately $72 billion (unaudited).

(c)
Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 15 to 25 years for depreciable land improvements, 25 to 40 years for operating properties acquired based on the age of the building and 40 years for operating properties we develop.

The following table reconciles accumulated depreciation per Schedule III to the Consolidated Balance Sheets in Item 8. Financial Statements and Supplementary Data at December 31, 2025 (in thousands):

Total accumulated depreciation per Schedule III	$14,351,234	(g)
Accumulated depreciation on other real estate investments (i)	377,915
Total per Consolidated Balance Sheets	$14,729,149

(i)
Accumulated depreciation in other real estate investments includes the categories of real estate defined in footnote (a)(i) above.

(d)
Properties with an aggregate undepreciated cost of $405.3 million secure $145.9 million of mortgage notes. See Note 7 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information related to our secured mortgage debt.

(e)
Assessment bonds of $6.9 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $364.4 million. The assessment bonds are included in term loans and unsecured other debt in Note 7 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(f)
Date of construction is provided for properties in the development portfolio that were completed but not yet stabilized.

(g)
The following table summarizes our real estate assets and accumulated depreciation per Schedule III for the years ended December 31 (in thousands):

	2025	2024	2023
Real estate assets:
Balance at beginning of year	$81,108,966	$79,802,952	$73,250,949
Acquisitions of and improvements to operating properties, development activity and net effect of changes in foreign exchange rates and other	3,505,148	5,627,171	7,138,283
Basis of operating properties disposed of	(1,166,772)	(2,481,169)	(404,914)
Change in the development portfolio balance, including the acquisition of properties	189,396	(1,537,842)	155,301
Assets transferred to and from held for sale and contribution	(56,709)	(302,146)	(336,667)
Balance at end year	$83,580,029	$81,108,966	$79,802,952

Accumulated depreciation:
Balance at beginning of year	$12,450,545	$10,654,290	$8,815,724
Depreciation expense	2,011,907	1,925,386	1,837,145
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(99,157)	(120,513)	7,697
Assets transferred to and from held for sale and contribution	(12,061)	(8,618)	(6,276)
Balance at end of year	$14,351,234	$12,450,545	$10,654,290

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

2.2

Letter Agreement, dated as of September 16, 2022, by and among the Prologis Parties and the DRE Parties (incorporated by reference to Exhibit 2.1 to Prologis' Current Report on Form 8-K filed on September 16, 2022).

3.1†	Articles of Incorporation of Prologis.
3.2

Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.4 to Prologis’ Registration Statement on Form 8-A filed on June 2, 2011).

3.3

Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc., a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the State Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on June 8, 2011).

3.4	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on May 8, 2012).
3.5	Thirteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.6 to Prologis’ Current Report on Form 8-K filed on June 8, 2011).
3.6

First Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated as of February 27, 2014 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 27, 2014).

3.7

Second Amendment to the Thirteenth Amended and Restated Agreement of the Limited Partnership of Prologis, L.P., dated as of October 7, 2015 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on October 13, 2015).

3.8	Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.7 to Prologis’ Current Report on Form 8-K filed on June 8, 2011).
3.9	Articles Supplementary, dated as of April 3, 2014 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on April 3, 2014).
3.10

Third Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 4, 2020).

3.11	Prologis, Inc. Articles of Amendment, dated as of May 4, 2020 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on May 4, 2020).
3.12

Fourth Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P., dated as of April 27, 2023 (incorporated by reference to Exhibit 3.1 to Prologis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on April 28, 2023).

3.13	Prologis, Inc. Articles of Amendment, dated as of May 10, 2024 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on May 14, 2024).
3.14	Eleventh Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed on February 21, 2025).
4.1†	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed on April 12, 2011).
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

4.8

Form of Eighth Supplemental Indenture among Prologis, Inc., Prologis, L.P., U.S. Bank National Association and Elavon Financial Services DAC, UK Branch (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on June 6, 2017).

4.9

Indenture, dated as of August 1, 2018, among Prologis Euro Finance LLC, Prologis, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K/A filed on August 1, 2018).

4.10

First Supplemental Indenture, dated as of August 1, 2018, among Prologis Euro Finance LLC, Prologis, L.P., U.S. Bank National Association, as trustee, transfer agent and security registrar and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K/A filed on August 1, 2018).

4.11

Form of Indenture, dated as of September 25, 2018, among Prologis Yen Finance LLC, Prologis, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report on Form 8-K/A filed on September 24, 2018).

4.12

Form of First Supplemental Indenture, dated as of September 25, 2018, among Prologis Yen Finance LLC, Prologis, L.P., U.S. Bank National Association, as trustee, transfer agent, paying agent and security registrar (incorporated by reference to Exhibit 4.10 to Prologis’ Current Report on Form 8-K/A filed on September 24, 2018).

4.13

Second Supplemental Indenture, dated as of March 26, 2019, among Prologis Yen Finance LLC, Prologis, L.P. and U.S. Bank National Association as trustee, transfer agent, paying agent and security registrar (incorporated by reference to Exhibit 4.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on April 23, 2019).

4.14	Form of 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.15	Form of 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed on June 6, 2017).
4.16	Form of 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on June 20, 2018).
4.17	Form of 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on June 20, 2018).
4.18	Form of 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed on July 31, 2018).
4.19	Form of 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K/A filed on September 24, 2018).
4.20	Form of 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K/A filed on September 24, 2018).
4.21	Form of 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K/A filed on September 24, 2018).
4.22	Form of 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on April 23, 2019).
4.23	Form of 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).

4.24	Form of 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.25	Form of 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.26	Form of Officers’ Certificate related to the 3.00% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on May 28, 2014).
4.27	Form of Officers’ Certificate related to 2.250% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on June 6, 2017).
4.28	Form of Officers’ Certificate related to 3.875% Notes Due 2028 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K/A filed on June 20, 2018).
4.29	Form of Officers’ Certificate related to 4.375% Notes Due 2048 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K/A filed on June 20, 2018).
4.30	Form of Officers’ Certificate related to 0.972% Notes due 2028 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report on Form 8-K/A filed on September 24, 2018).
4.31	Form of Officers’ Certificate related to 1.077% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report on Form 8-K/A filed on September 24, 2018).
4.32	Form of Officers’ Certificate related to 1.470% Notes due 2038 (incorporated by reference to Exhibit 4.8 to Prologis’ Current Report on Form 8-K/A filed on September 24, 2018).
4.33	Form of Officers’ Certificate related to 1.875% Notes Due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K/A filed on August 1, 2018).
4.34

Form of Officers’ Certificate related to the 1.15% Notes due 2039 (incorporated by reference to Exhibit 4.3 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on April 23, 2019).

4.35	Form of Officers’ Certificate related to the 0.250% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement 8-A12B filed on September 10, 2019).
4.36	Form of Officers’ Certificate related to the 0.625% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Registration Statement 8-A12B filed on September 10, 2019).
4.37	Form of Officers’ Certificate related to the 1.500% Notes due 2049 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Registration Statement 8-A12B filed on September 10, 2019).
4.38	Form of Officers’ Certificate related to the 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.39	Form of 0.375% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.40	Form of Officers’ Certificate related to the 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.41	Form of 1.000% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Registration Statement on Form 8-A12B filed on February 10, 2020).
4.42	Form of Officers’ Certificate related to the 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.43	Form of 3.250% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.44	Form of Officers’ Certificate related to the 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).

4.45	Form of 4.375% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.46	Form of Officers’ Certificate related to the 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.5 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.47	Form of 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.6 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.48	Form of Officers’ Certificate related to the 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.7 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.49	Form of 2.250% Notes due 2030 (incorporated by reference to Exhibit 4.8 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.50	Form of Officers’ Certificate related to the 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.51	Form of 3.000% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis L.P.’s Current Report on Form 8-K filed on February 14, 2020).
4.52	Form of Officers’ Certificate related to the 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on June 23, 2020).
4.53	Form of 0.589% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on June 23, 2020).
4.54	Form of Officers’ Certificate related to the 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed on June 23, 2020).
4.55	Form of 0.850% Notes due 2030 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on June 23, 2020).
4.56	Form of Officers’ Certificate related to the 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed on June 23, 2020).
4.57	Form of 1.003% Notes due 2032 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report on Form 8-K filed on June 23, 2020).
4.58	Form of Officers’ Certificate related to the 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report on Form 8-K filed on June 23, 2020).
4.59	Form of 1.222% Notes due 2035 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report on Form 8-K filed on June 23, 2020).
4.60	Form of Officers’ Certificate related to the 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report on Form 8-K filed on June 23, 2020).
4.61	Form of 1.600% Notes due 2050 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report on Form 8-K filed on June 23, 2020).
4.62	Form of Officers’ Certificate related to the 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on August 19, 2020).
4.63	Form of 1.250% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed on August 19, 2020).
4.64	Form of Officers’ Certificate related to the 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed on August 19, 2020).

4.65	Form of 2.125% Notes due 2050 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed on August 19, 2020).
4.66	Form of Officers’ Certificate related to the 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on February 16, 2021).

4.67	Form of 0.500% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on February 16, 2021).
4.68	Form of Officers’ Certificate related to the 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed on February 16, 2021).
4.69	Form of 1.000% Notes due 2041 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on February 16, 2021).
4.70	Form of Officers’ Certificate related to the 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on February 19, 2021).
4.71	Form of 1.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on February 19, 2021).
4.72	Form of Officers’ Certificate related to the 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on June 28, 2021).
4.73	Form of 0.448% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on June 28, 2021).
4.74	Form of Officers’ Certificate related to the 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed on June 28, 2021).
4.75	Form of 0.564% Notes due 2031 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on June 28, 2021).
4.76	Form of Officers’ Certificate related to the 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed on June 28, 2021).
4.77	Form of 0.885% Notes due 2036 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report on Form 8-K filed on June 28, 2021).
4.78	Form of Officers’ Certificate related to the 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.7 to Prologis’ Current Report on Form 8-K filed on June 28, 2021).
4.79	Form of 1.134% Notes due 2041 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report on Form 8-K filed on June 28, 2021).
4.80	Form of Officers’ Certificate related to the 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.9 to Prologis’ Current Report on Form 8-K filed on June 28, 2021).
4.81	Form of 1.550% Notes due 2061 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report on Form 8-K filed on June 28, 2021).
4.82	Form of Officers’ Certificate related to the 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed on February 8, 2022).
4.83	Form of 1.000% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed on February 8, 2022).
4.84	Form of Officers’ Certificate related to the 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.5 to Prologis’ Current Report on Form 8-K filed on February 8, 2022).
4.85	Form of 1.500% Notes due 2034 (incorporated by reference to Exhibit 4.6 to Prologis’ Current Report on Form 8-K filed on February 8, 2022).
4.86	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on September 15, 2022).
4.87	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on September 15, 2022).
4.88	Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on October 6, 2022).

4.89	Officers’ Certificate related to the 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.90	Form of 3.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.91	Officers’ Certificate related to the 3.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.92	Form of 7.250% Senior Notes due June 2028 (incorporated by reference to Exhibit 4.5 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.93	Officers’ Certificate related to the 7.250% Senior Notes due June 2028 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.94	Form of 4.000% Senior Notes due September 2028 (incorporated by reference to Exhibit 4.7 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.95	Officers’ Certificate related to the 4.000% Senior Notes due September 2028 (incorporated by reference to Exhibit 4.8 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.96	Form of 2.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.9 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.97	Officers' Certificate related to the 2.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.10 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.98	Form of 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.11 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.99	Officers’ Certificate related to the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.12 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.100	Form of 1.750% Senior Notes due 2031 (incorporated by reference to Exhibit 4.13 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.101	Officers’ Certificate related to the 1.750% Senior Notes due 2031 (incorporated by reference to Exhibit 4.14 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.102	Form of 2.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.15 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.103	Officers’ Certificate related to the 2.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.16 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.104	Form of 3.050% Senior Notes due 2050 (incorporated by reference to Exhibit 4.17 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.105	Officers’ Certificate related to the 3.050% Senior Notes due 2050 (incorporated by reference to Exhibit 4.18 to Prologis' Current Report on Form 8-K filed on October 6, 2022).
4.106

Ninth Supplemental Indenture, dated as of November 3, 2022, by and among Prologis, L.P., Prologis, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on November 3, 2022).

4.107	Form of Officers’ Certificate related to the 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on November 3, 2022).
4.108	Form of 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on November 3, 2022).
4.109	Form of Officers’ Certificate related to the 1.003% Notes due 2027 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed on December 1, 2022).
4.110	Form of 1.003% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on December 1, 2022).

4.111	Form of Officers’ Certificate related to the 1.323% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on December 1, 2022).
4.112	Form of 1.323% Notes due 2029 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on December 1, 2022).
4.113	Form of Officers’ Certificate related to the 1.903% Notes due 2037(incorporated by reference to Exhibit 4.5 to Prologis' Current Report on Form 8-K filed on December 1, 2022).
4.114	Form of 1.903% Notes due 2037 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report on Form 8-K filed on December 1, 2022).
4.115	Form of Officers’ Certificate related to the 3.875% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on January 31, 2023).
4.116	Form of 3.875% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on January 31, 2023).
4.117	Form of Officers’ Certificate related to the 4.250% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on January 31, 2023).
4.118	Form of 4.250% Notes due 2043 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on January 31, 2023).
4.119	Form of Officers’ Certificate related to the 4.750% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on March 30, 2023).
4.120	Form of 4.750% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on March 30, 2023).
4.121	Form of Officers’ Certificate related to the 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on March 30, 2023).
4.122	Form of 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on March 30, 2023).
4.123	Form of Officers’ Certificate related to the 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on May 23, 2023).
4.124	Form of 4.625% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on May 23, 2023).
4.125	Form of Officers’ Certificate related to the 4.875% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on June 28, 2023).
4.126	Form of 4.875% Notes due 2028 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on June 28, 2023).
4.127	Form of Officers’ Certificate related to the 5.125% Notes due 2034 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on June 28, 2023).
4.128	Form of 5.125% Notes due 2034 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on June 28, 2023).
4.129	Form of Officers’ Certificate related to the 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.5 to Prologis' Current Report on Form 8-K filed on June 28, 2023).
4.130	Form of 5.250% Notes due 2053 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report on Form 8-K filed on June 28, 2023).
4.131	Form of Officers’ Certificate related to the 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on January 25, 2024).

4.132	Form of 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on January 25, 2024).
4.133	Form of Officers’ Certificate related to the 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on January 25, 2024).
4.134	Form of 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on January 25, 2024).
4.135	Form of Officers’ Certificate related to the 4.700% Notes due 2029 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on March 1, 2024).
4.136	Form of 4.700% Notes due 2029 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on March 1, 2024).
4.137	Form of Officers’ Certificate related to the 4.000% Notes due 2034 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on May 7, 2024).
4.138	Form of 4.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on May 7, 2024).
4.139	Form of Officers’ Certificate related to the 5.625% Notes due 2040 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on May 7, 2024).
4.140	Form of 5.625% Notes due 2040 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on May 7, 2024).
4.141	Form of Officers’ Certificate related to the 5.000% Notes due 2035 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on July 23, 2024).
4.142	Form of 5.000% Notes due 2035 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on July 23, 2024).
4.143	Form of Officers’ Certificate related to the 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on July 23, 2024).
4.144	Form of 5.250% Notes due 2054 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on July 23, 2024).
4.145	Form of Officers’ Certificate related to the 4.200% Notes due 2033 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on February 4, 2025).
4.146	Form of 4.200% Notes due 2033 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on February 4, 2025).
4.147	Form of Officers’ Certificate related to the 4.750% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on May 7, 2025).
4.148	Form of 4.750% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on May 7, 2025).
4.149	Form of Officers’ Certificate related to the 5.250% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on May 7, 2025).
4.150	Form of 5.250% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on May 7, 2025).
4.151	Form of Officers’ Certificate related to the 3.250% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis, Inc.’s Current Report on Form 8-K filed on September 22, 2025).
4.152	Form of 3.250% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis, Inc.’s Current Report on Form 8-K filed on September 22, 2025).
4.153	Form of Officers’ Certificate related to the 3.875% Notes due 2037 (incorporated by reference to Exhibit 4.3 to Prologis, Inc.’s Current Report on Form 8-K filed on September 22, 2025).

4.154	Form of 3.875% Notes due 2037 (incorporated by reference to Exhibit 4.4 to Prologis, Inc.’s Current Report on Form 8-K filed on September 22, 2025).
4.155	Form of Officers' Certificate related to the 3.600% Notes due 2032 (incorporated by reference to Exhibit 4.1 to Prologis, Inc.’s Current Report on Form 8-K filed on October 27, 2025).
4.156	Form of 3.600% Notes due 2032 (incorporated by reference to Exhibit 4.2 to Prologis, Inc.’s Current Report on Form 8-K filed on October 27, 2025).

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

10.2

Fifteenth Amended and Restated Agreement of Limited Partnership of Prologis 2, L.P., (f/k/a AMB Property II, L.P.) dated as of February 19, 2010 (incorporated by reference to Exhibit 10.6 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 22, 2010).

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

10.22*

ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2008) (incorporated by reference to exhibit 10.13 to ProLogis’ Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).

10.23*

ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Current Report on Form 8-K filed on May 19, 2010).

10.24†	Form of Indemnification Agreement between Prologis and certain directors and executive officers.
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

10.37*	Prologis, Inc. 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on January 18, 2018).
10.38*	Prologis, Inc. Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on March 27, 2018).
10.39*	Form of Prologis, Inc. 2018 Amendment to Outperformance Plan LTIP Unit Award Agreements (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on March 27, 2018).
10.40*	Amended and Restated Director Deferred Stock Unit Award Terms (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 8, 2018).
10.41*	Prologis, Inc. Second Amended and Restated 2018 Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on August 28, 2018).
10.42*	Form of Outperformance Plan LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on August 28, 2018).
10.43*	Form of LTIP Unit Award Agreement (Bonus Exchange) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed on August 28, 2018).
10.44*	Form of LTIP Unit Award Agreement (Omnibus) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report on Form 8-K filed on August 28, 2018).
10.45*	Form of RSU Agreement (Global) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report on Form 8-K filed on August 28, 2018).
10.46*	Form of RSU Agreement (LTIP Unit Election) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report on Form 8-K filed on August 28, 2018).
10.47*

Letter Agreement, dated as of February 3, 2017, by and between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on February 3, 2017).

10.48

Term Loan Agreement, dated as of March 4, 2019, among Prologis GK Holdings Y.K., as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on March 6, 2019).

10.49

Guaranty of Payment, dated as of March 4, 2019, between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the lenders that are from time to time parties to the Term Loan Agreement dated as of March 4, 2019 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on March 6, 2019).

10.50*

Amended and Restated Change in Control and Noncompetition Agreement, dated as of April 30, 2019, between Prologis, Inc. and Hamid R. Moghadam (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 3, 2019).

10.51*	Prologis, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on May 4, 2020).
10.52*

Form of First Amendment to Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).

10.53*	Form of LTIP Unit Award Agreement (Omnibus 2020) (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).
10.54*	Form of LTIP Unit Award Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).
10.55*

Form of Outperformance Plan LTIP Unit Award Agreement for Named Executive Officers (2020) (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).

10.56*	Form of Outperformance Plan LTIP Unit Award Agreement (General 2020) (incorporated by reference to Exhibit 10.5 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).
10.57*	Form of Deferred Compensation LTIP Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.6 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).
10.58*	Form of RSU Agreement (Global 2020) (incorporated by reference to Exhibit 10.7 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).
10.59*	Form of RSU Agreement (Bonus Exchange 2020) (incorporated by reference to Exhibit 10.8 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).
10.60*	Form of RSU Agreement (LTIP Unit Election 2020) (incorporated by reference to Exhibit 10.9 to Prologis’ Current Report on Form 8-K filed on September 25, 2020).
10.61

First Amendment to Term Loan Agreement, dated as of October 1, 2021, among Prologis GK Holdings Y.K, as borrower, Prologis, L.P., as guarantor, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021).

10.62*	Third Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on December 2, 2021).
10.63

Global Senior Credit Agreement, dated as of June 30, 2022, among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 6, 2022).

10.64*	Form of LTIP Unit Award Agreement (Omnibus 2022) (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on September 27, 2022).
10.65*	Form of Third Amended and Restated Prologis 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed on December 12, 2022).
10.66*

Form of Second Amended and Restated Prologis, Inc. 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on December 12, 2022).

10.67*

Form of Second Amended and Restated Prologis, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed on December 12, 2022).

10.68*

Prologis Bonus Exchange 2022 LTIP Unit Award Agreement - Advance Grant No Pre-Retirement Election (incorporated by reference to Exhibit 10.83 to Prologis' Annual Report on Form 10-K filed for the year ended December 31, 2022 filed on February 14, 2023).

10.69*

Prologis Bonus Exchange 2022 LTIP Unit Award Agreement - Advance Grant Pre-Retirement Election (incorporated by reference to Exhibit 10.84 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 14, 2023).

10.70*

Form of Change of Control and Noncompetition Agreement by and between Prologis, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on January 5, 2023).

10.71*

Form of Amended Agreement Relating to Retirement Eligibility and Vesting of Equity-Based Awards (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on July 26, 2023).

10.72*

Fourth Amended and Restated Prologis Promote Plan, dated as of June 30, 2023 (incorporated by reference to Exhibit 10.3 to Prologis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on July 26, 2023).

10.73

Seventh Amended and Restated Revolving Credit Agreement, dated as of August 25, 2023, among Prologis Marunouchi Finance Investment Limited Partnership, as initial borrower, Prologis, L.P., as guarantor, the lenders listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed on August 31, 2023).

10.74

Guaranty of Payment, dated as of August 25, 2023, between Prologis, L.P., as guarantor, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to the Seventh Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Prologis' Current Report on Form 8-K filed on August 31, 2023).

10.75*	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed January 17, 2024).
10.76*	Form of First Amendment to Fourth Amended and Restated Prologis Promote Plan (incorporated by reference to Exhibit 10.2 to Prologis' Current Report on Form 8-K filed on January 17, 2024).
10.77

Amended and Restated Global Senior Credit Agreement, dated as of May 22, 2025, among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed May 23, 2025).

10.78

Second Amendment, dated as of May 22, 2025, among Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent to the Amended and Restated Global Senior Credit Agreement (incorporated by reference to Exhibit 10.2 to Prologis' Current Report on Form 8-K filed May 23, 2025).

10.79*	Form of Performance Stock Unit Agreement (Cash-Settled Dividend Equivalents) (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed on December 5, 2025).
10.80*

Form of Amendment to Amended Agreement Relating to Retirement Eligibility and Vesting of Equity-Based Awards (incorporated by reference to Exhibit 10.2 to Prologis' Current Report on Form 8-K filed on December 5, 2025).

10.81†	Form of Time-Sharing Agreement.
19.1†	Policy Governing Material, Non-Public Information and the Prevention of Insider Trading.
21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
22.1†	Subsidiary guarantors and issuers of guaranteed securities.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Power of Attorney for Prologis, Inc. (included in signature page of this annual report).
24.2†	Power of Attorney for Prologis, L.P. (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 19.1 to Prologis' Annual Report on Form 10-K filed for the year ended December 31, 2023).
101. INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101. SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PROLOGIS, INC.

By:	/s/ Daniel S. Letter
Daniel S. Letter
Chief Executive Officer

Date: February 13, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, Inc., hereby severally constitute Daniel S. Letter, Timothy D. Arndt and Deborah K. Briones, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Letter	Chief Executive Officer and Director	February 13, 2026
Daniel S. Letter

/s/ Timothy D. Arndt	Chief Financial Officer	February 13, 2026
Timothy D. Arndt

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 13, 2026
Lori A. Palazzolo

/s/ Hamid R. Moghadam	Executive Chairman	February 13, 2026
Hamid R. Moghadam

/s/ Cristina G. Bita	Director	February 13, 2026
Cristina G. Bita

/s/ James B. Connor	Director	February 13, 2026
James B. Connor

/s/ George L. Fotiades	Director	February 13, 2026
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 13, 2026
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 13, 2026
Irving F. Lyons III

/s/ Guy A. Metcalfe	Director	February 13, 2026
Guy A. Metcalfe

/s/ Avid Modjtabai	Director	February 13, 2026
Avid Modjtabai

/s/ David P. O’Connor	Director	February 13, 2026
David P. O’Connor

/s/ Olivier Piani	Director	February 13, 2026
Olivier Piani

/s/ Sarah A. Slusser	Director	February 13, 2026
Sarah A. Slusser

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Daniel S. Letter
Daniel S. Letter
Chief Executive Officer

Date: February 13, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, L.P., hereby severally constitute Daniel S. Letter, Timothy D. Arndt and Deborah K. Briones, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Letter	Chief Executive Officer and Director	February 13, 2026
Daniel S. Letter

/s/ Timothy D. Arndt	Chief Financial Officer	February 13, 2026
Timothy D. Arndt

/s/ Lori A. Palazzolo	Managing Director and Chief Accounting Officer	February 13, 2026
Lori A. Palazzolo

/s/ Hamid R. Moghadam	Executive Chairman	February 13, 2026
Hamid R. Moghadam

/s/ Cristina G. Bita	Director	February 13, 2026
Cristina G. Bita

/s/ James B. Connor	Director	February 13, 2026
James B. Connor

/s/ George L. Fotiades	Director	February 13, 2026
George L. Fotiades

/s/ Lydia H. Kennard	Director	February 13, 2026
Lydia H. Kennard

/s/ Irving F. Lyons III	Director	February 13, 2026
Irving F. Lyons III

/s/ Guy A. Metcalfe	Director	February 13, 2026
Guy A. Metcalfe

/s/ Avid Modjtabai	Director	February 13, 2026
Avid Modjtabai

/s/ David P. O’Connor	Director	February 13, 2026
David P. O’Connor

/s/ Olivier Piani	Director	February 13, 2026
Olivier Piani

/s/ Sarah A. Slusser	Director	February 13, 2026
Sarah A. Slusser