Form 10-Q
period 2026-03-31
Prologis, Inc.; Prologis, L.P.
filed 2026-04-30
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Prologis, Inc.’s common stock outstanding at April 28, 2026, was approximately 932,338,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At March 31, 2026, the Parent owned a 97.93% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.07% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2026	December 31, 2025
ASSETS
Investments in real estate properties	$95,241,445	$95,129,356
Less accumulated depreciation	15,298,353	14,729,149
Net investments in real estate properties	79,943,092	80,400,207
Investments in and advances to unconsolidated entities	11,241,723	11,093,936
Assets held for sale or contribution	499,799	203,344
Net investments in real estate	91,684,614	91,697,487

Cash and cash equivalents	861,144	1,145,647
Other assets	5,587,693	5,881,122
Total assets	$98,133,451	$98,724,256

LIABILITIES AND EQUITY
Liabilities:
Debt	$34,669,592	$35,037,073
Accounts payable and accrued expenses	1,681,047	1,963,645
Other liabilities	3,834,320	3,969,530
Total liabilities	40,184,959	40,970,248

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 authorized at March 31, 2026 and December 31, 2025	63,948	63,948
Common stock; $0.01 par value; 932,283 and 929,153 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9,323	9,292
Additional paid-in capital	54,830,655	54,698,641
Accumulated other comprehensive loss	(479,497)	(676,276)
Distributions in excess of net earnings	(921,028)	(902,427)
Total Prologis, Inc. stockholders’ equity	53,503,401	53,193,178
Noncontrolling interests	4,445,091	4,560,830
Total equity	57,948,492	57,754,008
Total liabilities and equity	$98,133,451	$98,724,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Rental	$2,125,084	$1,987,265
Strategic capital	160,812	141,139
Development management and other	11,827	11,261
Total revenues	2,297,723	2,139,665
Expenses:
Rental	520,283	488,317
Strategic capital	81,889	60,777
General and administrative	126,890	114,701
Depreciation and amortization	731,506	652,058
Other	10,123	9,649
Total expenses	1,470,691	1,325,502

Operating income before gains on real estate transactions, net	827,032	814,163
Gains on dispositions of development properties and land, net	292,983	27,451
Gains on other dispositions of investments in real estate, net	91,040	36,799
Operating income	1,211,055	878,413

Other income (expense):
Earnings from unconsolidated entities, net	93,296	67,899
Interest expense	(254,286)	(231,751)
Foreign currency, derivative and other gains (losses) and other income (expense), net	44,611	(31,658)
Gains (losses) on early extinguishment of debt, net	(1,890)	-
Total other income (expense)	(118,269)	(195,510)
Earnings before income taxes	1,092,786	682,903
Income tax expense	(47,971)	(43,383)
Consolidated net earnings	1,044,815	639,520
Less net earnings attributable to noncontrolling interests	62,839	46,567
Net earnings attributable to controlling interests	981,976	592,953
Less preferred stock dividends	1,500	1,452
Net earnings attributable to common stockholders	$980,476	$591,501

Weighted average common shares outstanding – Basic	931,261	927,338
Weighted average common shares outstanding – Diluted	957,561	956,080

Net earnings per share attributable to common stockholders – Basic	$1.05	$0.64

Net earnings per share attributable to common stockholders – Diluted	$1.05	$0.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Consolidated net earnings	$1,044,815	$639,520
Other comprehensive income:
Foreign currency translation gains (losses), net	189,617	(230,690)
Unrealized gains (losses) on derivative contracts, net	10,850	(2,948)
Comprehensive income	1,245,282	405,882
Net earnings attributable to noncontrolling interests	(62,839)	(46,567)
Other comprehensive loss (income) attributable to noncontrolling interests	(3,688)	4,265
Comprehensive income attributable to common stockholders	$1,178,755	$363,580

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

Three Months Ended March 31, 2026 and 2025

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2026	$63,948	929,153	$9,292	$54,698,641	$(676,276)	$(902,427)	$4,560,830	$57,754,008
Consolidated net earnings	-	-	-	-	-	981,976	62,839	1,044,815
Effect of equity compensation plans	-	287	3	8,227	-	-	54,644	62,874
Capital contributions	-	-	-	-	-	-	12,768	12,768
Redemption of noncontrolling interests	-	2,843	28	162,984	-	-	(210,964)	(47,952)
Foreign currency translation gains (losses), net	-	-	-	-	186,153	-	3,464	189,617
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	10,626	-	224	10,850
Reallocation of equity	-	-	-	(39,579)	-	-	39,579	-
Dividends ($1.07 per common share) and other distributions	-	-	-	382	-	(1,000,577)	(78,293)	(1,078,488)
Balance at March 31, 2026	$63,948	932,283	$9,323	$54,830,655	$(479,497)	$(921,028)	$4,445,091	$57,948,492

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2025	$63,948	926,283	$9,263	$54,464,055	$(120,215)	$(465,913)	$4,665,632	$58,616,770
Consolidated net earnings	-	-	-	-	-	592,953	46,567	639,520
Effect of equity compensation plans	-	274	3	23,685	-	-	33,876	57,564
Capital contributions	-	-	-	-	-	-	13,234	13,234
Redemption of noncontrolling interests	-	1,325	13	76,269	-	-	(80,285)	(4,003)
Foreign currency translation gains (losses), net	-	-	-	-	(226,495)	-	(4,195)	(230,690)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	(2,878)	-	(70)	(2,948)
Reallocation of equity	-	-	-	(8,514)	-	-	8,514	-
Dividends ($1.01 per common share) and other distributions	-	-	-	956	-	(939,920)	(75,045)	(1,014,009)
Balance at March 31, 2025	$63,948	927,882	$9,279	$54,556,451	$(349,588)	$(812,880)	$4,608,228	$58,075,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Consolidated net earnings	$1,044,815	$639,520
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(165,749)	(180,361)
Equity-based compensation awards	60,632	53,161
Depreciation and amortization	731,506	652,058
Earnings from unconsolidated entities, net	(93,296)	(67,899)
Operating distributions from unconsolidated entities	186,153	138,947
Decrease (increase) in operating receivables from unconsolidated entities	31,009	16,638
Amortization of debt discounts and debt issuance costs, net	20,632	20,835
Gains on dispositions of development properties and land, net	(292,983)	(27,451)
Gains on other dispositions of investments in real estate, net	(91,040)	(36,799)
Unrealized foreign currency and derivative losses (gains), net	(14,308)	55,465
Losses (gains) on early extinguishment of debt, net	1,890	-
Deferred income tax expense (benefit)	190	6,682
Decrease (increase) in other assets	61,380	22,982
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(192,695)	(133,025)
Net cash provided by (used in) operating activities	1,288,136	1,160,753
Investing activities:
Real estate development	(764,465)	(776,184)
Real estate acquisitions	(223,053)	(779,664)
Tenant improvements and lease commissions on previously leased space	(123,816)	(123,123)
Property improvements	(26,065)	(34,367)
Proceeds from dispositions and contributions of real estate	624,036	157,013
Investments in and advances to unconsolidated entities	(150,663)	(27,352)
Return of investment from unconsolidated entities	86,616	28,314
Proceeds from the settlement of net investment hedges	310	4,852
Proceeds from maturity of short-term investments	176,485	-
Net cash provided by (used in) investing activities	(400,615)	(1,550,511)
Financing activities:
Dividends paid on common and preferred stock	(1,000,577)	(939,920)
Noncontrolling interests contributions	12,768	13,234
Noncontrolling interests distributions	(80,168)	(75,045)
Settlement of noncontrolling interests	(47,952)	(4,003)
Tax paid with shares withheld	(18,321)	(15,416)
Debt and equity issuance costs paid	(17,153)	(2,648)
Net proceeds from (payments on) credit facilities and commercial paper	517,779	299,224
Repurchase of and payments on debt	(686,276)	(71,205)
Proceeds from the issuance of debt	161,620	520,219
Net cash provided by (used in) financing activities	(1,158,280)	(275,560)

Effect of foreign currency exchange rate changes on cash	(13,744)	17,844
Net increase (decrease) in cash and cash equivalents	(284,503)	(647,474)
Cash and cash equivalents, beginning of period	1,145,647	1,318,591
Cash and cash equivalents, end of period	$861,144	$671,117

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2026	December 31, 2025
ASSETS
Investments in real estate properties	$95,241,445	$95,129,356
Less accumulated depreciation	15,298,353	14,729,149
Net investments in real estate properties	79,943,092	80,400,207
Investments in and advances to unconsolidated entities	11,241,723	11,093,936
Assets held for sale or contribution	499,799	203,344
Net investments in real estate	91,684,614	91,697,487

Cash and cash equivalents	861,144	1,145,647
Other assets	5,587,693	5,881,122
Total assets	$98,133,451	$98,724,256

LIABILITIES AND CAPITAL
Liabilities:
Debt	$34,669,592	$35,037,073
Accounts payable and accrued expenses	1,681,047	1,963,645
Other liabilities	3,834,320	3,969,530
Total liabilities	40,184,959	40,970,248

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,439,453	53,129,230
Limited partners – common	1,128,817	1,244,117
Total partners’ capital	54,632,218	54,437,295
Noncontrolling interests	3,316,274	3,316,713
Total capital	57,948,492	57,754,008
Total liabilities and capital	$98,133,451	$98,724,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Rental	$2,125,084	$1,987,265
Strategic capital	160,812	141,139
Development management and other	11,827	11,261
Total revenues	2,297,723	2,139,665
Expenses:
Rental	520,283	488,317
Strategic capital	81,889	60,777
General and administrative	126,890	114,701
Depreciation and amortization	731,506	652,058
Other	10,123	9,649
Total expenses	1,470,691	1,325,502

Operating income before gains on real estate transactions, net	827,032	814,163
Gains on dispositions of development properties and land, net	292,983	27,451
Gains on other dispositions of investments in real estate, net	91,040	36,799
Operating income	1,211,055	878,413

Other income (expense):
Earnings from unconsolidated entities, net	93,296	67,899
Interest expense	(254,286)	(231,751)
Foreign currency, derivative and other gains (losses) and other income (expense), net	44,611	(31,658)
Gains (losses) on early extinguishment of debt, net	(1,890)	-
Total other income (expense)	(118,269)	(195,510)
Earnings before income taxes	1,092,786	682,903
Income tax expense	(47,971)	(43,383)
Consolidated net earnings	1,044,815	639,520
Less net earnings attributable to noncontrolling interests	39,978	31,576
Net earnings attributable to controlling interests	1,004,837	607,944
Less preferred unit distributions	1,500	1,452
Net earnings attributable to common unitholders	$1,003,337	$606,492

Weighted average common units outstanding – Basic	952,981	943,662
Weighted average common units outstanding – Diluted	957,561	956,080

Net earnings per unit attributable to common unitholders – Basic	$1.05	$0.64

Net earnings per unit attributable to common unitholders – Diluted	$1.05	$0.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Consolidated net earnings	$1,044,815	$639,520
Other comprehensive income:
Foreign currency translation gains (losses), net	189,617	(230,690)
Unrealized gains (losses) on derivative contracts, net	10,850	(2,948)
Comprehensive income	1,245,282	405,882
Net earnings attributable to noncontrolling interests	(39,978)	(31,576)
Other comprehensive loss (income) attributable to noncontrolling interests	496	(1,267)
Comprehensive income attributable to common unitholders	$1,205,800	$373,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands, except per unit amounts)

Three Months Ended March 31, 2026 and 2025

	General Partner				Limited Partners				Non-
	Preferred		Common		Common				controlling	Total
	Units	Amount	Units	Amount	Units		Amount		Interests	Capital
Balance at January 1, 2026	1,279	$63,948	929,153	$53,129,230		21,758	$	1,244,117	$3,316,713	$57,754,008
Consolidated net earnings	-	-	-	981,976		-		22,861	39,978	1,044,815
Effect of equity compensation plans	-	-	287	8,230		1,131		54,644	-	62,874
Capital contributions	-	-	-	-		-		-	12,768	12,768
Redemption of limited partnership units	-	-	2,843	163,012		(3,196)		(210,964)	-	(47,952)
Foreign currency translation gains (losses), net	-	-	-	186,153		-		3,960	(496)	189,617
Unrealized gains (losses) on derivative contracts, net	-	-	-	10,626		-		224	-	10,850
Reallocation of capital	-	-	-	(39,579)		-		39,579	-	-
Distributions ($1.07 per common unit) and other	-	-	-	(1,000,195)		-		(25,604)	(52,689)	(1,078,488)
Balance at March 31, 2026	1,279	$63,948	932,283	$53,439,453		19,693		$1,128,817	$3,316,274	$57,948,492

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2025	1,279	$63,948	926,283	$53,887,190	15,699	$913,227	7,650	$429,358	$3,323,047	$58,616,770
Consolidated net earnings	-	-	-	592,953	-	10,413	-	4,578	31,576	639,520
Effect of equity compensation plans	-	-	274	23,688	570	33,876	-	-	-	57,564
Capital contributions	-	-	-	-	-	-	-	-	13,234	13,234
Redemption of limited partnership units	-	-	1,325	76,282	340	15,203	(1,709)	(95,488)	-	(4,003)
Foreign currency translation gains (losses), net	-	-	-	(226,495)	-	(4,054)	-	(1,408)	1,267	(230,690)
Unrealized gains (losses) on derivative contracts, net	-	-	-	(2,878)	-	(52)	-	(18)	-	(2,948)
Reallocation of capital	-	-	-	(8,514)	-	8,725	-	(211)	-	-
Distributions ($1.01 per common unit) and other	-	-	-	(938,964)	-	(21,448)	-	(4,946)	(48,651)	(1,014,009)
Balance at March 31, 2025	1,279	$63,948	927,882	$53,403,262	16,609	$955,890	5,941	$331,865	$3,320,473	$58,075,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Consolidated net earnings	$1,044,815	$639,520
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(165,749)	(180,361)
Equity-based compensation awards	60,632	53,161
Depreciation and amortization	731,506	652,058
Earnings from unconsolidated entities, net	(93,296)	(67,899)
Operating distributions from unconsolidated entities	186,153	138,947
Decrease (increase) in operating receivables from unconsolidated entities	31,009	16,638
Amortization of debt discounts and debt issuance costs, net	20,632	20,835
Gains on dispositions of development properties and land, net	(292,983)	(27,451)
Gains on other dispositions of investments in real estate, net	(91,040)	(36,799)
Unrealized foreign currency and derivative losses (gains), net	(14,308)	55,465
Losses (gains) on early extinguishment of debt, net	1,890	-
Deferred income tax expense (benefit)	190	6,682
Decrease (increase) in other assets	61,380	22,982
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(192,695)	(133,025)
Net cash provided by (used in) operating activities	1,288,136	1,160,753
Investing activities:
Real estate development	(764,465)	(776,184)
Real estate acquisitions	(223,053)	(779,664)
Tenant improvements and lease commissions on previously leased space	(123,816)	(123,123)
Property improvements	(26,065)	(34,367)
Proceeds from dispositions and contributions of real estate	624,036	157,013
Investments in and advances to unconsolidated entities	(150,663)	(27,352)
Return of investment from unconsolidated entities	86,616	28,314
Proceeds from the settlement of net investment hedges	310	4,852
Proceeds from maturity of short-term investments	176,485	-
Net cash provided by (used in) investing activities	(400,615)	(1,550,511)
Financing activities:
Distributions paid on common and preferred units	(1,026,181)	(966,314)
Noncontrolling interests contributions	12,768	13,234
Noncontrolling interests distributions	(54,564)	(48,651)
Redemption of common limited partnership units	(47,952)	(4,003)
Tax paid with shares of the Parent withheld	(18,321)	(15,416)
Debt and equity issuance costs paid	(17,153)	(2,648)
Net proceeds from (payments on) credit facilities and commercial paper	517,779	299,224
Repurchase of and payments on debt	(686,276)	(71,205)
Proceeds from the issuance of debt	161,620	520,219
Net cash provided by (used in) financing activities	(1,158,280)	(275,560)

Effect of foreign currency exchange rate changes on cash	(13,744)	17,844
Net increase (decrease) in cash and cash equivalents	(284,503)	(647,474)
Cash and cash equivalents, beginning of period	1,145,647	1,318,591
Cash and cash equivalents, end of period	$861,144	$671,117

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At March 31, 2026, the Parent owned a 97.93% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 2.07% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the Parent and the OP for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC, and other public information.

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

Index

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

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2026	2025	2026	2025	2026	2025
Operating properties:
Buildings and improvements	649,821	647,904	2,980	2,979	$56,556,856	$56,365,572
Improved land					24,318,875	24,195,448
Development portfolio, including land costs:
Prestabilized	6,111	6,749	23	27	922,387	1,026,688
Properties under development	11,529	17,297	42	50	1,569,774	1,992,321
Land (1)					4,684,949	4,888,153
Other real estate investments (2)					7,188,604	6,661,174
Total investments in real estate properties					95,241,445	95,129,356
Less accumulated depreciation					15,298,353	14,729,149
Net investments in real estate properties					$79,943,092	$80,400,207

(1)
At March 31, 2026 and December 31, 2025, our land was comprised of 8,323 and 8,815 acres, respectively.

(2)
Included in other real estate investments were principally: (i) land parcels we own and lease to third parties; (ii) renewable energy assets, including solar, electric vehicle charging and energy storage; (iii) newly developed and stabilized data centers; (iv) non-strategic real estate assets that we do not intend to operate long term; and (v) non-industrial real estate assets that we intend to redevelop as industrial properties or data centers.

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended March 31,
	2026	2025
Number of operating properties	3	7
Square feet	1,733	2,258
Acres of land	14	122
Acquisition cost of net investments in real estate, excluding other real estate investments	$155,289	$739,476

Acquisition cost of other real estate investments	$88,245	$59,894

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended March 31,
	2026	2025
Dispositions of development properties and land, net (1)(2)
Number of properties	4	1
Square feet	4,110	402
Acres of land	262	-
Net proceeds	$689,497	$68,210
Gains on dispositions of development properties and land, net	$292,983	$27,451

Other dispositions of investments in real estate, net
Number of properties	9	3
Square feet	1,527	537
Net proceeds	$219,046	$105,455
Gains on other dispositions of investments in real estate, net	$91,040	$36,799

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)
During the three months ended March 31, 2026, we contributed land and development properties to two new unconsolidated co-investment ventures in the U.S. that are focused on development.

Leases

We recognized lease right-of-use assets of $667.2 million and $671.7 million within Other Assets and lease liabilities of $640.6 million and $643.5 million within Other Liabilities, principally for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	March 31,	December 31,
	2026	2025
Unconsolidated co-investment ventures	$10,397,182	$10,263,233
Other ventures	844,541	830,703
Total	$11,241,723	$11,093,936

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended March 31,
	2026	2025
Recurring fees	$136,635	$122,684
Transactional fees	22,599	16,398
Promote revenue	60	-
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$159,294	$139,082

(1)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S. (1)		Other Americas (2)		Europe		Asia (1)		Total
At:	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Key property information:
Ventures	3	1	2	2	2	2	6	5	13	10
Operating properties	785	784	389	393	1,058	1,058	245	245	2,477	2,480
Square feet	140	139	84	86	238	238	101	101	563	564

Financial position:
Total assets ($)	15,813	14,711	7,231	7,308	26,036	26,764	9,332	9,470	58,412	58,253
Third-party debt ($)	6,861	6,386	2,443	2,429	6,991	7,101	3,555	3,758	19,850	19,674
Total liabilities ($)	7,890	7,383	2,723	2,753	9,144	9,310	3,963	4,192	23,720	23,638

Our investment balance ($) (3)	3,643	3,283	1,171	1,181	4,787	5,010	796	789	10,397	10,263
Our weighted average ownership (4)	32.7%	31.9%	32.2%	32.3%	32.9%	33.1%	15.7%	15.6%	30.1%	29.9%

	U.S. (1)		Other Americas (2)		Europe		Asia (1)		Total
Operating Information:	Mar 31, 2026	Mar 31, 2025	Mar 31, 2026	Mar 31, 2025	Mar 31, 2026	Mar 31, 2025	Mar 31, 2026	Mar 31, 2025	Mar 31, 2026	Mar 31, 2025
For the three months ended:
Total revenues ($)	447	407	222	214	537	470	155	160	1,361	1,251
Net earnings ($)	102	98	64	45	91	65	38	21	295	229

Our earnings from unconsolidated co-investment ventures, net ($)	33	31	18	11	30	23	7	4	88	69

(1)
During the three months ended March 31, 2026, we formed three new co-investment ventures with third-party investors: two development vehicles in the U.S. and one acquisition vehicle in Asia. We contributed real estate properties, cash or a combination of both in exchange for equity ownership interests in these ventures. We account for our investment in these ventures under the equity method of accounting.

(2)
Prologis Brazil Logistics Venture and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(3)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at March 31, 2026 and December 31, 2025, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes; and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. and Prologis Japan Core Logistics Fund.

(4)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At March 31, 2026, our outstanding equity commitments were $909 million, principally for our U.S. co-investment ventures. The equity commitments expire from 2026 to 2034 if they have not been previously called.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at March 31, 2026 and December 31, 2025. At the time of classification, these properties were expected to be sold to third parties or were recently

Index

stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets and liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	March 31, 2026	December 31, 2025
Number of operating properties	16	10
Square feet	4,197	1,914
Total assets held for sale or contribution	$499,799	$203,344
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$4,179	$689

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	March 31, 2026			December 31, 2025
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (Years) (2)	Outstanding (3)	Interest Rate (1)	Term (Years) (2)	Outstanding (3)
Credit facilities and commercial paper	2.5%	1.1	$553,865	0.9%	1.6	$44,679
Senior notes	3.3%	8.7	31,987,819	3.2%	8.8	32,887,971
Term loans and unsecured other	2.0%	5.6	1,913,648	1.9%	3.9	1,908,723
Secured mortgage	4.2%	5.7	214,260	4.5%	3.7	195,700
Total	3.2%	8.4	$34,669,592	3.2%	8.5	$35,037,073

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

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2026			December 31, 2025
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,813,412	5.2%	3.0%	$1,843,931	5.3%
Canadian dollar	4.4%	1,968,980	5.7%	4.4%	2,004,638	5.7%
Euro	2.2%	11,777,170	34.0%	2.2%	12,302,104	35.1%
Japanese yen	1.3%	2,957,165	8.5%	1.2%	2,930,594	8.4%
U.S. dollar	4.1%	15,568,447	44.9%	4.1%	15,385,826	43.9%
Other	3.8%	584,418	1.7%	3.8%	569,980	1.6%
Total	3.2%	$34,669,592	100.0%	3.2%	$35,037,073	100.0%

Index

Credit Facilities and Commercial Paper

The following table summarizes information about our available liquidity at March 31, 2026 (in millions):

Aggregate lender commitments
Credit facilities	$6,390
Less:
Credit facility borrowings outstanding	243
Commercial paper borrowings outstanding (1)	310
Outstanding letters of credit	26
Current availability	5,811
Cash and cash equivalents	861
Total liquidity	$6,672

(1)
We are required to maintain available commitments under our credit facilities in an amount at least equal to the commercial paper borrowings outstanding.

Credit Facilities

In March 2026, we amended and restated one of our global senior credit facilities (the "2023 Global Facility") as the 2026 Global Facility. Each of the global senior credit facilities, the 2025 Global Facility and the 2026 Global Facility, have a borrowing capacity of $3.0 billion (subject to currency fluctuations). We may draw on both facilities on a revolving basis in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars. The 2025 Global Facility is scheduled to mature in June 2029 and the 2026 Global Facility in June 2030; however, we can extend the maturity date for each facility by six months on two occasions, subject to the payment of extension fees. We also have the ability to increase each credit facility to $4.0 billion, subject to currency fluctuations and obtaining additional lender commitments.

We also have a Japanese yen revolver (the "Yen Credit Facility") with a borrowing capacity of ¥58.5 billion ($366.8 million at March 31, 2026). We have the ability to increase the borrowing capacity of the Yen Credit Facility to ¥75.0 billion ($470.2 million at March 31, 2026), subject to obtaining additional lender commitments. The Yen Credit Facility is scheduled to mature in August 2027; however, we may extend the maturity date for one year, subject to the payment of extension fees.

We refer to the 2025 Global Facility, the 2026 Global Facility and the Yen Credit Facility, collectively, as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP.

Our Credit Facilities are utilized to support our cash needs for general corporate purposes on a short-term basis. The maturities of the borrowings under the Credit Facilities generally range from overnight to three months.

Commercial Paper

We have commercial paper programs under which we may issue, repay and re-issue short-term unsecured commercial paper notes. Under our existing U.S. dollar-denominated program, the aggregate principal amount of notes outstanding at any time cannot exceed $1.0 billion. We also have an additional multicurrency program under which we may issue notes denominated in British pound sterling, euros or U.S. dollars. The aggregate principal amount of notes outstanding under this program cannot exceed €1.0 billion (or its equivalent in other currencies) ($1.1 billion at March 31, 2026). The net proceeds from both programs are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months. Under customary terms in the commercial paper market, the notes are issued either at a discount to par or at par with fixed or floating interest rates. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of notes outstanding under both programs.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2026 and for each year through the period ended December 31, 2030, and thereafter were as follows at March 31, 2026 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2026 (1)(2)	$310,446	$399,879	$288,059	$45,807	$1,044,191
2027 (3)	93,419	1,970,940	54,016	4,156	2,122,531
2028	-	2,574,695	113,652	3,041	2,691,388
2029 (4)	150,000	3,381,285	-	3,191	3,534,476
2030	-	2,831,665	31,348	3,345	2,866,358
Thereafter	-	21,355,682	1,430,814	149,538	22,936,034
Subtotal	553,865	32,514,146	1,917,889	209,078	35,194,978
Unamortized premiums (discounts), net	-	(397,056)	-	6,169	(390,887)
Unamortized debt issuance costs, net	-	(129,271)	(4,241)	(987)	(134,499)
Total	$553,865	$31,987,819	$1,913,648	$214,260	$34,669,592

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings, including drawing on our available Credit Facilities.

(2)
Included in 2026 maturities was the Canadian dollar term loan ($143.5 million at March 31, 2026), which can be extended until 2027, subject to the payment of extension fees.

(3)
Included in the 2027 maturities were the amounts borrowed on the Yen Credit Facility ($93.4 million, at March 31, 2026), which can be extended until 2028.

(4)
Included in the 2029 maturities were the amounts borrowed on the 2025 Global Facility ($150.0 million, at March 31, 2026), which can be extended until 2030.

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at March 31, 2026 were subject to certain financial covenants under their related documents. At March 31, 2026, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,057,411	$3,071,053	$6,948,377	$6,885,453	$149,089	$156,368
Other consolidated entities (1)	various	various	258,863	245,660	3,593,737	3,521,831	487,839	541,602
Prologis, L.P.			3,316,274	3,316,713	10,542,114	10,407,284	636,928	697,970
Limited partners in Prologis, L.P. (2)			1,128,817	1,244,117	-	-	-	-
Prologis, Inc.			$4,445,091	$4,560,830	$10,542,114	$10,407,284	$636,928	$697,970

(1)
Includes two partnerships that have issued limited partnership units to third parties. The limited partnership units outstanding at March 31, 2026 and December 31, 2025 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
At March 31, 2026 and December 31, 2025, limited partnership units in the OP were exchangeable into cash or, at our option, 12.1 million and 14.9 million shares of the Parent’s common stock, respectively, and vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans were exchangeable into 7.6 million and 6.9 million shares of the Parent’s common stock, respectively. See further discussion of LTIP Units in Note 7.

NOTE 7. LONG-TERM COMPENSATION

Equity-Based Compensation Programs

Performance Stock Unit ("PSU") Program

PSUs are granted under the Company's 2020 Long-Term Incentive Plan and are settled in equity at the end of a three-year performance period if applicable market-based performance hurdles are met. See our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of performance hurdles, vesting periods and other information relating to our PSUs.

The fair value of the awards is measured at the grant date and amortized over the period from the grant date to the date at which the awards vest, regardless of whether the market condition has been satisfied, which ranges from three to five years. We granted PSUs for the 2026 – 2028 performance period in January 2026, with a fair value of $76.2 million. The fair value was calculated using a Monte Carlo valuation model that assumed a risk-free interest rate of 3.7% and an expected volatility of 26.0% for Prologis and 27.5% for the peer group companies.

Prologis Outperformance Plan (“POP”)

In prior years, we granted awards under our POP. After 2024, no new awards were granted under the POP. The RSUs and LTIP Units table below includes POP awards that were earned but are unvested, while any vested awards are reflected within the Consolidated Statements of Equity and Capital.

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

Index

Summary of Award Activity

PSUs

The following table summarizes the activity for PSUs for the three months ended March 31, 2026 (units in thousands):

	PSUs
	Unearned	Weighted Average Grant Date Fair Value
Balance at January 1, 2026	1,105	$102.95
Granted	610	124.93
Earned	-	-
Forfeited	(2)	107.94
Balance at March 31, 2026	1,713	$110.76

RSUs and LTIP Units

The following table summarizes the activity for RSUs and LTIP Units for the three months ended March 31, 2026 (units in thousands):

	RSUs		LTIP Units
	Unvested	Weighted Average Grant Date Fair Value	Unvested	Weighted Average Grant Date Fair Value
Balance at January 1, 2026	1,756	$92.80	4,706	$65.11
Granted	465	130.81	646	130.84
Conversion of earned PSUs	-	-	-	-
Vested	(425)	118.13	(1,131)	71.18
Forfeited	(21)	107.87	(10)	73.95
Balance at March 31, 2026	1,775	$96.51	4,211	$73.54

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended
	March 31,
Prologis, Inc.	2026	2025
Net earnings attributable to common stockholders – Basic	$980,476	$591,501
Net earnings attributable to exchangeable limited partnership units (1)	23,027	14,991
Adjusted net earnings attributable to common stockholders – Diluted	$1,003,503	$606,492

Weighted average common shares outstanding – Basic	931,261	927,338
Incremental weighted average effect on exchange of limited partnership units (1)	21,979	23,501
Incremental weighted average effect of equity awards	4,321	5,241
Weighted average common shares outstanding – Diluted (2)	957,561	956,080

Net earnings per share attributable to common stockholders:
Basic	$1.05	$0.64
Diluted	$1.05	$0.63

Index

	Three Months Ended
	March 31,
Prologis, L.P.	2026	2025
Net earnings attributable to common unitholders	$1,003,337	$606,492
Net earnings attributable to Class A Units	-	(4,578)
Net earnings attributable to common unitholders – Basic	1,003,337	601,914
Net earnings attributable to Class A Units	-	4,578
Net earnings attributable to exchangeable other limited partnership units	166	-
Adjusted net earnings attributable to common unitholders – Diluted	$1,003,503	$606,492

Weighted average common partnership units outstanding – Basic	952,981	943,662
Incremental weighted average effect on exchange of Class A Units	-	7,177
Incremental weighted average effect on exchange of other limited partnership units	259	-
Incremental weighted average effect of equity awards of Prologis, Inc.	4,321	5,241
Weighted average common units outstanding – Diluted (2)	957,561	956,080

Net earnings per unit attributable to common unitholders:
Basic	$1.05	$0.64
Diluted	$1.05	$0.63

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended
	March 31,
	2026	2025
Class A Units	-	7,177
Other limited partnership units	259	278
Equity awards	7,479	8,252
Prologis, L.P.	7,738	15,707
Common limited partnership units	21,720	16,324
Prologis, Inc.	29,458	32,031

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

In the normal course of business, our operations are exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates. We may enter into derivative financial instruments to offset these underlying market risks. There have been no significant changes in our policy and strategy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	March 31, 2026		December 31, 2025
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$648	$-	$394
British pound sterling	5,720	4,477	164	11,688
Canadian dollar	7,758	-	5,680	214
Euro	3,952	7,978	1,660	17,571
Japanese yen	53,713	-	54,147	22
Swedish krona	303	3,680	198	5,352
Options
Mexican peso	3,120	-	14,733	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	7,936	462	841	4,279
Canadian dollar	4,299	-	1,866	968

Interest rate contracts
Cash flow hedges
Canadian dollar (1)	-	-	-	-
Euro	3,339	-	-	-
Japanese yen	809	-	-	-
U.S. dollar	5,918	-	1,480	-
Total fair value of derivatives	$96,867	$17,245	$80,769	$40,488

(1)
On March 31, 2026, we entered into a Canadian dollar interest rate contract to hedge a future Canadian debt issuance. At that time, there was no asset or liability value.

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2026						2025
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	296	587	385	335	(202)	1,401	254	526	386	312	(27)	1,451
New contracts ($)	-	21	106	12	31	170	-	85	10	46	18	159
Matured, expired or settled contracts ($)	(18)	(32)	(25)	(21)	141	45	(20)	(29)	(18)	(17)	(4)	(88)
Notional amounts at March 31 ($)	278	576	466	326	(30)	1,616	234	582	378	341	(13)	1,522

Weighted average forward rate at March 31	1.33	1.18	1.31	126.32			1.31	1.15	1.28	121.88
Active contracts at March 31	106	130	118	102			93	109	83	93

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended March 31,
	2026	2025
Exercised contracts	29	26
Realized gains (losses) on the matured, expired or settled contracts	$15	$9
Unrealized gains (losses) on the change in fair value of outstanding contracts	$19	$(40)

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the three months ended March 31 (in millions, except for weighted average forward rates and number of active contracts):

	2026			2025
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	200	683	883	163	432	595
New contracts ($)	-	125	125	-	-	-
Matured, expired or settled contracts ($)	-	(125)	(125)	(163)	-	(163)
Notional amounts at March 31 ($)	200	683	883	-	432	432

Weighted average forward rate at March 31	1.36	1.34		-	1.26
Active contracts at March 31	2	6		-	4

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the three months ended March 31 (in millions):

	2026					2025
	CAD	EUR	JPY	USD	Total	CAD	USD	Total
Notional amounts at January 1 ($)	-	-	-	425	425	-	280	280
New contracts ($)	72	272	190	425	959	139	325	464
Matured, expired or settled contracts ($)	-	-	-	(425)	(425)	(139)	(180)	(319)
Notional amounts at March 31 ($)	72	272	190	425	959	-	425	425

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	March 31, 2026	December 31, 2025
British pound sterling	$1,883	$1,837
Canadian dollar	$1,822	$1,793
Chinese renminbi	$98	$-

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our foreign denominated debt and accrued interest (in millions):

	Three Months Ended March 31,
	2026	2025
Unrealized gains (losses) on the unhedged portion	$(5)	$(22)

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

Index

The following tables present these changes in AOCI/L (in thousands):

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2026	$(9,332)	$18,532	$310,320	$106,834	$(1,102,630)	$(676,276)
Other comprehensive income (loss), net	8,255	2,371	14,623	68,474	103,056	196,779
Balance at March 31, 2026	$(1,077)	$20,903	$324,943	$175,308	$(999,574)	$(479,497)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2025	$(11,659)	$12,652	$341,852	$327,897	$(790,957)	$(120,215)
Other comprehensive income (loss), net	(5,752)	2,874	(14,788)	(61,215)	(150,492)	(229,373)
Balance at March 31, 2025	$(17,411)	$15,526	$327,064	$266,682	$(941,449)	$(349,588)

(1)
We estimate an additional expense of $1.1 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next 12 months from March 31, 2026, due to the amortization of settled derivatives designated as cash flow hedges.

(2)
Reclassification of amounts out of AOCI/L due to the remeasurement of the unhedged portion of our euro-denominated and Chinese renminbi-denominated debt and accrued interest is included within other comprehensive income (loss), net.

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Fair Value Measurements on a Recurring Basis

At March 31, 2026 and December 31, 2025, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at March 31, 2026 and December 31, 2025, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties, assets we expect to sell or contribute and assets subject to impairment charges are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At March 31, 2026 and December 31, 2025, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At March 31, 2026 and December 31, 2025, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at March 31, 2026 and December 31, 2025, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

Index

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$553,865	$553,865	$44,679	$44,679
Senior notes	31,987,819	29,569,104	32,887,971	30,950,062
Term loans and unsecured other	1,913,648	1,862,863	1,908,723	1,862,065
Secured mortgage	214,260	204,017	195,700	185,965
Total	$34,669,592	$32,189,849	$35,037,073	$33,042,771

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

Our management Executive Committee (“EC”) is our Chief Operating Decision Maker (“CODM”) and regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources based on our two reportable segments. At March 31, 2026, the EC consisted of the Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; Chief Development Officer; Chief Legal Officer and General Counsel; Chief Administrative Officer/Chief Human Resources Officer; Chief Energy and Sustainability Officer and Managing Director, Strategic Capital. The operating results reviewed by the EC include net operating income (“NOI”), the measure most consistent with U.S. GAAP.

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

Index

The following reportable segment net operating income and assets are presented in thousands:

	Three Months Ended March 31,
	2026	2025
Revenues:
Real estate segment:
U.S.	$2,020,207	$1,913,893
Other Americas	55,317	46,323
Europe	40,447	25,427
Asia	20,940	12,883
Total real estate segment	2,136,911	1,998,526
Strategic capital segment:
U.S.	54,054	48,368
Other Americas	26,355	21,174
Europe	58,852	51,011
Asia	21,551	20,586
Total strategic capital segment	160,812	141,139

Total revenues	2,297,723	2,139,665

Expenses:
Real estate segment:
U.S. (1)	(490,025)	(471,212)
Other Americas	(12,156)	(8,327)
Europe	(18,690)	(13,533)
Asia	(9,535)	(4,894)
Total real estate segment	(530,406)	(497,966)
Strategic capital segment:
U.S. (1)	(39,103)	(28,533)
Other Americas	(6,775)	(2,982)
Europe	(23,355)	(17,577)
Asia	(12,656)	(11,685)
Total strategic capital segment	(81,889)	(60,777)

Total expenses	(612,295)	(558,743)

Segment net operating income:
Real estate segment:
U.S. (1)	1,530,182	1,442,681
Other Americas	43,161	37,996
Europe	21,757	11,894
Asia	11,405	7,989
Total real estate segment	1,606,505	1,500,560
Strategic capital segment:
U.S. (1)	14,951	19,835
Other Americas	19,580	18,192
Europe	35,497	33,434
Asia	8,895	8,901
Total strategic capital segment	78,923	80,362

Total segment net operating income	1,685,428	1,580,922

Non-segment items:
General and administrative expenses	(126,890)	(114,701)
Depreciation and amortization expenses	(731,506)	(652,058)
Gains on dispositions of development properties and land, net	292,983	27,451
Gains on other dispositions of investments in real estate, net	91,040	36,799
Operating income	1,211,055	878,413

Earnings from unconsolidated entities, net	93,296	67,899
Interest expense	(254,286)	(231,751)
Foreign currency, derivative and other gains (losses) and other income (expense), net	44,611	(31,658)
Gains (losses) on early extinguishment of debt, net	(1,890)	-
Earnings before income taxes	$1,092,786	$682,903

Index

	March 31, 2026	December 31, 2025
Segment assets:
Real estate segment:
U.S.	$77,487,439	$77,986,597
Other Americas	3,264,088	3,215,779
Europe	3,002,989	3,218,384
Asia	1,000,400	1,100,273
Total real estate segment	84,754,916	85,521,033
Strategic capital segment: (2)
U.S.	6,576	6,893
Europe	25,280	25,280
Asia	296	307
Total strategic capital segment	32,152	32,480
Total segment assets	84,787,068	85,553,513

Non-segment items:
Investments in and advances to unconsolidated entities	11,241,723	11,093,936
Assets held for sale or contribution	499,799	203,344
Cash and cash equivalents	861,144	1,145,647
Other assets	743,717	727,816
Total non-segment items	13,346,383	13,170,743
Total assets	$98,133,451	$98,724,256

(1)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at March 31, 2026 and December 31, 2025.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the three months ended March 31, 2026 and 2025 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $10.9 million in 2026 and $34.1 million in 2025 for both assets and liabilities.

•
We capitalized $12.7 million and $11.6 million in 2026 and 2025, respectively, of equity-based compensation expense.

•
We received $291.5 million and $19.7 million in 2026 and 2025, respectively, of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities.

•
We issued 2.8 million and 1.3 million shares in 2026 and 2025, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We received an in-kind equity distribution from an unconsolidated co-investment venture of $41.9 million in 2026.

We paid $324.7 million and $269.4 million for interest, net of amounts capitalized, during the three months ended March 31, 2026 and 2025, respectively.

We paid $51.3 million and $44.0 million for income taxes, net of refunds, during the three months ended March 31, 2026 and 2025, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of March 31, 2026, the related consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2026

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of March 31, 2026, the related consolidated statements of income, comprehensive income, capital, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Operating Partnership as of December 31, 2025, and the related consolidated statements of income, comprehensive income, capital, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2026

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “aims,” and “estimates,” including variations of such words and similar expressions, are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, acquisition and development activity, including data center developments and power procurement related thereto, contribution and disposition activity, general conditions in the geographic areas where we operate, expectations regarding new lines of business, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures or form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in and management of our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) risks related to global pandemics; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

Logistics real estate demand is driven by the essential role supply chains play in the global economy and heightened by several long-term structural factors. These include: (i) customers repositioning their supply chains to meet rising e-commerce penetration and service expectations; (ii) growth in global consumption; (iii) an increased focus on supply chain efficiency and resiliency; and (iv) the need for modern, well-located facilities to support evolving distribution and fulfillment requirements. We believe these factors will

Index

continue to support demand for logistics space and relatively low vacancy rates over the long term. In the near term, while economic and geopolitical uncertainty has increased, our proprietary metrics and customer dialogue continue to indicate that customers are engaged and moving forward with real estate decisions.

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

While the majority of our properties in the U.S. are wholly owned, we also hold significant ownership interest in properties both in the U.S. and internationally through our investment in co-investment ventures. Partnering with many of the world’s largest institutional investors through co-investment ventures broadens our access to capital and allows us to expand our investment capacity and enhance and diversify our returns through a combination of co-investment performance and recurring fee-based income from asset management and related services, while mitigating our exposure to foreign currency movements.

Our scale and customer-focused strategy have driven us to expand the services we offer. Our 1.3 billion square foot portfolio serves as the foundation for a comprehensive platform of solutions that address the challenges our customers face in global fulfillment today. Leveraging this scale, we deliver integrated solutions that support our customers’ operational and energy needs. Our customer experience teams and proprietary technology are central to how we operate and enable us to provide differentiated insights and scalable infrastructure solutions that help customers improve performance and build resilience. The principles of environmental, social and governance are embedded in our business strategy through an integrated approach to global impact and sustainability, which we believe creates value for our customers, investors, employees and communities.

Our Global Presence

At March 31, 2026, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.3 billion square feet across the following geographies:

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

Our business comprises two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

Real Estate Segment – Rental Operations

NOI [1]

$2,000
$1,500
$1,000
$500
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026

Real Estate Segment – Development

Development Stabilizations (2)

$1,200
$900
$600
$300
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
U.S.
Outside the U.S.

Strategic Capital Segment

NOI [1]

$100
$75
$50
$25
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our reportable segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Through our global footprint, we have a diversified lease portfolio and our revenues from in-place leases are contractual with fixed or inflation-linked escalations. For the trailing twelve months ended March 31, 2026, the weighted average lease term for leases commenced in our consolidated operating portfolio was 67 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents upon lease expiration. We believe our active portfolio management, combined with the skills of our property management, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

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

Strategic Capital Segment

We partner with many of the world’s largest institutional investors through co-investment ventures. The business is capitalized through private and public equity, and is comprised of 92% open-ended ventures, long-term ventures and three publicly traded vehicles: (i) Nippon Prologis REIT, Inc. in Japan; (ii) China AMC Prologis Logistics REIT in China; and (iii) FIBRA Prologis in Mexico. We align our interests with our partners by holding significant ownership interests in the co-investment ventures. Thirteen of the co-investment ventures are unconsolidated entities, and one is consolidated, with our ownership in the co-investment ventures ranging from 15% to 55%. This structure allows us to reduce our exposure to foreign currency fluctuations for non-U.S. investments. Management of the unconsolidated co-investment ventures comprises our Strategic Capital Segment.

This segment generates durable, long-term cash flows and generally contributes 5% to 10% of our consolidated revenues, earnings and FFO, excluding promotes. We generate strategic capital revenue from our unconsolidated co-investment ventures, principally through asset management and property management services. Revenue earned from asset management fees is primarily driven by

Index

the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. The majority of the strategic capital revenues are generated outside the U.S. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets, based primarily on the total return of the investments over certain financial hurdles. Promote revenue is recognized when earned, either at the end of the promote period, or for certain ventures, without a scheduled promote period, upon achieving cumulative return thresholds or upon liquidation or stabilization.

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
120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Trailing net effective rent change (1)

Estimated Value Creation from Consolidated Development Stabilizations (in millions)
$400
$300
$200
$100
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
U.S.
Outside the U.S.

Strategic Capital Segment Fees and Promote Revenue (in millions)

$200
$150
$100
$50
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Recurring fees
Transactional fees

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

•
Rent Growth. As a result of several years of market rent increases, our in-place leases have considerable upside potential to capture higher rents and drive future organic NOI growth. This is evident in the positive rent change we have experienced in every quarter since 2013. For lease rollovers during the three months ended March 31, 2026, the increases to market on our share of the O&M portfolio resulted in increases of 31.9% in NER. Rent change has remained strong, even after moderating from peak levels, reflecting healthy demand and embedded rent growth. We estimate that our share of the remaining lease mark-to-market is approximately 17% (on an NER basis), which represents the amount by which current market rents exceed our in-place rents based on our share of the O&M portfolio at March 31, 2026. This lease mark-to-market has remained meaningfully positive reflecting the accumulated rent growth embedded in our in-place leases remaining to be realized despite recent quarters of lower or even negative market rental growth. As a result, we expect lease renewals to drive higher rental income over the coming years even without further market rent increases.

•
Value Creation from Development. Our global development program serves as a profitable way to expand our portfolio, build scale, serve customers and create value for investors. We create these opportunities by sourcing land either through direct ownership, option strategies or Covered Land Plays ("CLPs"), which have intent for future redevelopment. We primarily develop in our existing markets, focusing on logistics facilities while also pursuing higher-and-better-use conversions, such as data centers. A key enabler of these conversions is our energy procurement strategy. By leveraging our scale and relationships with utilities and energy providers, we are advancing on our strategy to secure reliable access to power that enhances the value of our land portfolio and enables us to convert select logistics sites into energy-ready data center developments and capture meaningful value creation consistent with our broader redevelopment strategy. To date in 2026, our development activities have increased due to demand conditions, and we expect this to continue during the remainder of the year.

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $36.3 billion ($41.5 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to capture the value creation principally through gains realized upon contributing these properties to unconsolidated co-investment ventures, data center sales and through increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. Our co-investment ventures provide third-party capital that enables us to grow our O&M portfolio, help self-fund our development activity through the sale or contribution of newly developed assets to these vehicles and generate

Index

substantial management fees. We raise capital to support the long-term growth of these ventures while maintaining significant investments of our own. In the first quarter of 2026, we formed three new co-investment ventures with third-party investors: two development vehicles in the U.S. and one acquisition vehicle in Asia. At March 31, 2026, the gross book value of the operating portfolio held by our unconsolidated co-investment ventures was $61.9 billion across an aggregate of 562 million square feet. We plan to continue to grow this business and increase revenues by increasing our assets under management in existing and through newly formed ventures.

•
Balance Sheet Strength. We have a long-standing strategy to build and maintain a strong, flexible balance sheet by using conservative levels of financial leverage. At March 31, 2026, the weighted average remaining term of our consolidated debt was 8 years and the weighted average interest rate was 3.2%. At March 31, 2026, we had total available liquidity of $6.7 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. Our low leverage, available liquidity and investment capacity in the co-investment ventures position us to capitalize on opportunistic value-added investments as they arise.

•
Our Scale Drives Efficiency. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental general and administrative ("G&A") expenses, allowing us to focus additions to our workforce in growth areas of the business. Over time, we believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate.

•
Staying “Ahead of What’s Next™”. We continue to invest in capabilities that support customer operations, including energy, data, procurement and technology-enabled services. This includes investments in early and growth-stage companies that are focused on emerging technologies for the logistics sector through Prologis Ventures, our corporate venture capital group.

SUMMARY OF THE THREE MONTHS ENDED MARCH 31, 2026

Our operating results and leasing activity were strong during the three months ended March 31, 2026, despite economic and geopolitical uncertainty. Leasing activity in our consolidated portfolio was robust, supported by healthy customer demand and strong retention.

Our results during the three months ended March 31, 2026 continued to reflect the favorable mark-to-market of our existing leases, reflecting increases in market rents over the past several years. As a result, rent change on rollover and same-store growth in our O&M portfolio remained strong. This lease mark-to-market remained meaningfully positive at approximately 17% (on an NER and our share basis), reflecting the accumulated rent growth embedded in our in-place leases remaining to be realized despite recent quarters of lower or even negative market rental growth.

These factors contributed to occupancy in our operating portfolio of 95.3% at March 31, 2026 and rent change on leases that commenced during the three months ended March 31, 2026 of 31.9% on a net effective basis, both metrics based on our ownership share.

While we believe we are well-positioned for long-term revenue growth, supported by the embedded rent growth in our in-place portfolio, the potential impact of ongoing economic volatility on our business, future financial condition and operating results remains difficult to predict.

We completed the following significant activities in 2026, as described in the Notes to the Consolidated Financial Statements:

•
We generated net proceeds of $909 million and realized net gains on real estate transactions of $384 million, principally from the contribution of land and development properties to the new unconsolidated co-investment ventures in the U.S. and sales to third parties in the U.S.

•
We commenced $1.6 billion of TEI of consolidated development projects, including $1.3 billion of data centers.

•
In March 2026, we amended and restated one of our global credit facilities while maintaining its existing borrowing capacity of $3.0 billion and extending the maturity date to 2030, with an option to extend to 2031. At March 31, 2026, we had total available liquidity of $6.7 billion, including available capacity on our credit facilities of $5.8 billion and unrestricted cash balances of $861 million.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Index

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the three months ended March 31 (in millions):

	2026	2025
Real estate segment:
Rental revenues	$2,125	$1,987
Development management and other revenues	12	11
Rental expenses	(520)	(488)
Other expenses	(10)	(9)
Real Estate Segment – NOI	1,607	1,501

Strategic capital segment:
Strategic capital revenues	161	141
Strategic capital expenses	(82)	(61)
Strategic Capital Segment – NOI	79	80

General and administrative expenses	(127)	(115)
Depreciation and amortization expenses	(732)	(652)
Operating income before gains on real estate transactions, net	827	814
Gains on dispositions of development properties and land, net	293	27
Gains on other dispositions of investments in real estate, net	91	37
Operating income	$1,211	$878

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

Below are the components of Real Estate Segment NOI for the three months ended March 31, derived directly from line items in the Consolidated Financial Statements (in millions):

	2026	2025
Rental revenues	$2,125	$1,987
Development management and other revenues	12	11
Rental expenses	(520)	(488)
Other expenses	(10)	(9)
Real Estate Segment – NOI	$1,607	$1,501

Index

The $106 million change in Real Estate Segment (“RES”) NOI for the three months ended March 31 compared to the same period in 2025, was impacted by the following activities (in millions):

(1)
Significant rent change due to higher rental rates on the rollover of leases during both periods continues to be a key driver of increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2025 through March 31, 2026.

Below are key operating metrics of our consolidated operating portfolio.

Consolidated Square Feet and Occupancy at Period End
(square feet in millions)

700
600
500
400
300
100%
95%
90%
85%
80%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Square feet
Occupancy

40
30
20
10
0
120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Square feet
Net effective rent change
Trailing net effective rent change (2)

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the three months ended March 31 (dollars and square feet in millions):

	2026	2025
Starts:
Number of new development buildings started during the period	9	11
Square feet	2	3
TEI	$1,574	$646
Percentage of build-to-suits based on TEI	95.5%	78.0%

Stabilizations:
Number of development buildings stabilized during the period	17	14
Square feet	5	4
TEI	$1,024	$945
Percentage of build-to-suits based on TEI	44.3%	65.6%
Weighted average stabilized yield (1)	7.7%	6.9%
Estimated value at completion	$1,373	$1,191
Estimated weighted average margin (2)	34.0%	26.1%
Estimated value creation	$349	$246

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

At March 31, 2026, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before February 2028 with a TEI of $5.1 billion and was 45.9% leased, including $1.7 billion of TEI for data centers with power capacity of 423 megawatts. Our investment in the development portfolio was $2.5 billion at March 31, 2026.

Capital Expenditures

We capitalize costs incurred in improving and leasing our consolidated operating properties and other real estate investments as part of the investment basis or within Other Assets in the Consolidated Balance Sheets. The following graph summarizes capitalized expenditures and leasing costs during each quarter and excludes development costs and spend subsequent to stabilization that is structural in nature:

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

Below are the components of Strategic Capital Segment NOI for the three months ended March 31, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2026	2025
Strategic capital revenues	$161	$141
Strategic capital expenses	(82)	(61)
Strategic Capital Segment – NOI	$79	$80

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the three months ended March 31 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Strategic capital revenues ($) (2)
Recurring fees (3)	47	43	22	20	51	44	18	17	138	124
Transactional fees (4)	7	5	4	1	8	7	4	4	23	17
Total strategic capital revenues ($)	54	48	26	21	59	51	22	21	161	141
Strategic capital expenses ($) (2)	(39)	(28)	(6)	(3)	(24)	(18)	(13)	(12)	(82)	(61)
Strategic Capital Segment – NOI ($)	15	20	20	18	35	33	9	9	79	80

(1)
The U.S. expenses include compensation and personnel costs for employees who are based in the U.S. but also support other geographies.

(2)
We generally earn promote revenue directly from third-party investors in the co-investment ventures based on the cumulative returns of the venture over a defined incentive period (typically three-years) or, for certain ventures, without a scheduled promote period, upon achieving cumulative return thresholds, or upon the stabilization of individual development projects owned by the venture. Changes in asset valuations within the co-investment ventures during the promote period is one of the significant inputs to the calculation of promote revenues.

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

G&A Expenses

G&A expenses were $127 million and $115 million for the three months ended March 31, 2026 and 2025, respectively. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A expenses for the three months ended March 31 (dollars in millions):

	2026	2025
Building and land development activities	$27	$31
Operating building improvements and other	20	13
Total capitalized G&A expenses	$47	$44
Capitalized compensation and related costs as a percentage of total	19.5%	21.0%

Index

Depreciation and Amortization Expenses

We recognized depreciation and amortization expenses of $732 million and $652 million for the three months ended March 31, 2026 and 2025, respectively.

The depreciation and amortization expenses we recognize can be impacted by: (i) the size and timing of real estate acquisitions, dispositions and contributions; (ii) timing of when development properties are completed and placed into service; and (iii) foreign currency exchange rates and other activity.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $293 million and $27 million for the three months ended March 31, 2026 and 2025, respectively, principally from the contribution of land and development properties to unconsolidated co-investment ventures in the U.S. in 2026.

Gains on other dispositions of investments in real estate were $91 million and $37 million for the three months ended March 31, 2026 and 2025, respectively, principally from sales of properties to third parties in the U.S. during both years.

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

	March 31, 2026			December 31, 2025
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	2,975	649	95.3%	2,968	645	95.4%
Unconsolidated	2,469	562	95.3%	2,472	562	96.3%
Total	5,444	1,211	95.3%	5,440	1,207	95.8%

Index

Below are the key leasing metrics of our O&M operating portfolio.

70
60
50
40
30
120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Square feet
Net effective rent change
Trailing net effective rent change (2)

Turnover Costs on Leases Commenced [3]

$4.00
$3.25
$2.50
$1.75
$1.00
12%
9%
6%
3%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
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

We define our same store population for the three months ended March 31, 2026 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2025 and owned throughout the same three-month period in both 2025 and 2026. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2025) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

			Percentage
	2026	2025	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$2,125	$1,987
Rental expenses	(520)	(488)
Consolidated Property NOI	$1,605	$1,499

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(151)	(122)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	1,010	956
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(785)	(750)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,679	$1,583	6.1%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(134)	(156)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(46)	(57)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	36	41
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,535	$1,411	8.8%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at March 31, 2026 to the Property NOI for both periods, including the properties contributed during the periods. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are primarily accounted for using the equity method, of $93 million and $68 million for the three months ended March 31, 2026 and 2025, respectively.

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

Interest Expense

The following table details our net interest expense for the three months ended March 31 (dollars in millions):

	2026	2025
Gross interest expense	$267	$234
Amortization of debt discount and debt issuance costs, net	20	21
Capitalized amounts	(33)	(23)
Net interest expense	$254	$232
Weighted average effective interest rate during the period	3.2%	3.2%

Interest expense increased during the three months ended March 31, 2026, as compared to the same period in 2025, principally due to the issuance of senior notes to finance our acquisition and development activities and higher interest rates on new issuances. We issued $3.4 billion of senior notes during the year ended December 31, 2025, with a weighted average interest rate of 4.2% at the issuance date.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $45 million in gains and $32 million in losses for the three months ended March 31, 2026 and 2025. This activity resulted principally from three types of transactions during the three months ended March 31, 2026 and 2025: (i) interest income earned on short-term investments and other income ($15 million and $14 million, respectively); (ii) realized settlement of undesignated derivatives ($15 million of gains and $9 million of gains, respectively); and (iii) unrealized changes in the fair value of undesignated derivatives and the remeasurement of the unhedged foreign debt that was designated as a nonderivative net investment hedge ($14 million of gains and $62 million of losses, respectively).

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

Index

The following table summarizes our income tax expense (benefit) for the three months ended March 31 (in millions):

	2026	2025
Current income tax expense (benefit):
Income tax expense (benefit)	$47	$35
Income tax expense (benefit) on dispositions	1	1
Total current income tax expense (benefit)	48	36

Deferred income tax expense (benefit):
Income tax expense (benefit)	-	7
Total deferred income tax expense (benefit)	-	7
Total income tax expense	$48	$43

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes we earned during the period. We had net earnings attributable to noncontrolling interests of $63 million and $47 million for the three months ended March 31, 2026 and 2025, respectively. Included in these amounts were $23 million and $15 million for the three months ended March 31, 2026 and 2025, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the three months ended March 31, 2026 and 2025, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at March 31, 2026, 65 properties in our development portfolio were 45.9% leased with a current investment of $2.5 billion and a TEI of $5.1 billion when completed and leased, leaving $2.6 billion of estimated additional required investment);

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

•
repayment of debt and scheduled principal payments of $1.0 billion in the remainder of 2026 and $2.1 billion in 2027;

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

•
proceeds from the disposition of logistics properties and data centers or other investments to third parties;

•
available unrestricted cash balances ($861 million at March 31, 2026);

•
available capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($5.8 billion available at March 31, 2026), including our commercial paper programs; and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	March 31, 2026			December 31, 2025
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,813	5.2%	3.0%	$1,844	5.3%
Canadian dollar	4.4%	1,969	5.7%	4.4%	2,005	5.7%
Euro	2.2%	11,777	34.0%	2.2%	12,302	35.1%
Japanese yen	1.3%	2,957	8.5%	1.2%	2,930	8.4%
U.S. dollar	4.1%	15,569	44.9%	4.1%	15,386	43.9%
Other	3.8%	585	1.7%	3.8%	570	1.6%
Total debt (1)	3.2%	$34,670	100.0%	3.2%	$35,037	100.0%

(1)
The weighted average remaining term for total debt outstanding at March 31, 2026 and December 31, 2025 was 8 and 9 years, respectively.

At March 31, 2026, our credit ratings were A from Standard and Poor's and A2 from Moody's, both with stable outlooks. These ratings support our ability to access capital at favorable interest rates. Adverse changes to our credit ratings could negatively affect our business and our future growth, particularly our refinancing and capital markets activities, our ability to manage debt maturities and our development and acquisition plans. A securities rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time by the issuing agency.

At March 31, 2026, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants, such as maintaining debt service coverage, leverage and fixed charge coverage ratios.

Index

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at March 31, 2026 (dollars in millions):

	Equity Commitments (1)
	Number of Ventures	Prologis	Venture Partners	Total	Expiration Date (3)
U.S.	2	$765	$961	$1,726	2028
Other Americas	1	34	135	169	2026
Europe	1	-	35	35	2029 (2)
Asia	2	110	496	606	2034
Total	6	$909	$1,627	$2,536

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at March 31, 2026.

(2)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

(3)
The expiration date represents the latest contractual date for the co-investment ventures to call equity commitments by region.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31 (in millions):

	2026	2025
Net cash provided by (used in) operating activities	$1,288	$1,161
Net cash provided by (used in) investing activities	$(401)	$(1,551)
Net cash provided by (used in) financing activities	$(1,158)	$(276)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$(285)	$(647)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the three months ended March 31, 2026 and 2025:

•
Real Estate Segment. We generate the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are among the drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $166 million and $180 million in 2026 and 2025, respectively.

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

•
G&A expenses and equity-based compensation awards. We incurred $127 million and $115 million of G&A expenses in 2026 and 2025, respectively. We recognized equity-based, noncash compensation expenses of $61 million and $53 million in 2026 and 2025, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

Index

•
Operating distributions from unconsolidated entities. We received $186 million and $139 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2026 and 2025, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $325 million and $269 million in 2026 and 2025, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $51 million and $44 million in 2026 and 2025, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of data centers and non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in the development of operating properties and data centers, acquisitions and capital expenditures as discussed above. Acquisition activity includes operating properties, real estate portfolios, land for future development and other real estate assets that we acquired with the intent to redevelop in the future. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the three months ended March 31, 2026 and 2025:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $151 million and $27 million in 2026 and 2025, respectively, representing our proportionate share, for the acquisition of properties, development and repayment of debt by the ventures. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $87 million and $28 million in 2026 and 2025, respectively, representing our proportionate share. Included in these amounts were distributions from venture activities, including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net proceeds from the settlement of net investment hedges. We received net proceeds of less than $1 million and $5 million for the settlement of net investment hedges in 2026 and 2025, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

•
Proceeds from maturity of short-term investments. We received €151 million ($176 million) of cash upon the maturity of a short-term money market during the three months ended March 31, 2026, which had an original maturity of four months.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the three months ended March 31 (in millions):

	2026	2025
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$51	$71
Senior notes	584	-
Term loans	51	-
Total	$686	$71

Proceeds from the issuance of debt
Secured mortgage debt	$72	$1
Senior notes	-	518
Term loans	90	1
Total	$162	$520

Index

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $10.4 billion at March 31, 2026. These ventures had total third-party debt of $19.9 billion at March 31, 2026 with a weighted average remaining term of 6 years and weighted average interest rate of 3.5%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 30.3% at March 31, 2026 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At March 31, 2026, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

Outstanding Common Shares and Units Eligible for Dividends and Distributions

At March 31, 2026, the total outstanding shares of the Parent's common stock and common limited partnership units in the OP eligible for dividends and distributions were as follows (in thousands):

Shares/Units
Common shares outstanding	932,283
Common limited partnership units outstanding	19,693
Total outstanding common shares and units eligible for dividends and distributions	951,976

We paid quarterly cash dividends of $1.07 and $1.01 per common share in the first quarter of 2026 and 2025, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend.

Preferred Stock Dividends

At March 31, 2026, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

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

Index

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

Index

Limitations on the use of our FFO measures

While we believe our modified FFO measures are important supplemental measures, neither NAREIT's measures or our measures of FFO should be used alone because they exclude significant components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations arise from excluding income tax expense that may be payable or depreciation and amortization expenses that reflect costs necessary to maintain operating performance. In addition, our FFO measure does not reflect changes in asset values resulting from fluctuations in market conditions or foreign currency exchange rates nor costs or benefits from settlement of deferred income taxes or the extinguishment of debt. We do not use NAREIT's measures or our measures of FFO as alternatives to net earnings computed under GAAP or as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

We compensate for the limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures from consolidated net earnings attributable to common stockholders computed under GAAP for the three months ended March 31 as follows (in millions):

	2026	2025
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$980	$592

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	706	633
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(91)	(36)
Adjustments related to noncontrolling interests	(11)	(18)
Our proportionate share of adjustments related to unconsolidated entities	151	150
NAREIT defined FFO attributable to common stockholders/unitholders	$1,735	$1,321

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	(14)	55
Deferred income tax expense (benefit)	-	7
Adjustments related to noncontrolling interests	1	-
Our proportionate share of adjustments related to unconsolidated entities	(1)	1
FFO, as modified by Prologis attributable to common stockholders/unitholders	$1,721	$1,384

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(293)	(27)
Current income tax expense (benefit) on dispositions	1	-
Losses (gains) on early extinguishment of debt, net	2	-
Our proportionate share of adjustments related to unconsolidated entities	9	(1)
Core FFO attributable to common stockholders/unitholders	$1,440	$1,356

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of foreign exchange-related variability and earnings volatility on our foreign investments and interest rate changes. See our risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. See also Note 9 in the Consolidated Financial Statements in Item 1 for more information about our foreign operations and derivative financial instruments.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at March 31, 2026. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily mitigate this risk by borrowing in the currencies where we invest, creating a natural hedge. In addition, we use derivative financial instruments, such as foreign currency contracts designated as net investment

Index

hedges, which offset translation adjustments on the net assets of our foreign investments. At March 31, 2026, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the three months ended March 31, 2026, $197 million or 8.6% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At March 31, 2026, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.6 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $162 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At March 31, 2026, $33.8 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At March 31, 2026, $1.4 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at March 31, 2026 (dollars in millions):

	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$590	$2,021	$2,607	$3,384	$25,218	$33,820	$30,815
Weighted average interest rate (1)	2.7%	2.2%	3.2%	2.7%	3.4%	3.2%

Variable rate debt
Credit facilities	$310	$93	$-	$150	$-	$553	$554
Term loans	144	9	84	-	585	822	821
Total variable rate debt	$454	$102	$84	$150	$585	$1,375	$1,375

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

At March 31, 2026, the weighted average effective interest rate on our variable rate debt was 2.7%, which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at March 31, 2026. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million for the quarter ended March 31, 2026, which equates to a change in interest rates of 27 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), at March 31, 2026. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, we began implementing a new financial system to further automate our global close and consolidation processes and the related controls. There have been no other changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act at March 31, 2026. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, we began implementing a new financial system to further automate our global close and consolidation processes and related controls. There have been no other changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At March 31, 2026, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2026, we issued 2.8 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. pursuant to the terms of the limited partnership agreement of Prologis, L.P. These issuances were made in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

On March 31, 2026, an irrevocable trust of which our Executive Chairman, Hamid Moghadam, is the settlor and investment advisor, adopted a pre-arranged stock trading plan for the sale of up to 600,000 shares of Prologis, Inc. common stock through June 30, 2027. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions. No other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408 of Regulation S-K under the Exchange Act) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarterly period ended March 31, 2026.

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

10.1

Second Amended and Restated Global Senior Credit Agreement dated as of March 26, 2026 among Prologis, L.P., various affiliates of Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed on March 31, 2026).

10.2

First Amendment dated as of March 26, 2026 among Prologis, L.P., various lenders and agents, and Bank of America, N.A., as Global Administrative Agent to the Amended and Restated Global Senior Credit Agreement dated as of May 22, 2025 (incorporated by reference to Exhibit 10.2 to Prologis' Current Report on Form 8-K filed on March 31, 2026).

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

PROLOGIS, INC.

By:	/s/ Timothy D. Arndt
Timothy D. Arndt
Chief Financial Officer

By:	/s/ Trisha L. Burns
Trisha L. Burns
Managing Director and Chief Accounting Officer

PROLOGIS, L.P.

By:	Prologis, Inc., its general partner

By:	/s/ Timothy D. Arndt
Timothy D. Arndt
Chief Financial Officer

By:	/s/ Trisha L. Burns
Trisha L. Burns
Managing Director and Chief Accounting Officer

Date: April 30, 2026