Form 10-Q
period 2026-06-30
Prologis, Inc.; Prologis, L.P.
filed 2026-07-29
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Prologis, Inc.’s common stock outstanding at July 24, 2026, was approximately 933,076,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At June 30, 2026, the Parent owned a 98.01% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 1.99% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2026	December 31, 2025
ASSETS
Investments in real estate properties	$97,013,785	$95,129,356
Less accumulated depreciation	15,783,188	14,729,149
Net investments in real estate properties	81,230,597	80,400,207
Investments in and advances to unconsolidated entities	11,467,403	11,093,936
Assets held for sale or contribution	498,975	203,344
Net investments in real estate	93,196,975	91,697,487

Cash and cash equivalents	1,765,043	1,145,647
Other assets	6,049,854	5,881,122
Total assets	$101,011,872	$98,724,256

LIABILITIES AND EQUITY
Liabilities:
Debt	$36,442,085	$35,037,073
Accounts payable and accrued expenses	2,529,638	1,963,645
Other liabilities	3,920,634	3,969,530
Total liabilities	42,892,357	40,970,248

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 authorized at June 30, 2026 and December 31, 2025	63,948	63,948
Common stock; $0.01 par value; 933,006 and 929,153 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	9,330	9,292
Additional paid-in capital	54,910,659	54,698,641
Accumulated other comprehensive loss	(397,717)	(676,276)
Distributions in excess of net earnings	(860,498)	(902,427)
Total Prologis, Inc. stockholders’ equity	53,725,722	53,193,178
Noncontrolling interests	4,393,793	4,560,830
Total equity	58,119,515	57,754,008
Total liabilities and equity	$101,011,872	$98,724,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rental	$2,177,074	$2,025,332	$4,302,158	$4,012,597
Strategic capital	241,619	147,162	402,431	288,301
Development management and other	6,759	11,375	18,586	22,636
Total revenues	2,425,452	2,183,869	4,723,175	4,323,534
Expenses:
Rental	530,861	487,963	1,051,144	976,280
Strategic capital	95,590	64,917	177,479	125,694
General and administrative	129,626	106,871	256,516	221,572
Depreciation and amortization	689,518	657,221	1,421,024	1,309,279
Other	20,166	11,706	30,289	21,355
Total expenses	1,465,761	1,328,678	2,936,452	2,654,180

Operating income before gains on real estate transactions, net	959,691	855,191	1,786,723	1,669,354
Gains on dispositions of development properties and land, net	79,196	10,477	372,179	37,928
Gains on other dispositions of investments in real estate, net	212,449	47,044	303,489	83,843
Operating income	1,251,336	912,712	2,462,391	1,791,125

Other income (expense):
Earnings from unconsolidated entities, net	147,470	107,692	240,766	175,591
Interest expense	(276,311)	(251,866)	(530,597)	(483,617)
Foreign currency, derivative and other gains (losses) and other income (expense), net	109,663	(122,829)	154,274	(154,487)
Gains (losses) on early extinguishment of debt, net	(31)	-	(1,921)	-
Total other income (expense)	(19,209)	(267,003)	(137,478)	(462,513)
Earnings before income taxes	1,232,127	645,709	2,324,913	1,328,612
Income tax expense	(108,173)	(23,405)	(156,144)	(66,788)
Consolidated net earnings	1,123,954	622,304	2,168,769	1,261,824
Less net earnings attributable to noncontrolling interests	61,763	51,075	124,602	97,642
Net earnings attributable to controlling interests	1,062,191	571,229	2,044,167	1,164,182
Less preferred stock dividends	1,347	1,505	2,847	2,957
Net earnings attributable to common stockholders	$1,060,844	$569,724	$2,041,320	$1,161,225

Weighted average common shares outstanding – Basic	933,092	928,476	932,175	927,909
Weighted average common shares outstanding – Diluted	957,884	955,882	957,654	955,601

Net earnings per share attributable to common stockholders – Basic	$1.14	$0.61	$2.19	$1.25

Net earnings per share attributable to common stockholders – Diluted	$1.13	$0.61	$2.18	$1.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consolidated net earnings	$1,123,954	$622,304	$2,168,769	$1,261,824
Other comprehensive income:
Foreign currency translation gains (losses), net	89,540	(428,953)	279,157	(659,643)
Unrealized gains (losses) on derivative contracts, net	(5,962)	4,417	4,888	1,469
Comprehensive income	1,207,532	197,768	2,452,814	603,650
Net earnings attributable to noncontrolling interests	(61,763)	(51,075)	(124,602)	(97,642)
Other comprehensive loss (income) attributable to noncontrolling interests	(1,798)	8,617	(5,486)	12,882
Comprehensive income attributable to common stockholders	$1,143,971	$155,310	$2,322,726	$518,890

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

Three Months Ended June 30, 2026 and 2025

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2026	$63,948	932,283	$9,323	$54,830,655	$(479,497)	$(921,028)	$4,445,091	$57,948,492
Consolidated net earnings	-	-	-	-	-	1,062,191	61,763	1,123,954
Effect of equity compensation plans	-	85	1	17,638	-	-	37,845	55,484
Capital contributions	-	-	-	-	-	-	7,731	7,731
Purchase of noncontrolling interests	-	-	-	3,753	-	-	(11,805)	(8,052)
Redemption of noncontrolling interests	-	638	6	36,665	-	-	(54,274)	(17,603)
Foreign currency translation gains (losses), net	-	-	-	-	87,615	-	1,925	89,540
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	(5,835)	-	(127)	(5,962)
Reallocation of equity	-	-	-	22,252	-	-	(22,252)	-
Dividends ($1.07 per common share) and other distributions	-	-	-	(304)	-	(1,001,661)	(72,104)	(1,074,069)
Balance at June 30, 2026	$63,948	933,006	$9,330	$54,910,659	$(397,717)	$(860,498)	$4,393,793	$58,119,515

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at April 1, 2025	$63,948	927,882	$9,279	$54,556,451	$(349,588)	$(812,880)	$4,608,228	$58,075,438
Consolidated net earnings	-	-	-	-	-	571,229	51,075	622,304
Effect of equity compensation plans	-	64	-	26,894	-	-	22,527	49,421
Capital contributions	-	-	-	-	-	-	13,239	13,239
Purchase of noncontrolling interests	-	-	-	(1,256)	-	-	(11,984)	(13,240)
Redemption of noncontrolling interests	-	91	1	5,918	-	-	(6,623)	(704)
Foreign currency translation gains (losses), net	-	-	-	-	(420,232)	-	(8,721)	(428,953)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	4,313	-	104	4,417
Reallocation of equity	-	-	-	16,092	-	-	(16,092)	-
Dividends ($1.01 per common share) and other distributions	-	-		(7)	-	(941,588)	(73,513)	(1,015,108)
Balance at June 30, 2025	$63,948	928,037	$9,280	$54,604,092	$(765,507)	$(1,183,239)	$4,578,240	$57,306,814

Six Months Ended June 30, 2026 and 2025

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2026	$63,948	929,153	$9,292	$54,698,641	$(676,276)	$(902,427)	$4,560,830	$57,754,008
Consolidated net earnings	-	-	-	-	-	2,044,167	124,602	2,168,769
Effect of equity compensation plans	-	372	4	25,865	-	-	92,489	118,358
Capital contributions	-	-	-	-	-	-	20,499	20,499
Purchase of noncontrolling interests	-	-	-	3,753	-	-	(11,805)	(8,052)
Redemption of noncontrolling interests	-	3,481	34	199,649	-	-	(265,238)	(65,555)
Foreign currency translation gains (losses), net	-	-	-	-	273,768	-	5,389	279,157
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	4,791	-	97	4,888
Reallocation of equity	-	-	-	(17,327)		-	17,327	-
Dividends ($2.14 per common share) and other distributions	-	-	-	78		(2,002,238)	(150,397)	(2,152,557)
Balance at June 30, 2026	$63,948	933,006	$9,330	$54,910,659	$(397,717)	$(860,498)	$4,393,793	$58,119,515

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2025	$63,948	926,283	$9,263	$54,464,055	$(120,215)	$(465,913)	$4,665,632	$58,616,770
Consolidated net earnings	-	-	-	-	-	1,164,182	97,642	1,261,824
Effect of equity compensation plans	-	338	3	50,579	-	-	56,403	106,985
Capital contributions	-	-	-	-	-	-	26,473	26,473
Purchase of noncontrolling interests	-	-	-	(1,256)	-	-	(11,984)	(13,240)
Redemption of noncontrolling interests	-	1,416	14	82,187	-	-	(86,908)	(4,707)
Foreign currency translation gains (losses), net	-	-	-	-	(646,727)	-	(12,916)	(659,643)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	1,435	-	34	1,469
Reallocation of equity	-	-	-	7,578	-	-	(7,578)	-
Dividends ($2.02 per common share) and other distributions	-	-	-	949	-	(1,881,508)	(148,558)	(2,029,117)
Balance at June 30, 2025	$63,948	928,037	$9,280	$54,604,092	$(765,507)	$(1,183,239)	$4,578,240	$57,306,814

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Consolidated net earnings	$2,168,769	$1,261,824
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(326,901)	(368,162)
Equity-based compensation awards	115,780	97,145
Depreciation and amortization	1,421,024	1,309,279
Earnings from unconsolidated entities, net	(240,766)	(175,591)
Operating distributions from unconsolidated entities	328,307	292,316
Decrease (increase) in operating receivables from unconsolidated entities	(41,599)	4,786
Amortization of debt discounts and debt issuance costs, net	41,859	42,757
Gains on dispositions of development properties and land, net	(372,179)	(37,928)
Gains on other dispositions of investments in real estate, net	(303,489)	(83,843)
Unrealized foreign currency and derivative losses (gains), net	(20,007)	193,333
Losses (gains) on early extinguishment of debt, net	1,921	-
Deferred income tax expense (benefit)	19,044	2,364
Decrease (increase) in other assets	(151,099)	(40,264)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(5,653)	(95,546)
Net cash provided by (used in) operating activities	2,635,011	2,402,470
Investing activities:
Real estate development	(1,564,204)	(1,331,268)
Real estate acquisitions	(1,173,370)	(1,153,666)
Tenant improvements and lease commissions on previously leased space	(257,775)	(275,365)
Property improvements	(97,283)	(103,139)
Proceeds from dispositions and contributions of real estate	1,388,464	256,395
Investments in and advances to unconsolidated entities	(241,168)	(32,600)
Return of investment from unconsolidated entities	217,361	59,030
Proceeds from the settlement of net investment hedges	3,652	4,852
Payments on the settlement of net investment hedges	(5,332)	(9,720)
Proceeds from maturity of short-term investments	176,485	-
Net cash provided by (used in) investing activities	(1,553,170)	(2,585,481)
Financing activities:
Dividends paid on common and preferred stock	(2,002,238)	(1,881,508)
Noncontrolling interests contributions	20,499	26,473
Noncontrolling interests distributions	(152,395)	(148,558)
Settlement of noncontrolling interests	(73,607)	(17,947)
Tax paid with shares withheld	(20,777)	(15,415)
Debt and equity issuance costs paid	(29,912)	(25,340)
Net proceeds from (payments on) credit facilities and commercial paper	482,198	262,600
Repurchase of and payments on debt	(986,478)	(72,397)
Proceeds from the issuance of debt	2,312,763	1,778,480
Net cash provided by (used in) financing activities	(449,947)	(93,612)

Effect of foreign currency exchange rate changes on cash	(12,498)	24,113
Net increase (decrease) in cash and cash equivalents	619,396	(252,510)
Cash and cash equivalents, beginning of period	1,145,647	1,318,591
Cash and cash equivalents, end of period	$1,765,043	$1,066,081

See Note 11 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2026	December 31, 2025
ASSETS
Investments in real estate properties	$97,013,785	$95,129,356
Less accumulated depreciation	15,783,188	14,729,149
Net investments in real estate properties	81,230,597	80,400,207
Investments in and advances to unconsolidated entities	11,467,403	11,093,936
Assets held for sale or contribution	498,975	203,344
Net investments in real estate	93,196,975	91,697,487

Cash and cash equivalents	1,765,043	1,145,647
Other assets	6,049,854	5,881,122
Total assets	$101,011,872	$98,724,256

LIABILITIES AND CAPITAL
Liabilities:
Debt	$36,442,085	$35,037,073
Accounts payable and accrued expenses	2,529,638	1,963,645
Other liabilities	3,920,634	3,969,530
Total liabilities	42,892,357	40,970,248

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	53,661,774	53,129,230
Limited partners – common	1,089,526	1,244,117
Total partners’ capital	54,815,248	54,437,295
Noncontrolling interests	3,304,267	3,316,713
Total capital	58,119,515	57,754,008
Total liabilities and capital	$101,011,872	$98,724,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rental	$2,177,074	$2,025,332	$4,302,158	$4,012,597
Strategic capital	241,619	147,162	402,431	288,301
Development management and other	6,759	11,375	18,586	22,636
Total revenues	2,425,452	2,183,869	4,723,175	4,323,534
Expenses:
Rental	530,861	487,963	1,051,144	976,280
Strategic capital	95,590	64,917	177,479	125,694
General and administrative	129,626	106,871	256,516	221,572
Depreciation and amortization	689,518	657,221	1,421,024	1,309,279
Other	20,166	11,706	30,289	21,355
Total expenses	1,465,761	1,328,678	2,936,452	2,654,180

Operating income before gains on real estate transactions, net	959,691	855,191	1,786,723	1,669,354
Gains on dispositions of development properties and land, net	79,196	10,477	372,179	37,928
Gains on other dispositions of investments in real estate, net	212,449	47,044	303,489	83,843
Operating income	1,251,336	912,712	2,462,391	1,791,125

Other income (expense):
Earnings from unconsolidated entities, net	147,470	107,692	240,766	175,591
Interest expense	(276,311)	(251,866)	(530,597)	(483,617)
Foreign currency, derivative and other gains (losses) and other income (expense), net	109,663	(122,829)	154,274	(154,487)
Gains (losses) on early extinguishment of debt, net	(31)	-	(1,921)	-
Total other income (expense)	(19,209)	(267,003)	(137,478)	(462,513)
Earnings before income taxes	1,232,127	645,709	2,324,913	1,328,612
Income tax expense	(108,173)	(23,405)	(156,144)	(66,788)
Consolidated net earnings	1,123,954	622,304	2,168,769	1,261,824
Less net earnings attributable to noncontrolling interests	39,062	37,139	79,040	68,715
Net earnings attributable to controlling interests	1,084,892	585,165	2,089,729	1,193,109
Less preferred unit distributions	1,347	1,505	2,847	2,957
Net earnings attributable to common unitholders	$1,083,545	$583,660	$2,086,882	$1,190,152

Weighted average common units outstanding – Basic	952,993	945,440	952,977	944,556
Weighted average common units outstanding – Diluted	957,884	955,882	957,654	955,601

Net earnings per unit attributable to common unitholders – Basic	$1.14	$0.61	$2.19	$1.25

Net earnings per unit attributable to common unitholders – Diluted	$1.13	$0.61	$2.18	$1.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consolidated net earnings	$1,123,954	$622,304	$2,168,769	$1,261,824
Other comprehensive income:
Foreign currency translation gains (losses), net	89,540	(428,953)	279,157	(659,643)
Unrealized gains (losses) on derivative contracts, net	(5,962)	4,417	4,888	1,469
Comprehensive income	1,207,532	197,768	2,452,814	603,650
Net earnings attributable to noncontrolling interests	(39,062)	(37,139)	(79,040)	(68,715)
Other comprehensive loss (income) attributable to noncontrolling interests	(350)	(1,368)	146	(2,635)
Comprehensive income attributable to common unitholders	$1,168,120	$159,261	$2,373,920	$532,300

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands, except per unit amounts)

Three Months Ended June 30, 2026 and 2025

	General Partner				Limited Partners				Non-
	Preferred		Common		Common				controlling	Total
	Units	Amount	Units	Amount	Units		Amount		Interests	Capital
Balance at April 1, 2026	1,279	$63,948	932,283	$53,439,453		19,693	$	1,128,817	$3,316,274	$57,948,492
Consolidated net earnings	-	-	-	1,062,191		-		22,701	39,062	1,123,954
Effect of equity compensation plans	-	-	85	17,639		12		37,845	-	55,484
Capital contributions	-	-	-	-		-		-	7,731	7,731
Purchase of noncontrolling interests	-	-	-	3,753		-		-	(11,805)	(8,052)
Redemption of limited partnership units	-	-	638	36,671		(761)		(54,274)	-	(17,603)
Foreign currency translation gains (losses), net	-	-	-	87,615		-		1,575	350	89,540
Unrealized gains (losses) on derivative contracts, net	-	-	-	(5,835)		-		(127)	-	(5,962)
Reallocation of capital	-	-	-	22,252		-		(22,252)	-	-
Distributions ($1.07 per common unit) and other	-	-	-	(1,001,965)		-		(24,759)	(47,345)	(1,074,069)
Balance at June 30, 2026	1,279	$63,948	933,006	$53,661,774		18,944		$1,089,526	$3,304,267	$58,119,515

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at April 1, 2025	1,279	$63,948	927,882	$53,403,262	16,609	$955,890	5,941	$331,865	$3,320,473	$58,075,438
Consolidated net earnings	-	-	-	571,229	-	10,420	-	3,516	37,139	622,304
Effect of equity compensation plans	-	-	64	26,894	12	22,527	-	-	-	49,421
Capital contributions	-	-	-	-	-	-	-	-	13,239	13,239
Purchase of noncontrolling interests	-	-	-	(1,256)	-	-	-	-	(11,984)	(13,240)
Redemption of noncontrolling interests	-	-	-	757	-	-	-	-	(757)	-
Redemption of limited partnership units	-	-	91	5,162	(97)	(5,866)	-	-	-	(704)
Foreign currency translation gains (losses), net	-	-	-	(420,232)	-	(7,461)	-	(2,628)	1,368	(428,953)
Unrealized gains (losses) on derivative contracts, net	-	-	-	4,313	-	77	-	27	-	4,417
Reallocation of capital	-	-	-	16,092	-	(15,810)	-	(282)	-	-
Distributions ($1.01 per common unit) and other	-	-	-	(941,595)	-	(22,079)	-	(3,842)	(47,592)	(1,015,108)
Balance at June 30, 2025	1,279	$63,948	928,037	$52,664,626	16,524	$937,698	5,941	$328,656	$3,311,886	$57,306,814

Six Months Ended June 30, 2026 and 2025

	General Partner				Limited Partners				Non-
	Preferred		Common		Common				controlling	Total
	Units	Amount	Units	Amount	Units		Amount		Interests	Capital
Balance at January 1, 2026	1,279	$63,948	929,153	$53,129,230		21,758	$	1,244,117	$3,316,713	$57,754,008
Consolidated net earnings	-	-	-	2,044,167		-		45,562	79,040	2,168,769
Effect of equity compensation plans	-	-	372	25,869		1,143		92,489	-	118,358
Capital contributions	-	-	-	-		-		-	20,499	20,499
Purchase of noncontrolling interests	-	-	-	3,753		-		-	(11,805)	(8,052)
Redemption of limited partnership units	-	-	3,481	199,683		(3,957)		(265,238)	-	(65,555)
Foreign currency translation gains (losses), net	-	-	-	273,768		-		5,535	(146)	279,157
Unrealized gains (losses) on derivative contracts, net	-	-	-	4,791		-		97	-	4,888
Reallocation of capital	-	-	-	(17,327)		-		17,327	-	-
Distributions ($2.14 per common unit) and other	-	-	-	(2,002,160)		-		(50,363)	(100,034)	(2,152,557)
Balance at June 30, 2026	1,279	$63,948	933,006	$53,661,774		18,944		$1,089,526	$3,304,267	$58,119,515

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2025	1,279	$63,948	926,283	$53,887,190	15,699	$913,227	7,650	$429,358	$3,323,047	$58,616,770
Consolidated net earnings	-	-	-	1,164,182	-	20,833	-	8,094	68,715	1,261,824
Effect of equity compensation plans	-	-	338	50,582	582	56,403	-	-	-	106,985
Capital contributions	-	-	-	-	-	-	-	-	26,473	26,473
Purchase of noncontrolling interests	-	-	-	(1,256)	-	-	-	-	(11,984)	(13,240)
Redemption of noncontrolling interests	-	-	-	757	-	-	-	-	(757)	-
Redemption of limited partnership units	-	-	1,416	81,444	243	9,337	(1,709)	(95,488)	-	(4,707)
Foreign currency translation gains (losses), net	-	-	-	(646,727)	-	(11,515)	-	(4,036)	2,635	(659,643)
Unrealized gains (losses) on derivative contracts, net	-	-	-	1,435	-	25	-	9	-	1,469
Reallocation of capital	-	-	-	7,578	-	(7,085)	-	(493)	-	-
Distributions ($2.02 per common unit) and other	-	-	-	(1,880,559)	-	(43,527)	-	(8,788)	(96,243)	(2,029,117)
Balance at June 30, 2025	1,279	$63,948	928,037	$52,664,626	16,524	$937,698	5,941	$328,656	$3,311,886	$57,306,814

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Consolidated net earnings	$2,168,769	$1,261,824
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(326,901)	(368,162)
Equity-based compensation awards	115,780	97,145
Depreciation and amortization	1,421,024	1,309,279
Earnings from unconsolidated entities, net	(240,766)	(175,591)
Operating distributions from unconsolidated entities	328,307	292,316
Decrease (increase) in operating receivables from unconsolidated entities	(41,599)	4,786
Amortization of debt discounts and debt issuance costs, net	41,859	42,757
Gains on dispositions of development properties and land, net	(372,179)	(37,928)
Gains on other dispositions of investments in real estate, net	(303,489)	(83,843)
Unrealized foreign currency and derivative losses (gains), net	(20,007)	193,333
Losses (gains) on early extinguishment of debt, net	1,921	-
Deferred income tax expense (benefit)	19,044	2,364
Decrease (increase) in other assets	(151,099)	(40,264)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(5,653)	(95,546)
Net cash provided by (used in) operating activities	2,635,011	2,402,470
Investing activities:
Real estate development	(1,564,204)	(1,331,268)
Real estate acquisitions	(1,173,370)	(1,153,666)
Tenant improvements and lease commissions on previously leased space	(257,775)	(275,365)
Property improvements	(97,283)	(103,139)
Proceeds from dispositions and contributions of real estate	1,388,464	256,395
Investments in and advances to unconsolidated entities	(241,168)	(32,600)
Return of investment from unconsolidated entities	217,361	59,030
Proceeds from the settlement of net investment hedges	3,652	4,852
Payments on the settlement of net investment hedges	(5,332)	(9,720)
Proceeds from maturity of short-term investments	176,485	-
Net cash provided by (used in) investing activities	(1,553,170)	(2,585,481)
Financing activities:
Distributions paid on common and preferred units	(2,052,601)	(1,933,823)
Noncontrolling interests contributions	20,499	26,473
Noncontrolling interests distributions	(102,032)	(96,243)
Settlement of noncontrolling interests	(8,052)	(13,240)
Redemption of common limited partnership units	(65,555)	(4,707)
Tax paid with shares of the Parent withheld	(20,777)	(15,415)
Debt and equity issuance costs paid	(29,912)	(25,340)
Net proceeds from (payments on) credit facilities and commercial paper	482,198	262,600
Repurchase of and payments on debt	(986,478)	(72,397)
Proceeds from the issuance of debt	2,312,763	1,778,480
Net cash provided by (used in) financing activities	(449,947)	(93,612)

Effect of foreign currency exchange rate changes on cash	(12,498)	24,113
Net increase (decrease) in cash and cash equivalents	619,396	(252,510)
Cash and cash equivalents, beginning of period	1,145,647	1,318,591
Cash and cash equivalents, end of period	$1,765,043	$1,066,081

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

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At June 30, 2026, the Parent owned a 98.01% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 1.99% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,
	2026	2025	2026	2025	2026	2025
Operating properties:
Buildings and improvements	675,781	647,904	3,051	2,979	$57,654,220	$56,365,572
Improved land					24,463,676	24,195,448
Development portfolio, including land costs:
Prestabilized	2,962	6,749	12	27	538,047	1,026,688
Properties under development	16,762	17,297	58	50	2,203,488	1,992,321
Land (1)					4,802,617	4,888,153
Other real estate investments (2)					7,351,737	6,661,174
Total investments in real estate properties					97,013,785	95,129,356
Less accumulated depreciation					15,783,188	14,729,149
Net investments in real estate properties					$81,230,597	$80,400,207

(1)
At June 30, 2026 and December 31, 2025, our land was comprised of 8,387 and 8,815 acres, respectively.

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

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026 (1)	2025	2026 (1)	2025
Number of operating properties	88	3	91	10
Square feet	27,401	1,025	29,134	3,283
Acres of land	428	326	442	448
Acquisition cost of net investments in real estate, excluding other real estate investments	$1,566,253	$195,298	$1,721,542	$934,774

Acquisition cost of other real estate investments	$89,132	$220,479	$177,377	$280,373

(1)
In April 2026, we acquired our partner's interest in an unconsolidated co-investment venture in Asia and consolidated 74 operating properties aggregating 23 million square feet.

Index

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dispositions of development properties and land, net (1)(2)
Number of properties	11	-	15	1
Square feet	2,952	-	7,062	402
Acres of land	22	46	284	46
Net proceeds	$523,140	$33,067	$1,212,637	$101,277
Gains on dispositions of development properties and land, net	$79,196	$10,477	$372,179	$37,928

Other dispositions of investments in real estate, net
Number of properties	20	3	29	6
Square feet	3,330	487	4,857	1,024
Net proceeds	$586,883	$63,704	$805,929	$169,159
Gains on other dispositions of investments in real estate, net	$212,449	$47,044	$303,489	$83,843

(1)
The gains we recognize in Gains on Dispositions of Development Properties and Land, Net in the Consolidated Statements of Income are principally driven by the contribution of newly developed properties to our unconsolidated co-investment ventures and occasionally sales to a third party.

(2)
During 2026, we contributed real estate properties and land to three new unconsolidated co-investment ventures: two development vehicles in the U.S. in the first quarter and one stabilized vehicle in Europe in the second quarter.

Leases

We recognized lease right-of-use assets of $799.5 million and $671.7 million within Other Assets and lease liabilities of $650.4 million and $643.5 million within Other Liabilities, principally for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively.

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	June 30,	December 31,
	2026	2025
Unconsolidated co-investment ventures	$10,656,282	$10,263,233
Other ventures	811,121	830,703
Total	$11,467,403	$11,093,936

Index

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recurring fees	$137,726	$130,805	$274,361	$253,489
Transactional fees	19,304	14,121	41,903	30,519
Promote revenue	83,087	-	83,147	-
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$240,117	$144,926	$399,411	$284,008

(1)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S. (1)		Other Americas (2)		Europe (1)		Asia (1)(3)		Total
At:	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025
Key property information:
Ventures	3	1	2	2	3	2	5	5	13	10
Operating properties	786	784	390	393	1,104	1,058	172	245	2,452	2,480
Square feet	141	139	84	86	248	238	78	101	551	564

Financial position:
Total assets ($)	15,443	14,711	7,353	7,308	26,956	26,764	8,370	9,470	58,122	58,253
Third-party debt ($)	7,022	6,386	2,513	2,429	6,911	7,101	3,279	3,758	19,725	19,674
Total liabilities ($)	8,059	7,383	2,927	2,753	9,158	9,310	3,617	4,192	23,761	23,638

Our investment balance ($) (4)	3,585	3,283	1,265	1,181	5,097	5,010	709	789	10,656	10,263
Our weighted average ownership (5)	33.2%	31.9%	32.3%	32.3%	33.0%	33.1%	15.8%	15.6%	30.5%	29.9%

	U.S. (1)		Other Americas (2)		Europe (1)		Asia (1)(3)		Total
Operating Information:	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
For the three months ended:
Total revenues ($)	451	406	226	200	541	507	142	166	1,360	1,279
Net earnings ($)	111	104	77	86	196	104	24	33	408	327

Our earnings from unconsolidated co-investment ventures, net ($)	38	33	23	26	62	36	4	5	127	100

For the six months ended:
Total revenues ($)	898	813	448	414	1,078	977	297	326	2,721	2,530
Net earnings ($)	213	202	141	131	287	169	62	54	703	556

Our earnings from unconsolidated co-investment ventures, net ($)	71	64	41	37	92	59	11	9	215	169

(1)
During the six months ended June 30, 2026, we formed four new co-investment ventures with third-party investors: two development vehicles in the U.S., one stabilized vehicle in Europe and one acquisition vehicle in Asia. We contributed real estate properties, cash or a combination of both in exchange for equity ownership interests in these ventures. We account for our investment in these ventures under the equity method of accounting.

(2)
Prologis Brazil Logistics Venture and our other Brazilian joint ventures are combined as one venture for the purpose of this table.

(3)
In April 2026, we acquired our partner's interest in an unconsolidated co-investment venture in Asia and consolidated 74 operating properties aggregating 23 million square feet.

(4)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at June 30, 2026 and December 31, 2025, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes; and (iv) customer security deposits retained subsequent to property contributions to Nippon Prologis REIT, Inc. and Prologis Japan Core Logistics Fund.

(5)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Index

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At June 30, 2026, our outstanding equity commitments were $930.5 million, primarily for our U.S. co-investment ventures. The equity commitments expire from 2026 to 2034 if they have not been previously called.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at June 30, 2026 and December 31, 2025. At the time of classification, these properties were expected to be sold to third parties or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets; liabilities related to properties held for sale or contribution are included in Other Liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	June 30, 2026	December 31, 2025
Number of operating properties	18	10
Square feet	4,124	1,914
Total assets held for sale or contribution	$498,975	$203,344
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$5,644	$689

NOTE 5. DEBT

All debt is incurred by the OP or its consolidated subsidiaries. The following table summarizes our debt (dollars in thousands):

	June 30, 2026			December 31, 2025
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (Years) (2)	Outstanding (3)	Interest Rate (1)	Term (Years) (2)	Outstanding (3)
Credit facilities and commercial paper	2.2%	0.0	$514,142	0.9%	1.6	$44,679
Senior notes	3.3%	8.4	33,939,602	3.2%	8.8	32,887,971
Term loans and unsecured other	2.0%	5.7	1,760,831	1.9%	3.9	1,908,723
Secured mortgage	4.1%	6.1	227,510	4.5%	3.7	195,700
Total	3.3%	8.2	$36,442,085	3.2%	8.5	$35,037,073

(1)
The weighted average interest rates presented represent the effective interest rates (including amortization of debt issuance costs and noncash premiums or discounts) at the end of the period for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

(2)
The weighted average term represents the remaining maturity in years, based on debt agreements in place, at period end. A weighted average term of less than a month is 0.0.

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	June 30, 2026			December 31, 2025
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,810,874	5.0%	3.0%	$1,843,931	5.3%
Canadian dollar	4.4%	2,388,374	6.6%	4.4%	2,004,638	5.7%
Euro	2.2%	11,827,457	32.4%	2.2%	12,302,104	35.1%
Japanese yen	1.4%	3,088,016	8.5%	1.2%	2,930,594	8.4%
U.S. dollar	4.2%	16,661,493	45.7%	4.1%	15,385,826	43.9%
Other	3.8%	665,871	1.8%	3.8%	569,980	1.6%
Total	3.3%	$36,442,085	100.0%	3.2%	$35,037,073	100.0%

Index

Credit Facilities and Commercial Paper

The following table summarizes information about our available liquidity at June 30, 2026 (in millions):

Aggregate lender commitments
Credit facilities	$6,365
Less:
Credit facility borrowings outstanding	-
Commercial paper borrowings outstanding (1)	514
Outstanding letters of credit	23
Current availability	5,828
Cash and cash equivalents	1,765
Total liquidity	$7,593

(1)
We are required to maintain available commitments under our credit facilities in an amount at least equal to the commercial paper borrowings outstanding.

Credit Facilities

We have two global senior credit facilities ("the 2025 Global Facility" and "the 2026 Global Facility") and a Japanese yen revolver ("the Yen Credit Facility"), which we refer to collectively as our “Credit Facilities.” Pricing for the Credit Facilities, including the spread over the applicable benchmark and the rates applicable to facility fees and letter of credit fees, varies based on the public debt ratings of the OP. Our Credit Facilities are utilized to support our cash needs for general corporate purposes on a short-term basis. The maturities of the borrowings under the Credit Facilities generally range from overnight to three months.

The following table summarizes our Credit Facilities at June 30, 2026 (principal in thousands):

	Aggregate Capacity
Facility	Borrowing Currency	USD (1)(2)	Maturity	Maximum Capacity (3)	Extended Maturity (3)
2025 Global Facility (4)	$3,000,000	$3,020,602	June 2029	$4,000,000	June 2030
2026 Global Facility (4)(5)	$3,000,000	$2,984,703	June 2030	$4,000,000	June 2031
Yen Credit Facility	¥58,500,000	$360,141	August 2027	¥75,000,000	August 2028
Total		$6,365,446

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at June 30, 2026.

(2)
The aggregate principal amount outstanding under each facility in U.S. dollars cannot exceed the designated facility's borrowing currency capacity, or, for our 2025 Global Facility and 2026 Global Facility, the equivalent amount in other currencies.

(3)
Subject to obtaining additional lender commitments and payment of applicable extension fees, we may increase the borrowing capacity and extend the maturity dates of the 2025 Global Facility and 2026 Global Facility by six months on two occasions, and of the Yen Credit Facility by one year.

(4)
We may draw on both the 2025 Global Facility and 2026 Global Facility on a revolving basis in British pounds sterling, Canadian dollars, euro, Japanese yen, Mexican pesos and U.S. dollars.

(5)
In March 2026, we amended and restated one of our global senior credit facilities (the "2023 Global Facility") as the 2026 Global Facility.

Index

Commercial Paper

We have commercial paper programs under which we may issue, repay and re-issue short-term unsecured commercial paper notes. The borrowings under these programs are for general corporate purposes. The maturities generally range from overnight to three months. Under customary terms in the commercial paper market, the notes are issued either at a discount to par or at par with fixed or floating interest rates. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of notes outstanding under these programs. The following table summarizes our commercial paper programs at June 30, 2026 (principal in thousands):

	Aggregate Capacity
Program	Borrowing Currency		USD (1)(2)
Canadian dollar (3)	C$	1,000,000	$702,466
Multicurrency (4)		€1,000,000	$1,139,400
U.S. dollar		$1,000,000	$1,000,000
Total			$2,841,866

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at June 30, 2026.

(2)
The aggregate principal amount of notes outstanding under each program in U.S. dollars cannot exceed the designated program's borrowing currency capacity, or, for our multicurrency program, the equivalent amount in other currencies.

(3)
In May 2026, we established a new Canadian dollar-denominated program.

(4)
We may issue notes denominated in British pound sterling, euros or U.S. dollars under our multicurrency program.

Senior Notes

The following table summarizes the issuances of senior notes during the six months ended June 30, 2026 (principal in thousands):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Date
April		$1,250,000	$1,250,000	4.6%	8.2	June 2031 – 2036
April	C$	850,000	$624,986	4.3%	8.1	May 2034
June		¥45,000,000	$280,311	2.9%	7.1	December 2030 – 2041
Total			$2,155,297	4.3%	8.0

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2026 and for each year through the period ended December 31, 2030, and thereafter were as follows at June 30, 2026 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2026 (1)	$514,142	$399,879	$146,831	$9,790	$1,070,642
2027 (1)	-	1,966,180	44,325	29,492	2,039,997
2028	-	2,563,383	129,322	16,309	2,709,014
2029	-	3,362,249	6,554	11,734	3,380,537
2030	-	3,024,939	30,781	5,634	3,061,354
Thereafter	-	23,157,722	1,407,046	149,531	24,714,299
Subtotal	514,142	34,474,352	1,764,859	222,490	36,975,843
Unamortized premiums (discounts), net	-	(398,952)	-	5,969	(392,983)
Unamortized debt issuance costs, net	-	(135,798)	(4,028)	(949)	(140,775)
Total	$514,142	$33,939,602	$1,760,831	$227,510	$36,442,085

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings, including drawing on our available Credit Facilities.

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at June 30, 2026 were subject to certain financial covenants under their related documents. At June 30, 2026, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,049,329	$3,071,053	$6,893,080	$6,885,453	$151,022	$156,368
Other consolidated entities (1)	various	various	254,938	245,660	3,700,774	3,521,831	585,431	541,602
Prologis, L.P.			3,304,267	3,316,713	10,593,854	10,407,284	736,453	697,970
Limited partners in Prologis, L.P. (2)			1,089,526	1,244,117	-	-	-	-
Prologis, Inc.			$4,393,793	$4,560,830	$10,593,854	$10,407,284	$736,453	$697,970

(1)
Includes two partnerships that have issued limited partnership units to third parties. The limited partnership units outstanding at June 30, 2026 and December 31, 2025 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
At June 30, 2026 and December 31, 2025, limited partnership units in the OP were exchangeable into cash or, at our option, 11.5 million and 14.9 million shares of the Parent’s common stock, respectively, and vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans were exchangeable into 7.4 million and 6.9 million shares of the Parent’s common stock, respectively. See further discussion of LTIP Units in Note 7.

NOTE 7. LONG-TERM COMPENSATION

Equity-Based Compensation Programs

Our equity-based compensation programs, including a description of performance hurdles, vesting periods and other information related to our programs, are described in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these programs from what was previously disclosed.

Performance Stock Unit ("PSU") Program

Beginning in January 2024, PSUs have been granted under the Company's 2020 Long-Term Incentive Plan and are settled in equity at the end of a three-year performance period if applicable market-based performance hurdles are met.

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

Index

Summary of Award Activity

PSUs

The following table summarizes the activity for PSUs for the six months ended June 30, 2026 (units in thousands):

	PSUs
	Unearned	Weighted Average Grant Date Fair Value
Balance at January 1, 2026	1,105	$102.95
Granted	610	124.93
Earned	-	-
Forfeited	(14)	106.19
Balance at June 30, 2026	1,701	$110.80

RSUs and LTIP Units

The following table summarizes the activity for RSUs and LTIP Units for the six months ended June 30, 2026 (units in thousands):

	RSUs		LTIP Units
	Unvested	Weighted Average Grant Date Fair Value	Unvested	Weighted Average Grant Date Fair Value
Balance at January 1, 2026	1,756	$92.80	4,706	$65.11
Granted	489	131.27	647	130.85
Conversion of earned PSUs	-	-	-	-
Vested	(499)	114.38	(1,143)	71.75
Forfeited	(37)	115.17	(39)	80.13
Balance at June 30, 2026	1,709	$97.01	4,171	$73.33

NOTE 8. EARNINGS PER COMMON SHARE OR UNIT

We determine basic earnings per share or unit based on the weighted average number of shares of common stock or units outstanding during the period. We compute diluted earnings per share or unit based on the weighted average number of shares or units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments. During the year ended December 31, 2025, all Class A Units in the OP were converted to limited partnership units in the OP.

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, Inc.	2026	2025	2026	2025
Net earnings attributable to common stockholders – Basic	$1,060,844	$569,724	$2,041,320	$1,161,225
Net earnings attributable to exchangeable limited partnership units (1)	22,831	13,936	45,858	28,927
Adjusted net earnings attributable to common stockholders – Diluted	$1,083,675	$583,660	$2,087,178	$1,190,152

Weighted average common shares outstanding – Basic	933,092	928,476	932,175	927,909
Incremental weighted average effect on exchange of limited partnership units (1)	20,160	22,731	21,061	23,115
Incremental weighted average effect of equity awards	4,632	4,675	4,418	4,577
Weighted average common shares outstanding – Diluted (2)	957,884	955,882	957,654	955,601

Net earnings per share attributable to common stockholders:
Basic	$1.14	$0.61	$2.19	$1.25
Diluted	$1.13	$0.61	$2.18	$1.25

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Prologis, L.P.	2026	2025	2026	2025
Net earnings attributable to common unitholders	$1,083,545	$583,660	$2,086,882	$1,190,152
Net earnings attributable to Class A Units	-	(3,516)	-	(8,094)
Net earnings attributable to common unitholders – Basic	1,083,545	580,144	2,086,882	1,182,058
Net earnings attributable to Class A Units	-	3,516	-	8,094
Net earnings attributable to exchangeable other limited partnership units	130	-	296	-
Adjusted net earnings attributable to common unitholders – Diluted	$1,083,675	$583,660	$2,087,178	$1,190,152

Weighted average common partnership units outstanding – Basic	952,993	945,440	952,977	944,556
Incremental weighted average effect on exchange of Class A Units	-	5,767	-	6,468
Incremental weighted average effect on exchange of other limited partnership units	259	-	259	-
Incremental weighted average effect of equity awards of Prologis, Inc.	4,632	4,675	4,418	4,577
Weighted average common units outstanding – Diluted (2)	957,884	955,882	957,654	955,601

Net earnings per unit attributable to common unitholders:
Basic	$1.14	$0.61	$2.19	$1.25
Diluted	$1.13	$0.61	$2.18	$1.25

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Class A Units	-	5,767	-	6,468
Other limited partnership units	259	259	259	268
Equity awards	7,339	7,548	7,318	7,578
Prologis, L.P.	7,598	13,574	7,577	14,314
Common limited partnership units	19,901	16,964	20,802	16,647
Prologis, Inc.	27,499	30,538	28,379	30,961

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

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	June 30, 2026		December 31, 2025
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$1,432	$-	$394
British pound sterling	2,700	6,948	164	11,688
Canadian dollar	8,808	-	5,680	214
Euro	4,561	5,282	1,660	17,571
Japanese yen	55,941	-	54,147	22
Swedish krona	351	2,984	198	5,352
Options
Mexican peso	3,698	-	14,733	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	8,533	-	841	4,279
Canadian dollar	-	-	1,866	968

Interest rate contracts
Cash flow hedges
Euro	1,104	1,272	-	-
Japanese yen	569	-	-	-
U.S. dollar	-	-	1,480	-
Total fair value of derivatives	$86,265	$17,918	$80,769	$40,488

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2026						2025
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	296	587	385	335	(202)	1,401	254	526	386	312	(27)	1,451
New contracts ($)	-	21	106	12	31	170	57	157	85	53	18	370
Matured, expired or settled contracts ($)	(72)	(100)	(53)	(42)	128	(139)	(32)	(60)	(41)	(38)	(11)	(182)
Notional amounts at June 30 ($)	224	508	438	305	(43)	1,432	279	623	430	327	(20)	1,639

Weighted average forward rate at June 30	1.32	1.18	1.31	126.47			1.32	1.16	1.29	122.32
Active contracts at June 30	88	115	112	97			107	122	103	91

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Exercised contracts	50	26	79	52
Realized gains (losses) on the matured, expired or settled contracts	$5	$4	$20	$13
Unrealized gains (losses) on the change in fair value of outstanding contracts	$1	$(91)	$20	$(131)

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the six months ended June 30 (in millions, except for weighted average forward rates and number of active contracts):

	2026			2025
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	200	683	883	163	432	595
New contracts ($)	100	417	517	200	290	490
Matured, expired or settled contracts ($)	(300)	(415)	(715)	(163)	(180)	(343)
Notional amounts at June 30 ($)	-	685	685	200	542	742

Weighted average forward rate at June 30	-	1.34		1.36	1.30
Active contracts at June 30	-	6		2	5

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the six months ended June 30 (in millions):

	2026					2025
	CAD	EUR	JPY	USD	Total	CAD	EUR	USD	Total
Notional amounts at January 1 ($)	-	-	-	425	425	-	-	280	280
New contracts ($)	254	418	190	725	1,587	139	57	875	1,071
Matured, expired or settled contracts ($)	(254)	(90)	-	(1,150)	(1,494)	(139)	-	(1,080)	(1,219)
Notional amounts at June 30 ($)	-	328	190	-	518	-	57	75	132

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	June 30, 2026	December 31, 2025
British pound sterling	$1,861	$1,837
Canadian dollar	$2,436	$1,793
Chinese renminbi	$251	$-

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our foreign denominated debt and accrued interest (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains (losses) on the unhedged portion	$(1)	$(49)	$(6)	$(71)

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

Index

The following tables present these changes in AOCI/L (in thousands):

Three Months Ended June 30, 2026 and 2025

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at April 1, 2026	$(1,077)	$20,903	$324,943	$175,308	$(999,574)	$(479,497)
Other comprehensive income (loss), net	(6,213)	378	(5,231)	60,215	32,631	81,780
Balance at June 30, 2026	$(7,290)	$21,281	$319,712	$235,523	$(966,943)	$(397,717)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at April 1, 2025	$(17,411)	$15,526	$327,064	$266,682	$(941,449)	$(349,588)
Other comprehensive income (loss), net	7,032	(2,720)	(31,357)	(167,297)	(221,577)	(415,919)
Balance at June 30, 2025	$(10,379)	$12,806	$295,707	$99,385	$(1,163,026)	$(765,507)

Six Months Ended June 30, 2026 and 2025

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2026	$(9,332)	$18,532	$310,320	$106,834	$(1,102,630)	$(676,276)
Other comprehensive income (loss), net	2,042	2,749	9,392	128,689	135,687	278,559
Balance at June 30, 2026	$(7,290)	$21,281	$319,712	$235,523	$(966,943)	$(397,717)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2025	$(11,659)	$12,652	$341,852	$327,897	$(790,957)	$(120,215)
Other comprehensive income (loss), net	1,280	154	(46,145)	(228,512)	(372,069)	(645,292)
Balance at June 30, 2025	$(10,379)	$12,806	$295,707	$99,385	$(1,163,026)	$(765,507)

(1)
We estimate an additional expense of $2.1 million will be reclassified to Interest Expense in the Consolidated Statements of Income over the next twelve months from June 30, 2026, due to the amortization of settled derivatives designated as cash flow hedges.

(2)
Reclassification of amounts out of AOCI/L due to the remeasurement of the unhedged portion of our foreign currency denominated debt and accrued interest is included within other comprehensive income (loss), net.

Index

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Fair Value Measurements on a Recurring Basis

At June 30, 2026 and December 31, 2025, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at June 30, 2026 and December 31, 2025, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties, certain assets we expect to sell or contribute and assets subject to impairment charges are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At June 30, 2026 and December 31, 2025, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At June 30, 2026 and December 31, 2025, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at June 30, 2026 and December 31, 2025, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$514,142	$514,142	$44,679	$44,679
Senior notes	33,939,602	31,844,252	32,887,971	30,950,062
Term loans and unsecured other	1,760,831	1,706,947	1,908,723	1,862,065
Secured mortgage	227,510	214,994	195,700	185,965
Total	$36,442,085	$34,280,335	$35,037,073	$33,042,771

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

Our management Executive Committee (“EC”) is our Chief Operating Decision Maker (“CODM”) and regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources based on our two reportable segments. At June 30, 2026, the EC consisted of the Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; Chief Development Officer; Chief Legal Officer and General Counsel; Chief Administrative Officer/Chief Human Resources Officer; Chief Energy and Sustainability Officer and Managing Director, Strategic Capital. The operating results reviewed by the EC include net operating income (“NOI”), the measure most consistent with U.S. GAAP.

NOI from the Real Estate Segment is calculated directly from the Consolidated Statements of Income as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses.

Index

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

Below we present: (i) each reportable segment’s revenues from external customers to Total Revenues; (ii) each reportable segment’s expenses to Total Expenses excluding non-segment items; (iii) each reportable segment’s net operating income from external customers, calculated as each reportable segment's revenues less segment expenses, to Operating Income and Earnings Before Income Taxes; and (iv) each reportable segment’s assets to Total Assets.

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

Index

The following reportable segment net operating income and assets are presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Real estate segment:
U.S.	$2,055,467	$1,940,600	$4,075,674	$3,854,493
Other Americas	56,629	45,913	111,946	92,236
Europe	35,557	32,966	76,004	58,393
Asia	36,180	17,228	57,120	30,111
Total real estate segment	2,183,833	2,036,707	4,320,744	4,035,233
Strategic capital segment:
U.S.	55,909	49,710	109,963	98,078
Other Americas	101,445	22,605	127,800	43,779
Europe	65,063	54,069	123,915	105,080
Asia	19,202	20,778	40,753	41,364
Total strategic capital segment	241,619	147,162	402,431	288,301

Total revenues	2,425,452	2,183,869	4,723,175	4,323,534

Expenses:
Real estate segment:
U.S. (1)	(497,515)	(464,115)	(987,540)	(935,327)
Other Americas	(13,396)	(9,855)	(25,552)	(18,182)
Europe	(23,301)	(19,894)	(41,991)	(33,427)
Asia	(16,815)	(5,805)	(26,350)	(10,699)
Total real estate segment	(551,027)	(499,669)	(1,081,433)	(997,635)
Strategic capital segment:
U.S. (1)	(54,827)	(30,508)	(93,930)	(59,041)
Other Americas	(6,338)	(6,551)	(13,113)	(9,533)
Europe	(22,942)	(18,071)	(46,297)	(35,648)
Asia	(11,483)	(9,787)	(24,139)	(21,472)
Total strategic capital segment	(95,590)	(64,917)	(177,479)	(125,694)

Total expenses	(646,617)	(564,586)	(1,258,912)	(1,123,329)

Segment net operating income:
Real estate segment:
U.S. (1)	1,557,952	1,476,485	3,088,134	2,919,166
Other Americas	43,233	36,058	86,394	74,054
Europe	12,256	13,072	34,013	24,966
Asia	19,365	11,423	30,770	19,412
Total real estate segment	1,632,806	1,537,038	3,239,311	3,037,598
Strategic capital segment:
U.S. (1)	1,082	19,202	16,033	39,037
Other Americas	95,107	16,054	114,687	34,246
Europe	42,121	35,998	77,618	69,432
Asia	7,719	10,991	16,614	19,892
Total strategic capital segment	146,029	82,245	224,952	162,607

Total segment net operating income	1,778,835	1,619,283	3,464,263	3,200,205

Non-segment items:
General and administrative expenses	(129,626)	(106,871)	(256,516)	(221,572)
Depreciation and amortization expenses	(689,518)	(657,221)	(1,421,024)	(1,309,279)
Gains on dispositions of development properties and land, net	79,196	10,477	372,179	37,928
Gains on other dispositions of investments in real estate, net	212,449	47,044	303,489	83,843
Operating income	1,251,336	912,712	2,462,391	1,791,125

Earnings from unconsolidated entities, net	147,470	107,692	240,766	175,591
Interest expense	(276,311)	(251,866)	(530,597)	(483,617)
Foreign currency, derivative and other gains (losses) and other income (expense), net	109,663	(122,829)	154,274	(154,487)
Gains (losses) on early extinguishment of debt, net	(31)	-	(1,921)	-
Earnings before income taxes	$1,232,127	$645,709	$2,324,913	$1,328,612

Index

	June 30, 2026	December 31, 2025
Segment assets:
Real estate segment:
U.S.	$78,562,432	$77,986,597
Other Americas	3,175,116	3,215,779
Europe	2,885,326	3,218,384
Asia	1,870,903	1,100,273
Total real estate segment	86,493,777	85,521,033
Strategic capital segment: (2)
U.S.	6,257	6,893
Europe	25,280	25,280
Asia	287	307
Total strategic capital segment	31,824	32,480
Total segment assets	86,525,601	85,553,513

Non-segment items:
Investments in and advances to unconsolidated entities	11,467,403	11,093,936
Assets held for sale or contribution	498,975	203,344
Cash and cash equivalents	1,765,043	1,145,647
Other assets	754,850	727,816
Total non-segment items	14,486,271	13,170,743
Total assets	$101,011,872	$98,724,256

(1)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at June 30, 2026 and December 31, 2025.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the six months ended June 30, 2026 and 2025 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $33.3 million in 2026 and $37.9 million in 2025 for both assets and liabilities.

•
We capitalized $20.7 million and $18.9 million in 2026 and 2025, respectively, of equity-based compensation expense.

•
We received $634.8 million and $29.1 million in 2026 and 2025, respectively, of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities.

•
We recognized $716.6 million in assumed debt and liabilities for future payments to third parties related to acquisitions of net investments in real estate in 2026.

•
We issued 3.5 million and 1.4 million shares in 2026 and 2025, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We received an in-kind equity distribution from an unconsolidated co-investment venture of $41.9 million in 2026.

We paid $571.7 million and $512.8 million for interest, net of amounts capitalized, during the six months ended June 30, 2026 and 2025, respectively.

We paid $130.3 million and $91.6 million for income taxes, net of refunds, during the six months ended June 30, 2026 and 2025, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of June 30, 2026, the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2026 and 2025, the related consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 29, 2026

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of June 30, 2026, the related consolidated statements of income, comprehensive income, and capital for the three-month and six-month periods ended June 30, 2026 and 2025, the related consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 29, 2026

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

Index

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

Our Global Presence

At June 30, 2026, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.3 billion square feet across the following geographies:

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

Index

Our business comprises two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

Real Estate Segment – Rental Operations

NOI [1]

$2,000
$1,500
$1,000
$500
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026

Real Estate Segment – Development

Development Stabilizations [2]

$1,200
$900
$600
$300
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
U.S.
Outside the U.S.

Strategic Capital Segment
NOI [1]

$160
$120
$80
$40
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026

(1)
NOI from the Real Estate Segment is calculated directly from the Consolidated Financial Statements as Rental Revenues and Development Management and Other Revenues less Rental Expenses and Other Expenses. NOI from the Strategic Capital Segment is calculated directly from the Consolidated Financial Statements as Strategic Capital Revenues less Strategic Capital Expenses. The second quarter of 2026 includes promote revenue net of related strategic capital expenses of $62 million.

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our reportable segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Through our global footprint, we have a diversified lease portfolio and our revenues from in-place leases are contractual with fixed or inflation-linked escalations. For the trailing twelve months ended June 30, 2026, the weighted average lease term for leases commenced in our consolidated operating portfolio was 68 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents upon lease expiration. We believe our active portfolio management, combined with the skills of our property management, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

Development. Our development business provides the opportunity to profitably build modern logistics facilities that address the evolving requirements of our customers while deepening our presence in our target markets. We are selectively expanding our development platform to include data centers in certain markets, by focusing on procuring power and securing build-to-suit lease transactions. We believe we have a competitive advantage due to: (i) the strategic locations of our buildings and land sites; (ii) the multidisciplinary expertise of our teams; (iii) the depth of our customer relationships; (iv) our ability to secure and grow access to power; (v) our procurement capabilities that enable us to secure high-demand data center equipment; and (vi) our ability to procure high demand construction materials at a lower cost. Successful development projects contribute significantly to earnings growth as they are leased, begin generating income and increase the value of our Real Estate Segment. In general, we develop properties in the U.S. to hold for the long term or to contribute to our unconsolidated co-investment ventures, and outside the U.S. primarily to contribute to these ventures.

Strategic Capital Segment

We partner with many of the world’s largest institutional investors through co-investment ventures. The business is capitalized through private and public equity, and is comprised of approximately 92% open-ended ventures, long-term ventures and three publicly traded vehicles: (i) Nippon Prologis REIT, Inc. in Japan; (ii) China AMC Prologis Logistics REIT in China; and (iii) FIBRA Prologis in Mexico. We align our interests with our partners by holding significant ownership interests in the co-investment ventures. Thirteen of the co-investment ventures are unconsolidated entities, and one is consolidated, with our ownership in the co-investment ventures ranging from 15% to 55%. This structure allows us to reduce our exposure to foreign currency fluctuations for non-U.S. investments. Management of the unconsolidated co-investment ventures comprises our Strategic Capital Segment.

This segment generates durable, long-term cash flows and generally contributes 5% to 10% of our consolidated revenues, earnings and FFO, excluding promotes. We generate strategic capital revenue from our unconsolidated co-investment ventures, principally through asset management and property management services. Revenue earned from asset management fees is primarily driven by the quarterly valuation of the real estate properties owned by the respective ventures. We earn additional revenues by providing leasing, acquisition, construction management, development and disposition services. The majority of the strategic capital revenues are

Index

generated outside the U.S. In certain ventures, we also have the ability to earn revenues through incentive fees (“promotes” or “promote revenues”) periodically during the life of a venture, upon liquidation of a venture or upon stabilization of individual venture assets, based primarily on the total return of the investments over certain financial hurdles. Promote revenue is recognized when earned, either at the end of the promote period, or for certain ventures, without a scheduled promote period, upon achieving cumulative return thresholds or upon liquidation or stabilization of individual venture assets.

FUTURE GROWTH

We believe that the quality and scale of our portfolio, our ability to add value creation through development, our strategic capital business, the depth of our customer relationships and the strength of our balance sheet are differentiators that allow us to drive growth in revenues, NOI, earnings, FFO and cash flows.

Weighted Average Net Effective Rent Change based on our ownership share [1]

120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Trailing net effective rent change

Estimated Value Creation from Consolidated Development Stabilizations (in millions)

$400
$300
$200
$100
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
U.S.
Outside the U.S.

Strategic Capital Segment Fees and Promote Revenue (in millions)

$320
$240
$160
$80
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Recurring fees
Transactional fees
Promote revenue

(1)
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

•
Rent Growth. As a result of several years of market rent increases, our in-place leases have considerable upside potential to capture higher rents and drive future organic NOI growth. This is evident in the positive rent change we have experienced in every quarter since 2013. For lease rollovers during the three months ended June 30, 2026, the increases to market on our share of the O&M portfolio resulted in increases of 36.9% in NER. Rent change has remained strong, even after moderating from peak levels, reflecting healthy demand and embedded rent growth. We estimate that our share of the remaining lease mark-to-market is approximately 17% (on an NER basis), which represents the amount by which current market rents exceed our in-place rents based on our share of the O&M portfolio at June 30, 2026. This lease mark-to-market has remained meaningfully positive reflecting the accumulated rent growth embedded in our in-place leases remaining to be realized on rollover. As a result, we expect lease renewals to drive higher rental income over the coming years even without further market rent increases.

•
Value Creation from Development. Our global development program serves as a profitable way to expand our portfolio, build scale, serve customers and create value for investors. We create these opportunities by sourcing land either through direct ownership, option strategies or Covered Land Plays ("CLPs"), which we expect to redevelop. We primarily develop in our existing markets, focusing on logistics facilities while also pursuing higher-and-better-use conversions, such as data centers. A key enabler of these conversions is our energy procurement strategy. By leveraging our scale and relationships with utilities and energy providers, we are advancing on our strategy to secure reliable access to power that enhances the value of our land portfolio and enables us to convert select logistics sites into energy-ready data center developments and capture meaningful value creation consistent with our broader redevelopment strategy. Development activity accelerated during the first half of 2026, reflecting strengthening customer demand across our markets and we expect development opportunities to continue to accelerate during the remainder of the year.

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $35.6 billion ($40.6 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to capture the value creation principally through gains realized upon contributing these properties to unconsolidated co-investment ventures, data center sales and through increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. Our co-investment ventures provide third-party capital that enables us to grow our O&M portfolio, help self-fund our development activity through the sale or contribution of newly developed assets to these vehicles and generate substantial management fees. We raise capital to support the long-term growth of these ventures while maintaining significant investments of our own. In 2026, we formed four new co-investment ventures with third-party investors: two development vehicles in the U.S., one stabilized vehicle in Europe and one acquisition vehicle in Asia. At June 30, 2026, the gross book value of the

Index

operating portfolio held by all of our unconsolidated co-investment ventures was $62.4 billion across an aggregate of 548 million square feet. We plan to continue to grow this business and increase revenues by increasing our assets under management in existing and through newly formed ventures.

•
Balance Sheet Strength. We have a long-standing strategy to build and maintain a strong, flexible balance sheet by using conservative levels of financial leverage. At June 30, 2026, the weighted average remaining term of our consolidated debt was 8 years and the weighted average interest rate was 3.3%. At June 30, 2026, we had total available liquidity of $7.6 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. Our low leverage, available liquidity and investment capacity in the co-investment ventures position us to capitalize on opportunistic value-added investments as they arise.

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

•
Staying “Ahead of What’s Next™”. We continue to invest in capabilities that support customer operations, including energy and digital infrastructure, strategic advisory, procurement, supply chain solutions and technology-enabled services. This includes investments in early and growth-stage companies that are focused on emerging technologies for the logistics sector through Prologis Ventures, our corporate venture capital group.

SUMMARY OF THE SIX MONTHS ENDED JUNE 30, 2026

Our operating results during the six months ended June 30, 2026 were strong, supported by healthy customer demand, high retention and robust leasing activity across our consolidated portfolio.

We continued to benefit from the favorable mark-to-market of our existing leases, reflecting cumulative market rent growth over the past several years. As a result, rent change on rollover and same-store growth in our O&M portfolio remained strong. We believe we remain well-positioned for long-term revenue growth, supported by the embedded rent growth in our in-place lease portfolio. At June 30, 2026, our lease mark-to-market remained meaningfully positive at approximately 17% (on an NER and our share basis), reflecting the accumulated rent growth embedded in our in-place leases remaining to be realized on rollover.

These factors contributed to occupancy in our operating portfolio of 95.4% at June 30, 2026 and rent change on leases that commenced during the six months ended June 30, 2026 of 34.2% on a net effective basis, both metrics based on our ownership share.

We completed the following significant activities in 2026, as described in the Notes to the Consolidated Financial Statements:

•
We acquired $1.9 billion of net investments in real estate, including the acquisition of our partner's interest in an unconsolidated co-investment venture in Asia.

•
We generated net proceeds of $2.0 billion and realized net gains on real estate transactions of $676 million, principally from the contribution of real estate properties and land to unconsolidated co-investment ventures in the U.S. and Europe and sales of properties to third parties in the U.S.

•
We earned promotes aggregating $83 million ($49 million net of related strategic capital expenses, which includes stock compensation amortization for promotes earned in prior periods) primarily during the second quarter of 2026 from an unconsolidated co-investment venture in the Other Americas.

•
We commenced $3.0 billion of TEI of consolidated development projects, including $2.1 billion of data center developments, reflecting continued expansion of our development platform.

•
In March 2026, we amended and restated one of our global credit facilities, maintaining its $3.0 billion borrowing capacity while extending its maturity date to 2030, with an option to extend to 2031.

•
In May 2026, we established a Canadian dollar-denominated commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes (“CPNs”) up to C$1.0 billion ($702 million at June 30, 2026). We are required to maintain available commitments under our credit facilities in an amount at least equal to the amount of the CPNs outstanding.

•
At June 30, 2026, we had total available liquidity of $7.6 billion, including available capacity on our credit facilities of $5.8 billion and unrestricted cash balances of $1.8 billion.

Index

•
We issued $2.2 billion of senior notes with a weighted average interest rate of 4.3% and weighted average maturity of 8 years (principal in millions):

	Aggregate Principal			Issuance Date Weighted Average
Issuance Date	Borrowing Currency		USD (1)	Interest Rate	Years	Maturity Dates
April		$1,250	$1,250	4.6%	8.2	June 2031 – 2036
April	C$	850	625	4.3%	8.1	May 2034
June		¥45,000	280	2.9%	7.1	December 2030 – 2041
Total			$2,155	4.3%	8.0

(1) The exchange rate used to calculate into U.S. dollars was the spot rate at the settlement date.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the six months ended June 30 (in millions):

	2026	2025
Real estate segment:
Rental revenues	$4,302	$4,013
Development management and other revenues	18	23
Rental expenses	(1,051)	(976)
Other expenses	(30)	(22)
Real Estate Segment – NOI	3,239	3,038

Strategic capital segment:
Strategic capital revenues	402	288
Strategic capital expenses	(177)	(126)
Strategic Capital Segment – NOI	225	162

General and administrative expenses	(256)	(222)
Depreciation and amortization expenses	(1,421)	(1,309)
Operating income before gains on real estate transactions, net	1,787	1,669
Gains on dispositions of development properties and land, net	372	38
Gains on other dispositions of investments in real estate, net	303	84
Operating income	$2,462	$1,791

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

Index

Below are the components of Real Estate Segment NOI for the six months ended June 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2026	2025
Rental revenues	$4,302	$4,013
Development management and other revenues	18	23
Rental expenses	(1,051)	(976)
Other expenses	(30)	(22)
Real Estate Segment – NOI	$3,239	$3,038

The $201 million change in Real Estate Segment (“RES”) NOI for the six months ended June 30 compared to the same period in 2025, was impacted by the following activities (in millions):

(1)
Significant rent change due to higher rental rates on the rollover of leases during both periods continues to be a key driver of increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2025 through June 30, 2026.

Below are key operating metrics of our consolidated operating portfolio.

Consolidated Square Feet and Occupancy at Period End
(square feet in millions)

700
600
500
400
300
100%
95%
90%
85%
80%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Square feet
Occupancy

40
30
20
10
0
120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Square feet
Net effective rent change
Trailing net effective rent change (2)

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the six months ended June 30 (dollars and square feet in millions):

	2026	2025
Starts:
Number of new development buildings started during the period	24	19
Square feet	7	7
TEI	$2,966	$1,513
Percentage of build-to-suits based on TEI	84.5%	69.6%

Stabilizations:
Number of development buildings stabilized during the period	32	19
Square feet	9	5
TEI	$1,612	$1,135
Percentage of build-to-suits based on TEI	33.4%	55.5%
Weighted average stabilized yield (1)	7.2%	6.9%
Estimated value at completion	$2,035	$1,446
Estimated weighted average margin (2)	26.2%	27.4%
Estimated value creation	$423	$311

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

At June 30, 2026, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before May 2028 with a TEI of $5.7 billion and was 43.2% leased, including $2.5 billion of TEI for data centers with power capacity of 680 megawatts. Our investment in the development portfolio was $2.7 billion at June 30, 2026.

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

Below are the components of Strategic Capital Segment NOI for the six months ended June 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2026	2025
Strategic capital revenues	$402	$288
Strategic capital expenses	(177)	(126)
Strategic Capital Segment – NOI	$225	$162

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the six months ended June 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Strategic capital revenues ($)
Recurring fees (2)	97	88	45	41	101	92	34	35	277	256
Transactional fees (3)	13	10	7	3	16	13	6	6	42	32
Promote revenue (4)	-	-	76	-	7	-	-	-	83	-
Total strategic capital revenues ($)	110	98	128	44	124	105	40	41	402	288
Strategic capital expenses ($) (4)	(94)	(59)	(13)	(10)	(46)	(36)	(24)	(21)	(177)	(126)
Strategic Capital Segment – NOI ($)	16	39	115	34	78	69	16	20	225	162

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

G&A Expenses

G&A expenses were $256 million and $222 million for the six months ended June 30, 2026 and 2025, respectively. G&A expenses increased in 2026 compared to 2025, principally due to inflationary increases and higher compensation expenses. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A expenses for the six months ended June 30 (dollars in millions):

	2026	2025
Building and land development activities	$50	$56
Operating building improvements and other	39	28
Total capitalized G&A expenses	$89	$84
Capitalized compensation and related costs as a percentage of total	18.3%	21.0%

Index

Depreciation and Amortization Expenses

We recognized depreciation and amortization expenses of $1.4 billion and $1.3 billion for the six months ended June 30, 2026 and 2025, respectively.

The depreciation and amortization expenses we recognize can be impacted by: (i) the size and timing of real estate acquisitions, dispositions and contributions; (ii) timing of when development properties are completed and placed into service; and (iii) foreign currency exchange rates and other activity.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $372 million and $38 million for the six months ended June 30, 2026 and 2025, respectively, principally from the contribution of real estate properties and land to unconsolidated co-investment ventures in the U.S. and Europe.

Gains on other dispositions of investments in real estate were $303 million and $84 million for the six months ended June 30, 2026 and 2025, respectively, principally from sales of properties to third parties in the U.S. during both years.

Historically, we have utilized the proceeds from these dispositions principally to fund our acquisition and development activities. See Note 2 to the Consolidated Financial Statements for further information on these transactions.

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

	June 30, 2026			December 31, 2025
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	3,045	674	95.3%	2,968	645	95.4%
Unconsolidated	2,431	548	95.7%	2,472	562	96.3%
Total	5,476	1,222	95.5%	5,440	1,207	95.8%

Index

Below are the key leasing metrics of our O&M operating portfolio.

70
60
50
40
30
120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Square feet
Net effective rent change
Trailing net effective rent change (2)

Turnover Costs on Leases Commenced (3)

$4.00
$3.25
$2.50
$1.75
$1.00
12%
9%
6%
3%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
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

We define our same store population for the three months ended June 30, 2026 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2025 and owned throughout the same three-month period in both 2025 and 2026. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2025) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

			Percentage
	2026	2025	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$2,177	$2,025
Rental expenses	(531)	(488)
Consolidated Property NOI	$1,646	$1,537

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(179)	(158)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	1,000	940
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(778)	(731)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,689	$1,588	6.4%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(128)	(145)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(35)	(37)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	29	28
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,555	$1,434	8.5%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at June 30, 2026 to the Property NOI for both periods, including the properties contributed during the periods. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are primarily accounted for using the equity method, of $241 million and $176 million for the six months ended June 30, 2026 and 2025, respectively.

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

Interest Expense

The following table details our net interest expense for the six months ended June 30 (dollars in millions):

	2026	2025
Gross interest expense	$551	$490
Amortization of debt discount and debt issuance costs, net	42	44
Capitalized amounts	(62)	(50)
Net interest expense	$531	$484
Weighted average effective interest rate during the period	3.3%	3.2%

Interest expense increased during the six months ended June 30, 2026, as compared to the same period in 2025, principally due to the issuance of senior notes to finance our acquisition and development activities and higher interest rates on new issuances. We issued $2.2 billion of senior notes during the six months ended June 30, 2026 and $3.4 billion during the year ended December 31, 2025, with a weighted average interest rate of 4.3% and 4.2%, respectively, at the issuance date.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $154 million in gains and $154 million in losses for the six months ended June 30, 2026 and 2025. This activity resulted principally from three types of transactions during the six months ended June 30, 2026 and 2025: (i) interest income earned on short-term investments and other income ($115 million and $26 million, respectively); (ii) realized settlement of undesignated derivatives ($20 million of gains and $13 million of gains, respectively); and (iii) unrealized changes in the fair value of undesignated derivatives and the remeasurement of the unhedged foreign debt that was designated as a nonderivative net investment hedge ($14 million of gains and $202 million of losses, respectively).

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

Index

The following table summarizes our income tax expense (benefit) for the six months ended June 30 (in millions):

	2026	2025
Current income tax expense (benefit):
Income tax expense (benefit)	$128	$63
Income tax expense (benefit) on dispositions	9	2
Total current income tax expense (benefit)	137	65

Deferred income tax expense (benefit):
Income tax expense (benefit)	19	2
Total deferred income tax expense (benefit)	19	2
Total income tax expense	$156	$67

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes we earned during the period. We had net earnings attributable to noncontrolling interests of $125 million and $98 million for the six months ended June 30, 2026 and 2025, respectively. Included in these amounts were $46 million and $29 million for the six months ended June 30, 2026 and 2025, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the six months ended June 30, 2026 and 2025, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

See Note 9 to the Consolidated Financial Statements for more information on changes in other comprehensive income and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, are similar to the changes for the six-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at June 30, 2026, 70 properties in our development portfolio were 43.2% leased with a current investment of $2.7 billion and a TEI of $5.7 billion when completed and leased, leaving $3.0 billion of estimated additional required investment);

•
development of new industrial properties that we may hold for long-term investment or subsequently contribute to unconsolidated co-investment ventures or sell to third parties, including the acquisition of land;

Index

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

•
repayment of debt and scheduled principal payments of $1.1 billion in the remainder of 2026 and $2.0 billion in 2027;

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

•
available unrestricted cash balances ($1.8 billion at June 30, 2026);

•
available capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($5.8 billion available at June 30, 2026), including our commercial paper programs; and

•
proceeds from the issuance of debt.

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

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	June 30, 2026			December 31, 2025
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,811	5.0%	3.0%	$1,844	5.3%
Canadian dollar	4.4%	2,388	6.6%	4.4%	2,005	5.7%
Euro	2.2%	11,827	32.4%	2.2%	12,302	35.1%
Japanese yen	1.4%	3,088	8.5%	1.2%	2,930	8.4%
U.S. dollar	4.2%	16,662	45.7%	4.1%	15,386	43.9%
Other	3.8%	666	1.8%	3.8%	570	1.6%
Total debt (1)	3.3%	$36,442	100.0%	3.2%	$35,037	100.0%

(1)
The weighted average remaining term for total debt outstanding at June 30, 2026 and December 31, 2025 was 8 and 9 years, respectively.

Index

At June 30, 2026, our credit ratings were A from Standard and Poor's and A2 from Moody's, both with stable outlooks. These ratings support our ability to access capital at favorable interest rates. Adverse changes to our credit ratings could negatively affect our business and our future growth, particularly our refinancing and capital markets activities, our ability to manage debt maturities and our development and acquisition plans. A securities rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time by the issuing agency.

At June 30, 2026, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants, such as maintaining debt service coverage, leverage and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at June 30, 2026 (dollars in millions):

	Equity Commitments (1)
	Number of Ventures	Prologis	Venture Partners	Total	Expiration Date (2)
U.S.	3	$789	$983	$1,772	2029 (3)
Other Americas	1	33	131	164	2026
Asia	2	109	487	596	2034
Total	6	$931	$1,601	$2,532

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at June 30, 2026.

(2)
The expiration date represents the latest contractual date for the co-investment ventures to call equity commitments by region.

(3)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30 (in millions):

	2026	2025
Net cash provided by (used in) operating activities	$2,635	$2,402
Net cash provided by (used in) investing activities	$(1,553)	$(2,585)
Net cash provided by (used in) financing activities	$(450)	$(94)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$619	$(253)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the six months ended June 30, 2026 and 2025:

•
Real Estate Segment. We generate the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are among the drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $327 million and $368 million in 2026 and 2025, respectively.

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

Index

our co-investment ventures, which are recognized in operating activities in the period the cash is received, generally the quarter after the revenue is recognized.

•
G&A expenses and equity-based compensation awards. We incurred $256 million and $222 million of G&A expenses in 2026 and 2025, respectively. We recognized equity-based, noncash compensation expenses of $116 million and $97 million in 2026 and 2025, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $328 million and $292 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2026 and 2025, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $572 million and $513 million in 2026 and 2025, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $130 million and $92 million in 2026 and 2025, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of data centers and non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in the development of operating properties and data centers, acquisitions and capital expenditures as discussed above. Acquisition activity includes operating properties, real estate portfolios, land for future development and other real estate assets that we acquired with the intent to redevelop in the future. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the six months ended June 30, 2026 and 2025:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $241 million and $33 million in 2026 and 2025, respectively, representing our proportionate share, for the acquisition of properties, development and repayment of debt by the ventures. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $217 million and $59 million in 2026 and 2025, respectively, representing our proportionate share. Included in these amounts were distributions from venture activities, including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net payments on the settlement of net investment hedges. We made net payments of $2 million and $5 million for the settlement of net investment hedges in 2026 and 2025, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

•
Proceeds from maturity of short-term investments. We received €151 million ($176 million) of cash upon the maturity of a short-term money market during the six months ended June 30, 2026, which had an original maturity of four months.

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

Index

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the six months ended June 30 (in millions):

	2026	2025
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$118	$72
Secured mortgage debt	87	-
Senior notes	584	-
Term loans	197	-
Total	$986	$72

Proceeds from the issuance of debt
Secured mortgage debt	$72	$2
Senior notes	2,136	1,759
Term loans	105	17
Total	$2,313	$1,778

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $10.7 billion at June 30, 2026. These ventures had total third-party debt of $19.7 billion at June 30, 2026 with a weighted average remaining term of 6 years and weighted average interest rate of 3.5%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 29.9% at June 30, 2026 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At June 30, 2026, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

Outstanding Common Shares and Units Eligible for Dividends and Distributions

At June 30, 2026, the total outstanding shares of the Parent's common stock and common limited partnership units in the OP eligible for dividends and distributions were as follows (in thousands):

Shares/Units
Common shares outstanding	933,006
Common limited partnership units outstanding	18,944
Total outstanding common shares and units eligible for dividends and distributions	951,950

We paid quarterly cash dividends of $1.07 and $1.01 per common share in each of the first two quarters of 2026 and 2025, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend.

Preferred Stock Dividends

At June 30, 2026, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Index

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

•
gains or losses from the early extinguishment of debt and redemption and repurchase of preferred stock; and

•
third-party costs associated with the successful formation of new ventures.

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

We compensate for the limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete Consolidated Financial Statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our modified FFO measures from consolidated net earnings attributable to common stockholders computed under GAAP for the six months ended June 30 as follows (in millions):

	2026	2025
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$2,041	$1,161

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	1,369	1,271
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(302)	(83)
Adjustments related to noncontrolling interests	(24)	(36)
Our proportionate share of adjustments related to unconsolidated entities	284	285
NAREIT defined FFO attributable to common stockholders/unitholders	$3,368	$2,598

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	(20)	193
Deferred income tax expense (benefit)	19	2
Adjustments related to noncontrolling interests	1	-
Our proportionate share of adjustments related to unconsolidated entities	(6)	(2)
FFO, as modified by Prologis attributable to common stockholders/unitholders	$3,362	$2,791

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(372)	(38)
Current income tax expense (benefit) on dispositions	8	1
Losses (gains) on early extinguishment of debt, net	2	-
Venture formation costs	6	-
Adjustments related to noncontrolling interests	-	3
Our proportionate share of adjustments related to unconsolidated entities	(6)	(5)
Core FFO attributable to common stockholders/unitholders	$3,000	$2,752

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at June 30, 2026. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange

Index

rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily mitigate this risk by borrowing in the currencies where we invest, creating a natural hedge. In addition, we use derivative financial instruments, such as foreign currency contracts designated as net investment hedges, which offset translation adjustments on the net assets of our foreign investments. At June 30, 2026, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

For the six months ended June 30, 2026, $410 million or 8.7% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At June 30, 2026, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.4 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $143 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At June 30, 2026, $35.7 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At June 30, 2026, $1.3 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at June 30, 2026 (dollars in millions):

	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$549	$2,015	$2,596	$3,365	$27,197	$35,722	$33,027
Weighted average interest rate (1)	2.6%	2.2%	3.2%	2.7%	3.5%	3.3%

Variable rate debt
Credit facilities	$514	$-	$-	$-	$-	$514	$514
Secured mortgage debt	8	25	13	9	2	57	57
Term loans	-	-	100	7	576	683	682
Total variable rate debt	$522	$25	$113	$16	$578	$1,254	$1,253

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

At June 30, 2026, the weighted average effective interest rate on our variable rate debt was 2.9%, which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at June 30, 2026. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $4 million, which equates to a change in interest rates of 29 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), at June 30, 2026. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Index

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, we continued the implementation of a new financial system to further automate our global close and consolidation processes and the related controls. There have been no other changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act at June 30, 2026. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, we continued the implementation of a new financial system to further automate our global close and consolidation processes and related controls. There have been no other changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At June 30, 2026, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2026, we issued 0.6 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. pursuant to the terms of the limited partnership agreement of Prologis, L.P. These issuances were made in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

On June 3, 2026, Daniel S. Letter, our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on December 30, 2025, for the sale of up to 60,000 shares of Prologis, Inc. common stock through March 31, 2027. No other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408 of Regulation S-K under the Exchange Act) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarterly period ended June 30, 2026.

Index

Possible Combination of SEGRO and Prologis

On July 22, 2026, the Company announced its Best and Final Proposal (the “Proposal”) to acquire the entire issued and to be issued share capital of SEGRO plc (“SEGRO”). The Proposal consisted of 0.0920 shares of Prologis common stock for each SEGRO share and a partial cash alternative of up to approximately £3.5 billion, representing 25% of the total consideration at a fixed price of 1,031.7 pence per SEGRO share, subject to a pro-rata scale-back. Later that day, the Board of SEGRO announced that it had unanimously concluded that the financial terms of the Company’s Proposal “are at a level that it would be minded to recommend to SEGRO shareholders” should a firm intention to make an offer be announced by the Company on such financial terms, subject to satisfactory completion of confirmatory due diligence by the Company, and agreement on all other terms and conditions of the offer and definitive transaction documentation. The Board of SEGRO also announced that it had requested, and the Takeover Panel had consented to, an extension to the date by which the Company is required either to announce a firm intention to make an offer for SEGRO or to announce that it does not intend to make an offer, to no later than 5.00 pm BST on August 12, 2026. There can be no certainty that an offer for SEGRO will be made.

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

4.1	Form of Officers’ Certificate related to the 4.250% Notes due 2031 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed April 23, 2026).

4.2	Form of 4.250% Notes due 2031 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed April 23, 2026).

4.3	Form of Officers’ Certificate related to the 4.900% Notes due 2036 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed April 23, 2026).

4.4	Form of 4.900% Notes due 2036 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed April 23, 2026).

4.5	Form of Officers’ Certificate related to the 4.250% Notes due 2034 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed April 27, 2026).

4.6	Form of 4.250% Notes due 2034 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed April 27, 2026).

4.7	Form of Officers' Certificate related to the 2.527% Notes due 2030 (incorporated by reference to Exhibit 4.1 to Prologis' Current Report on Form 8-K filed on June 11, 2026).

4.8	Form of 2.527% Notes due 2030 (incorporated by reference to Exhibit 4.2 to Prologis' Current Report on Form 8-K filed on June 11, 2026).

4.9	Form of Officers' Certificate related to the 3.389% Notes due 2035 (incorporated by reference to Exhibit 4.3 to Prologis' Current Report on Form 8-K filed on June 11, 2026).

4.10	Form of 3.389% Notes due 2035 (incorporated by reference to Exhibit 4.4 to Prologis' Current Report on Form 8-K filed on June 11, 2026).

4.11	Form of Officers' Certificate related to the 3.905% Notes due 2041 (incorporated by reference to Exhibit 4.5 to Prologis' Current Report on Form 8-K filed on June 11, 2026).

4.12	Form of 3.905% Notes due 2041 (incorporated by reference to Exhibit 4.6 to Prologis' Current Report on Form 8-K filed on June 11, 2026).

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

Index

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: July 29, 2026