Form 10-Q
period 2026-09-30
Prologis, Inc.; Prologis, L.P.
filed 2026-10-28
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Prologis, Inc.’s common stock outstanding at October 26, 2026, was approximately 950,513,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026, of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “Parent” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” or the “OP” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and the OP collectively.

The Parent is a real estate investment trust (a “REIT”) and the general partner of the OP. At September 30, 2026, the Parent owned a 98.03% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 1.97% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent.

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

PROLOGIS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2026	December 31, 2025
ASSETS
Investments in real estate properties	$98,759,850	$95,129,356
Less accumulated depreciation	16,359,720	14,729,149
Net investments in real estate properties	82,400,130	80,400,207
Investments in and advances to unconsolidated entities	11,505,548	11,093,936
Assets held for sale or contribution	545,788	203,344
Net investments in real estate	94,451,466	91,697,487

Cash and cash equivalents	2,273,497	1,145,647
Other assets	7,169,743	5,881,122
Total assets	$103,894,706	$98,724,256

LIABILITIES AND EQUITY
Liabilities:
Debt	$36,832,482	$35,037,073
Accounts payable and accrued expenses	2,791,737	1,963,645
Other liabilities	3,928,856	3,969,530
Total liabilities	43,553,075	40,970,248

Equity:
Prologis, Inc. stockholders’ equity:
Series Q preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 1,279 shares issued and outstanding and 100,000 authorized at September 30, 2026 and December 31, 2025	63,948	63,948
Common stock; $0.01 par value; 950,396 and 929,153 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	9,504	9,292
Additional paid-in capital	57,311,841	54,698,641
Accumulated other comprehensive loss	(412,673)	(676,276)
Distributions in excess of net earnings	(1,063,586)	(902,427)
Total Prologis, Inc. stockholders’ equity	55,909,034	53,193,178
Noncontrolling interests	4,432,597	4,560,830
Total equity	60,341,631	57,754,008
Total liabilities and equity	$103,894,706	$98,724,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Rental	$2,205,269	$2,054,200	$6,507,427	$6,066,797
Strategic capital	164,326	150,351	566,757	438,652
Development management and other	17,923	9,330	36,509	31,966
Total revenues	2,387,518	2,213,881	7,110,693	6,537,415
Expenses:
Rental	511,715	484,635	1,562,859	1,460,915
Strategic capital	84,202	69,270	261,681	194,964
General and administrative	127,597	110,662	384,113	332,234
Depreciation and amortization	710,300	647,999	2,131,324	1,957,278
Other	16,957	8,724	47,246	30,079
Total expenses	1,450,771	1,321,290	4,387,223	3,975,470

Operating income before gains on real estate transactions, net	936,747	892,591	2,723,470	2,561,945
Gains on dispositions of development properties and land, net	51,538	15,435	423,717	53,363
Gains on other dispositions of investments in real estate, net	56,435	32,235	359,924	116,078
Operating income	1,044,720	940,261	3,507,111	2,731,386

Other income (expense):
Earnings from unconsolidated entities, net	155,417	92,827	396,183	268,418
Interest expense	(286,955)	(258,274)	(817,552)	(741,891)
Foreign currency, derivative and other gains (losses) and other income (expense), net	64,535	100,981	218,809	(53,506)
Gains (losses) on early extinguishment of debt, net	144	-	(1,777)	-
Total other income (expense)	(66,859)	(64,466)	(204,337)	(526,979)
Earnings before income taxes	977,861	875,795	3,302,774	2,204,407
Income tax expense	(97,959)	(54,535)	(254,103)	(121,323)
Consolidated net earnings	879,902	821,260	3,048,671	2,083,084
Less net earnings attributable to noncontrolling interests	62,799	56,994	187,401	154,636
Net earnings attributable to controlling interests	817,103	764,266	2,861,270	1,928,448
Less preferred stock dividends	1,369	1,369	4,216	4,326
Net earnings attributable to common stockholders	$815,734	$762,897	$2,857,054	$1,924,122

Weighted average common shares outstanding – Basic	944,132	928,851	936,252	928,186
Weighted average common shares outstanding – Diluted	968,511	956,603	961,350	955,824

Net earnings per share attributable to common stockholders – Basic	$0.86	$0.82	$3.05	$2.07

Net earnings per share attributable to common stockholders – Diluted	$0.86	$0.82	$3.04	$2.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Consolidated net earnings	$879,902	$821,260	$3,048,671	$2,083,084
Other comprehensive income:
Foreign currency translation gains (losses), net	(35,542)	26,432	243,615	(633,211)
Unrealized gains (losses) on derivative contracts, net	20,727	3,666	25,615	5,135
Comprehensive income	865,087	851,358	3,317,901	1,455,008
Net earnings attributable to noncontrolling interests	(62,799)	(56,994)	(187,401)	(154,636)
Other comprehensive loss (income) attributable to noncontrolling interests	(141)	(691)	(5,627)	12,191
Comprehensive income attributable to common stockholders	$802,147	$793,673	$3,124,873	$1,312,563

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

Three Months Ended September 30, 2026 and 2025

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2026	$63,948	933,006	$9,330	$54,910,659	$(397,717)	$(860,498)	$4,393,793	$58,119,515
Consolidated net earnings	-	-	-	-	-	817,103	62,799	879,902
Effect of equity compensation plans	-	72	1	13,941	-	-	39,506	53,448
Issuance of stock in equity offering, net of issuance costs	-	17,250	172	2,392,584	-	-	-	2,392,756
Capital contributions	-	-	-	-	-	-	22,130	22,130
Purchase of noncontrolling interests	-	-	-	3,679	-	-	(15,342)	(11,663)
Redemption of noncontrolling interests	-	68	1	4,024	-	-	(13,137)	(9,112)
Foreign currency translation gains (losses), net	-	-	-	-	(35,289)	-	(253)	(35,542)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	20,333	-	394	20,727
Reallocation of equity	-	-	-	(13,026)	-	-	13,026	-
Dividends ($1.07 per common share) and other distributions	-	-	-	(20)	-	(1,020,191)	(70,319)	(1,090,530)
Balance at September 30, 2026	$63,948	950,396	$9,504	$57,311,841	$(412,673)	$(1,063,586)	$4,432,597	$60,341,631

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at July 1, 2025	$63,948	928,037	$9,280	$54,604,092	$(765,507)	$(1,183,239)	$4,578,240	$57,306,814
Consolidated net earnings	-	-	-	-	-	764,266	56,994	821,260
Effect of equity compensation plans	-	67	1	15,572	-	-	31,105	46,678
Capital contributions	-	-	-	-	-	-	32,743	32,743
Purchase of noncontrolling interests	-	-	-	(421)	-	-	-	(421)
Redemption of noncontrolling interests	-	560	6	31,696	-	-	(33,308)	(1,606)
Foreign currency translation gains (losses), net	-	-	-	-	25,825	-	607	26,432
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	3,582	-	84	3,666
Reallocation of equity	-	-	-	7,704	-	-	(7,704)	-
Dividends ($1.01 per common share) and other distributions	-	-	-	-	-	(941,264)	(82,193)	(1,023,457)
Balance at September 30, 2025	$63,948	928,664	$9,287	$54,658,643	$(736,100)	$(1,360,237)	$4,576,568	$57,212,109

Nine Months Ended September 30, 2026 and 2025

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2026	$63,948	929,153	$9,292	$54,698,641	$(676,276)	$(902,427)	$4,560,830	$57,754,008
Consolidated net earnings	-	-	-	-	-	2,861,270	187,401	3,048,671
Effect of equity compensation plans	-	444	5	39,806	-	-	131,995	171,806
Issuance of stock in equity offering, net of issuance costs	-	17,250	172	2,392,584	-	-	-	2,392,756
Capital contributions	-	-	-	-	-	-	42,629	42,629
Purchase of noncontrolling interests	-	-	-	7,432	-	-	(27,147)	(19,715)
Redemption of noncontrolling interests	-	3,549	35	203,673	-	-	(278,375)	(74,667)
Foreign currency translation gains (losses), net	-	-	-	-	238,479	-	5,136	243,615
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	25,124	-	491	25,615
Reallocation of equity	-	-	-	(30,353)	-	-	30,353	-
Dividends ($3.21 per common share) and other distributions	-	-	-	58	-	(3,022,429)	(220,716)	(3,243,087)
Balance at September 30, 2026	$63,948	950,396	$9,504	$57,311,841	$(412,673)	$(1,063,586)	$4,432,597	$60,341,631

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at January 1, 2025	$63,948	926,283	$9,263	$54,464,055	$(120,215)	$(465,913)	$4,665,632	$58,616,770
Consolidated net earnings	-	-	-	-	-	1,928,448	154,636	2,083,084
Effect of equity compensation plans	-	405	4	66,151	-	-	87,508	153,663
Capital contributions	-	-	-	-	-	-	59,216	59,216
Purchase of noncontrolling interests	-	-	-	(1,677)	-	-	(11,984)	(13,661)
Redemption of noncontrolling interests	-	1,976	20	113,883	-	-	(120,216)	(6,313)
Foreign currency translation gains (losses), net	-	-	-	-	(620,902)	-	(12,309)	(633,211)
Unrealized gains (losses) on derivative contracts, net	-	-	-	-	5,017	-	118	5,135
Reallocation of equity	-	-	-	15,282	-	-	(15,282)	-
Dividends ($3.03 per common share) and other distributions	-	-	-	949	-	(2,822,772)	(230,751)	(3,052,574)
Balance at September 30, 2025	$63,948	928,664	$9,287	$54,658,643	$(736,100)	$(1,360,237)	$4,576,568	$57,212,109

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Consolidated net earnings	$3,048,671	$2,083,084
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(501,708)	(530,691)
Equity-based compensation awards	165,744	141,654
Depreciation and amortization	2,131,324	1,957,278
Earnings from unconsolidated entities, net	(396,183)	(268,418)
Operating distributions from unconsolidated entities	529,846	454,682
Decrease (increase) in operating receivables from unconsolidated entities	(54,659)	8,166
Amortization of debt discounts and debt issuance costs, net	63,237	64,450
Gains on dispositions of development properties and land, net	(423,717)	(53,363)
Gains on other dispositions of investments in real estate, net	(359,924)	(116,078)
Unrealized foreign currency and derivative losses (gains), net	(6,388)	155,348
Losses (gains) on early extinguishment of debt, net	1,777	-
Deferred income tax expense (benefit)	57,839	(2,948)
Decrease (increase) in other assets	(130,156)	(127,522)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	267,206	84,556
Net cash provided by (used in) operating activities	4,392,909	3,850,198
Investing activities:
Real estate development	(2,385,518)	(1,958,714)
Real estate acquisitions	(1,626,921)	(1,246,417)
Tenant improvements and lease commissions on previously leased space	(435,258)	(413,577)
Property improvements	(195,773)	(212,536)
Proceeds from dispositions and contributions of real estate	1,531,872	340,944
Investments in and advances to unconsolidated entities	(383,123)	(50,657)
Return of investment from unconsolidated entities	305,659	76,156
Proceeds from the settlement of net investment hedges	5,091	4,852
Payments on the settlement of net investment hedges	(7,719)	(18,908)
Purchase of short-term investments	(1,000,000)	(176,715)
Proceeds from maturity of short-term investments	176,485	-
Net cash provided by (used in) investing activities	(4,015,205)	(3,655,572)
Financing activities:
Proceeds from issuance of common stock	2,411,446	-
Dividends paid on common and preferred stock	(3,022,429)	(2,822,772)
Noncontrolling interests contributions	42,629	59,216
Noncontrolling interests distributions	(222,336)	(230,751)
Settlement of noncontrolling interests	(78,369)	(19,974)
Tax paid with shares withheld	(25,152)	(18,757)
Debt and equity issuance costs paid	(57,490)	(30,706)
Net proceeds from (payments on) credit facilities and commercial paper	749,338	(27,937)
Repurchase of and payments on debt	(1,368,921)	(209,068)
Proceeds from the issuance of debt	2,328,951	2,955,412
Net cash provided by (used in) financing activities	757,667	(345,337)

Effect of foreign currency exchange rate changes on cash	(7,521)	18,142
Net increase (decrease) in cash and cash equivalents	1,127,850	(132,569)
Cash and cash equivalents, beginning of period	1,145,647	1,318,591
Cash and cash equivalents, end of period	$2,273,497	$1,186,022

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2026	December 31, 2025
ASSETS
Investments in real estate properties	$98,759,850	$95,129,356
Less accumulated depreciation	16,359,720	14,729,149
Net investments in real estate properties	82,400,130	80,400,207
Investments in and advances to unconsolidated entities	11,505,548	11,093,936
Assets held for sale or contribution	545,788	203,344
Net investments in real estate	94,451,466	91,697,487

Cash and cash equivalents	2,273,497	1,145,647
Other assets	7,169,743	5,881,122
Total assets	$103,894,706	$98,724,256

LIABILITIES AND CAPITAL
Liabilities:
Debt	$36,832,482	$35,037,073
Accounts payable and accrued expenses	2,791,737	1,963,645
Other liabilities	3,928,856	3,969,530
Total liabilities	43,553,075	40,970,248

Capital:
Partners’ capital:
General partner – preferred	63,948	63,948
General partner – common	55,845,086	53,129,230
Limited partners – common	1,120,473	1,244,117
Total partners’ capital	57,029,507	54,437,295
Noncontrolling interests	3,312,124	3,316,713
Total capital	60,341,631	57,754,008
Total liabilities and capital	$103,894,706	$98,724,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Rental	$2,205,269	$2,054,200	$6,507,427	$6,066,797
Strategic capital	164,326	150,351	566,757	438,652
Development management and other	17,923	9,330	36,509	31,966
Total revenues	2,387,518	2,213,881	7,110,693	6,537,415
Expenses:
Rental	511,715	484,635	1,562,859	1,460,915
Strategic capital	84,202	69,270	261,681	194,964
General and administrative	127,597	110,662	384,113	332,234
Depreciation and amortization	710,300	647,999	2,131,324	1,957,278
Other	16,957	8,724	47,246	30,079
Total expenses	1,450,771	1,321,290	4,387,223	3,975,470

Operating income before gains on real estate transactions, net	936,747	892,591	2,723,470	2,561,945
Gains on dispositions of development properties and land, net	51,538	15,435	423,717	53,363
Gains on other dispositions of investments in real estate, net	56,435	32,235	359,924	116,078
Operating income	1,044,720	940,261	3,507,111	2,731,386

Other income (expense):
Earnings from unconsolidated entities, net	155,417	92,827	396,183	268,418
Interest expense	(286,955)	(258,274)	(817,552)	(741,891)
Foreign currency, derivative and other gains (losses) and other income (expense), net	64,535	100,981	218,809	(53,506)
Gains (losses) on early extinguishment of debt, net	144	-	(1,777)	-
Total other income (expense)	(66,859)	(64,466)	(204,337)	(526,979)
Earnings before income taxes	977,861	875,795	3,302,774	2,204,407
Income tax expense	(97,959)	(54,535)	(254,103)	(121,323)
Consolidated net earnings	879,902	821,260	3,048,671	2,083,084
Less net earnings attributable to noncontrolling interests	46,191	38,329	125,231	107,044
Net earnings attributable to controlling interests	833,711	782,931	2,923,440	1,976,040
Less preferred unit distributions	1,369	1,369	4,216	4,326
Net earnings attributable to common unitholders	$832,342	$781,562	$2,919,224	$1,971,714

Weighted average common units outstanding – Basic	963,651	951,116	956,622	946,726
Weighted average common units outstanding – Diluted	968,511	956,603	961,350	955,824

Net earnings per unit attributable to common unitholders – Basic	$0.86	$0.82	$3.05	$2.07

Net earnings per unit attributable to common unitholders – Diluted	$0.86	$0.82	$3.04	$2.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Consolidated net earnings	$879,902	$821,260	$3,048,671	$2,083,084
Other comprehensive income:
Foreign currency translation gains (losses), net	(35,542)	26,432	243,615	(633,211)
Unrealized gains (losses) on derivative contracts, net	20,727	3,666	25,615	5,135
Comprehensive income	865,087	851,358	3,317,901	1,455,008
Net earnings attributable to noncontrolling interests	(46,191)	(38,329)	(125,231)	(107,044)
Other comprehensive loss (income) attributable to noncontrolling interests	(472)	198	(326)	(2,437)
Comprehensive income attributable to common unitholders	$818,424	$813,227	$3,192,344	$1,345,527

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Unaudited)

(In thousands, except per unit amounts)

Three Months Ended September 30, 2026 and 2025

	General Partner				Limited Partners				Non-
	Preferred		Common		Common				controlling	Total
	Units	Amount	Units	Amount	Units		Amount		Interests	Capital
Balance at July 1, 2026	1,279	$63,948	933,006	$53,661,774		18,944	$	1,089,526	$3,304,267	$58,119,515
Consolidated net earnings	-	-	-	817,103		-		16,608	46,191	879,902
Effect of equity compensation plans	-	-	72	13,942		256		39,506	-	53,448
Issuance of units in exchange for contribution of equity offering proceeds	-	-	17,250	2,392,756		-		-	-	2,392,756
Capital contributions	-	-	-	-		-		-	22,130	22,130
Purchase of noncontrolling interests	-	-	-	3,679		-		-	(15,342)	(11,663)
Redemption of limited partnership units	-	-	68	4,025		(132)		(13,137)	-	(9,112)
Foreign currency translation gains (losses), net	-	-	-	(35,289)		-		(725)	472	(35,542)
Unrealized gains (losses) on derivative contracts, net	-	-	-	20,333		-		394	-	20,727
Reallocation of capital	-	-	-	(13,026)		-		13,026	-	-
Distributions ($1.07 per common unit) and other	-	-	-	(1,020,211)		-		(24,725)	(45,594)	(1,090,530)
Balance at September 30, 2026	1,279	$63,948	950,396	$55,845,086		19,068		$1,120,473	$3,312,124	$60,341,631

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at July 1, 2025	1,279	$63,948	928,037	$52,664,626	16,524	$937,698	5,941	$328,656	$3,311,886	$57,306,814
Consolidated net earnings	-	-	-	764,266	-	17,601	-	1,064	38,329	821,260
Effect of equity compensation plans	-	-	67	15,573	314	31,105	-	-	-	46,678
Capital contributions	-	-	-	-	-	-	-	-	32,743	32,743
Purchase of noncontrolling interests	-	-	-	(421)	-	-	-	-	-	(421)
Redemption of limited partnership units	-	-	560	31,702	5,198	293,556	(5,923)	(326,864)	-	(1,606)
Foreign currency translation gains (losses), net	-	-	-	25,825	-	(3,219)	-	4,024	(198)	26,432
Unrealized gains (losses) on derivative contracts, net	-	-	-	3,582	-	93	-	(9)	-	3,666
Reallocation of capital	-	-	-	7,704	-	(1,813)	-	(5,891)	-	-
Distributions ($1.01 per common unit) and other	-	-	-	(941,264)	-	(27,526)	-	(11)	(54,656)	(1,023,457)
Balance at September 30, 2025	1,279	$63,948	928,664	$52,571,593	22,036	$1,247,495	18	$969	$3,328,104	$57,212,109

Nine Months Ended September 30, 2026 and 2025

	General Partner				Limited Partners				Non-
	Preferred		Common		Common				controlling	Total
	Units	Amount	Units	Amount	Units		Amount		Interests	Capital
Balance at January 1, 2026	1,279	$63,948	929,153	$53,129,230		21,758	$	1,244,117	$3,316,713	$57,754,008
Consolidated net earnings	-	-	-	2,861,270		-		62,170	125,231	3,048,671
Effect of equity compensation plans	-	-	444	39,811		1,399		131,995	-	171,806
Issuance of units in exchange for contribution of equity offering proceeds	-	-	17,250	2,392,756		-		-	-	2,392,756
Capital contributions	-	-	-	-		-		-	42,629	42,629
Purchase of noncontrolling interests	-	-	-	7,432		-		-	(27,147)	(19,715)
Redemption of limited partnership units	-	-	3,549	203,708		(4,089)		(278,375)	-	(74,667)
Foreign currency translation gains (losses), net	-	-	-	238,479		-		4,810	326	243,615
Unrealized gains (losses) on derivative contracts, net	-	-	-	25,124		-		491	-	25,615
Reallocation of capital	-	-	-	(30,353)		-		30,353	-	-
Distributions ($3.21 per common unit) and other	-	-	-	(3,022,371)		-		(75,088)	(145,628)	(3,243,087)
Balance at September 30, 2026	1,279	$63,948	950,396	$55,845,086		19,068		$1,120,473	$3,312,124	$60,341,631

	General Partner				Limited Partners				Non-
	Preferred		Common		Common		Class A Common		controlling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Capital
Balance at January 1, 2025	1,279	$63,948	926,283	$53,887,190	15,699	$913,227	7,650	$429,358	$3,323,047	$58,616,770
Consolidated net earnings	-	-	-	1,928,448	-	38,434	-	9,158	107,044	2,083,084
Effect of equity compensation plans	-	-	405	66,155	896	87,508	-	-	-	153,663
Capital contributions	-	-	-	-	-	-	-	-	59,216	59,216
Purchase of noncontrolling interests	-	-	-	(1,677)	-	-	-	-	(11,984)	(13,661)
Redemption of noncontrolling interests	-	-	-	757	-	-	-	-	(757)	-
Redemption of limited partnership units	-	-	1,976	113,146	5,441	302,893	(7,632)	(422,352)	-	(6,313)
Foreign currency translation gains (losses), net	-	-	-	(620,902)	-	(14,734)	-	(12)	2,437	(633,211)
Unrealized gains (losses) on derivative contracts, net	-	-	-	5,017	-	118	-	-	-	5,135
Reallocation of capital	-	-	-	15,282	-	(8,898)	-	(6,384)	-	-
Distributions ($3.03 per common unit) and other	-	-	-	(2,821,823)	-	(71,053)	-	(8,799)	(150,899)	(3,052,574)
Balance at September 30, 2025	1,279	$63,948	928,664	$52,571,593	22,036	$1,247,495	18	$969	$3,328,104	$57,212,109

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Consolidated net earnings	$3,048,671	$2,083,084
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Straight-lined rents and amortization of above and below market leases	(501,708)	(530,691)
Equity-based compensation awards	165,744	141,654
Depreciation and amortization	2,131,324	1,957,278
Earnings from unconsolidated entities, net	(396,183)	(268,418)
Operating distributions from unconsolidated entities	529,846	454,682
Decrease (increase) in operating receivables from unconsolidated entities	(54,659)	8,166
Amortization of debt discounts and debt issuance costs, net	63,237	64,450
Gains on dispositions of development properties and land, net	(423,717)	(53,363)
Gains on other dispositions of investments in real estate, net	(359,924)	(116,078)
Unrealized foreign currency and derivative losses (gains), net	(6,388)	155,348
Losses (gains) on early extinguishment of debt, net	1,777	-
Deferred income tax expense (benefit)	57,839	(2,948)
Decrease (increase) in other assets	(130,156)	(127,522)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	267,206	84,556
Net cash provided by (used in) operating activities	4,392,909	3,850,198
Investing activities:
Real estate development	(2,385,518)	(1,958,714)
Real estate acquisitions	(1,626,921)	(1,246,417)
Tenant improvements and lease commissions on previously leased space	(435,258)	(413,577)
Property improvements	(195,773)	(212,536)
Proceeds from dispositions and contributions of real estate	1,531,872	340,944
Investments in and advances to unconsolidated entities	(383,123)	(50,657)
Return of investment from unconsolidated entities	305,659	76,156
Proceeds from the settlement of net investment hedges	5,091	4,852
Payments on the settlement of net investment hedges	(7,719)	(18,908)
Purchase of short-term investments	(1,000,000)	(176,715)
Proceeds from maturity of short-term investments	176,485	-
Net cash provided by (used in) investing activities	(4,015,205)	(3,655,572)
Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from Prologis, Inc.	2,411,446	-
Distributions paid on common and preferred units	(3,097,517)	(2,902,624)
Noncontrolling interests contributions	42,629	59,216
Noncontrolling interests distributions	(147,248)	(150,899)
Settlement of noncontrolling interests	(3,702)	(13,661)
Redemption of common limited partnership units	(74,667)	(6,313)
Tax paid with shares of the Parent withheld	(25,152)	(18,757)
Debt and equity issuance costs paid	(57,490)	(30,706)
Net proceeds from (payments on) credit facilities and commercial paper	749,338	(27,937)
Repurchase of and payments on debt	(1,368,921)	(209,068)
Proceeds from the issuance of debt	2,328,951	2,955,412
Net cash provided by (used in) financing activities	757,667	(345,337)

Effect of foreign currency exchange rate changes on cash	(7,521)	18,142
Net increase (decrease) in cash and cash equivalents	1,127,850	(132,569)
Cash and cash equivalents, beginning of period	1,145,647	1,318,591
Cash and cash equivalents, end of period	$2,273,497	$1,186,022

See Note 12 for information on noncash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL

Business. Prologis, Inc. (or the “Parent”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or “IRC”), and believes the current organization and method of operation will enable it to maintain its status as a REIT. The Parent is the general partner of Prologis, L.P. (or the “Operating Partnership” or “OP”). Through the OP, we are engaged in the ownership, acquisition, development and management of logistics facilities with a focus on key markets in 20 countries on four continents. We invest in real estate through wholly owned subsidiaries and other entities through which we co-invest with partners and investors ("co-investment ventures"). We maintain a significant level of ownership in these co-investment ventures, which may be consolidated or unconsolidated based on our level of control of the entity. Our current business strategy consists of two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital. Our Real Estate Segment represents the ownership, leasing and development of logistics properties. Our Strategic Capital Segment represents the management of properties owned by our unconsolidated co-investment ventures and other ventures. See Note 11 for further discussion of our reportable segments. Unless otherwise indicated, the Notes to the Consolidated Financial Statements apply to both the Parent and the OP. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the Parent and OP collectively.

For each share of preferred or common stock the Parent issues, the OP issues a corresponding preferred or common partnership unit, as applicable, to the Parent in exchange for the contribution of the proceeds from the stock issuance. At September 30, 2026, the Parent owned a 98.03% common general partnership interest in the OP and substantially all of the preferred units in the OP. The remaining 1.97% common limited partnership interests are owned by unaffiliated investors and certain current and former directors and officers of the Parent. Each partner’s percentage interest in the OP is determined based on the number of OP units held compared to total OP units outstanding at each period end and is used as the basis for the allocation of net income or loss to each partner. At the end of each reporting period, a capital adjustment is made in the OP to reflect the appropriate ownership interest for each of the common unitholders. These adjustments are reflected in the line items Reallocation of Equity in the Consolidated Statements of Equity of the Parent and Reallocation of Capital in the Consolidated Statements of Capital of the OP.

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

Hedge Accounting Improvements. In November 2025, the FASB issued an ASU to clarify and improve certain aspects of the hedge accounting guidance to more closely align hedge accounting with the economics of an entity's risk management activities. This

Index

standard is effective for the interim period ended March 31, 2027, and interim and annual periods thereafter, on a prospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

Proposed Combination. On August 4, 2026, we entered into a definitive Co-operation Agreement with SEGRO plc (“SEGRO”) to acquire the entire issued and to be issued share capital of SEGRO (the “Acquisition”). SEGRO shareholders will receive 0.0920 shares of Prologis common stock for each SEGRO share. SEGRO shareholders may elect a partial cash alternative of up to approximately £3.5 billion, representing 25% of the total consideration based on a fixed price of 1,031.7 pence per SEGRO share, subject to a pro-rata scale-back. We will also include the SEGRO debt assumed in the total cost of the Acquisition. In connection with the Acquisition, Prologis is applying for a secondary listing of its common stock on the London Stock Exchange. The transaction was approved by SEGRO shareholders on September 28, 2026, and is subject to certain other closing conditions, including certain regulatory approvals. It is currently expected that, subject to the satisfaction or waiver of all relevant conditions, the Acquisition will be completed in the first half of 2027.

Issuance of Common Stock. On August 5, 2026, we completed an underwritten public offering of 15.0 million shares of our common stock (the “Base Offering”). On August 7, 2026, we closed on the issuance and sale of an additional 2.25 million shares of common stock in connection with the underwriters' exercise of an option to purchase the additional shares pursuant to the underwriting agreement relating to the Base Offering (collectively, the “Offering”). We received approximately $2.4 billion in net proceeds from the Offering. We invested $1.0 billion of these proceeds into short-term investments maturing between December 2026 and February 2027, which are included in Other Assets on the Consolidated Balance Sheets.

NOTE 2. REAL ESTATE

Investments in real estate properties consisted of the following (dollars and square feet in thousands):

	Square Feet		Number of Buildings
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2026	2025	2026	2025	2026	2025
Operating properties:
Buildings and improvements	682,214	647,904	3,066	2,979	$58,467,158	$56,365,572
Improved land					24,860,792	24,195,448
Development portfolio, including land costs:
Prestabilized	3,261	6,749	15	27	859,581	1,026,688
Properties under development	20,362	17,297	59	50	2,308,982	1,992,321
Land (1)					4,794,539	4,888,153
Other real estate investments (2)					7,468,798	6,661,174
Total investments in real estate properties					98,759,850	95,129,356
Less accumulated depreciation					16,359,720	14,729,149
Net investments in real estate properties					$82,400,130	$80,400,207

(1)
At September 30, 2026 and December 31, 2025, our land was comprised of 7,984 and 8,815 acres, respectively.

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

Index

Acquisitions

The following table summarizes our real estate acquisition activity (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026 (1)	2025	2026 (1)	2025
Number of operating properties	9	1	100	11
Square feet	4,941	600	34,075	3,883
Acres of land	282	38	724	486
Acquisition cost of net investments in real estate, excluding other real estate investments	$800,841	$77,360	$2,522,383	$1,012,134

Acquisition cost of other real estate investments	$59,579	$15,391	$236,956	$295,764

(1)
In April and July 2026, we acquired our partners' interests in two previously unconsolidated entities, resulting in consolidation of the underlying properties. The April acquisition related to a co-investment venture in Asia comprising 74 operating properties aggregating 23 million square feet, while the July acquisition related to an other venture in the U.S.

Dispositions

The following table summarizes our dispositions of net investments in real estate which include contributions to unconsolidated co-investment ventures and dispositions to third parties (dollars and square feet in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dispositions of development properties and land, net (1)(2)
Number of properties	3	1	18	2
Square feet	1,641	57	8,703	459
Acres of land	18	-	302	46
Net proceeds	$111,538	$49,661	$1,324,175	$150,938
Gains on dispositions of development properties and land, net	$51,538	$15,435	$423,717	$53,363

Other dispositions of investments in real estate, net
Number of properties	5	1	34	7
Square feet	402	284	5,259	1,308
Net proceeds	$69,601	$42,328	$875,530	$211,487
Gains on other dispositions of investments in real estate, net	$56,435	$32,235	$359,924	$116,078

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

Leases

We have lease right-of-use assets of $835.3 million and $671.7 million within Other Assets and lease liabilities of $658.3 million and $643.5 million within Other Liabilities, principally for land and office space leases in which we are the lessee, in the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively.

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

Index

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

The following table summarizes our investments in and advances to unconsolidated entities (in thousands):

	September 30,	December 31,
	2026	2025
Unconsolidated co-investment ventures	$10,716,099	$10,263,233
Other ventures	789,449	830,703
Total	$11,505,548	$11,093,936

Unconsolidated Co-Investment Ventures

The following table summarizes the Strategic Capital Revenues we recognized in the Consolidated Statements of Income related to our unconsolidated co-investment ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recurring fees	$137,585	$130,425	$411,946	$383,914
Transactional fees	24,150	16,577	66,053	47,096
Promote revenue	723	1,245	83,870	1,245
Total strategic capital revenues from unconsolidated co-investment ventures (1)	$162,458	$148,247	$561,869	$432,255

(1)
These amounts exclude strategic capital revenues from other ventures.

The following table summarizes the key property information, financial position and operating information of our unconsolidated co-investment ventures on a U.S. GAAP basis (not our proportionate share) and the amounts we recognized in the Consolidated Financial Statements related to these ventures (dollars and square feet in millions):

	U.S. (1)		Other Americas		Europe (1)		Asia (1)(2)		Total
At:	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Key property information:
Ventures	3	1	2	2	3	2	5	5	13	10
Operating properties	782	784	390	393	1,105	1,058	172	245	2,449	2,480
Square feet	140	139	85	86	248	238	78	101	551	564

Financial position:
Total assets ($)	15,639	14,711	7,341	7,308	26,961	26,764	8,541	9,470	58,482	58,253
Third-party debt ($)	7,469	6,386	2,513	2,429	7,140	7,101	3,374	3,758	20,496	19,674
Total liabilities ($)	8,495	7,383	2,882	2,753	10,035	9,310	3,724	4,192	25,136	23,638

Our investment balance ($) (3)	3,628	3,283	1,260	1,181	5,111	5,010	717	789	10,716	10,263
Our weighted average ownership (4)	33.9%	31.9%	32.2%	32.3%	33.3%	33.1%	15.8%	15.6%	30.8%	29.9%

	U.S. (1)		Other Americas		Europe (1)		Asia (1)(2)		Total
Operating Information:	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
For the three months ended:
Total revenues ($)	458	411	219	206	569	527	145	164	1,391	1,308
Net earnings ($)	150	102	70	41	107	89	43	46	370	278

Our earnings from unconsolidated co-investment ventures, net ($)	52	32	21	17	38	31	7	8	118	88

For the nine months ended:
Total revenues ($)	1,356	1,224	667	620	1,647	1,504	442	490	4,112	3,838
Net earnings ($)	363	304	211	172	394	258	105	100	1,073	834

Our earnings from unconsolidated co-investment ventures, net ($)	123	96	62	54	130	90	18	17	333	257

(1)
During the nine months ended September 30, 2026, we formed four new co-investment ventures with third-party investors: two development vehicles in the U.S., one stabilized vehicle in Europe and one acquisition vehicle in Asia. We contributed real estate properties, cash or a combination of both in exchange for equity ownership interests in these ventures. We account for our investment in these ventures under the equity method of accounting.

Index

(2)
During 2026, we acquired our partner's interest in an unconsolidated co-investment venture in Asia and consolidated 74 operating properties aggregating 23 million square feet.

(3)
Prologis’ investment balance is presented at our adjusted basis. The difference between our ownership interest of a venture’s equity and our investment balance at September 30, 2026 and December 31, 2025, results principally from four types of transactions: (i) deferred gains from the contribution of property to a venture prior to January 1, 2018; (ii) recording additional costs associated with our investment in the venture; (iii) receivables, principally for fees and promotes; and (iv) customer security deposits retained subsequent to property contributions to our co-investment ventures in Japan.

(4)
Represents our weighted average ownership interest in all unconsolidated co-investment ventures based on each entity’s contribution of total assets before depreciation, net of other liabilities.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

At September 30, 2026, our outstanding equity commitments were $884.0 million, primarily for our U.S. co-investment ventures. The equity commitments expire from 2026 to 2034 if they have not been previously called.

NOTE 4. ASSETS HELD FOR SALE OR CONTRIBUTION

We had investments in certain real estate properties that met the criteria to be classified as held for sale or contribution at September 30, 2026 and December 31, 2025. At the time of classification, these properties were expected to be sold to third parties, or were recently stabilized and expected to be contributed to unconsolidated co-investment ventures, in each case within twelve months. The amounts included in Assets Held for Sale or Contribution in the Consolidated Balance Sheets represented real estate investment balances and the related assets; liabilities related to properties held for sale or contribution are included in Other Liabilities.

Assets held for sale or contribution consisted of the following (dollars and square feet in thousands):

	September 30, 2026	December 31, 2025
Number of operating properties	16	10
Square feet	3,783	1,914
Total assets held for sale or contribution	$545,788	$203,344
Total liabilities associated with assets held for sale or contribution – included in Other Liabilities	$7,353	$689

Index

NOTE 5. DEBT

The following table summarizes the debt incurred by the OP or its consolidated subsidiaries (dollars in thousands):

	September 30, 2026			December 31, 2025
	Weighted Average		Amount	Weighted Average		Amount
	Interest Rate (1)	Term (Years) (2)	Outstanding (3)	Interest Rate (1)	Term (Years) (2)	Outstanding (3)
Credit facilities and commercial paper	2.6%	0.0	$785,686	0.9%	1.6	$44,679
Senior notes	3.3%	8.2	34,002,443	3.2%	8.8	32,887,971
Term loans and unsecured other	2.1%	5.8	1,821,219	1.9%	3.9	1,908,723
Secured mortgage	4.1%	5.9	223,134	4.5%	3.7	195,700
Total	3.2%	7.9	$36,832,482	3.2%	8.5	$35,037,073

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

(3)
We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	September 30, 2026			December 31, 2025
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,820,000	4.9%	3.0%	$1,843,931	5.3%
Canadian dollar	4.4%	2,443,735	6.6%	4.4%	2,004,638	5.7%
Euro	2.2%	12,017,125	32.6%	2.2%	12,302,104	35.1%
Japanese yen	1.5%	3,195,028	8.7%	1.2%	2,930,594	8.4%
U.S. dollar	4.1%	16,674,088	45.3%	4.1%	15,385,826	43.9%
Other	3.9%	682,506	1.9%	3.8%	569,980	1.6%
Total	3.2%	$36,832,482	100.0%	3.2%	$35,037,073	100.0%

Index

Credit Facilities and Commercial Paper

The following table summarizes information about our available liquidity at September 30, 2026 (in millions):

Aggregate lender commitments
Credit facilities	$6,371
Less:
Credit facility borrowings outstanding	-
Commercial paper borrowings outstanding (1)	786
Outstanding letters of credit	22
Current availability	5,563
Cash and cash equivalents	2,273
Short-term investments (2)	1,000
Total liquidity	$8,836

(1)
We are required to maintain available commitments under our credit facilities in an amount at least equal to the commercial paper borrowings outstanding.

(2)
These investments have original maturities of four to six months and mature between December 2026 and February 2027. They are included within Other Assets on the Consolidated Balance Sheets.

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

The following table summarizes our Credit Facilities at September 30, 2026 (principal in thousands):

	Aggregate Capacity
Facility	Borrowing Currency	USD (1)(2)	Maturity	Maximum Capacity (3)	Extended Maturity (3)
2025 Global Facility (4)	$3,000,000	$3,017,109	June 2029	$4,000,000	June 2030
2026 Global Facility (4)(5)	$3,000,000	$2,981,333	June 2030	$4,000,000	June 2031
Yen Credit Facility	¥58,500,000	$372,619	August 2027	¥75,000,000	August 2028
Total		$6,371,061

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at September 30, 2026.

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

(4)
We may draw on both the 2025 Global Facility and 2026 Global Facility on a revolving basis in British pounds sterling, Canadian dollars, euros, Japanese yen, Mexican pesos and U.S. dollars.

(5)
In March 2026, we amended and restated one of our existing global senior credit facilities as the 2026 Global Facility.

Index

Commercial Paper

We have commercial paper programs under which we may issue, repay and re-issue short-term unsecured commercial paper notes. The borrowings under these programs are for general corporate purposes. The maturities generally range from overnight to three months. Under customary terms in the commercial paper market, the notes are issued either at a discount to par or at par with fixed or floating interest rates. At any point in time, we are required to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of notes outstanding under these programs. The following table summarizes our commercial paper programs at September 30, 2026 (principal in thousands):

	Aggregate Capacity
Program	Borrowing Currency		USD (1)(2)
Canadian dollar (3)	C$	1,000,000	$705,061
Multicurrency (4)		€1,000,000	$1,135,500
U.S. dollar		$1,000,000	$1,000,000
Total			$2,840,561

(1)
The exchange rate used to calculate into U.S. dollars was the spot rate at September 30, 2026.

(2)
The aggregate principal amount of notes outstanding under each program in U.S. dollars cannot exceed the designated program's borrowing currency capacity, or, for our multicurrency program, the equivalent amount in other currencies.

(3)
In May 2026, we established a new Canadian dollar-denominated program.

(4)
We may issue notes denominated in British pounds sterling, euros or U.S. dollars under our multicurrency program.

Senior Notes

The following table summarizes the issuances of senior notes during the nine months ended September 30, 2026 (principal in thousands):

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

Term Loans

In August 2026, we entered into an unsecured term loan agreement (the “2026 Term Loan”), with borrowing availability subject to the closing of the SEGRO acquisition and satisfaction of certain other conditions and aggregate commitments of £3.6 billion ($4.7 billion at September 30, 2026). Borrowings under the facility may be made in British pound sterling or euros and amounts prepaid or repaid may not be re-borrowed. Sterling-denominated borrowings bear interest at Daily Floating SONIA plus a margin based on the ratings grid, while euro-denominated borrowings bear interest at EURIBOR plus a margin based on the ratings grid. Based on our current credit ratings, the applicable margin is 0.7%. The 2026 Term Loan matures one year after the closing date of the SEGRO acquisition and may be extended for two additional one-year periods, subject to payment of extension fees and certain conditions.

Index

Long-Term Debt Maturities

Scheduled principal payments due on our debt for the remainder of 2026 and for each year through the period ended December 31, 2030, and thereafter were as follows at September 30, 2026 (in thousands):

	Unsecured
	Credit Facilities and	Senior	Term Loans	Secured
Maturity	Commercial Paper	Notes	and Other	Mortgage	Total
2026 (1)	$785,686	$399,879	$3	$4,951	$1,190,519
2027 (1)	-	1,970,029	45,887	29,776	2,045,692
2028	-	2,571,753	139,793	16,458	2,728,004
2029	-	3,365,073	14,638	11,830	3,391,541
2030	-	3,031,771	31,848	5,659	3,069,278
Thereafter	-	23,180,803	1,595,151	149,503	24,925,457
Subtotal	785,686	34,519,308	1,827,320	218,177	37,350,491
Unamortized premiums (discounts), net	-	(385,117)	-	5,770	(379,347)
Unamortized debt issuance costs, net	-	(131,748)	(6,101)	(813)	(138,662)
Total	$785,686	$34,002,443	$1,821,219	$223,134	$36,832,482

(1)
We expect to repay the amounts maturing in the next twelve months with cash generated from operations, proceeds from dispositions of real estate properties, or as necessary, with additional borrowings, including drawing on our available Credit Facilities.

Financial Debt Covenants

Our Credit Facilities, senior notes and term loans outstanding at September 30, 2026 were subject to certain financial covenants under their related documents. At September 30, 2026, we were in compliance with all of our financial debt covenants.

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

Index

The following table summarizes these entities (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Total Assets		Total Liabilities
	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Prologis U.S. Logistics Venture	55.0%	55.0%	$3,071,350	$3,071,053	$6,968,770	$6,885,453	$174,423	$156,368
Other consolidated entities (1)	various	various	240,774	245,660	3,753,838	3,521,831	666,369	541,602
Prologis, L.P.			3,312,124	3,316,713	10,722,608	10,407,284	840,792	697,970
Limited partners in Prologis, L.P. (2)			1,120,473	1,244,117	-	-	-	-
Prologis, Inc.			$4,432,597	$4,560,830	$10,722,608	$10,407,284	$840,792	$697,970

(1)
Includes two partnerships that have issued limited partnership units to third parties. The limited partnership units outstanding at September 30, 2026 and December 31, 2025 were exchangeable into cash or, at our option, 0.3 million shares of the Parent’s common stock.

(2)
At September 30, 2026 and December 31, 2025, limited partnership units in the OP were exchangeable into cash or, at our option, 11.5 million and 14.9 million shares of the Parent’s common stock, respectively, and vested OP Long-Term Incentive Plan Units (“LTIP Units”) associated with our long-term compensation plans were exchangeable into 7.6 million and 6.9 million shares of the Parent’s common stock, respectively. See further discussion of LTIP Units in Note 7.

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

Index

Summary of Award Activity

PSUs

The following table summarizes the activity for PSUs for the nine months ended September 30, 2026 (units in thousands):

	PSUs
	Unearned	Weighted Average Grant Date Fair Value
Balance at January 1, 2026	1,105	$102.95
Granted	610	124.93
Earned	-	-
Forfeited	(14)	106.19
Balance at September 30, 2026	1,701	$110.80

RSUs and LTIP Units

The following table summarizes the activity for RSUs and LTIP Units for the nine months ended September 30, 2026 (units in thousands):

	RSUs		LTIP Units
	Unvested	Weighted Average Grant Date Fair Value	Unvested	Weighted Average Grant Date Fair Value
Balance at January 1, 2026	1,756	$92.80	4,706	$65.11
Granted	510	131.67	732	132.21
Conversion of earned PSUs	-	-	-	-
Vested	(605)	112.67	(1,398)	80.25
Forfeited	(45)	116.63	(39)	80.13
Balance at September 30, 2026	1,616	$96.95	4,001	$71.95

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

The computation of our basic and diluted earnings per share and unit was as follows (in thousands, except per share and unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, Inc.	2026	2025	2026	2025
Net earnings attributable to common stockholders – Basic	$815,734	$762,897	$2,857,054	$1,924,122
Net earnings attributable to exchangeable limited partnership units (1)	16,781	18,781	62,639	47,592
Adjusted net earnings attributable to common stockholders – Diluted	$832,515	$781,678	$2,919,693	$1,971,714

Weighted average common shares outstanding – Basic (2)	944,132	928,851	936,252	928,186
Incremental weighted average effect on exchange of limited partnership units (1)	19,778	22,809	20,629	22,958
Incremental weighted average effect of equity awards	4,601	4,943	4,469	4,680
Weighted average common shares outstanding – Diluted (3)	968,511	956,603	961,350	955,824

Net earnings per share attributable to common stockholders:
Basic	$0.86	$0.82	$3.05	$2.07
Diluted	$0.86	$0.82	$3.04	$2.06

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Prologis, L.P.	2026	2025	2026	2025
Net earnings attributable to common unitholders	$832,342	$781,562	$2,919,224	$1,971,714
Net earnings attributable to Class A Units	-	(1,064)	-	(9,158)
Net earnings attributable to common unitholders – Basic	832,342	780,498	2,919,224	1,962,556
Net earnings attributable to Class A Units	-	1,064	-	9,158
Net earnings attributable to exchangeable other limited partnership units	173	116	469	-
Adjusted net earnings attributable to common unitholders – Diluted	$832,515	$781,678	$2,919,693	$1,971,714

Weighted average common partnership units outstanding – Basic (2)	963,651	951,116	956,622	946,726
Incremental weighted average effect on exchange of Class A Units	-	386	-	4,418
Incremental weighted average effect on exchange of other limited partnership units	259	158	259	-
Incremental weighted average effect of equity awards of Prologis, Inc.	4,601	4,943	4,469	4,680
Weighted average common units outstanding – Diluted (3)	968,511	956,603	961,350	955,824

Net earnings per unit attributable to common unitholders:
Basic	$0.86	$0.82	$3.05	$2.07
Diluted	$0.86	$0.82	$3.04	$2.06

(1)
Earnings allocated to the exchangeable OP units not held by the Parent have been included in the numerator and exchangeable common units have been included in the denominator for the purpose of computing diluted earnings per share for all periods as the per share and unit amount is the same.

(2)
The increase in shares/units between the periods is due to an equity offering in August 2026. See Note 1 for more information.

(3)
Our total weighted average potentially dilutive shares and units outstanding consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Class A Units	-	386	-	4,418
Other limited partnership units	259	259	259	265
Equity awards	6,991	7,210	7,206	7,423
Prologis, L.P.	7,250	7,855	7,465	12,106
Common limited partnership units	19,519	22,265	20,370	18,540
Prologis, Inc.	26,769	30,120	27,835	30,646

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

Index

The following table presents the fair value of our derivative financial instruments recognized within Other Assets and Other Liabilities in the Consolidated Balance Sheets (in thousands):

	September 30, 2026		December 31, 2025
	Asset	Liability	Asset	Liability
Undesignated derivatives
Foreign currency contracts
Forwards
Brazilian real	$-	$1,037	$-	$394
British pound sterling	1,923	7,623	164	11,688
Canadian dollar	8,344	5	5,680	214
Euro	5,846	2,418	1,660	17,571
Japanese yen	44,248	-	54,147	22
Swedish krona	503	1,435	198	5,352
Options
Mexican peso	1,623	-	14,733	-

Designated derivatives
Foreign currency contracts
Net investment hedges
British pound sterling	9,247	-	841	4,279
Canadian dollar	-	-	1,866	968

Interest rate contracts
Cash flow hedges
Euro	14,600	-	-	-
Japanese yen	2,086	-	-	-
U.S. dollar	-	-	1,480	-
Total fair value of derivatives	$88,420	$12,518	$80,769	$40,488

Undesignated Derivative Financial Instruments

Foreign Currency Contracts

The following table summarizes the activity of our undesignated foreign currency contracts for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2026						2025
	CAD	EUR	GBP	JPY	Other	Total	CAD	EUR	GBP	JPY	Other	Total
Notional amounts at January 1 ($)	296	587	385	335	(202)	1,401	254	526	386	312	(27)	1,451
New contracts ($)	9	21	254	12	31	327	111	186	100	68	18	483
Matured, expired or settled contracts ($)	(85)	(132)	(81)	(62)	116	(244)	(49)	(98)	(66)	(59)	(19)	(291)
Notional amounts at September 30 ($)	220	476	558	285	(55)	1,484	316	614	420	321	(28)	1,643

Weighted average forward rate at September 30	1.33	1.18	1.31	126.65			1.33	1.16	1.29	123.15
Active contracts at September 30	88	109	130	92			120	127	108	93

The following table summarizes the undesignated derivative financial instruments exercised and associated realized and unrealized gains (losses), respectively, in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income (in millions, except for number of exercised contracts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Exercised contracts	27	31	106	83
Realized gains (losses) on the matured, expired or settled contracts	$5	$3	$25	$16
Unrealized gains (losses) on the change in fair value of outstanding contracts	$(10)	$34	$10	$(97)

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

Foreign Currency Contracts

The following table summarizes the activity of our foreign currency contracts designated as NIHs for the nine months ended September 30 (in millions, except for weighted average forward rates and number of active contracts):

	2026			2025
	CAD	GBP	Total	CAD	GBP	Total
Notional amounts at January 1 ($)	200	683	883	163	432	595
New contracts ($)	100	776	876	200	549	749
Matured, expired or settled contracts ($)	(300)	(773)	(1,073)	(163)	(305)	(468)
Notional amounts at September 30 ($)	-	686	686	200	676	876

Weighted average forward rate at September 30	-	1.35		1.36	1.33
Active contracts at September 30	-	6		2	6

Interest Rate Contracts

The following table summarizes the activity of our interest rate contracts designated as CFHs for the nine months ended September 30 (in millions):

	2026					2025
	CAD	EUR	JPY	USD	Total	CAD	EUR	USD	Total
Notional amounts at January 1 ($)	-	-	-	425	425	-	-	280	280
New contracts ($)	254	418	285	725	1,682	139	543	1,250	1,932
Matured, expired or settled contracts ($)	(254)	(90)	-	(1,150)	(1,494)	(139)	(543)	(1,155)	(1,837)
Notional amounts at September 30 ($)	-	328	285	-	613	-	-	375	375

Designated Nonderivative Financial Instruments

The following table summarizes our debt and accrued interest, designated as a hedge of our net investment in international subsidiaries at the quarter ended (in millions):

	September 30, 2026	December 31, 2025
British pound sterling	$1,871	$1,837
Canadian dollar	$2,410	$1,793
Chinese renminbi	$239	$-

The following table summarizes the unrealized gains (losses) in Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net in the Consolidated Statements of Income on the remeasurement of the unhedged portion of our foreign denominated debt and accrued interest (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains (losses) on the unhedged portion	$(4)	$2	$(10)	$(69)

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

Index

The following tables present these changes in AOCI/L (in thousands):

Three Months Ended September 30, 2026 and 2025

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at July 1, 2026	$(7,290)	$21,281	$319,712	$235,523	$(966,943)	$(397,717)
Other comprehensive income (loss), net	17,623	2,710	(233)	(18,267)	(16,789)	(14,956)
Balance at September 30, 2026	$10,333	$23,991	$319,479	$217,256	$(983,732)	$(412,673)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at July 1, 2025	$(10,379)	$12,806	$295,707	$99,385	$(1,163,026)	$(765,507)
Other comprehensive income (loss), net	848	2,735	17,627	53,361	(45,164)	29,407
Balance at September 30, 2025	$(9,531)	$15,541	$313,334	$152,746	$(1,208,190)	$(736,100)

Nine Months Ended September 30, 2026 and 2025

	Unrealized gains (losses) on CFHs (1)	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2026	$(9,332)	$18,532	$310,320	$106,834	$(1,102,630)	$(676,276)
Other comprehensive income (loss), net	19,665	5,459	9,159	110,422	118,898	263,603
Balance at September 30, 2026	$10,333	$23,991	$319,479	$217,256	$(983,732)	$(412,673)

	Unrealized gains (losses) on CFHs	Our share of derivatives from unconsolidated entities	Derivative NIHs	Debt designated as nonderivative NIHs (2)	CTA	Total AOCI/L
Balance at January 1, 2025	$(11,659)	$12,652	$341,852	$327,897	$(790,957)	$(120,215)
Other comprehensive income (loss), net	2,128	2,889	(28,518)	(175,151)	(417,233)	(615,885)
Balance at September 30, 2025	$(9,531)	$15,541	$313,334	$152,746	$(1,208,190)	$(736,100)

(1)
We estimate that less than $1 million of expense will be reclassified to Interest Expense in the Consolidated Statements of Income over the next twelve months from September 30, 2026, due to the amortization of settled derivatives designated as cash flow hedges.

(2)
Reclassification of amounts out of AOCI/L due to the remeasurement of the unhedged portion of our foreign denominated debt and accrued interest is included within other comprehensive income (loss), net.

Index

Fair Value Measurements

There have been no significant changes in our policy from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Fair Value Measurements on a Recurring Basis

At September 30, 2026 and December 31, 2025, other than the derivatives discussed previously, we had no significant financial assets or financial liabilities that were measured at fair value on a recurring basis in the Consolidated Financial Statements. All of our derivatives held at September 30, 2026 and December 31, 2025, were classified as Level 2 of the fair value hierarchy.

Fair Value Measurements on Nonrecurring Basis

Acquired properties, certain assets we expect to sell or contribute and assets subject to impairment charges are significant nonfinancial assets that met the criteria to be measured at fair value on a nonrecurring basis. At September 30, 2026 and December 31, 2025, we estimated the fair value of our properties using Level 2 or Level 3 inputs from the fair value hierarchy. See more information on our acquired properties in Note 2 and assets held for sale or contribution in Note 4.

Fair Value of Financial Instruments

At September 30, 2026 and December 31, 2025, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values.

The differences in the fair value of our debt from the carrying value in the table below were the result of differences in interest rates or borrowing spreads that were available to us at September 30, 2026 and December 31, 2025, as compared with those in effect when the debt was issued or assumed, including lower borrowing spreads due to our credit ratings. See Note 5 for more information on our debt activity.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facilities and commercial paper	$785,686	$785,686	$44,679	$44,679
Senior notes	34,002,443	30,540,954	32,887,971	30,950,062
Term loans and unsecured other	1,821,219	1,750,061	1,908,723	1,862,065
Secured mortgage	223,134	204,327	195,700	185,965
Total	$36,832,482	$33,281,028	$35,037,073	$33,042,771

NOTE 10. COMMITMENTS AND CONTINGENCIES

Our policies and practices related to environmental matters and litigation, as well as the nature of our off-balance-sheet arrangements, are described in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our policies and practices from what was previously disclosed.

Off-Balance Sheet Liabilities

At September 30, 2026, we had $749.1 million of outstanding performance and surety bonds and standby letters of credit, principally related to certain development and renewable energy projects.

In the normal course of business, we enter into build-to-suit arrangements with customers that obligate us to complete construction. At September 30, 2026, we had approximately $1.9 billion of remaining estimated investment to complete consolidated development projects under such arrangements, which is expected to be funded as construction progresses. The amount ultimately invested may vary from these estimates based on changes in project scope, timing and construction costs.

At September 30, 2026, we did not guarantee any third-party debt of our unconsolidated co-investment ventures. See Note 3 for further discussion related to equity commitments to our unconsolidated co-investment ventures.

Index

NOTE 11. REPORTABLE SEGMENTS

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

Our management Executive Committee (“EC”) is our Chief Operating Decision Maker (“CODM”) and regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources based on our two reportable segments. At September 30, 2026, the EC consisted of the Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; Chief Development Officer; Chief Legal Officer and General Counsel; Chief Administrative Officer/Chief Human Resources Officer; Chief Energy and Sustainability Officer and Managing Director, Strategic Capital. The operating results reviewed by the EC include net operating income (“NOI”), the measure most consistent with U.S. GAAP.

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

Index

The following reportable segment net operating income and assets are presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Real estate segment:
U.S.	$2,086,324	$1,959,698	$6,161,998	$5,814,191
Other Americas	56,876	48,973	168,822	141,209
Europe	39,768	36,833	115,772	95,226
Asia	40,224	18,026	97,344	48,137
Total real estate segment	2,223,192	2,063,530	6,543,936	6,098,763
Strategic capital segment:
U.S.	60,149	51,005	170,112	149,083
Other Americas	25,587	22,154	153,387	65,933
Europe	60,910	54,167	184,825	159,247
Asia	17,680	23,025	58,433	64,389
Total strategic capital segment	164,326	150,351	566,757	438,652

Total revenues	2,387,518	2,213,881	7,110,693	6,537,415

Expenses:
Real estate segment:
U.S. (1)	(482,791)	(459,261)	(1,470,332)	(1,394,588)
Other Americas	(11,509)	(10,073)	(37,061)	(28,255)
Europe	(16,828)	(18,387)	(58,818)	(51,814)
Asia	(17,544)	(5,638)	(43,894)	(16,337)
Total real estate segment	(528,672)	(493,359)	(1,610,105)	(1,490,994)
Strategic capital segment:
U.S. (1)	(40,303)	(34,290)	(134,233)	(93,331)
Other Americas	(7,250)	(6,066)	(20,363)	(15,599)
Europe	(24,341)	(18,149)	(70,638)	(53,797)
Asia	(12,308)	(10,765)	(36,447)	(32,237)
Total strategic capital segment	(84,202)	(69,270)	(261,681)	(194,964)

Total expenses	(612,874)	(562,629)	(1,871,786)	(1,685,958)

Segment net operating income:
Real estate segment:
U.S. (1)	1,603,533	1,500,437	4,691,666	4,419,603
Other Americas	45,367	38,900	131,761	112,954
Europe	22,940	18,446	56,954	43,412
Asia	22,680	12,388	53,450	31,800
Total real estate segment	1,694,520	1,570,171	4,933,831	4,607,769
Strategic capital segment:
U.S. (1)	19,846	16,715	35,879	55,752
Other Americas	18,337	16,088	133,024	50,334
Europe	36,569	36,018	114,187	105,450
Asia	5,372	12,260	21,986	32,152
Total strategic capital segment	80,124	81,081	305,076	243,688

Total segment net operating income	1,774,644	1,651,252	5,238,907	4,851,457

Non-segment items:
General and administrative expenses	(127,597)	(110,662)	(384,113)	(332,234)
Depreciation and amortization expenses	(710,300)	(647,999)	(2,131,324)	(1,957,278)
Gains on dispositions of development properties and land, net	51,538	15,435	423,717	53,363
Gains on other dispositions of investments in real estate, net	56,435	32,235	359,924	116,078
Operating income	1,044,720	940,261	3,507,111	2,731,386

Earnings from unconsolidated entities, net	155,417	92,827	396,183	268,418
Interest expense	(286,955)	(258,274)	(817,552)	(741,891)
Foreign currency, derivative and other gains (losses) and other income (expense), net	64,535	100,981	218,809	(53,506)
Gains (losses) on early extinguishment of debt, net	144	-	(1,777)	-
Earnings before income taxes	$977,861	$875,795	$3,302,774	$2,204,407

Index

	September 30, 2026	December 31, 2025
Segment assets:
Real estate segment:
U.S.	$79,483,679	$77,986,597
Other Americas	3,231,828	3,215,779
Europe	3,071,604	3,218,384
Asia	1,973,316	1,100,273
Total real estate segment	87,760,427	85,521,033
Strategic capital segment: (2)
U.S.	5,939	6,893
Europe	25,280	25,280
Asia	292	307
Total strategic capital segment	31,511	32,480
Total segment assets	87,791,938	85,553,513

Non-segment items:
Investments in and advances to unconsolidated entities	11,505,548	11,093,936
Assets held for sale or contribution	545,788	203,344
Cash and cash equivalents	2,273,497	1,145,647
Other assets	1,777,935	727,816
Total non-segment items	16,102,768	13,170,743
Total assets	$103,894,706	$98,724,256

(1)
This includes compensation and personnel costs for employees who were located in the U.S. but also support other geographies.

(2)
Represents management contracts and goodwill recorded in connection with business combinations associated with the Strategic Capital Segment. Goodwill was $25.3 million at September 30, 2026 and December 31, 2025.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Our significant noncash investing and financing activities for the nine months ended September 30, 2026 and 2025 included the following:

•
We recognized lease right-of-use assets and lease liabilities related to leases in which we are the lessee within Other Assets and Other Liabilities on the Consolidated Balance Sheets, including any new leases, renewals and modifications of $47.2 million in 2026 and $50.0 million in 2025 for both assets and liabilities.

•
We capitalized $28.2 million and $26.6 million in 2026 and 2025, respectively, of equity-based compensation expense.

•
We received $668.3 million and $46.8 million in 2026 and 2025, respectively, of ownership interests in certain unconsolidated co-investment ventures, primarily as a portion of our proceeds from the contribution of properties to these entities.

•
We recognized $1.1 billion in assumed debt and liabilities for future payments to third parties related to acquisitions of net investments in real estate in 2026.

•
We issued 3.5 million and 2.0 million shares in 2026 and 2025, respectively, of the Parent’s common stock upon redemption of an equal number of common limited partnership units in the OP.

•
We received an in-kind equity distribution from an unconsolidated co-investment venture of $41.9 million in 2026.

We paid $823.6 million and $711.3 million for interest, net of amounts capitalized, during the nine months ended September 30, 2026 and 2025, respectively.

We paid $164.6 million and $105.7 million for income taxes, net of refunds, during the nine months ended September 30, 2026 and 2025, respectively.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, Inc. and subsidiaries (the Company) as of September 30, 2026, the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2026 and 2025, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 28, 2026

Index

Report of Independent Registered Public Accounting Firm

To the Partners of Prologis, L.P. and the Board of Directors of Prologis, Inc.:

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Prologis, L.P. and subsidiaries (the Operating Partnership) as of September 30, 2026, the related consolidated statements of income, comprehensive income, and capital for the three-month and nine-month periods ended September 30, 2026 and 2025, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 28, 2026

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” including variations of such words and similar expressions, are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to the combination with SEGRO plc (“SEGRO”), rent and occupancy growth, acquisition and development activity, including data center developments and power procurement related thereto, contribution and disposition activity, general conditions in the geographic areas where we operate, expectations regarding new lines of business, our debt, capital structure and financial position, our ability to earn revenues from co-investment ventures, form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and, therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) international, national, regional and local economic and political climates and conditions; (ii) changes in global financial markets, interest rates and foreign currency exchange rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions, dispositions and development of properties, including those specific to data center development and the integration of the operations of significant real estate portfolios; (v) maintenance of Real Estate Investment Trust (“REIT”) status, tax structuring and changes in income tax laws and rates; (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings; (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures; (viii) risks of doing business internationally, including currency risks; (ix) environmental uncertainties, including risks of natural disasters; (x) Prologis’ and SEGRO’s ability to complete the combination on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties relating to satisfying the conditions to the combination and relating to failure to realize the expected benefits or synergies of the combination; and (xi) those additional factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

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

Index

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

Our Global Presence

At September 30, 2026, we owned or had investments in, on a wholly owned basis or through co-investment ventures, properties and development projects expected to total approximately 1.3 billion square feet across the following geographies:

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

Proposed Combination. On August 4, 2026, we entered into a definitive Co-operation Agreement with SEGRO to acquire the entire issued and to be issued share capital of SEGRO (the “Acquisition”). SEGRO shareholders will receive 0.0920 shares of Prologis common stock for each SEGRO share. SEGRO shareholders may elect a partial cash alternative of up to approximately £3.5 billion, representing 25% of the total consideration based on a fixed price of 1,031.7 pence per SEGRO share, subject to a pro-rata scale-back. We will also include the SEGRO debt assumed in the total cost of the Acquisition. In connection with the Acquisition, Prologis is applying for a secondary listing of its common stock on the London Stock Exchange. The transaction was approved by SEGRO shareholders on September 28, 2026, and is subject to certain other closing conditions, including certain regulatory approvals. It is currently expected that, subject to the satisfaction or waiver of all relevant conditions, the Acquisition will be completed in the first half of 2027.

Our business comprises two reportable segments: Real Estate (Rental Operations and Development) and Strategic Capital.

Below is information summarizing consolidated activity within our segments (in millions):

Real Estate Segment – Rental Operations

NOI [(1)]

$2,000
$1,500
$1,000
$500
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026

Real Estate Segment – Development

Development Stabilizations [2]

$1,200
$900
$600
$300
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
U.S.
Outside the U.S.

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

Real Estate Segment

Rental Operations. Rental operations comprise the largest component of our reportable segments and generally contributes 90% to 95% of our consolidated revenues, earnings and FFO. We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. Through our global footprint, we have a diversified lease portfolio and our revenues from in-place leases are contractual with fixed or inflation-linked escalations. For the trailing twelve months ended September 30, 2026, the weighted average lease term for leases commenced in our consolidated operating portfolio was 66 months. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates and controlling expenses. The primary driver of our revenue growth will be the rolling of in-place leases to current market rents upon lease expiration. We believe our active portfolio management, combined with the skills of our property management, maintenance, energy, sustainability and risk management teams allow us to maximize NOI across our portfolio. Substantially all of our consolidated rental revenue, NOI and cash flows from rental operations are generated in the U.S.

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

Index

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
based on our ownership share (1)
120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Trailing net effective rent change

Estimated Value Creation from Consolidated Development Stabilizations (in millions)
$400
$300
$200
$100
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
U.S.
Outside the U.S.

Strategic Capital Segment Fees and Promote Revenue (in millions)

$320
$240
$160
$80
$0
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Recurring fees
Transactional fees
Promote revenue

(1)
Rent change represents the percentage change in net effective rental rates (average rate over the lease term), on new and renewed leases, commenced during the period compared with previous net effective rental rates for the same respective spaces. Net effective rent ("NER") is calculated at the beginning of the lease using estimated total cash base rent to be received over the term and annualized, and excludes fair value lease amortization from acquisitions. Amounts derived in a currency other than the U.S. dollar have been translated using the average exchange rate from the previous twelve months. Trailing NER change is based on the twelve months immediately prior to the period ended.

•
Rent Growth. As a result of several years of market rent increases, our in-place leases have considerable upside potential to capture higher rents and drive future organic NOI growth. This is evident in the positive rent change we have experienced in every quarter since 2013. For lease rollovers during the three months ended September 30, 2026, the increases to market on our share of the O&M portfolio resulted in increases of 38.0% in NER. Rent change has remained strong, even after moderating from peak levels, reflecting healthy demand and embedded rent growth. We estimate that our share of the remaining lease mark-to-market is approximately 16% (on an NER basis), which represents the amount by which current market rents exceed our in-place rents based on our share of the O&M portfolio at September 30, 2026. This lease mark-to-market has remained meaningfully positive reflecting the accumulated rent growth embedded in our in-place leases remaining to be realized on rollover. As a result, we expect lease renewals to drive higher rental income over the coming years even without further market rent increases.

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

Index

Based on our current estimates, our consolidated land and other real estate investments, including options and CLPs, have the potential to support the development of $34.9 billion ($39.7 billion on an O&M basis) of TEI of newly developed buildings. We measure the estimated value creation of a development project as the stabilized value above our TEI. As properties are completed and leased, we expect to capture the value creation principally through gains realized upon contributing these properties to unconsolidated co-investment ventures, data center sales and through increases in the NOI of the consolidated portfolio.

•
Strategic Capital Advantages. Our co-investment ventures provide third-party capital that enables us to grow our O&M portfolio, help self-fund our development activity through the sale or contribution of newly developed assets to these vehicles and generate substantial management fees. We raise capital to support the long-term growth of these ventures while maintaining significant investments of our own. In 2026, we formed four new co-investment ventures with third-party investors: two development vehicles in the U.S., one stabilized vehicle in Europe and one acquisition vehicle in Asia. At September 30, 2026, the gross book value of the operating portfolio held by all of our unconsolidated co-investment ventures was $62.8 billion across an aggregate of 548 million square feet. We plan to continue to grow this business and increase revenues by increasing our assets under management in existing and newly formed ventures.

•
Balance Sheet Strength. We have a long-standing strategy to build and maintain a strong, flexible balance sheet by using conservative levels of financial leverage. At September 30, 2026, the weighted average remaining term of our consolidated debt was 8 years and the weighted average interest rate was 3.2%. At September 30, 2026, we had total available liquidity of $8.8 billion. We continue to maintain low leverage as a percentage of our real estate investments and our market capitalization. Our low leverage, available liquidity and investment capacity in the co-investment ventures position us to capitalize on opportunistic value-added investments as they arise.

•
Efficient Scale. We have scalable systems and infrastructure in place to grow both our consolidated and O&M portfolios with limited incremental general and administrative ("G&A") expenses, allowing us to focus additions to our workforce in growth areas of the business. Over time, we believe we can continue to grow NOI and strategic capital revenues organically and through accretive development and acquisition activity while further reducing G&A as a percentage of our investments in real estate.

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

SUMMARY OF THE NINE MONTHS ENDED SEPTEMBER 30, 2026

Our operating results during the nine months ended September 30, 2026 were strong, supported by healthy customer demand, high retention and robust leasing activity across our consolidated portfolio, with 100 million square feet of new leases signed (191 million square feet on an O&M basis).

We continued to benefit from the favorable mark-to-market of our existing leases, reflecting cumulative market rent growth over the past several years. As a result, rent change on rollover and same-store growth in our O&M portfolio remained strong. We believe we remain well-positioned for long-term revenue growth, supported by the embedded rent growth in our in-place lease portfolio. At September 30, 2026, our lease mark-to-market remained meaningfully positive at approximately 16% (on an NER and our share basis), reflecting the accumulated rent growth embedded in our in-place leases remaining to be realized on rollover.

These factors contributed to occupancy in our operating portfolio of 95.5% at September 30, 2026 and rent change on leases that commenced during the nine months ended September 30, 2026 of 35.5% on a net effective basis, both metrics based on our ownership share.

Index

We completed the following significant activities in 2026, as described in the Notes to the Consolidated Financial Statements:

•
We acquired $2.8 billion of net investments in real estate, including the acquisitions of our partners' interests in an unconsolidated co-investment venture in Asia and an unconsolidated other venture in the U.S.

•
We generated net proceeds of $2.2 billion and realized net gains on real estate transactions of $784 million, principally from the contribution of real estate properties and land to unconsolidated co-investment ventures in the U.S. and Europe and sales of properties to third parties in the U.S.

•
We earned promotes aggregating $84 million ($39 million net of related strategic capital expenses, which includes stock compensation amortization for promotes earned in prior periods) primarily during the second quarter of 2026 from an unconsolidated co-investment venture in the Other Americas.

•
We commenced $3.9 billion of TEI of consolidated development projects, including $2.1 billion of data center developments, reflecting continued expansion of our development platform.

•
We completed a public offering of 17.25 million shares of our common stock, generating approximately $2.4 billion in net proceeds. We invested $1.0 billion of these proceeds into short-term investments maturing between December 2026 and February 2027.

•
At September 30, 2026, our total debt was $36.8 billion with a weighted average term of 8 years and an effective interest rate of 3.2%. Our financing activities during the nine months ended September 30, 2026 included the following:
•
In March 2026, we amended and restated one of our global credit facilities, maintaining its $3.0 billion borrowing capacity while extending its maturity date to June 2030, with an option to extend to June 2031.
•
In May 2026, we established a Canadian dollar-denominated commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes (“CPNs”) up to C$1.0 billion ($705 million at September 30, 2026). We are required to maintain available commitments under our credit facilities in an amount at least equal to the amount of the CPNs outstanding.
•
In August 2026, we entered into an unsecured term loan agreement (the “2026 Term Loan”) with aggregate commitments of £3.6 billion ($4.7 billion at September 30, 2026), with borrowing availability subject to the closing of the SEGRO acquisition and satisfaction of certain other conditions. Borrowings under the facility may be made in British pound sterling or euros and mature one year after the closing date of the SEGRO acquisition, with an option to extend two additional one-year periods.
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

•
At September 30, 2026, we had total available liquidity of $8.8 billion, including available capacity on our credit facilities of $5.5 billion, unrestricted cash balances of $2.3 billion and short-term investments of $1.0 billion.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Index

Below is our NOI by segment per the Consolidated Financial Statements and a reconciliation of NOI by segment to Operating Income per the Consolidated Financial Statements for the nine months ended September 30 (in millions):

	2026	2025
Real estate segment:
Rental revenues	$6,507	$6,067
Development management and other revenues	37	32
Rental expenses	(1,563)	(1,461)
Other expenses	(47)	(30)
Real Estate Segment – NOI	4,934	4,608

Strategic capital segment:
Strategic capital revenues	567	439
Strategic capital expenses	(262)	(195)
Strategic Capital Segment – NOI	305	244

General and administrative expenses	(384)	(333)
Depreciation and amortization expenses	(2,132)	(1,957)
Operating income before gains on real estate transactions, net	2,723	2,562
Gains on dispositions of development properties and land, net	424	53
Gains on other dispositions of investments in real estate, net	360	116
Operating income	$3,507	$2,731

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

Below are the components of Real Estate Segment NOI for the nine months ended September 30, derived directly from line items in the Consolidated Financial Statements (in millions):

	2026	2025
Rental revenues	$6,507	$6,067
Development management and other revenues	37	32
Rental expenses	(1,563)	(1,461)
Other expenses	(47)	(30)
Real Estate Segment – NOI	$4,934	$4,608

Index

The $326 million change in Real Estate Segment (“RES”) NOI for the nine months ended September 30 compared to the same period in 2025, was impacted by the following activities (in millions):

(1)
Significant rent change due to higher rental rates on the rollover of leases during both periods continues to be a key driver of increasing rental income. See below for key metrics on rent change on rollover and occupancy.

(2)
We calculate changes in NOI from development completions period over period by comparing the change in NOI generated on the pool of developments that completed on or after January 1, 2025 through September 30, 2026.

Below are key operating metrics of our consolidated operating portfolio.

Consolidated Square Feet and Occupancy at Period End
(square feet in millions)
700
600
500
400
300
100%
95%
90%
85%
80%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Square feet
Occupancy

40
30
20
10
0
120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Square feet
Net effective rent change
Trailing net effective rent change (2)

(1)
Consolidated square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater.

(2)
Calculated using the trailing twelve months immediately prior to the period ended.

Index

Development Activity

The following table summarizes consolidated development activity for the nine months ended September 30 (dollars and square feet in millions):

	2026	2025
Starts:
Number of new development buildings started during the period	40	26
Square feet	14	10
TEI	$3,896	$1,966
Percentage of build-to-suits based on TEI	67.9%	68.3%

Stabilizations:
Number of development buildings stabilized during the period	42	32
Square feet	10	9
TEI	$2,005	$1,714
Percentage of build-to-suits based on TEI	29.9%	45.0%
Weighted average stabilized yield (1)	6.9%	6.8%
Estimated value at completion	$2,462	$2,189
Estimated weighted average margin (2)	22.8%	27.7%
Estimated value creation	$457	$475

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

At September 30, 2026, the consolidated development portfolio, including properties under development and pre-stabilized properties, was expected to be completed before February 2029 with a TEI of $6.1 billion and was 34.8% leased, including $2.6 billion of TEI for data centers with power capacity of 680 megawatts. Our investment in the development portfolio was $3.2 billion at September 30, 2026.

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

Below are the components of Strategic Capital Segment NOI for the nine months ended September 30, derived directly from the line items in the Consolidated Financial Statements (in millions):

	2026	2025
Strategic capital revenues	$567	$439
Strategic capital expenses	(262)	(195)
Strategic Capital Segment – NOI	$305	$244

Below is additional detail of our Strategic Capital Segment revenues, expenses and NOI for the nine months ended September 30 (in millions):

	U.S. (1)		Other Americas		Europe		Asia		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Strategic capital revenues ($)
Recurring fees (2)	146	133	68	61	153	141	49	54	416	389
Transactional fees (3)	24	16	10	5	25	18	8	10	67	49
Promote revenue (4)	-	-	76	-	7	-	1	1	84	1
Total strategic capital revenues ($)	170	149	154	66	185	159	58	65	567	439
Strategic capital expenses ($) (4)	(134)	(93)	(21)	(16)	(71)	(53)	(36)	(33)	(262)	(195)
Strategic Capital Segment – NOI ($)	36	56	133	50	114	106	22	32	305	244

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

G&A Expenses

G&A expenses were $384 million and $333 million for the nine months ended September 30, 2026 and 2025, respectively. G&A expenses increased in 2026 compared to 2025, principally due to inflationary increases and higher compensation expenses. We capitalize certain internal costs that are incremental and directly related to our development and building improvement activities.

The following table summarizes capitalized G&A expenses for the nine months ended September 30 (dollars in millions):

	2026	2025
Building and land development activities	$80	$85
Operating building improvements and other	50	43
Total capitalized G&A expenses	$130	$128
Capitalized compensation and related costs as a percentage of total	18.1%	21.2%

Index

Depreciation and Amortization Expenses

We recognized depreciation and amortization expenses of $2.1 billion and $2.0 billion for the nine months ended September 30, 2026 and 2025, respectively.

The depreciation and amortization expenses we recognize can be impacted by: (i) the size and timing of real estate acquisitions, dispositions and contributions; (ii) timing of when development properties are completed and placed into service; and (iii) foreign currency exchange rates and other activity.

Gains on Real Estate Transactions, Net

Gains on the disposition of development properties and land were $424 million and $53 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in 2026 was primarily attributable to the contribution of real estate properties and land to unconsolidated co-investment ventures in the U.S. and Europe.

Gains on other dispositions of investments in real estate were $360 million and $116 million for the nine months ended September 30, 2026 and 2025, respectively, primarily from sales of properties to third parties in the U.S. during both years.

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

	September 30, 2026			December 31, 2025
	Number of Properties	Square Feet	Percentage Occupied	Number of Properties	Square Feet	Percentage Occupied
Consolidated	3,063	682	95.4%	2,968	645	95.4%
Unconsolidated	2,429	548	95.8%	2,472	562	96.3%
Total	5,492	1,230	95.6%	5,440	1,207	95.8%

Index

Below are the key leasing metrics of our O&M operating portfolio.

80
60
40
20
0
120%
90%
60%
30%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Square feet
Net effective rent change
Trailing net effective rent change (2)

Turnover Costs on Leases Commenced [3]

$4.40
$3.30
$2.20
$1.10
$0.00
12%
9%
6%
3%
0%
Q1 2025
Q2 2025
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Per square foot ($)
As a % of lease value

(1)
Square feet of leases commenced and weighted average net effective rent change were calculated for leases with initial terms of one year or greater. We retained approximately 70% or more of our customers, based on the total square feet of leases commenced during these periods.

(2)
Calculated using the trailing four quarters immediately prior to the period ended.

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

We define our same store population for the three months ended September 30, 2026 as the properties in our O&M operating portfolio, including the property NOI for both consolidated properties and properties owned by the unconsolidated co-investment ventures, at January 1, 2025 and owned throughout the same three-month period in both 2025 and 2026. We believe the drivers of property NOI for the consolidated portfolio are generally the same for the properties owned by the ventures in which we invest and therefore we evaluate the same store metrics of the O&M portfolio based on Prologis’ ownership in the properties (“Prologis Share”). The same store population excludes properties held for sale to third parties, along with development properties that were not stabilized at the beginning of the period (January 1, 2025) and properties acquired or disposed of to third parties during the period. To derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the reported period-end exchange rate to translate from local currency into the U.S. dollar, for both periods.

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

			Percentage
	2026	2025	Change
Reconciliation of Consolidated Property NOI to Same Store Property NOI measures:

Rental revenues	$2,205	$2,054
Rental expenses	(512)	(485)
Consolidated Property NOI	$1,693	$1,569

Adjustments to derive same store results:
Property NOI from consolidated properties not included in same store portfolio and other adjustments (1)	(210)	(164)
Property NOI from unconsolidated co-investment ventures included in same store portfolio (1)(2)	1,001	955
Third parties' share of Property NOI from properties included in same store portfolio (1)(2)	(775)	(743)
Prologis Share of Same Store Property NOI – Net Effective (2)	$1,709	$1,617	5.7%
Consolidated properties straight-line rent and fair value lease amortization included in same store portfolio (3)	(137)	(132)
Unconsolidated co-investment ventures straight-line rent and fair value lease amortization included in same store portfolio (3)	(37)	(39)
Third parties' share of straight-line rent and fair value lease amortization included in same store portfolio (2)(3)	29	31
Prologis Share of Same Store Property NOI – Cash (2)(3)	$1,564	$1,477	5.9%

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

(2)
We include the Property NOI for the same store portfolio for both consolidated properties and properties owned by the co-investment ventures based on our investment in the underlying properties. In order to calculate our share of Same Store Property NOI from the co-investment ventures in which we own less than 100%, we use the co-investment ventures’ underlying Property NOI for the same store portfolio and apply our ownership percentage at September 30, 2026 to the Property NOI for both periods, including the properties contributed during the periods. We adjust the total Property NOI from the same store portfolio of the co-investment ventures by subtracting the third parties’ share of both consolidated and unconsolidated co-investment ventures.

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

Index

Other Components of Income (Expense)

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities, which are primarily accounted for using the equity method, of $396 million and $268 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Interest Expense

The following table details our net interest expense for the nine months ended September 30 (dollars in millions):

	2026	2025
Gross interest expense	$846	$753
Amortization of debt discount and debt issuance costs, net	64	64
Capitalized amounts	(92)	(75)
Net interest expense	$818	$742
Weighted average effective interest rate during the period	3.3%	3.2%

Interest expense increased during the nine months ended September 30, 2026, as compared to the same period in 2025, principally due to the issuance of senior notes to finance our acquisition and development activities and higher interest rates on new issuances. We issued $2.2 billion of senior notes during the nine months ended September 30, 2026 and $3.4 billion during the year ended December 31, 2025, with a weighted average interest rate of 4.3% and 4.2%, respectively, at the issuance date.

See Note 5 to the Consolidated Financial Statements and the Liquidity and Capital Resources section below, for further discussion of our debt and borrowing costs.

Foreign Currency, Derivative and Other Gains (Losses) and Other Income (Expense), Net

We recognized foreign currency, derivative and other gains (losses) and other income (expense), net, of $219 million in gains and $54 million in losses for the nine months ended September 30, 2026 and 2025, respectively.

This activity resulted principally from three types of transactions during the nine months ended September 30, 2026 and 2025: (i) interest income earned on short-term investments, sale of investment tax credits generated from our energy business and other income ($188 million and $86 million, respectively); (ii) realized settlement of undesignated derivatives ($25 million of gains and $16 million of gains, respectively); and (iii) unrealized changes in the fair value of undesignated derivatives and the remeasurement of the unhedged foreign debt that was designated as a nonderivative net investment hedge (less than $1 million of gains and $166 million of losses, respectively).

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

Index

co-investment ventures. Deferred income tax expense (benefit) is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in taxable subsidiaries.

The following table summarizes our income tax expense (benefit) for the nine months ended September 30 (in millions):

	2026	2025
Current income tax expense (benefit):
Income tax expense (benefit)	$179	$119
Income tax expense (benefit) on dispositions	17	5
Total current income tax expense (benefit)	196	124

Deferred income tax expense (benefit):
Income tax expense (benefit)	58	(3)
Total deferred income tax expense (benefit)	58	(3)
Total income tax expense	$254	$121

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represents the third-party investors’ share of the earnings generated in consolidated entities in which we do not own 100% of the equity, reduced by the third-party share of fees or promotes we earned during the period. We had net earnings attributable to noncontrolling interests of $187 million and $155 million for the nine months ended September 30, 2026 and 2025, respectively. Included in these amounts were $62 million and $48 million for the nine months ended September 30, 2026 and 2025, respectively, of net earnings attributable to the common limited partnership unitholders of Prologis, L.P.

See Note 6 to the Consolidated Financial Statements for further information on our noncontrolling interests.

Other Comprehensive Income (Loss)

The key driver of changes in Accumulated Other Comprehensive Income (Loss) (“AOCI/L”) in the Consolidated Financial Statements during the nine months ended September 30, 2026 and 2025, was the currency translation adjustment derived from changes in exchange rates during both periods principally on our net investments in real estate outside the U.S. and the borrowings we issue in the functional currencies of the countries where we invest. These borrowings serve as a natural hedge of our foreign investments. In addition, we use derivative financial instruments, such as foreign currency contracts to manage foreign currency exchange rate risk related to our foreign investments and interest rate contracts to manage interest rate risk, that when designated the change in fair value is included in AOCI/L.

See Note 9 to the Consolidated Financial Statements for more information on changes in other comprehensive income and about our derivative and nonderivative transactions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Except as separately discussed above, the changes in comprehensive income attributable to common stockholders and unitholders and its components for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, are similar to the changes for the nine-month periods ended on the same dates.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends and distributions, we expect our primary cash needs will consist of the following:

•
completion of the development and leasing of the properties in our consolidated development portfolio (at September 30, 2026, 74 properties in our development portfolio were 34.8% leased with a current investment of $3.2 billion and a TEI of $6.1 billion when completed and leased, leaving approximately $2.9 billion of estimated additional required investment);

Index

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

•
repayment of debt and scheduled principal payments of $1.2 billion in the remainder of 2026 and $2.0 billion in 2027;

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

•
available unrestricted cash balances and short-term investments ($2.3 billion and $1.0 billion respectively, at September 30, 2026);

•
available capacity under our current credit facility arrangements that allows us to borrow on a short-term basis, with maturities generally ranging from overnight to three months ($5.5 billion available at September 30, 2026), including our commercial paper programs; and

•
proceeds from the issuance of debt.

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

Index

Debt

The following table summarizes information about our consolidated debt by currency (dollars in millions):

	September 30, 2026			December 31, 2025
	Weighted Average Interest Rate	Amount Outstanding	% of Total	Weighted Average Interest Rate	Amount Outstanding	% of Total
British pound sterling	3.0%	$1,820	4.9%	3.0%	$1,844	5.3%
Canadian dollar	4.4%	2,444	6.6%	4.4%	2,005	5.7%
Euro	2.2%	12,017	32.6%	2.2%	12,302	35.1%
Japanese yen	1.5%	3,195	8.7%	1.2%	2,930	8.4%
U.S. dollar	4.1%	16,674	45.3%	4.1%	15,386	43.9%
Other	3.9%	682	1.9%	3.8%	570	1.6%
Total debt (1)	3.2%	$36,832	100.0%	3.2%	$35,037	100.0%

(1)
The weighted average remaining term for total debt outstanding at September 30, 2026 and December 31, 2025 was 8 and 9 years, respectively.

At September 30, 2026, our credit ratings were A from Standard and Poor's and A2 from Moody's, both with stable outlooks. These ratings support our ability to access capital at favorable interest rates. Adverse changes to our credit ratings could negatively affect our business and our future growth, particularly our refinancing and capital markets activities, our ability to manage debt maturities and our development and acquisition plans. A securities rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time by the issuing agency.

At September 30, 2026, we were in compliance with all of our financial debt covenants. These covenants include customary financial covenants, such as maintaining debt service coverage, leverage and fixed charge coverage ratios.

See Note 5 to the Consolidated Financial Statements for further discussion on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. Our venture partners fulfill their equity commitment with cash. We may fulfill our equity commitment through contributions of properties or cash.

The following table summarizes the remaining equity commitments at September 30, 2026 (dollars in millions):

	Equity Commitments (1)
	Number of Ventures	Prologis	Venture Partners	Total	Expiration Date (2)
U.S.	3	$739	$943	$1,682	2029 (3)
Other Americas	1	32	130	162	2026
Asia	2	113	505	618	2034
Total	6	$884	$1,578	$2,462

(1)
The equity commitments for the co-investment ventures that operate in a different functional currency than the U.S. dollar were calculated using the foreign currency exchange rate at September 30, 2026.

(2)
The expiration date represents the latest contractual date for the co-investment ventures to call equity commitments by region.

(3)
Venture partners generally have the option to cancel their equity commitment starting 18 months after the initial commitment date.

See the Cash Flow Summary below for more information about our investment activity in our co-investment ventures.

Index

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30 (in millions):

	2026	2025
Net cash provided by (used in) operating activities	$4,393	$3,850
Net cash provided by (used in) investing activities	$(4,015)	$(3,656)
Net cash provided by (used in) financing activities	$758	$(345)
Net increase (decrease) in cash and cash equivalents, including the effect of foreign currency exchange rates on cash	$1,128	$(133)

Operating Activities

Cash provided by and used in operating activities, exclusive of changes in receivables and payables, was impacted by the following significant activities during the nine months ended September 30, 2026 and 2025:

•
Real Estate Segment. We generate the majority of our operating cash through the net revenues of our Real Estate Segment, including the recovery of our operating costs. Cash flows generated by the Real Estate Segment are impacted by our acquisition, development and disposition activities, which are among the drivers of NOI recognized during each period. See the Results of Operations section above for further explanation of our Real Estate Segment. The revenues from this segment include noncash adjustments for straight-lined rents and amortization of above and below market leases of $502 million and $531 million in 2026 and 2025, respectively.

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

•
G&A expenses and equity-based compensation awards. We incurred $384 million and $333 million of G&A expenses in 2026 and 2025, respectively. We recognized equity-based, noncash compensation expenses of $166 million and $142 million in 2026 and 2025, respectively, which were recorded to Rental Expenses in the Real Estate Segment, Strategic Capital Expenses in the Strategic Capital Segment and G&A Expenses in the Consolidated Statements of Income.

•
Operating distributions from unconsolidated entities. We received $530 million and $455 million of distributions as a return on our investment from the cash flows generated from the operations of our unconsolidated entities in 2026 and 2025, respectively.

•
Cash paid for interest, net of amounts capitalized. We paid interest, net of amounts capitalized, of $824 million and $711 million in 2026 and 2025, respectively.

•
Cash paid for income taxes, net of refunds. We paid income taxes, net of refunds, of $165 million and $106 million in 2026 and 2025, respectively.

Investing Activities

Cash provided by investing activities is driven by proceeds from the sale of real estate assets that include the contribution of properties we developed to our unconsolidated co-investment ventures as well as the sale of data centers and non-strategic operating properties. Cash used in investing activities is principally driven by our capital deployment activities of investing in the development of operating properties and data centers, acquisitions and capital expenditures as discussed above. Acquisition activity includes operating properties, real estate portfolios, land for future development and other real estate assets that we acquired with the intent to redevelop in the future. See Note 2 to the Consolidated Financial Statements for further information on these activities. In addition, the following significant transactions also impacted our cash used in and provided by investing activities during the nine months ended September 30, 2026 and 2025:

•
Investments in and advances to our unconsolidated entities. We invested cash in our unconsolidated entities of $383 million and $51 million in 2026 and 2025, respectively, representing our proportionate share, for the acquisition of properties, development and repayment of debt by the ventures. See Note 3 to the Consolidated Financial Statements for more detail on our unconsolidated co-investment ventures.

•
Return of investment from unconsolidated entities. We received distributions from unconsolidated entities as a return of investment of $306 million and $76 million in 2026 and 2025, respectively, representing our proportionate share. Included in these

Index

amounts were distributions from venture activities, including proceeds from property sales, debt refinancing and the redemption of our investment in certain unconsolidated entities.

•
Net payments on the settlement of net investment hedges. We made net payments of $3 million and $14 million for the settlement of net investment hedges in 2026 and 2025, respectively. See Note 9 to the Consolidated Financial Statements for further information on our derivative transactions.

•
Purchase of short-term investments. We invested $1.0 billion and €150 million ($177 million at September 30, 2025) of cash into short-term investments with maturity dates ranging from four to six months during the nine months ended September 30, 2026 and 2025, respectively.

•
Proceeds from maturity of short-term investments. We received €151 million ($176 million) of cash upon the maturity of a short-term money market during the nine months ended September 30, 2026.

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

Our repurchase of and payments on debt and proceeds from the issuance of debt consisted of the following activity for the nine months ended September 30 (in millions):

	2026	2025
Repurchase of and payments on debt (including extinguishment costs)
Regularly scheduled debt principal payments and payments at maturity	$123	$209
Secured mortgage debt	465	-
Senior notes	584	-
Term loans	197	-
Total	$1,369	$209

Proceeds from the issuance of debt
Secured mortgage debt	$72	$3
Senior notes	2,136	2,932
Term loans	121	20
Total	$2,329	$2,955

We also received net proceeds of $2.4 billion from the issuance of 17.25 million shares of common stock in 2026.

Unconsolidated Co-Investment Venture Debt

We had investments in and advances to our unconsolidated co-investment ventures of $10.7 billion at September 30, 2026. These ventures had total third-party debt of $20.5 billion at September 30, 2026 with a weighted average remaining term of 5 years and weighted average interest rate of 3.6%. The weighted average loan-to-value ratio for all unconsolidated co-investment ventures was 30.8% at September 30, 2026 based on gross book value. Loan-to-value, a non-GAAP measure, was calculated as the percentage of total third-party debt to the gross book value of real estate for each venture and weighted based on the cumulative gross book value of all unconsolidated co-investment ventures.

At September 30, 2026, we did not guarantee any third-party debt of the unconsolidated co-investment ventures.

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

Index

Outstanding Common Shares and Units Eligible for Dividends and Distributions

At September 30, 2026, the total outstanding shares of the Parent's common stock and common limited partnership units in the OP eligible for dividends and distributions were as follows (in thousands):

Shares/Units
Common shares outstanding	950,396
Common limited partnership units outstanding	19,068
Total outstanding common shares and units eligible for dividends and distributions	969,464

We paid quarterly cash dividends of $1.07 and $1.01 per common share in each of the first three quarters of 2026 and 2025, respectively. Our future common stock dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

We make distributions on the common limited partnership units outstanding at the same per unit amount as our common stock dividend.

Preferred Stock Dividends

At September 30, 2026, our Series Q preferred stock had an annual dividend rate of 8.54% per share and the dividends are payable quarterly in arrears.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Other Commitments

On an ongoing basis, we are engaged in various stages of negotiations for the acquisition, disposition or development of individual properties or portfolios of properties. See the discussion of our build-to-suit development commitments in Note 10 to the Consolidated Financial Statements.

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

	2026	2025
Reconciliation of net earnings attributable to common stockholders to FFO measures:
Net earnings attributable to common stockholders	$2,857	$1,924

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	2,053	1,897
Gains on other dispositions of investments in real estate, net of taxes (excluding development properties and land)	(359)	(115)
Adjustments related to noncontrolling interests	(35)	(49)
Our proportionate share of adjustments related to unconsolidated entities	426	423
NAREIT defined FFO attributable to common stockholders/unitholders	$4,942	$4,080

Add (deduct) our modified adjustments:
Unrealized foreign currency, derivative and other losses (gains), net	(7)	155
Deferred income tax expense (benefit)	58	(3)
Adjustments related to noncontrolling interests	1	-
Our proportionate share of adjustments related to unconsolidated entities	(6)	(3)
FFO, as modified by Prologis attributable to common stockholders/unitholders	$4,988	$4,229

Adjustments to arrive at Core FFO:
Gains on dispositions of development properties and land, net	(424)	(53)
Current income tax expense (benefit) on dispositions	15	4
Losses (gains) on early extinguishment of debt, net	2	-
Venture formation costs	6	-
Adjustments related to noncontrolling interests	-	3
Our proportionate share of adjustments related to unconsolidated entities	(43)	(5)
Core FFO attributable to common stockholders/unitholders	$4,544	$4,178

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in foreign currency exchange rates or interest rates at September 30, 2026. The results of the sensitivity analysis are summarized in the following sections. The sensitivity analysis is of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to foreign currency exchange rate and interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing foreign currency exchange rates and interest rates.

Foreign Currency Risk

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. We primarily mitigate this risk by borrowing in the currencies where we invest, creating a natural hedge. In addition, we use derivative financial instruments, such as foreign currency contracts designated as net investment hedges, which offset translation adjustments on the net assets of our foreign investments. At September 30, 2026, after consideration of our ability to borrow in the foreign currencies in which we invest and also derivative and nonderivative financial instruments as discussed in Note 9 to the Consolidated Financial Statements, we had minimal net equity denominated in a currency other than the U.S. dollar.

Index

For the nine months ended September 30, 2026, $625 million or 8.8% of our total consolidated revenue was denominated in foreign currencies. We enter into foreign currency contracts that we do not designate, such as forwards, to reduce the impact from fluctuations in foreign currency associated with the translation of the future earnings of our international subsidiaries. At September 30, 2026, we had foreign currency contracts denominated principally in British pound sterling, Canadian dollar, euro and Japanese yen, with an aggregate notional amount of $1.5 billion. As we do not designate these foreign currency contracts as hedges, the gain or loss on settlement is included in our earnings and offsets the lower or higher translation of earnings from our investments denominated in currencies other than the U.S. dollar. Although the impact to net earnings is mitigated through higher translated U.S. dollar earnings from these currencies, a weakening of the U.S. dollar against these currencies by 10% could result in a $148 million cash payment on settlement of these contracts.

Interest Rate Risk

We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt. At September 30, 2026, $35.9 billion of our debt bore interest at fixed rates and therefore the fair value of these instruments was affected by changes in market interest rates. At September 30, 2026, $1.5 billion of our debt bore interest at variable rates. The following table summarizes the future repayment of debt and scheduled principal payments at September 30, 2026 (dollars in millions):

	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$401	$2,020	$2,605	$3,368	$27,496	$35,890	$31,821
Weighted average interest rate (1)	2.2%	2.2%	3.2%	2.7%	3.5%	3.3%

Variable rate debt
Credit facilities and commercial paper	$786	$-	$-	$-	$-	$786	$786
Secured mortgage debt	4	26	13	9	2	54	54
Term loans	-	-	110	15	495	620	620
Total variable rate debt	$790	$26	$123	$24	$497	$1,460	$1,460

(1)
The weighted average interest rates represent the effective interest rates (including amortization of debt issuance costs and noncash premiums and discounts) for the debt outstanding and include the impact of designated interest rate contracts, which effectively fix the interest rate on certain variable rate debt.

At September 30, 2026, the weighted average effective interest rate on our variable rate debt was 3.0%, which was calculated using an average balance on our credit facilities throughout the year and our other variable rate debt balances at September 30, 2026. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a 10% increase in interest rates on our average outstanding variable rate debt balances would result in additional annual interest expense of $5 million, which equates to a change in interest rates of 30 basis points on our average outstanding variable rate debt balances and 1 basis point on our average total debt balances.

ITEM 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), at September 30, 2026. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, we continued the implementation of a new financial system to further automate our global close and consolidation processes and the related controls. There have been no other changes in Prologis, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, Prologis, Inc.’s internal control over financial reporting.

Index

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act at September 30, 2026. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, we continued the implementation of a new financial system to further automate our global close and consolidation processes and related controls. There have been no other changes in Prologis, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, Prologis, L.P.’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

At September 30, 2026, no material changes had occurred in our risk factors as discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2026, we issued 0.1 million shares of common stock of Prologis, Inc. in connection with the redemption of common units of Prologis, L.P. pursuant to the terms of the limited partnership agreement of Prologis, L.P. These issuances were made in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

ITEM 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Index

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission (“SEC”) and, pursuant to Rule 12b-32, are incorporated herein by reference.

2.1	Co-operation Agreement, dated as of August 4, 2026, between Prologis, Inc. and SEGRO plc (incorporated by reference to Exhibit 2.1 to Prologis’ Current Report on Form 8-K filed on August 4, 2026).

10.1	Term Loan Credit Agreement, dated as of August 4, 2026 (incorporated by reference to Exhibit 10.1 to Prologis' Current Report on Form 8-K filed August 4, 2026).

10.2†	First Amendment to Term Loan Credit Agreement and Borrower Accession Agreement, dated as of September 1, 2026

15.1†	KPMG LLP Awareness Letter of Prologis, Inc.

15.2†	KPMG LLP Awareness Letter of Prologis, L.P.

22.1†	Subsidiary guarantors and issuers of guaranteed securities.

31.1†	Certification of Chief Executive Officer of Prologis, Inc.

31.2†	Certification of Chief Financial Officer of Prologis, Inc.

31.3†	Certification of Chief Executive Officer for Prologis, L.P.

31.4†	Certification of Chief Financial Officer for Prologis, L.P.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

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

Date: October 28, 2026